Form 10-Q
period 1995-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1995-05-15
CIK 765207

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.    20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Three Months Ended:  March 31, 1995    Commission File No. 2-96573


FIRST NATIONAL LINCOLN CORPORATION
(Exact name of registrant as specified in its charter)


MAINE                                                       01-0404322
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No)


MAIN STREET, DAMARISCOTTA, MAINE                                 04543
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (207)  563 - 3195


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   XX  No   __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at March 31, 1995

(Common Stock, No par)                                         608,118

FIRST NATIONAL LINCOLN CORPORATION
INDEX

PART 1    Financial Information                                Page No.

Item 1:   Financial Statements

 Consolidated Balance Sheets -                                  1  &  2
  March 31, 1995, March 31, 1994,
  and December 31, 1994.

 Consolidated Statements of Income -                            3  &  4
  Three months ended March 31, 1995
  and March 31, 1994.

 Consolidated Statements of Cash Flows -                        5  &  6
  Three months ended March 31, 1995
  and March 31, 1994.

 Management's discussion and analysis of                        7  - 10
  financial condition and results of operations.


PART II   Other Information

Item 6:   Exhibits and reports on Form 8-K.                          11

Signatures                                                           12

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, (000  OMITTED)

                                        3/31/95      3/31/94     12/31/94
                                      (Unaudited)  (Unaudited)  (Unaudited)
Assets
Cash and due from banks                   $4,427       $3,985       $5,230
Investments:
 Available for sale (market values
   $16,425 at 3/31/95, $19,584 at
   3/31/94 and $16,533 at 12/31/94)       16,425       19,584       16,533
 Held to maturity (market values
   $49,103 at 3/31/95, $51,979 at
   3/31/94 and $46,759 at 12/31/94)       50,386       51,662       49,121

Loans                                    124,920      116,027      120,294
Less allowance for loan losses             2,340        2,594        2,428

     Net loans                           122,580      113,433      117,866

Accrued interest receivable                1,674        1,541        1,678
Bank premises and equipment                4,378        4,108        4,485
Other real estate owned                      581          764          553
Other assets                               1,457        1,646        1,065

         Total Assets                   $201,908     $196,723     $196,531

Liabilities & Stockholders' Equity
Demand deposits                          $10,004       $9,530      $12,140
NOW deposits                              26,257       32,326       27,764
Savings deposits                          34,519       40,652       39,906
Money market deposits                      7,694        9,110        8,886
Certificates of deposit                   49,152       48,192       45,462
Certificates 100M and over                12,492       17,304        8,287

     Total deposits                     $140,118     $157,114     $142,445

Other liabilities                          1,554        1,106          584
Borrowed funds                            42,676       23,000       36,610

     Total Liabilities                   184,348      181,220      179,639

Stockholders' Equity:
Common stock                               1,520        1,515        1,519
Additional paid-in capital                 2,685        2,641        2,678
Retained earnings                         13,367       11,326       12,829
Net unrealized gains (losses) on
  available-for-sale securities              (12)          21         (134)

    Total Stockholders' Equity            17,560       15,503       16,892

     Total Liabilities & Stockholders'
        Equity                          $201,908     $196,723     $196,531

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (000 OMITTED)

For the three months ended March 31,                    1995         1994
                                                   (Unaudited)  (Unaudited)
Interest Income:
     Interest and fees on loans                        $2,819       $2,121
     Interest and dividends on investments              1,106        1,046

     Total interest income                              3,925        3,167

Interest expense:
     Interest on deposits                               1,121        1,079
     Interest on borrowed funds                           616          133

     Total interest expense                             1,737        1,212

Net interest income                                     2,188        1,955

Provision for loan losses                                   0            0

     Net interest income after provision
        for loan losses                                 2,188        1,955

Other operating income:
     Trust department income                               53           53
     Service charges on deposit accounts                  114          115
     Net securities gains (losses)                        (58)          (5)
     Other operating income                                50           58

     Total other operating income                         159          221

Other operating expenses:
     Salaries and employee benefits                       768          770
     Occupancy expense                                     81           82
     Premises and equipment expense                       150          141
     Other                                                435          562

     Total other operating expenses                     1,434        1,555

Income before income taxes                                913          621
Applicable income taxes                                   290          205

NET INCOME                                               $623         $416

Earnings per common share:

     Net income                                         $1.02        $0.69
     Dividends declared                                 $0.14        $0.13

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the three months ended March 31,                    1995         1994
                                                    Unaudited)  (Unaudited)

Cash flows from operating activities:
     Net income                                          $623         $416
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                    120          110
          Provision for loan losses                         0            0
          Net (gain) loss on sale of investments           58            5
          Write down of other real estate owned             0           98
          Losses related to other real estate owned         0            5
          Net change in other assets                     (388)         (61)
          Net change in other liabilities                 970          292
          Net amortization of premium on investments        8           (6)

            Net cash provided by operating activities   1,391          859

Cash flows from investing activities:
     Proceeds from sales of investments                 2,000        5,200
     Proceeds from maturities of investments            1,500        1,662
     Proceeds from sales of other real estate owned         0          117
     Purchase of investments                           (4,658)     (10,500)
     Net decrease (increase) in loans                  (4,686)     (12,970)
     Capital expenditures                                 (13)         (35)

            Net cash used in investing activities      (5,857)     (16,526)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts      (10,222)        (646)
     Net increase (decrease) in cert. of deposit        7,895        1,050
     Net increase (decrease) in other borrowings        6,066       14,602
     Net proceeds from stock issuance                       9           15
     Dividends paid                                       (85)         (79)

            Net cash provided by financing activities   3,663       14,942

Net increase (decrease) in cash and cash equivalents     (803)        (725)
Cash and cash equivalents at beginning of period        5,230        4,710
Cash and cash equivalents at end of period             $4,427       $3,985

Interest paid                                          $1,705       $1,216
Income taxes paid                                         $40           $6
Non-cash transactions:
     Loans transferred to Other Real Estate Owned         $28           $0

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY
     Net income for the three months ended March 31, 1995 was $623,000, an
increase of     49.8% over the same period a year ago.

NET INTEREST INCOME
     Net interest income of $2,188,000 for the three months ended March 31, 1995 is a 11.9% increase over 1994's net interest income of $1,955,000. Total interest income of $3,925,000 is a 23.9% increase over 1994's total interest income of $3,167,000. Total interest expense of $1,737,000 is a 43.3% increase over 1994's total interest expense of $1,212,000.

PROVISION FOR LOAN LOSSES
     No provision to the allowance for loan losses was made for the first three months of 1995. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201.

NON-INTEREST INCOME
     Non-interest income for the three months ended March 31, 1995 was $159,000, a decrease of 28.1% from 1994's non-interest income of $221,000. This decrease is due primarily to a net securities loss of $58,000 during the first quarter of 1995.

NON-INTEREST EXPENSE
     Non-interest expense of $1,434,000 for the three months ended March 31, 1995 is a decrease of 7.8% from 1994's non-interest expense of $1,555,000. INCOME TAXES
     Income taxes on operating earnings increased to $290,000 for the first three months in 1995 from $205,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS
     Deposits as of March 31, 1995 decreased by 10.8% or $16,996,000 from March 31, 1994. Demand deposits increased by 5.0% or $474,000, NOW deposits decreased by 18.8% or $6,069,000, savings deposits decreased by 15.1% or $6,133,000, money market deposits decreased by 15.5% or $1,416,000 and certificates of deposit decreased by 5.9% or $3,852,000. The deposit shortfall was supplemented by borrowings from the Federal Home Loan Bank.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES
     Stockholders' investment as of March 31, 1995 was $17,560,000 compared to $15,503,000 for the same period in 1994. The major reason for this increase was the earnings performance in the year 1994 and the first three months of 1995.
     Dividends declared, which had been reduced 25% in January 1991, were increased by one cent beginning in the second quarter of 1993 through the first quarter of 1994 to the current level of 14 cents per share per quarter. Dividends declared were again increased by one cent in the second quarter of 1994. Primary capital at March 31, 1995 was 9.46% versus 9.12%

MANAGEMENT'S DISCUSSION CONT.

at March 31, 1994, both well above the 6.00% level mandated by the regulatory authorities. Leverage capital ratios were 8.40% and 7.59%, respectively, at March 31, 1995 and March 31, 1994.
     At March 31, 1995 the Bank had a tier one risk-based capital ratio of 13.02% and tier two risk-based capital ratio of 14.27%, versus 11.91% and 13.16%, respectively, at March 31, 1994. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT
     As of March 31, 1995 the Bank had primary sources of liquidity of $27,595,000, or 13.70% of its assets. It is Management's opinion that this is adequate. Through its Asset/Liability program, the Bank has adopted guidelines for liquidity.
     We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LOAN POLICIES
     Real estate values:
     A. Residential properties We loan up to 80% of the appraised value of the property and do no further appraisals as long as the payment history remains satisfactory. If a loan becomes delinquent, a review might be done of the loan. When a loan becomes 90 or more days past due, an in-depth review is made of the loan and a determination made as to whether or not a reappraisal is required.
     B. Land only properties We do not have many of these but we do loan up to 65% of the appraised value of the property. Handled the same way as above from booking date on.
     C. Commercial properties We loan up to 70% of the appraised value, and once the loan is closed, the loan policy requires the following:
        Loan paying satisfactorily, a re-appraisal is required every five years. Loans running 90 or more days past due steadily and graded OAEM are appraised every 18 months. Loans graded substandard or lower (including O.R.E.O. properties) are appraised as necessitated.
        Note:  A certified appraiser is used for all appraisals.

     At March 31, 1995 and 1994, loans on a non-accrual status totaled $1,463,000 and $2,665,000, respectively. In addition to loans on a non-accrual status at March 31, 1995 and 1994, loans past due greater than 90 days totaled $93,000 and $36,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS
     In the first quarter of 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and

MANAGEMENT'S DISCUSSION CONT.

securities held to maturity. As of March 31, 1995 stockholders' equity was reduced by $12,000 due to a net unrealized loss in the available for sale portfolio.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS
     No recourse obligations have been incurred in connection with the sale of loans.

RISK ELEMENTS
     Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, liquidity or capital resources.
     There are no known potential problem loans which are not now disclosed pursuant to Item III. C. 1. of Industry Guide 3. Item III. C. 2. is not applicable.

REGULATORY MATTERS
     Procedures for monitoring Bank Loan Administration:
     A.  Loan reviews are done on a regular basis.
     B.  An action plan is prepared quarterly on all criticized loans.
     C.  Delinquent loans are reviewed monthly by the Problem Asset
         Committee.
     D. A tickler system has been prepared to follow for current information (such as financial statements, appraisals and/or credit memos to the credit file). Note: Most of the above applies only to commercial loans, but retail loans are reviewed periodically, usually around a delinquency.

     Procedures for monitoring Bank Other Real Estate Owned:
The O.R.E.O. portfolio is handled by the Bank's Collections Officer, with backup by the Senior Loan Officer. Most properties are listed with real estate brokers for sale. All properties are appraised periodically for market value and carried at market value with an O.R.E.O. reserve for selling costs.

OTHER
     The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Bank for this interim period just ended. All such adjustments were of a normal recurring nature.

PART II

ITEM 6:   Exhibits, Financial Statement Schedules, and reports on Form 8-K

          A.  Exhibits
              Exhibit 27. Financial Data Schedule
          B.  Reports on Form 8-K
              During the registrant's first three months ended March 31, 1995 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL LINCOLN CORPORATION

May 10, 1995                            Daneil R. Daigneault
Date                                    Daniel R. Daigneault
                                           President and CEO

May 10, 1995                                 F. Stephen Ward
Date                                         F. Stephen Ward
                                                   Treasurer