Form 10-Q
period 1995-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1995-08-11
CIK 765207

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Six Months Ended:  June 30, 1995    Commission File No.
2-96573


FIRST NATIONAL LINCOLN CORPORATION
(Exact name of registrant as specified in its charter)


MAINE
01-0404322
(State or other jurisdiction of        (I.R.S. Employer
Identification No)
 incorporation or organization)

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

Class                              Outstanding at June 30,
1995
(Common Stock, No par)
607,067

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1      Financial Information
Page

Item 1:     Financial Statements

            Consolidated Balance Sheets -
1  &  2
                June 30, 1995, June 30, 1994,
              and December 31, 1994.

             Consolidated Statements of Income -
3  &  4
               Six months ended June 30, 1995
              and June 30, 1994.

             Consolidated Statements of Income -
5  &  6
              Quarter ended June 30, 1995
              and June 30, 1994.

           Consolidated Statements of Cash Flows -
7  &  8
               Six months ended June 30, 1995
              and June 30, 1994.

           Management's discussion and analysis of
9  - 12
              financial condition and results of operations.


PART II     Other Information

            Item 6:      Exhibits and reports on Form 8-K.
13

            Signatures
14

FIRST NATIONAL LINCOLN CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(000  OMITTED)


                                            6/30/95 6/30/94
12/31/94
                                         (Unaudited)
(Unaudited)  (Unaudited)

Assets

Cash and due from banks                      $6,010
$4,244       $5,230

Investments:

 Available for sale (market values $16,580
  $16,580 at 6/30/95, $19,391 at 6/30/94
and $16,533 at 12/31/94)                     16,580
19,391       16,533

 Held to maturity (market values $48,845
   at 6/30/95, $47,588 at 6/30/94 and
   $46,759 at 12/31/94)                      49,035
48,594       49,121


Loans                                       131,009
121,313      120,294
Allowance for loan losses                    (2,273)
(2,580)      (2,428)

     Net loans                              128,736
118,733      117,866

Accrued interest receivable                   1,800
1,737        1,678
Bank premises and equipment                   4,282
4,015        4,485
Other real estate owned                         650
639          553
Other assets                                  1,371
1,761        1,065

          Total Assets                     $208,464
$199,114     $196,531



Liabilities & Stockholders' Equity

Demand deposits                             $11,089
$10,638      $12,140
NOW deposits                                 25,898
27,103       27,764
Savings deposits                             33,844
42,289       39,906
Money market deposits                         6,673
8,411        8,886
Certificates of deposit                      50,699
44,723       45,462
Certificates 100M and over                   13,867
13,188        8,287

  Total deposits                           $142,070
$146,352     $142,445

BALANCE SHEETS CONT.





                                            6/30/95
6/30/94     12/31/94
                                         (Unaudited)
(Unaudited)  (Unaudited)


Other liabilities                             1,592
1,099          584
Borrowed funds                               46,659
35,737       36,610

  Total Liabilities                         190,321
183,188      179,639

Stockholders' Equity:

Common stock                                  1,522
1,516        1,519
Additional paid-in capital                    2,706
2,650        2,678
Retained earnings                            13,915
11,787       12,829
Net unrealized gains (losses) on availablefor-sale
   securities                                    53
(27)        (134)
Treasury stock                                  (53)
0            0

  Total Stockholders' Equity                 18,143
15,926       16,892

   Total Liabilities & Stockholders'
       Equity                                $208,464
$199,114     $196,531

FIRST NATIONAL LINCOLN CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

                                            For the six

months ended June 30,

1995         1994

(Unaudited)  (Unaudited)

Interest Income:

     Interest and fees on loans
$5,772       $4,451
     Interest and dividends on investments
2,220        2,115

     Total interest income
7,992        6,566

Interest expense:

     Interest on deposits
2,395        2,193
     Interest on borrowed funds
1,305          437

     Total interest expense
3,700        2,630

Net interest income
4,292        3,936

Provision for loan losses
0            0

     Net interest income after provision
        for loan losses
4,292        3,936

Other operating income:

     Trust department income
105          105
     Service charges on deposit accounts
234          232
                Net securities gains (losses)
(39)           7
     Other operating income
103          131

                Total other operating income
403          475


Other operating expenses:

               Salaries and employee benefits
1,489        1,532
     Occupancy expense
156          153
               Premises and equipment expense
300          279
     Other
905        1,040

               Total other operating expenses
2,850        3,004

STATEMENTS OF INCOME CONT.




1995         1994

Unaudited)  (Unaudited)


Income before income taxes
1,845        1,407
Applicable income taxes
583          446

NET INCOME
$1,262         $961


Earnings per common share:

     Net income
$2.08        $1.58
     Dividends declared
$0.29        $0.27

             FIRST NATIONAL LINCOLN CORPORATION
                       AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF INCOME
               (000 OMITTED)

                                               For the

quarter ended June 30,

1995         1994

(Unaudited)  (Unaudited)

Interest Income:

     Interest and fees on loans
$2,953       $2,330
     Interest and dividends on investments
1,114        1,069

     Total interest income
4,067        3,399

Interest expense:

     Interest on deposits
1,274        1,114
     Interest on borrowed funds
689          304

     Total interest expense
1,963        1,418

Net interest income
2,104        1,981

Provision for loan losses
0            0

     Net interest income after provision
        for loan losses
2,104        1,981

Other operating income:

     Trust department income
52           52
     Service charges on deposit accounts
120          117
                Net securities gains (losses)
19           12
     Other operating income
53           73

                Total other operating income
244          254


Other operating expenses:

               Salaries and employee benefits
721          762
     Occupancy expense
75           71
               Premises and equipment expense
150          138
     Other
470          478

               Total other operating expenses
1,416        1,449

STATEMENTS OF INCOME CONT.




1995         1994

(Unaudited)  (Unaudited)


Income before income taxes
932          786
Applicable income taxes
293          241

NET INCOME
$639         $545


Earnings per common share:

     Net income
$1.05        $0.89
     Dividends declared
$0.15        $0.14

    FIRST NATIONAL LINCOLN CORPORATION
              AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the six
months ended June 30,

1995         1994
Unaudited)  (Unaudited)
Cash flows from operating activities:
     Net income
$1,262         $961
          Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation
253          221
          Provision for loan losses
0            0
          Net (gain) loss on sale of investments
39           (7)
            Write down of other real estate owned
0           98
          Losses related to other real estate owned (2)
6
          Net change in other assets
(428)        (372)
               Net change in other liabilities
1,008          285
          Net amortization of premium on investments 11
(17)

              Net cash provided by operating activities
2,143        1,175

Cash flows from investing activities:

     Proceeds from sales of investments
3,000        5,500
     Proceeds from maturities of investments
2,021        5,797
       Proceeds from sales of other real estate owned
10          239
     Purchase of investments
(4,855)     (13,677)
     Net decrease (increase) in loans
(11,084)     (16,290)
     Capital expenditures
(51)         (53)

              Net cash used in investing activities
(10,959)     (18,484)

Cash flows from financing activities:

     Net increase (decrease) in demand deposits,
         savings, money market and club accounts
(11,071)      (3,823)
     Net increase (decrease) in certificates of deposit
10,816       (6,535)
         Net increase (decrease) in other borrowings
10,049       27,339
     Payment to repurchase common stock
(53)           0
     Net proceeds from stock issuance
31           25
     Dividends paid
(176)        (163)

              Net cash provided by financing activities
9,596       16,843

STATEMENTS OF CASH FLOWS CONT.




1995         1994

(Unaudited)  (Unaudited)


Net increase (decrease) in cash and
   cash equivalents
780         (466)
Cash and cash equivalents at beginning
   of period
5,230        4,710

Cash and cash equivalents at end of
   period
$6,010       $4,244

Interest paid
$3,639       $2,662

Income taxes paid
$319         $266

Non-cash transactions:
     Loans transferred to Other Real Estate
        Owned (Net)
$109           $0

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the six months ended June 30, 1995 was $1,262,000, an increase of 31.3% over 1994's net income of $961,000.

     Net income for the quarter ended June 30, 1995 was $639,000, compared to $545,000 in 1994, an increase of 17.2%.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1995 was $4,292,000,a 9.0% increase over 1994's net interest income of $3,936,000. Total interest income of $7,992,000 is a 21.7% increase over 1994's total interest income of $6,566,000. Total interest expense of $3,700,000 is a 40.7%
increase over 1994's total interest expense of $2,630,000.

     Net interest income for the quarter ended June 30, 1995 was $2,104,000, a 6.2% increase over 1994's net interest income of $1,981,000. Total interest income of $4,067,000 is a 19.7% increase over 1994's total interest income of $3,399,000. Total interest expense of $1,963,000 is a 38.4%
increase over 1994's total interest expense of $1,418,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first six months of 1995. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201.

NON-INTEREST INCOME

     Non-interest income of $403,000 for the six months ended June 30, 1995 was a decrease of 15.2% from 1994's non interest income of $475,000. This decrease is due primarily to a net securities loss of $39,000 during the first six months of 1995.

     Non-interest income for the quarter ended June 30, 1995 was $244,000, a 3.9% decrease from the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $2,850,000 for the six months ended June 30, 1995 is a decrease of 5.1% from 1994's non interest expense of $3,004,000.

     Non-interest expense for the quarter ended June 30, 1995 was $1,416,000, a 2.3% decrease from 1994's noninterest expense of $1,449,000.

INCOME TAXES

     Income taxes on operating earnings increased to $583,000 for the first six months in 1995 from $446,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

    Income taxes were $293,000 for the quarter ended June
30, 1995 compared to $241,000 in 1994.

DEPOSITS AND BORROWED FUNDS

     Deposits as of June 30, 1995 decreased by 2.9% or $4,282,000 from June 30, 1994. Demand deposits increased by 4.2% or $451,000, NOW deposits decreased by 4.4% or $1,205,000, savings deposits decreased by 20.0% or $8,445,000, money market deposits decreased by 20.7% or $1,738,000 and certificates of deposit increased by 11.5% or $6,655,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 30.6% or $10,922,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of June 30, 1995 was $18,143,000 compared to $15,926,000 for the same period in 1994. The reason for this increase was the improved earnings performance in the year 1994 and the first six months of 1995.

     During 1994, the Company declared cash dividends of 13 cents per share for the first quarter and 14 cents per share for the last three quarters. Dividends remained at 14 cents per share for the first quarter in 1995 and then were increased by one cent in the second quarter to the current level of 15 cents per share.

       Primary capital at June 30, 1995 was 9.38% versus
9.18% at June 30, 1994, both well above the 6.00% level mandated by the regulatory authorities. Leverage capital ratios were 8.45% and 8.00%, respectively, at June 30, 1995 and June 30, 1994.

     At June 30, 1995 the Bank had a tier one risk-based capital ratio of 13.00% and tier two risk-based capital ratio of 14.25%, versus 11.74% and 12.99%, respectively, at June 30, 1994. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of June 30, 1995 the Bank had primary sources of liquidity of $20,734,000, or 10.02% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

B. Land only properties We do not have many of these but we do loan up to 65% of the appraised value of the property.
They are handled the same way as above from booking date on.

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

     At June 30, 1995 and 1994, loans on a non-accrual status totaled $1,511,000 and $2,647,000, respectively. In addition to loans on a non-accrual status at June 30, 1995 and 1994, loans past due greater than 90 days totaled $100,000 and $55,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     In the first quarter of 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and securities held to maturity. As of June 30, 1995 stockholders' equity was increased by $53,000 due to a net unrealized gain in the available for sale portfolio.

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

     Procedures for monitoring Bank Other Real Estate Owned:

            The O.R.E.O. portfolio is handled by the Bank's
Collections Officer,
            with backup by the Senior Loan Officer. Most properties are listed with real estate brokers for sale.  All
properties are appraised
            periodically for market value, and provision is made to the allowance for O.R.E.O. losses if the estimated market value after selling costs is lower than the carrying value of the property.

OTHER

     The quarterly financial statements in the opinion of

Management fairly represent all adjustments made to reflect

the current financial condition of the Bank for this interim period just ended.  All such adjustments were of a normal

recurring nature.

PART II





ITEM 6: Exhibits, Financial Statement Schedules, and reports on Form 8-K

          A.     Exhibits

               Exhibit 27.  Financial Data Schedule.

          B.     Reports on Form 8-K

               During the registrant's first six months ended June 30, 1995 the registrant was not required to and did not file any reports on
               Form 8-K.

SIGNATURES





     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   FIRST NATIONAL LINCOLN
CORPORATION



August 10, 1995                                  Daniel R.
Daigneault
Date                                             Daniel R.
Daigneault
                                                 President
and CEO



August 10, 1995                                  F. Stephen
Ward
Date                                             F. Stephen
Ward
                                                 Treasurer