Form 10-Q
period 1995-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1995-11-13
CIK 765207

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.    20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

   For Nine Months Ended:  September 30, 1995    Commission File No. 2-96573


                           FIRST NATIONAL LINCOLN CORPORATION
                (Exact name of registrant as specified in its charter)


               MAINE                                    01-0404322
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
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
          Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at Sept. 30, 1995
        (Common Stock, No par)                              608,831

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information                                Page No.

     Item 1:     Financial Statements
          Consolidated Balance Sheets -                               1  &  2
            September 30, 1995, September 30, 1994,
            and December 31, 1994.

          Consolidated Statements of Income -                         3  &  4
            Nine months ended September 30, 1995
            and September 30, 1994.

          Consolidated Statements of Income -                         5  &  6
            Quarter ended September 30, 1995
            and September 30, 1994.

          Consolidated Statements of Cash Flows -                     7  &  8
            Nine months ended September 30, 1995
            and September 30, 1994.

          Management's discussion and analysis of                     9  - 12
            financial condition and results of operations.


PART II     Other Information

     Item 6:     Exhibits and reports on Form 8-K.                         13

Signatures                                                                 14

                    FIRST NATIONAL LINCOLN CORPORATION
                            AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                            (000  OMITTED)


                                             9/30/95     9/30/94    12/31/94
                                          (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                       $5,303      $5,679      $5,230

Investments:

 Available for sale (market values $13,022
   at 9/30/95, $18,138 at 9/30/94 and
   $16,533 at 12/31/94)                       13,022      18,138      16,533

 Held to maturity (market values $49,761
   at 9/30/95, $46,878 at 9/30/94 and
   $46,759 at 12/31/94)                       49,839      48,250      49,121


Loans                                        133,080     125,349     120,294
Allowance for loan losses                     (2,163)     (2,505)     (2,428)

     Net loans                               130,917     122,844     117,866

Accrued interest receivable                    1,677       1,612       1,678
Bank premises and equipment                    4,178       4,159       4,485
Other real estate owned                          721         662         553
Other assets                                   1,316       1,848       1,065

        Total Assets                        $206,973    $203,192    $196,531



Liabilities & Stockholders' Equity

Demand deposits                              $13,037     $13,047     $12,140
NOW deposits                                  26,821      29,278      27,764
Savings deposits                              33,796      42,663      39,906
Money market deposits                          7,155       9,294       8,886
Certificates of deposit                       56,255      44,119      45,462
Certificates $100M and over                   13,832      10,703       8,287

     Total deposits                         $150,896    $149,104    $142,445

BALANCE SHEETS CONT.



                                             9/30/95     9/30/94   12/31/94
                                          (Unaudited) (Unaudited) Unaudited)


Other liabilities                              1,630       1,329         584
Borrowed funds                                35,650      36,338      36,610

     Total Liabilities                       188,176     186,771     179,639

Stockholders' Equity:

Common stock                                   1,524       1,518       1,519
Additional paid-in capital                     2,717       2,666       2,678
Retained earnings                             14,544      12,308      12,829
Net unrealized gains (losses) on
   available-for-sale securities                  35         (71)       (134)
Treasury stock                                   (23)          0           0

   Total Stockholders' Equity                 18,797      16,421      16,892

     Total Liabilities & Stockholders'
        Equity                              $206,973    $203,192    $196,531

                    FIRST NATIONAL LINCOLN CORPORATION
                            AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
                             (000 OMITTED)

                                  For the nine months ended Sept. 30,
                                                1995            1994
                                           (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                $8,904          $7,017
     Interest and dividends on investments      3,312           3,179

     Total interest income                     12,216          10,196

Interest expense:

     Interest on deposits                       3,833           3,250
     Interest on borrowed funds                 1,903             868

     Total interest expense                     5,736           4,118

Net interest income                             6,480           6,078

Provision for loan losses                           0               0

     Net interest income after provision
        for loan losses                         6,480           6,078

Other operating income:

     Trust department income                      173             158
     Service charges on deposit accounts          369             338
     Net securities gains (losses)                 19               9
     Other operating income                       143             192

     Total other operating income                 704             697


Other operating expenses:

     Salaries and employee benefits             2,240           2,335
     Occupancy expense                            231             231
     Premises and equipment expense               446             422
     Other                                      1,365           1,564

     Total other operating expenses             4,282           4,552

STATEMENTS OF INCOME CONT.



                                               1995            1994
                                            (Unaudited)     (Unaudited)


Income before income taxes                      2,902           2,223
Applicable income taxes                           919             656

NET INCOME                                     $1,983          $1,567


Earnings per common share:

     Net income                                 $3.26           $2.58
     Dividends declared                         $0.44           $0.41

                    FIRST NATIONAL LINCOLN CORPORATION
                            AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME
                             (000 OMITTED)

                                      For the quarter ended Sept. 30,
                                                1995            1994
                                           (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                $3,132          $2,566
     Interest and dividends on investments      1,092           1,064

     Total interest income                      4,224           3,630

Interest expense:

     Interest on deposits                       1,438           1,057
     Interest on borrowed funds                   598             431

     Total interest expense                     2,036           1,488

Net interest income                             2,188           2,142

Provision for loan losses                           0               0

     Net interest income after provision
        for loan losses                         2,188           2,142

Other operating income:

     Trust department income                       68              53
     Service charges on deposit accounts          135             106
     Net securities gains (losses)                 58               2
     Other operating income                        40              61

     Total other operating income                 301             222


Other operating expenses:

     Salaries and employee benefits               751             803
     Occupancy expense                             75              78
     Premises and equipment expense               146             143
     Other                                        460             524

     Total other operating expenses             1,432           1,548

STATEMENTS OF INCOME CONT.



                                               1995            1994
                                            (Unaudited)     (Unaudited)


Income before income taxes                      1,057             816
Applicable income taxes                           336             210

NET INCOME                                       $721            $606


Earnings per common share:

     Net income                                 $1.18           $1.00
     Dividends declared                         $0.15           $0.14

                    FIRST NATIONAL LINCOLN CORPORATION
                            AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the nine months ended Sept. 30,

                                                         1995          1994
                                                    (Unaudited)   (Unaudited)

Cash flows from operating activities:

     Net income                                         $1,983        $1,567
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                     383           328
          Provision for loan losses                          0             0
          Net (gain) loss on sale of investments            39            (9)
          Write down of Other Real Estate Owned             15            98
          Losses related to Other Real Estate Owned          7           (23)
          Net change in other assets                      (132)         (334)
          Net change in other liabilities                  680           515
          Net amortization of premium on investments        18           (36)

          Net cash provided by operating activities      2,993         2,106

Cash flows from investing activities:

     Proceeds from sales of investments                  2,968         5,500
     Proceeds from maturities of investments             6,952         9,650
     Proceeds from sales of Other Real Estate Owned        118           339
     Additional investment in Other Real Estate Owned       (7)            0
     Purchase of investments                            (6,764)      (15,677)
     Net decrease (increase) in loans                  (13,354)      (21,004)
     Capital expenditures                                  (77)          (74)

          Net cash used in investing activities        (10,164)      (21,266)

Cash flows from financing activities:

     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (7,887)        2,018
     Net increase (decrease) in certif. of deposit      16,338        (9,624)
     Net increase (decrease) in other borrowings          (960)       27,940
     Payment to repurchase common stock (net)              (23)            0
     Net proceeds from stock issuance                       44            43
     Dividends paid                                       (268)         (248)

          Net cash provided by financing activities      7,244        20,129

STATEMENTS OF CASH FLOWS CONT.



                                                         1995          1994
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                         73           969
Cash and cash equivalents at beginning
   of period                                             5,230         4,710

 Cash and cash equivalents at end of
    period                                              $5,303        $5,679

Interest paid                                           $5,620        $4,153

Income taxes paid                                         $594          $369

Non-cash transactions:
     Loans transferred to Other Real Estate               $303            $0
        Owned (Net)

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the nine months ended September 30, 1995 was $1,983,000, an increase of 26.5% over 1994's net income of $1,567,000.

     Net income for the quarter ended September 30, 1995 was $721,000, compared to $606,000 in 1994, an increase of 19.0%.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1995 was $6,480,000, a 6.6% increase over 1994's net interest income of $6,078,000. Total interest income of $12,216,000 is a 19.8% increase over 1994's total interest income of $10,196,000. Total interest expense of $5,736,000 is a 39.3% increase over 1994's total interest expense of $4,118,000.

     Net interest income for the quarter ended September 30, 1995 was $2,188,000, a 2.1% increase over 1994's net interest income of $2,142,000. Total interest income of $4,224,000 is a 16.4% increase over 1994's total interest income of $3,630,000. Total interest expense of $2,036,000 is a 36.8% increase over 1994's total interest expense of $1,488,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first nine months of 1995. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to FAS 114/118.

NON-INTEREST INCOME

     Non-interest income of $704,000 for the nine months ended September 30, 1995 was an increase of 1.0% from 1994's non-interest income of $697,000.

     Non-interest income for the quarter ended September 30, 1995 was $301,000, a 35.6% increase from the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $4,282,000 for the nine months ended September 30, 1995 is a decrease of 5.9% from 1994's non-interest expense of $4,552,000.

     Non-interest expense for the quarter ended September 30, 1995 was $1,432,000, a 7.5% decrease from 1994's non-interest expense of $1,548,000.

INCOME TAXES

     Income taxes on operating earnings increased to $919,000 for the first nine months in 1995 from $656,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

MANAGEMENT'S DISCUSSION CONT.


     Income taxes were $336,000 for the quarter ended September 30, 1995 compared to $210,000 in 1994.

DEPOSITS AND BORROWED FUNDS

     Deposits as of September 30, 1995 increased by 1.2% or $1,792,000 from September 30, 1994. Demand deposits decreased by .01% or $10,000, NOW deposits decreased by 8.4% or $2,457,000, savings deposits decreased by 20.8% or $8,867,000, money market deposits decreased by 23.0% or $2,139,000 and certificates of deposit increased by 27.8% or $15,265,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds decreased by 1.9% or $688,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of September 30, 1995 was $18,797,000 compared to $16,421,000 for the same period in 1994. The reason for this increase was the strong earnings performance in the year 1994 and the first nine months of 1995.

     During 1994, the Company declared cash dividends of 13 cents per share for the first quarter and 14 cents per share for the last three quarters. Dividends remained at 14 cents per share for the first quarter in 1995 and then were increased by one cent in the second and third quarters to the current level of 15 cents per share.

     Leverage capital ratios were 9.08% and 8.08%, respectively, at September 30, 1995 and September 30, 1994. The Bank had a tier one risk-based capital ratio of 13.33% and tier two risk-based capital ratio of 14.58% at September 30, 1995, compared to 11.78% and 13.03%, respectively, at September 30, 1994. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities. Primary capital at September 30, 1995 was 10.02% versus 9.20% at September 30, 1994, both well above the 6.00% level mandated by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of September 30, 1995 the Bank had primary sources of liquidity of $24,184,000, or 11.8% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

MANAGEMENT'S DISCUSSION CONT.


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

              Loans running 90 or more days past due steadily or graded OAEM are appraised every 18 months.

              Loans graded substandard or lower (including O.R.E.O. properties) are appraised as necessitated, and at a minimum, annually.

              Note: A certified or licensed appraiser is used for all appraisals.


     At September 30, 1995 and 1994, loans on a non-accrual status totaled $1,231,000 and $2,056,000, respectively. In addition to loans on a non-accrual status at September 30, 1995 and 1994, loans past due greater than 90 days totaled $117,000 and $267,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     In the first quarter of 1994, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and securities held to maturity. As of September 30, 1995 stockholders' equity was increased by $35,000 due to a net unrealized gain in the available-for-sale portfolio.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS

     No recourse obligations have been incurred in connection with the sale of loans.

MANAGEMENT'S DISCUSSION CONT.


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

     D. A tickler system is utilized to insure timely receipt of current information (such as financial statements, appraisals and/or credit memos to the credit file).

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

PART II



ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K


          A.     Exhibits

                 Exhibit 27.  Financial Data Schedule.

          B.     Reports on Form 8-K

                 During the registrant's first nine months ended September 30, 1995 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 8, 1995                                    Daniel R. Daigneault
Date                                                Daniel R. Daigneault
                                                    President and CEO



November 8, 1995                                    F. Stephen Ward
Date                                                F. Stephen Ward
                                                    Treasurer