Form 10-K
period 1995-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1996-03-29
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 1995


                       Commission File Number 2-96573


                     FIRST NATIONAL LINCOLN CORPORATION
           (Exact name of Registrant as specified in its charter)

                    MAINE                                   01-0404322
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        MAIN STREET, DAMARISCOTTA, MAINE                     04543
    (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code (207) 563-3195


         Securities registered pursuant to Section 12(b) or Section 12(g)
                    of the Securities Exchange Act of 1933
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]    No[  ]

           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 1996:
                       Common Stock, no par: $20,765,296

    Indicate the number of shares outstanding of each of the issuer's class of common stock as of March 1, 1996:
                         Common stock: 610,744 shares

ITEM 1. DISCUSSION OF BUSINESS

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 1995, the Company's securities consisted of one class of common stock, no par value, of which there were 609,534 shares outstanding and held of record by approximately 353 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has four offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and three branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; and Route 27, Wiscasset, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank. The Bank operates in a highly competitive geographical area with respect to both loans and deposits, primarily from savings banks, savings and loan associations, credit unions, and other commercial banks, some of which are larger institutions with higher lending limits than the Bank. The Bank also has competition from non-banking providers of financial products and services such as insurance companies, mortgage companies, automotive finance companies, and mutual funds both from within and without the Bank's primary geographic service area.
     Competition has intensified in recent years with a revision in banking law which allows out-of-state bank holding companies to acquire or establish banks in Maine. As a result, several out-of-state holding companies have entered the Maine banking market, principally through the acquisition of existing Maine banks. The Bank expects to be subject to an increased level of competition from these out-of-state banking institutions. The Bank anticipates that the further relaxation of restrictions on interstate banking potentially resulting from the recently enacted Riegle-Neal bill and the Maine Legislature's recent adoption of legislation permitting out-of-state banks, under certain circumstances, to establish or acquire branches in Maine, will heighten competition faced by the Bank, although the extent to which such legislation will have an effect in Maine is as yet unclear.
     As of December 31, 1995, the Bank employed 101 persons, with 91 full-time equivalent employees.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 15 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1995, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements. This sweeping legislation has significantly increased deposit insurance premiums and the costs of regulatory compliance for the entire banking industry, including the Bank.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington, and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich, and Dresden. An operations center was completed in the adjacent block fronting on Bristol Road in Damariscotta. It was put in service in July, 1989. The Bank owns all of its facilities.
     Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It will include utilization of an adjacent property that was purchased in 1994. The project is expected to be completed in the Spring of 1996. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is the party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.

ITEM 4. Submission of matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1995.

ITEM 5. Market for Registrant's Common Equity

     The Company's stock is not traded on any securities exchange and is not regularly quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ). There is no established public trading market for the Company's stock, and it is traded only sporadically through individual purchases and sales. The last stock split was four-for-one on November 1, 1989. On November 18, 1993 the Company declared a 10% stock dividend, payable January 15, 1994 to shareholders of record on December 31, 1993. Any fractional shares to be issued as a result of the stock dividend were paid out in cash. The following table reflects the high and low price of actual sales in each quarter of 1995 and 1994. Such quotations do not reflect retail mark-ups, mark-downs, or brokers' commissions.

                     1995                  1994
                -----------------     ----------------
                High       Low        High     Low
1st Quarter     26         25         21 1/2   20 1/2
2nd Quarter     27 1/2     26         22 1/2   21 1/2
3rd Quarter     30 1/2     27 1/2     23 1/2   22 1/2
4th Quarter     33         30 1/2     25       23 1/2

     The last known transaction involving the Company's stock during 1995 was on December 18 at $33.00 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of March 1, 1996, there were approximately 353 holders of record of the Company's common stock, as listed on the Company's shareholder records. The table below sets forth the cash dividends paid by the Company during its last two fiscal years, including a one-time special cash dividend of $.10 declared on December 21, 1995:

     Date Declared        Dividend Per Share     Date Payable
     -----------------    ------------------     ----------------
     March 17, 1994                      .13     April 15, 1994
     June 16, 1994                       .14     July 15, 1994
     September 22, 1994                  .14     October 15, 1994
     December 15, 1994                   .14     January 13, 1995

     March 16, 1995                      .14     April 15, 1995
     June 15, 1995                       .15     July 15, 1995
     September 21, 1995                  .15     October 30, 1995
     December 21, 1995                   .16     January 31, 1996
     December 21, 1995                   .10     January 31, 1996

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of so much of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with the retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 1995, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 13.66% and 14.91%, respectively, as of December 31, 1995.

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts
Years ended December 31,               1995     1994     1993     1992     1991
                                    -------   ------   ------   ------   ------
Summary of Operations
Operating Income                    $17,404   14,871   13,883   14,550   15,896
Operating Expense                    13,414   11,766   11,514   13,167   14,993
Net Interest Income                   8,538    8,209    7,593    6,761    5,631
Provision for Loan Losses                 0        0      455    1,200      600
Net Income (1)                        2,720    2,174    1,695    1,149      758

Per Common Share Data (2)
Net Income (1)                         4.47     3.58     2.81     1.91     1.26
Cash Dividends Declared                0.70     0.55     0.46     0.44     0.44
Book Value                            32.10    27.79    25.00    22.17    20.72
Market Value (2)                      33.00    25.00    20.50    15.00    14.50

Financial Ratios
Return on Average Equity (1)          15.03%   13.59%   11.80%    8.98%    6.26%
Return on Average Assets1              1.34     1.11     0.98     0.68     0.47
Average Equity to Average Assets       8.90     8.20     8.32     7.53     7.48
Net Interest Margin                    4.49     4.54     4.75     4.50     4.07
Dividend Payout Ratio (1)             15.66    15.36    16.52    22.89    34.43
Allowance for Loan Losses/Total Loans  1.55     2.02     2.49     2.26     1.70
Non-Performing Loans to Total Loans    0.78     1.43     2.46     1.04     1.73
Non-Performing Assets to Total Assets  0.79     1.16     1.94     1.67     2.01
Efficiency Ratio                       0.57     0.65     0.66     0.65     0.74

At  Year End
Total Assets                       $212,282  196,531  181,051  169,588  166,205
Total Loans                         133,245  120,294  105,288  103,500  100,962
Total Investment Securities          61,570   65,654   65,434   53,928   52,075
Total Deposits                      150,468  142,445  156,710  155,485  152,549
Total Shareholders' Equity           19,565   16,892   15,129   13,348   12,441


1) 1993 statistics are based upon net income before the one-time change in accounting for income taxes. See Note 7 to the financial statements.
2) Per common share data has been adjusted to reflect the 10% stock dividend issued in 1993.

                                                             High       Low
                                                            -----     -----
Market price per common share of stock during 1995          33.00     25.00

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 1995. This was a direct result of the Company's 8.0% growth in assets and ongoing control of expenses. It continues the positive growth in income seen during the past five years, as well as the positive growth in assets seen since 1993.
     Asset growth came in loans, which increased 14.1% to end the year at $137.3 million (including $4.1 million of residential mortgages held for sale). The majority of this growth was in residential mortgages resulting from increased demand and a limited volume of sales into the secondary market. At the same time, non-interest expense decreased 6.8% to $5.7 million from $6.1 million in 1994. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.57 compared to 0.65 in 1994.
     The results posted in 1995 are a continued change from the late 1980s and early 1990s. A substantial drop in earnings in 1990 was followed by improved, but relatively weak earnings in 1991 and 1992. Significant improvement was seen in 1993 and 1994 -- driven by a reduction in the Bank's provision for loan losses and marked improvement in net interest margin through reductions in liability costs.
     While the Bank's net interest margin remained steady in 1995, the growth in assets previously mentioned produced substantially higher net interest income.

Results of Operations and Three-Year Comparison

     Net income for the year ended December 31, 1995 was $2,720,000 -- the highest net income recorded by the Company in one year. This represents a 25.1% or $546,000 increase from net operating income of $2,174,000 that was posted in 1994. The increase was primarily due to growth in earning assets and control of expenses.
     Return on average assets in 1995 was 1.34%, up from 1.11% in 1994 and 0.98% in 1993. Return on average equity was 15.0% in 1995, compared to 13.6% in 1994 and 11.8% in 1993. Average shareholders' equity to average assets was 8.90% in 1995, compared to 8.20% in 1994 and 8.32% in 1993. Net income per share for the year ended December 31, 1995 was $4.47, compared to $3.58 per share in 1994 and $2.81 in 1993 ($3.33 after a change in accounting for income taxes). Book value per share was $32.10 on December 31, 1995, up from $27.79 on December 31, 1994 and $25.00 on December 31, 1993.
     Ratios and per share income for 1993 have been computed with net operating income rather than net income. The difference between the two is the one-time change in accounting noted previously which had no bearing on operating results for the year.
     On December 31, 1995, assets stood at $212.3 million, compared to $196.5 million on December 31, 1994, an 8.0% increase. As of December 31, 1995, total loans were $133.2 million, while loans held for sale totaled $4.1 million. This represents an increase of 14.1% from total loans and loans held for sale of $120.3 million on December 31, 1994. Investments totaled $61.6 million on December 31, 1995, a 6.2% decrease from $65.7 million on December 31, 1994. Deposits increased by 5.6% in 1995, standing at $150.5 million on December 31, 1995, compared to $142.4 million on December 31, 1994.
     The Bank's loan delinquency ratio dropped in 1995, and was 1.5% on December 31, 1995, versus 2.3% on December 31, 1994. The allowance for loan losses decreased to 1.55% of gross loans in 1995, down from 2.02% in 1994. The shifts came from improved credit quality and the larger volume of loans recorded on the balance sheet on December 31, 1995.

Average Rates and Net Interest Yield

     The following table shows for the years ended December 31, 1995, 1994 and 1993, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using 34% for 1995, 1994 and 1993. Interest not recognized on non-accrual loans is not included.

Years ended                 1995                 1994                1993
                     ----------------    -----------------   -----------------
December 31           Amount  Average      Amount  Average     Amount  Average
Dollars                   of    Yield/         of    Yield/        of    Yield/
in thousands        interest     Rate    interest     Rate   interest     Rate
Interest-earning assets:
Investments          $ 4,365    6.78%       4,341    6.47%       3,900    7.30%
Loans held for sale       71    7.81%         -0-     -0-          -0-     -0-
Loans                 11,977    9.33%       9,722    8.24%       8,956    8.38%
Federal funds sold       -0-     -0-          -0-     -0-           75    2.96%
Interest-bearing
  deposits                28   6.09%         -0-       -0-         -0-     -0-
                     -------   ----       ------     ----       ------    -----
Total interest-
  earning assets     $16,441   8.47%      14,063     7.60%      12,931    7.94%
                     -------   ----       ------     ----       ------    -----
Interest-bearing liabilities:
Deposits             $ 5,306   3.97%       4,330     3.10%       5,100    3.50%
Other borrowings       2,424   6.07%       1,336     4.70%          95    3.59%
                     -------   ----       ------     ----       ------    -----
Total interest-
  bearing
  liabilities        $ 7,730   4.45%       5,666     3.38%       5,195    3.50%
                     -------   ----       ------     ----       ------    -----
Net interest income  $ 8,711               8,397                 7,736
                     =======              ======                ======
Interest rate spread           4.02%                 4.22%                4.44%
Net interest margin            4.49%                 4.54%                4.75%


Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 1995, 1994 and 1993.

Dollars in thousands
Years ended December 31,                        1995        1994        1993
                                            --------    --------    --------
Cash and due from banks                    $   4,750       5,335       4,603
Federal funds sold                               -0-         -0-       2,537
Interest-bearing deposits                        460         -0-         -0-
Investments
U.S. Treasury securities
  & government agencies                       42,245      42,478      27,332
Obligations of states
  & political subdivisions                     2,977       3,638       4,815
Other securities                              19,112      20,979      21,311
                                            --------    --------    --------
Total investments                             64,334      67,095      53,458
Loans held for sale                              909         -0-         -0-
                                            --------    --------    --------
Loans
Commercial                                    42,292      39,636      38,093
Consumer                                      25,418      23,245      24,181
State and municipal                            3,869       6,645       3,246
Real estate                                   56,767      48,474      41,415
                                            --------    --------    --------
Total loans                                  128,346     118,000     106,935
Allowance for loan losses                      2,274       2,553       2,558
Net loans                                    126,072     115,447     104,377
Fixed assets                                   4,298       4,155       3,477
Other assets                                   2,558       3,048       4,145
                                            --------    --------    --------
Total assets                                $203,381     195,080     172,597
                                            ========    ========    ========
Deposits
Demand                                      $ 11,379      11,105       9,716
NOW                                           27,092      29,014      28,419
Money market                                   7,662       9,529      10,946
Savings                                       34,604      41,459      44,696
Certificates of deposit                       51,809      46,306      47,702
Certificates of deposit over $100,000         12,595      13,168      14,060
                                            --------    --------    --------
Total deposits                               145,141     150,581     155,539
Borrowed funds                                39,906      28,425       2,647
Other liabilities                                234          80          43
                                            --------    --------    --------
Total liabilities                            185,281     179,086     158,229
                                            --------    --------    --------
Common stock                                   1,522       1,516       1,372
Additional paid in capital                     2,699       2,652       1,617
Retained earnings                             13,879      11,826      11,379
                                            --------    --------    --------
Total capital                                 18,100      15,994      14,368
                                            --------    --------    --------
Total liabilities and capital               $203,381     195,080     172,597
                                            ========    ========    ========

Rate Volume Analysis

     The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume1 of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income has been calculated on a tax-equivalent basis, 34% being the tax rate used in 1995 and 1994.

Year ended December 31, 1995 compared to 1994
                                                            Rate/
Dollars in thousands             Volume        Rate     volume(1)        Total
                                -------     -------       ------       -------
Interest on earning assets
Loans                           $   927     $ 1,274       $   54       $ 2,255
Loans held for sale                  71         -0-          -0-            71
Investment securities              (179)        195            8            24
Federal funds sold                  -0-         -0-          -0-           -0-
Interest-bearing deposits            28         -0-          -0-            28
                                -------     -------       ------       -------
Total interest income           $   776     $ 1,469       $  133       $ 2,378
                                -------     -------       ------       -------
Interest expense
Deposits                        $  (177)    $ 1,202       $  (49)      $   976
Other borrowings (2)                540         390          158         1,088
                                -------     -------       ------       -------
Total interest expense          $   363     $ 1,592       $  109       $ 2,064
                                -------     -------       ------       -------
Change in net interest income   $   413     $  (123)      $   24       $   314
                                =======     =======       ======       =======


Year ended December 31, 1994 compared to 1993
                                                            Rate/
Dollars in thousands             Volume        Rate       volume(1)     Total
                                -------     -------       ------      -------
Interest on earning assets
Loans                           $   927     $  (146)     $   (15)     $   766
Investment securities             1,000        (445)        (114)         441
Federal funds sold                  (75)        -0-          -0-          (75)
                                -------     -------       ------      -------
Total interest income           $ 1,852     $  (591)     $  (129)     $ 1,132
                                -------     -------       ------      -------
Interest expense
Deposits                        $  (222)    $  (572)     $    25      $  (769)
Other borrowings (2)                926          29          286        1,241
                                -------     -------       ------      -------
Total interest expense          $   704     $  (543)     $   311      $   472
                                -------     -------       ------      -------
Change in net interest income   $ 1,148     $   (48)     $  (440)     $   660
                                =======     =======       ======      =======

1) Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
2) Includes federal funds purchased.


Funds Management

     Management places significant attention on funds management to minimize the effect that changing interest rates have on current-year as well as future-year earnings. In recognition of the importance of interest rate sensitivity to the overall operating results, the Company has funds management policies in place which are frequently reviewed by Management and the Board of Directors. The following table illustrates the interest rate sensitivity of the Company's earning assets and liabilities as of December 31, 1995. Savings and demand deposits have been placed in the 5+ year repricing category because they are less sensitive to changes in market interest rates.

Dollars in thousands               0-90       91-365         1-5         5+
                                   days         days       years      years
                                -------      -------      ------     ------
Interest rate risk repricing
Interest-bearing deposits      $  2,700          -0-         -0-        -0-
Investment securities
  at amortized cost               4,461       24,534      23,760      8,815
Loans held for sale                 -0-          -0-         -0-      4,066
Loans                            63,936       34,812      25,993      8,504
Non-rate-sensitive assets           -0-          -0-         -0-     11,153
                                -------      -------      ------     ------
Total assets                     71,097       59,346      49,753     32,538
                                -------      -------      ------     ------
Deposits                         21,885       44,078      19,451     52,065
Borrowed funds                   38,810        2,415         -0-        -0-
Non-rate-sensitive
  liabilities and equity            -0-          -0-         -0-     34,030
                                -------      -------      ------     ------
Total liabilities and equity   $ 60,695       46,493      19,451     86,095
                                -------      -------      ------     ------
Period gap                     $ 10,402       12,853      30,302    (53,557)
Percent of total assets            4.89%        6.04%      14.24%    -25.18%
Cumulative gap (current)       $ 10,402       23,255      53,557        -0-
Percent of total assets            4.89%       10.93%      25.18%      0.00%

     At December 31, 1995, the Bank was slightly asset sensitive with a cumulative repricing gap from 0-90 days of 4.89% of assets and a cumulative repricing gap from 91-365 days of 10.93%. Repricing of investment securities is presented using call dates rather than maturity dates.
      The following table provides a listing of loans by category between variable and fixed rates as of December 31, 1995.

Dollars in thousands                               Amount     % of total
                                                 --------        -------
Variable-rate loans
     Residential adjustable-rate mortgages        $39,412         29.58%
     Equity loans                                   7,935          5.96%
     Other consumer loans                           4,088          3.07%
     Commercial loans                              35,049         26.30%
                                                 --------        -------
Total                                              86,484         64.91%
Fixed-rate loans                                   46,761         35.09%
                                                 --------        -------
Total loans                                      $133,245        100.00%
                                                 ========        =======

     Approximately 48.0% of the loan portfolio would be repriced within 90 days, and 74.1% within one year. The Bank has $12.7 million or 20.6% of investments maturing in 1996. On the liability side, $56.8 million or 80.9% of certificates of deposit will mature by December 31, 1996. At December 31, 1995. The Bank's interest rate risk simulation model showed little change in net interest income should interest rates move up or down.

Capital Resources

     Capital on December 31, 1995 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 8.90% at year end in 1995, versus 8.20% in 1994. Leverage capital, or total shareholders' equity divided by total assets, stood at 9.22% on December 31, 1995, versus 8.60% in 1994.
     At December 31, 1995, the Bank had tier-one risk-based capital of 13.66% and tier-two risk-based capital of 14.91% versus 12.88% and 14.13% in 1994, respectively. To be rated "well-capitalized", requirements call for minimum tier-one and tier-two risk-based capital ratios of 6% and 10%, respectively. These were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     The Company declared a 10% stock dividend in 1993, payable January 15, 1994 to shareholders of record as of December 31, 1993. This stock dividend increased the outstanding number of shares to 605,172, compared to 550,181 at year end, 1993, and required a cash payout of $555 for fractional shares. All per share information in this Report has been prepared showing the effect of the stock dividend, and information for prior years has been adjusted to reflect the effect of the stock dividend.
     During 1995, the Company declared cash dividends of $0.14 per share for the first quarter, $0.15 per share for the second and third quarters, and $0.16 per share for the fourth quarter. In addition, the Company declared a special cash dividend of $0.10 per share in the fourth quarter. The Company's dividend payout ratio was 15.66% in 1995, 15.36% in 1994, and 16.52% in 1993.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Bank's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 1996 will be that year's net income plus $4,130,000.
     In 1995, 1,867 shares of common stock were issued via stock programs for $46,000. The Company also purchased 1,935 shares of Treasury stock, of which 1,825 shares were issued via stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have or are reasonably likely to have a material effect on capital resources, liquidity, or results of operations.

Capital Purchases

     In 1995, the Bank commenced work on expanding its offices in Boothbay Harbor to better serve customer needs. This expansion includes adding on to the existing structure and creating additional parking on an abutting property that was purchased in 1994. The expansion is expected to be completed in the spring or early summer of 1996 at a total cost of approximately $250,000.

Liquidity

     As of December 31, 1995, the Bank had primary sources of liquidity of $34.5 million, or 16.3% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $79.3 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with Bear Stearns and Tucker Anthony.
     Deposit volume was higher at December 31, 1995 than one year earlier due to growth in the Bank's CD portfolio. This was a planned strategy to partially fund the Bank's asset growth during the year. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 1995, the Bank had a net unrealized gain of $202,000 (net of $104,000 in deferred income taxes) in available for sale securities. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.

Investment Activities

     During 1995 the Company's investment portfolio declined 6.2% to end the year at $61,570,000, compared to $65,654,000 on December 31, 1994. This drop was due to matured and called securities that were replaced with loans instead of investment securities.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or on the basis of other similar factors or needs. Securities to be held to maturity consists primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, bankers acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
     In December, 1995, the Company made a one-time transfer of securities from the securities to be held to maturity category to the securities available for sale category in accordance with the Financial Accounting Standards Board implementation guidance issued during November, 1995. The market value of these securities was $23,555,000 and resulted in an unrealized gain of $239,000. A security was also transferred from the securities available for sale category to the securities to be held to maturity category. Amortized cost was $987,000, which approximated the market value of the security. These transfers were the result of asset/liability planning strategies.
     The following table sets forth the Company's investment securities at book carrying amount as of December 31, 1995, 1994 and 1993.

Dollars in thousands                    1995          1994          1993
                                   ---------        ------        ------
Securities available for sale:
U.S. Treasury and agency           $  21,216         5,514         7,559
Mortgage-backed securities             2,466         1,608         1,031
State and political subdivisions         -0-           -0-           108
Other securities                      10,554         9,411         6,934
                                   ---------        ------        ------
                                      34,236        16,533        15,632
                                   ---------        ------        ------
Securities to be held to maturity:
U.S. Treasury and agency              10,991        28,517        29,164
Mortgage-backed securities             8,652         5,773         5,258
State and political subdivisions       2,050         3,565         4,195
Other securities                       5,641        11,266        12,882
                                   ---------        ------        ------
                                      27,334        49,121        51,499
                                   ---------        ------        ------
                                   $  61,570        65,654        67,131
                                   =========        ======        ======

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 1995. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 34%.

                             Available for sale           Held to maturity
                             ------------------      ---------------------
                                Book   Yield to      Amortized    Yield to
Dollars in thousands           value   maturity           cost    maturity
                             -------      -----         ------      -----
U.S. Treasury and Agency:
Due in 1 year or less        $ 8,593      7.70%            -0-      0.00%
Due in 1 to 5 years           11,515      5.13%          8,991      6.04%
Due in 5 to 10 years             997      7.30%          1,000      7.52%
Due after 10 years               -0-      0.00%          1,000      7.50%
                             -------      -----         ------      -----
                              21,105      6.28%         10,991      6.31%
                             -------      -----         ------      -----
Mortgage-backed securities:
Due in 1 year or less            -0-      0.00%            -0-      0.00%
Due in 1 to 5 years              -0-      0.00%          3,708      5.52%
Due in 5 to 10 years             -0-      0.00%          2,571      6.10%
Due after 10 years             2,348      7.35%          2,373      8.56%
                             -------      -----         ------      -----
                               2,348      7.35%          8,652      6.52%
                             -------      -----         ------      -----
State and political subdivisions:
Due in 1 year or less            -0-      0.00%            531     10.31%
Due in 1 to 5 years              -0-      0.00%          1,317      7.16%
Due in 5 to 10 years             -0-      0.00%            202      6.44%
Due after 10 years               -0-      0.00%            -0-      0.00%
                             -------      -----         ------      -----
                                 -0-      0.00%          2,050      7.91%
                             -------      -----         ------      -----
Other securities:
Due in 1 year or less          1,996      9.77%            -0-      0.00%
Due in 1 to 5 years            3,584      6.96%          5,595      7.30%
Due in 5 to 10 years             -0-      0.00%            -0-      0.00%
Due after 10 years               -0-      0.00%             46      6.99%
Equity securities              4,898      8.32%            -0-      0.00%
                             -------      -----         ------      -----
                              10,478      8.13%          5,641      7.30%
                             -------      -----         ------      -----
                             $33,931      6.93%         27,334      6.70%
                             =======      =====         ======      =====

Lending Activities

     The loan portfolio experienced growth in all areas during 1995, with the most significant increase in residential real estate loans. Total loans were $133,245,000 at December 31, 1995, a 10.8% increase from total loans of $120,294,000 on December 31, 1994. This continues the loan growth trend experienced by the Company over the past four years.
     The following table summarizes the Bank's loan portfolio as of December 31, 1995, 1994, 1993, 1992 and 1991. Some loans were reclassified in 1994 between commercial real estate and commercial and industrial loans. This internal reclassification was not significant.

Dollars in thousands
As of December 31,             1995     1994     1993     1992     1991
                           --------  -------  -------  -------  -------
Commercial loans
  Real estate             $  17,578   21,308   29,085   23,210   24,739
  Other                      24,918   18,491    9,576   14,857   14,110
Residential real estate loans
  Construction                2,167    1,919    1,364    1,860    1,657
  Term                       65,935   60,211   48,243   49,002   45,905
Consumer loans               18,439   16,196   15,771   12,489   13,845
State and municipal           4,208    2,169    1,249    2,082      706
                           --------  -------  -------  -------  -------
Total                      $133,245  120,294  105,288  103,500  100,962
                           ========  =======  =======  =======  =======

     On December 31, 1995, 51.11% of the Bank's loan portfolio was in residential real estate loans, 13.19% was in commercial real estate loans, 18.70% was in other commercial loans, 13.84% was in consumer loans, and 3.16% was in state and municipal loans. This compares to 1993 and 1994 figures for residential real estate loans of 47.12% and 51.65%, respectively, commercial real estate loans of 27.62% and 17.71%, respectively, other commercial loans of 9.10% and 15.37%, respectively, consumer loans of 14.98% and 13.46%, respectively, and 1.18% and 1.81%, respectively, in state and municipal loans.
     The Bank offers variable-rate residential mortgages, and these accounted for a significant amount of the increase in residential real estate mortgage loans seen in 1994 and 1995 due to an attractive discounted first-year rate.
     The Bank issues its own VISA and MasterCard. These loans totaled $1,571,000 as of December 31, 1995, $920,000 as of December 31, 1994, $954,000
as of December 31, 1993, $892,000 as of December 31, 1992, and $864,000 as of
December 31, 1991. The number of credit cards outstanding increased 38.5% in 1995 to end the year at 2,443.
     The following table sets forth certain information regarding the maturities of the Bank's loan portfolio as of December 31, 1995.

Dollars in thousands     <1 Year   1-5 Years  5-10 Years  > 10 Years     Total
                         -------     -------     -------     -------   -------
Commercial real estate   $ 1,537       2,437       3,180      10,424    17,578
Commercial other           2,803       9,742       4,301       8,072    24,918
Residential real estate       17       4,455       4,565      56,898    65,935
Residential construction   2,128          39         -0-         -0-     2,167
Consumer                   4,245       8,823       2,796       2,575    18,439
State and municipal        1,163       2,697         348         -0-     4,208
                         -------     -------     -------     -------   -------
 Totals                 $ 11,893      28,193      15,190      77,969   133,245
                         =======     =======     =======     =======   =======


Loan Concentrations

     As of December 31, 1995, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

     In 1994 and 1995, the Bank placed a relatively small volume of residential mortgages into the secondary market compared to prior years. During the latter part of 1995, the Bank held a portion of these loans with the intent to sell them at a later date. These have been classified as loans held for sale and are carried at the lower of cost or market value, which was $4,066,000 at December 31, 1995.

Non-Performing Assets

     The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status decreased during 1995. The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 1995, 1994, 1993, 1992 and 1991.

Dollars in thousands
As of December 31,             1995      1994      1993      1992      1991
                             ------     -----     -----     -----     -----
Commercial real estate
  & business                $   580     1,359     2,127       953     1,582
Residential real estate         558       408       457       573       876
Consumer                         61        67        47        66       130
                             ------     -----     -----     -----     -----
Total                         1,199     1,834     2,631     1,592     2,588
                             ======     =====     =====     =====     =====
Non-accrual loans
  included in above total     1,034     1,722     2,585     1,073     1,747
Income not recognized
  from non-accrual loans    $   114       106       185       107       188

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned increased slightly during 1995. At December 31 it included 13 properties valued at $704,000, compared to 12 properties valued at $553,000 at December 31, 1994.
     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Allowance for Loan Losses and Loan Loss Experience

     The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated future losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 1995 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     During 1995 and 1994, no provision was made to the allowance, versus $455,000 in 1993. At December 31, 1995, the allowance for loan losses stood at $2,059,000, or 1.55% of total loans outstanding. This compares to $2,428,000, or 2.02% of total loans outstanding at December 31, 1994, and $2,619,000, or 2.49% of total loans outstanding at December 31, 1993.
     On January 1, 1995, the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires creditors to measure impaired loans at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans. The adoption of this statement had no effect on the allowance for loan losses since the Bank was adequately reserved for these loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 1995, 1994, 1993, 1992 and 1991.

Dollars in thousands
As of December 31,        1995        1994        1993        1992        1991
                   ------- ----  ----- ----  ----- ----  ----- ----  ----- ----
Real estate loans   $  412  51%    267  51%    403  47%    337  49%    361  47%
Commercial loans (2) 1,153  35%  1,578  35%  1,860  38%  1,701  39%    911  39%
Consumer loans         494  14%    583  14%    356  15%    305  12%    447  14%
                   ------- ----  ----- ----  ----- ----  ----- ----  ----- ----
Total              $ 2,059 100%  2,428 100%  2,619 100%  2,343 100%  1,719 100%
                   ======= ====  ===== ====  ===== ====  ===== ====  ===== ====

1) Percentage is amount in each category for the stated year
2) Includes commercial real estate loans

     Net loans charged off in 1995 were $369,000, or 0.29% of average loans outstanding for the year. This compares to net loan chargeoffs of $191,000 in 1994 and $179,000 in 1993.
     The following table summarizes the activity with respect to loan losses for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

Dollars in thousands
As of December 31,                  1995     1994     1993     1992     1991
                                  ------    -----    -----    -----    -----
Balance at beginning of period    $2,428    2,619    2,343    1,719    1,523
                                  ------    -----    -----    -----    -----
Loans charged off:
Commercial (1)                       197      213      128      304      268
Real estate mortgage                 131      -0-       46      177      -0-
Consumer                             156       93       79      174      220
                                  ------    -----    -----    -----    -----
Total                                484      306      253      655      488
                                  ------    -----    -----    -----    -----
Recoveries on loans previously charged off:
Commercial (1)                        30       34       14       14       24
Real estate mortgage                 -0-      -0-      -0-        1      -0-
Consumer                              85       81       60       64       60
                                  ------    -----    -----    -----    -----
Total                                115      115       74       79       84
                                  ------    -----    -----    -----    -----
Net loans charged off                369      191      179      576      404
Provision for loan losses            -0-      -0-      455    1,200      600
                                  ------    -----    -----    -----    -----
Balance at end of period          $2,059    2,428    2,619    2,343    1,719
                                  ======    =====    =====    =====    =====
Ratio of net loans charged off
  to average loans outstanding     0.29%     0.16%    0.17%    0.56%    0.38%

1) Includes commercial real estate loans

Deposits

     The Bank, with $150,468,000 in deposits as of December 31, 1995 realized an increase of 5.6% in 1995 after experiencing a 9.1 % decrease in deposits in 1994 and a 0.8% increase in deposits in 1993. This year-end-to-year-end growth in deposits was seen in the Bank's CD portfolio. Average deposits for 1995 were slightly lower than average deposits for 1994, however.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 1995, deposits peaked during the month of December at $152,755,000. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The average cost of funds on interest-bearing deposits was 3.97% for the year ended December 31, 1995, compared to 3.10% for the year ended December 31, 1994 and 3.50% for the year ended December 31, 1993. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.

                                                                    % growth
Dollars in thousands                                                    1995
Years ended December 31,          1995         1994         1993    vs. 1994
                              --------      -------      -------      ------
Demand deposits              $  11,379       11,105        9,716        2.5%
NOW accounts                    27,092       29,014       28,419       -6.6%
Money market accounts            7,662        9,529       10,946      -19.6%
Savings                         34,604       41,459       44,696      -16.5%
Certificates of deposit         64,404       59,474       61,762        8.3%
                              --------      -------      -------      ------
Total deposits                $145,141      150,581      155,539       -3.6%
                              ========      =======      =======      ======

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

Years ended December 31,              1995      1994      1993
                                     -----     -----     -----
NOW accounts                         1.74%     1.74%     2.41%
Money market accounts                2.50%     2.28%     3.08%
Savings accounts                     3.20%     2.79%     3.36%
Certificates of deposit              5.49%     4.13%     4.17%
                                     -----     -----     -----
Total interest-bearing deposits      3.97%     3.10%     3.50%
                                     =====     =====     =====

     As of December 31, 1995, the Bank held a total of $12,758,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

Dollars in thousands
Within 3 months             $  4,814
3 months through 6 months      3,375
6 months through 12 months     3,033
Over 12 months                 1,536
                            --------
Total                       $ 12,758
                            ========

Short-Term Borrowings

     Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 1995 totaled $30,000,000, with a weighted average interest rate of 5.87% and maturities ranging from one week to nine months. The maximum amount outstanding at any month-end during the year was $43,200,000 at the end of April. The average amount outstanding during the year was $32,013,000, with a weighted average interest rate of 6.21%. This compares to an average outstanding amount of $27,052,000 in 1994, with a weighted average interest rate of 4.72%. The average daily balance outstanding on the Bank's short-term borrowings for the year ended December 31, 1993 was less than 30% of shareholders' equity.
     The Bank began offering securities repurchase agreements to municipal and larger corporate customers during 1994 as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 1995 was $5,739,000, compared to $4,010,000 on December 31, 1994. The Bank also sells securities under agreement to repurchase to brokerage firms. At December 31, 1995, securities involved in these transactions totaled $5,486,000.

Trust Department

     As of December 31, 1995, the Bank's Trust Department had assets with a market value of $56,570,000 under management. This amount consisted of 208 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.

Effect of Future Interest Rates on Pension and Postretirement Benefit
Liabilities

     In evaluating the Company's pension and postretirement benefit liabilities, Management believes that changes in assumptions, especially with regard to discount rates, will not have a significant impact on future operating results and financial condition.

Accounting Pronouncements

     SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan," was adopted in 1995. These pronouncements require creditors to measure impaired loans, including restructured loans, at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or, if the loan is collateral-dependent, based on the fair value of the collateral. As a result of adoption, a portion of the allowance for loan losses is allocated to impaired loans. Net income was not affected by the adoption of these statements.
     During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     The Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" during 1995. SFAS No. 122 is effective prospectively for fiscal years beginning after December 15, 1995. SFAS No. 122 requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. Prior to SFAS No. 122, only purchased servicing rights were capitalized.
     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 provides entities with the choice between two methods of accounting for compensation costs of employee stock option plans; the intrinsic value based method of APB 25 or the fair value based method of SFAS No. 123. If continuing to use the intrinsic value based method, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the fair value based method had been applied. Management expects to elect the intrinsic value method, therefore the financial statements may not be affected when the standard is implemented, although additional disclosures will be required.
     The adoption of these standards is not expected to have a material effect on the financial statements.

ITEM 8. Financial Statements and Supplementary Data


Report of Management


The management of First National Lincoln Corporation is responsible for the preparation, content, and integrity of the financial statements and other statistical data and analyses compiled for this report. The financial statements and related notes have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently First National Lincoln Corporation's financial position and results of operations. Management also believes that financial information elsewhere in this report is consistent with that in the financial statements, and that the amounts contained in the financial statements are based on management's best estimates and judgment.

First National Lincoln Corporation maintains internal control systems which are designed to provide reasonable assurance that transactions are properly executed and reported in accordance with appropriate Corporate authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that, although controls established for these systems are applied in a prudent manner, errors and irregularities may occur. However, management believes that its internal accounting and reporting systems provide reasonable assurance that material errors or irregularities are prevented or would be detected and corrected on a timely basis.

The Company's internal auditor continually reviews, evaluates, and monitors internal control systems and recommends programs to management to further safeguard assets. The Bank's loan-review staff designs and monitors uniform loan delinquency reporting and periodically inspects and analyzes credit files and loan documents. An assessment of loan concentration and quality appears on page 4 of this report.

The Board of Directors discharges its responsibility for First National Lincoln Corporation's financial statements through its Audit Committee. The Audit Committee regularly meets with the independent auditors, internal auditor, and representatives of management to assure that each is meeting its responsibility. The Committee also reviews the independent auditors' reports and findings as they are submitted throughout the year. Both the independent auditors and internal auditor have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal controls, and the quality of financial reporting.


Daniel R. Daigneault
President & Chief Executive Officer


F. Stephen Ward
Treasurer

Berry, Dunn, McNeil & Parker
Certified Public Accountants



Independent Auditors' Report


The Board of Directors and Stockholders
First National Lincoln Corporation

We have audited the consolidated balance sheets of First National Lincoln Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of First National Lincoln Corporation and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 3, 7 and 9 to the consolidated financial statements, the Company changed its methods of accounting for investment securities in 1994 and income taxes and postretirement benefits in 1993.



Berry, Dunn, McNeil & Parker

Portland, Maine
January 26, 1996

Consolidated Balance Sheets
First National Lincoln Corporation

As of December 31,                                         1995            1994
                                                    -----------     -----------
Assets
Cash and due from banks                            $  5,404,000    $  5,230,000
Interest-bearing deposits in other banks              2,700,000             -0-
Securities available for sale                        34,236,000      16,533,000
Securities to be held to maturity, market value
    of $27,473,000 in 1995 and $46,759,000 in 1994   27,334,000      49,121,000
Loans held for sale at cost,
    market value $4,127,000 in 1995                   4,066,000             -0-

Loans                                               133,245,000     120,294,000
Less allowance for loan losses                        2,059,000       2,428,000
                                                    -----------     -----------
Net loans                                           131,186,000     117,866,000
                                                    -----------     -----------
Accrued interest receivable                           1,708,000       1,678,000
Bank premises and equipment                           4,146,000       4,485,000
Other real estate owned                                 648,000         553,000
Other assets                                            854,000       1,065,000
                                                    -----------     -----------
Total assets                                       $212,282,000    $196,531,000
                                                    ===========     ===========

Liabilities and Shareholders' Equity
Demand deposits (non-interest bearing)             $ 12,989,000    $ 12,140,000
NOW deposits                                         27,064,000      27,764,000
Money market deposits                                 7,179,000       8,886,000
Savings deposits                                     32,943,000      39,906,000
Certificates of deposit (including certificates
    of $100,000 or more of $12,758,000 in 1995
    and $8,287,000 in 1994)                          70,293,000      53,749,000
                                                    -----------     -----------
Total deposits                                      150,468,000     142,445,000
Borrowed funds                                       41,225,000      36,610,000
Other liabilities                                     1,024,000         584,000
                                                    -----------     -----------
Total liabilities                                   192,717,000     179,639,000
                                                    -----------     -----------
Shareholders' equity:
Common stock, no par value,
    at assigned value of $2.50 per share              1,524,000       1,519,000
Additional paid-in capital                            2,719,000       2,678,000
Retained earnings                                    15,123,000      12,829,000
Net unrealized gain (loss) on securities
available for sale, net of tax of
$104,000 in 1995 and $68,000 in 1994                    202,000        (134,000)
Treasury stock at cost (110 shares in 1995)              (3,000)            -0-
                                                    -----------     -----------
Total shareholders' equity                           19,565,000      16,892,000
                                                    -----------     -----------
Commitments and contingent liabilities (note 11)
Total liabilities and shareholders' equity         $212,282,000    $196,531,000
                                                    ===========     ===========

Common stock
Number of shares authorized                           1,200,000       1,200,000
Number of shares issued and outstanding                 609,534         607,777
The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Income
First National Lincoln Corporation

Years ended December 31,                       1995          1994          1993
                                         ----------    ----------    ----------
Interest income:
Interest and fees on loans              $11,930,000   $ 9,601,000   $ 8,908,000
Interest on deposits with other banks        28,000           -0-           -0-
Interest on federal funds sold                  -0-           -0-        75,000
Interest and dividends on investments
(includes tax-exempt income of
$106,000 in 1995, $147,000 in 1994
and $270,000 in 1993)                     4,310,000     4,274,000     3,805,000
                                         ----------    ----------    ----------
Total interest income                    16,268,000    13,875,000    12,788,000
                                         ----------    ----------    ----------
Interest expense:
Interest on deposits                      5,306,000     4,330,000     5,100,000
Interest on borrowed funds                2,424,000     1,336,000        95,000
                                         ----------    ----------    ----------
Total interest expense                    7,730,000     5,666,000     5,195,000
                                         ----------    ----------    ----------
Net interest income                       8,538,000     8,209,000     7,593,000
Provision for loan losses                       -0-           -0-       455,000
                                         ----------    ----------    ----------
Net interest income after provision
    for loan losses                       8,538,000     8,209,000     7,138,000
                                         ----------    ----------    ----------
Other operating income:
Trust department income                     237,000       195,000       178,000
Service charges on deposit accounts         471,000       454,000       447,000
Net realized loss on
    securities available for sale           (76,000)      (46,000)          -0-
Net realized gain on
    securities to be held to maturity        30,000           -0-           -0-
Net realized gain on
    investment securities                       -0-           -0-       105,000
Other                                       474,000       393,000       365,000
                                         ----------    ----------    ----------
Total other operating income              1,136,000       996,000     1,095,000
                                         ----------    ----------    ----------
Other operating expenses:
Salaries and employee benefits            2,979,000     3,054,000     2,958,000
Occupancy expense                           308,000       306,000       280,000
Premises and equipment expense              586,000       577,000       453,000
Other                                     1,811,000     2,163,000     2,173,000
                                         ----------    ----------    ----------
Total other operating expenses            5,684,000     6,100,000     5,864,000
                                         ----------    ----------    ----------
Income before income taxes
    and cumulative effect
    of accounting change                  3,990,000     3,105,000     2,369,000
Income tax expense                        1,270,000       931,000       674,000
                                         ----------    ----------    ----------
Net income before cumulative
    effect of accounting change           2,720,000     2,174,000     1,695,000
Cumulative effect of change
    in accounting for income taxes              -0-           -0-       318,000
                                         ----------    ----------    ----------
Net income                              $ 2,720,000    $2,174,000   $ 2,013,000
                                         ==========    ==========    ==========
Earnings per share before cumulative
effect of accounting change1            $      4.47         $3.58   $      2.81
Cumulative effect of change in accounting
    for income taxes per share (1)              -0-           -0-          0.52
Earnings per share (1)                         4.47          3.58          3.33
Cash dividends declared per share (1)          0.70          0.55          0.46
Weighted average number of
    shares outstanding1                     608,201       606,444       603,623
1) Per share information has been restated to reflect the effect of the 10% stock dividend declared in 1993

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Shareholders' Equity
First National Lincoln Corporation


Years ended December 31, 1995, 1994 and 1993
                                         Common                               Net
                                          stock                        unrealized
                                             at                              gain
                              Number   assigned      Addi-              (loss) on                 Total
                                  of   value of     tional             securities                 Share
                              common  $2.50 per    paid-in    Retained  available Treasury     holders'
                              shares      share    capital    earnings   for sale    stock       equity
                             -------  ---------  ---------   ----------   -------   ------   ----------
Balance at
  December 31,
  1992                       547,316 $1,368,000 $1,596,000  $10,384,000      $-0-     $-0-  $13,348,000
Net income                       -0-        -0-        -0-    2,013,000       -0-      -0-    2,013,000
Cash dividends
  declared                       -0-        -0-        -0-     (280,000)      -0-      -0-     (280,000)
Stock issued                   2,865      7,000     42,000          -0-       -0-      -0-       49,000
Stock issued
  for 10%
  stock dividend              54,991    138,000    989,000   (1,127,000)      -0-      -0-          -0-
Cash paid in lieu
  of fractional
  shares                         -0-        -0-        -0-       (1,000)      -0-      -0-       (1,000)
                             -------  ---------  ---------   ----------   -------   ------   ----------
Balance at
  December 31,
  1993                       605,172  1,513,000  2,627,000   10,989,000       -0-      -0-   15,129,000
                             -------  ---------  ---------   ----------   -------   ------   ----------

Cumulative effect
  of change in
  method of
  accounting for
  investments
  as of
  January 1, 1994                -0-       -0-         -0-         -0-    160,000      -0-      160,000
Net income                       -0-       -0-         -0-   2,174,000        -0-      -0-    2,174,000
Cash dividends
  declared                       -0-       -0-         -0-    (334,000)       -0-      -0-     (334,000)
Stock issued                   2,605    6,000      51,000          -0-        -0-      -0-       57,000
Net unrealized
  loss on
  securities
  available
  for sale,
  net of taxes
  of $154,000                    -0-        -0-        -0-         -0-   (294,000)     -0-     (294,000)
                             -------  ---------  ---------   ----------   -------   ------   ----------
Balance at
  December 31,
  1994                       607,777  1,519,000  2,678,000  12,829,000   (134,000)     -0-   16,892,000
                             -------  ---------  ---------   ----------   -------   ------   ----------

Net income                       -0-        -0-        -0-   2,720,000        -0-      -0-    2,720,000
Cash dividends
  declared                       -0-        -0-        -0-    (426,000)       -0-      -0-     (426,000)
Stock issued                   1,867      5,000     39,000         -0-        -0-      -0-       44,000
Treasury stock
  purchases                   (1,935)       -0-        -0-         -0-        -0-  (54,000)     (54,000)
Treasury stock
  sold                         1,825        -0-      2,000         -0-        -0-   51,000       53,000
Net unrealized
  gain on
  securities
  available
  for sale,
  net of taxes
  of $173,000                    -0-        -0-        -0-         -0-    336,000      -0-      336,000
                             -------  ---------  ---------   ----------   -------   ------   ----------
Balance at
  December 31,
  1995                       609,534 $1,524,000 $2,719,000 $15,123,000   $202,000  $(3,000) $19,565,000
                             =======  =========  =========   ==========   =======   ======  ===========


The accompanying footnotes are an integral part of these consolidated financial statements


Consolidated Statements of Cash Flows
First National Lincoln Corporation

Years ended December 31,                      1995        1994          1993
                                         ---------     ---------     ---------
Cash flows from operating activities:
Net income                             $ 2,720,000   $ 2,174,000   $ 2,013,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                               528,000       463,000       347,000
Provision for loan losses                      -0-           -0-       455,000
Provision for losses on other
    real estate owned                       15,000        17,000        92,000
Loans originated for resale             (5,780,000)   (3,228,000)  (10,445,000)
Proceeds from sales of loans             1,714,000     3,069,000    10,499,000
Net loss on sale of securities
    available for sale                      76,000        46,000           -0-
Net gain on sale of investment
    securities to be held to maturity      (30,000)          -0-           -0-
Net gain on sale of investment securities      -0-           -0-      (105,000)
Losses related to other real estate owned   10,000       148,000        19,000
Net change in other assets and
    accrued interest receivable            164,000       526,000       (44,000)
Net change in other liabilities            268,000      (303,000)       29,000
Net amortization of premium on
    investments and assets held for sale     9,000        49,000       (83,000)
                                         ---------     ---------     ---------
Net cash provided by operating activities (306,000)    2,961,000     2,777,000
                                         ---------     ---------     ---------
Cash flows from investing activities:
Proceeds from sales and maturities of
    securities available for sale        7,076,000     8,038,000     4,756,000
Proceeds from maturities of
    securities to be held to maturity    7,713,000     7,649,000           -0-
Proceeds from maturities and sales of
    investment securities                      -0-           -0-    15,738,000
Proceeds from sales of
    other real estate owned                189,000       558,000       841,000
Additional investment in
    other real estate owned                 (7,000)      (20,000)     (154,000)
Purchases of securities
    available for sale                  (2,001,000)   (8,626,000)          -0-
Purchases of securities
    to be held to maturity              (8,234,000)   (7,580,000)          -0-
Purchases of investment securities             -0-           -0-   (31,812,000)
Purchases of interest-bearing deposits  (2,700,000)          -0-           -0-
Net increase in loans                  (13,622,000)  (15,365,000)   (1,990,000)
Capital expenditures                      (189,000)     (765,000)   (1,025,000)
                                         ---------     ---------     ---------
Net cash used in investing activities  (11,775,000)  (16,111,000)  (13,646,000)
                                         ---------     ---------     ---------
Cash flows from financing activities:
Net decrease in demand deposits,
    savings, and money market accounts  (8,521,000)   (3,568,000)   (6,294,000)
Net increase (decrease) in
    certificates of deposits            16,544,000   (10,697,000)    7,519,000
Net increase in other borrowings         4,615,000    28,212,000     8,385,000
Purchase of Treasury stock                 (54,000           -0-           -0-
Proceeds from sale of Treasury stock        53,000           -0-           -0-
Proceeds from stock issuance                44,000        57,000        49,000
Dividends paid                            (426,000)     (334,000)     (281,000)
                                         ---------     ---------     ---------
Net cash provided by
    financing activities                12,255,000    13,670,000     9,378,000
                                         ---------     ---------     ---------
Net increase (decrease) in cash
    and cash equivalents                   174,000       520,000    (1,491,000)
Cash and cash equivalents
    at beginning of year                 5,230,000     4,710,000     6,201,000
                                         ---------     ---------     ---------
Cash and cash equivalents
    at end of year                     $ 5,404,000   $ 5,230,000   $ 4,710,000
                                         =========     =========     =========

Interest paid                          $ 7,730,000   $ 5,541,000   $ 5,182,000
Income taxes paid                          871,000       715,000       935,000
Non-cash transactions:
Transfers from securities
    available for sale to securities
    to be held to maturity                 987,000           -0-           -0-
Transfers from securities
    to be held to maturity to
    securities available for sale       23,555,000           -0-           -0-
Loans transferred to
    other real estate owned (net)          303,000      327,000         31,000
Transfer from retained earnings
    for 10% stock dividend                     -0-          -0-      1,127,000
Net change in unrealized gain (loss)
on available for sale securities           508,000     (204,000)           -0-

The accompanying footnotes are an integral part of these consolidated financial statements

First National Lincoln Corporation
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of First National Lincoln Corporation conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant policies.

Principles of Consolidation

     The consolidated financial statements include the accounts of First National Lincoln Corporation (the Company) and its wholly-owned subsidiary, The First National Bank of Damariscotta (the Bank). All inter-company accounts and transactions have been eliminated.

Business

     The Bank provides a full range of banking services to individual and corporate customers in Mid-Coast Maine. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from banks.

Investment Securities

     The Bank adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994, and has classified its investment securities into securities to be held to maturity and securities available for sale. A third category provided in SFAS 115, trading account investments, is not used.
     Securities available for sale consists primarily of debt securities which management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity. Gains and losses on sales of these securities are determined using the amortized cost of the specific security sold.
     Securities to be held to maturity consist primarily of debt securities which management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and as such the securities are carried at cost adjusted for amortization of premiums and accretion of discount.
     Transactions involving investment securities are accounted for on a settlement date basis. The reported amounts would not be materially different than those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specific security sold.

Loans Held for Sale

     Loans held for sale consist of residential real estate mortgage loans and are carried at the lower of aggregate cost or market value, as determined by current investor yield requirements.

Other Real Estate Owned

     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Bank Premises and Equipment

     Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line and accelerated methods over the estimated useful life of each type of asset.

Loan Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances. The amount charged to income is included with the related interest income.

Allowance for Loan Losses

     Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by management to be adequate to absorb possible losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, management takes into consideration the following factors: non-performing loans, performing watch report loans, size of loan portfolio by category, and economic conditions. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the Company's results of operations.
     In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires creditors to measure impaired loans, including restructured loans, at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This statement was updated in 1994 by SFAS 118, and the two statements were adopted by the Company on January 1, 1995. As a result, a portion of the Allowance for Loan Losses is allocated to impaired loans. Net income was not affected by the adoption of these statements. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Income Taxes

     Income taxes are provided on a consolidated basis in accordance with the comprehensive income tax allocation method, which recognizes the tax effects of all income and expense transactions in each year's consolidated statements of income regardless of the year the transactions are reported for tax purposes.

Accrual of Interest Income and Expense

     Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. Recording of interest income on problem loans, which includes impaired loans, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

Reclassifications

     Certain 1994 and 1993 amounts in the consolidated statements have been reclassified to conform to the presentation used in 1995.

Earnings Per Share

     Earnings per share data are based on the weighted average number of common shares outstanding during each year after giving effect to the exercise of outstanding stock options if the effect is dilutive under the treasury stock method.

Postretirement Benefits

     During 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement requires accrual of the cost of providing postretirement benefits during the active service period of the employee.

Effect of New Financial Accounting Standards

     During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     The Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" during 1995. SFAS No. 122 is effective prospectively for fiscal years beginning after December 15, 1995. SFAS No. 122 requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. Prior to SFAS No. 122, only purchased servicing rights were capitalized.
     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 provides entities with the choice between two methods of accounting for compensation costs of employee stock option plans; the intrinsic value based method of APB 25 or the fair value based method of SFAS No. 123. If continuing to use the intrinsic value based method, SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the fair value based method had been applied. Management expects to elect the intrinsic value method, therefore the financial statements may not be affected when the standard is implemented, although additional disclosures will be required.
     The adoption of these standards is not expected to have a material effect on the financial statements.

Note 2. Cash and Due from Banks

     At December 31, 1995 the Company was required by the Federal Reserve Board to maintain a reserve of $500,000 at the Federal Reserve Bank.


Note 3. Investment Securities

     The following tables summarize the amortized cost and estimated market value of investment securities at December 31, 1995 and 1994:

                                 Amortized Unrealized Unrealized  Market Value
December 31, 1995                     Cost      Gains     Losses    (Estimated)
                                ----------    -------   ---------   ----------
Securities available for sale:
U.S. Treasury and agency      $ 21,105,000    197,000    (86,000)   21,216,000
Mortgage-backed securities       2,348,000    126,000     (8,000)    2,466,000
Other securities                10,478,000     89,000    (13,000)   10,554,000
                                ----------    -------   ---------   ----------
                                33,931,000    412,000   (107,000)   34,236,000
                                ==========    =======   =========   ==========
Securities to be held to maturity:
U.S. Treasury and agency        10,991,000    109,000    (76,000)   11,024,000
Mortgage-backed securities       8,652,000     10,000   (118,000)    8,544,000
State & political subdivisions   2,050,000     48,000     (3,000)    2,095,000
Other securities                 5,641,000    174,000     (5,000)    5,810,000
                                ----------    -------   ---------   ----------
                                27,334,000    341,000   (202,000)   27,473,000
                                ==========    =======   =========   ==========

                                 Amortized Unrealized Unrealized  Market Value
December 31, 1994                     Cost      Gains     Losses    (Estimated)
                                ----------    -------   ---------   ----------
Securities available for sale:
U.S. Treasury and agency        $5,590,000       -0-     (76,000)    5,514,000
Mortgage-backed securities       1,761,000       -0-    (153,000)    1,608,000
State & political subdivisions         -0-       -0-         -0-           -0-
Other securities                 9,384,000    28,000      (1,000)    9,411,000
                                ----------    -------   ---------   ----------
                                16,735,000    28,000    (230,000)   16,533,000
                                ==========    =======   =========   ==========
Securities to be held to maturity:
U.S. Treasury and agency        28,517,000    28,000  (1,606,000)   26,939,000
Mortgage-backed securities       5,773,000       -0-    (585,000)    5,188,000
State & political subdivisions   3,565,000    47,000     (67,000)    3,545,000
Other securities                11,266,000    75,000    (254,000)   11,087,000
                                ----------    -------   ---------   ----------
                                49,121,000   150,000  (2,512,000)   46,759,000
                                ==========    =======   =========   ==========

     The contractual maturities of investment securities at December 31, 1995, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Securities                Securities to be
                              available for sale:           held to maturity:
                        ---------------------------   -------------------------
                           Amortized   Market Value    Amortized   Market Value
                                Cost     (Estimated)        Cost
(Estimated)
                        ------------     ----------   ----------     ----------
Due in 1 year or less   $ 10,589,000     10,797,000      531,000        545,000
Due in 1 to 5 years       15,099,000     15,071,000   19,611,000     19,719,000
Due in 5 to 10 years         997,000      1,003,000    3,774,000      3,768,000
Due after 10 years         2,348,000      2,467,000    3,418,000      3,441,000
Equity securities          4,898,000      4,898,000          -0-            -0-
                        ------------     ----------   ----------     ----------
                        $ 33,931,000     34,236,000   27,334,000     27,473,000
                        ============     ==========   ==========     ==========

     In December, 1995, the Company made a one-time transfer of securities from the securities to be held to maturity category to the securities available for sale category in accordance with the Financial Accounting Standards Board implementation guidance issued during November, 1995. The market value of these securities was $23,555,000 and resulted in an unrealized gain of $239,000. A security was also transferred from the securities available for sale category to the securities to be held to maturity category. Amortized cost was $987,000, which approximated the market value of the security. These transfers were the result of asset/liability planning strategies.
     Realized gains on securities to be held to maturity totaled $30,000 in 1995. This total includes an $18,000 gain on a security which had an amortized cost of $1,000,000, which was sold due to the deteriorating credit quality of the issuer. The remaining $12,000 is the gain on a security which had an amortized cost of $988,000 when it was called at par value by the issuer.
     At December 31, 1995 securities carried at $20,080,000, with a market value of $20,121,000, were pledged to secure borrowings from the Federal Reserve Bank, public deposits, and for other purposes as required by law.
     Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale in 1995 and 1994 and investment securities in 1993 is summarized below:

                               1995           1994           1993
                        -----------      ----------     ----------
Proceeds from sales     $ 5,433,000      3,895,000      4,576,000
Gross gains                     -0-         13,000        110,000
Gross losses                (76,000)       (59,000)        (5,000)
                        -----------      ----------     ----------
Net gain (loss)             (76,000)       (46,000)       105,000
                        ===========      ==========     ==========
Related income taxes    $   (26,000)       (16,000)        36,000


Note 4. Loans

     The following table shows the composition of the Company's loan portfolio as of December 31, 1995 and 1994:

                                          1995            1994
                                  ------------     -----------
Real estate loans
  Residential                     $ 65,935,000      60,211,000
  Commercial                        17,578,000      21,308,000
Commercial and industrial loans     24,918,000      18,491,000
State and municipal loans            4,208,000       2,169,000
Consumer loans                      18,439,000      16,196,000
Residential construction loans       2,167,000       1,919,000
                                  ------------     -----------
Total loans                       $133,245,000     120,294,000
                                  ============     ===========

     At December 31, 1995 and 1994, loans on non-accrual status totaled $1,034,000 and $1,722,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $114,000 for 1995, $106,000 for 1994 and $185,000 for 1993. Loans past due greater than 90 days which are accruing interest totaled $165,000 at December 31, 1995 and $112,000 at December 31, 1994. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                1995        1994        1993
                                          ----------   ---------   ---------
Balance at beginning of year              $2,428,000   2,619,000   2,343,000
                                          ----------   ---------   ---------
Provision charged to operating  expenses         -0-         -0-     455,000
                                           2,428,000   2,619,000   2,798,000
Loans charged off                           (484,000)   (306,000)   (253,000)
Recoveries on loans                          115,000     115,000      74,000
                                          ----------   ---------   ---------
Net loans charged off                       (369,000)   (191,000)   (179,000)
                                          ----------   ---------   ---------
Balance at end of year                    $2,059,000   2,428,000   2,619,000
                                          ==========   =========   =========

     Information regarding impaired loans for the period ended December 31, 1995 is as follows:

                                                          1995
                                                      --------
Average investment in impaired loans                  $574,000
Interest income recognized on impaired loans,
  including cash basis                                       0

Impaired loans                                            1995
                                                      --------
Balance of impaired loans                             $558,000
Less portion for which no allowance for
  loan losses is allocated                            (228,000)
Portion of impaired loan balance for which
  an allowance for loan losses is allocated            330,000
Portion of allowance for loan losses
allocated to the impaired loan balance                $102,000

     Loans to directors, officers and employees totaled $4,402,000 at December 31, 1995 and $2,808,000 at December 31, 1994. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

Balance at beginning of year     $2,210,000
                                 ----------
New loans                           227,000
Repayments                         (157,000)
                                 ----------
Balance at end of year           $2,280,000
                                 ==========


Note 5. Bank Premises and Equipment

     Bank premises and equipment are carried at cost and consist of the following:

                                                 1995          1994
                                           ----------     ---------
Land                                       $  569,000       569,000
Land improvements                             285,000       285,000
Bank buildings                              3,290,000     3,211,000
Equipment                                   3,733,000     3,635,000
                                           ----------     ---------
                                            7,877,000     7,700,000
Less accumulated depreciation               3,731,000     3,215,000
                                           ----------     ---------
                                           $4,146,000     4,485,000
                                           ==========     =========


Note 6. Other Real Estate Owned

     The following summarizes the composition of other real estate owned:

                                                    1995        1994
                                                --------     -------
Real estate acquired in settlement of loans     $704,000     606,000
Less: allowance for losses                       (56,000)    (53,000)
                                                --------     -------
Other real estate owned, net                    $648,000     553,000
                                                ========     =======

     Changes in the allowance for each of the three years ended December 31 were as follows:

                                          1995       1994       1993
                                       -------    -------    -------
Beginning balance                      $53,000     36,000     57,000
                                       -------    -------    -------
Losses charged to allowance            (12,000)  (148,000)  (113,000)
Provisions charged to income            15,000    165,000     92,000
                                       -------    -------    -------
Ending balance                         $56,000     53,000     36,000
                                       =======    =======    =======


Note 7. Income Taxes

     The current and deferred components of income tax expense were as follows:

                                    1995        1994        1993
                              ----------     -------     -------
Federal income tax (benefit):
Current                       $  977,000     756,000     682,000
Deferred                         236,000     136,000     (43,000)
                              ----------     -------     -------
                               1,213,000     892,000     639,000
State income tax                  57,000      39,000      35,000
                              ----------     -------     -------
                              $1,270,000     931,000     674,000
                              ==========     =======     =======

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

                                                 1995        1994        1993
                                           ----------     -------     -------
Expected tax expense                      $ 1,357,000   1,056,000     805,000
Non-taxable interest income                   (99,000)   (131,000)   (120,000)
State income taxes                             38,000      26,000      23,000
Qualified housing investment tax credit       (38,500)    (38,500)    (38,500)
Other                                          12,500      18,500       4,500
                                           ----------     -------     -------
                                          $ 1,270,000     931,000     674,000
                                           ==========     =======     =======

     In 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". The cumulative effect of adopting the new accounting principle was $318,000. The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

                                            1995        1994        1993
                                      ----------     -------     -------
Allowance for loan losses and OREO     $ 489,000     699,000     794,000
Deferred loan fees                        59,000      86,000      87,000
Nonaccrual loan interest                  47,000      62,000      70,000
Accrued pension expense                  103,000      64,000      77,000
Depreciation                            (141,000)   (109,000)    (55,000)
Unrealized loss on
  securities available for sale         (104,000)     69,000         -0-
Other assets                              68,000      51,000       9,000
Other liabilities                        (47,000)    (40,000)    (33,000)
                                      ----------     -------     -------
Net deferred income tax asset          $ 474,000     882,000     949,000
                                      ==========     =======     =======

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 1995 and 1994 is as follows:

                        1995          1994
                   ---------     ---------
Asset              $ 766,000     1,031,000
Liability          $ 292,000       149,000


Note 8. Borrowed Funds

     Borrowed funds consists of advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase with local municipal customers, commercial customers and brokers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit. Pursuant to collateral agreements, FHLB advances are secured by all stock in the FHLB, funds on deposit with FHLB and qualifying first mortgage loans. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $11,172,000 and $4,170,000 at December 31, 1995 and 1994, respectively, and an aggregate market value of $11,189,000 and $4,016,000 at December 31, 1995 and 1994, respectively. Borrowed funds at December 31, 1995 and 1994 have the following range of interest rates and maturity dates:

December 31, 1995
Federal Home Loan Bank advances
Overnight borrowings                          -0-    $        -0-
Maturities within one year*          5.74% - 6.67%     30,000,000
                                     -------------   ------------
                                                       30,000,000
                                                     ------------
Repurchase agreements
Municipal and commercial customers     4.50%-6.35%      5,739,000
Brokers                                      6.13%      5,486,000
                                     -------------   ------------
                                                       11,225,000
                                                     ------------
                                                     $ 41,225,000
                                                     ============

December 31, 1994
Federal Home Loan Bank advances
Overnight borrowings                         6.65%   $  4,600,000
Maturities within one year*           5.52% -6.39%     24,000,000
Maturities between one and two years*  6.50%-6.67%      4,000,000
                                     -------------   ------------
                                                       32,600,000
                                                     ------------
Repurchase agreements
Municipal and commercial customers     4.00%-5.00%      4,010,000
                                     -------------   ------------
                                                     $ 36,610,000
                                                     ============

*Certain advances have periodic rate adjustments prior to stated maturity.


Note 9. Pension and Postretirement Benefit Plans

Pension Plans

     The Company has two defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following tables set forth the funded status of the plans and amounts recognized in the Company's financial statements as of December 31:

                                                          1995          1994
                                                     ---------     ---------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
  vested benefits of $1,650,000 in 1995,
  and $1,405,000 in 1994.                          $(1,669,000)   (1,448,000)
                                                     =========     =========
Projected benefit obligation for
  service rendered to date                         $(2,123,000)   (1,926,000)
Plan assets at fair value                            1,884,000     1,790,000
                                                     ---------     ---------
Plan assets less than
  projected benefit obligation                        (239,000)     (136,000)
Unrecognized prior service cost                        131,000       133,000
Unrecognized net loss (gain) from past
  experience different from that assumed
  and effects of changes in assumptions                 80,000       (84,000)
Unrecognized net asset being recognized
  over 16.8 years                                     (125,000)     (143,000)
                                                     ---------     ---------
Accrued pension cost included in other liabilities $  (153,000)     (230,000)
                                                     =========     =========

     Net pension cost consists of the following components:

                                                      1995      1994      1993
                                                 ---------   -------   -------
Service cost benefits earned during the period   $ 120,000   118,000   143,000
Interest cost on projected benefit obligation      127,000   119,000   129,000
Actual return on plan assets                      (123,000) (121,000) (175,000)
Net amortization and deferral                      (18,000)  (16,000)   57,000
                                                 ---------   -------   -------
Net periodic pension cost                        $ 106,000   100,000   154,000
                                                 =========   =======   =======

     Plan assets are invested in mutual funds and U.S. Government securities. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present values of the projected benefit obligations were 7.25% and 4.75% in 1995 and 1994, respectively. The expected long-term rate of return on assets was 7.25% in 1995 and 1994.
     The Company also has a defined contribution plan available to substantially all employees who have completed one year of service. The Company's expense relating to this plan was $22,000, $18,000 and $18,000 in 1995, 1994 and 1993, respectively. The amount of the annual contribution is at the discretion of the Company.

Postretirement Benefit Plans

     The Company sponsors two defined benefit postretirement plans. One plan provides fixed postretirement health insurance benefit payments to certain employees hired prior to June 30, 1988. The other plan provides life insurance coverage to full-time employees who work until retirement. These plans are not pre-funded. The Company also provides health insurance for retired directors.
     In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". This statement requires accrual of the cost of providing postretirement benefits during the active service period of the employee.
     The Company has elected to recognize the accumulated postretirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic postretirement benefit cost over a 20-year period. The effect of adopting SFAS No. 106 for the year ended December 31, 1993 was to increase net periodic postretirement benefit cost by $54,000, and decrease earnings before cumulative effect of accounting change and net income by $35,000 ($0.06 per share).
     The Company amended the postretirement health insurance plan during 1995 to make benefits available only to employees hired prior to June 30, 1988 who retire on or before June 30, 1996. The amendment also defines the maximum monthly benefit that a retired director can receive.
     The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amount shown in the statements of financial position at December 31:

                                                           1995        1994
                                                      ---------     -------
Accumulated postretirement benefit obligation:
  Retirees                                            $ 357,000     316,000
  Other active plan participants                        210,000     340,000
                                                      ---------     -------
                                                        567,000     656,000
Unrecognized net gain                                    28,000      21,000
Unrecognized transition obligation                      390,000     523,000
                                                      ---------     -------
Accrued postretirement benefit cost                   $ 149,000     112,000
                                                      =========     =======

     Net periodic postretirement benefit cost includes the following components:

                                                       1995     1994     1993
                                                   --------   ------   ------
Service cost-benefits attributed to service
                      during the period            $  9,000   16,000   24,000
Interest cost on accumulated benefit obligation      38,000   43,000   39,000
Amortization of transition obligation over 20 years  24,000   29,000   29,000
Amortization of net gain                              3,000    2,000      -0-
Net periodic postretirement benefit cost           $ 74,000   90,000   92,000
                                                   ========   ======   ======

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%.


Note 10. Shareholders' Equity

     The Board of Directors declared a 10% stock dividend payable January 15, 1994 to shareholders of record on December 31, 1993. The transaction was valued based on the closing market price of the Company's stock on December 31, 1993, which was $20.50. Retained earnings of $1,127,000 were transferred to common stock and paid-in capital as a result of the issuance of 54,991 shares of the Company's stock, and cash was paid in lieu of fractional shares. Earnings per share have been adjusted to reflect the stock dividend declared.
     The Company has reserved 60,000 shares of its common stock to be made available to directors and employees who elect to participate in the director's deferral, stock purchase, or savings and investment plans. As of December 31, 1995, 19,857 shares had been issued pursuant to these plans, leaving 40,143 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 3,692 shares and 2,605 shares in 1995 and 1994, respectively. For the stock sold to directors and employees in 1995, 1,825 shares were issued from Treasury stock.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 50,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price will be equal to the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date they are granted. All options expire 10 years from the date they are granted.
     As of December 31, 1995, the Company had granted options to purchase a total of 24,000 shares of common stock of the Company at an exercise price per share between $25.50 and $26.00.


Note 11. Off-Balance Sheet Financial Instruments and Concentrations of Credit
Risk

     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate or purchase loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     At December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:

                                                           1995          1994
                                                    -----------     ---------
Unused lines, secured by residential real estate    $ 6,265,000     6,067,000
Unused credit card lines                              5,404,000     2,576,000
Other unused commitments                              8,677,000    10,843,000
Standby letters of credit                               127,000       120,000
Commitments to extend credit                          2,313,000     1,851,000

     The Company grants residential, commercial and consumer loans to customers principally located in the mid-coast area of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.


Note 12: Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Due from Banks and Federal Funds Sold

     The carrying value of cash and due from banks approximates their relative fair values.

Investment Securities

     The fair values of investment securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. Statement 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values.

Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments.
     Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
     Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in the actual sale.
     The fair value estimate for credit card loans is based on the carrying value of existing loans. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

Loans Held for Sale

     The fair value of loans held for sale is determined by the current investor yield requirements.

Accrued Interest Receivable

     The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Bank's policy to stop accruing interest on loans which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits

     Under Statement 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Bank's net assets could increase.

Borrowed Funds

     The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities.

Off-Balance-Sheet Instruments

     The Bank's off-balance-sheet instruments include loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, bank premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
     The estimated fair values for the Bank's financial instruments as of December 31, 1995 and 1994 were as follows:

                                 December 31, 1995          December 31, 1994
                            -------------------------    ----------------------
                                Carrying    Estimated     Carrying    Estimated
                                  amount   fair value       amount   fair value
                            ------------   ----------    ---------   ----------
Financial assets
Cash and due from banks     $  5,404,000    5,404,000    5,230,000    5,230,000
Interest-bearing
  deposits in other banks      2,700,000    2,700,000          -0-          -0-
Securities available for sale 34,236,000   34,236,000   16,533,000   16,533,000
Securities to be held
  to maturity                 27,334,000   27,473,000   49,121,000   46,759,000
Loans held for sale            4,066,000    4,127,000          -0-          -0-
Loans (net of allowance
  for loan losses)           131,186,000  130,992,000  117,866,000  113,211,000
Accrued interest receivable    1,708,000    1,708,000    1,678,000    1,678,000
Financial liabilities
Deposits                     150,468,000  150,940,000  142,445,000  142,335,000
Borrowed funds                41,225,000   41,283,000   36,610,000   36,542,000


Note 13. Interest on Certificates of Deposit

     Interest on time certificates of deposit of $100,000 or more was $726,000, $575,000 and $619,000 in 1995, 1994 and 1993, respectively.


Note 14. Other Operating Expense

     Other operating expense includes the following items greater than 1% of revenues.

                                         1995        1994        1993
                                      -------     -------    --------
Computer expense                      $   -0-         -0-     132,000
FDIC insurance                            -0-     394,000     393,000
Professional fees                         -0-     148,000         -0-
Writedowns and other expenses for
  other real estate owned                 -0-     204,000     168,000


Note 15. Regulatory Capital Requirements

     The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 1996 will be 1996 earnings plus retained earnings of $4,130,000 from 1994 and 1995.
     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. These capital requirements represent quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 1995, the Bank meets all capital requirements to which it is subject.


Note 16. Condensed Financial Information of Parent

     Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):

Balance Sheets
December 31,                                             1995       1994
                                                     --------     -------
Assets
Cash                                                 $    265        203
Dividends receivable                                      158         85
Investments                                               102         98
Investment in subsidiary                               18,798     16,166
Other assets                                              400        425
                                                     --------     ------
                                                     $ 19,723     16,977
                                                     ========     ======
Liabilities and shareholders' equity
Dividends payable                                    $    158         85
Shareholders' equity                                   19,565     16,892
                                                     --------     ------
                                                     $ 19,723     16,977
                                                     ========     ======

Statements of Income
Years ended December 31,                         1995     1994     1993
                                              -------   ------   ------
Investment income                             $     7        9        9
Loss on sale of investments                       -0-      (12)     -0-
Other income                                       56       53       37
                                              -------   ------   ------
Total income                                       63       50       46
                                              -------   ------   ------
Other expense                                      65       43      -0-
Total expense                                      65       43      -0-
                                              -------   ------   ------
Equity in earnings of Bank:
Remitted                                          353      320      275
Unremitted                                      2,369    1,847    1,692
                                              -------   ------   ------
Net income                                    $ 2,720    2,174    2,013
                                              =======   ======   ======

Statements of Cash Flows
Years ended December 31,                              1995      1994      1993
                                                    ------    ------    ------
Cash flows from operating activities:
Net income                                         $ 2,720     2,174     2,013
Adjustments to reconcile net income to
  net cash provided by operating activities:
Net realized loss on sale of securities
  available for sale                                   -0-        12       -0-
Increase of  dividends receivable                      (73)      (14)       (5)
Decrease (increase) in other assets                     25       (64)      (37)
Increase in dividends payable                           73        14         5
Unremitted earnings of Bank                         (2,369)   (1,847)   (1,692)
                                                    ------    ------    ------
Net cash provided by operating activities              376       275       284
                                                    ------    ------    ------
Cash flows from investment activities:
Proceeds from sales of securities
available for sale                                     486       217       -0-
Purchases of investments                              (490)      (98)       (8)
                                                    ------    ------    ------
Net cash provided by investing activities               (4)      119        (8)
                                                    ------    ------    ------
Cash flows from financing activities:
Proceeds from sale of stock                             44        57        49
Purchase of Treasury stock                             (54)      -0-       -0-
Sale of Treasury stock                                  53       -0-       -0-
Dividends paid                                        (353)     (320)     (276)
                                                    ------    ------    ------
Net cash used in financing activities                 (310)     (263)     (227)
                                                    ------    ------    ------
Net increase in cash                                    62       131        49
Cash, beginning of year                                203        72        23
                                                    ------    ------    ------
Cash, end of year                                   $  265       203        72
                                                    ======    ======    ======

ITEM 9. Changes in and/or Disagreements with Accountants

     None.

ITEM 10. Directors and Executive Officers of the Registrant

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than 25 persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at nine. Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following Director's term expires in 1996, and he will be nominated for re-election for a one-year term:
     Robert B. Gregory, 42, was elected a Director of the Company and the Bank in October, 1987. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.

The following Directors' terms expire in 1996, and each will be nominated for re-election for a three-year term:
     Katherine M. Boyd, 45, was elected a Director of the Company and the Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd is a director of the Boothbay Region YMCA, and a member of the St. Andrews Hospital Community Advisory Committee.
     Carl S. Poole, Jr., 50, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr., 49, was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County. He has served on the Boards of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee
of the Wiscasset Library.   He was Selectman, Town of Westport from 1975 to
1976 and served as Chairman of the Board of Selectmen from 1993 to 1995.

The following Directors' terms will expire in 1997:
     Daniel R. Daigneault, 43, has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     Parker L. Spofford, 67, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1979. Mr. Spofford is a Realtor in Waldoboro, Maine. He has been active in that capacity since 1955 and is a Past President of the Maine Association of Realtors as well as a former director of the National Association of Realtors. He began his banking affiliation with the Provident Institution for Savings in Boston and has served in an advisory capacity for the former Depositors Trust Company and the former Heritage Savings Bank.

The following Directors' terms will expire in 1998:
     M. Robert Barter, 66, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1982, and Chairman of both the Company and the Bank since April, 1989. Mr. Barter has owned and operated Bob's Photo-TV store in Boothbay Harbor, Maine since 1953. Mr. Barter is also serving as Town Clerk for the Town of Boothbay Harbor and is County Commissioner for Lincoln County, Maine.
     Bruce A. Bartlett, 62, has been a member of the Board of Directors since the Company's organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company until his retirement on April 26, 1994 and as President and Chief Executive Officer of the Bank until his retirement on March 7, 1994. He has served as a Director of the Bank since 1981.
     Malcolm E. Blanchard, 61, has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.

     The Bank has seven standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, Personnel/Retirement, Directors' Loan, and Compliance. The Compensation Committee is a subcommittee of the Executive Committee. In addition to the committee memberships stated in the above biographies, all members of the Board serve on the Asset/Liability Committee. Certain members of management also serve on some committees. The aggregate attendance of committee meetings by members of the Board of Directors in 1995 was in excess of 90%. The Company has no standing committees of the Board of Directors.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the reporting requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Bank:

Name and Age (1)        Office & Position                      Period Served
--------------------    -----------------------------------    -------------
Daniel R. Daigneault    President & Chief Executive Officer     1994 to date
43                      of the Company and of the Bank

F. Stephen Ward         Treasurer of the Company;               1993 to date
42                      Vice President and Chief
                        Financial Officer of the Bank

Donald C. Means         Clerk of the Company;                   1973 to date
58                      Senior Vice President and
                        Senior Loan Officer of the Bank

Walter F. Vietze        Senior Vice President and               1984 to date
54                      Senior Operations Officer of the Bank

John T. Blamey          Vice President and Banking Services     1994 to date
49                      Officer of the Bank

Edythe A. Jordan        Vice President and Trust Officer        1992 to date
51                      of the Bank

Michael T. Martin       Vice President and Credit               1993 to date
40                      Administration Officer of the Bank

Alden B. McFarland      Vice President and Commercial Loan      1988 to date
48                      Officer of the Bank

Janet E. Spear          Vice President and Mortgage Loan        1990 to date
53                      Officer of the Bank

Deborah C. Yates        Vice President and Loan Operations      1992 to date
47                      Officer and Trust Operations
                        Officer of the Bank
1) As of December 31, 1995

     Daniel R. Daigneault has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has been employed by the Bank since 1990. Mr. Ward served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Downeast Enterprises, Inc. He is presently completing a Masters of Business Administration degree in Finance.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by First National Bank of Boston, a major New England financial institution. While there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     John T. Blamey has been employed by the Bank since 1989. Mr. Blamey has held various positions and most recently served as Strategic Planning Director prior to assuming his responsibilities as Vice President of Banking Services. Prior to joining the Bank, Mr. Blamey retired from the United States Air Force as Lieutenant Colonel.
     Edythe A. Jordan joined the Bank in 1992 as Vice President and Trust Officer. She has 27 years' experience in trust banking with Key Trust Company and Casco Northern Bank. She most recently served as manager of Key Trust Company's Presque Isle, Maine, office.
     Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.
     Alden B. McFarland has been employed by the Bank since 1975. From 1984 to 1988, Mr. McFarland served as Assistant Vice President and Commercial Loan Officer of the Bank.
     Janet E. Spear has been employed by the Bank since 1977. Mrs. Spear served as Assistant Vice President and Mortgage Loan Officer of the Bank from 1987-1990, and as Mortgage Loan Officer from 1985-87. From 1982 to 1985 she was the Manager of the Bank's Waldoboro office.
     Deborah C. Yates has been employed by the Bank since 1971. Ms. Yates served as Assistant Vice President and Loan Operations Officer from 1986 to 1992.
      There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

ITEM 11. Executive Compensation

     The table below sets forth cash compensations paid to the President and Chief Executive Officer during 1995, to the two individuals that served as President and Chief Executive Officer during 1994 and to the President and Chief Executive Officer for 1993. No other Executive Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 1995, 1994 and 1993.

                                       Annual                      Long Term
                                   Compensation                 Compensation
                        -------------------------------------   ------------
Name and                                                          Securities
Principal                                                         Underlying
Position                Year     Salary      Bonus      Other        Options

Daniel R. Daigneault (1)1995   $130,000   $ 15,839   $    -0-         16,000
President and CEO       1994     85,000     21,000        -0-            -0-
                        1993        -0-        -0-        -0-            -0-

Bruce A. Bartlett (1)   1995        -0-        -0-        -0-            -0-
President and CEO       1994     54,000        -0-     61,000            -0-
                        1993    125,000      5,000      3,000            -0-

1) Mr. Daigneault joined the Bank on March 6, 1994 and succeeded Mr. Bartlett as President and CEO of the Company when Mr. Bartlett retired on April 26, 1994. 1994 salaries reflect only a partial year for both individuals.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, is paid a director's fee in the amount of $350 for each meeting attended and $100 for each meeting attended of a committee of which the director is a member. The Chairman of the Board is paid an annual fee of $13,500. Directors may elect to defer their fees to be invested in shares of Company stock. As of December 31, 1995, M. Robert Barter elected to have $8,000 of his compensation invested through the Directors' Compensation Deferral Agreement and Parker L. Spofford had 100% of his fees invested under the Directors' Compensation Deferral Agreement. Certain Board members are also paid fees for appraisals and consulting services, and such fees are on terms no more favorable to the recipient than are generally available to the Bank for such services from other providers in the area. Fees paid to Directors as a group in 1995 totalled $57,000. No directors' fees are paid to Directors of the Company as such.
     President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.

Executive Compensation Committee Report

     The compensation Committee consists of the members of the Executive Committee of the Board of Directors, which is comprised of four outside Directors including the Chairman of the Board. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions within the State of Maine, plus a short-term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a greater portion of employee compensation from base salary to performance based payments. The program, which was developed by Mike Higgins & Associates, Inc., is currently being utilized by over 200 banks across the country and has been very well received by banks which have participated in it over the past few years. In 1995, total payout under this Stakeholder Performance Compensation program was 8.61% of the participating employees' base salaries. The final payout may be deferred to the following calendar year.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 1995 some of the indicators were: loan volume, deposit volume, non-performing loan levels, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparable sized financial institutions within the State of Maine. The survey was conducted by an independent accounting firm. The committee took into consideration the salary ranges and actual salaries paid to Presidents and CEOs of similar banks in establishing the base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are mutually established by the Committee and the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     During 1994, the performance of the Company was considered very good, with all 1994 goals, set for President Daigneault, met or exceeded. The committee took into consideration, in adjusting his base salary as of January 1, 1995, the operational and financial achievements reached under President Daigneault's leadership. Also considered, were the actual salaries of CEOs of other financial institutions of similar size and complexity, located within the State of Maine.
     In addition to the cash compensation, in April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the company. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of three outside directors. During 1995, stock options were granted under the 1995 Stock Option Plan and set forth in the accompanying table.
           Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           David B. Soule, Jr.
           Parker L. Spofford.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 1995, Directors Barter, Blanchard, Soule and Spofford served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and have banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan which covers a period of two to ten years.
     The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 1995:

Option Grants During the Year Ended December 31, 1995
                      Number      % of                     Potential realizable
                          of     total                         value at assumed
                  securities   options  Exercise                 rates of stock
                  underlying   granted     price    Expir-         appreciation
                     options in fiscal       per    ation    for option term(1)
                     granted      year  share(2)  date (3)        5%        10%

Daniel R. Daigneault   1,000      4.2%   $25.50  01/26/05   $ 12,991   $ 26,472
Daniel R. Daigneault  15,000     62.5%    26.00  01/26/05    198,687    404,870
All other employees    8,000     33.3%    26.00  01/26/05    105,966    215,931
All optionees         24,000    100.0%   $25.98  01/26/05   $317,644   $647,273

1) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. These values have also not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.
2) Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.
3) The Stock Option Plan requires a vesting period of two years after the date granted before 50% of the options may be exercised, and five years after the date granted before 100% of the options may be exercised. All options expire 10 years after the date granted.

     The following table sets forth information with respect to the named executive and all other optionees concerning the exercise of options during 1995 and unexercised options held as of December 31, 1995:

Aggregated Option Exercises in 1995 and December 31, 1995 Option Values

                                     Number of securities              Value of
                                               underlying           unexercised
                                              unexercised          in-the-money
                                                  options               options
                                              at year end           at year end
                                     --------------------   -------------------
           Shares acquired    Value       Exer-    Unexer-      Exer-   Unexer-
               on exercise realized    cisable    cisable    cisable    cisable
Daniel R.
Daigneault            -0-       -0-        -0-     16,000        -0-   $112,500
All other
employees             -0-       -0-        -0-      8,000        -0-     56,000

All optionees         -0-       -0-        -0-     24,000        -0-   $168,500


Description of the Company's Benefit Plans

     The Bank sponsors a retirement plan (the "Retirement Plan") for its employees. The Retirement Plan originally was established in 1953 and was amended in 1976. Each employee who is hired prior to age 60 is eligible to participate after he or she has attained the age of 21 and completed one year of service (1,000 hours during a twelve-month period). The Retirement Plan assets are managed by the Dewey Square Investors Corporation. The Bank has a Personnel/Retirement Committee composed of Messrs. Bartlett, Barter, Boyd, Daigneault, Gregory, Ms. Jordan, and Joyce P. Dexter, Personnel Officer of the Bank. The Retirement Committee administers the Retirement Plan with the advice of consultant Maine Benefit Administrators.
     Annual benefits at normal retirement age of 65 are determined as follows:
2% of final average salary (FAS) for each of the first 25 years of service, plus 1% of FAS for each of the next 5 years of service, less 1 2/3% of Social Security benefits for each year of service (maximum 30 years). The Bank contributed $134,624 to the Retirement Plan in 1994, and $154,301 in 1993.
     The normal retirement benefit is accrued over the participant's service to normal retirement date. If a participant defers retirement beyond normal retirement date, benefits accrued at normal retirement date are paid at actual retirement date. In addition to normal retirement benefits, the Retirement Plan also provides for early retirement after a participant has attained age 55 and completed five years of service. At retirement, benefits are payable to the participant as a life annuity, joint and survivor annuity or life annuity with a five- or ten-year guarantee.
     Certain technical revisions to the Retirement Plan were adopted in 1979. The Retirement Plan was again revised in 1981 to redefine the annual salary upon which benefits are computed. Further revisions were adopted in 1984 to comply with TEFRA, the Tax Reduction Act and the Retirement Equity Act. The Retirement Plan was further amended in February, 1988, revising the benefit calculation from the long-standing career pay method to a final-average-earnings basis.
     The Company has reserved 60,000 shares of its common stock (15,000 shares prior to the four-for-one stock split on November 1, 1989) to be made available to directors and employees who elect to participate in the director's deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 1995, 19,857 shares had been issued pursuant to these plans, leaving 40,143 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is available to any employee who has attained the age of 21 and completed one year of service (1,000 hours during a 12 month period). In order to participate, an eligible employee must contribute a percentage of compensation, up to a maximum of 17% annually. The Bank may, by annual vote of its Directors, make matching contributions. Plan assets are maintained by the Bank's Trust Department. The 401(k) Plan is administered by a special committee appointed by the Board of Directors with the assistance of Maine Benefit Administrators. Employee contributions are 100% vested at all times, while employer-matching contributions are vested over a five-year period. Upon termination of employment for any reason, a plan member may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and re-allocated among the accounts of plan participants. The Bank paid $22,000 in matching contributions to this plan in 1995. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts, including the Company's stock. As of December 31, 1995, 4,833 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987. Originally, 5,000 shares of the Company's common stock were allocated to this plan. The number of allocated shares was increased to 20,000 in 1989 as the result of a four-for-one stock split. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is based on fair market value as determined by the Plan Committee appointed by the Board of Directors. As of December 31, 1995, 5,883 shares of the Company's stock had been purchased pursuant to the plan.
     On January 15, 1987, the Bank adopted a Compensation Deferral Agreement pursuant to which Directors (other than the Chief Executive Officer) are permitted to defer payment of directors' fees until their retirement from the Board. The Savings and Investment Plan Committee has sole discretion to invest the deferred fees as it sees fit. Two Directors had signed Compensation Deferral Agreements for 1995.
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and part-time employees scheduled to work 20 or more hours a week.
     On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the Option Plan) for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 50,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
Code) to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and the number of shares to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to the fair market value of the shares on the date of the grant, and no options are exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Options Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death.
Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year may generally not exceed $100,000.
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held, provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

Performance Graph

     Set forth below is a line graph comparing the five-year cumulative total return of the Company's common stock ("FNLC"), assuming reinvestment of all cash dividends and retention of the 10% stock dividend paid January 15, 1994 to shareholders of record on December 31, 1993, with that of the Standard & Poor's 500 Index ("S&P 500") and the NASDAQ Combined Bank Index ("NASD Bank"). The NASD Bank index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

     Performance graph mailed to Document Control, per Edgar instructions.

Performance graph data:
              1990       1991       1992       1993       1994       1995
FNLC        100.00      85.61      90.85     115.69     155.75     209.96
S&P 500     100.00     130.00     139.67     153.55     155.50     213.24
NASD Bank   100.00     137.52     209.07     270.46     273.46     396.00

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock beneficially owned (1) as of December 31, 1995 by each Director and Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group:

     Name                     Number of          Percent
     of Director                 Shares     Ownership(1)
     -------------------      ---------     ------------
     M. Robert Barter             9,632            1.58%
     Bruce A. Bartlett            1,268             .21%
     Malcolm E. Blanchard         5,878             .96%
     Katherine M. Boyd            1,480             .24%
     Daniel R. Daigneault         2,075             .34%
     Robert B. Gregory            2,810             .46%
     Carl S. Poole, Jr.          20,192            3.31%
     David B. Soule, Jr.          1,762             .29%
     Parker L. Spofford           6,150            1.01%

     Total ownership of all
     Directors and Executive
     Officers as a group         50,076            9.20%

     1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person listed.

     To the knowledge of the management of the Company, the following shareholders beneficially owned more than 5% of First National Lincoln Corporation stock as of December 31, 1995.

     Name & Address of Beneficial Owner             Amount        Percentage
     -------------------------------------   -------------        ----------
     Daniel P. Thompson, Edith I. Thompson   35,201 shares             5.78%
     HC 61 Box 039, New Harbor, ME 04545

ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their associates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others.
     In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 1995 to the Company's Directors, Executive Officers and their associates was $2,382,000, which constituted 1.79% of the Bank's total loans outstanding at that date.

ITEM 14. Exhibits

     Exhibit 3 Articles of Incorporation and Bylaws, filed as Exhibit 3 to Company's Registration Statement No. 2-96573.

     Exhibit 3.1 Articles of Amendment, filed as part of Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 10.3 EastPoint Technology Purchase and Licensing Agreement, filed as Exhibit 10.3 to the Company's 1993 Annual Report on Form 10-K.

     Exhibit 27 Financial Data Schedule.

SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     _____________________________________________
                              FIRST NATIONAL LINCOLN COPORATION


                         By         Daniel R. Daigneault
                              Daniel R. Daigneault, President


March 26, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                  Title


     Daniel R. Daigneault                            President and
                                                     Director
     Daniel R. Daigneault                            (Principal Executive
                                                      Officer)

     F. Stephen Ward                                 Treasurer
     F. Stephen Ward                                 (Principal Financial
                                                      Officer, Principal
                                                      Accounting Officer)

     M. Robert Barter                                Director and
     M. Robert Barter                                Chairman
                                                     of the Board


     Bruce A. Bartlett                               Director
     Bruce A. Bartlett


     Malcolm E. Blanchard                            Director
     Malcolm E. Blanchard


     Katherine M. Boyd                               Director
     Katherine M. Boyd


     Robert B. Gregory                               Director
     Robert B. Gregory


     Carl S. Poole, Jr.                              Director
     Carl S. Poole, Jr.


     David B. Soule, Jr.                             Director
     David B. Soule, Jr.


     Parker L. Spofford                              Director
     Parker L. Spofford
2