Form 10-Q
period 1996-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1996-05-15
CIK 765207

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.    20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Three Months Ended:  March 31, 1996    Commission File No. 2-96573


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

          Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at March 31, 1996
         (Common Stock, No par)                      610,744

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information                                 Page No.

     Item 1:     Financial Statements
          Consolidated Balance Sheets -                                1  &  2
            March 31, 1996, March 31, 1995,
            and December 31, 1995.

          Consolidated Statements of Income -                          3  &  4
            Three months ended March 31, 1996
            and March 31, 1995.

          Consolidated Statements of Cash Flows -                      5  &  6
            Three  months ended March 31, 1996
            and March 31, 1995.

          Management's discussion and analysis of                      7  - 10
            financial condition and results of operations.


PART II     Other Information

     Item 6:     Exhibits and reports on Form 8-K.                          11

Signatures                                                                  12

                     FIRST NATIONAL LINCOLN CORPORATION
                             AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                              (000  OMITTED)


                                           3/31/96     3/31/95    12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $4,044      $4,427      $5,404
Interest bearing deposits in other banks         0           0       2,700

Investments:

 Available for sale                         29,672      16,425      34,236

 Held to maturity (market values $35,729
   at 3/31/96, $49,103 at 3/31/95 and
   $27,473 at 12/31/95)                     36,351      50,386      27,334

Loans held for sale (market value $4,127         0            0      4,066
   at 12/31/95)

Loans                                      140,705     124,920     133,245
Less allowance for loan losses               1,961       2,340       2,059

     Net loans                             138,744     122,580     131,186

Accrued interest receivable                  1,788       1,674       1,708
Bank premises and equipment                  4,057       4,378       4,146
Other real estate owned                        889         581         648
Other assets                                   914       1,457         854

        Total Assets                      $216,459    $201,908    $212,282



Liabilities & Stockholders' Equity

Demand deposits                            $12,820     $10,004     $12,989
NOW deposits                                25,830      26,257      27,064
Money market deposits                        5,771       7,694       7,179
Savings deposits                            33,733      34,519      32,943
Certificates of deposit                     58,883      49,152      57,535
Certificates $100M and over                 13,015      12,492      12,758

     Total deposits                       $150,052    $140,118    $150,468

Borrowed funds                              44,692      42,676      41,225
Other liabilities                            1,617       1,554       1,024

     Total Liabilities                     196,361     184,348     192,717

(BALANCE SHEETS CONTINUED)


                                           3/31/96     3/31/95    12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Shareholders' Equity:

Common stock                                 1,527       1,520       1,524
Additional paid-in capital                   2,753       2,685       2,719
Retained earnings                           15,765      13,367      15,123
Net unrealized gains (losses) on available-
   for-sale securities                          53         (12)        202
Treasury stock                                   0           0          (3)

    Total Stockholders' Equity              20,098      17,560      19,565

       Total Liabilities & Stockholders'  $216,459    $201,908    $212,282

                    FIRST NATIONAL LINCOLN CORPORATION
                            AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
                            (000 OMITTED)

                                           For the three months ended March 31,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,130          $2,819
     Interest on deposits with other banks            4               0
     Interest and dividends on investments        1,091           1,106

     Total interest income                        4,225           3,925

Interest expense:

     Interest on deposits                         1,440           1,121
     Interest on borrowed funds                     587             616

     Total interest expense                       2,027           1,737

Net interest income                               2,198           2,188

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           2,198           2,188

Other operating income:

     Trust department income                         80              53
     Service charges on deposit accounts            119             114
     Net securities gains (losses)                    6             (58)
     Other operating income                          95              50

     Total other operating income                   300             159


Other operating expenses:

     Salaries and employee benefits                 758             768
     Occupancy expense                               86              81
     Furniture and equipment expense                145             150
     Other                                          411             435

     Total other operating expenses               1,400           1,434

Income before income taxes                        1,098             913
Applicable income taxes                             353             290

NET INCOME                                         $745            $623

STATEMENTS OF INCOME CONT.


                                           For the three months ended March 31,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)


Earnings per common share:

     Net income                                   $1.22           $1.02
     Dividends declared                           $0.17           $0.14

                    FIRST NATIONAL LINCOLN CORPORATION
                             AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the three months ended March 31,

                                                       1996          1995
                                                   (Unaudited)   (Unaudited)

Cash flows from operating activities:

     Net income                                          $745          $623
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation                                    132           120
          Provision for loan losses                         0             0
          Net (gain) loss on sale of investments           (6)           58
          Write down of other real estate owned             0             0
          Losses related to other real estate owned        11             0
          Net change in other assets                       64          (388)
          Net change in other liabilities                 141           970
          Net amortization of premium on investments       17             8

          Net cash provided by operating activities     1,104         1,391

Cash flows from investing activities:

     Proceeds from sales of investments                 3,500         2,000
     Proceeds from maturities of investments            4,370         1,500
     Proceeds from maturities of deposits in
        other banks                                     2,700             0
     Proceeds from sales of other real estate owned       170             0
     Additional investment in other real estate owned       0             0
     Purchase of investments                          (12,319)       (4,658)
     Net decrease (increase) in loans                  (3,831)       (4,686)
     Capital expenditures                                 (42)          (13)

          Net cash used in investing activities        (5,452)       (5,857)

Cash flows from financing activities:

     Net increase (decrease) in demand deposits,
       savings, money market and club accounts         (2,021)      (10,222)
     Net increase (decrease) in certificates
       of deposit                                       1,605         7,895
     Net increase (decrease) in other borrowings        3,467         6,066
     Proceeds from sale of Treasury stock                   3             0
     Proceeds from stock issuance                          38             9
     Dividends paid                                      (104)          (85)

          Net cash provided by financing activities     2,988         3,663)

(STATEMENTS OF CASH FLOWS CONTINTUED)


                                          For the three months ended March 31,

                                                      1996          1995
                                                   (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                    (1,360)         (803)
Cash and cash equivalents at beginning
   of period                                            5,404         5,230

 Cash and cash equivalents at end of
    period                                             $4,044        $4,427


Interest paid                                          $1,947        $1,705
Income taxes paid                                           8            40
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                       423            28
    Loans held for sale transferred to loan po          4,066             0
    Net change in unrealized gain (loss) on
        available for sale securities                    (226)          184

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the three months ended March 31, 1996 was $745,000, an increase of 19.6% over 1995's net income of $623,000.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1996 was $2,198,000, a 0.5% increase over 1995's net interest income of $2,188,000. Total interest income of $4,225,000 is a 7.6% increase over 1995's total interest income of $3,925,000. Total interest expense of $2,027,000 is a 16.7% increase over 1995's total interest expense of $1,737,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first three months of 1996. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $327,000 at March 31, 1996. The portion of the allowance for loan losses allocated to impaired loans at March 31, 1996 was $66,000.

NON-INTEREST INCOME

     Non-interest income of $300,000 for the three months ended March 31, 1996 was an increase of 88.7% from 1995's non-interest income of $159,000. This increase can be attributed to a net securities loss of $58,000 during the first quarter of 1995 combined with an overall increase in non-interest income in the first quarter of 1996, especially in fiduciary income.

NON-INTEREST EXPENSE

     Non-interest expense of $1,400,000 for the three months ended March 31, 1996 is a decrease of 2.4% from 1995's non-interest expense of $1,434,000. A significant reduction in FDIC insurance premiums was the principal cause for the decrease.

INCOME TAXES

     Income taxes on operating earnings increased to $353,000 for the first three months in 1995 from $290,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS

     Deposits as of March 31, 1996 increased by 7.1% or $9,934,000 from March 31, 1995. Demand deposits increased by 28.1% or $2,816,000, NOW deposits decreased by 1.6% or $427,000, savings deposits decreased by 2.3% or $786,000, money market deposits decreased by 25.0% or $1,923,000 and certificates of deposit increased by 16.6% or $10,254,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 4.7% or $2,016,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of March 31, 1996 was $20,098,000 compared to $17,560,000 for the same period in 1995. The reason for this increase was the strong earnings performance in the year 1995 and the first three months of 1996.

     During 1995, the Company declared cash dividends of 14 cents per share for the first quarter and 15 cents per share for the second and third quarters. Dividends were increased by one cent again in the fourth quarter to 16 cents per share. In addition, the Company declared a one-time special cash dividend of 10 cents per share in the fourth quarter of 1995. Dividends were increased one cent in the first quarter of 1996 to the current level of 17 cents per share.

     Leverage capital ratios were 9.28% and 8.70%, respectively, at March 31, 1996 and March 31, 1995. The Bank had a tier one risk-based capital ratio of 13.94% and tier two risk-based capital ratio of 15.19% at March 31, 1996, compared to 13.02% and 14.27%, respectively, at March 31, 1995. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of March 31, 1996 the Bank had primary sources of liquidity of $38,893,000, or 18.05% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

     We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LOAN POLICIES

     Real estate values:


A. Residential properties We loan up to 80% of the appraised value of properties without mortgage insurance and up to 95%of the appraised value of properties with mortgage insurance. No further appraisals are done as long as the payment history remains satisfactory. If a loan becomes delinquent, a review might be done of the loan.

When a loan becomes 90 or more days past due, an in-depth review is made of the loan and a determination made as to whether or not a re-appraisal is required.

B. Land only properties We do not have many of these but we do loan up to 65% of the appraised value of the property.
They are handled the same way as above from booking date on.

C. Commercial properties We loan up to 75% of the appraised value, and once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc.

Note: A certified or licensed appraiser is used for all appraisals.


     At March 31, 1996 and 1995, loans on a non-accrual status totaled $526,000 and $1,463,000, respectively. In addition to loans on a non-accrual status at March 31, 1996 and 1995, loans past due greater than 90 days totaled $111,000 and $93,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     In the first quarter of 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and securities held to maturity. As of March 31, 1996 stockholders' equity was increased by $53,000 due to a net unrealized gain in the available-for-sale portfolio.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS

     In the first quarter of 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights". This statement requires mortgage servicing rights, whether purchased or originated, to be capitalized and subsequently considerd for impairment. As of March 31, 1996, the Bank had not acquired any servicing rights through loan origination or purchase transactions.

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

B. An action plan is prepared quarterly on all criticized commercial loans greater than $100,000.

C. Delinquent loans are reviewed weekly by the Bank's Collections Officer and Senior Loan Officer.

D. A tickler system is utilized to insure timely receipt of current information (such as financial statements, appraisals and/or credit memos to the credit file).

Note: Most of the above applies only to commercial loans, but retail loansare reviewed periodically, usually around a delinquency.

Procedures for monitoring Bank Other Real Estate Owned:

The O.R.E.O. portfolio is handled by the Collections Officer, with backup by the Senior Loan Officer. Most properties are listed with real estate brokers for sale. All properties are appraised periodically for market value, and provision is made to the allowance for O.R.E.O. losses if the estimated market value after selling costs is lower than the carrying value of the property.


OTHER

     The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Bank for this interim period just ended. All such adjustments were of a normal recurring nature.

PART II



ITEM 6:   Exhibits, Financial Statement Schedules, and reports on Form 8-K


          A.   Exhibits

               Exhibit 27.  Financial Data Schedule.

          B.   Reports on Form 8-K

               During the registrant's first three months ended March 31, 1996 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 13, 1996                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 13, 1996                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer




8