Form 10-Q
period 1996-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1996-08-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

       For Six Months Ended:  June 30, 1996    Commission File No. 2-96573


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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at June 30, 1996
       Common Stock, Par One Cent                         610,963

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                               1  -  2
            June 30, 1996, June 30, 1995, and December 31, 1995.

          Consolidated Statements of Income -                         3  -  4
            Six months ended June 30, 1996 and June 30, 1995.

          Consolidated Statements of Income -                         5  -  6
            Three months ended June 30, 1996 and June 30, 1995.

          Consolidated Statements of Cash Flows -                     7  -  8
            Six  months ended June 30, 1996 and June 30, 1995.

     Item 2: Management's discussion and analysis of                  9  - 12
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            13

     Item 2: Changes in Securities                                        14

     Item 3: Defaults Upon Senior Securities                              15

     Item 4: Submission of Matters to a Vote of Security Holders     16 - 22

     Item 5: Other Information                                            23

     Item 6: Exhibits and reports on Form 8-K.                            24

Signatures                                                                29

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS
                                  (000  OMITTED)


                                          6/30/96     6/30/95     12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $5,884      $6,010      $5,404
Interest bearing deposits in other banks         3           0       2,700

Investments:

 Available for sale                         28,431      16,580      34,236
 Held to maturity (market values
     $37,076 at 6/30/96, $48,845 at
     6/30/95 and $27,473 at 12/31/95)       37,786      49,035      27,334

Loans held for sale
     (market value $4,127 at 12/31/95)           0            0      4,066

Loans                                      148,745     131,009     133,245
Less allowance for loan losses               1,973       2,273       2,059

     Net loans                             146,772     128,736     131,186

Accrued interest receivable                  1,862       1,800       1,708
Bank premises and equipment                  3,958       4,282       4,146
Other real estate owned                        756         650         648
Other assets                                 1,182       1,371         854

        Total Assets                      $226,634    $208,464    $212,282

BALANCE SHEETS CONT.



                                          6/30/96     6/30/95     12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $13,076     $11,089     $12,989
NOW deposits                                25,675      25,898      27,064
Money market deposits                        4,974       6,673       7,179
Savings deposits                            33,172      33,844      32,943
Certificates of deposit                     58,606      50,699      57,535
Certificates $100M and over                 13,331      13,867      12,758

     Total deposits                       $148,834    $142,070    $150,468

Borrowed funds                              55,498      46,659      41,225
Other liabilities                            1,525       1,592       1,024

     Total Liabilities                     205,857     190,321     192,717

Shareholders' Equity:

Common stock                                     6       1,522       1,524
Additional paid-in capital                   4,281       2,706       2,719
Retained earnings                           16,500      13,915      15,123
Net unrealized gains (losses) on
     available- for-sale securities            (10)         53         202
Treasury stock                                   0         (53)         (3)

    Total Stockholders' Equity              20,777      18,143      19,565

       Total Liabilities &
            Stockholders' Equity          $226,634    $208,464    $212,282

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (000 OMITTED)

                                            For the quarter ended June 30,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,258          $2,953
     Interest on deposits with other banks            2               0
     Interest and dividends on investments        1,063           1,114

     Total interest income                        4,323           4,067

Interest expense:

     Interest on deposits                         1,352           1,274
     Interest on borrowed funds                     669             689

     Total interest expense                       2,021           1,963

Net interest income                               2,302           2,104

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           2,302           2,104

Other operating income:

     Trust department income                         77              52
     Service charges on deposit accounts            130             120
     Net securities gains (losses)                   (4)             19
     Other operating income                         113              53

     Total other operating income                   316             244


Other operating expenses:

     Salaries and employee benefits                 723             721
     Occupancy expense                               81              75
     Furniture and equipment expense                144             150
     Other                                          423             470

     Total other operating expenses               1,371           1,416

STATEMENTS OF INCOME CONT.



                                                 1996            1995
                                              (Unaudited)     (Unaudited)


Income before income taxes                        1,247             932
Applicable income taxes                             402             293

NET INCOME                                         $845            $639


Earnings per common share:

     Net income                                   $1.38           $1.05
     Dividends declared                           $0.18           $0.15

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (000 OMITTED)

                                           For the six months ended June 30,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $6,388          $5,772
     Interest on deposits with other banks            6               0
     Interest and dividends on investments        2,154           2,220

     Total interest income                        8,548           7,992

Interest expense:

     Interest on deposits                         2,792           2,395
     Interest on borrowed funds                   1,256           1,305

     Total interest expense                       4,048           3,700

Net interest income                               4,500           4,292

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           4,500           4,292

Other operating income:

     Trust department income                        157             105
     Service charges on deposit accounts            249             234
     Net securities gains (losses)                    2             (39)
     Other operating income                         208             103

     Total other operating income                   616             403


Other operating expenses:

     Salaries and employee benefits               1,481           1,489
     Occupancy expense                              167             156
     Furniture and equipment expense                289             300
     Other                                          834             905

     Total other operating expenses               2,771           2,850

STATEMENTS OF INCOME CONT.



                                                 1996            1995
                                              (Unaudited)     (Unaudited)


Income before income taxes                        2,345           1,845
Applicable income taxes                             755             583

NET INCOME                                       $1,590          $1,262


Earnings per common share:

     Net income                                   $2.60           $2.08
     Dividends declared                           $0.35           $0.29

                         FIRST NATIONAL LINCOLN CORPORATION
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the six months ended June 30,

                                                         1996          1995
                                                     (Unaudited)   (Unaudited)

Cash flows from operating activities:

     Net income                                          $1,590        $1,262
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                      263           253
          Provision for loan losses                           0             0
          Net (gain) loss on sale of investments             (2)           39
          Provision for losses on other
              real estate owned                              15             0
          Losses related to other
              real estate owned                               6            (2)
          Net change in other assets                       (600)         (428)
          Net change in other liabilities                   501         1,008
          Net amortization of premium
              on investments                                 68            11

          Net cash provided by operating activities       1,841         2,143

Cash flows from investing activities:

     Proceeds from sales of investments                   4,479         3,000
     Proceeds from maturities of investments              6,492         2,021
     Proceeds from maturities of
         deposits in other banks                          2,697             0
     Proceeds from sales of other real estate owned         264            10
     Additional investment in other real estate owned        (4)            0
     Purchase of investments                            (15,776)       (4,855)
     Net decrease (increase) in loans                   (11,910)      (11,084)
     Capital expenditures                                   (75)          (51)

        Net cash used in investing activities           (13,833)      (10,959)

Cash flows from financing activities:

     Net increase (decrease) in demand deposits,
         savings, money market and club accounts         (3,278)      (11,071)
     Net increase (decrease) in
         certificates of deposit                          1,644        10,816
     Net increase (decrease) in other borrowings         14,273        10,049
     Proceeds from sale of Treasury stock                    29             0
     Payment to repurchase common stock                     (26)          (53)
     Net proceeds from stock issuance                        44            31
     Dividends paid                                        (214)         (176)

          Net cash provided by financing activities      12,472         9,596

STATEMENTS OF CASH FLOWS CONT.



                                                         1996          1995
                                                      (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                         480           780
Cash and cash equivalents at beginning
   of period                                              5,404         5,230
Cash and cash equivalents at end of
    period                                               $5,884        $6,010

Interest paid                                            $4,064        $3,639
Income taxes paid                                           584           319
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         390           109
    Loans held for sale transferred to loan portfolio     4,066             -
    Net change in unrealized gain (loss) on
        available for sale securities                      (212)          (63)

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the six months ended June 30, 1996 was $1,590,000, an increase of 26.0% over 1995's net income of $1,262,000. Net income for the quarter ended June 30, 1996 was $845,000. This is a 32.2% increase over the same period a year ago.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1996 was $4,500,000, a 4.8% increase over 1995's net interest income of $4,292,000. Total interest income of $8,548,000 is a 7.0% increase over 1995's total interest income of $7,992,000. Total interest expense of $4,048,000 is a 9.4% increase over 1995's total interest expense of $4,292,000.

     Net interest income for the quarter ended June 30, 1996 was $2,302,000. This is a 9.4% increase over 1995's net interest income of $2,104,000. Total interest income was $4,323,000, a 6.3% increase over 1995's total interest income of $4,067,000. Total interest expense of $2,021,000 is a 3.0% increase over 1995's total interest expense of $1,963,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first six months of 1996. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $328,000 at June 30, 1996. The portion of the allowance for loan losses allocated to impaired loans at June 30, 1996 was $63,000.

NON-INTEREST INCOME

     Non-interest income of $616,000 for the six months ended June 30, 1996 was an increase of 52.9% from 1995's non-interest income of $403,000. This increase can be attributed to an increase in fiduciary income and fees charged for processing merchant credit card deposits.

     Non-interest income for the quarter ended June 30, 1996 was $316,000, a 29.5% increase over 1995's non-interest income of $244,000.

NON-INTEREST EXPENSE

     Non-interest expense of $2,771,000 for the six months ended June 30, 1996 is a decrease of 2.8% from 1995's non-interest expense of $2,850,000. Non-interest expense for the quarter ended June 30, 1996 was $1,371,000, a 3.2% decrease over the same period a year ago. A significant reduction in FDIC insurance premiums was the principal cause for these decreases.

INCOME TAXES

     Income taxes on operating earnings increased to $755,000 for the first six months of 1996 from $583,000 for the same period a year ago. Income taxes on operating earnings were $845,000 for the quarter ended June 30, 1996, compared to $639,000 in 1995. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS

     Deposits as of June 30, 1996 increased by 4.8% or $6,764,000 from June 30, 1995. Demand deposits increased by 17.9% or $1,987,000, NOW deposits decreased by 0.9% or $223,000, savings deposits decreased by 2.0% or $672,000, money market deposits decreased by 25.5% or $1,699,000 and certificates of deposit increased by 11.4% or $7,371,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 18.9% or $8,839,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of June 30, 1996 was $20,777,000 compared to $18,143,000 for the same period in 1995. The reason for this increase was the strong earnings performance in the year 1995 and the first six months of 1996.

     During 1995, the Company declared cash dividends of 14 cents per share for the first quarter and 15 cents per share for the second and third quarters. Dividends were increased by one cent in the fourth quarter to 16 cents per share. In addition, the Company declared a one-time special cash dividend of 10 cents per share in the fourth quarter of 1995. Dividends were increased one cent in the first quarter and again in the second quarter of 1996 to the current level of 18 cents per share.

     Leverage capital ratios for the Company were 9.17% and 8.70%, respectively, at June 30, 1996 and June 30, 1995. The Bank had a tier one risk-based capital ratio of 14.06% and tier two risk-based capital ratio of 15.31% at June 30, 1996, compared to 13.00% and 14.25%, respectively, at June 30, 1995. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of June 30, 1996 the Bank had primary sources of liquidity of $42,734,000, or 18.9% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

     We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LOAN POLICIES

     Real estate values:

A. Residential properties We loan up to 80% of the appraised value of properties without mortgage insurance and up to 95% of the appraised value of properties with mortgage insurance. No further appraisals are done as long as the payment history remains satisfactory. If a loan becomes delinquent, a review might be done of the loan.

When a loan becomes 90 or more days past due, an in-depth review is made of the loan and a determination made as to whether or not a reappraisal is required.

B. Land only properties We do not have many of these but we do loan up to 65% of the appraised value of the property. They are handled the same way as above from booking date on.

C. Commercial properties We loan up to 75% of the appraised value and, once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc.

Note:  A certified or licensed appraiser is used for all appraisals.

     At June 30, 1996 and 1995, loans on a non-accrual status totaled $798,000 and $1,511,000, respectively. In addition to loans on a non-accrual status at June 30, 1996 and 1995, loans past due greater than 90 days totaled $45,000 and $100,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     In the first quarter of 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and securities held to maturity. As of June 30, 1996 stockholders' equity was reduced by $10,000 due to a net unrealized loss in the available-for-sale portfolio.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS

     In the first quarter of 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights". This statement requires mortgage servicing rights, whether purchased or originated, to be capitalized and subsequently considerd for impairment. As of June 30, 1996, the Bank had not acquired any servicing rights through loan origination or purchase transactions.

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


OTHER

TERMINATION OF PENSION PLAN

     As of May 31, 1996, the Company ceased benefit accruals for its pension plan, which covers substantially all employees. All required documents requesting approval for termination of the defined benefit plan were filed with the Internal Revenue Service and the Pension Guarantee Corporation on June 18, 1996. The Company expects to receive final approvals for termination of the plan in the fourth quarter of 1996, at which time the assets of the plan will be distributed to fulfill the Company's liabilities under the plan. The estimated value of the plan assets exceeds the estimated value of plan liabilities as of the proposed distribution date.

     The Company is modifying its defined contribution (401k) plan as a replacement for the pension plan, and has added an annual compensation-based contribution to the plan, in addition to the current employer-matching contribution. Neither the termination of the defined benefit plan nor modifying of the defined contribution plan is expected to have a material impact on the Company's financial statements.


     The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

See Item 4, Proposal 3.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Five proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 30, 1996, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record at the close of business on March 12, 1996 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 610,634 shares of Common Stock of the Company, no par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.


PROPOSAL 1: To ratify the Board of Directors vote to fix the number of Directors at nine.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at nine.
     The results of the shareholder voting had 571,298 shares in favor, 4,950 shares against, and 34,496 shares not voting.


PROPOSAL 2: Election of Directors


     The following was a nominee for a one-year term as Director:

     Robert B. Gregory was elected a Director of the Company and the Bank in October, 1987. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.

     The following were nominees for three-year terms as Director:

     Katherine M. Boyd was elected a Director of the Company and the Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd is a director of the Boothbay Region YMCA, and a member of the St. Andrews Hospital Community Advisory Committee.

     Carl S. Poole, Jr. has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

     David B. Soule, Jr. was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County. He has served on the Boards of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the Wiscasset
Library.   He was Selectman, Town of Westport from 1975 to 1976 and served as
Chairman of the Board of Selectmen from 1993 to 1995.

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

     Parker L. Spofford has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1979. Mr. Spofford is a Realtor in Waldoboro, Maine. He has been active in that capacity since 1955 and is a Past President of the Maine Association of Realtors as well as a former director of the National Association of Realtors. He began his banking affiliation with the Provident Institution for Savings in Boston and has served in an advisory capacity for the former Depositors Trust Company and the former Heritage Savings Bank.

     The following Directors' terms will expire in 1998:

     M. Robert Barter has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1982, and Chairman of both the Company and the Bank since April, 1989. Mr. Barter has owned and operated Bob's Photo-TV store in Boothbay Harbor, Maine since 1953. Mr. Barter is also serving as Town Clerk for the Town of Boothbay Harbor and is County Commissioner for Lincoln County, Maine.

     Bruce A. Bartlett has been a member of the Board of Directors since the Company's organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company until his retirement on April 26, 1994 and as President and Chief Executive Officer of the Bank until his retirement on March 7, 1994. He has served as a Director of the Bank since 1981.

     Malcolm E. Blanchard has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.

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

     The results of the shareholder voting had 572,457 shares in favor, 4,750 shares withheld voting, and 33,537 shares not voting.

PROPOSAL 3: Increase Authorized Common Stock; Change Par Value

     The Company's board of directors, prior to the annual meeting, approved an amendment to Article V of the Company's Articles of Incorporation to (a) increase the number of shares of common stock of the Company authorized for issuance from 1,200,000 to 6,000,000, and (b) change the par value of the common stock of the Company from no par value to $.01 par value per share. A copy of the amendment is presented in Exhibit 3.1.

     The purpose of the change in par value is to reduce from $14,135 to $70 the filing fee that would be payable by the Company to the Secretary of State in connection with the proposed increase in authorized shares. The effect of this change will be to cause the sum of $1,519,482.66 (based on the number of shares issued and outstanding as of March 12, 1996) to be moved from the Common Stock entry on the Company's balance sheet and into the Additional Paid-In Capital entry, and to preclude the Company from selling any of its stock for less than $.01 per share. Management believes that neither of these outcomes will have a material impact on the Company.

     The purpose of the increase in the number of authorized shares of common stock is to provide the Company with the flexibility to issue additional shares of stock, including in private or public offerings to raise additional capital or through stock dividends or stock splits which may be effected in order to restore the trading price of the Company's stock within a range that may be more conducive to the maintenance of a market in the shares. The authorized but unissued shares of Common Stock could be used to make more difficult a change in control of the Company. In certain circumstances, such shares could be used to dilute the stock ownership of a person or entity seeking to obtain control of the Company. Such shares could also be privately placed with purchasers who might side with the Board in opposing a hostile takeover bid.
No such issuances, however, are presently planned for the near term.

     The affirmative vote of the holders of a majority of the outstanding common stock of the company was required in order to effectuate the proposed amendment. The board of directors recommended that the shareholders vote for the proposed amendment.

     The results of the shareholder voting had 545,159 shares in favor of Proposal 3, 14,523 shares against, and 51,062 shares not voting.

PROPOSAL 4: Amendments to Bylaws and Articles of Incorporation

     The Company's board of directors, prior to the annual meeting, approved an amendment to the Company's Bylaws deleting Article VI of the Bylaws as well as an amendment to the Company's Articles of Incorporation that would add Article VIII, as set forth in Exhibit 3.1. These actions were considered together at the annual meeting. The affirmative vote of the holders of 80% of the outstanding shares of Common Stock was necessary in order to effectuate these amendments. The Board of Directors recommended that the shareholders vote for these amendments.

     Article VI of the Company's Bylaws, to be deleted from the Bylaws, contains provisions designed to deter certain change of control transactions involving the Company or the Bank. As does the proposed new provision of the Articles of Incorporation, Article VI requires 80% shareholder approval for certain major transactions such as mergers, asset sales, liquidation of the Company and certain stock issuances or recapitalizations involving a large shareholder of the Company. However, this Bylaw does not permit the Board of Directors, without first obtaining this extremely high level of shareholder approval, to enter into many less significant transactions (e.g., the acquisition of branches or other assets having a value of as low as 5% of the Company's consolidated assets) even where such transactions are favored by the board and are not being proposed or forced upon the Company by a large stockholder or prospective acquiror.

     The Board believes that this Bylaw is unnecessarily restrictive, and could preclude the Company and its shareholders from benefiting from a wide array of transactions due to the extreme difficulty and expense associated with obtaining the requisite 80% shareholder vote. Nevertheless, the Board favors the continuation of those aspects of the Bylaw that provide added protection against change in control and other transactions which are coercively initiated by a prospective acquiror, and believes that the amendment described below achieves this goal while providing the flexibility that the Bylaw lacks.

Description of Proposed Amendment to Articles of Incorporation
     It was proposed that the Articles of Incorporation be amended to include provisions which govern any proposed "Business Combination" (defined generally to include certain sales, exchanges, leases, mortgages, pledges, transfers or other dispositions of assets, mergers or consolidations, adoptions or plans or proposals for liquidation or dissolution or certain issuances and reclassifications of securities of the Company) between the Company or certain of its subsidiaries, on the one hand, and an Interested Stockholder, affiliate or associate thereof, on the other hand, as well as additional provisions governing selected "Control Transactions" involving changes in control of the Company or its subsidiary, irrespective of whether an Interested Stockholder is involved. An "Interested Stockholder" is defined generally to include any individual, entity or group, other than the Company and its subsidiaries or their employee benefit plans, which is the beneficial owner of ten percent (10%) or more of the Common Stock outstanding.

Business Combinations with Interested Stockholders
     As amended, the Articles of Incorporation will require the prior affirmative vote of the holders of at least eighty percent (80%) of all outstanding shares of stock entitled to vote in order for the Company or any of its subsidiaries to engage, directly or indirectly, in any Business Combination with an Interested Stockholder. This requirement does not apply, however, to any Business Combination which is approved by a majority of the Continuing

Directors (defined generally as those directors who are not affiliates, associates or representatives of the Interested Stockholder and who were elected prior to the time that an Interested Stockholder became an Interested Stockholder, and any successor of a Continuing Director who is not an affiliate, associate or representative of the Interested Stockholder and is recommended or elected to succeed the Continuing Director by a majority of Continuing Directors). In the event that this latter condition is met, the Business Combination would require only the shareholder vote required by law, the Articles of Incorporation, the Bylaws, or otherwise. (The provisions described below under "Control Transactions", however, nonetheless require the affirmative vote of the holders of at least 66 2/3% of the outstanding voting shares of the Company for certain mergers, substantial asset sales or stock issuances, and for the liquidation of the Company or a Subsidiary, irrespective of whether an Interested Stockholder is involved or the board of directors approves such transaction.)

     In addition, in the event that a Business Combination with an Interested Stockholder does occur without the approval of a majority of the Continuing Directors, each stockholder must be offered by the Interested Stockholder the opportunity to exchange such stockholder's shares of Common Stock for consideration not less in value than the highest price paid by the Interested Stockholder in acquiring any of its holdings in the Company, and no stockholder will receive consideration different in form or proportion from that received by any other stockholder in connection with the Business Combination.

Control Transactions
     As amended, the Articles of Incorporation will require the prior approval of a majority of the Company's directors and of the holders of at least sixty-six and two-thirds percent (66 2/3%) of all outstanding shares of stock entitled to vote, in order for the Company or any of its subsidiaries to engage, directly or indirectly, in any Control Transaction (defined generally to include sales of all or substantially all of the assets of the Company or a subsidiary, liquidation, dissolution or mergers as a result of which the stockholders of the Company or such subsidiary own less than sixty percent (60%) of the stock of the surviving entity, or stock issuances resulting in a person or group acting together owning twenty-five percent (25%) or more of the stock of the Company or a subsidiary). Unlike the Business Combination provision described above, the approval of a Control Transaction by the Company's directors does not eliminate the need to obtain the stated higher level of shareholder approval. Because the definitions of Control Transaction and Business Combination overlap in several areas, in a Control Transaction that happens to involve an Interested Stockholder, the approval of a majority of the Continuing Directors would result only in the waiver of the 80% shareholder vote otherwise required for Business Combinations; however, such a transaction would also require the approval of a majority of all the directors and of the holders of sixty-six and two-thirds percent (66 2/3%) of the Company's outstanding stock, insofar as such requirements are not waivable under the Control Transaction provisions.

Purpose and Effect of Proposed Amendment
      The purpose of the Business Combination provision described above is to restrict certain "self-dealing" transactions by a stockholder who could otherwise be able, unilaterally, to cause a Business Combination to be effectuated, and to give greater assurance to the stockholders that they will receive fair and equitable treatment in the event of certain Business Combinations involving the Company or a subsidiary and an Interested Stockholder. The purpose of the Control Transaction provision described above is to alter the approval standards otherwise applicable to such transactions, which ordinarily require only board approval (in the case of stock issuances) or board approval together with the approval of the holders of a bare majority (50.1%) of the Common Stock of the Company, in order to require that certain transactions that could undermine the Bank's identity and function as a community bank serving the mid-coastal region of Maine be taken only with the approval of a more substantial majority of its owners. For example, a merger with another bank resulting in the Company's stockholders collectively owning a minority interest in the combined entity would necessitate a 66 2/3% shareholder vote, due to the overall change in control associated with the transaction, whereas a merger in which the Company were to acquire a smaller bank and the Company's shareholders were to own collectively 75% of the stock of the combined entity would require only the approval of the holders of a majority of the Company's stock, on the basis that overall control would not shift in the transaction.

     However, these provisions may make more difficult or discourage a merger or acquisition of control of the Company, including a transaction offering financial terms deemed attractive by a majority in interest of the Company's stockholders, since a Business Combination with an Interested Stockholder which is not approved by a majority of the Continuing Directors will require the approval of the holders of eighty percent (80%) of all outstanding shares of stock entitled to vote, and a Control Transaction must receive the approval of a majority of the Company's directors and of the holders of sixty-six and two-thirds percent (66 2/3%) of all outstanding shares of stock entitled to vote. In addition, to the extent that these provisions discourage or impede takeovers that would result in the change of the Company's management, such changes may be less likely to occur.

Amendments
     Under Maine law, unless otherwise provided in the articles of incorporation and upon the adoption of a resolution by the board of directors, stockholders may amend the articles of incorporation by the affirmative vote of the holders of a majority of all outstanding shares of stock entitled to vote. It is proposed to amend the Articles of Incorporation of the Company, however, to alter this quantum of vote, and require the affirmative vote of the holders of not less than eighty percent (80%) of all outstanding shares of stock entitled to vote, for any amendment or provision affecting the provisions described above relating to certain "Business Combinations" with an Interested Stockholder. However, the special provisions described in this paragraph will not apply to, and special votes shall not be required for, any amendment to the Business Combination provisions which has been recommended by the Board of Directors, if a majority of the directors then in office are Continuing Directors. The Control Transaction provisions may be amended only by a vote of the holders of at least 66 2/3% of all outstanding shares entitled to vote, irrespective of whether the Board of Directors recommends such an amendment. The special votes required for amendments to these provisions of the Articles of Incorporation are designed to prevent any stockholder from circumventing such provisions by amending the Articles of Incorporation.

     The affirmative vote of 80% of the holders of the outstanding common stock of the company was required in order to effectuate the proposed amendments.
The board of directors recommended that the shareholders vote for the proposed amendment. The results of the shareholder voting had 535,626 shares in favor of Proposal 4, 18,478 shares against, and 56,640 shares not voting. The proposal passed with an affirmative vote of more than 80% of the outstanding common stock of the company.

PROPOSAL 5: Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 1995. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 1996. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the Annual Meeting.

     The results of the shareholder voting had 571,106 shares in favor, 400 shares against, and 39,238 shares not voting.

ITEM 5:     Other Information

     None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 3 - Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573


EXHIBIT 3.1 - Amendments to Articles of Incorporation filed as part of Exhibit 3 to the Company's Registration Statement No. 2-96573

Article FIFTH of the Articles of Incorporation of this corporation is hereby amended to provide that this corporation shall have only one class of shares, which shall be denominated common stock, of which there are 6,000,000 shares authorized, each having a par value of $.01.


Article EIGHTH to the Articles of Incorporation of First National Lincoln Corporation

     (a) In addition to any affirmative vote required by law, these Articles of Incorporation, the Bylaws of the corporation or otherwise, except as otherwise expressly provided in Paragraph (b) of this Article EIGHTH, the corporation shall not engage, directly or indirectly, in any Business Combination (as hereinafter defined) with an Interested Stockholder (as hereinafter defined) without the affirmative vote of not less than eighty percent (80%) of the votes entitled to be cast by the holders of all outstanding shares of stock entitled to vote. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage vote may be specified by law or otherwise. Except as otherwise provided in Paragraph (b) of this Article EIGHTH: (i) the notice of any stockholders' meeting at which a Business Combination with an Interested Stockholder is to be considered shall be accompanied by proxy materials complying with the requirements of the Securities Exchange Act of 1934 (or successor statute) fully disclosing the nature of the proposed Business Combination; and (ii) neither the corporation nor any subsidiary shall engage in any Business Combination with an Interested Stockholder unless, in connection with such Business Combination (A) each stockholder of the corporation is offered, by the Interested Stockholder, cash or other consideration for each share of the corporation's Common Stock owned by such stockholder the fair market value of which is not less than the highest price per share paid by such Interested Stockholder in acquiring any of its holdings of the Common Stock of this corporation, and (B) no stockholder of this corporation will receive consideration in any form or proportion different from that received by any other stockholder of this corporation in connection with such Business Combination.

     (b) The provisions of Paragraph (a) of this Article EIGHTH shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote, if any, as is required by law, the Articles of Incorporation, the Bylaws of the corporation, or otherwise, if such Business Combination shall have been approved by a majority (whether such approval is made prior to or subsequent to the acquisition of beneficial ownership of Common Stock that caused the Interested Stockholder to become an Interested Stockholder) of the Continuing Directors (as hereinafter defined).

     (c)  For the purpose of this Article EIGHTH:

     (i)  The term "Business Combination" shall mean:

     (A) any merger or consolidation of this corporation or any Subsidiary (as hereinafter defined) with (i) any Interested Stockholder or (ii) any other corporation (whether or not itself an Interested Stockholder) which is or after such merger or consolidation would be an Affiliate or Associate of an Interested Stockholder; or

     (B) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) between the corporation or any Subsidiary and any Interested Stockholder or any Affiliate or Associate of any Interested Stockholder involving any assets or securities of the corporation, any Subsidiary or any Interested Stockholder or any Affiliate or Associate of any Interested Stockholder the value of which would constitute, immediately prior to such transaction, a Substantial Part (as hereinafter defined) of the assets of the corporation; or

     (C) the adoption of any plan or proposal for the liquidation or dissolution of, or similar transaction involving, the corporation or any Subsidiary proposed by or on behalf of an Interested Stockholder or any Affiliate or Associate of an Interested Stockholder; or

     (D) any issuance or reclassification of securities (including any reverse stock split), or recapitalization of the corporation, or any merger or consolidation of the corporation with any of its Subsidiaries or any other transaction (whether or not with or otherwise involving an Interested Stockholder) that has the effect, directly or indirectly, of increasing the proportionate share of any class or series of Common Stock, or any securities convertible into Common Stock or into equity securities of any Subsidiary, that is beneficially owned by any Interested Stockholder or any Affiliate or Associate of any Interested Stockholder; or

     (E) any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (A) to (D).

     (ii) The term "person" shall mean any individual, firm, corporation or other entity and shall include any group comprised of any person and any other person with whom such person or any Affiliate or Associate of such person has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of Common Stock.

     (iii) The term "Interested Stockholder" shall mean any person (other than the corporation or any Subsidiary and other than any profit-sharing, employee stock ownership or other employee benefit plan of the corporation or any Subsidiary or any trustee of or fiduciary with respect to any such plan when acting in such capacity) who (A) is the beneficial owner of Common Stock representing ten percent (10%) or more of the votes entitled to be cast by the holders of all then outstanding shares of Common Stock; or (B) is an Affiliate or Associate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner of Common Stock representing ten percent (10%) or more of the votes entitled to be cast by the holders of all then outstanding shares of Common Stock.

     (iv) A person shall be a "beneficial owner" of any Common Stock (A) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; (B) which such person or any of its Affiliates or Associates has, directly or indirectly, (1) the right to acquire (whether such right is exercisable immediately or subject only to the passage of time), pursuant to any agreement, arrangement or understanding (other than pursuant to proxies solicited by or on behalf of the Board of Directors) or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (2) the right to vote pursuant to any agreement, arrangement or understanding; or
(C) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock. For the purposes of determining whether a person is an Interested Stockholder pursuant to Subparagraph (iii) of this Paragraph (c), the number of shares of Common Stock deemed to be outstanding shall include shares deemed beneficially owned by such person through application of Subparagraph (iv) of this Paragraph (c), but shall not include any other shares of Common Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     (v) The terms "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Act"), as in effect on January 1, 1996 (the term "registrant" in Rule 12b-2 meaning in this case the corporation).

     (vi) The term "Subsidiary" means any corporation of which a majority of any class of equity security is beneficially owned by the corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in Subparagraph (iii) of this Paragraph (c), the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is beneficially owned by the corporation.

     (vii) The term "Continuing Director" means any member of the Board of Directors, while such person is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Stockholder and was a member of the Board prior to the time that the Interested Stockholder became an Interested Stockholder, and any successor of a Continuing Director, while such successor is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Stockholder and is recommended or elected to succeed the Continuing Director by a majority of Continuing Directors.

     (viii) The term "Substantial Part" means assets having an aggregate Fair Market Value (as hereinafter defined) in excess of five percent (5%) of the book value of the total consolidated assets of the corporation and its Subsidiaries as of the end of the corporation's most recent fiscal year ending prior to the time the stockholders of the corporation would be required to approve or authorize the Business Combination involving assets constituting any such Substantial Part.

     (ix) The term "Fair Market Value" means (A) in the case of cash, the amount of such cash; (B) in the case of stock, the highest closing sale price, during the 30-day period immediately preceding the date in question, of a share of such stock on the principal United States securities exchange registered under the Act on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock, during the 30-day period preceding the date in question, on the National Association of Securities Dealers, Inc. Automated Quotation System or any similar system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors in good faith; and (C) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined in good faith by a majority of the Continuing Directors.

     (x)  The term "Control Transaction" shall mean:

     (A) any merger or consolidation of this corporation or any Subsidiary as a result of which (i) this corporation no longer is the beneficial owner of a majority of the outstanding shares of common stock of such Subsidiary, or (ii) the stockholders of this corporation immediately preceding such merger or consolidation are not, collectively, the beneficial owners (in proportion to their respective beneficial ownership of Common Stock immediately preceding such merger or consolidation (excluding only the effect of the exercise of statutory dissenters' rights or the payment of cash in lieu of fractional shares)) of at least sixty percent (60%) of the outstanding shares of common stock of the surviving corporation immediately following the consummation of such merger or consolidation; or

     (B) any sale or other disposition (in one transaction or a series of transactions) of all or substantially all of the assets of this corporation or any Subsidiary; or

     (C) the adoption of any plan or proposal for the liquidation or dissolution of, or similar transaction involving, the corporation or any Subsidiary; or

     (D) the issuance to any person, in one transaction or a series of transactions, of common stock, or securities convertible into common stock, of the corporation or any Subsidiary as a result of which such person would be (or would, if then converted, become) the beneficial owner of twenty-five percent (25%) or more of the outstanding common stock of the corporation or any Subsidiary; or

     (E) any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (A) to (D).

     (d) The Board of Directors shall have the power and duty to determine for the purposes of this Article EIGHTH, on the basis of information known to them after reasonable inquiry, (A) whether a person is an Interested Stockholder,
(B) the number of shares of Common Stock or other securities beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another and
(D) whether the assets that are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by this corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value in excess of the amount set forth in Subparagraph
(ix)(B) of Paragraph (c) of this Article EIGHTH, or whether the assets that are the subject of any possible Control Transaction constitute all or substantially all of the assets of the corporation or any Subsidiary. Any such determination made in good faith shall be binding and conclusive on all parties.

     (e) Nothing contained in this Article EIGHTH shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

     (f) In addition to any affirmative vote required by law, these Articles of Incorporation, the bylaws of the corporation or otherwise, except as otherwise expressly provided in this Paragraph (f), the corporation shall not engage, directly or indirectly, in any Control Transaction (as defined in Paragraph (c) of this Article EIGHTH) without the approval of at least a majority of the directors of the corporation and the affirmative vote of not less than sixty-six and two-thirds percent (66 2/3%) of the votes entitled to be cast by the holders of all outstanding shares of stock entitled to vote. Such approval and affirmative vote shall be required notwithstanding the fact that no vote or approval may be required, or that a lesser percentage vote or approval may be specified by law or otherwise.

(g) Notwithstanding any other provisions of the Articles of Incorporation or the Bylaws of the corporation (and notwithstanding the fact that a lesser percentage or separate class vote may be specified by law, the Articles of Incorporation or the Bylaws of the corporation), the affirmative vote of the holders of not less than (i) eighty percent (80%) of the votes entitled to be cast by the holders of all outstanding shares of Common Stock shall be required to amend or repeal, or adopt any provisions inconsistent with Paragraphs (a) through (e) of this Article EIGHTH, and (ii) sixty-six and two-thirds percent (66 2/3%) of the votes entitled to be cast by the holders of all outstanding shares of Common Stock shall be required to amend or repeal, or adopt any provisions inconsistent with Paragraph (f) of this Article EIGHTH; provided, however, that, with respect to Paragraphs (a) through (e) of this Article EIGHTH such special voting requirements shall not apply to, and such special votes shall not be required for, any amendment, repeal or adoption recommended by the Board if a majority of the Directors then in office are persons who would be eligible to serve as Continuing Directors.



EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first six months ended June 30, 1996 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 12, 1996                                  Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 12, 1996                                  F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer