Form 10-Q
period 1996-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1996-11-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      September 30, 1996




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at September 30, 1996
       Common Stock, Par One Cent                         612,705

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                      Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                               1  -  2
            September 30, 1996, September 30, 1995, and December 31, 1995.

          Consolidated Statements of Income -                         3  -  4
            Nine months ended September 30, 1996 and September 30, 1995.

          Consolidated Statements of Income -                         5  -  6
            Three months ended September 30, 1996 and September 30, 1995.

          Consolidated Statements of Cash Flows -                     7  -  8
            Nine months ended September 30, 1996 and September 30, 1995.

          Footnotes to Financial Statements -                               9
            Nine months ended September 30, 1996 and September 30, 1995.

     Item 2: Management's discussion and analysis of                 10  - 13
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            14

     Item 2: Changes in Securities                                        15

     Item 3: Defaults Upon Senior Securities                              16

     Item 4: Submission of Matters to a Vote of Security Holders          17

     Item 5: Other Information                                            18

     Item 6: Exhibits and reports on Form 8-K.                            19

Signatures                                                                20

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS
                                  (000  OMITTED)


                                          9/30/96     9/30/95     12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $5,974      $5,303      $5,404
Interest bearing deposits in other banks         0           0       2,700

Investments:

 Available for sale                         25,261      13,022      34,236
 Held to maturity (market values
     $36,189 at 9/30/96, $49,761 at
     9/30/95 and $27,473 at 12/31/95)       36,750      49,839      27,334

Loans held for sale
     (market value $4,127 at 12/31/95)           0            0      4,066

Loans                                      153,891     133,080     133,245
Less allowance for loan losses               1,867       2,163       2,059

     Net loans                             152,024     130,917     131,186

Accrued interest receivable                  1,739       1,677       1,708
Bank premises and equipment                  3,842       4,178       4,146
Other real estate owned                        870         721         648
Other assets                                 1,180       1,316         854

        Total Assets                      $227,640    $206,973    $212,282

BALANCE SHEETS CONT.



                                          9/30/96     9/30/95     12/31/95
                                         (Unaudited) (Unaudited) (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $14,104     $13,037     $12,989
NOW deposits                                27,339      26,821      27,064
Money market deposits                        6,725       7,155       7,179
Savings deposits                            35,518      33,796      32,943
Certificates of deposit                     59,088      56,255      57,535
Certificates $100M and over                 12,032      13,832      12,758

     Total deposits                       $154,806    $150,896    $150,468

Borrowed funds                              49,615      35,650      41,225
Other liabilities                            1,599       1,630       1,024

     Total Liabilities                     206,020     188,176     192,717

Shareholders' Equity:

Common stock                                     6       1,524       1,524
Additional paid-in capital                   4,346       2,717       2,719
Retained earnings                           17,276      14,544      15,123
Net unrealized gains (losses) on
     available- for-sale securities             (8)         35         202
Treasury stock                                   0         (23)         (3)

    Total Stockholders' Equity              21,620      18,797      19,565

       Total Liabilities &
            Stockholders' Equity          $227,640    $206,973    $212,282

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (000 OMITTED)

                                  For the nine months ended September 30,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $9,768          $8,904
     Interest on deposits with other banks           15               0
     Interest and dividends on investments        3,224           3,312

     Total interest income                       13,007          12,216

Interest expense:

     Interest on deposits                         4,156           3,833
     Interest on borrowed funds                   1,953           1,903

     Total interest expense                       6,109           5,736

Net interest income                               6,898           6,480

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           6,898           6,480

Other operating income:

     Trust department income                        238             173
     Service charges on deposit accounts            366             369
     Net securities gains (losses)                    2              19
     Other operating income                         410             143

     Total other operating income                 1,016             704


Other operating expenses:

     Salaries and employee benefits               2,246           2,240
     Occupancy expense                              246             231
     Furniture and equipment expense                430             446
     Other                                        1,329           1,365

     Total other operating expenses               4,251           4,282

STATEMENTS OF INCOME CONT.



                                                 1996            1995
                                              (Unaudited)     (Unaudited)


Income before income taxes                        3,663           1,845
Applicable income taxes                           1,180             919

NET INCOME                                       $2,483          $1,983


Earnings per common share:

     Net income                                   $4.05           $3.26
     Dividends declared                           $0.54           $0.44

                        FIRST NATIONAL LINCOLN CORPORATION
                                  AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (000 OMITTED)

                                      For the quarter ended September 30,
                                                 1996            1995
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,380          $3,132
     Interest on deposits with other banks            9               0
     Interest and dividends on investments        1,070           1,092

     Total interest income                        4,459           4,224

Interest expense:

     Interest on deposits                         1,364           1,438
     Interest on borrowed funds                     697             598

     Total interest expense                       2,061           2,036

Net interest income                               2,398           2,188

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           2,398           2,188

Other operating income:

     Trust department income                         81              68
     Service charges on deposit accounts            117             135
     Net securities gains (losses)                    0              58
     Other operating income                         202              40

     Total other operating income                   400             301


Other operating expenses:

     Salaries and employee benefits                 765             751
     Occupancy expense                               79              75
     Furniture and equipment expense                141             146
     Other                                          495             460

     Total other operating expenses               1,480           1,432

STATEMENTS OF INCOME CONT.



                                                 1996            1995
                                              (Unaudited)     (Unaudited)


Income before income taxes                        1,318           1,057
Applicable income taxes                             425             336

NET INCOME                                         $893            $721


Earnings per common share:

     Net income                                   $1.46           $1.18
     Dividends declared                           $0.19           $0.15

                         FIRST NATIONAL LINCOLN CORPORATION
                                   AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the nine months ended September 30,

                                                         1996          1995
                                                     (Unaudited)   (Unaudited)

Cash flows from operating activities:

     Net income                                          $2,483        $1,983
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                      395           383
          Provision for loan losses                           0             0
          Net (gain) loss on sale of investments             (2)           39
          Provision for losses on other
              real estate owned                              15            15
          Losses related to other
              real estate owned                               9             7
          Net change in other assets                       (478)         (132)
          Net change in other liabilities                   575           680
          Net amortization of premium
              on investments                                105            18

          Net cash provided by operating activities       3,102         2,993

Cash flows from investing activities:

     Proceeds from sales of investments                   4,479         2,968
     Proceeds from maturities of investments             11,861         6,952
     Proceeds from maturities of
         deposits in other banks                          2,700             0
     Proceeds from sales of other real estate owned         364           118
     Additional investment in other real estate owned        (7)           (7)
     Purchase of investments                            (16,973)       (6,764)
     Net decrease (increase) in loans                   (17,375)      (13,354)
     Capital expenditures                                   (91)          (77)

        Net cash used in investing activities           (15,042)      (10,164)

Cash flows from financing activities:

     Net increase (decrease) in demand deposits,
         savings, money market and club accounts          3,511        (7,887)
     Net increase (decrease) in
         certificates of deposit                            827        16,338
     Net increase (decrease) in other borrowings          8,390          (960)
     Proceeds from sale of Treasury stock                    29            31
     Payment to repurchase common stock                     (26)          (54)
     Net proceeds from stock issuance                       109            44
     Dividends paid                                        (330)         (268)

          Net cash provided by financing activities      12,510         7,244

STATEMENTS OF CASH FLOWS CONT.



                                                         1996          1995
                                                      (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                         570            73
Cash and cash equivalents at beginning
   of period                                              5,404         5,230
Cash and cash equivalents at end of
    period                                               $5,974        $5,303

Interest paid                                            $6,012        $5,620
Income taxes paid                                         1,096           594
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         603           303
    Loans held for sale transferred to loan portfolio     4,066             -
    Net change in unrealized gain (loss) on
        available for sale securities                      (210)          169

FOOTNOTES TO FINANCIAL STATEMENTS



1. At the Company's annual meeting held on April 30, 1996, shareholders approved an amendment to increase the number of shares of common stock authorized for issuance from 1,200,000 to 600,000, and to change the par value of the common stock from no par value to $.01 cent per share.

2. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION &
RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the nine months ended September 30, 1996 was $2,483,000, an increase of 25.2% over 1995's net income of $1,983,000. Net income for the quarter ended September 30, 1996 was $893,000. This is a 23.9% increase over the same period a year ago.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1996 was $6,898,000, a 6.5% increase over 1995's net interest income of $6,480,000. Total interest income of $13,007,000 is a 6.5% increase over 1995's total interest income of $12,216,000. Total interest expense of $6,109,000 is a 6.5% increase over 1995's total interest expense of $5,736,000.

     Net interest income for the quarter ended September 30, 1996 was $2,398,000. This is a 9.6% increase over 1995's net interest income of $2,188,000. Total interest income was $4,459,000, a 5.6% increase over 1995's total interest income of $4,224,000. Total interest expense of $2,061,000 is a 1.2% increase over 1995's total interest expense of $2,036,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first nine months of 1996. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $162,000 at September 30, 1996. The portion of the allowance for loan losses allocated to impaired loans at September 30, 1996 was $12,000.

NON-INTEREST INCOME

     Non-interest income of $1,016,000 for the nine months ended September 30, 1996 was an increase of 44.3% from 1995's non-interest income of $704,000. This increase can be attributed to an increase in fiduciary income and fees charged for processing merchant credit card deposits.

     Non-interest income for the quarter ended September 30, 1996 was $400,000, a 32.9% increase over 1995's non-interest income of $301,000.

NON-INTEREST EXPENSE

     Non-interest expense of $4,251,000 for the nine months ended September 30, 1996 is a decrease of 0.7% from 1995's non-interest expense of $4,282,000. Non-interest expense for the quarter ended September 30, 1996 was $1,480,000, a 3.4% increase over the same period a year ago.

INCOME TAXES

     Income taxes on operating earnings increased to $1,180,000 for the first nine months of 1996 from $919,000 for the same period a year ago. Income taxes on operating earnings were $425,000 for the quarter ended September 30, 1996, compared to $336,000 in 1995. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS

     Deposits as of September 30, 1996 increased by 2.6% or $3,910,000 from September 30, 1995. Demand deposits increased by 8.2% or $1,067,000, NOW deposits increased by 1.9% or $518,000, savings deposits increased by 5.1% or $1,722,000, money market deposits decreased by 6.0% or $430,000 and certificates of deposit increased by 1.5% or $1,033,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 39.2% or $13,965,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of September 30, 1996 was $21,620,000 compared to $18,797,000 for the same period in 1995. The reason for this increase was the strong earnings performance in the year 1995 and the first nine months of 1996.

     During 1995, the Company declared cash dividends of 14 cents per share for the first quarter and 15 cents per share for the second and third quarters. Dividends were increased by one cent in the fourth quarter of 1995 to 16 cents per share. In addition, the Company declared a one-time special cash dividend of 10 cents per share in the fourth quarter of 1995. Dividends were increased one cent per quarter in the first, second and third quarters of 1996 to the current level of 19 cents per share.

     Leverage capital ratios for the Company were 9.50% and 9.08%, respectively, at September 30, 1996 and September 30, 1995. The Bank had a tier one risk-based capital ratio of 14.46% and tier two risk-based capital ratio of 15.71% at September 30, 1996, compared to 13.33% and 14.58%, respectively, at September 30, 1995. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of September 30, 1996 the Bank had primary sources of liquidity of $33,099,000, or 14.6% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

     At September 30, 1996 and 1995, loans on a non-accrual status totaled $430,000 and $1,231,000, respectively. In addition to loans on a non-accrual status at September 30, 1996 and 1995, loans past due greater than 90 days totaled $161,000 and $117,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     In the first quarter of 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt securities be classified into one of three categories: trading securities, securities available for sale and securities held to maturity. As of September 30, 1996 stockholders' equity was reduced by $8,000 due to a net unrealized loss in the available-for-sale portfolio.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS

     In the first quarter of 1996, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights". This statement requires mortgage servicing rights, whether purchased or originated, to be capitalized and subsequently considerd for impairment. As of September 30, 1996, the Bank had not acquired any servicing rights through loan origination or purchase transactions.

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


OTHER

TERMINATION OF PENSION PLAN

     As of May 31, 1996, the Company ceased benefit accruals for its pension plan, which covers substantially all employees. All required documents requesting approval for termination of the defined benefit plan were filed with the Internal Revenue Service and the Pension Benefit Guarantee Corporation on June 18, 1996. The Company has received final approvals for termination of the plan and will distribute the assets to fulfill the Company's liabilities under the plan in the fourth quarter of 1996. The Company expects to realize a gain on termination of approximately $63,000.

     The Company is modifying its defined contribution (401k) plan as a replacement for the pension plan, and has added an annual compensation-based contribution to the plan, in addition to the current employer-matching contribution. This modification is not expected to have a material impact on the Company's financial statements.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:     Other Information

None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first six months ended September 30, 1996 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 13, 1996                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 13, 1996                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer