Form 10-K
period 1996-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1997-03-28
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION




                                   FORM 10-K



            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 1996


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


         Securities registered pursuant to Section 12(b) or Section 12(g)
                    of the Securities Exchange Act of 1934
                                     None



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



           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 1997:
              Common Stock, $.01 par value per share: $25,216,886



    Indicate the number of shares outstanding of each of the issuer's class of common stock as of March 1, 1997:
                         Common stock: 615,046 shares

TABLE OF CONTENTS




PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  3
ITEM 3. Legal Proceedings ------------------------------------------------  4
ITEM 4. Submission of matters to a Vote of Security Holders --------------  5
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  6
ITEM 6. Selected Financial Data ------------------------------------------  7
ITEM 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ----------------------------------------  8
ITEM 8. Financial Statements and Supplementary Data ---------------------- 23
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 53
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 54
ITEM 11. Executive Compensation ------------------------------------------ 57
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 64
ITEM 13. Certain Relationships and Related Transactions ------------------ 65
PART IV
ITEM 14. Exhibits -------------------------------------------------------- 66

Signatures --------------------------------------------------------------- 67

ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 1996, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 616,176 shares outstanding and held of record by approximately 350 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has four offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and three branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; and Route 27, Wiscasset, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank. The Bank operates in a highly competitive geographical area with respect to both loans and deposits, primarily from savings banks, savings and loan associations, credit unions, and other commercial banks, some of which are larger institutions with higher lending limits than the Bank. The Bank also has competition from non-banking providers of financial products and services such as insurance companies, mortgage companies, automotive finance companies, and mutual funds both from within and without the Bank's primary geographic service area.
     Competition has intensified in recent years with a revision in banking law which allows out-of-state bank holding companies to acquire or establish banks in Maine. As a result, several out-of-state holding companies have entered the Maine banking market, principally through the acquisition of existing Maine banks. The Bank expects to be subject to an increased level of competition from these out-of-state banking institutions. The Bank anticipates that the further relaxation of restrictions on interstate banking potentially resulting from the recently enacted Riegle-Neal bill and the Maine Legislature's recent adoption of legislation permitting out-of-state banks, under certain circumstances, to establish or acquire branches in Maine, will heighten competition faced by the Bank, although the extent to which such legislation will have an effect in Maine is as yet unclear.
     As of December 31, 1996, the Bank employed 101 persons, with 91 full-time equivalent employees.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve

Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 15 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1996, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden. An operations center was completed in the adjacent block fronting on Bristol Road in Damariscotta. It was put in service in July, 1989. The Bank owns all of its facilities.
     Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the Summer of 1996. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1996.

ITEM 5. Market for Registrant's Common Equity

     The Company's stock is not traded on any securities exchange and is not regularly quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ). There is no established public trading market for the Company's stock, and it is traded only sporadically through individual purchases and sales. The following table reflects the high and low price of actual sales in each quarter of 1996 and 1995. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

                     1996                  1995
                -----------------     ----------------
                High       Low        High     Low
1st Quarter     35         33         26       25
2nd Quarter     36         35         27 1/2   26
3rd Quarter     38         36         30 1/2   27 1/2
4th Quarter     41         38         33       30 1/2

     The last known transaction involving the Company's stock during 1996 was on December 17 at $41.00 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of December 31, 1996, there were approximately 350 holders of record of the Company's common stock, as listed on the Company's shareholder records. The table below sets forth the cash dividends declared by the Company during its last two fiscal years, including a special cash dividend of $.10 declared on December 21, 1995 and a special cash dividend of $.20 declared on December 19, 1996:

     Date Declared        Dividend Per Share     Date Payable
     -----------------    ------------------     ----------------
     March 16, 1995                      .14     April 15, 1995
     June 15, 1995                       .15     July 15, 1995
     September 21, 1995                  .15     October 30, 1995
     December 21, 1995                   .16     January 31, 1996
     December 21, 1995                   .10     January 31, 1996
                                        -----
                                         .70

     March 21, 1996                      .17     April 30, 1996
     June 13, 1996                       .18     July 30, 1996
     September 19, 1996                  .19     October 30, 1996
     December 19, 1996                   .20     January 30, 1997
     December 19, 1996                   .20     January 30, 1997
                                        -----
                                         .94

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of so much of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with the retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 1996, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 14.80% and 16.05%, respectively, as of December 31, 1996.

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts
Years ended December 31,              1996     1995     1994     1993     1992
                                   -------  -------   ------   ------   ------
Summary of Operations
Operating Income                   $18,863   17,404   14,871   13,883   14,550
Operating Expense                   13,852   13,414   11,766   11,514   13,167
Net Interest Income                  9,347    8,538    8,209    7,593    6,761
Provision for Loan Losses               60        0        0      455    1,200
Net Income (1)                       3,424    2,720    2,174    1,695    1,149

Per Common Share Data (2)
Net Income (1)                        5.60     4.47     3.58     2.81     1.91
Cash Dividends Declared               0.94     0.70     0.55     0.46     0.44
Book Value                           36.48    32.10    27.79    25.00    22.17
Market Value (2)                     41.00    33.00    25.00    20.50    15.00

Financial Ratios
Return on Average Equity (1)         16.38%   15.03%   13.59%   11.80%    8.98%
Return on Average Assets (1)          1.54     1.34     1.11     0.98     0.68
Average Equity to Average Assets      9.41     8.90     8.20     8.32     7.53
Net Interest Margin                   4.51     4.49     4.54     4.75     4.50
Dividend Payout Ratio (1)            16.82    15.66    15.36    16.52    22.89
Allowance for Loan Losses/Total Loans 1.21     1.55     2.02     2.49     2.26
Non-Performing Loans to Total Loans   0.28     0.78     1.43     2.46     1.04
Non-Performing Assets to Total Assets 0.54     0.79     1.16     1.94     1.67
Efficiency Ratio                      0.52     0.57     0.65     0.66     0.65

At  Year End
Total Assets                      $230,768  212,282  196,531  181,051  169,588
Total Loans                        156,970  133,245  120,294  105,288  103,500
Total Investment Securities         60,564   61,570   65,654   65,434   53,928
Total Deposits                     155,674  150,468  142,445  156,710  155,485
Total Shareholders' Equity          22,477   19,565   16,892   15,129   13,348


1) 1993 statistics are based upon net income before the one-time change in accounting for income taxes. See Note 7 to the financial statements.
2) Per common share data has been adjusted to reflect the 10% stock dividend issued in 1993.

                                                             High       Low
                                                            -----     -----
Market price per common share of stock during 1996          41.00     33.00

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 1996. This was a direct result of the Company's 8.7% growth in assets and ongoing control of expenses. It continues the positive growth in income seen during the past five years, as well as the positive growth in assets seen since 1993.
     Asset growth came in loans, which increased 14.6% to end the year at $157.3 million (including $0.3 million of residential mortgages held for sale). The majority of this growth was in residential mortgages which the Bank has opted to hold in its own portfolio rather than selling into the secondary market.
Overall loan volumes in the Bank's market area have remained relatively stable during the past few years, and the Bank's market share has remained relatively constant at about 40%.
     At the same time, non-interest expense decreased 1.1% to $5.6 million from $5.7 million in 1995. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.52 compared to 0.57 in 1995.
     The results posted in 1996 are a continued change from the late 1980s and early 1990s. A substantial drop in earnings in 1990 was followed by improved, but relatively weak earnings in 1991 and 1992. Significant improvement was seen in 1993 and 1994 -- driven by a reduction in the Bank's provision for loan losses and marked improvement in net interest margin through reductions in its cost of funds.
     While the Bank's net interest margin remained steady in 1995 and 1996, the growth in assets previously mentioned produced substantially higher net interest income. The Bank has limited exposure to changes in interest rates, which is discussed more fully in the Funds Management section of Management's Discussion.


Results of Operations and Three-Year Comparison

Net income for the year ended December 31, 1996 was $3,424,000 -- the highest net income recorded by the Company in one year. This represents a 25.9% or $704,000 increase from net operating income of $2,720,000 that was posted in 1995. Return on average assets in 1996 was 1.54%, up from 1.34% in 1995 and 1.11% in 1994. Return on average equity was 16.4% in 1996, compared to 15.0% in 1995 and 13.6% in 1994. Average shareholders' equity to average assets was 9.41% in 1996, compared to 8.90% in 1995 and 8.20% in 1994. Net income per share for the year ended December 31, 1996 was $5.60, compared to $4.47 per share in 1995 and $3.58 in 1994. Book value per share was $36.48 on December
31, 1996, up from $32.10 on December 31, 1995 and $27.79 on December 31, 1994.
     On December 31, 1996, assets stood at $230.8 million, compared to $212.3 million on December 31, 1995, an 8.7% increase. As of December 31, 1996, total loans were $157.0 million, while loans held for sale totaled $0.3 million. This represents an increase of 14.6% from total loans and loans held for sale of $137.3 million on December 31, 1995. Investments totaled $60.6 million on December 31, 1996, a 1.6% decrease from $61.6 million on December 31, 1995. Deposits increased by 3.5% in 1996, standing at $155.7 million on December 31, 1996, compared to $150.5 million on December 31, 1995.
     The Bank's loan delinquency ratio increased slightly in 1996, and was 1.70% on December 31, 1996, versus 1.50% on December 31, 1995. This increase was related to a larger number of delinquent commercial loans in the 31 to 60 day category at year-end 1996 compared to year-end 1995. The 91 day and over category showed a decrease from 1995 to 1996, however. In management's opinion, this is not indicative of a trend in increased overdue loans.


Average Rates and Net Interest Yield

The following table shows for the years ended December 31, 1996, 1995 and 1994, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using 34% for 1996, 1995 and 1994. Interest not recognized on non-accrual loans is not included.

-------------------------------------------------------------------------------
Years ended December 31,        ----1996----    ----1995----    ----1994----
                                Amount    Avg.  Amount    Avg.  Amount     Avg.
Dollars                             of  Yield/      of  Yield/      of   Yield/
in thousands                  interest   Rate interest   Rate interest    Rate
-------------------------------------------------------------------------------
Interest-earning assets:
Investments                    $ 4,302  6.74%    4,365  6.78%    4,341  6.47%
Loans held for sale                 98  8.09%       71  7.81%        -     -
Loans                           13,299  9.09%   11,977  9.33%    9,722  8.24%
Interest-bearing deposits           33  5.31%       28  6.09%        -     -
                                ------  -----  -------  -----  -------  -----
Total interest-earning assets  $17,732  8.36%   16,441  8.47%   14,063  7.60%
                                ------  -----  -------  -----  -------  -----

Interest-bearing liabilities:
Deposits                       $ 5,525  3.97%    5,306  3.97%    4,330  3.10%
Other borrowings                 2,645  5.48%    2,424  6.07%    1,336  4.70%
                                ------  -----  -------  -----  -------  -----
Total interest-bearing
     liabilities               $ 8,170  4.36%    7,730  4.45%    5,666  3.38%
                                ------  -----  -------  -----  -------  -----
Net interest income            $ 9,562           8,711           8,397
                                ======  =====  =======  =====  =======  =====
Interest rate spread                    4.00%           4.02%           4.22%
Net interest margin                     4.51%           4.49%           4.54%
-----------------------------------------------------------------------------

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 1996, 1995 and 1994.
----------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                    1996          1995          1994
----------------------------------------------------------------------------
Cash and due from banks                $   4,994         4,750         5,335
Interest-bearing deposits                    621           460             -
Investments
U.S. Treasury securities &
     government agencies                  46,600        42,245        42,478
Obligations of states &
     political subdivisions                3,168         2,977         3,638
Other securities                          14,091        19,112        20,979
                                         -------       -------       -------
Total investments                         63,859        64,334        67,095
Loans held for sale                        1,212           909             -
                                         -------       -------       -------
Loans
Commercial                                44,022        42,292        39,636
Consumer                                  26,595        25,418        23,245
State and municipal                        5,964         3,869         6,645
Real estate                               69,707        56,767        48,474
                                         -------       -------       -------
Total loans                              146,288       128,346       118,000
Allowance for loan losses                  1,953         2,274         2,553
                                         -------       -------       -------
Net loans                                144,335       126,072       115,447
                                         -------       -------       -------
Fixed assets                               4,015         4,298         4,155
Other assets                               3,091         2,558         3,048
                                         -------       -------       -------
Total assets                          $  222,127       203,381       195,080
                                         =======       =======       =======
Deposits
Demand                                $   13,133        11,379        11,105
NOW                                       27,200        27,092        29,014
Money market                               6,245         7,662         9,529
Savings                                   34,091        34,604        41,459
Certificates of deposit                   59,084        51,809        46,306
Certificates of deposit over $100,000     12,510        12,595        13,168
                                         -------       -------       -------
Total deposits                           152,263       145,141       150,581
Borrowed funds                            48,241        39,906        28,425
Other liabilities                            716           234            80
                                         -------       -------       -------
Total liabilities                        201,220       185,281       179,086
                                         -------       -------       -------
Common stock                                 752         1,522         1,516
Additional paid in capital                 3,544         2,699         2,652
Retained earnings                         16,611        13,879        11,826
                                         -------       -------       -------
Total capital                             20,907        18,100        15,994
                                         -------       -------       -------
Total liabilities and capital         $  222,127       203,381       195,080
                                         =======       =======       =======
----------------------------------------------------------------------------

Rate Volume Analysis

The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume1 of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income has been calculated on a tax-equivalent basis, 34% being the tax rate used in 1996 and 1995.

-----------------------------------------------------------------------------
Year ended December 31, 1996 compared to 1995
                                                           Rate/
Dollars in thousands            Volume        Rate     volume(1)        Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                         $  1,674     $  (309)     $   (43)     $  1,322
Loans held for sale                 23           3            1            27
Investment securities              (32)        (31)           0           (63)
Interest-bearing deposits           10          (4)          (1)            5
                               -------     -------       -------      -------
Total interest income         $  1,675     $  (341)     $   (43)     $  1,291
                               -------     -------       -------      -------
Interest expense
Deposits                      $    213     $     6      $     -     $     219
Other borrowings(2)                506        (236)         (49)          221
                               -------     -------       -------      -------
Total interest expense        $    719     $  (230)     $   (49)     $    440
                               -------     -------       -------      -------
Change in net interest income $    956     $  (111)     $     6      $    851
                               =======     =======       =======      =======
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
Year ended December 31, 1995 compared to 1994
                                                           Rate/
Dollars in thousands            Volume        Rate      volume(1)       Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                         $    852    $  1,290      $    113     $  2,255
Loans held for sale                  -           -            71           71
Investment securities             (178)        211            (9)          24
Interest-bearing deposits            -           -            28           28
                               -------     -------       -------      -------
Total interest income         $    674    $  1,501      $    203     $  2,378
                               -------     -------       -------      -------
Interest expense
Deposits                      $   (178)   $  1,203      $    (49)    $    976
Other borrowings(2)                540         390           158        1,088
                               -------     -------       -------      -------
Total interest expense        $    362    $  1,593      $    109     $  2,064
                               -------     -------       -------      -------
Change in net interest income $    312    $    (92)     $     94     $    314
                               =======     =======       =======      =======
-----------------------------------------------------------------------------
(1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.

Funds Management

Management places significant attention on funds management to minimize the effect that changing interest rates have on current-year as well as future-year earnings. In recognition of the importance of interest rate sensitivity to the overall operating results, the Company has funds management policies in place which are frequently reviewed by Management and the Board of Directors. The following table illustrates the interest rate sensitivity of the Company's earning assets and liabilities as of December 31, 1996. Certain investment securities are presented using call date rather than maturity date, and mortgage-backed securities are presented using assumptions on scheduled principal payments as well as anticipated principal prepayments. Savings and demand deposits have been placed in the 5+ year repricing category because they are less sensitive to changes in market interest rates.

----------------------------------------------------------------------------
Dollars in thousands                         0-90   91-365      1-5       5+
Interest rate risk repricing                 days     days    years    years
----------------------------------------------------------------------------
Interest-bearing deposits               $     975        -        -        -
Investment securities at amortized cost    10,680    4,873   29,614   15,377
Loans held for sale                           302        -        -        -
Loans                                      58,908   43,412   43,875   10,775
Non-rate-sensitive assets                       -        -        -   11,521
                                           ------   ------   ------   ------
Total assets                               70,865   48,285   73,489   37,673
                                           ------   ------   ------   ------
Deposits                                   24,419   44,308   20,258   51,899
Borrowed funds                             35,588   14,205    1,354        -
Non-rate-sensitive liabilities and equity       -        -        -   38,281
                                           ------   ------   ------   ------
Total liabilities and equity            $  60,007   58,513   21,612   90,180
                                           ======   ======   ======   ======
Period gap                              $  10,858  (10,228)  51,877  (52,507)
Percent of total assets                      4.71%   -4.44%   22.52%  -22.80%
Cumulative gap (current)                $  10,858      630   52,507       -
Percent of total assets                      4.71%    0.27%   22.80%    0.00%
-----------------------------------------------------------------------------

     At December 31, 1996, the Bank was slightly asset sensitive with a cumulative repricing gap from 0-90 days of 4.71% of assets and a cumulative repricing gap from 91-365 days of 0.27%. Repricing of investment securities is presented using call dates rather than maturity dates. As part of its asset/liability management process, the Bank does extensive balance sheet modeling and net interest income simulation. At December 31, 1996, the results of this modeling showed very little change in net interest income with an interest rate movement of 200 basis points, up or down.
     The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 1996.

------------------------------------------------------------------
Dollars in thousands                            Amount  % of total
------------------------------------------------------------------
Variable-rate loans
     Residential adjustable-rate mortgages    $ 45,082     28.72%
     Equity loans                                7,887      5.02%
     Other consumer loans                        5,239      3.34%
     Commercial loans                           37,468     23.87%
                                               -------    -------
Total                                           95,676     60.95%
Fixed-rate loans                                61,294     39.05%
                                               -------    -------
Total loans                                   $156,970    100.00%
                                               =======    =======
------------------------------------------------------------------

     Approximately 37.5% of the loan portfolio would be repriced within 90 days, and 65.2% within one year. The Bank has $6.0 million or 9.9% of investments maturing in 1997. On the liability side, $53.3 million or 72.5% of certificates of deposit will mature by December 31, 1997.


Capital Resources

Capital on December 31, 1996 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 9.41% at year end in 1996, versus 8.90% in 1995. Leverage capital, or total shareholders' equity divided by total assets, stood at 9.74% on December 31, 1996, versus 9.22% in 1995.
     At December 31, 1996, the Bank had tier-one risk-based capital of 14.80% and tier-two risk-based capital of 16.05%, versus 13.80% and 15.05% in 1995, respectively. To be rated "well-capitalized", requirements call for minimum tier-one and tier-two risk-based capital ratios of 6% and 10%, respectively. These were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     The Company declared a 10% stock dividend in 1993, payable January 15, 1994 to shareholders of record as of December 31, 1993. This stock dividend increased the outstanding number of shares to 605,172, compared to 550,181 at year end 1993, and required a cash payout of $555 for fractional shares. All per share information in this Report has been prepared showing the effect of the stock dividend, and information for prior years has been adjusted to reflect the effect of the stock dividend.
     During 1996, the Company declared cash dividends of $.17 per share for the first quarter, $.18 per share for the second quarter, $.19 per share for the third quarter, and $.20 per share for the fourth quarter. In addition, the Company declared a special cash dividend of $.20 per share in the fourth quarter. The Company's dividend payout ratio was 16.82% in 1996, 15.66% in 1995, and 15.36% in 1994.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Bank's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 1997 will be that year's net income plus $5,142,000.

     In 1996, 7,366 shares of common stock were issued via stock programs for $278,000. The Company also purchased 834 shares of common stock, of which all 834 shares were re-issued via stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have or are reasonably likely to have a material effect on capital resources, liquidity, or results of operations.


Capital Purchases

In 1995, the Bank commenced work on expanding its offices in Boothbay Harbor to better serve customer needs. This expansion included adding on to the existing structure and creating additional parking on an abutting property that was purchased in 1994. The expansion was completed in the summer of 1996 at a total cost of $363,000.


Liquidity

As of December 31, 1996, the Bank had primary sources of liquidity of $35.9 million, or 15.6% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $89.6 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with Bear Stearns and Tucker Anthony.
     Deposits grew steadily during 1996, ending the year at $155,674,000. Most of this growth was seen in non-interest bearing demand deposits and in the CD portfolio. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 1996, the Bank had a net unrealized gain of $14,000 (net of $7,000 in deferred income taxes) in available for sale securities. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.


Investment Activities

During 1996 the Company's investment portfolio declined 1.6% to end the year at $60,564,000, compared to $61,570,000 on December 31, 1995. This drop was due to matured and called securities that were replaced with loans instead of investment securities.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consists primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, bankers acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
     In December, 1995, the Company made a one-time transfer of securities from the securities to be held to maturity category to the securities available for sale category in accordance with the Financial Accounting Standards Board implementation guidance issued during November, 1995. The market value of these securities was $23,555,000 and resulted in an unrealized gain of $239,000. A security was also transferred from the securities available for sale category to the securities to be held to maturity category. Amortized cost was $987,000, which approximated the market value of the security. These transfers were the result of asset/liability planning strategies.
     In 1996, the Company's investment portfolio saw a shift away from U.S. Treasury securities and toward mortgage-backed securities. This change was made to enhance the portfolio's overall yield. The following table sets forth the Company's investment securities at book carrying amount as of December 31, 1996, 1995 and 1994.

-----------------------------------------------------------------------
Dollars in thousands                         1996       1995       1994
-----------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency                 $  9,411     21,216      5,514
Mortgage-backed securities                  2,085      2,466      1,608
State and political subdivisions                -          -          -
Other securities                            6,996     10,554      9,411
                                           ------     ------     ------
                                           18,492     34,236     16,533
                                           ------     ------     ------
Securities to be held to maturity:
U.S. Treasury and agency                    8,994     10,991     28,517
Mortgage-backed securities                 23,860      8,652      5,773
State and political subdivisions            3,632      2,050      3,565
Other securities                            5,586      5,641     11,266
                                           ------     ------     ------
                                           42,072     27,334     49,121
                                           ------     ------     ------
                                         $ 60,564     61,570     65,654
                                           ======     ======     ======
----------------------------------------------------------------------

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 1996. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 34%.

------------------------------------------------------------------------------
                                       Available for sale     Held to maturity
                                      Amortized  Yield to Amortized   Yield to
Dollars in thousands                       cost  maturity      cost   maturity
------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less                  $  2,006     6.19%         -     0.00%
Due in 1 to 5 years                       6,485     5.11%     6,998     5.90%
Due in 5 to 10 years                        997     7.30%     1,995     7.32%
Due after 10 years                            -     0.00%         -     0.00%
                                         ------     ----     ------     -----
                                          9,488     5.57%     8,993     6.21%
                                         ------     ----     ------     -----
Mortgage-backed securities:
Due in 1 year or less                         -     0.00%         -     0.00%
Due in 1 to 5 years                           -     0.00%     3,363     5.52%
Due in 5 to 10 years                        491     7.32%     2,285     6.05%
Due after 10 years                        1,509     7.38%    18,212     7.99%
                                         ------     ----     ------     -----
                                          2,000     7.37%    23,860     7.46%
                                         ------     ----     ------     -----
State and political subdivisions:
Due in 1 year or less                         -     0.00%       405     7.72%
Due in 1 to 5 years                           -     0.00%     1,114     6.11%
Due in 5 to 10 years                          -     0.00%         -     0.00%
Due after 10 years                            -     0.00%     2,113     5.48%
                                         ------     ----     ------     -----
                                              -     0.00%     3,632     5.92%
                                         ------     ----     ------     -----
Other securities:
Due in 1 year or less                     1,585     7.33%     2,000     7.78%
Due in 1 to 5 years                         500     7.99%     3,556     7.05%
Due in 5 to 10 years                          -     0.00%        31     6.99%
Due after 10 years                            -     0.00%         -     0.00%
Equity securities                         4,898     6.40%         -     0.00%
                                         ------     ----     ------     -----
                                          6,983     6.72%     5,587     7.31%
                                         ------     ----     ------     -----
                                        $18,471     6.20%    42,072     7.04%
                                         ======     ====     ======     =====
-----------------------------------------------------------------------------


Lending Activities

The loan portfolio experienced growth in all areas during 1996, with the most significant increase in residential real estate loans. Total loans were $156,970,000 at December 31, 1996, a 17.8% increase from total loans of $133,245,000 on December 31, 1995. This continues the loan growth trend experienced by the Company over the past five years.
     The following table summarizes the Bank's loan portfolio as of December 31, 1996, 1995, 1994, 1993 and 1992. Some loans were reclassified in 1994 between commercial real estate and commercial and industrial loans. This internal reclassification was not significant.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1996       1995       1994       1993       1992
----------------------------------------------------------------------------
Commercial loans
  Real estate          $  18,220     17,578     21,308     29,085     23,210
  Other                   26,907     24,918     18,491      9,576     14,857
Residential real estate loans
  Construction             3,278      2,167      1,919      1,364      1,860
  Term                    81,088     65,935     60,211     48,243     49,002
Consumer loans            20,288     18,439     16,196     15,771     12,489
State and municipal        7,189      4,208      2,169      1,249      2,082
                         -------    -------    -------    -------    -------
Total                  $ 156,970    133,245    120,294    105,288    103,500
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------

     On December 31, 1996, 53.75% of the Bank's loan portfolio was in residential real estate loans, 11.61% was in commercial real estate loans, 17.14% was in other commercial loans, 12.92% was in consumer loans, and 4.58% was in state and municipal loans. This compares to 1995 and 1994 figures for residential real estate loans of 51.11% and 51.65%, respectively, commercial real estate loans of 13.19% and 17.71%, respectively, other commercial loans of 18.70% and 15.37%, respectively, consumer loans of 13.84% and 13.46%, respectively, and 3.16% and 1.81%, respectively, in state and municipal loans. The Bank offers variable-rate residential mortgages, and these accounted for a significant amount of the increase in residential real estate mortgage loans seen in 1994, 1995 and 1996.
     The Bank's loan delinquency ratio increased slightly in 1996, and was 1.70% on December 31, 1996, versus 1.50% on December 31, 1995. This increase was related to a larger number of delinquent commercial loans in the 31 to 60 day category at year-end 1996 compared to year-end 1995. The 91 day and over category showed a decrease from 1995 to 1996, however. In management's opinion, this is not indicative of a trend in increased overdue loans.
     The Bank issues its own VISA and MasterCard. These loans totaled $2,099,000 as of December 31, 1996, $1,571,000 as of December 31, 1995, $920,000 as of
December 31, 1994, $954,000 as of December 31, 1993, and $892,000 as of December 31, 1992. The number of credit cards outstanding increased 21.0% in 1996 to end the year at 2,995.
     The following table sets forth certain information regarding the maturities of the Bank's loan portfolio as of December 31, 1996.

----------------------------------------------------------------------------
Dollars in thousands    < 1 Year  1-5 Years 5-10 Years  >10 Years      Total
----------------------------------------------------------------------------
Commercial real estate   $   865      2,271      3,975     11,109     18,220
Commercial other           2,875      5,246      6,487     12,299     26,907
Residential real estate        -      4,000      4,742     72,346     81,088
Residential construction   1,846         39        118      1,275      3,278
Consumer                   5,132      9,581      2,578      2,997     20,288
State and municipal        3,865      2,121        532        671      7,189
                         -------    -------    -------    -------    -------
 Totals                  $14,583     23,258     18,432    100,697    156,970
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------

Loan Concentrations

As of December 31, 1996, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.


Loans Held for Sale

In 1994, 1995 and 1996, the Bank placed a relatively small volume of residential mortgages into the secondary market compared to prior years. Loans held for sale are carried at the lower of cost or market value, which was $302,000 at December 31, 1996 and $4,066,000 at December 31, 1995.


Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status decreased during 1996. The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 1996, 1995, 1994, 1993 and 1992.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1996       1995       1994       1993       1992
----------------------------------------------------------------------------
Commercial real estate
     & business          $   203        580      1,359      2,127        953
Residential real estate      359        558        408        457        573
Consumer                      39         61         67         47         66
                          ------    -------     ------     ------     ------
Total                        601      1,199      1,834      2,631      1,592
                          ======     ======     ======     ======     ======
Non-accrual loans included
     in above total          440      1,034      1,722      2,585      1,073
                          ======     ======     ======     ======    =======
Income not recognized from
     non-accrual loans   $    62        114        106        185        107
                          ======     ======     ======     ======     ======
----------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods. Other real estate owned increased during 1996. At December 31 it included 11 properties valued at $965,000, compared to 13 properties valued at $704,000 at December 31, 1995.
     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.


Allowance for Loan Losses and Loan Loss Experience

The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated future losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 1996 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     During 1996, a provision of $60,000 was made to the allowance. No provisions were made in 1995 and 1994. At December 31, 1996, the allowance for loan losses stood at $1,906,000, or 1.21% of total loans outstanding. This compares to $2,059,000, or 1.55% of total loans outstanding at December 31, 1995, and $2,428,000, or 2.02% of total loans outstanding at December 31, 1994.
     On January 1, 1995, the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires creditors to measure impaired loans at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans. The adoption of this statement had no effect on the allowance for loan losses since the Bank was adequately reserved for these loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 1996, 1995, 1994, 1993 and 1992.

------------------------------------------------------------------------------
Dollars in thousands
As of December 31,       1996       1995         1994        1993         1992
------------------------------------------------------------------------------
Real estate loans  $  419  54%    412  51%    267  51%    403  47%    337  47%
Commercial loans    1,010  33%  1,153  35%  1,578  35%  1,860  38%  1,701  39%
Consumer loans        477  13%    494  14%    583  14%    356  15%    305  14%
                    ----- ----  ----- ----  ----- ----  ----- ----  ----- ----
Total              $1,906 100%  2,059 100%  2,428 100%  2,619 100%  2,343 100%
                    ===== ====  ===== ====  ===== ====  ===== ====  ===== ====
------------------------------------------------------------------------------
(1) Percentage is amount in each category for the stated year
(2) Includes commercial real estate loans


     Net loans charged off in 1996 were $213,000, or 0.14% of average loans outstanding for the year. This compares to net loan chargeoffs of $369,000 in 1995 and $191,000 in 1994.

     The following table summarizes the activity with respect to loan losses for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,              1996      1995      1994      1993      1992
----------------------------------------------------------------------------
Balance at beginning
     of period              $  2,059     2,428     2,619     2,343     1,719
                             -------   -------   -------   -------   -------
Loans charged off:
Commercial(1)                    154       197       213       128       304
Real estate mortgage              65       131         -        46       177
Consumer                         148       156        93        79       174
                             -------   -------   -------   -------   -------
Total                            367       484       306       253       655
                             -------   -------   -------   -------   -------
Recoveries on loans
     previously charged off:
Commercial(1)                     81        30        34        14        14
Real estate mortgage              16         -         -         -         1
Consumer                          57        85        81        60        64
                             -------   -------   -------   -------   -------
Total                            154       115       115        74        79
                             -------   -------   -------   -------   -------
Net loans charged off            213       369       191       179       576
Provision for loan losses         60         -         -       455     1,200
                             -------   -------   -------   -------   -------
Balance at end of period     $ 1,906     2,059     2,428     2,619     2,343
                             =======   =======   =======   =======   =======
Ratio of net loans charged
     off to average loans
     outstanding                0.14%     0.29%     0.16%     0.17%     0.56%
----------------------------------------------------------------------------
(1)Includes commercial real estate loans


Deposits

The Bank, with $155,674,000 in deposits as of December 31, 1996 realized an increase of 3.5% in 1996 compared to a 5.6% increase in deposits in 1995 and a 9.1% decrease in deposits in 1994. Most of the growth in 1996 and 1995 has been seen in the Bank's CD portfolio, although non-interest-bearing demand deposits also increased significantly in 1996 due to higher-than-normal balances being carried by the Bank's commercial customers. Average deposits for 1996 were higher than average deposits for 1995.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 1996, deposits peaked during the month of September at $159,577,000. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The average cost of funds on interest-bearing deposits was 3.97% for the year ended December 31, 1996, compared to 3.97% for the year ended December 31, 1995 and 3.10% for the year ended December 31, 1994. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.

------------------------------------------------------------------------
Dollars in thousands                                            % growth
                                                                    1996
Years ended December 31,         1996        1995        1994   vs. 1995
------------------------------------------------------------------------
Demand deposits             $  13,133      11,379      11,105      15.4%
NOW accounts                   27,200      27,092      29,014       0.4%
Money market accounts           6,245       7,662       9,529     -18.5%
Savings                        34,091      34,604      41,459      -1.5%
Certificates of deposit        71,594      64,404      59,474      11.2%
                              -------     -------     -------     ------
Total deposits              $ 152,263     145,141     150,581       4.9%
                              =======     =======     =======     ======
------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

------------------------------------------------------------------
Years ended December 31,                 1996      1995      1994
------------------------------------------------------------------
NOW accounts                             1.37%     1.74%     1.74%
Money market accounts                    2.50%     2.50%     2.28%
Savings accounts                         3.02%     3.20%     2.79%
Certificates of deposit                  5.54%     5.49%     4.13%
                                         -----     -----     -----
Total interest-bearing deposits          3.97%     3.97%     3.10%
                                         =====     =====     =====
------------------------------------------------------------------

     As of December 31, 1996, the Bank held a total of $12,061,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

---------------------------------------
Dollars in thousands
---------------------------------------
Within 3 months                $  4,405
3 months through 6 months         2,913
6 months through 12 months        1,984
Over 12 months                    2,759
                                 ------
Total                          $ 12,061
                                 ======
---------------------------------------


Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 1996 totaled $42,735,000, with a weighted average interest rate of 5.45% and maturities ranging from one month to five years. The maximum amount outstanding at any month-end during the year was $49,787,000 at the end of November. The average amount outstanding during the year was $32,734,000, with a weighted average interest rate of 5.62%. This compares to an average outstanding amount of $32,013,000 in 1995, with a weighted average interest rate of 6.21%. The average daily balance outstanding on the Bank's borrowed funds for the year ended December 31, 1994 was $27,052,000, with a weighted average interest rate of 4.72%.
     The Bank began offering securities repurchase agreements to municipal and larger corporate customers during 1994 as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 1996 was $8,413,000, compared to $5,739,000 on December 31, 1995 and $4,010,000 on December 31, 1994. The Bank also sells securities under agreement to repurchase to brokerage firms. At December 31, 1996, there were no securities involved in these transactions.


Trust Department

As of December 31, 1996, the Bank's Trust Department had assets with a market value of $61,350,000 under management. This amount consisted of 212 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.


Effect of Future Interest Rates on Postretirement Benefit Liabilities

In evaluating the Company's postretirement benefit liabilities, Management believes that changes in assumptions, especially with regard to discount rates, will not have a significant impact on future operating results and financial condition.


Accounting Pronouncements

During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial statements.
     SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted in 1996. SFAS No. 122 requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. Prior to SFAS No. 122, only purchased servicing rights were capitalized. The adoption of this statement did not have a material effect on the financial statements.
     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", and has elected the intrinsic value method whereby additional disclosures of stock based compensation are required. The financial statements are not affected, however.
     SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1, 1997.
     The adoption of these standards is not expected to have a material effect on the financial statements.

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

The Company's internal auditor continually reviews, evaluates, and monitors internal control systems and recommends programs to management to further safeguard assets. The Bank's loan-review staff designs and monitors uniform loan delinquency reporting and periodically inspects and analyzes credit files and loan documents. An assessment of loan concentration and quality appears on page 18 of this report.

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



F. Stephen Ward
Treasurer

Berry, Dunn, McNeil & Parker
Certified Public Accountants








Independent Auditors' Report



The Board of Directors and Stockholders
First National Lincoln Corporation

We have audited the consolidated balance sheets of First National Lincoln Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of First National Lincoln Corporation and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Berry, Dunn, McNeil & Parker

Portland, Maine
January 31, 1997

Consolidated Balance Sheets
First National Lincoln Corporation

------------------------------------------------------------------------------
As of December 31,                                        1996            1995
------------------------------------------------------------------------------
Assets
Cash and due from banks                         $    6,023,000  $    5,404,000
Interest-bearing deposits in other banks               975,000       2,700,000
Securities available for sale                       18,492,000      34,236,000
Securities to be held to maturity, market value
    of $41,873,000 in 1996 and $27,473,000 in 1995  42,072,000      27,334,000
Loans held for sale at cost, market value
     $302,000 in 1996 and $4,127,000 in 1995           302,000       4,066,000

Loans                                              156,970,000     133,245,000
Less allowance for loan losses                       1,906,000       2,059,000
                                                   -----------     -----------
Net loans                                          155,064,000     131,186,000

Accrued interest receivable                          1,702,000       1,708,000
Bank premises and equipment                          4,172,000       4,146,000
Other real estate owned                                814,000         648,000
Other assets                                         1,152,000         854,000
                                                   -----------     -----------
Total assets                                    $  230,768,000  $  212,282,000
                                                   ===========     ===========
Liabilities and Shareholders' Equity
Demand deposits (non-interest bearing)          $   14,786,000  $   12,989,000
NOW deposits                                        26,349,000      27,064,000
Money market deposits                                6,314,000       7,179,000
Savings deposits                                    34,688,000      32,943,000
Certificates of deposit(including certificates
     of $100,000 or more of $12,061,000 in 1996
     and $12,758,000 in 1995)                       73,537,000      70,293,000
                                                   -----------     -----------
Total deposits                                     155,674,000     150,468,000

Borrowed funds                                      51,148,000      41,225,000
Other liabilities                                    1,469,000       1,024,000
                                                   -----------     -----------
Total liabilities                                  208,291,000     192,717,000
                                                   -----------     -----------
Shareholders' equity:
Common stock, one cent par value in 1996,
     $2.50 stated value in 1995                          6,000       1,524,000
Additional paid-in capital                           4,486,000       2,719,000
Retained earnings                                   17,971,000      15,123,000
Net unrealized gain on securities
     available for sale, net of tax                     14,000         202,000
Treasury stock at cost (110 shares in 1995)                  -          (3,000)
                                                   -----------     -----------
Total shareholders' equity                          22,477,000      19,565,000
                                                   -----------     -----------
Commitments and contingent liabilities (note 11)
Total liabilities and shareholders' equity      $  230,768,000  $  212,282,000
                                                   ===========     ===========
------------------------------------------------------------------------------

Common stock
Number of shares authorized                          6,000,000       1,200,000
Number of shares issued and outstanding                616,176         609,534
------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Income
First National Lincoln Corporation

------------------------------------------------------------------------------
Years ended December 31,                      1996          1995          1994
------------------------------------------------------------------------------
Interest income:
Interest and fees on loans            $ 13,242,000  $ 11,930,000  $  9,601,000
Interest on deposits with other banks       33,000        28,000             -
Interest and dividends on investments
     (includes tax-exempt income of
     $117,000 in 1996, $106,000 in
     1995 and $147,000 in 1994)          4,242,000     4,310,000     4,274,000
                                        ----------    ----------    ----------
Total interest income                   17,517,000    16,268,000    13,875,000
                                        ----------    ----------    ----------
Interest expense:
Interest on deposits                     5,525,000     5,306,000     4,330,000
Interest on borrowed funds               2,645,000     2,424,000     1,336,000
                                        ----------    ----------    ----------
Total interest expense                   8,170,000     7,730,000     5,666,000
                                        ----------    ----------    ----------
Net interest income                      9,347,000     8,538,000     8,209,000
Provision for loan losses                   60,000             -             -
                                        ----------    ----------    ----------
Net interest income after provision
     for loan losses                     9,287,000     8,538,000     8,209,000
                                        ----------    ----------    ----------
Other operating income:
Trust department income                    306,000       237,000       195,000
Service charges on deposit accounts        491,000       471,000       454,000
Net realized loss on securities
     available for sale                     (4,000)      (76,000)      (46,000)
Net realized gain on securities
     to be held to maturity                  6,000        30,000             -
Other                                      547,000       474,000       393,000
                                        ----------    ----------    ----------
Total other operating income             1,346,000     1,136,000       996,000
                                        ----------    ----------    ----------
Other operating expenses:
Salaries and employee benefits           2,988,000     2,979,000     3,054,000
Occupancy expense                          330,000       308,000       306,000
Premises and equipment expense             571,000       586,000       577,000
Other                                    1,733,000     1,811,000     2,163,000
                                        ----------    ----------    ----------
Total other operating expenses           5,622,000     5,684,000     6,100,000
                                        ----------    ----------    ----------
Income before income taxes               5,011,000     3,990,000     3,105,000
Income tax expense                       1,587,000     1,270,000       931,000
                                        ----------    ----------    ----------
Net income                             $ 3,424,000   $ 2,720,000   $ 2,174,000
                                        ==========    ==========    ==========
------------------------------------------------------------------------------
Earnings per share                     $      5.60   $      4.47   $      3.58
Cash dividends declared per share             0.94          0.70          0.55
Weighted average number of
     shares outstanding                    611,154       608,201       606,444
-------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Shareholders' Equity
First National Lincoln Corporation

-------------------------------------------------------------------------------------------------------
Years ended December 31, 1996, 1995 and 1994
Net
                                                                       unrealized
                                                                             gain
                              Number                 Addi-              (loss) on                 Total
                                  of                tional             securities                 Share
                              common     Common    paid-in    Retained  available Treasury     holders'
                              shares      stock    capital    earnings   for sale    stock       equity
-------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1993                       605,172 $1,513,000 $2,627,000 $10,989,000  $    -0-  $   -0-  $15,129,000

Cumulative effect
  of change in
  method of
  accounting for
  investments
  as of
  January 1, 1994                -0-       -0-         -0-         -0-   160,000      -0-      160,000
Net income                       -0-       -0-         -0-   2,174,000       -0-      -0-    2,174,000
Cash dividends
  declared                       -0-       -0-         -0-    (334,000)      -0-      -0-     (334,000)
Stock issued                   2,605    6,000      51,000         -0-        -0-      -0-       57,000
Net unrealized
  loss on
  securities
  available
  for sale,
  net of taxes
  of $154,000                    -0-        -0-        -0-         -0-  (294,000)     -0-     (294,000)
                             -------  ---------  ---------   ----------   -------   ------   ----------
Balance at
  December 31,
  1994                       607,777  1,519,000  2,678,000  12,829,000  (134,000)     -0-   16,892,000
                             -------  ---------  ---------  ----------   -------   ------   ----------


Net income                       -0-        -0-        -0-   2,720,000       -0-      -0-    2,720,000
Cash dividends
  declared                       -0-        -0-        -0-    (426,000)      -0-      -0-     (426,000)
Stock issued                   1,867      5,000     39,000         -0-       -0-      -0-       44,000
Treasury stock
  purchases                   (1,935)       -0-        -0-         -0-       -0-  (54,000)     (54,000)
Treasury stock
  sold                         1,825        -0-      2,000         -0-       -0-   51,000       53,000
Net unrealized
  gain on
  securities
  available
  for sale,
  net of taxes
  of $173,000                    -0-        -0-        -0-         -0-   336,000      -0-      336,000
                             -------  ---------  ---------  ----------   -------   ------   ----------
Balance at
  December 31,
  1995                       609,534  1,524,000  2,719,000  15,123,000   202,000   (3,000)  19,565,000
                             -------  ---------  ---------  ----------   -------   ------   ----------

Effect  of change
  to $0.01 par value
  from $2.50 stated
  value on common stock          -0- (1,518,000) 1,518,000         -0-       -0-      -0-          -0-
Net income                       -0-       -0-         -0-  3,424,000        -0-      -0-    3,424,000
Cash dividends
  declared                       -0-       -0-         -0-   (576,000)       -0-      -0-     (576,000)
Stock issued                   6,532       -0      248,000        -0-        -0-      -0-      248,000
Treasury stock
  purchases                     (724)      -0-         -0-        -0-        -0-  (26,000)     (26,000)
Treasury stock
  sold                           834       -0-       1,000        -0-        -0-   29,000       30,000
Net unrealized
  loss on
  securities
  available
  for sale,
  net of taxes
  of $97,000                     -0-        -0-        -0-         -0-  (188,000)     -0-     (188,000)
                             -------  ---------  ---------  ----------   -------   ------   ----------
Balance at
  December 31,
  1996                       616,176  $   6,000 $4,486,000 $17,971,000  $ 14,000  $   -0-  $22,477,000
                             =======  =========  =========  ==========   =======   ======  ===========
-------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows
First National Lincoln Corporation


------------------------------------------------------------------------------
Years ended December 31,                      1996          1995          1994
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $ 3,424,000   $ 2,720,000   $ 2,174,000
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation                               530,000       528,000       463,000
Provision for loan losses                   60,000             -             -
Provision for losses on
     other real estate owned                25,000        15,000        17,000
Loans originated for resale             (2,391,000)   (5,780,000)   (3,228,000)
Proceeds from sales of loans             2,232,000     1,714,000     3,069,000
Net loss on sale of securities
     available for sale                      4,000        76,000        46,000
Net gain on sale of investment
     securities to be held to maturity      (6,000)      (30,000)            -
Losses related to other real estate owned    7,000        10,000       148,000
Net change in other assets and
     accrued interest receivable          (274,000)      164,000       526,000
Net change in other liabilities            454,000       195,000      (317,000)
Net amortization of premium
     on investments                        141,000         9,000        49,000
                                        ----------    ----------    ----------
Net cash provided by
     operating activities                4,206,000      (379,000)    2,947,000
                                        ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sales, maturities and calls
     of securities available for sale   16,437,000     7,076,000     8,038,000
Proceeds from maturities and calls of
     securities to be held to maturity   7,421,000     7,713,000     7,649,000
Proceeds from sales of other
     real estate owned                     441,000       189,000       558,000
Additional investment in
     other real estate owned               (36,000)       (7,000)      (20,000)
Purchases of securities
     available for sale                   (988,000)   (2,001,000)   (8,626,000)
Purchases of securities
     to be held to maturity            (22,306,000)   (8,234,000)   (7,580,000)
Purchases of interest-bearing
     deposits in other banks                     -    (2,700,000)            -
Maturities of interest-bearing
     deposits in other banks             1,725,000             -             -
Net increase in loans                  (20,618,000)  (13,622,000)  (15,365,000)
Capital expenditures                      (556,000)     (189,000)     (765,000)
                                        ----------    ----------    ----------
Net cash used in investing activities  (18,480,000)  (11,775,000)  (16,111,000)
                                        ----------    ----------    ----------

Cash flows from financing activities:
Net increase (decrease) in
     demand deposits, savings, and
     money market accounts               1,962,000    (8,521,000)   (3,568,000)
Net increase (decrease) in
     certificates of deposits            3,244,000    16,544,000   (10,697,000)
Net increase in other borrowings         9,923,000     4,615,000    28,212,000
Purchase of Treasury stock                 (26,000)      (54,000)            -
Proceeds from sale of Treasury stock        30,000        53,000             -
Proceeds from stock issuance               248,000        44,000        57,000
Dividends paid                            (488,000)     (353,000)     (320,000)
                                        ----------    ----------    ----------
Net cash provided by
     financing activities               14,893,000    12,328,000    13,684,000
                                        ----------    ----------    ----------
Net increase (decrease) in cash and
     cash equivalents                      619,000       174,000       520,000
Cash and cash equivalents at
     beginning of year                   5,404,000     5,230,000     4,710,000
                                        ----------    ----------    ----------
Cash and cash equivalents at
     end of year                       $ 6,023,000   $ 5,404,000   $ 5,230,000
                                        ==========    ==========    ==========
------------------------------------------------------------------------------
Interest paid                          $ 8,145,000   $ 7,730,000   $ 5,541,000
Income taxes paid                        1,482,000       871,000       715,000
Non-cash transactions:
Transfers from securities
     available for sale to
     securities to be held to maturity           -       987,000             -
Transfers from securities to
     be held to maturity to
     securities available for sale               -    23,555,000             -
Loans transferred to
     other real estate owned (net)         604,000       303,000       327,000
Loans held for sale transferred
     to loan portfolio                   3,923,000             -             -
Net change in unrealized gain (loss)
     on available for sale securities     (285,000)      508,000      (204,000)
------------------------------------------------------------------------------

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

Investment Securities
The Bank adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. Investment securities are classified as trading, available for sale or held to maturity when purchased.
     Securities available for sale consists primarily of debt securities which management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity. Gains and losses on sales of these securities are determined using the amortized cost of the specific security sold.
     Securities to be held to maturity consist primarily of debt securities which management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and as such the securities are carried at cost adjusted for amortization of premiums and accretion of discount. There are no trading account securities.

     Investment securities transactions are accounted for on a settlement date basis. The reported amounts would not be materially different than those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specific security sold.

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by management to be adequate to absorb possible losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, management takes into consideration the following factors: non-performing loans, performing watch report loans, size of loan portfolio by category, and economic conditions. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the Company's results of operations.
     Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

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

Postretirement Benefits
The cost of providing postretirement benefits is accrued during the active service period of the employee.

Effect of New Financial Accounting Standards
During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial statements.
     SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted in 1996. SFAS No. 122 requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. Prior to SFAS No. 122, only purchased servicing rights were capitalized. The adoption of this statement did not have a material effect on the financial statements.
     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", and has elected the intrinsic value method whereby additional disclosures of stock based compensation are required. The financial statements are not affected, however.
     SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1, 1997. The adoption of these standards is not expected to have a material effect on the financial statements.

Note 2. Cash and Due from Banks

At December 31, 1996 the Company was required by the Federal Reserve Board to maintain a reserve of $500,000 at the Federal Reserve Bank.


Note 3. Investment Securities

The following tables summarize the amortized cost and estimated market value of investment securities at December 31, 1996 and 1995:

--------------------------------------------------------------------------------
                               Amortized  Unrealized   Unrealized  Market Value
December 31, 1996                   Cost       Gains       Losses    (Estimated)
--------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency     $ 9,488,000      22,000     (99,000)     9,411,000
Mortgage-backed securities     2,000,000      94,000      (9,000)     2,085,000
Other securities               6,983,000      13,000           -      6,996,000
                             -----------     -------    ---------    ----------
                              18,471,000     129,000    (108,000)    18,492,000
                             ===========     =======    =========    ==========

Securities to be held to maturity:
U.S. Treasury and agency       8,994,000      32,000    (134,000)     8,892,000
Mortgage-backed securities    23,860,000      76,000    (290,000)    23,646,000
State and
   political subdivisions      3,632,000      59,000      (8,000)     3,683,000
Other securities               5,586,000      70,000      (4,000)     5,652,000
                             -----------     -------    ---------    ----------
                              42,072,000     237,000    (436,000)    41,873,000
                             ===========     =======    =========    ==========
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                               Amortized  Unrealized   Unrealized  Market Value
December 31, 1995                   Cost       Gains       Losses    (Estimated)
--------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency    $ 21,105,000     197,000      (86,000)   21,216,000
Mortgage-backed securities     2,348,000     126,000       (8,000)    2,466,000
Other securities              10,478,000      89,000      (13,000)   10,554,000
                             -----------     -------    ---------    ----------
                              33,931,000     412,000     (107,000)   34,236,000
                             ===========     =======    =========    ==========
Securities to be held to maturity:
U.S. Treasury and agency      10,991,000     109,000      (76,000)   11,024,000
Mortgage-backed securities     8,652,000      10,000     (118,000)    8,544,000
State and political
     subdivisions              2,050,000      48,000       (3,000)    2,095,000
Other securities               5,641,000     174,000       (5,000)    5,810,000
                             -----------     -------    ---------    ----------
                              27,334,000     341,000     (202,000)   27,473,000
                             ===========     =======    =========    ==========
--------------------------------------------------------------------------------

The contractual maturities of investment securities at December 31, 1996, are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral, adjusted for anticipated principal pre-payments in accordance with current interest rates.
-----------------------------------------------------------------------------
                                   Securities             Securities to be
                              available for sale:         held to maturity:
                            Amortized Market Value    Amortized Market Value
                                 Cost   (Estimated)        Cost   (Estimated)
-----------------------------------------------------------------------------
Due in 1 year or less    $  3,938,000    3,952,000    5,769,000    5,757,000
Due in 1 to 5 years         7,972,000    7,959,000   21,642,000   21,547,000
Due in 5 to 10 years        1,397,000    1,406,000    8,339,000    8,251,000
Due after 10 years            266,000      277,000    6,322,000    6,318,000
Equity securities           4,898,000    4,898,000            -            -
                           ----------   ----------   ----------   ----------
                         $ 18,471,000   18,492,000   42,072,000   41,873,000
                           ==========   ==========   ==========   ==========
-----------------------------------------------------------------------------

     Realized gains on securities to be held to maturity totaled $6,000 in 1996, the result of a security which was called at par value by the issuer.
At December 31, 1996 securities carried at $16,366,000, with a market value of $16,161,000, were pledged to secure borrowings from the Federal Reserve Bank, public deposits, and for other purposes as required by law.
     Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale is summarized below:

-----------------------------------------------------------------------------
                                          1996           1995           1994
-----------------------------------------------------------------------------
Proceeds from sales                $ 4,479,000      5,433,000      3,895,000

Gross gains                                  -              -         13,000
Gross losses                            (4,000)       (76,000)       (59,000)
                                       -------        -------        -------
Net gain (loss)                         (4,000)       (76,000)       (46,000)
                                       =======        =======        =======

Related income taxes               $    (1,000)       (26,000)       (16,000)
-----------------------------------------------------------------------------

Note 4. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 1996 and 1995:

-----------------------------------------------------------------------------
                                                      1996             1995
-----------------------------------------------------------------------------
Real estate loans
Residential                                  $  81,088,000       65,935,000
Commercial                                      18,220,000       17,578,000
Commercial and industrial loans                 26,907,000       24,918,000
State and municipal loans                        7,189,000        4,208,000
Consumer loans                                  20,288,000       18,439,000
Residential construction loans                   3,278,000        2,167,000
                                               -----------      -----------
Total loans                                  $ 156,970,000      133,245,000
                                               ===========      ===========
-----------------------------------------------------------------------------

     At December 31, 1996 and 1995, loans on non-accrual status totaled $440,000 and $1,034,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $62,000 for 1996, $114,000 for 1995 and $106,000 for 1994. Loans past due greater than 90 days which are accruing interest totaled $161,000 at December 31, 1996 and $165,000 at December 31, 1995. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows:

------------------------------------------------------------------------------
                                              1996          1995          1994
------------------------------------------------------------------------------
Balance at beginning of year           $ 2,059,000     2,428,000     2,619,000
Provision charged to operating expenses     60,000             -             -
                                         ---------     ---------     ---------
                                         2,119,000     2,428,000     2,619,000
                                         ---------     ---------     ---------
Loans charged off                         (367,000)     (484,000)     (306,000)
Recoveries on loans                        154,000       115,000       115,000
                                         ---------     ---------     ---------
Net loans charged off                     (213,000)     (369,000)     (191,000)
                                         ---------     ---------     ---------
Balance at end of year                 $ 1,906,000     2,059,000     2,428,000
                                         =========     =========     =========
------------------------------------------------------------------------------

     Information regarding impaired loans for the period ended December 31, 1996 and 1995 is as follows:
----------------------------------------------------------------------
                                                      1996        1995
----------------------------------------------------------------------
Average investment in impaired loans           $   309,000     574,000
Interest income recognized on impaired
     loans, including cash basis                         -           -
----------------------------------------------------------------------

----------------------------------------------------------------------
Balance of impaired loans                      $   174,000     558,000
Less portion for which no allowance
     for loan losses is allocated                  (97,000)   (228,000)
                                                  --------    --------
Portion of impaired loan balance for which
     an allowance for loan losses is allocated $    77,000     330,000
                                                  ========    ========

Portion of allowance for loan losses allocated
     to the impaired loan balance              $    33,000     102,000
                                                  ========    ========
----------------------------------------------------------------------

     Loans to directors, officers and employees totaled $4,418,000 at December 31, 1996 and $4,402,000 at December 31, 1995. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

----------------------------------------------------------------
                                              1996          1995
----------------------------------------------------------------
Balance at beginning of year          $  2,692,000     2,210,000
New loans                                  650,000       227,000
Repayments                              (1,173,000)     (157,000)
                                        ----------    ----------
Balance at end of year                $  2,169,000     2,280,000
                                        ==========    ==========
----------------------------------------------------------------


Note 5. Bank Premises and Equipment

Bank premises and equipment are carried at cost and consist of the following:

----------------------------------------------------------------
                                              1996          1995
----------------------------------------------------------------
Land                                  $    749,000       569,000
Land improvements                          308,000       285,000
Bank buildings                           3,405,000     3,290,000
Equipment                                3,965,000     3,733,000
                                         ---------     ---------
                                         8,427,000     7,877,000

Less accumulated depreciation            4,255,000     3,731,000
                                         ---------     ---------
                                      $  4,172,000     4,146,000
                                         =========     =========
----------------------------------------------------------------

Note 6. Other Real Estate Owned

The following summarizes the composition of other real estate owned:

----------------------------------------------------------------
                                                1996        1995
----------------------------------------------------------------
Real estate acquired in settlement
      of loans                            $  845,000     704,000
Less: allowance for losses                    31,000      56,000
                                             -------     -------
Other real estate owned, net              $  814,000     648,000
                                             =======     =======
----------------------------------------------------------------


     Changes in the allowance for each of the three years ended December 31 were as follows:

-------------------------------------------------------------------------
                                          1996         1995          1994
-------------------------------------------------------------------------
Beginning balance                    $  56,000       53,000        36,000
Losses charged to allowance            (50,000)     (12,000)     (148,000)
Provisions charged to income            25,000       15,000       165,000
                                      --------     --------      --------
Ending balance                       $  31,000       56,000        53,000
                                      ========     ========      ========
-------------------------------------------------------------------------


Note 7. Income Taxes

The current and deferred components of income tax expense were as follows:

---------------------------------------------------------------------------
                                               1996        1995        1994
---------------------------------------------------------------------------
Federal income tax:
Current                                $  1,413,000     977,000     756,000
Deferred                                    115,000     236,000     136,000
                                          ---------   ---------   ---------
                                          1,528,000   1,213,000     892,000
State income tax                             59,000      57,000      39,000
                                          ---------   ---------   ---------
                                       $  1,587,000   1,270,000     931,000
                                          =========   =========   =========
---------------------------------------------------------------------------

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

-----------------------------------------------------------------------------
                                             1996          1995          1994
-----------------------------------------------------------------------------
Expected tax expense                  $ 1,704,000     1,357,000     1,056,000
Non-taxable interest income              (121,000)      (99,000)     (131,000)
State income taxes                         39,000        38,000        26,000
Qualified housing investment tax credit   (38,000)      (38,000)      (38,000)
Other                                       3,000        12,000        18,000
                                        ---------     ---------     ---------
                                      $ 1,587,000     1,270,000       931,000
                                        =========     =========     =========
-----------------------------------------------------------------------------

     The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

---------------------------------------------------------------------
                                                     1996        1995
---------------------------------------------------------------------
Allowance for loan losses and OREO             $  448,000     489,000
Deferred loan fees                                 17,000      59,000
Nonaccrual loan interest                           57,000      47,000
Accrued pension and post-retirement                84,000     103,000
Depreciation                                     (126,000)   (141,000)
Unrealized loss on securities available
     for sale                                      (7,000)   (103,000)
Other assets                                       71,000      68,000
Other liabilities                                 (67,000)    (48,000)
                                                  -------     -------
Net deferred income tax asset                  $  477,000     474,000
                                                  =======     =======
---------------------------------------------------------------------

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 1996 and 1995 is as follows:

----------------------------------------
                        1996        1995
----------------------------------------
Asset             $  677,000     766,000
Liability         $  200,000     292,000
----------------------------------------


Note 8. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank of Boston
(FHLB) and securities sold under agreements to repurchase with local municipal customers, commercial customers and brokers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit. Pursuant to collateral agreements, FHLB advances are secured by all stock in the FHLB, funds on deposit with FHLB and qualifying first mortgage loans. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $8,588,000 and $11,172,000 at December 31, 1996 and 1995,
respectively, and an aggregate market value of $8,491,000 and $11,189,000 at December 31, 1996 and 1995, respectively. Borrowed funds at December 31, 1996 and 1995 have the following range of interest rates and maturity dates:

-------------------------------------------------------------------------
                                                        December 31, 1996
-------------------------------------------------------------------------
Federal Home Loan Bank Advances
     Maturities within one year             5.35%-5.56%     $  41,000,000
     Maturities over one year               5.53%               1,735,000
                                                               ----------
                                                               42,735,000
                                                               ----------

Repurchase agreements
     Municipal and commercial customers     4.25%-5.50%         8,413,000
                                                               ----------
                                                                8,413,000
                                                               ----------
                                                            $  51,148,000
                                                               ==========
-------------------------------------------------------------------------


-------------------------------------------------------------------------
                                                        December 31, 1995
-------------------------------------------------------------------------
Federal Home Loan Bank Advances
     Maturities within one year*            5.74%-6.67%     $  30,000,000
                                                            -------------
                                                               30,000,000

Repurchase agreements
     Municipal and commercial customers     4.50%-6.35%         5,739,000
     Brokers                                      6.13%         5,486,000
                                                            -------------
                                                               11,225,000
                                                            -------------
                                                            $  41,225,000
                                                            =============
-------------------------------------------------------------------------
*Certain advances have periodic rate adjustments prior to stated maturity.


Note 9. Employee Benefit Plans

Pension Plans
Effective May 31, 1996, the Board of Directors ratified the termination of the Bank's defined benefit pension plan, which covered virtually all employees. Regulatory approval for termination of the Plan was filed for and received in 1996, and all assets were distributed before year end.
     At the time of distribution, the Plan's assets, which had been invested in U.S. Government obligations and cash equivalents, totaled $2,092,000. The accumulated benefit obligation for each covered participant was settled with the purchase of annuity contracts issued by a major insurance company or through lump sum payments. All assets were distributed to the Plan participants.
     Following the provisions of Statement of Financial Accounting Standards No. 88 relating to the termination of a defined benefit plan, the Bank recognized a gain on termination of $64,000. The Bank's net periodic pension cost for the Plan was $91,000 in both 1995 and 1994.
     The Bank also sponsors a non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The expense of this supplemental plan was $11,000 in 1996, $15,000 in 1995, and $8,000 in 1994. As of December 31, 1996, the accrued liability of this plan was $86,000.

401(k) Plan
The Bank also has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute from 0% to 15% of their compensation, to which the Bank may match 15% of the monies contributed. In 1997, this match will change to 50% up to the first 6% which is contributed. The Board of Directors may also make a profit-sharing contribution to the Plan each year, which in 1996 was equal to 4% of each eligible employee's compensation. This profit-sharing contribution was added in 1996 as a replacement for the termination of the pension plan, and there was no profit-sharing contribution in 1995 or 1994.
     The Bank's expense relating to the 401(k) plan was $121,000, $22,000, and $18,000 in 1996, 1995 and 1994, respectively. The amounts of both the match and profit-sharing contributions are at the discretion of the Board of Directors of the Bank.

Postretirement Benefit Plans
The Bank sponsors two defined benefit postretirement plans. One plan provides fixed postretirement health insurance benefit payments to certain employees hired prior to June 30, 1988. The other plan provides life insurance coverage to full-time employees who work until retirement. These plans are not pre-funded. The Bank also provides health insurance for retired directors.
     These plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions", which requires accrual of the cost of providing postretirement benefits during the active service period of the employee. The Bank elected to recognize the accumulated postretirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic postretirement benefit cost over a 20-year period.
     The Bank amended the postretirement health insurance plan during 1995 to make benefits available only to employees hired prior to June 30, 1988 who retire on or before June 30, 1996. The amendment also defines the maximum monthly benefit that a retired director can receive.
     The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amount shown in the statements of financial position at December 31:

-----------------------------------------------------------------------
                                                       1996        1995
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees                                    $  371,000     357,000
     Other active plan participants                 153,000     210,000
                                                    -------     -------
                                                    524,000     567,000
Unrecognized net (gain) loss                        (23,000)     28,000
Unrecognized transition obligation                  382,000     390,000
                                                    -------     -------
Accrued postretirement benefit cost              $  165,000     149,000
                                                    =======     =======
-----------------------------------------------------------------------

     Net periodic postretirement benefit cost includes the following components:

-----------------------------------------------------------------------
                                                 1996     1995     1994
-----------------------------------------------------------------------
Service cost-benefits attributed to
     service during the period               $  6,000    9,000   16,000
Interest cost on accumulated benefit
     obligation                                36,000   38,000   43,000
Amortization of transition obligation
     over 20 years                             29,000   24,000   29,000
Amortization of net gain                       (7,000)   3,000    2,000
                                              -------   ------   ------
Net periodic postretirement benefit cost     $ 64,000   74,000   90,000
                                              =======   ======   ======
-----------------------------------------------------------------------

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%.


Note 10. Shareholders' Equity

At the Annual Meeting of Shareholders on April 30, 1996, it was voted to change the Company's common stock from no par value with a $2.50 stated value per share to a par value of $0.01 per share. The effect of this change was to reduce the common stock component of shareholders' equity by $1,518,000 and increase additional paid in capital by the same amount. At the same meeting, the Company's shareholders also voted to increase the number of authorized shares of common stock from 1,200,000 to 6,000,000.
     The Company has reserved 60,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, stock purchase, or savings and investment plans. As of December 31, 1996, 26,389 shares had been issued pursuant to these plans, leaving 33,611 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 7,366 shares and 3,692 shares in 1996 and 1995, respectively. For the stock sold to directors and employees in 1996, 834 shares were issued from Treasury stock.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 50,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price will be equal to the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date they are granted. All options expire 10 years from the date they are granted.
     The following table sets forth options outstanding and the related activity for 1996, 1995 and 1994:

------------------------------------------------------------ ---------------
                                                   1996       1995      1994
----------------------------------------------------------------------------
Balance at January 1                             24,000          -         -
Granted during year                               6,000     24,000         -
Weighted-average exercise price of
     options granted during year                     33         26         -
Balance at December 31                           30,000     24,000         -
Weighted-average life of all options
     outstanding at December 31               8.3 years  9.1 years         -
Weighted-average exercise price of all
     options outstanding at December 31              27         26         -
----------------------------------------------------------------------------

     The exercise price of options granted in 1996 was $33.00 and the exercise price of options granted in 1995 ranged from $25.50 to $26.00. As of December 31, 1996, none of the options granted were exercisable.
     No compensation cost has been recognized for the Plan. The fair market value of the options granted was $44,000 in 1996 and $155,000 in 1995. The fair market value is estimated on the date of the grant assuming: quarterly dividends of $0.14 in 1995 and $0.16 in 1996, a risk-free interest rate of 5.13% in 1996 and 5.95% in 1995, volatility of 4.91% in 1996 and 8.91% in 1995, and an expected life of 10 years.
     Had compensation cost been expensed, net of related income taxes, based on the fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:

-----------------------------------------------------------------------------
                                               1996         1995         1994
-----------------------------------------------------------------------------
Net income
     As reported                       $  3,424,000    2,720,000    2,174,000
     Pro forma                         $  3,395,000    2,618,000    2,174,000
Earnings per share
     As reported                       $       5.60         4.47         3.58
     Pro forma                         $       5.56         4.30         3.58
-----------------------------------------------------------------------------


Note 11. Off-Balance Sheet Financial Instruments and Concentrations of Credit Risk

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

These financial instruments include commitments to originate or purchase loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     At December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:

----------------------------------------------------------------------------
                                                           1996         1995
----------------------------------------------------------------------------
Unused lines, secured by residential real estate   $  6,718,000    6,265,000
Unused credit card lines                              6,785,000    5,404,000
Other unused commitments                             13,240,000    8,677,000
Standby letters of credit                               145,000      127,000
Commitments to extend credit                          4,112,000    2,313,000
----------------------------------------------------------------------------

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


Note 12. Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Due from Banks and Federal Funds Sold
The carrying value of cash and due from banks approximates their relative fair values.

Investment Securities
The fair values of investment securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments.
     Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
     Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in the actual sale.
     The fair value estimate for credit card loans is based on the carrying value of existing loans. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

Loans Held for Sale
The fair value of loans held for sale is determined by the current investor yield requirements.

Accrued Interest Receivable
The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits
The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company's net assets could increase.

Borrowed Funds
The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities.

Off-Balance-Sheet Instruments
Off-balance-sheet instruments include loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, bank premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
     The estimated fair values for the Company's financial instruments as of December 31, 1996 and 1995 were as follows:

-----------------------------------------------------------------------------
                            -- December 31, 1996 --   -- December 31, 1995 --
                              Carrying    Estimated     Carrying    Estimated
                                amount   fair value       amount   fair value
-----------------------------------------------------------------------------
Financial assets
Cash and due from banks   $  6,023,000    6,023,000    5,404,000    5,404,000
Interest-bearing deposits
     in other banks            975,000      975,000    2,700,000    2,700,000
Securities available
     for sale               18,492,000   18,492,000   34,236,000   34,236,000
Securities to be
     held to maturity       42,072,000   41,873,000   27,334,000   27,473,000
Loans held for sale            302,000      302,000    4,066,000    4,127,000
Loans (net of allowance
     for loan losses)      155,064,000  154,128,000  131,186,000  130,992,000
Accrued interest
     receivable              1,702,000    1,702,000    1,708,000    1,708,000
Financial liabilities
Deposits                   155,674,000  157,133,000  150,468,000  150,940,000
Borrowed funds              51,148,000   51,142,000   41,225,000   41,283,000
-----------------------------------------------------------------------------

Note 13. Certificates of Deposit

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

------------------------------------
1997                  $   53,237,000
1998                      14,219,000
1999                       2,835,000
2000                       1,804,000
2001                       1,442,000
                          ----------
Total                 $   73,537,000
                          ==========
------------------------------------

     Interest on time certificates of deposit of $100,000 or more was $709,000, $726,000 and $575,000 in 1996, 1995 and 1994, respectively.


Note 14. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

--------------------------------------------------------------------
                                     1996           1995        1994
--------------------------------------------------------------------
Merchant discount fees      $     196,000              -           -
--------------------------------------------------------------------

     Other operating expense includes the following items greater than 1% of revenues.

---------------------------------------------------------------------
                                           1996      1995        1994
---------------------------------------------------------------------
FDIC insurance                     $          -         -     394,000
Professional fees                             -         -     148,000
Writedowns and other expenses
     for other real estate owned              -         -     204,000
---------------------------------------------------------------------


Note 15. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 1997 will be 1997 earnings plus retained earnings of $5,142,000 from 1995 and 1996.
     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.
     The actual capital amounts and ratios for the Bank are presented in the following table:

----------------------------------------------------------------------------
                                                                       To be
                                                            well-capitalized
                                           For capital          under prompt
                                              adequacy     corrective action
                                  Actual      purposes            provisions
----------------------------------------------------------------------------
As of December 31, 1996:
Tier 2 capital to           $ 23,253,000       8,693,000          14,488,000
   risk-weighted assets            16.05%           6.00%              10.00%
                            ------------------------------------------------
Tier 1 capital to             21,442,000       5,795,000           8,693,000
   risk-weighted assets            14.80%           4.00%               6.00%
                            ------------------------------------------------
Tier 1 capital to             21,442,000       9,154,000          11,443,000
    average assets                  9.37%           4.00%               5.00%
----------------------------------------------------------------------------
As of December 31, 1995:
Tier 2 capital to             20,282,000       8,086,000          13,477,000
   risk-weighted assets            15.05%           6.00%              10.00%
                            ------------------------------------------------
Tier 1 capital to             18,597,000       5,391,000           8,086,000
   risk-weighted assets            13.80%           4.00%               6.00%
                            ------------------------------------------------
Tier 1 capital to             18,597,000       8,212,000          10,265,000
    average assets                  9.06%           4.00%               5.00%
----------------------------------------------------------------------------

     The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

----------------------------------------------------------------------------
                                                                       To be
                                                            well-capitalized
                                           For capital          under prompt
                                              adequacy     corrective action
                                  Actual      purposes            provisions
----------------------------------------------------------------------------
As of December 31, 1996:
Tier 2 capital to           $ 24,278,000     8,714,000            14,523,000
   risk-weighted assets            16.72%         6.00%                10.00%
                            ------------------------------------------------
Tier 1 capital to             22,463,000     5,809,000             8,714,000
   risk-weighted assets            15.47%         4.00%                 6.00%
                            ------------------------------------------------
Tier 1 capital to             22,463,000     9,173,000            11,466,000
    average assets                  9.80%         4.00%                 5.00%
----------------------------------------------------------------------------
As of December 31, 1995:
Tier 2 capital to             21,052,000     8,107,000            13,511,000
   risk-weighted assets            15.58%         6.00%                10.00%
                            ------------------------------------------------
Tier 1 capital to             19,363,000     5,405,000             8,107,000
   risk-weighted assets            14.33%         4.00%                 6.00%
                            ------------------------------------------------
Tier 1 capital to             19,363,000     8,228,000            10,285,000
    average assets                  9.41%         4.00%                 5.00%
----------------------------------------------------------------------------


Note 16. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):

----------------------------------------------------------
Balance Sheets
December 31,                               1996       1995
----------------------------------------------------------
Assets
Cash                                  $     603        265
Dividends receivable                        250        158
Investments                                   -        102
Investment in subsidiary                 21,456     18,798
Other assets                                414        400
                                       --------   --------
                                      $  22,723     19,723
                                       ========   ========
Liabilities and shareholders' equity
Dividends payable                     $     246        158
Shareholders' equity                     22,477     19,565
                                       --------   --------
                                      $  22,723     19,723
                                       ========   ========
----------------------------------------------------------

---------------------------------------------------------------------
Statements of Income
Years ended December 31,                   1996       1995       1994
---------------------------------------------------------------------
Investment income                     $       2          7          9
Gain (loss) on sale of investments            1          -        (12)
Other income                                  -         56         53
                                       --------   --------   --------
Total income                                  3         63         50
Other expense                                 4         65         43
                                       --------   --------   --------
Total expense                                 4         65         43
Equity in earnings of Bank:
Remitted                                    488        353        320
Unremitted                                2,937      2,369      1,847
                                       --------   --------   --------
Net income                            $   3,424      2,720      2,174
                                       ========   ========   ========
---------------------------------------------------------------------



----------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                   1996        1995       1994
----------------------------------------------------------------------
Cash flows from operating activities:
Net income                            $   3,424       2,720      2,174
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Net realized (gain) loss on sale of
     securities available for sale           (1)          -         12
Decrease (increase) in other assets         (14)         25        (64)
Unremitted earnings of Bank              (2,937)     (2,369)    (1,847)
                                       --------    --------   --------
Net cash provided by operating activities   472         376        275
                                       --------    --------   --------
Cash flows from investment activities:
Proceeds from sales and maturities of
     securities available for sale          102         486        217
Purchases of investments                      -        (490)       (98)
                                       --------    --------   --------
Net cash provided by investing activities   102          (4)       119
                                       --------    --------   --------
Cash flows from financing activities:
Proceeds from sale of stock                 248          44         57
Purchase of Treasury stock                  (26)        (54)         -
Sale of Treasury stock                       30          53          -
Dividends paid                             (488)       (353)      (320)
                                       --------    --------   --------
Net cash used in financing activities      (236)       (310)      (263)
                                       --------    --------   --------
Net increase in cash                        338          62        131
Cash, beginning of year                     265         203         72
                                       --------    --------   --------
Cash, end of year                       $   603         265        203
                                       ========    ========   ========
---------------------------------------------------------------------

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

The following Directors' terms expire in 1997, and each will be nominated for re-election for a three-year term:
     Daniel R. Daigneault, 44, has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     Robert B. Gregory, 43, was elected a Director of the Company and the Bank in October, 1987. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.
     Parker L. Spofford, 68, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1979. Mr. Spofford is a Realtor in Waldoboro, Maine. He has been active in that capacity since 1955 and is a Past President of the Maine Association of Realtors as well as a former director of the National Association of Realtors. He began his banking affiliation with the Provident Institution for Savings in Boston and has served in an advisory capacity for the former Depositors Trust Company and the former Heritage Savings Bank.

The following Directors' terms will expire in 1998:
     M. Robert Barter, 67, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1982, and Chairman of both the Company and the Bank since April, 1989. Mr. Barter has owned and operated Bob's Photo-TV store in Boothbay Harbor, Maine since 1953. Mr. Barter is also serving as Town Clerk for the Town of Boothbay Harbor and is County Commissioner for Lincoln County, Maine. Representing Maine, Mr. Barter is a Director of the National Association of Counties in Washington, DC.
     Bruce A. Bartlett, 63, has been a member of the Board of Directors since the Company's organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company until his retirement on April 26, 1994 and as President and Chief Executive Officer of the Bank until his retirement on March 7, 1994. He has served as a Director of the Bank since 1981.
     Malcolm E. Blanchard, 62, has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.

The following Directors' terms will expire in 1999:
     Katherine M. Boyd, 46, was elected a Director of the Company and the Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd is a director of the Boothbay Region YMCA, Chairperson of the YMCA Annual Fund Drive, and past Chairperson of the YMCA Camp Committee.
     Carl S. Poole, Jr., 51, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr.

Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr., 50, was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County. He has served on the Boards of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the Wiscasset Library. He was Selectman, Town of Westport from 1975 to
1976 and served as Chairman of the Board of Selectmen from 1993 to 1995.

     The Bank has seven standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, Personnel/Retirement, Directors' Loan, and Compliance. The Compensation Committee is a subcommittee of the Executive Committee. In addition to the committee memberships stated in the above biographies, all members of the Board serve on the Asset/Liability Committee. Certain members of management also serve on some committees. The aggregate attendance of committee meetings by members of the Board of Directors in 1996 was in excess of 90%. The Company has no standing committees of the Board of Directors.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the reporting requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Bank:

Name and Age (1)        Office & Position                      Period Served
--------------------    -----------------------------------    -------------
Daniel R. Daigneault    President & Chief Executive Officer     1994 to date
44                      of the Company and of the Bank

F. Stephen Ward         Treasurer of the Company;               1993 to date
43                      Vice President and Chief
                        Financial Officer of the Bank

Donald C. Means         Clerk of the Company;                   1973 to date
59                      Senior Vice President and
                        Senior Loan Officer of the Bank

Walter F. Vietze        Senior Vice President and               1984 to date
55                      Senior Operations Officer of the Bank

John T. Blamey          Vice President and Banking Services     1994 to date
50                      Officer of the Bank

Edythe A. Jordan        Vice President and Trust Officer        1992 to date
52                      of the Bank

Michael T. Martin       Vice President and Credit               1993 to date
41                      Administration Officer of the Bank

Alden B. McFarland      Vice President and Commercial Loan      1988 to date
49                      Officer of the Bank

Janet E. Spear          Vice President and Mortgage Loan        1990 to date
54                      Officer of the Bank

Deborah C. Yates        Vice President and Loan Operations      1992 to date
48                      Officer and Trust Operations
                        Officer of the Bank
(1) As of December 31, 1996

     Daniel R. Daigneault has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial
Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has been employed by the Bank since 1990. Mr. Ward served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Downeast Enterprises, Inc. He is presently completing a Masters of Business Administration degree in Finance.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by First National Bank of Boston, a major New England financial institution. While there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     John T. Blamey has been employed by the Bank since 1989. Mr. Blamey has held various positions and most recently served as Strategic Planning Director prior to assuming his responsibilities as Vice President of Banking Services. Prior to joining the Bank, Mr. Blamey retired from the United States Air Force as Lieutenant Colonel.
     Edythe A. Jordan joined the Bank in 1992 as Vice President and Trust Officer. She has 27 years' experience in trust banking with Key Trust Company and Casco Northern Bank. She most recently served as manager of Key Trust Company's Presque Isle, Maine, office.
     Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.
     Alden B. McFarland has been employed by the Bank since 1975. From 1984 to 1988, Mr. McFarland served as Assistant Vice President and Commercial Loan Officer of the Bank.
     Janet E. Spear has been employed by the Bank since 1977. Mrs. Spear served as Assistant Vice President and Mortgage Loan Officer of the Bank from 1987-1990, and as Mortgage Loan Officer from 1985-87. From 1982 to 1985 she was the Manager of the Bank's Waldoboro office.
     Deborah C. Yates has been employed by the Bank since 1971. Ms. Yates served as Assistant Vice President and Loan Operations Officer from 1986 to 1992.
     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

ITEM 11. Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer during 1995 and 1996, and to the two individuals that served as President and Chief Executive Officer during 1994. No other Executive Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 1996, 1995 and 1994.

----------------------------------------------------------------------------
                                       Annual                      Long Term
                                   Compensation                 Compensation
                        -------------------------------------   ------------
Name and
Principal
Position                Year     Salary   Bonus(2)     Other       # Options
----------------------------------------------------------------------------
Daniel R. Daigneault    1996   $143,000   $ 15,730   $  7,425(3)       2,000
President and CEO       1995    130,000     15,839      1,386         16,000
                     (1)1994     85,000     21,000        -0-            -0-
----------------------------------------------------------------------------
Bruce A. Bartlett       1996        -0-        -0-        -0-            -0-
President and CEO       1995        -0-        -0-        -0-            -0-
                     (1)1994     54,000        -0-     61,000            -0-
----------------------------------------------------------------------------
(1) Mr. Daigneault joined the Bank on March 7, 1994 and succeeded Mr. Bartlett as President and CEO of the Company when Mr. Bartlett retired on April 26, 1994. 1994 salaries reflect only a partial year for both individuals.
(2) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(3) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officer in the 401-k Plan. In 1996 the Company and The First National Bank of Damariscotta contributed to the First National Bank of Damariscotta Savings and Investment Plan, a matching amount of 15% of the salary deferred by Mr. Daigneault and a profit-sharing component of 4% of Mr. Daigneault's earnings, which were subject to IRS regulations which limit the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $150,000. These percentages were equivalent to the 401-
(k) Plan match and profit sharing contributions made for all eligible employees.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, is paid a director's fee in the amount of $350 for each meeting attended and $100 for each meeting attended of a committee of which the director is a member. The Chairman of the Board is paid an annual fee of $13,500. Directors may elect to defer their fees to be invested in shares of Company stock. As of December 31, 1996, M. Robert Barter and Parker L. Spofford elected to have 100% of their fees invested under the Directors' Compensation Deferral Agreement. Certain Board members are also paid fees for appraisals and consulting services, and such fees are on terms no more favorable to the recipient than are generally available to the Bank for such services from other providers in the area. Fees paid to Directors as a group in 1996 totaled $54,150. No directors' fees are paid to Directors of the Company as such.
     President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.

Executive Compensation Committee Report

     The Compensation Committee consists of the members of the Executive Committee of the Board of Directors, which is comprised of four outside Directors including the Chairman of the Board. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions within the State of Maine, plus a short-term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a greater portion of employee compensation from base salary to performance based payments. The program, which was developed by Mike Higgins & Associates, Inc., is currently being utilized by over 200 banks across the country. In 1996, total cash payout under this Stakeholder Performance Compensation program was 11.00% of the participating employees' base salaries. The cash payout may be deferred to the following calendar year.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 1996 some of the indicators were: loan volume, deposit volume, non-performing loan levels, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparably sized financial institutions within the State of Maine. The survey was conducted by an independent accounting firm.
The committee took into consideration the salary ranges and actual salaries paid to Presidents and CEOs of similar banks in establishing the base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     President Daigneault's base compensation for 1996 was based on the Company's overall financial performance in 1995, which, in the opinion of the Compensation Committee, was considered very good. All 1995 goals set for President Daigneault were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Also considered were the actual salaries of CEOs of other financial institutions of similar size and complexity, located within the State of Maine. Taking these various factors into consideration, the committee increased his base salary by 10% as of January 1, 1996.
     President Daigneault's 1996 bonus compensation was 11.00% of base compensation, paid in accordance with the Company's Stakeholder Performance Compensation program for all employees, which was described previously.
           Compensation Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           David B. Soule, Jr.
           Parker L. Spofford.

Stock Option Plan

     In addition to the cash compensation, in April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of four outside directors. During 1995 and 1996, stock options were granted under the 1995 Stock Option Plan and set forth in the accompanying table.
           Option Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           Robert B. Gregory.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 1996, Directors Barter, Blanchard, Soule and Spofford served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan which covers a period of two to ten years.
     The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 1996:

Option Grants During the Year Ended December 31, 1996
-------------------------------------------------------------------------------
                      Number      % of                     Potential realizable
                          of     total                         value at assumed
                  securities   options  Exercise                 rates of stock
                  underlying   granted     price    Expir-         appreciation
                     options in fiscal       per    ation    for option term(1)
                     granted      year  share(2)  date (3)        5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault   2,000     33.3%   $33.00  01/26/06   $ 41,507   $ 98,422
All other employees    4,000     66.7%    33.00  01/26/06     83,014    196,844
All optionees          6,000    100.0%    33.00  01/26/06    124,521    295,266
-------------------------------------------------------------------------------
1) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. These values have also not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.
2) Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.
3) The Stock Option Plan requires a vesting period of two years after the date granted before 50% of the options may be exercised, and five years after the date granted before 100% of the options may be exercised. All options expire 10 years after the date granted.

     The following table sets forth information with respect to the named executive and all other optionees concerning the exercise of options during 1996 and unexercised options held as of December 31, 1996:

Aggregated Option Exercises in 1996 and December 31, 1996 Option Values
-------------------------------------------------------------------------------
                                     Number of securities              Value of
                                               underlying           unexercised
                                              unexercised          in-the-money
                                                  options               options
                                              at year end           at year end
                                     --------------------   -------------------
           Shares acquired    Value      Exer-    Unexer-      Exer-    Unexer-
               on exercise realized    cisable    cisable    cisable    cisable
-------------------------------------------------------------------------------
Daniel R.
Daigneault            -0-       -0-        -0-     18,000        -0-   $256,500
All other
employees             -0-       -0-        -0-     12,000        -0-   $152,000

All optionees         -0-       -0-        -0-     30,000        -0-   $408,500
-------------------------------------------------------------------------------

Description of the Company's Benefit Plans

     The Company has reserved 60,000 shares of its common stock (15,000 shares prior to the four-for-one stock split on November 1, 1989) to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 1996, 26,389 shares had been issued pursuant to these plans, leaving 33,611 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares for these plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of service (500 hours during a 12 month period). Eligible employees may contribute a percentage of compensation, up to a maximum of 15% annually. The Bank may, by annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors with the assistance of Berry, Dunn, McNeil & Parker, the Company's independent public accountants.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and re-allocated among the accounts of the remaining plan participants. The Bank paid $24,000 in matching contributions and $97,000 in profit-sharing contributions to this plan in 1996. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 1996, 9,690 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987. Originally, 5,000 shares of the Company's common stock were allocated to this plan. The number of allocated shares was increased to 20,000 in 1989 as the result of a four-for-one stock split. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is based on fair market value as determined by the Plan Committee appointed by the Board of Directors. As of December 31, 1996, 6,911 shares of the Company's stock had been purchased pursuant to the plan.
     On January 15, 1987, the Bank adopted a Compensation Deferral Agreement pursuant to which Directors (other than the Chief Executive Officer) are permitted to defer payment of directors' fees until their retirement from the Board. The Savings and Investment Plan Committee has sole discretion to invest the deferred fees as it sees fit. Two Directors had signed Compensation
Deferral Agreements for 1996.
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.

     On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the Option Plan) for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 50,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
Code) to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and the number of shares to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death.
Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year may generally not exceed $100,000.
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held, provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

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

Insert Performance Graph from Excel

Performance graph data:
-------------------------------------------------------------------
             1991      1992      1993      1994      1995      1996
-------------------------------------------------------------------
FNLC       100.00    106.13    135.13    181.93    245.25    311.54
S&P 500    100.00    107.43    118.11    119.61    164.03    201.24
NASD Bank  100.00    152.02    196.67    198.84    287.95    363.26
-------------------------------------------------------------------

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock beneficially owned (1) as of December 31, 1996 by each Director and Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group:

     ---------------------------------------------------
     Name                     Number of          Percent
     of Director                 Shares     Ownership(1)
     -------------------      ---------     ------------
     M. Robert Barter            10,092            1.64%
     Bruce A. Bartlett            2,300             .37%
     Malcolm E. Blanchard         6,828            1.11%
     Katherine M. Boyd            2,010             .33%
     Daniel R. Daigneault         3,010             .49%
     Robert B. Gregory            2,510             .41%
     Carl S. Poole, Jr.          20,691            3.36%
     David B. Soule, Jr.          1,433             .23%
     Parker L. Spofford           6,391            1.04%
                                -------           ------
     Total ownership of all
     Directors and Executive
     Officers as a group         60,807            9.87%
     ---------------------------------------------------
     (1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person listed.

     To the knowledge of the management of the Company, the following shareholders beneficially owned more than 5% of First National Lincoln Corporation stock as of December 31, 1996.

     -----------------------------------------------------------------------
     Name & Address of Beneficial Owner             Amount        Percentage
     -------------------------------------   -------------        ----------
     Daniel P. Thompson, Edith I. Thompson   35,201 shares             5.71%
     HC 61 Box 039, New Harbor, ME 04545
     -----------------------------------------------------------------------

ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their associates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others.
     In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 1996 to the Company's Directors, Executive Officers and their associates was $2,456,000, which constituted 1.56% of the Bank's total loans outstanding at that date.

ITEM 14. Exhibits

     Exhibit 3 Articles of Incorporation and Bylaws, filed as Exhibit 3 to Company's Registration Statement No. 2-96573.

     Exhibit 3.1 Articles of Amendment, filed as part of Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 3.2 Amendments to Articles of Incorporation filed as part of
Exhibit 3 to the Company's quarterly filing on Form 10-Q for the second quarter of 1996.

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

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By         Daniel R. Daigneault
                              Daniel R. Daigneault, President

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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