Form 10-Q
period 1997-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1997-05-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      March 31, 1997




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at March 31, 1997
       Common Stock, Par One Cent                         616,125

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                      Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                               1  -  2
            March 31, 1997, March 31, 1996, and December 31, 1996.

          Consolidated Statements of Income -                         3  -  4
            Three months ended March 31, 1997 and March 31, 1996.

          Consolidated Statements of Cash Flows -                     5  -  6
            Three months ended March 31, 1997 and March 31, 1996.

          Footnotes to Financial Statements -                               7
            Three months ended March 31, 1997 and March 31, 1996.

     Item 2: Management's discussion and analysis of                  8  - 11
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            12

     Item 2: Changes in Securities                                        13

     Item 3: Defaults Upon Senior Securities                              14

     Item 4: Submission of Matters to a Vote of Security Holders          15

     Item 5: Other Information                                            16

     Item 6: Exhibits and reports on Form 8-K.                            17

Signatures                                                                18

   FIRST NATIONAL LINCOLN CORPORATION
             AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS
             (000  OMITTED)


                                          3/31/97     3/31/96     12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $5,981      $4,044      $6,023
Interest bearing deposits in other banks         1           0         975

Investments:

 Available for sale                         16,168      29,672      18,492

 Held to maturity (market values $54,589
   at 3/31/97, $35,729 at 3/31/96 and
   $41,873 at 12/31/96)                     55,059      36,351      42,072

Loans held for sale (market value $302
   at 12/31/96)                                  0           0         302

Loans                                      161,432     140,705     156,970
Less allowance for loan losses               1,852       1,961       1,906

     Net loans                             159,580     138,744     155,064

Accrued interest receivable                  1,830       1,788       1,702
Bank premises and equipment                  4,164       4,057       4,172
Other real estate owned                        674         889         814
Other assets                                 1,174         914       1,152

        Total Assets                      $244,631    $216,459    $230,768



Liabilities & Stockholders' Equity

Demand deposits                            $12,625     $12,820     $14,786
NOW deposits                                24,858      25,830      26,349
Money market deposits                        5,073       5,771       6,314
Savings deposits                            34,004      33,733      34,688
Certificates of deposit                     63,796      58,883      61,476
Certificates $100M and over                 13,520      13,015      12,061

     Total deposits                       $153,876    $150,052    $155,674














Page1

BALANCE SHEETS CONT.



                                          3/31/97     3/31/96     12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)


Borrowed funds                              65,694      44,692      51,148
Other liabilities                            1,807       1,617       1,469

     Total Liabilities                     221,377     196,361     208,291

Shareholders' Equity:

Common stock                                     6       1,527           6
Additional paid-in capital                   4,486       2,753       4,486
Retained earnings                           18,754      15,765      17,971
Net unrealized gains (losses) on available-
   for-sale securities                          10          53          14
Treasury stock                                  (2)          0           0

    Total Stockholders' Equity              23,254      20,098      22,477

       Total Liabilities & Stockholders'  $244,631    $216,459    $230,768

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF INCOME
                (000 OMITTED)

                                     For the three months ended March 31,
                                                 1997            1996
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,513          $3,130
     Interest on deposits with other banks           13               4
     Interest and dividends on investments        1,087           1,091

     Total interest income                        4,613           4,225

Interest expense:

     Interest on deposits                         1,378           1,440
     Interest on borrowed funds                     780             587

     Total interest expense                       2,158           2,027

Net interest income                               2,455           2,198

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           2,455           2,198

Other operating income:

     Trust department income                         81              80
     Service charges on deposit accounts            130             119
     Net securities gains (losses)                    0               6
     Other operating income                         105              95

     Total other operating income                   316             300


Other operating expenses:

     Salaries and employee benefits                 809             758
     Occupancy expense                               87              86
     Furniture and equipment expense                141             145
     Other                                          403             411

     Total other operating expenses               1,440           1,400

STATEMENTS OF INCOME CONT.



                                                 1997            1996
                                              (Unaudited)     (Unaudited)


Income before income taxes                        1,331           1,098
Applicable income taxes                             418             353

NET INCOME                                         $913            $745


Earnings per common share:

     Net income                                   $1.48           $1.22
     Dividends declared                           $0.21           $0.17

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the three months ended March 31,

                                                          1997          1996
                                                    (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                              $913          $745
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         131           132
      Provision for loan losses                              0             0
      Loans originated for resale                         (402)            0
      Proceeds from sales and transfers of loans           704             0
      Net (gain) loss on sale of investments                 0            (6)
      Provision for losses on other real estate owned        0             0
      Losses related to other real estate owned             14            11
      Net change in other assets                          (150)           64
      Net change in other liabilities                      455           141
      Net amortization of premium on investments            47            17

        Net cash provided by operating activ             1,712         1,104

Cash flows from investing activities:
     Proceeds from sales of investments                      0         3,500
     Proceeds from maturities of investments             5,819         4,370
     Maturities of interest-bearing deposits               974         2,700
     Proceeds from sales of other real estate              126           170
     Additional investment in other real estat               0             0
     Purchase of investments                           (16,535)      (12,319)
     Net decrease (increase) in loans                   (4,516)       (3,831)
     Capital expenditures                                 (122)          (42)

          Net cash used in investing activities        (14,254)       (5,452)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (5,577)       (2,021)
     Net increase (decrease) in certificates of deposit  3,779         1,605
     Net increase (decrease) in other borrowings        14,546         3,467
     Proceeds from sale of Treasury stock                   45             3
     Payment to repurchase common stock                    (47)            0
     Net proceeds from stock issuance                        0            38
     Dividends paid                                       (246)         (104)

          Net cash provided by financing activities     12,500         2,988

STATEMENTS OF CASH FLOWS CONT.



                                                          1997          1996
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                        (42)       (1,360)
Cash and cash equivalents at beginning
   of period                                             6,023         5,404

 Cash and cash equivalents at end of
    period                                              $5,981        $4,044

Interest paid                                           $2,056        $1,947
Income taxes paid                                           25             8
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          0           423
    Loans held for sale transferred to loan portfolio        0         4,066
    Net change in unrealized gain (loss) on
        available for sale securities                       (6)         (226)

FOOTNOTES TO FINANCIAL STATEMENTS



1. At the Company's annual meeting held on April 30, 1996, shareholders approved an amendment to increase the number of shares of common stock authorized for issuance from 1,200,000 to 6,000,000, and to change the par value of the common stock from no par value to $.01 cent per share.

2. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the three months ended March 31, 1997 was $913,000, an increase of 22.6% over 1996's net income of $745,000.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1997 was $2,455,000, a 11.7% increase over 1996's net interest income of $2,198,000. Total interest income of $4,613,000 is a 9.2% increase over 1996's total interest income of $4,225,000. Total interest expense of $2,158,000 is a 6.5% increase over 1996's total interest expense of $2,027,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first three months of 1997. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $174,000 at March 31, 1997. The portion of the allowance for loan losses allocated to impaired loans at March 31, 1997 was $34,000.

NON-INTEREST INCOME

     Non-interest income of $316,000 for the three months ended March 31, 1997 was an increase of 5.3% from 1996's non-interest income of $300,000.

NON-INTEREST EXPENSE

     Non-interest expense of $1,440,000 for the three months ended March 31, 1997 is an increase of 2.9% from 1996's non-interest expense of $1,400,000.

INCOME TAXES

     Income taxes on operating earnings increased to $418,000 for the first three months of 1997 from $353,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.



DEPOSITS AND BORROWED FUNDS

     Deposits as of March 31, 1997 increased by 2.5% or $3,824,000 from March 31, 1996. Demand deposits decreased by 1.5% or $195,000, NOW deposits decreased by 3.8% or $972,000, savings deposits increased by 0.8% or $271,000, money market deposits decreased by 12.1% or $698,000 and certificates of deposit increased by 7.5% or $5,418,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 47.0% or $21,002,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of March 31, 1997 was $23,254,000 compared to $20,098,000 for the same period in 1996. The reason for this increase was the strong earnings performance in the year 1996 and the first three months of 1997.

     During 1996, the Company increased its dividend once cent each quarter to end the year at a dividend rate of 20 cents per share. In addition, a special cash dividend of 20 cents per share was declared in the fourth quarter of 1996. In the first quarter of 1997, dividends were increased one cent again to 21 cents per share.

     Leverage capital ratios for the Company were 9.51% and 9.28%, respectively, at March 31, 1997 and March 31, 1996. The Bank had a tier one risk-based capital ratio of 15.21% and tier two risk-based capital ratio of 16.46% at March 31, 1997, compared to 13.94% and 15.19%, respectively, at March 31, 1996. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of March 31, 1997 the Bank had primary sources of liquidity of $40,278,000, or 16.5% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

     At March 31, 1997 and 1996, loans on a non-accrual status totaled $439,000 and $526,000, respectively. In addition to loans on a non-accrual status at March 31, 1997 and 1996, loans past due greater than 90 days totaled $221,000 and $111,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

As of March 31, 1997 stockholders' equity was increased by $10,000 due to a net unrealized gain in the available-for-sale portfolio.

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

ACCOUNTING PRONOUNCEMENTS

SFAS No. 122, "Accounting for Mortgage Servicing Rights" was adopted in 1996. SFAS requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. The adoption of this statement did not have a material effect on the financial statements.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has elected the intrinsic value method. The financial statements are not affected.

SFAS No. 125, as amended by SFAS No. 127, relates to the the accounting for transfers and servicing of financial assets and extinguishments of certain liabilities and is effective for years beginning January 1, 1997. The adoption of this statement did not have an effect on the financial statements.

SFAS No. 128, "Earnings per Share", and SFAS No. 129, Disclosure of Information about Capital Structure", were issued in February 1997 and are effective for interim and annual periods ending after December 15, 1997. The effect of adopting these statements has not been determined.

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

None

ITEM 5:     Other Information

None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first six months ended March 31, 1997 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 13, 1997                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 13, 1997                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer