Form 10-Q
period 1997-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1997-08-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      June 30, 1997




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at June 30, 1997
       Common Stock, Par One Cent                         616,088

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            June 30, 1997, June 30, 1996, and December 31, 1996.

          Consolidated Statements of Income -                          3 - 4
            Six months ended June 30, 1997 and June 30, 1996.

          Consolidated Statements of Income -                          5 - 6
            Quarter ended June 30, 1997 and June 30, 1996.

          Consolidated Statements of Cash Flows -                      7 - 8
            Six months ended June 30, 1997 and June 30, 1996.

          Footnotes to Financial Statements -                              9
            Six months ended June 30, 1997 and June 30, 1996.

     Item 2: Management's discussion and analysis of                 10 - 13
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            14

     Item 2: Changes in Securities                                        15

     Item 3: Defaults Upon Senior Securities                              16

     Item 4: Submission of Matters to a Vote of Security Holders     17 - 19

     Item 5: Other Information                                            20

     Item 6: Exhibits and reports on Form 8-K.                            21

Signatures                                                                22

   FIRST NATIONAL LINCOLN CORPORATION
             AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS
             (000  OMITTED)


                                           6/30/97     6/30/96    12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $6,833      $5,884      $6,023
Interest bearing deposits in other banks         0           3         975

Investments:

 Available for sale                         15,161      28,431      18,492

 Held to maturity (market values $53,827
   at 6/30/97, $37,076 at 6/30/96 and
   $41,873 at 12/31/96)                     54,086      37,786      42,072

Loans held for sale (market value $302
   at 12/31/96)                                  0           0         302

Loans                                      169,190     148,745     156,970
Less allowance for loan losses               1,823       1,973       1,906

     Net loans                             167,367     146,772     155,064

Accrued interest receivable                  2,111       1,862       1,702
Bank premises and equipment                  4,188       3,958       4,172
Other real estate owned                        416         756         814
Other assets                                 1,495       1,182       1,152

        Total Assets                      $251,657    $226,634    $230,768



Liabilities & Stockholders' Equity

Demand deposits                            $12,973     $13,076     $14,786
NOW deposits                                26,852      25,675      26,349
Money market deposits                        4,156       4,974       6,314
Savings deposits                            33,328      33,172      34,688
Certificates of deposit                     64,149      58,606      61,476
Certificates $100M and over                 15,216      13,331      12,061

     Total deposits                       $156,674    $148,834    $155,674














Page1

BALANCE SHEETS CONT.



                                          6/30/97     6/30/96     12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)


Borrowed funds                              69,115      55,498      51,148
Other liabilities                            1,747       1,525       1,469

     Total Liabilities                     227,536     205,857     208,291

Shareholders' Equity:

Common stock                                     6           6           6
Additional paid-in capital                   4,486       4,281       4,486
Retained earnings                           19,612      16,500      17,971
Net unrealized gains (losses) on available-
   for-sale securities                          21         (10)         14
Treasury stock                                  (4)          0           0

    Total Stockholders' Equity              24,121      20,777      22,477

       Total Liabilities & Stockholders'
            Equity                        $251,657    $226,634    $230,768

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF INCOME
                (000 OMITTED)

                                        For the six months ended June 30,
                                                 1997            1996
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $7,227          $6,388
     Interest on deposits with other banks           24               6
     Interest and dividends on investments        2,291           2,154

     Total interest income                        9,542           8,548

Interest expense:

     Interest on deposits                         2,818           2,792
     Interest on borrowed funds                   1,711           1,256

     Total interest expense                       4,529           4,048

Net interest income                               5,013           4,500

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           5,013           4,500

Other operating income:

     Trust department income                        170             157
     Service charges on deposit accounts            275             249
     Net securities gains (losses)                    0               2
     Other operating income                         246             208

     Total other operating income                   691             616


Other operating expenses:

     Salaries and employee benefits               1,601           1,481
     Occupancy expense                              169             167
     Furniture and equipment expense                292             289
     Other                                          860             834

     Total other operating expenses               2,922           2,771

STATEMENTS OF INCOME CONT.



                                                 1997            1996
                                              (Unaudited)     (Unaudited)


Income before income taxes                        2,782           2,345
Applicable income taxes                             876             755

NET INCOME                                       $1,906          $1,590


Earnings per common share:

     Net income                                   $3.09           $2.60
     Dividends declared                           $0.43           $0.35

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF INCOME
                (000 OMITTED)

                                           For the quarter ended June 30,
                                                 1997            1996
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,714          $3,258
     Interest on deposits with other banks           11               2
     Interest and dividends on investments        1,204           1,063

     Total interest income                        4,929           4,323

Interest expense:

     Interest on deposits                         1,440           1,352
     Interest on borrowed funds                     931             669

     Total interest expense                       2,371           2,021

Net interest income                               2,558           2,302

Provision for loan losses                             0               0

     Net interest income after provision
        for loan losses                           2,558           2,302

Other operating income:

     Trust department income                         89              77
     Service charges on deposit accounts            145             130
     Net securities gains (losses)                    0              (4)
     Other operating income                         141             113

     Total other operating income                   375             316


Other operating expenses:

     Salaries and employee benefits                 792             723
     Occupancy expense                               82              81
     Furniture and equipment expense                151             144
     Other                                          457             423

     Total other operating expenses               1,482           1,371

STATEMENTS OF INCOME CONT.



                                                 1997            1996
                                              (Unaudited)     (Unaudited)


Income before income taxes                        1,451           1,247
Applicable income taxes                             458             402

NET INCOME                                         $993            $845


Earnings per common share:

     Net income                                   $1.61           $1.38
     Dividends declared                           $0.22           $0.18

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the six months ended June 30,

                                                          1997          1996
                                                    (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $1,906        $1,590
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         272           263
      Provision for loan losses                              0             0
      Loans originated for resale                         (782)            0
      Proceeds from sales and transfers of loans         1,084             0
      Net (gain) loss on sale of investments                 0            (2)
      Provision for losses on other real estate owned        0            15
      Losses related to other real estate owned             20             6
      Net change in other assets                          (852)         (600)
      Net change in other liabilities                      389           501
      Net amortization of premium on investments            15            68

        Net cash provided by operating activities        2,052         1,841

Cash flows from investing activities:
     Proceeds from sales of investments                      0         4,479
     Proceeds from maturities of investments             8,958         6,492
     Maturities of interest-bearing deposits               975         2,697
     Proceeds from sales of other real estate              429           264
     Additional investment in other real estate owned       (1)           (4)
     Purchase of investments                           (17,645)      (15,776)
     Net decrease (increase) in loans                  (12,222)      (11,910)
     Capital expenditures                                 (323)          (75)

          Net cash used in investing activities        (19,829)      (13,833)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (4,828)       (3,278)
     Net increase (decrease) in certificates of deposit  5,828         1,644
     Net increase (decrease) in other borrowings        17,967        14,273
     Proceeds from sale of Treasury stock                   45            29
     Payment to repurchase common stock                    (49)          (26)
     Net proceeds from stock issuance                        0            44
     Dividends paid                                       (376)         (214)

          Net cash provided by financing activities     18,587        12,472

STATEMENTS OF CASH FLOWS CONT.



                                                          1997          1996
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                        810           480
Cash and cash equivalents at beginning
   of period                                             6,023         5,404

 Cash and cash equivalents at end of
    period                                              $6,833        $5,884



Interest paid                                           $4,427        $4,064
Income taxes paid                                          819           584

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         50           390
    Loans held for sale transferred to loan portfolio        0         4,066
    Net change in unrealized gain (loss) on
        available for sale securities                       11          (212)

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the six months ended June 30, 1997 was $1,906,000, an increase of 19.9% over 1996's net income of $1,590,000. Net income for the quarter ended June 30, 1997 was $993,000. This is a 17.5% increase over 1996's net income of $845,000.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1997 was $5,013,000, an 11.4% increase over 1996's net interest income of $4,500,000. Total interest income of $9,542,000 is a 11.6% increase over 1996's total interest income of $8,548,000. Total interest expense of $4,529,000 is a 11.9% increase over 1996's total interest expense of $4,048,000.

     Net interest income for the quarter ended June 30, 1997 was $2,558,000. This is an 11.1% increase over 1996's net interest income of $2,302,000. Total interest income was $4,929,000, a 14.0% increase over 1996's total interest income of $4,323,000. Total interest expense of $2,371,000 is a 17.3% increase over 1996's total interest expense of $2,021,000.

PROVISION FOR LOAN LOSSES

     No provision to the allowance for loan losses was made during the first six months of 1997. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $592,000 at June 30, 1997. The portion of the allowance for loan losses allocated to impaired loans at June 30, 1997 was $143,000.

NON-INTEREST INCOME

     Non-interest income of $691,000 for the six months ended June 30, 1997. This is an increase of 12.2% from 1996's non-interest income of $616,000. Non-interest income for the quarter ended June 30, 1997 was $375,000, an 18.7% increase over the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $2,922,000 for the six months ended June 30, 1997 is an increase of 5.4% from 1996's non-interest expense of $2,771,000. Non-interest expense for the quarter ended June 30, 1997 was $1,482,000, an 8.1% increase over the same period a year ago.

INCOME TAXES

     Income taxes on operating earnings increased to $876,000 for the first six months of 1997 from $755,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS

     Deposits as of June 30, 1997 increased by 5.3% or $7,840,000 from June 30, 1996. Demand deposits decreased by 0.8% or $103,000, NOW deposits increased by

MANAGEMENT'S DISCUSSION CONT.


4.6% or $1,177,000, savings deposits increased by 0.5% or $156,000, money market deposits decreased by 16.4% or $818,000 and certificates of deposit increased by 10.3% or $7,428,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 24.5% or $13,617,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of June 30, 1997 was $24,121,000 compared to $20,777,000 for the same period in 1996. The reason for this increase was the strong earnings performance in the year 1996 and the first six months of 1997.

     During 1996, the Company increased its dividend one cent each quarter to end the year at a dividend rate of 20 cents per share. In addition, a special cash dividend of 20 cents per share was declared in the fourth quarter of 1996. Dividends were increased one cent in the first quarter of 1997 to 21 cents per share and again in the second quarter to 22 cents per share.

     Leverage capital ratios for the Company were 9.58% and 9.17%, respectively, at June 30, 1997 and June 30, 1996. The Bank had a tier one risk-based capital ratio of 15.29% and tier two risk-based capital ratio of 16.49% at June 30, 1997, compared to 14.06% and 15.31%, respectively, at June 30, 1996. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of June 30, 1997 the Bank had primary sources of liquidity of $40,707,000, or 16.2% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

MANAGEMENT'S DISCUSSION CONT.


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

     At June 30, 1997 and 1996, loans on a non-accrual status totaled $646,000 and $798,000, respectively. In addition to loans on a non-accrual status at June 30, 1997 and 1996, loans past due greater than 90 days totaled $141,000 and $45,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

As of June 30, 1997 stockholders' equity was increased by $21,000 due to a net unrealized gain in the available-for-sale portfolio.

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

MANAGEMENT'S DISCUSSION CONT.



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

SFAS No. 125, as amended by SFAS No. 127, relates to the accounting for transfers and servicing of financial assets and extinguishments of certain liabilities and is effective for years beginning January 1, 1997. The adoption of this statement did not have an effect on the financial statements.

SFAS No. 128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure", were issued in February 1997 and are effective for interim and annual periods ending after December 15, 1997. The effect of adopting these statements has not been determined.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 29, 1997, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 17, 1997 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 615,046 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at nine.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at nine.
     The results of the shareholder voting had 529,994 shares in favor, 1,299 shares against, 616 shares withheld voting, and 83,137 shares not voting.

PROPOSAL 2:  Election of Directors

     The following were nominees for three-year terms as Director:

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

     The following Directors' terms will expire in 1998:

     M. Robert Barter has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1982, and Chairman of both the Company and the Bank since April, 1989. Mr. Barter has owned and operated Bob's Photo-TV Store in Boothbay Harbor, Maine since 1953. Mr. Barter is also serving as Town Clerk for the Town of Boothbay Harbor and is County Commissioner for Lincoln County, Maine. Representing Maine, Mr. Barter is a Director of The National Association of Counties in Washington, D.C.

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

     The following Directors' terms will expire in 1999:

     Katherine M. Boyd was elected a Director of the Company and Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd is a director of the Boothbay Region YMCA, Chairperson of the YMCA Annual Fund Drive, and past chairperson of the YMCA Camp Committee.

     Carl S. Poole has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

     David B. Soule, Jr. was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been praticing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Adminstrator, Lincoln County. He has served on the Board of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the Wiscasset Library. He was Selectman, Town of Westport from 1975 to 1976 and served as Chairman of the Board of Selecman from 1993 to 1995.

     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other coporation with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act or subject to the reporting requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

     The results of the shareholder voting had 528,319 shares in favor, 3,590 withheld voting, and 83,137 shares not voting.

PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 1996. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 1997. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

The results of the shareholder voting had 531,722 shares in favor, 132 shares against, 55 withheld voting, and 83,137 not voting.

ITEM 5:     Other Information

     On May 5, 1997, the Bank acquired, through purchase, a two story commercial building on Commercial Street in Rockport, Maine. The Bank intends to open a full-service branch for business in the fall of 1997, pending regulatory approval.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first six months ended June 30, 1997 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 13, 1997                                  Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 13, 1997                                  F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer