Form 10-Q
period 1997-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1997-11-13
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      September 30, 1997




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at September 30, 1997
       Common Stock, Par One Cent                         618,289

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            Sept. 30, 1997, Sept. 30, 1996, and December 31, 1996.

          Consolidated Statements of Income -                          3 - 4
            Nine months ended Sept. 30, 1997 and Sept. 30, 1996.

          Consolidated Statements of Income -                          5 - 6
            Quarter ended Sept. 30, 1997 and Sept. 30, 1996.

          Consolidated Statements of Cash Flows -                      7 - 8
            Nine months ended Sept. 30, 1997 and Sept. 30, 1996.

          Footnotes to Financial Statements -                              9
            Nine months ended Sept. 30, 1997 and Sept. 30, 1996.

     Item 2: Management's discussion and analysis of                 10 - 13
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            14

     Item 2: Changes in Securities                                        15

     Item 3: Defaults Upon Senior Securities                              16

     Item 4: Submission of Matters to a Vote of Security Holders          17

     Item 5: Other Information                                            18

     Item 6: Exhibits and reports on Form 8-K.                            19

Signatures                                                                20

   FIRST NATIONAL LINCOLN CORPORATION
             AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS
             (000  OMITTED)


                                           9/30/97     9/30/96    12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $5,476      $5,974      $6,023
Interest bearing deposits in other banks     1,300           0         975

Investments:

 Available for sale                         16,078      25,261      18,492

 Held to maturity (market values $54,835
   at 9/30/97, $36,189 at 9/30/96 and
   $41,873 at 12/31/96)                     54,692      36,750      42,072

Loans held for sale (market value $302
   at 12/31/96)                                  0           0         302

Loans                                      173,130     153,891     156,970
Less allowance for loan losses               1,818       1,867       1,906

     Net loans                             171,312     152,024     155,064

Accrued interest receivable                  1,815       1,739       1,702
Bank premises and equipment                  4,062       3,842       4,172
Other real estate owned                        395         870         814
Other assets                                 1,923       1,180       1,152

        Total Assets                      $257,053    $227,640    $230,768



Liabilities & Stockholders' Equity

Demand deposits                            $13,856     $14,104     $14,786
NOW deposits                                28,352      27,339      26,349
Money market deposits                        4,213       6,725       6,314
Savings deposits                            35,221      35,518      34,688
Certificates of deposit                     64,453      59,088      61,476
Certificates $100M and over                 15,620      12,032      12,061

     Total deposits                       $161,715    $154,806    $155,674














Page1

BALANCE SHEETS CONT.



                                          9/30/97     9/30/96     12/31/96
                                         (Unaudited) (Unaudited) (Unaudited)


Borrowed funds                              68,489      49,615      51,148
Other liabilities                            1,716       1,599       1,469

     Total Liabilities                     231,920     206,020     208,291

Shareholders' Equity:

Common stock                                     6           6           6
Additional paid-in capital                   4,584       4,346       4,486
Retained earnings                           20,485      17,276      17,971
Net unrealized gains (losses) on available-
   for-sale securities                          58          (8)         14
Treasury stock                                   0           0           0

    Total Stockholders' Equity              25,133      21,620      22,477

       Total Liabilities & Stockholders'
            Equity                        $257,053    $227,640    $230,768

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF INCOME
                (000 OMITTED)

                                        For the nine months ended Sept. 30,
                                                 1997            1996
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $11,099          $9,768
     Interest on deposits with other banks           34              15
     Interest and dividends on investments        3,520           3,224

     Total interest income                       14,653          13,007

Interest expense:

     Interest on deposits                         4,288           4,156
     Interest on borrowed funds                   2,672           1,953

     Total interest expense                       6,960           6,109

Net interest income                               7,693           6,898

Provision for loan losses                            20               0

     Net interest income after provision
        for loan losses                           7,673           6,898

Other operating income:

     Trust department income                        248             238
     Service charges on deposit accounts            414             366
     Net securities gains (losses)                    0               2
     Other operating income                         478             410

     Total other operating income                 1,140           1,016


Other operating expenses:

     Salaries and employee benefits               2,434           2,246
     Occupancy expense                              253             246
     Furniture and equipment expense                467             430
     Other                                        1,388           1,329

     Total other operating expenses               4,542           4,251

STATEMENTS OF INCOME CONT.



                                                 1997            1996
                                              (Unaudited)     (Unaudited)


Income before income taxes                        4,271           3,663
Applicable income taxes                           1,349           1,180

NET INCOME                                       $2,922          $2,483


Earnings per common share:

     Net income                                   $4.73           $4.05
     Dividends declared                           $0.66           $0.54

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF INCOME
                (000 OMITTED)

                                           For the quarter ended Sept. 30,
                                                 1997            1996
                                              (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $3,872          $3,380
     Interest on deposits with other banks           10               9
     Interest and dividends on investments        1,229           1,070

     Total interest income                        5,111           4,459

Interest expense:

     Interest on deposits                         1,470           1,364
     Interest on borrowed funds                     961             697

     Total interest expense                       2,431           2,061

Net interest income                               2,680           2,398

Provision for loan losses                            20               0

     Net interest income after provision
        for loan losses                           2,660           2,398

Other operating income:

     Trust department income                         78              81
     Service charges on deposit accounts            139             117
     Net securities gains (losses)                    0               0
     Other operating income                         232             202

     Total other operating income                   449             400


Other operating expenses:

     Salaries and employee benefits                 833             765
     Occupancy expense                               84              79
     Furniture and equipment expense                175             141
     Other                                          528             495

     Total other operating expenses               1,620           1,480

STATEMENTS OF INCOME CONT.



                                                 1997            1996
                                              (Unaudited)     (Unaudited)


Income before income taxes                        1,489           1,318
Applicable income taxes                             473             425

NET INCOME                                       $1,016            $893


Earnings per common share:

     Net income                                   $1.64           $1.46
     Dividends declared                           $0.23           $0.19

      FIRST NATIONAL LINCOLN CORPORATION
                AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the nine months ended Sept. 30,

                                                        1997          1996
                                                    (Unaudited)   (Unaudited)

Cash flows from operating activities:
   Net income                                           $2,922        $2,483
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                       437           395
        Provision for loan losses                           20             0
        Loans originated for resale                     (1,657)            0
        Proceeds from sales and transfers of loans       1,959             0
        Net (gain) loss on sale of investments               0            (2)
        Provision for losses on other real estate            0            15
        Losses related to other real estate                 26             9
        Net change in other assets                        (906)         (478)
        Net change in other liabilities                    350           575
        Net amortization of premium on investments          85           105

          Net cash provided by operating activities      3,236         3,102

Cash flows from investing activities:
        Proceeds from sales of investments                   0         4,479
        Proceeds from maturities of investments         11,975        11,861
        Proceeds from maturities of interest-bearing
         deposits                                            0         2,700
        Purchase of interest-bearing deposits             (325)            0
        Proceeds from sales of other real estate           444           364
        Additional investment in other real estate          (1)           (7)
        Purchase of investments                        (22,199)      (16,973)
        Net decrease (increase) in loans               (16,523)      (17,375)
        Capital expenditures                              (123)          (91)

          Net cash used in investing activities        (26,752)      (15,042)

Cash flows from financing activities:
        Net increase (decrease) in demand deposits,
         savings, money market and club accounts          (495)        3,511
        Net increase (decrease) in certificates
         of deposit                                      6,536           827
        Net increase (decrease) in other borrowings     17,341         8,390
        Proceeds from sale of Treasury stock                48            29
        Payment to repurchase common stock                 (48)          (26)
        Net proceeds from stock issuance                    98           109
        Dividends paid                                    (511)         (330)

          Net cash provided by financing activities     22,969        12,510

STATEMENTS OF CASH FLOWS CONT.



                                                        1997          1996
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                       (547)          570
Cash and cash equivalents at beginning
   of period                                             6,023         5,404

 Cash and cash equivalents at end of
    period                                              $5,476        $5,974

Interest paid                                           $6,852        $6,012
Income taxes paid                                        1,307         1,096
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         50           603
    Loans held for sale transferred to loan portfolio        0         4,066
    Net change in unrealized gain (loss) on
        available for sale securities                       44          (210)

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the nine months ended September 30, 1997 was $2,922,000, an increase of 17.7% over 1996's net income of $2,483,000. Net income for the quarter ended September 30, 1997 was $1,016,000. This is a 13.8% increase over 1996's net income of $893,000.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1997 was $7,693,000, an 11.5% increase over 1996's net interest income of $6,898,000. Total interest income of $14,653,000 is a 12.7% increase over 1996's total interest income of $13,007,000. Total interest expense of $6,960,000 is a 13.9% increase over 1996's total interest expense of $6,109,000.

     Net interest income for the quarter ended September 30, 1997 was $2,680,000. This is an 11.8% increase over 1996's net interest income of $2,398,000. Total interest income was $5,111,000, a 14.6% increase over 1996's total interest income of $4,459,000. Total interest expense of $2,431,000 is an, 18.0% increase over 1996's total interest expense of $2,061,000.

PROVISION FOR LOAN LOSSES

     A provision of $20,000 was made to the allowance for loan losses during the first nine months of 1997. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $478,000 and $162,000 at September 30, 1997 and 1996,
respectively. The portion of the allowance for loan losses allocated to impaired loans at September 30, 1997 and 1996 was $152,000 and $12,000, respectively.

NON-INTEREST INCOME

     Non-interest income was $1,140,000 for the nine months ended September 30, 1997. This is an increase of 12.2% from 1996's non-interest income of $1,016,000. Non-interest income for the quarter ended September 30, 1997 was $449,000, a 12.3% increase over the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $4,542,000 for the nine months ended September 30, 1997 is an increase of 6.8% from 1996's non-interest expense of $4,251,000. Non-interest expense for the quarter ended September 30, 1997 was $1,620,000, a 9.5% increase over the same period a year ago.

INCOME TAXES

     Income taxes on operating earnings increased to $1,349,000 for the first nine months of 1997 from $1,180,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

MANAGEMENT'S DISCUSSION CONTINUED


DEPOSITS AND BORROWED FUNDS

     Deposits as of September 30, 1997 increased by 4.5% or $6,909,000 from September 30, 1996. Demand deposits decreased by 1.8% or $248,000, NOW deposits increased by 3.7% or $1,013,000, savings deposits decreased by 0.8% or $297,000, money market deposits decreased by 37.4% or $2,512,000 and certificates of deposit increased by 12.6% or $8,953,000.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 38.0% or $18,874,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of September 30, 1997 was $25,133,000 compared to $21,620,000 for the same period in 1996. The reason for this increase was the strong earnings performance in the year 1996 and the first nine months of 1997.

     During 1996, the Company increased its dividend one cent each quarter to end the year at a dividend rate of 20 cents per share. In addition, a special cash dividend of 20 cents per share was declared in the fourth quarter of 1996. Dividends were increased one cent in the first quarter of 1997 to 21 cents per share, again in the second quarter to 22 cents per share, and once again in the third quarter to 23 cents per share.

     Leverage capital ratios for the Company were 9.78% and 9.50%, respectively, at September 30, 1997 and September 30, 1996. The Bank had a tier one risk-based capital ratio of 15.62% and tier two risk-based capital ratio of 16.80% at September 30, 1997, compared to 14.46% and 15.71%, respectively, at September 30, 1996. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of September 30, 1997 the Bank had primary sources of liquidity of $40,903,000, or 15.9% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

MANAGEMENT'S DISCUSSION CONTINUED


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

     At September 30, 1997 and 1996, loans on a non-accrual status totaled $537,000 and $430,000, respectively. In addition to loans on a non-accrual status at September 30, 1997 and 1996, loans past due greater than 90 days totaled $674,000 and $161,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

As of September 30, 1997 stockholders' equity was increased by $58,000 due to a net unrealized gain in the available-for-sale portfolio.

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

MANAGEMENT'S DISCUSSION CONTINUED


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

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:     Other Information

     On May 5, 1997, the Bank acquired, through purchase, a two story commercial building on Commercial Street in Rockport, Maine. The Bank received regulatory approval to open a branch in this location. The branch is scheduled to open for business during the month of October, 1997.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first nine months ended September 30, 1997 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 13, 1997                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 13, 1997                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer