Form 10-K
period 1997-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1998-03-30
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 1997

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 1998:
              Common Stock, $.01 par value per share: $48,358,000

    Indicate the number of shares outstanding of each of the issuer's class of common stock as of March 1, 1998:
                         Common stock: 2,479,917 shares


TABLE OF CONTENTS




PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  3
ITEM 3. Legal Proceedings ------------------------------------------------  4
ITEM 4. Submission of Matters to a Vote of Security Holders --------------  5
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  6
ITEM 6. Selected Financial Data ------------------------------------------  7
ITEM 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ----------------------------------------  8
ITEM 7A.Quantitative and Qualitative  Disclosures about Market Risk ------ 24
ITEM 8. Financial Statements and Supplementary Data ---------------------- 27
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 61
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 62
ITEM 11. Executive Compensation ------------------------------------------ 66
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 74
ITEM 13. Certain Relationships and Related Transactions ------------------ 75
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8K-- 76

Signatures --------------------------------------------------------------- 77

































ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 1997, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,475,548 shares outstanding and held of record by approximately 360 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has five offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and four branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; and U.S. Route 1, Rockport, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full investment management and trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank. The Bank operates in a highly competitive geographical area with respect to both loans and deposits, primarily from savings banks, savings and loan associations, credit unions, and other commercial banks, some of which are larger institutions with higher lending limits than the Bank. The Bank also has competition from non-banking providers of financial products and services such as insurance companies, mortgage companies, automotive finance companies, and mutual funds both from within and without the Bank's primary geographic service area.
     Competition has intensified in recent years with a revision in banking law which allows out-of-state bank holding companies to acquire or establish banks in Maine. As a result, several out-of-state holding companies have entered the Maine banking market, principally through the acquisition of existing Maine banks. The Bank expects to be subject to an increased level of competition from these out-of-state banking institutions. The Bank anticipates that the further relaxation of restrictions on interstate banking potentially resulting from the recently enacted Riegle-Neal bill and the Maine Legislature's recent adoption of legislation permitting out-of-state banks, under certain circumstances, to establish or acquire branches in Maine, will heighten competition faced by the Bank, although the extent to which such legislation will have an effect in Maine is as yet unclear.
     As of December 31, 1997, the Bank employed 110 persons, with 97 full-time equivalent employees.





Page 1
Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 16 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency - the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1997, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

















Page 2
ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden. An operations center was completed in the adjacent block fronting on Bristol Road in Damariscotta. It was put in service in July, 1989. The Bank owns all of its facilities.
     Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the Summer of 1996. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.




























Page 3
ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is the party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.




















































Page 4
ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1997.























































Page 5
ITEM 5. Market for Registrant's Common Equity

     The Company's stock is not traded on any securities exchange and is not regularly quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ). There is no established public trading market for the Company's stock, and it is traded only sporadically through individual purchases and sales. The following table reflects the high and low price of actual sales in each quarter of 1997 and 1996. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions. The data contained in this table has been adjusted to reflect, retroactively, a stock dividend of three shares of common stock paid on December 30, 1997, with respect to each share of common stock outstanding on December 1, 1997.

                     1997                  1996
                -----------------     ----------------
                High       Low        High     Low
1st Quarter     10 1/2     10         8 3/4    8 1/4
2nd Quarter     11 1/2     10 1/2     9        8 3/4
3rd Quarter     12 1/2     11 1/2     9 1/2    9
4th Quarter     13 3/4     12 1/2     10 1/4   9 1/2

     The last known transaction involving the Company's stock during 1997 was at $13.75 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of December 31, 1996, there were approximately 360 holders of record of the Company's common stock, as listed on the Company's shareholder records. The table below sets forth the cash dividends declared by the Company during its last two fiscal years, including a special cash dividend of $.05 declared on December 19, 1996 and a special cash dividend of $.06 declared on December 18, 1997:

     Date Declared        Dividend Per Share       Date Payable
     -----------------    ------------------       ----------------
     March 21, 1996                   0.0425       April 30, 1996
     June 13, 1996                    0.0450       July 30, 1996
     September 19, 1996               0.0475       October 30, 1996
     December 19, 1996                0.0500       January 30, 1997
     December 19, 1996                0.0500       January 30, 1997
                                      ------
                                      0.1850

     March 20, 1997                   0.0525       April 30, 1997
     June 19, 1997                    0.0550       July 30, 1997
     September 18, 1997               0.0575       October 30, 1997
     December 18, 1997                0.0600       January 30, 1998
     December 18, 1997                0.0600       January 30, 1998
                                      ------
                                      0.2850

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 1997, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 14.92% and 16.00%, respectively, as of December 31, 1997.
Page 6
ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts
Years ended December 31,              1997     1996     1995     1994     1993
                                   -------  -------   ------   ------   ------
Summary of Operations
Operating Income                   $21,439   18,863   17,404   14,871   13,883
Operating Expense                   15,757   13,852   13,414   11,766   11,514
Net Interest Income                 10,337    9,347    8,538    8,209    7,593
Provision for Loan Losses              103       60        0        0      455
Net Income (1)                       3,906    3,424    2,720    2,174    1,695

Per Common Share Data (2)
Net Income (1)                        1.58     1.40     1.12     0.90     0.70
Cash Dividends Declared               0.29     0.24     0.18     0.14     0.12
Book Value                           10.46     9.12     8.03     6.95     6.25
Market Value                         13.75    10.25     8.25     6.25     5.13

Financial Ratios
Return on Average Equity (1)         16.16%   16.38%   15.03%   13.59%   11.80%
Return on Average Assets (1)          1.55     1.54     1.34     1.11     0.98
Average Equity to Average Assets      9.62     9.41     8.90     8.20     8.32
Net Interest Margin                   4.45     4.51     4.49     4.54     4.75
Dividend Payout Ratio (1)            18.04    16.82    15.66    15.36    16.52
Allowance for Loan Losses/Total Loans 0.99     1.21     1.55     2.02     2.49
Non-Performing Loans to Total Loans   0.28     0.28     0.78     1.43     2.46
Non-Performing Assets to Total Assets 0.26     0.54     0.79     1.16     1.94
Efficiency Ratio                      0.51     0.52     0.57     0.65     0.66

At  Year End
Total Assets                      $266,279  230,768  212,282  196,531  181,051
Total Loans                        181,510  156,970  133,245  120,294  105,288
Total Investment Securities         68,745   60,564   61,570   65,654   65,434
Total Deposits                     169,880  155,674  150,468  142,445  156,710
Total Shareholders' Equity          25,885   22,477   19,565   16,892   15,129


1) 1993 statistics are based upon net income before the one-time change in accounting for income taxes.
2) Per common share data has been adjusted to reflect the 300% stock dividend issued in 1997.

                                                             High       Low
                                                            -----     -----
Market price per common share of stock during 1997          13.75     10.00














Page 7
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 1997. This was a direct result of the Company's 15.39% growth in assets and ongoing control of expenses. It continues the positive growth in both assets and income seen during the past five years.
     During 1997, the Bank opened a new office in Rockport, Maine. Up to this point, the Bank's primary market area was in Lincoln County, Maine, where the Bank has had a market share close to 40% in both loans and deposits. In order to provide additional opportunities for future growth, the Bank felt it was necessary to look beyond Lincoln County, Maine. Management determined that the most logical area for expansion was in Knox County, Maine, which is adjacent to Lincoln County. As a result, the Bank purchased a property in Rockport, Maine, in April of 1997, and through the summer months transformed the property into a new banking office. This office opened in October of 1997, and as of year end, was ahead of initial projections.
     The most significant asset growth came in the loan portfolio, which increased by $24.5 million or 15.63% to end the year at $181.5 million. The largest amount of growth was in residential mortgages, most of which the Bank has opted to hold in its own portfolio rather than selling into the secondary market. The Bank also saw significant growth in commercial loans. Overall loan volumes in the Bank's market area have remained relatively stable during the past few years, but the Bank's market share has grown slightly as a result of increased mortgage loan activity.
     Non-interest expense increased 9.52% to $6.2 million in 1997 from $5.6 million in 1996. After two years of declining non-interest expense due to a reduction in personnel and increases in productivity, the increases in 1997 were attributable to the new Rockport office as well as other investments for future growth. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.51 in 1997 compared to
0.52 in 1996.
     The results posted in 1997 are a continued change from the late 1980s and early 1990s. A substantial drop in earnings in 1990 was followed by improved, but weak earnings in 1991 and 1992. Significant improvement was seen between 1993 and 1997 -- driven by a reduction in the Bank's provision for loan losses and marked improvement in net interest income through substantial asset growth.
      Management believes that the Bank has limited exposure to changes in interest rates, which is discussed more fully in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Results of Operations and Three-Year Comparison

Net income for the year ended December 31, 1997 was $3,906,000 -- the highest net income recorded by the Company in one year. This represents a 14.08% or $482,000 increase from net income of $3,424,000 that was posted in 1996. Return on average assets in 1997 was 1.55%, up from 1.54% in 1996 and 1.34% in 1995. Return on average equity was 16.16% in 1997, compared to 16.36% in 1996 and 15.03% in 1995. This slight drop in return on equity during 1997 was the result of with equity capital growing at a faster rate than assets.




Page 8
     Average shareholders' equity to average assets was 9.62% in 1997, compared to 9.41% in 1996 and 8.90% in 1995. Net income per share for the year ended December 31, 1997 was $1.58, compared to $1.40 per share in 1996 and $1.12 in 1995. Book value per share was $10.46 on December 31, 1997, up from $9.12 on December 31, 1996 and $8.03 on December 31, 1995.
     On December 31, 1997, assets stood at $266.3 million, compared to $230.8 million on December 31, 1996, a 15.39% increase. As of December 31, 1997, total loans were $181.5 million. This represents an increase of 15.63% from total loans of $157.0 million on December 31, 1996. Investments totaled $68.7 million on December 31, 1997, a 13.5% increase from $60.6 million on December 31, 1996. Deposits increased by 9.13% in 1997, standing at $169.9 million on December 31, 1997, compared to $155.7 million on December 31, 1996.
     The Bank's loan delinquency ratio decreased slightly in 1997, and was 1.60% on December 31, 1997, versus 1.70% on December 31, 1996. The greatest decrease was seen in commercial loans, which posted a significant improvement in delinquencies as a percentage of outstanding loans. In management's opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Average Rates and Net Interest Yield

The following table shows for the years ended December 31, 1997, 1996 and 1995, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 34% rate. Interest not recognized on non-accrual loans is not included in the amount of interest presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,        ----1997----    ----1996----    ----1995----
                                Amount    Avg.  Amount    Avg.  Amount    Avg.
Dollars                             of  Yield/      of  Yield/      of  Yield/
in thousands                  interest   Rate interest   Rate interest   Rate
-------------------------------------------------------------------------------
Interest-earning assets:
Investments                    $ 4,809  6.91%    4,302  6.74%    4,365  6.78%
Loans held for sale                  4  8.33%       98  8.09%       71  7.81%
Loans                           15,279  9.06%   13,299  9.09%   11,977  9.33%
Interest-bearing deposits           42  5.26%       33  5.31%       28  6.09%
                                ------  -----  -------  -----  -------  -----
Total interest-earning assets  $20,134  8.42%   17,732  8.36%   16,441  8.47%
                                ------  -----  -------  -----  -------  -----

Interest-bearing liabilities:
Deposits                       $ 5,846  4.00%    5,525  3.97%    5,306  3.97%
Other borrowings                 3,651  5.56%    2,645  5.48%    2,424  6.07%
                                ------  -----  -------  -----  -------  -----
Total interest-bearing
     liabilities               $ 9,497  4.48%    8,170  4.36%    7,730  4.45%
                                ------  -----  -------  -----  -------  -----
Net interest income            $10,637           9,562           8,711
                                ======  =====  =======  =====  =======  =====
Interest rate spread                    3.94%           4.00%           4.02%
Net interest margin                     4.45%           4.51%           4.49%
-----------------------------------------------------------------------------




Page 9
Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 1997, 1996 and 1995.
----------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                    1997          1996          1995
----------------------------------------------------------------------------
Cash and due from banks                $   5,317         4,994         4,750
Interest-bearing deposits                    798           621           460
Investments
U.S. Treasury securities &
     government agencies                  55,825        46,600        42,245
Obligations of states &
     political subdivisions                3,493         3,168         2,977
Other securities                          10,249        14,091        19,112
                                         -------       -------       -------
Total investments                         69,567        63,859        64,334
Loans held for sale                           42         1,212           909
                                         -------       -------       -------
Loans
Commercial                                49,255        44,022        42,292
Consumer                                  29,289        26,595        25,418
State and municipal                        8,244         5,964         3,869
Real estate                               81,803        69,707        56,767
                                         -------       -------       -------
Total loans                              168,591       146,288       128,346
Allowance for loan losses                  1,847         1,953         2,274
                                         -------       -------       -------
Net loans                                166,744       144,335       126,072
                                         -------       -------       -------
Fixed assets                               4,226         4,015         4,298
Other assets                               4,646         3,091         2,558
                                         -------       -------       -------
Total assets                          $  251,340       222,127       203,381
                                         =======       =======       =======
Deposits
Demand                                $   13,739        13,133        11,379
NOW                                       27,662        27,200        27,092
Money market                               5,179         6,245         7,662
Savings                                   34,104        34,091        34,604
Certificates of deposit                   64,373        59,084        51,809
Certificates of deposit over $100,000     14,946        12,510        12,595
                                         -------       -------       -------
Total deposits                           160,003       152,263       145,141
Borrowed funds                            65,672        48,241        39,906
Other liabilities                          1,491           716           234
                                         -------       -------       -------
Total liabilities                        227,166       201,220       185,281
                                         -------       -------       -------
Common stock                                   8           752         1,522
Additional paid in capital                 4,532         3,544         2,699
Retained earnings                         19,634        16,611        13,879
                                         -------       -------       -------
Total capital                             24,174        20,907        18,100
                                         -------       -------       -------
Total liabilities and capital         $  251,340       222,127       203,381
                                         =======       =======       =======
----------------------------------------------------------------------------
Page 10
Rate Volume Analysis

The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume1 of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income has been calculated on a tax-equivalent basis, 34% being the tax rate used in 1997 and 1996.

-----------------------------------------------------------------------------
Year ended December 31, 1997 compared to 1996
                                                           Rate/
Dollars in thousands            Volume        Rate     volume(1)        Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                         $    385     $   112     $      10     $    507
Loans held for sale                (95)          3            (3)         (95)
Investment securities            2,028         (42)           (6)       1,980
Interest-bearing deposits            9           -             -            9
                               -------     -------       -------      -------
Total interest income         $  2,327     $    73     $       1     $  2,401
                               -------     -------       -------      -------
Interest expense
Deposits                      $    283     $    36     $       2     $    321
Other borrowings(2)                956          37            13        1,006
                               -------     -------       -------      -------
Total interest expense        $  1,239     $    73     $      15     $  1,327
                               -------     -------       -------      -------
Change in net interest income $  1,088     $     -     $     (14)    $  1,074
                               =======     =======       =======      =======
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
Year ended December 31, 1996 compared to 1995
                                                           Rate/
Dollars in thousands            Volume        Rate     volume(1)        Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                         $  1,674     $  (309)     $    (43)    $  1,322
Loans held for sale                 23           3             1           27
Investment securities              (32)        (31)            0          (63)
Interest-bearing deposits           10          (4)           (1)           5
                               -------     -------       -------      -------
Total interest income         $  1,675     $  (341)     $    (43)    $  1,291
                               -------     -------       -------      -------
Interest expense
Deposits                      $    213     $     6      $      -     $    219
Other borrowings(2)                506        (236)          (49)         221
                               -------     -------       -------      -------
Total interest expense        $    719     $  (230)     $    (49)    $    440
                               -------     -------       -------      -------
Change in net interest income $    956     $  (111)     $      6     $    851
                               =======     =======       =======      =======
-----------------------------------------------------------------------------
(1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.

Page 11
Capital Resources

Capital on December 31, 1997 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 9.62% in 1997, versus 9.41% in 1996. Leverage capital, or total shareholders' equity divided by total assets, stood at 9.72% on December 31, 1997, versus 9.74% in 1996.
     At December 31, 1997, the Bank had tier-one risk-based capital of 14.92% and tier-two risk-based capital of 16.00%, versus 14.80% and 16.05% in 1996, respectively. To be rated "well-capitalized", requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Bank's actual levels of cpitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     On November 20, 1997, the Board of Directors declared a 300% stock dividend (equivalent to a four-for-one stock split), payable December 30, 1997, to shareholders of record on December 1, 1997. This increased the total number of outstanding shares from 618,887 to 2,475,548. The total number of shares of common stock authorized by the shareholders is 6,000,000. All per share information in this Report has been prepared showing the effect of the stock dividend, and information for prior years has been adjusted to reflect the effect of the stock dividend.
     During 1997, the Company declared cash dividends of $.05 per share for the first quarter, $.06 per share for the second quarter, $.06 per share for the third quarter, and $.06 per share for the fourth quarter. In addition, the Company declared a special cash dividend of $.06 per share in the fourth quarter. The Company's dividend payout ratio was 18.04% of earnings in 1997, 16.82% in 1996, and 15.66% in 1995.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Bank's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 1998 will be that year's net income plus $5,018,000.
     In 1997, 10,844 shares of common stock were issued via director and employee stock programs for $127,000. The Company also purchased 4,668 shares of common stock, of which all 4,668 shares were re-issued via director and employee stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have or are reasonably likely to have a material effect on capital resources, liquidity, or results of operations.


Capital Purchases

In 1997, the Bank purchased and renovated a property located on Route One in Rockport, Maine, which was used to open an additional office for the Bank. Completed in October of 1997, the total cost of acquisition and property renovation was $730,000. This will add $17,000 to pre-tax operating costs per year.


Liquidity

As of December 31, 1997, the Bank had primary sources of liquidity of $39.1

Page 12
million, or 14.7% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $98.4 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers.
     Deposits grew steadily during 1997, ending the year at $169.9 million. Most of this growth was seen in the CD portfolio. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 1997, the Company had a net unrealized gain of $93,000 (net of $48,000 in deferred income taxes) in available for sale securities. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.


Investment Activities

During 1997 the Company's investment portfolio increased 13.5% to end the year at $68,745,000, compared to $60,564,000 on December 31, 1996. This increase was due to additional investment in U.S. Government Agency and mortgage-backed securities.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consists primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, bankers acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
     In 1997, the Company's investment portfolio saw a continued shift away from U.S. Treasury securities and toward U.S. Government Agency and mortgage-backed securities. This change was made to enhance the portfolio's overall yield. The following table sets forth the Company's investment securities at book carrying amount as of December 31, 1997, 1996 and 1995.




Page 13
-----------------------------------------------------------------------
Dollars in thousands                         1997       1996       1995
-----------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency                 $  6,501      9,411     21,216
Mortgage-backed securities                  3,210      2,085      2,466
State and political subdivisions                -          -          -
Other securities                            6,752      6,996     10,554
                                           ------     ------     ------
                                           16,463     18,492     34,236
                                           ------     ------     ------
Securities to be held to maturity:
U.S. Treasury and agency                   16,649      8,994     10,991
Mortgage-backed securities                 28,541     23,860      8,652
State and political subdivisions            3,557      3,632      2,050
Other securities                            3.535      5,586      5,641
                                           ------     ------     ------
                                           52,282     42,072     27,334
                                           ------     ------     ------
                                         $ 68,745     60,564     61,570
                                           ======     ======     ======
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 1997. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 34%.
































Page 14
------------------------------------------------------------------------------
                                       Available for sale     Held to maturity
                                       ------------------ --------------------
                                      Amortized  Yield to Amortized   Yield to
Dollars in thousands                       cost  maturity      cost   maturity
------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less                  $  5,498     4.81%     5,000     6.10%
Due in 1 to 5 years                         992     6.78%     1,999     5.46%
Due in 5 to 10 years                          -     0.00%     4,998     7.40%
Due after 10 years                            -     0.00%     4,652     7.88%
                                         ------     -----    ------     -----
                                          6,490     5.57%    16,649     6.91%
                                         ------     -----    ------     -----
Mortgage-backed securities:
Due in 1 year or less                       426     7.60%     3,926     6.77%
Due in 1 to 5 years                       1,269     7.60%    11,695     6.77%
Due in 5 to 10 years                        400     7.60%     6,313     6.77%
Due after 10 years                        1,003     7.60%     6,607     6.77%
                                         ------     -----    ------     -----
                                          3,098     7.60%    28,541     6.77%
                                         ------     -----    ------     -----
State and political subdivisions:
Due in 1 year or less                         -     0.00%       230     9.13%
Due in 1 to 5 years                           -     0.00%       883     6.33%
Due in 5 to 10 years                          -     0.00%       110     8.38%
Due after 10 years                            -     0.00%     2,334     8.29%
                                         ------     -----    ------     -----
                                              -     0.00%     3,557     7.86%
                                         ------     -----    ------     -----
Other securities:
Due in 1 year or less                       500     7.99%     3,514     7.07
Due in 1 to 5 years                           -     0.00%         -     0.00%
Due in 5 to 10 years                          -     0.00%        21     6.99%
Due after 10 years                            -     0.00%         -     0.00%
Equity securities                         6,234     6.40%         -     0.00%
                                         ------     -----    ------     -----
                                          6,734     6.38%     3,535     7.07%
                                         ------     -----    ------     -----
                                        $16,322     6.10%    52,282     6.91%
                                         ======     =====    ======     =====
-----------------------------------------------------------------------------


Lending Activities

The loan portfolio experienced growth in all areas during 1997, with the most significant increase seen in residential real estate loans. Total loans were $181,510,000 at December 31, 1997, a 15.6% increase from total loans of $156,970,000 on December 31, 1996. This continues the loan growth trend experienced by the Company over the past five years.
     The following table summarizes the Bank's loan portfolio as of December 31, 1997, 1996, 1995, 1994 and 1993. Some loans were reclassified in 1994 between commercial real estate and commercial and industrial loans. This internal reclassification was not significant.




Page 15
----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1997       1996       1995       1994       1993
----------------------------------------------------------------------------
Commercial loans
  Real estate          $  20,173     18,220     17,578     21,308     29,085
  Other                   33,100     26,907     24,918     18,491      9,576
Residential real estate loans
  Construction             3,053      3,278      2,167      1,919      1,364
  Term                    92,937     81,088     65,935     60,211     48,243
Consumer loans            24,041     20,288     18,439     16,196     15,771
State and municipal        8,206      7,189      4,208      2,169      1,249
                         -------    -------    -------    -------    -------
Total                  $ 181,510    156,970    133,245    120,294    105,288
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------

     On December 31, 1997, 52.9% of the Bank's loan portfolio was in residential real estate loans, 11.1% was in commercial real estate loans, 18.2% was in other commercial loans, 13.3% was in consumer loans, and 4.5% was in state and municipal loans. This compares to 1996 and 1995 figures for residential real estate loans of 53.8% and 51.1%, respectively, commercial real estate loans of 11.6% and 13.2%, respectively, other commercial loans of 17.1% and 18.7%, respectively, consumer loans of 12.9% and 13.8%, respectively, and 4.6% and 3.2%, respectively, in state and municipal loans. While most of the Bank's loan growth in the years prior to and including 1996 was in residential real estate loans, 1997's increase can be attributed to a combination of commercial, residential real estate and consumer loans.
     The Bank's loan delinquency ratio decreased slightly in 1997, and was 1.60% on December 31, 1997, versus 1.70% on December 31, 1996. This decrease is due to the volume of delinquent loans remaining even with 1996 while total loans increased 15.6% during the year.
     The Bank issues its own VISA and MasterCard. These loans totaled $2,457,000 as of December 31, 1997, $2,099,000 as of December 31, 1996,
$1,571,000 as of December 31, 1995, $920,000 as of December 31, 1994, and
$954,000 as of December 31, 1993. The number of credit cards outstanding increased 9.3% in 1997 to end the year at 3,273.
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 1997.

----------------------------------------------------------------------------
Dollars in thousands    < 1 Year  1-5 Years 5-10 Years  >10 Years      Total
----------------------------------------------------------------------------
Commercial real estate   $   382      2,602      4,435     12,754     20,173
Commercial other           3,822      6,385      8,382     14,511     33,100
Residential real estate        3      3,294      7,862     81,778     92,937
Residential construction   2,996         57          -          -      3,053
Consumer                   5,495     12,032      3,294      3,220     24,041
State and municipal        2,085      3,127        507      2,487      8,206
                         -------    -------    -------    -------    -------
 Totals                  $14,783     27,497     24,480    114,750    181,510
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------





Page 16
The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 1997.

------------------------------------------------------------------
Dollars in thousands                            Amount  % of total
------------------------------------------------------------------
Variable-rate loans
     Residential adjustable-rate mortgages    $ 50,943      28.07%
     Equity loans                                7,491       4.13%
     Other consumer loans                        3,254    jjn   1.79%
     Commercial loans                           40,552      22.34%
                                               -------     -------
Total                                          102,240      56.33%
Fixed-rate loans                                79,270      43.67%
                                               -------     -------
Total loans                                   $181,510     100.00%
                                               =======     =======
------------------------------------------------------------------

     Approximately 34.3% of the loan portfolio would be repriced within 90 days, and 57.6% within one year. The Bank has $33.3 million or 47.1% of investments maturing or anticipated to be called in 1998. On the liability side, $65.6 million or 76.51% of certificates of deposit will mature by December 31, 1998.


Loan Concentrations

As of December 31, 1997, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.


Loans Held for Sale

In 1997, 1996 and 1995, the Bank placed a relatively small volume of residential mortgages into the secondary market compared to prior years. Loans held for sale are carried at the lower of cost or market value, which was $100,000 at December 31, 1997 and $302,000 at December 31, 1996.


Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased slightly during 1997. The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 1997, 1996, 1995, 1994, and 1993.












Page 17
----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1997       1996       1995       1994       1993
----------------------------------------------------------------------------
Commercial real estate
     & business          $   420        203        580      1,359      2,127
Residential real estate      320        359        558        408        457
Consumer                     128         39         61         67         47
                          ------    -------     ------     ------     ------
Total                        868        601      1,199      1,834      2,631
                          ======     ======     ======     ======     ======
Non-accrual loans included
     in above total          510        440      1,034      1,722      2,585
                          ======     ======     ======     ======    =======
Income not recognized from
     non-accrual loans   $    50         62        114        106        185
                          ======     ======     ======     ======     ======
----------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned decreased during 1997. At December 31 it included five properties valued at $184,000, compared to 11 properties valued at $814,000 at December 31, 1996.
     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.


Allowance for Loan Losses and Loan Loss Experience

The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated future losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 1997 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their

Page 18
judgments about information available to them at the time of their examination.
     During 1997, a provision of $103,000 was made to the allowance, compared to a provision of $60,000 in 1996. No provisions were made in 1995. At December 31, 1997, the allowance for loan losses stood at $1,800,000, or 0.99% of total loans outstanding. This compares to $1,906,000, or 1.21% of total loans outstanding at December 31, 1996, and $2,059,000, or 1.55% of total loans outstanding at December 31, 1995.
     On January 1, 1995, the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires creditors to measure impaired loans at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans. The adoption of this statement had no effect on the allowance for loan losses since the Bank was adequately reserved for these loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 1997, 1996, 1995, 1994 and 1993. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio.

------------------------------------------------------------------------------
Dollars in thousands
As of December 31,       1997        1996       1995         1994        1993
------------------------------------------------------------------------------
Real estate loans  $  454  53%    419  54%    412  51%    267  51%    403  47%
Commercial loans(2)   683  34%  1,010  33%  1,153  35%  1,578  35%  1,860  38%
Consumer loans        254  13%    477  13%    494  14%    583  14%    356  15%
Unallocated           409   -       -   -       -   -       -   -       -   -
                    ----- ----  ----- ----  ----- ----  ----- ----  ----- ----
Total              $1,800 100%  1,906 100%  2,059 100%  2,428 100%  2,619 100%
                    ===== ====  ===== ====  ===== ====  ===== ====  ===== ====
------------------------------------------------------------------------------
(1) Percentage is amount in each category for the stated year
(2) Includes commercial real estate loans

     Net loans charged off in 1997 were $209,000, or 0.12% of average loans outstanding for the year. This compares to net loan chargeoffs of $213,000 in 1996 and $369,000 in 1995.





















Page 19
     The following table summarizes the activity with respect to loan losses for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,              1997      1996      1995      1994      1993
----------------------------------------------------------------------------
Balance at beginning
     of period              $  1,906     2,059     2,428     2,619     2,343
                             -------   -------   -------   -------   -------
Loans charged off:
Commercial(1)                     60       154       197       213       128
Real estate mortgage              31        65       131         -        46
Consumer                         246       148       156        93        79
                             -------   -------   -------   -------   -------
Total                            337       367       484       306       253
                             -------   -------   -------   -------   -------
Recoveries on loans
     previously charged off:
Commercial(1)                     70        81        30        34        14
Real estate mortgage               -        16         -         -         -
Consumer                          58        57        85        81        60
                             -------   -------   -------   -------   -------
Total                            128       154       115       115        74
                             -------   -------   -------   -------   -------
Net loans charged off            209       213       369       191       179
Provision for loan losses        103        60         -         -       455
                             -------   -------   -------   -------   -------
Balance at end of period     $ 1,800     1,906     2,059     2,428     2,619
                             =======   =======   =======   =======   =======
Ratio of net loans charged
     off to average loans
     outstanding                0.12%     0.14%     0.29%     0.16%     0.17%
----------------------------------------------------------------------------
(1)Includes commercial real estate loans


Deposits

The Bank, with $169,880,000 in deposits as of December 31, 1997 realized an increase of 9.1% in 1997 compared to a 3.5% increase in deposits in 1996 and a 5.6% increase in deposits in 1995. Most of the growth in 1997 and 1996 has been seen in the Bank's CD portfolio, although NOW account deposits also increased significantly in 1997. Average deposits for 1997 were higher than average deposits for 1996.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 1997, deposits peaked during the month of December at $172,094,000. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The Bank's average cost of funds was 4.00% for the year ended December 31, 1997, compared to 3.97% for the year ended December 31, 1996 and 3.97% for the year ended December 31, 1995. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.




Page 20
------------------------------------------------------------------------
Dollars in thousands                                            % growth
                                                                    1997
Years ended December 31,         1997        1996        1995   vs. 1996
------------------------------------------------------------------------
Demand deposits             $  13,739      13,133      11,379       4.6%
NOW accounts                   27,662      27,200      27,092       1.7%
Money market accounts           5,179       6,245       7,662     -17.1%
Savings                        34,104      34,091      34,604       n/c
Certificates of deposit        79,319      71,594      64,404      10.8%
                              -------     -------     -------     ------
Total deposits              $ 160,003     152,263     145,141       5.1%
                              =======     =======     =======     ======
------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

------------------------------------------------------------------
Years ended December 31,                 1997      1996      1995
------------------------------------------------------------------
NOW accounts                             1.25%     1.37%     1.74%
Money market accounts                    2.50%     2.50%     2.50%
Savings accounts                         2.96%     3.02%     3.20%
Certificates of deposit                  5.50%     5.54%     5.49%
                                         -----     -----     -----
Total interest-bearing deposits          4.00%     3.97%     3.97%
                                         =====     =====     =====
------------------------------------------------------------------

     As of December 31, 1997, the Bank held a total of $17,246,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

---------------------------------------
Dollars in thousands
---------------------------------------
Within 3 months                $  4,593
3 months through 6 months         2,729
6 months through 12 months        6,255
Over 12 months                    3,669
                                 ------
Total                          $ 17,246
                                 ======
---------------------------------------

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 1997 totaled $60,268,000, with a weighted average interest rate of 5.74% and maturities ranging from one month to four years. The maximum amount outstanding at any month-end during the year was $64,289,000 at the end of August. The average amount outstanding during the year was $56,969,000, with a weighted average interest rate of 5.67%. This compares to an average outstanding
Page 21
amount of $32,734,000 in 1996, with a weighted average interest rate of 5.62%. The average daily balance outstanding on the Bank's borrowed funds for the year ended December 31, 1995 was $32,013,000, with a weighted average interest rate of 6.21%.
     The Bank began offering securities repurchase agreements to municipal and larger corporate customers as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 1997 was $5,474,000, compared to $8,413,000 on December 31,1996, and $5,739,000 on
December 31, 1995. The Bank also sells securities under agreement to repurchase to brokerage firms.
     On January 1, 1997, the Bank joined the Note Option Depository which is offered to banks by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive Treasury Direct investments up to an established maximum balance of $5 million. These deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balance on the Treasury Tax & Loan note at December 31, 1997 was $3,295,000.

Investment Management and Fiduciary Activities

As of December 31, 1997, the Bank's Investment Management Group had assets with a market value of $74,279,000 under management. This amount consisted of 235 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.


Effect of Future Interest Rates on Postretirement Benefit Liabilities

In evaluating the Company's postretirement benefit liabilities, Management believes that changes in assumptions, especially with regard to discount rates, will not have a significant impact on future operating results and financial condition.

Year 2000 Computer System Compliance

In order to ensure that the Bank's computer systems will be able to handle the transition to the year 2000, Management has put into place a Year-2000 task force which will evaluate all of the Bank's computer hardware and software. The most significant issue which the Bank faces is with its core banking application, which the vendor has indicated is not year 2000 compliant.

To deal with this issue, the Bank signed an agreement with Phoenix International of Orlando, Florida, to purchase and install a new core banking system. The system has already been certified by the vendor as year 2000 compliant, and is expected to be fully operational in the third quarter of 1998. The anticipated cost of acquiring new software is expected to be approximately $350,000, which will be amortized over five years. This will have minimal impact on the Company's future financial statements, since it will replace the amortization of the former software, which will be fully amortized in June, 1998.

Other hardware and software packages in place at the Bank are currently being evaluated, and it is Management's intention to ensure that all issues relating to year 2000 compliance will be resolved by the end of 1998, one year before the deadline. While the costs associated with bringing these other hardware and software packages into compliance have not been fully estimated, in Management's opinion these will not have a material impact on future financial statements.

Page 22
Accounting Pronouncements

The Company adopted SFAS No.125 and No. 127 in 1997, which relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities. The adoption of these standards did not have a material effect on the financial statements.
     During 1997, the Financial Accounting Standards Board issued three statements of accounting standards (SFAS), which apply to the Company: SFAS No. 128 "Earnings per Share," SFAS No. 129 "Disclosure about Capital Structure," and SFAS No. 130 "Reporting of Comprehensive Income." These statements do not change the measurement or recognition methods used in financial statements, but rather deal with disclosure and presentation requirements.
     The financial statements for 1997 and all prior periods include the additional disclosures relating to diluted earnings per share which are required under SFAS No. 128. Financial statement disclosures also comply with SFAS No. 129 which summarizes, but did not change, the Company's disclosure information about capital structure. SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997, and Management expects unrealized gains and losses to be the only item reported as other comprehensive income under SFAS No. 130.
     SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," was also released in 1997. Since the Company's operations include only its banking activities, it is expected this will impose no additional disclosure standards on the Company.


Forward-Looking Statements

     Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as certain disclosures in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.










Page 23
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk


Market Risk Management
     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. First National Lincoln Corporation's market risk is composed primarily of interest rate risk. The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

Asset/Liability Management
     The primary goals of asset/liability management are to maximize net interest income within the interest rate risk limits set by ALCO.
     Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -3.2% of total assets. The policy limit for the one-year gap is plus or minus 20% of total assets.
     Core deposits with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
     A summary of the Company's static gap, as of December 31, 1997, is presented in the following table:





















Page 24
----------------------------------------------------------------------------
Dollars in thousands                         0-90   91-365      1-5       5+
Interest rate risk repricing                 days     days    years    years
----------------------------------------------------------------------------
Investment securities at amortized cost $  12,090   20,233   19,442   16,837
Loans held for sale                           100        -        -        -
Loans                                      62,297   42,253   59,154   17,806
Other interest-earning assets               3,538        -        -        -
Non-rate-sensitive assets                       -        -        -   12,529
                                           ------   ------   ------   ------
Total assets                               78,025   62,486   78,596   47,172
                                           ------   ------   ------   ------
Interest-bearing deposits                  27,343   58,676   15,435   54,317
Borrowed funds                             63,431    4,660      946        -
Non-rate-sensitive liabilities and equity       -        -        -   41,471
                                           ------   ------   ------   ------
Total liabilities and equity            $  90,774   63,336   16,381   95,788
                                           ======   ======   ======   ======
Period gap                              $ (12,749)    (850)  62,215  (48,616)
Percent of total assets                     -4.79%   -0.32%   23.36%  -18.26%
Cumulative gap (current)                $ (12,749) (13,599)  48,616        -
Percent of total assets                     -4.79%   -5.11%   18.26%    0.00%
-----------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent earnings simulation model projects net interest income would decrease by approximately 1.4% of stable-rate net interest income if rates fall gradually by two percentage points over the next year, and decrease of approximately 0.9% if rates rise gradually by two percentage points. Both scenarios are well within the policy limit of a decrease in net interest income of no more than 5.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a stable interest rate risk position for the one-year horizon. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net income would fall below that earned in a stable rate environment by 3.0% in a falling rate scenario and fall by 0.9% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by ALCO.
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 1997, is presented in the following table:




Page 25
-----------------------------------------------------------------------------
Changes in Net Interest Income
     Year 1
          Projected change if rates decrease by 2.0%                    -1.4%
          Projected change if rates increase by 2.0%%                   -0.9%
     Year 2
          Projected change if rates decrease by 2.0%                    -3.0%
          Projected change if rates increase by 2.0%%                   -0.9%
Changes in Market Value of Portfolio Equity
     Projected change if rates decrease by 2.0%                        -22.5%
     Projected change if rates increase by 2.0%%                        +8.1%
-----------------------------------------------------------------------------

     Changes in market value of portfolio equity reflect the anticipated change in net present value of the Company's assets and liabilities, given an instant interest rate shock of plus or minus 2.0%. This market value of portfolio equity disclosure presents the effect of changes in interest rates should the Company seek to liquidate any or all of its assets and liabilities, and does not reflect any consideration for the potential additional value that might be realized from the ongoing viability of the Company's operations.

Interest Rate Risk Management
     A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. As of December 31, 1997, the Company did not have a need and was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used in the modeling. As of December 31, 1997, the were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.
     Management expects interest rates to be relatively stable during 1998 and believes that the current level of interest rate risk is acceptable.




















Page 26
ITEM 8. Financial Statements and Supplementary Data


Report of Management


The management of First National Lincoln Corporation is responsible for the preparation, content, and integrity of the financial statements and other statistical data. The financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgment. Management also prepared the other information in this report and is responsible for the accuracy and consistency with the financial statements.

First National Lincoln Corporation maintains internal control systems designed to produce reliable financial statements. Management recognizes that although controls established for these systems are applied in a prudent manner, errors and irregularities may occur. However, management believes that its internal accounting and reporting systems provide reasonable assurance that material errors or irregularities are prevented or would be detected and corrected on a timely basis.

The Company's internal auditor continually reviews, evaluates, and monitors internal control systems and recommends programs to management to further safeguard assets. The Board of Directors discharges its responsibility for financial statements through its Audit Committee. The Audit Committee regularly meets with the independent auditors, internal auditor, and representatives of management to assure that each is meeting its responsibility. The Committee also reviews the independent auditors' reports and findings as they are submitted throughout the year. Both the independent auditors and internal auditor have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal controls, and the quality of financial reporting.


Daniel R. Daigneault
Daniel R. Daigneault
President & Chief Executive Officer


F. Stephen Ward
F. Stephen Ward
Treasurer
















Page 27
Berry, Dunn, McNeil & Parker
Certified Public Accountants






Independent Auditors' Report



The Board of Directors and Stockholders
First National Lincoln Corporation

We have audited the consolidated balance sheets of First National Lincoln Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of First National Lincoln Corporation and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Portland, Maine
January 30, 1998














Page 28
Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
As of December 31,                                     1997               1996
------------------------------------------------------------------------------
Assets
Cash and due from banks                      $    5,683,000     $    6,023,000
Interest-bearing deposits in other banks                  -            975,000
Securities available for sale                    16,463,000         18,492,000
Securities to be held to maturity, market
   value of $52,610,000 in 1997 and
   $41,873,000 in 1996                           52,282,000         42,072,000
Loans held for sale at cost, market value
   $100,000 in 1997 and $302,000 in 1996            100,000            302,000

Loans                                           181,510,000        156,970,000
Less allowance for loan losses                    1,800,000          1,906,000
                                               ------------       ------------
Net loans                                       179,710,000        155,064,000
                                               ------------       ------------

Accrued interest receivable                       1,961,000          1,702,000
Bank premises and equipment                       4,871,000          4,172,000
Other real estate owned                             184,000            814,000
Other assets                                      5,025,000          1,152,000
                                               ------------       ------------

Total assets                                 $  266,279,000     $  230,768,000
                                               ============       ============





























Page 29
Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
As of December 31,                                     1997               1996
------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Demand deposits                              $   14,109,000     $   14,786,000
NOW deposits                                     29,213,000         26,349,000
Money market deposits                             6,238,000          6,314,000
Savings deposits                                 34,104,000         34,688,000
Certificates of deposit (including
   certificates of $100,000 or more of
   $17,246,000 in 1997 and $12,061,000
   in 1996)                                      86,216,000         73,537,000
                                               ------------      -------------
Total deposits                                  169,880,000        155,674,000

Borrowed funds                                   69,037,000         51,148,000
Other liabilities                                 1,477,000          1,469,000
                                               ------------       ------------
Total liabilities                               240,394,000        208,291,000

Shareholders' equity:
Common stock, one cent par value                     25,000             25,000
Additional paid-in capital                        4,595,000          4,467,000
Retained earnings                                21,172,000         17,971,000
Net unrealized gain on securities
   available for sale, net of tax                    93,000             14,000
                                               ------------       ------------
Total shareholders' equity                       25,885,000         22,477,000

Commitments and contingent liabilities (note 12)

Total liabilities and shareholders' equity   $  266,279,000     $  230,768,000
                                               ============       ============
Common stock
Number of shares authorized                       6,000,000          6,000,000
Number of shares issued and outstanding           2,475,548          2,464,704

------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements















Page 30
Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      1997          1996          1995
------------------------------------------------------------------------------

Interest income:
Interest and fees on loans            $ 15,068,000  $ 13,242,000  $ 11,930,000
Interest on deposits with other banks       42,000        33,000        28,000
Interest and dividends on investments
   (includes tax-exempt income of
   $161,000 in 1997, $117,000 in 1996
   and $106,000 in 1995)                 4,724,000     4,242,000     4,310,000
                                        ----------    ----------    ----------
Total interest income                   19,834,000    17,517,000    16,268,000

Interest expense:
Interest on deposits                     5,846,000     5,525,000     5,306,000
Interest on borrowed funds               3,651,000     2,645,000     2,424,000
                                        ----------    ----------    ----------
Total interest expense                   9,497,000     8,170,000     7,730,000

Net interest income                     10,337,000     9,347,000     8,538,000

Provision for loan losses                  103,000        60,000             -
                                        ----------     ---------     ---------
Net interest income after provision
   for loan losses                      10,234,000     9,287,000     8,538,000

Other operating income:
Fiduciary and investment management
   income                                  324,000       306,000       237,000
Service charges on deposit accounts        562,000       491,000       471,000
Net realized gain (loss) on securities
   available for sale                        3,000        (4,000)      (76,000)
Net realized gain on securities to be
   held to maturity                              -         6,000        30,000
Other                                      716,000       547,000       474,000
                                         ---------     ---------     ---------
Total other operating income             1,605,000     1,346,000     1,136,000

Other operating expenses:
Salaries and employee benefits           3,142,000     2,988,000     2,979,000
Occupancy expense                          354,000       330,000       308,000
Furniture and equipment expense            625,000       571,000       586,000
Other                                    2,036,000     1,733,000     1,811,000
                                        ----------    ----------    ----------
Total other operating expenses           6,157,000     5,622,000     5,684,000

Income before income taxes               5,682,000     5,011,000     3,990,000
Income tax expense                       1,776,000     1,587,000     1,270,000
                                        ----------    ----------    ----------
Net income                             $ 3,906,000   $ 3,424,000  $  2,720,000
                                        ==========    ==========    ==========




Page 31
Consolidated Statements of Income, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      1997          1996          1995
------------------------------------------------------------------------------

Basic earnings per share               $      1.58   $      1.40  $       1.12
Diluted earnings per share             $      1.55   $      1.38  $       1.11
Cash dividends declared per share      $      0.29   $      0.24  $       0.18
Weighted average number of shares
   outstanding                           2,468,250     2,444,616     2,432,804

------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements











































Page 32

Consolidated Statement of Changes in Shareholders Equity
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity
Balance at
December 31,
1994 as
originally
reported           607,777      $1,538,000    $2,659,000     $12,829,000   $ (134,000)    $     0  $ 16,892,000
Effect of
300% stock
dividend
declared and
issued in
1997             1,823,331          19,000       (19,000)              0            0           0             0
Net income               0               0             0       2,720,000            0           0     2,720,000
Cash dividends
declared                 0               0             0        (426,000)           0           0      (426,000)
Stock
issued               7,468           5,000        39,000               0            0           0        44,000
Treasury
stock
purchases           (7,740)              0             0               0            0     (54,000)      (54,000)
Treasury
stock sold           7,300               0         2,000               0            0      51,000        53,000
Net
unrealized
gain on
securities
available
for sale,
net of taxes
of $173,000              0               0             0               0      336,000           0       336,000
                 ---------      ----------    ----------     -----------     --------     -------   -----------
Balance at
December 31,
1995             2,438,136       1,543,000     2,700,000      15,123,000      202,000      (3,000)   19,565,000
                 =========      ==========    ==========     ===========     ========     =======   ===========




Page 33

Consolidated Statement of Changes in Shareholders Equity continued
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity

Effect of
change to
$0.01 par
value                    0      (1,518,000)    1,518,000               0            0           0             0

Net income               0               0             0       3,424,000            0           0     3,424,000
Cash dividends
declared                 0               0             0        (576,000)           0           0      (576,000)
Stock issued        26,128               0       248,000               0            0           0       248,000
Treasury
stock
purchases           (2,896)              0             0               0            0     (26,000)      (26,000)
Treasury
stock sold           3,336               0         1,000               0            0      29,000        30,000
Net
unrealized
loss on
securities
available
for sale,
net of taxes
of $97,000               0                0            0               0     (188,000)          0      (188,000)
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Balance
at December
31, 1996         2,464,704           25,000    4,467,000      17,971,000       14,000           0    22,477,000
                 =========      ===========   ==========     ===========     ========     =======   ===========













Page 34

Consolidated Statement of Changes in Shareholders Equity concluded
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity

Net income               0                0            0       3,906,000            0           0     3,906.000
Cash dividends
declared                 0                0            0        (705,000)           0           0      (705,000)
Stock issued        10,844                0      127,000               0            0           0       127,000
Treasury
stock
purchases           (4,668)               0            0               0            0     (48,000)      (48,000)
Treasury
stock sold           4,668                0        1,000               0            0      48,000        49,000
Net
unrealized
gain on
securities
available
for sale,
net of taxes
of $41,000               0                0            0               0       79,000           0        79,000
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Balance at
December 31,
1997             2,475,548      $    25,000   $4,595,000     $21,172,000   $   93,000     $     0  $ 25,885,000
                 =========      ===========   ==========     ===========     ========     =======   ===========

The accompanying footnotes are an integral part of these consolidated financial statements















Page 35

Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

---------------------------------------------------------------------------
Years ended December 31,                   1997          1996          1995
---------------------------------------------------------------------------

Cash flows from operating activities:

Net income                          $ 3,906,000   $ 3,424,000   $ 2,720,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                            582,000       530,000       528,000
Provision for loan losses               103,000        60,000             0
Provision for losses on
  other real estate owned                14,000        25,000        15,000
Loans originated for resale          (2,677,000)   (2,391,000)   (5,780,000)
Proceeds from sales of loans          2,879,000     2,232,000     1,714,000
Net (gain) loss on sale or call of
  securities available for sale          (3,000)        4,000        76,000
Net gain on sale of investment
  securities to be held to maturity           0        (6,000)      (30,000)
Losses related to other real
  estate owned                           33,000         7,000        10,000
Net change in other assets and
  accrued interest receivable        (4,311,000)     (274,000)      164,000
Net change in other liabilities         (84,000)      454,000       195,000
Net amortization of premium
  on investments                         91,000       141,000         9,000
                                     ----------    ----------    ----------
Net cash provided by operating
  activities                            533,000     4,206,000      (379,000)
                                     ----------    ----------    ----------

Cash flows from investing activities:

Proceeds from sales, maturities and calls
  of securities available for sale    4,869,000    16,437,000     7,076,000
Proceeds from maturities and calls of
  securities to be held to maturity  11,757,000     7,421,000     7,713,000
Proceeds from sales of other
  real estate owned                     634,000       441,000       189,000
Additional investment in other
  real estate owned                      (1,000)      (36,000)       (7,000)
Purchases of securities
  available for sale                 (2,711,000)     (988,000)   (2,001,000)
Purchases of securities to
  be held to maturity               (22,064,000)  (22,306,000)   (8,234,000)
Purchases of interest bearing
  deposits in other banks                     0             0    (2,700,000)
Maturities of interest-bearing
  deposits in other banks               975,000     1,725,000             0
Net increase in loans               (24,618,000)  (20,618,000   (13,622,000)
Capital expenditures                 (1,281,000)     (556,000)     (189,000)
                                     ----------    ----------    ----------
Net cash used in investing
  activities                        (32,440,000)  (18,480,000)  (11,775,000)
                                     ----------    ----------    ----------

Page 36
Consolidated Statements of Cash Flows, Concluded
First National Lincoln Corporation and Subsidiary

---------------------------------------------------------------------------
Years ended December 31,                   1997          1996          1995
---------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in
  demand deposits, savings, and
  money market accounts               1,526,000     1,962,000    (8,521,000)
Net increase in certificates
  of deposit                         12,678,000     3,244,000    16,544,000
Net increase in other
  borrowings                         17,889,000     9,923,000     4,615,000
Purchase of Treasury stock              (48,000)      (26,000)      (54,000)
Proceeds from sale of
  Treasury stock                         49,000        30,000        53,000
Proceeds from stock issuance            127,000       248,000        44,000
Dividends paid                         (654,000)     (488,000)     (353,000)
                                     ----------    ----------    ----------
Net cash provided by financing
  activities                         31,567,000    14,893,000    12,328,000
                                     ----------    ----------    ----------
Net increase (decrease) in cash
  and cash equivalents                 (340,000)      619,000       174,000
Cash and cash equivalents at
  beginning of year                   6,023,000     5,404,000     5,230,000
                                     ----------    ----------    ----------
Cash and cash equivalents at
  end of year                       $ 5,683,000   $ 6,023,000   $ 5,404,000
                                     ==========    ==========    ==========



Interest paid                       $ 9,488,000   $ 8,145,000   $ 7,730,000
Income taxes paid                     1,773,000     1,482,000       871,000
Non-cash transactions:
Transfers from securities available
  for sale to securities to be
  held to maturity                            0             0       987,000
Transfers from securities to be held
  to maturity to securities
  available for sale                          0             0    23,555,000
Loans transferred to other
  real estate owned (net)               (50,000)      604,000       303,000
Loans held for sale
  transferred to loan portfolio               0     3,923,000             0
Net change in unrealized gain
  (loss) on available for sale
  securities                            120,000      (285,000)      508,000

---------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements




Page 37
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements


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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities.
     Securities available for sale consists primarily of debt securities which management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity.
     Securities to be held to maturity consist primarily of debt securities which management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and are carried at cost adjusted for the amortization of premiums and the accretion of discount.


Page 38
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

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

Bank Premises and Equipment
Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by straight-line and accelerated methods over the asset's estimated useful life.

Loan Fees and Costs
Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances. The amount charged to income is included with the related interest income.

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by management to be adequate to absorb possible losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, management takes into consideration the following factors: non-performing loans, performing watch-report loans, size of loan portfolio by category, and economic conditions. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.



Page 39
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted.

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

Earnings Per Share
Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the stock options outstanding, determined by the treasury stock method.

Postretirement Benefits
     The cost of providing postretirement benefits is accrued during the active service period of the employee.

Effect of New Financial Accounting Standards
The Company adopted SFAS No. 125 and No. 127 in 1997, which relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities. The adoption of these standards did not have a material effect on the financial statements.
     During 1997, the Financial Accounting Standards Board issued three statements of accounting standards (SFAS), which apply to the Company: SFAS No. 128 "Earnings per Share," SFAS No. 129 "Disclosure about Capital Structure," and SFAS No. 130 "Reporting of Comprehensive Income." These statements do not change the measurement or recognition methods used in financial statements, but rather deal with disclosure and presentation requirements.
     The financial statements for 1997 and all prior periods include additional disclosures relating to diluted earnings per share which are required under

Page 40
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

SFAS No. 128. Financial statement disclosures also comply with SFAS No. 129 which summarizes, but did not change, the Company's disclosure information about capital structure. SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997, and management expects unrealized gains and losses to be the only item reported as other comprehensive income under SFAS No. 130. SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," was also released in 1997. Since the Company's operations include only its banking activities, it is expected this will impose no additional disclosure standards on the Company.


Note 2. Cash and Due from Banks

At December 31, 1997 the Company had a contractual clearing balance of $500,000 at the Federal Reserve Bank.


Note 3. Investment Securities

The following tables summarize the amortized cost and estimated market value of investment securities at December 31, 1997 and 1996:

------------------------------------------------------------------------------
December 31, 1997              Amortized Unrealized  Unrealized   Market Value
                                    Cost      Gains      Losses     (Estimated)
------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency     $ 6,490,000     32,000     (21,000)     6,501,000
Mortgage-backed securities     3,098,000    121,000      (9,000)     3,210,000
Other securities               6,734,000     18,000           -      6,752,000
                             ----------- ----------  ----------  -------------
                              16,322,000    171,000     (30,000)    16,463,000
                             =========== ==========  ==========  =============
Securities to be held to maturity:
U.S. Treasury and agency      16,649,000     39,000     (40,000)    16,648,000
Mortgage-backed securities    28,541,000    319,000    (160,000)    28,700,000
State and political
     subdivisions              3,557,000    150,000           -      3,707,000
Other securities               3,535,000     21,000      (1,000)     3,555,000
                             ----------- ----------  ----------  -------------
                              52,282,000    529,000    (201,000)    52,610,000
                             =========== ==========  ==========  =============
------------------------------------------------------------------------------













Page 41
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

------------------------------------------------------------------------------
December 31, 1996              Amortized Unrealized  Unrealized   Market Value
                                    Cost      Gains      Losses     (Estimated)
------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency     $ 9,488,000     22,000     (99,000)     9,411,000
Mortgage-backed securities     2,000,000     94,000      (9,000)     2,085,000
Other securities               6,983,000     13,000           -      6,996,000
                             ----------- ----------  ----------  -------------
                              18,471,000    129,000    (108,000)    18,492,000
                             =========== ==========  ==========  =============
Securities to be held to maturity:
U.S. Treasury and agency       8,994,000     32,000    (134,000)     8,892,000
Mortgage-backed securities    23,860,000     76,000    (290,000)    23,646,000
State and political
     subdivisions              3,632,000     59,000      (8,000)     3,683,000
Other securities               5,586,000     70,000      (4,000)     5,652,000
                             ----------- ----------  ----------  -------------
                              42,072,000    237,000    (436,000)    41,873,000
                             =========== ==========  ==========  =============
------------------------------------------------------------------------------

     The contractual maturities of investment securities at December 31, 1997, are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral, adjusted for anticipated principal prepayments in accordance with current interest rates.

----------------------------------------------------------------------------
                                      Securities            Securities to be
                              available for sale:           held to maturity:
                       -------------------------   -------------------------
                         Amortized  Market Value     Amortized  Market Value
                              Cost    (Estimated)         Cost    (Estimated)
----------------------------------------------------------------------------
Due in 1 year or less   $6,423,000     6,425,000    12,669,000    12,727,000
Due in 1 to 5 years      2,261,000     2,339,000    14,577,000    14,621,000
Due in 5 to 10 years       401,000       414,000    11,442,000    11,489,000
Due after 10 years       1,002,000     1,039,000    13,594,000    13,773,000
Equity securities        6,235,000     6,246,000             -             -
                       -----------    ----------    ----------  ------------
                      $ 16,322,000    16,463,000    52,282,000    52,610,000
                       ===========    ==========    ==========  ============
----------------------------------------------------------------------------

     At December 31, 1997 securities carried at $21,156,000, with a market value of $20,710,000, were pledged to secure borrowings from the Federal Reserve Bank, public deposits, and for other purposes as required by law. Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale is summarized below:



Page 42
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

----------------------------------------------------------------------------
                                      1997             1996             1995
----------------------------------------------------------------------------
Proceeds from sales             $        -        4,479,000        5,433,000
                                 =========        =========        =========
Gross gains                          3,000                -                -
Gross losses                             -           (4,000)         (76,000)
                                 ---------        ---------        ---------
Net gain (loss)                      3,000           (4,000)         (76,000)
                                 =========        =========        =========
Related income taxes            $    1,000           (1,000)         (26,000)
                                 =========        =========        =========
----------------------------------------------------------------------------

     Realized gains on securities in 1997 were the result of a security which was called at par value by the issuer. In 1995, the Company made a one-time transfer of securities between the securities to be held to maturity and the securities available for sale categories, in accordance with provisions of the Financial Accounting Standards Board. This transfer resulted in an unrealized gain of $239,000.


Note 4. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 1997 and 1996:

----------------------------------------------------------------------------
                                                       1997             1996
----------------------------------------------------------------------------
Real estate loans
   Residential                                $  92,937,000       81,088,000
   Commercial                                    20,173,000       18,220,000
Commercial and industrial loans                  33,100,000       26,907,000
State and municipal loans                         8,206,000        7,189,000
Consumer loans                                   24,041,000       20,288,000
Residential construction loans                    3,053,000        3,278,000
                                                -----------      -----------
Total loans                                    $181,510,000      156,970,000
                                                ===========      ===========
----------------------------------------------------------------------------

     Loan balances are stated net of deferred loan fees of $76,000 in 1997 and $153,000 in 1996.
     At December 31, 1997 and 1996, loans on non-accrual status totaled $510,000 and $440,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $50,000 for 1997, $62,000 for 1996 and $114,000 for 1995. Loans past due greater than 90 days which are accruing interest totaled $358,000 at December 31, 1997 and $161,000 at December 31, 1996. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were as follows:



Page 43
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

----------------------------------------------------------------------------
                                               1997         1996        1995
----------------------------------------------------------------------------
Balance at beginning of year             $ 1,906,000   2,059,000   2,428,000
Provision charged to operating expenses      103,000      60,000           -
                                           ---------   ---------   ---------
                                           2,009,000   2,119,000   2,428,000
                                           ---------   ---------   ---------
Loans charged off                           (337,000)   (367,000)   (484,000)
Recoveries on loans                          128,000     154,000     115,000
                                           ---------   ---------   ---------
Net loans charged off                       (209,000)   (213,000)   (369,000)
                                           ---------   ---------   ---------
Balance at end of year                   $ 1,800,000   1,906,000   2,059,000
                                           =========   =========   =========
----------------------------------------------------------------------------

Information regarding impaired loans is as follows:

----------------------------------------------------------------------------
                                                1997        1996        1995
----------------------------------------------------------------------------
Average investment in impaired loans       $ 361,000     309,000     574,000
Interest income recognized on impaired
   loans, including cash basis                     0           0           0
----------------------------------------------------------------------------

----------------------------------------------------------------------------
                                                       1997             1996
----------------------------------------------------------------------------
Balance of impaired loans                         $ 388,000          174,000
Less portion for which no allowance for
     loan losses is allocated                       (97,000)         (97,000)
                                                   --------         --------
Portion of impaired loan balance for which
     an allowance for loan losses is allocated      291,000           77,000
                                                   ========         ========
Portion of allowance for loan losses allocated
     to the impaired loan balance                 $ 121,000           33,000
                                                   ========         ========
----------------------------------------------------------------------------

     Loans to directors, officers and employees totaled $5,212,000 at December 31, 1997 and $4,418,000 at December 31, 1996. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

----------------------------------------------------------------------------
                                                       1997             1996
----------------------------------------------------------------------------
Balance at beginning of year                    $ 2,451,000        2,692,000
New loans                                           875,000          650,000
Repayments                                         (439,000)      (1,173,000)
                                                 ----------       ----------
Balance at end of year                          $ 2,887,000        2,169,000
                                                 ==========       ==========
----------------------------------------------------------------------------
Page 44
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

Note 5. Bank Premises and Equipment

A significant investment was made in buildings and equipment for the Bank's Rockport office, which opened in 1997. Bank premises and equipment are carried at cost and consist of the following:

----------------------------------------------------------------------------
                                                       1997             1996
----------------------------------------------------------------------------
Land                                            $   903,000          749,000
Land improvements                                   308,000          308,000
Bank buildings                                    3,996,000        3,405,000
Equipment                                         3,486,000        3,965,000
                                                 ----------       ----------
                                                  8,693,000        8,427,000
Less accumulated depreciation                     3,822,000        4,255,000
                                                 ----------       ----------
                                                $ 4,871,000        4,172,000
                                                 ==========       ==========
----------------------------------------------------------------------------


Note 6. Other Real Estate Owned

The following summarizes the composition of other real estate owned:

----------------------------------------------------------------------------
                                                       1997             1996
----------------------------------------------------------------------------
Real estate acquired in settlement of loans       $ 208,000          845,000
Less: allowance for losses                          (24,000)         (31,000)
                                                 ----------       ----------
Other real estate owned, net                      $ 184,000          814,000
                                                 ==========       ==========
----------------------------------------------------------------------------

     Changes in the allowance for each of the three years ended December 31 were as follows:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Beginning balance                      $  31,000        56,000        53,000
Losses charged to allowance              (21,000)      (50,000)      (12,000)
Provisions charged to income              14,000        25,000        15,000
                                       ---------     ---------     ---------
Ending balance                         $  24,000        31,000        56,000
                                       =========     =========     =========
----------------------------------------------------------------------------







Page 45
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

Note 7. Income Taxes

     The current and deferred components of income tax expense were as follows:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Federal income tax:
Current                             $  1,655,000     1,413,000       977,000
Deferred                                  44,000       115,000       236,000
                                      ----------    ----------    ----------
                                       1,699,000     1,528,000     1,213,000
State income tax                          77,000        59,000        57,000
                                      ----------    ----------    ----------
                                    $  1,776,000     1,587,000     1,270,000
                                      ==========    ==========    ==========
----------------------------------------------------------------------------

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Expected tax expense                 $ 1,931,000     1,704,000     1,357,000
Non-taxable interest income             (161,000)     (121,000)      (99,000)
State income taxes                        51,000        39,000        38,000
Qualified housing investment
     tax credit                          (38,000)      (38,000)      (38,000)
Other                                     (5,000)        3,000        12,000
                                      ----------    ----------    ----------
                                     $ 1,776,000     1,587,000     1,270,000
                                      ==========    ==========    ==========
----------------------------------------------------------------------------


     The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

----------------------------------------------------------------------------
                                                          1997          1996
----------------------------------------------------------------------------
Allowance for loan losses and OREO                   $ 435,000       448,000
Deferred loan fees                                      (6,000)       17,000
Nonaccrual loan interest                                33,000        57,000
Accrued pension and post-retirement                     65,000        84,000
Depreciation                                          (109,000)     (126,000)
Unrealized gain on securities available for sale       (48,000)       (7,000)
Other assets                                            82,000        71,000
Other liabilities                                      (60,000)      (67,000)
                                                     ---------     ---------
Net deferred income tax asset                        $ 392,000       477,000
                                                     =========     =========
----------------------------------------------------------------------------

Page 46
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 1997 and 1996 is as follows:

----------------------------------------------------------------------------
                                                          1997          1996
----------------------------------------------------------------------------
Asset                                               $  615,000       677,000
                                                     =========     =========
Liability                                           $  223,000       200,000
                                                     =========     =========
----------------------------------------------------------------------------

     No valuation allowance is deemed necessary for the deferred tax asset.


Note 8. Certificates of Deposit

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

-----------------------------------------------
1998                               $ 65,619,000
1999                                 14,757,000
2000                                  2,968,000
2001                                  2,249,000
2002                                    623,000
                                    -----------
Total                              $ 86,216,000
-----------------------------------------------

     Interest on time certificates of deposit of $100,000 or more was $850,000, $709,000 and $726,000 in 1997, 1996 and 1995, respectively.


Note 9. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank of Boston
(FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with local municipal and commercial customers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, which was $5,942,000 and $4,845,000 at December 31, 1997 and 1996, respectively; qualifying first mortgage loans, which were $90,006,000 and $84,924,000 in 1997 and 1996; U.S. Government and Agency
securities not pledged to others, which were $20,710,000 and $16,391,000 in 1997 and 1996; and funds on deposit with FHLB, which were $1,000 and $976,000 in 1997 and 1996.
     As of December 31, 1997, the Bank's total FHLB borrowing capacity was $98,441,000, of which $38,173,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 1997, had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.



Page 47
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $5,519,000 and $8,588,000 at December 31, 1997 and 1996, respectively, and an aggregate market value of $5,508,000 and $8,491,000 at December 31, 1997 and 1996, respectively. Borrowed funds at December 31, 1997 and 1996 have the following range of interest rates and maturity dates:

----------------------------------------------------------------------------
                                                           December 31, 1997
----------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                     5.62%-7.05%      $ 58,905,000
Amortizing through February 2001                     5.53%         1,363,000
                                                                 -----------
                                                                  60,268,000

Treasury Tax & Loan Notes                        variable          3,295,000
                                                                 -----------
      Rate in effect at 12/31/97 was 5.25%                         3,295,000

Repurchase agreements
Municipal and commercial customers             4.25%-5.40%         5,474,000
                                                                 -----------
                                                                   5,474,000
                                                                 -----------
                                                                $ 69,037,000
                                                                 ===========
----------------------------------------------------------------------------

----------------------------------------------------------------------------
                                                           December 31, 1996
----------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                     5.35%-5.56%      $ 41,000,000
Amortizing through February 2001                     5.53%         1,735,000
                                                                 -----------
                                                                  42,735,000
Repurchase agreements
Municipal and commercial customers             4.25%-5.50%         8,413,000
                                                                 -----------
                                                                   8,413,000
                                                                 -----------
                                                                $ 51,148,000
                                                                 ===========
----------------------------------------------------------------------------


Note 10. Employee Benefit Plans

Pension Plans
     Effective May 31, 1996, the Board of Directors ratified the termination of the Bank's defined benefit pension plan, and regulatory approval for termination of the Plan was received in 1996.

Page 48
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

     The accumulated benefit obligation for each covered participant was settled with the purchase of annuity contracts issued by a major insurance company or through lump sum payments. All assets were distributed to the Plan participants. The Bank recognized a gain on termination of $64,000. The Bank's net periodic pension cost for the Plan was $91,000 in both 1995.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The expense of this supplemental plan was $36,000 in 1997, $11,000 in 1996, and $15,000 in 1995. As of December 31, 1997, the accrued liability of this plan was $21,000.

401(k) Plan
     The Bank also has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 15% of their compensation, and the Bank may provide a match of up to 3% of compensation. The Board of Directors may also make a profit-sharing contribution to the Plan. Such contribution equaled 3% and 4% of each eligible employee's compensation in 1997 and 1996, respectively.
     The Bank's expense relating to the 401(k) plan was $141,000, $121,000, and $22,000 in 1997, 1996 and 1995, respectively.

Post-retirement Benefit Plans
     The Bank sponsors two postretirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides for life insurance coverage to full-time employees who work until retirement. The Bank also provides health insurance for retired directors. None of these plans are pre-funded.
     The Bank elected to recognize the accumulated postretirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic postretirement benefit cost over a 20-year period.
     The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amount shown in the statements of financial position at December 31:

----------------------------------------------------------------------------
                                                          1997          1996
----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees                                        $ 326,000       371,000
     Other active plan participants                    140,000       153,000
                                                     ---------     ---------
                                                       466,000       524,000
Unrecognized net (gain) loss                           (61,000)      (23,000)
Unrecognized transition obligation                     357,000       382,000
                                                     ---------     ---------
Accrued postretirement benefit cost                  $ 170,000       165,000
                                                     =========     =========
----------------------------------------------------------------------------





Page 49
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

     Net periodic postretirement benefit cost includes the following components:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Service cost-benefits attributed to
     service during the period          $  7,000         6,000         9,000
Interest cost on accumulated
     benefit obligation                   32,000        36,000        38,000
Amortization of transition obligation
     over 20 years                        29,000        29,000        24,000
Amortization of net gain                 (11,000)       (7,000)        3,000
                                      ----------    ----------    ----------
Net periodic postretirement benefit
     cost                                $57,000        64,000        74,000
                                      ==========    ==========    ==========
----------------------------------------------------------------------------

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%.


Note 11. Shareholders' Equity

On November 20, 1997, the Board of Directors declared a 300% stock dividend (equivalent to a four-for-one stock split), payable December 30, 1997, to shareholders of record on December 1, 1997. This increased the total number of outstanding shares from 618,887 to 2,475,548. The total number of shares of common stock authorized by the shareholders is 6,000,000.
     The Company has reserved 240,000 shares of its common stock, adjusted for the 300% stock dividend, to be made available to directors and employees who elect to participate in the directors' deferral, stock purchase, or savings and investment plans. As of December 31, 1997, 116,400 shares had been issued pursuant to these plans, leaving 123,600 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 15,512 shares and 29,464 shares in 1997 and 1996, respectively. For the stock sold to directors and employees in 1997, 4,668 shares were issued from Treasury stock. All share amounts have been adjusted to reflect the 300% stock dividend.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares, adjusted for the 300% stock dividend, to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price will be equal to the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date they are granted. All options expire 10 years from the date of grant.
     The following table sets forth options outstanding and the related activity for 1997, 1996 and 1995:







Page 50
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Balance at January 1                     120,000        96,000             -
Granted during year                       32,000        24,000        96,000
Weighted-average exercise price of
     options granted during year              10             8             6
Balance at December 31                   152,000       120,000        96,000
Weighted-average life of all options
     outstanding at December 31        7.7 years     8.3 years     9.1 years
Weighted-average exercise price of all
     options outstanding at December 31       8              7             6
----------------------------------------------------------------------------

     The exercise price of options granted in 1997 was $10.25 and in 1996 was $8.25. The exercise price of options granted in 1995 ranged from $6.38 to $6.50. As of December 31, 1997, options for 30,000 shares were exercisable, but no options had been exercised.
     No compensation cost has been recognized for the Plan. The fair market value of the options granted was $83,000 in 1997, $44,000 in 1996 and $155,000 in 1995. The fair market value on the date of the grant is estimated using the Black-Scholes option pricing model with the following assumptions: quarterly dividends of $0.05 in 1997, $0.04 in 1996 and $0.04 in 1995, a risk-free interest rate of 5.36% in 1997, 5.13% in 1996 and 5.95% in 1995, volatility of 10.69% in 1997, 4.91% in 1996 and 8.91% in 1995, and an expected life of 10 years.
     Had compensation cost been expensed, net of related income taxes, based on the fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Net income
     As reported                       3,906,000     3,424,000     2,720,000
     Pro forma                         3,851,000     3,395,000     2,618,000
Basic earnings per share
     As reported                            1.58          1.40          1.12
     Pro forma                              1.56          1.39          1.08
Diluted earnings per share
     As reported                            1.55          1.38          1.11
     Pro forma                              1.52          1.37          1.07
----------------------------------------------------------------------------


Note 12. Off-Balance Sheet Financial Instruments and Concentrations of Credit
Risk

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

Page 51
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

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

----------------------------------------------------------------------------
                                                          1997          1996
----------------------------------------------------------------------------
Unused lines, collateralized by
     residential real estate                       $ 7,099,000     6,718,000
Unused credit card lines                             7,005,000     6,785,000
Other unused commitments                            11,336,000    13,240,000
Standby letters of credit                              161,000       145,000
Commitments to extend credit                         5,602,000     4,112,000
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
















Page 52
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

Note 13. Earnings Per Share

In 1997, the Company adopted Statement of Financial Standards No. 128 relating to disclosures on earnings per share and the dilutive effect of options, rights, warrants and other securities. The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995, with per share information for 1996 and 1995 adjusted to reflect the 300% stock dividend paid in 1997:

----------------------------------------------------------------------------
                                        For the Year Ended December 31, 1997
                                        ------------------------------------
                                             Income        Shares  Per-Share
                                         (Numerator) (Denominator)    Amount
----------------------------------------------------------------------------
Income as reported                      $ 3,906,000
                                        ===========  ============  =========
Basic EPS: Income available to
    common shareholders
                                          3,906,000     2,468,250     $ 1.58
Effect of dilutive securities:
    incentive stock options
                                                  -        56,208
                                        -----------  ------------  ---------
Diluted EPS: income available to
     common shareholders plus
     assumed conversions                $ 3,906,000     2,524,458     $ 1.55
                                        ===========  ============  =========
----------------------------------------------------------------------------

----------------------------------------------------------------------------
                                        For the Year Ended December 31, 1996
                                        ------------------------------------
                                             Income        Shares  Per-Share
                                         (Numerator) (Denominator)    Amount
----------------------------------------------------------------------------
Income as reported                      $ 3,424,000
                                        ===========  ============  =========
Basic EPS: Income available to
    common shareholders                   3,424,000     2,444,616     $ 1.40
Effect of dilutive securities:
    incentive stock options                       -        31,189
                                        -----------  ------------  ---------
Diluted EPS: income available to
     common shareholders plus
     assumed conversions                $ 3,424,000     2,475,805     $ 1.38
                                        ===========  ============  =========
----------------------------------------------------------------------------








Page 53
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

----------------------------------------------------------------------------
                                        For the Year Ended December 31, 1995
                                        ------------------------------------
                                             Income        Shares  Per-Share
                                         (Numerator) (Denominator)    Amount
----------------------------------------------------------------------------
Income as reported                      $ 2,720,000
                                        ===========  ============  =========
Basic EPS: Income available to
    common shareholders                   2,720,000     2,432,804     $ 1.12
Effect of dilutive securities:
    incentive stock options                       -        10,000
                                        -----------  ------------  ---------
Diluted EPS: income available to
     common shareholders plus
     assumed conversions                $ 2,720,000     2,442,804     $ 1.11
                                        ===========  ============  =========
----------------------------------------------------------------------------

     All earnings per share calculations have been made using the weighted average number of shares for each year. All of the dilutive securities are incentive stock options granted to certain key members of management. The dilutive numbers of shares has been calculated using the treasury method, and as of each year end, all granted options were exercisable.


Note 14. Fair Value of Financial Instruments

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

Page 54
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

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

Limitations
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular

Page 55
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, bank premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
     The estimated fair values for the Company's financial instruments as of December 31, 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 December 31, 1997         December 31, 1996
                           -----------------------  ------------------------
                             Carrying    Estimated     Carrying    Estimated
                               amount   fair value       amount   fair value
----------------------------------------------------------------------------
Financial assets
Cash & due from banks     $ 5,683,000    5,683,000    6,023,000    6,023,000
Interest-bearing deposits
     in other banks                 -            -      975,000      975,000
Securities available
     for sale              16,463,000   16,463,000   18,492,000   18,492,000
Securities to be held
     to maturity           52,282,000   52,610,000   42,072,000   41,873,000
Loans held for sale           100,000      100,000      302,000      302,000
Loans (net of allowance
     for loan losses)     179,710,000  179,201,000  155,064,000  154,128,000
Accrued interest
     receivable             1,961,000    1,961,000    1,702,000    1,702,000
Financial liabilities
Deposits                  169,880,000  161,568,000  155,674,000  157,133,000
Borrowed funds             69,037,000   69,019,000   51,148,000   51,142,000
----------------------------------------------------------------------------

Note 15. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Merchant discount fees                 $ 249,000       196,000             -
----------------------------------------------------------------------------

     There were no other operating expense items that were greater than 1% of revenues in 1997, 1996 or 1995.
Page 56
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

Note 16. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends on primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 1998 will be 1998 earnings plus retained earnings of $5,018,000 from 1997 and 1996.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.
     The actual capital amounts and ratios for the Bank are presented in the following table:





Page 57
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

----------------------------------------------------------------------------
                                                                 To be well-
                                              For capital  capitalized under
                                                 adequacy  prompt corrective
                                   Actual        purposes  action provisions
----------------------------------------------------------------------------
As of December 31, 1997
Tier 2 capital to             $26,596,000       9,972,000         16,620,000
   risk-weighted assets             16.00%           6.00%             10.00%
                               ---------------------------------------------
Tier 1 capital to              24,796,000       6,648,000          9,972,000
   risk-weighted assets             14.92%           4.00%              6.00%
                               ---------------------------------------------
Tier 1 capital to              24,796,000      10,526,000         13,157,000
    average assets                   9.42%           4.00%              5.00%
----------------------------------------------------------------------------
As of December 31, 1996
Tier 2 capital to             $23,253,000       8,693,000         14,488,000
   risk-weighted assets             16.05%           6.00%             10.00%
                               ---------------------------------------------
Tier 1 capital to              21,442,000       5,795,000          8,693,000
   risk-weighted assets             14.80%           4.00%              6.00%
                               ---------------------------------------------
Tier 1 capital to              21,442,000       9,154,000         11,443,000
    average assets                   9.37%           4.00%              5.00%
----------------------------------------------------------------------------

     The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

----------------------------------------------------------------------------
                                                                 To be well-
                                              For capital  capitalized under
                                                 adequacy  prompt corrective
                                   Actual        purposes  action provisions
----------------------------------------------------------------------------
As of December 31, 1997
Tier 2 capital to             $27,685,000       9,972,000         16,620,000
   risk-weighted assets             16.72%           6.00%             10.00%
                               ---------------------------------------------
Tier 1 capital to              25,885,000       6,648,000          9,972,000
   risk-weighted assets             15.47%           4.00%              6.00%
                               ---------------------------------------------
Tier 1 capital to              25,885,000      10,526,000         13,157,000
    average assets                   9.80%           4.00%              5.00%
----------------------------------------------------------------------------
As of December 31, 1996
Tier 2 capital to             $24,278,000       8,714,000         14,523,000
   risk-weighted assets             16.72%           6.00%             10.00%
                               ---------------------------------------------
Tier 1 capital to              22,463,000       5,809,000          8,714,000
   risk-weighted assets             15.47%           4.00%              6.00%
                               ---------------------------------------------
Tier 1 capital to              22,463,000       9,173,000         11,466,000
    average assets                   9.80%           4.00%              5.00%
----------------------------------------------------------------------------
Page 58
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued

Note 17. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):

------------------------------------------------------------------------
Balance Sheets
December 31,                                             1997       1996
------------------------------------------------------------------------
Assets
Cash                                                 $    372        603
Dividends receivable                                      250        250
Investments                                               252          0
Investment in subsidiary                               24,881     21,456
Other assets                                              427        414
                                                      ------------------
                                                     $ 26,182     22,723
                                                      ==================

Liabilities and shareholders' equity
Dividends payable                                    $    297        246
Shareholders' equity                                   25,885     22,477
                                                      ------------------
                                                     $ 26,182     22,723
                                                      ==================
------------------------------------------------------------------------


------------------------------------------------------------------------
Statements of Income
Years ended December 31,                      1997       1996       1995
------------------------------------------------------------------------

Investment income                          $     6          2          7
Gain (loss) on sale of  investments              0          1          0
Other income                                    48         55         56
                                            ----------------------------
Total income                                    54         58         63
                                            ----------------------------

Other expense                                   52         59         65
                                            ----------------------------
Income (loss) before Bank earnings               2         (1)        (2)
                                            ----------------------------
Equity in earnings of Bank:
Remitted                                       550        488        353
Unremitted                                   3,354      2,937      2,369
                                            ----------------------------
Net income                                 $ 3,906      3,424      2,720
                                            ============================
------------------------------------------------------------------------





Page 59
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, Concluded

------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                      1997       1996       1995
------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                 $ 3,906      3,424      2,720
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Net realized (gain) loss on sale
   of securities available for sale              0         (1)         0
Decrease (increase) in other assets            (17)       (14)        25
Unremitted earnings of Bank                 (3,354)    (2,937)    (2,369)
                                            ----------------------------
Net cash provided by operating activities      535        472        376
                                            ----------------------------
Cash flows from investment activities:
Proceeds from sales and maturities of
   securities available for sale                 0        102        486
Purchases of investments                      (240)         0       (490)
                                            ----------------------------
Net cash provided by investing activities     (240)       102         (4)
                                            ----------------------------

Cash flows from financing activities:
Proceeds from sale of stock                    127        248         44
Purchase of Treasury stock                     (48)       (26)       (54)
Sale of Treasury stock                          49         30         53
Dividends paid                                (654)      (488)      (353)
                                            ----------------------------
Net cash used in financing activities         (526)      (236)      (310)
                                            ----------------------------
Net increase in cash                          (231)       338         62
Cash, beginning of year                        603        265        203
                                            ----------------------------
Cash, end of year                          $   372        603        265
                                            ============================
------------------------------------------------------------------------


















Page 60
ITEM 9. Changes in and/or Disagreements with Accountants

     None.
























































Page 61
ITEM 10. Directors and Executive Officers of the Registrant

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than 25 persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten. Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following Directors' terms expire in 1998, and each will be nominated for re-election for a three-year term:
     M. Robert Barter, 68, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1982, and Chairman of both the Company and the Bank since April, 1989. Mr. Barter has owned and operated Bob's Photo-TV store in Boothbay Harbor, Maine since 1953. Mr. Barter is also serving as Town Clerk for the Town of Boothbay Harbor and is County Commissioner for Lincoln County, Maine. Representing Maine, Mr. Barter is a Director of The National Association of Counties in Washington, D.C.
     Bruce A. Bartlett, 64, has been a member of the Board of Directors since the Company's organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company until his retirement on April 26, 1994 and as President and Chief Executive Officer of the Bank until his retirement on March 7, 1994. He has served as a Director of the Bank since 1981.
     Malcolm E. Blanchard, 63, has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Stuart G. Smith, 44, was selected as a Director of the Company and the Bank in July, 1997. A resident of Camden, he owns and operates with his wife, Maine Sport Outfitters in Rockport, and Lord Camden Inn and Bayview Landing in Camden, Maine for many years. Mr. Smith is Chairman of the Five-Town CSD School Board and Chairman of the Facilities Planning Committee for the new high school.

The following Directors' terms will expire in 1999:

     Katherine M. Boyd, 47, was elected a Director of the Company and the Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd is a trustee of the Boothbay Region YMCA, Chairperson of the YMCA Annual Fund Drive, and past chairperson of the YMCA Camp Committee.
     Carl S. Poole, Jr., 52, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr., 51, was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association, and is a former Public Administrator, Lincoln County. He has served on the Boards of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the
Wiscasset Library.   He was Selectman, Town of Westport from 1975 to 1976 and
served as Chairman of the Board of Selectmen from 1993 to 1995.


Page 62
The following Directors' terms will expire in 2000:

     Daniel R. Daigneault, 45, has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994, and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is Vice President of the Boothbay Region YMCA Board of Trustees and a director of Maine Bankers Association.
     Robert B. Gregory, 44, was elected a Director of the Company and the Bank in October, 1987. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.
     Parker L. Spofford, 69, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1979. Mr. Spofford is a Realtor in Waldoboro, Maine. He has been active in that capacity since 1955 and is a Past President of the Maine Association of Realtors as well as a former director of the National Association of Realtors. He began his banking affiliation with the Provident Institution for Savings in Boston and has served in an advisory capacity for the former Depositors Trust Company and the former Heritage Savings Bank.

     The Bank has five standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, and Directors' Loan. The Compensation Committee is a subcommittee of the Executive Committee. Certain members of management also serve on some committees. The aggregate attendance of committee meetings by members of the Board of Directors in 1997 was in excess of 90%. The Company has no standing committees of the Board of Directors.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the reporting requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Bank:

Name and Age (1)        Office & Position                      Period Served
--------------------    -----------------------------------    -------------
Daniel R. Daigneault    President & Chief Executive Officer     1994 to date
45                      of the Company and of the Bank

F. Stephen Ward         Treasurer of the Company;               1993 to date
44                      Vice President and Chief Financial Officer
                        and Investment Officer of the Bank

Donald C. Means         Clerk of the Company;                   1973 to date
60                      Senior Vice President and
                        Senior Loan Officer of the Bank


Page 63
Walter F. Vietze        Senior Vice President and               1984 to date
56                      Senior Operations Officer of the Bank

John T. Blamey          Vice President and Banking Services     1994 to date
51                      Officer of the Bank

Edythe A. Jordan        Vice President and Trust Officer        1992 to date
53                      of the Bank

Michael T. Martin       Vice President and Credit               1993 to date
42                      Administration Officer of the Bank

Alden B. McFarland      Vice President and Senior Commercial    1988 to date
50                      Loan Officer of the Bank

Janet E. Spear          Vice President and Mortgage Loan        1990 to date
55                      Officer of the Bank

Deborah C. Yates        Vice President and Loan, Deposit        1992 to date
49                      and Trust Operations Officer
                        of the Bank
(1) As of December 31, 1997

     Daniel R. Daigneault has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has served as Treasurer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Down East Enterprises, Inc. He will complete his Masters of Business Administration degree in Finance in 1998.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by First National Bank of Boston, a major New England financial institution. While there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     John T. Blamey has been employed by the Bank since 1989. Mr. Blamey was previously Strategic Plan Director and now adds Sales Director to his responsibilities as Vice President of Banking Services. Prior to joining the Bank, Mr. Blamey retired from the United States Air Force as Lieutenant Colonel.
     Edythe A. Jordan joined the Bank in 1992 as Vice President and Trust Officer. She has 27 years' experience in trust banking with Key Trust Company and Casco Northern Bank and served as manager of Key Trust Company's Presque Isle, Maine, office.
     Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.



Page 64
     Alden B. McFarland has been employed by the Bank since 1975. From 1984 to 1988, Mr. McFarland served as Assistant Vice President and Commercial Loan Officer of the Bank.
     Janet E. Spear has been employed by the Bank since 1977. Mrs. Spear served as Assistant Vice President and Mortgage Loan Officer of the Bank from 1987-1990, and as Mortgage Loan Officer from 1985-87. From 1982 to 1985 she was the Manager of the Bank's Waldoboro office.
     Deborah C. Yates has been employed by the Bank since 1971. Ms. Yates served as Assistant Vice President and Loan Operations Officer from 1986 to 1992.

     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.












































Page 65
ITEM 11. Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer during 1997, 1996 and 1995. No other Executive Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 1997, 1996 and 1995.

----------------------------------------------------------------------------
                                       Annual                      Long Term
                                   Compensation                 Compensation
                            ---------------------------------   ------------
Name and Principal Position
                            Year     Salary   Bonus(1)     Other   # Options
----------------------------------------------------------------------------
Daniel R. Daigneault        1997   $145,000   $ 13,514   $  9,550(2)  12,000
President and CEO           1996    143,000     15,730      7,425      8,000
                            1995    130,000     15,839      1,386     64,000
----------------------------------------------------------------------------
(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officer in the 401-k Plan. In 1997 the Company and The First National Bank of Damariscotta contributed to the First National Bank of Damariscotta Savings and Investment Plan, a matching amount for the salary deferred by Mr. Daigneault equal to 3% of Mr. Daigneault's earnings and a profit-sharing component of 3% of Mr. Daigneault's earnings, which were subject to IRS regulations which limit the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $150,000. These percentages were equivalent to the 401-(k) Plan match and profit sharing contributions made for all eligible employees.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, is paid a director's fee in the amount of $400 for each meeting attended and $100 for each meeting attended of a committee of which the director is a member. The Chairman of the Board is paid an annual fee of $14,000. Directors may elect to defer their fees to be invested in shares of Company stock. As of December 31, 1997, M. Robert Barter and Parker L. Spofford elected to have 100% of their fees invested under the Directors' Compensation Deferral Agreement. Certain Board members are also paid fees for appraisals and consulting services, and such fees are on terms no more favorable to the recipient than are generally available to the Bank for such services from other providers in the area. Fees paid to Directors as a group in 1997 totaled $63,000. No directors' fees are paid to Directors of the Company as such. President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.











Page 66
Executive Compensation Committee Report

     The Compensation Committee consists of four outside members of the Board of Directors including the Chairman of the Board. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions within the State of Maine, plus a short-term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a greater portion of employee compensation from base salary to performance based payments. The program, which was developed by Mike Higgins & Associates, Inc., is currently being utilized by over 200 banks across the country. In 1997, total cash payout under this Stakeholder Performance Compensation program was 9.32% of the participating employees' base salaries. The cash payout may be deferred to the following calendar year.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long- term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 1997 some of the indicators were: loan volume, deposit volume, non-performing loan levels, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparably sized financial institutions within the State of Maine. The survey was conducted by an independent accounting firm. The committee took into consideration the salary ranges as well as actual salaries paid to Presidents and CEOs of similar banks in establishing the 1997 base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     President Daigneault's base compensation for 1997 was based on the Company's overall financial performance in 1996, which, in the opinion of the Compensation Committee, was considered very good. All 1996 goals set for President Daigneault were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Also considered were the actual salaries of CEOs of other financial institutions of similar size and complexity, located within the State of Maine. Taking these

Page 67
various factors into consideration and in recognition of his fine performance, the committee granted him additional stock options under the 1995 Company Stock Option Plan and increased his base salary by $2,000.
     President Daigneault's 1997 bonus compensation was 9.32% of base compensation, paid in accordance with the Company's Stakeholder Performance Compensation program for all employees, which was described previously.
           Compensation Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           Carl S. Poole, Jr.
           Parker L. Spofford.

Stock Option Plan

     In addition to the cash compensation, in April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of four outside directors. During 1997, 1996 and 1995, stock options were granted under the 1995 Stock Option Plan, as set forth in the accompanying table.
           1997 Option Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           Carl S. Poole, Jr.
           Parker L. Spofford.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 1997, Directors Barter, Blanchard, Poole and Spofford served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan which covers a period of two to ten years.
     The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 1997:







Page 68
Option Grants During the Year Ended December 31, 1997
-------------------------------------------------------------------------------
                      Number      % of                     Potential realizable
                          of     total                         value at assumed
                  securities   options  Exercise                 rates of stock
                  underlying   granted     price    Expir-         appreciation
                     options in fiscal       per    ation    for option term(1)
                     granted      year  share(2)  date (3)        5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault  12,000     37.5%   $10.25  01/26/07   $ 77,354   $183,423
All other employees   20,000     62.5%    10.25  01/26/07    128,923    305,705
All optionees         32,000    100.0%    10.25  01/26/07    206,277    489,128
-------------------------------------------------------------------------------
1) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. These values have also not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.
2) Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.
3) In most cases, the Stock Option Plan requires a vesting period of two years after the date granted before 50% of the options may be exercised, and five years after the date granted before 100% of the options may be exercised. All options expire 10 years after the date granted.

     The following table sets forth information with respect to the named executive and all other optionees concerning the exercise of options during 1997 and unexercised options held as of December 31, 1997:

Aggregated Option Exercises in 1997 and December 31, 1997 Option Values
-------------------------------------------------------------------------------
                                     Number of securities              Value of
                                               underlying           unexercised
                                              unexercised          in-the-money
                                                  options               options
                                              at year end           at year end
                                     --------------------   -------------------
           Shares acquired    Value      Exer-    Unexer-      Exer-    Unexer-
               on exercise realized    cisable    cisable    cisable    cisable
-------------------------------------------------------------------------------
Daniel R.
Daigneault            -0-       -0-     14,000     70,000   $102,000   $448,500
All other
employees             -0-       -0-     16,000     52,000   $116,000   $274,000

All optionees         -0-       -0-     30,000    122,000   $218,000   $722,500
-------------------------------------------------------------------------------








Page 69
Description of the Company's Benefit Plans

     The Company has reserved 240,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 1997, 116,400 shares had been issued pursuant to these plans, leaving 123,600 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares for these plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of service (500 hours during a 12 month period). Eligible employees may contribute a percentage of compensation, up to a maximum of 15% annually. The Bank may, by annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors with the assistance of Berry, Dunn, McNeil & Parker, the Company's independent public accountants.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $65,000 in matching contributions and $75,000 in profit-sharing contributions to this plan in 1997. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 1997, 41,376 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is based on fair market value as determined by the Plan Committee appointed by the Board of Directors. As of December 31, 1997, 34,792 shares of the Company's stock had been purchased pursuant to the plan.
     On January 15, 1987, the Bank adopted a Compensation Deferral Agreement pursuant to which Directors (other than the Chief Executive Officer) are permitted to defer payment of directors' fees until their retirement from the Board. The Savings and Investment Plan Committee has sole discretion to invest the deferred fees as it sees fit. Two Directors had signed Compensation Deferral Agreements for 1997.
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.

Page 70
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The agreements provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The projected retirement benefit for President Daigneault, assuming he remains employed by the Bank until normal retirement age of 65 is $169,329 per year, with such payments beginning in the year 2017. The expense for all participants of this supplemental plan was $36,000 in 1997, $11,000 in 1996, and $15,000 in 1995. As of December 31, 1997, the accrued liability of this plan was $21,000.
    On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the Option Plan) for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
Code) to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and the number of shares to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death.
Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year may generally not exceed $100,000.
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled

Page 71
to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held, provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.





























Page 72
Performance Graph

     Set forth below is a line graph comparing the five-year cumulative total return of the Company's common stock ("FNLC"), assuming reinvestment of all cash dividends and retention of all stock dividends, with that of the Standard & Poor's 500 Index ("S&P 500") and the NASDAQ Combined Bank Index ("NASD Bank"). The NASD Bank index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

Insert performance graph from Excel (refer to Form SE filed by registrant)

Performance graph data:
-------------------------------------------------------------------
             1992      1993      1994      1995      1996      1997
-------------------------------------------------------------------
FNLC       100.00    127.33    171.43    231.09    293.56    401.96
NASD Bank  100.00    129.37    130.80    189.41    238.95    390.90
S&P 500    100.00    109.94    111.34    152.68    187.31    249.32
-------------------------------------------------------------------








































Page 73
ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock beneficially owned (1) as of December 31, 1997 by each Director and Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group:

     ---------------------------------------------------
     Name                     Number of          Percent
     of Director                 Shares     Ownership(1)
     -------------------      ---------     ------------
     M. Robert Barter            42,516            1.72%
     Bruce A. Bartlett            9,228             .37%
     Malcolm E. Blanchard        36,912            1.49%
     Katherine M. Boyd            8,868             .36%
     Daniel R. Daigneault(2)     25,956            1.05%
     Robert B. Gregory           10,040             .41%
     Carl S. Poole, Jr.          90,964            3.67%
     Stuart G. Smith              8,080             .33%
     David B. Soule, Jr.          5,768             .23%
     Parker L. Spofford          26,188            1.06%
                                -------           ------
     Total ownership of all
     Directors and Executive
     Officers as a group(2)     309,991           12.28%
     ---------------------------------------------------
     (1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person listed.
     (2)Includes exercisable stock options as of December 31, 1997, for Daniel
R. Daigneault of 14,000 shares, and all directors and executive officers as a group of 30,000 shares.

     To the knowledge of the management of the Company, the following shareholders beneficially owned more than 5% of First National Lincoln Corporation stock as of December 31, 1997.

     -------------------------------------- --------------------------------
     Name & Address of Beneficial Owner              Amount       Percentage
     -------------------------------------    -------------       ----------
     Daniel P. Thompson, Edith I. Thompson   143,004 shares            5.78%
     HC 61 Box 039, New Harbor, ME 04545
     --------------------------------------- -------------------------------











Page 74
ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their associates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others.
     In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 1997 to the Company's Directors, Executive Officers and their associates was $2,946,000, which constituted 1.62% of the Bank's total loans outstanding at that date.






































Page 75
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Exhibits

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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 10.3 EastPoint Technology Purchase and Licensing Agreement, filed as Exhibit 10.3 to the Company's 1993 Annual Report on Form 10-K.

     Exhibit 27 Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.































Page 76
SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                  Title and Date


     Daniel R. Daigneault                            President and Director
     Daniel R. Daigneault                            (Principal Executive
                                                     Officer)
                                                     March 27, 1998

     F. Stephen Ward                                 Treasurer
     F. Stephen Ward                                 (Principal Financial
                                                     Officer, Principal
                                                     Accounting Officer)
                                                     March 27, 1998

     M. Robert Barter                                Director and
     M. Robert Barter                                Chairman
                                                     of the Board
                                                     March 27, 1998

     Bruce A. Bartlett                               Director
     Bruce A. Bartlett                               March 27, 1998


     Malcolm E. Blanchard                            Director
     Malcolm E. Blanchard                            March 27, 1998


     Katherine M. Boyd                               Director
     Katherine M. Boyd                               March 27, 1998


     Robert B. Gregory                               Director
     Robert B. Gregory                               March 27, 1998


     Carl S. Poole, Jr.                              Director
     Carl S. Poole, Jr.                              March 27, 1998


Page 77
     Stuart G. Smith                                 Director
     Stuart G. Smith                                 March 27, 1998


     David B. Soule, Jr.                             Director
     David B. Soule, Jr.                             March 27, 1998


     Parker L. Spofford                              Director
     Parker L. Spofford                              March 27, 1998














































Page 78