Form 10-Q
period 1998-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1998-05-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      March 31, 1998




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at March 31, 1998
       Common Stock, Par One Cent                         2,478,917

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                      Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                               1  -  2
            March 31, 1998, March 31, 1997, and December 31, 1997.

          Consolidated Statements of Income and Non-owner Changes
           in Equity                           -                      3  -  4
            Three months ended March 31, 1998 and March 31, 1997.

          Consolidated Statements of Cash Flows -                     5  -  6
            Three months ended March 31, 1998 and March 31, 1997.

          Footnotes to Financial Statements -                               7
            Three months ended March 31, 1998 and March 31, 1997.

     Item 2: Management's discussion and analysis of                  8  - 11
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            12

     Item 2: Changes in Securities                                        13

     Item 3: Defaults Upon Senior Securities                              14

     Item 4: Submission of Matters to a Vote of Security Holders          15

     Item 5: Other Information                                            16

     Item 6: Exhibits and reports on Form 8-K.                            17

Signatures                                                                18

                      FIRST NATIONAL LINCOLN CORPORATION
                              AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                              (000  OMITTED)


                                          3/31/98     3/31/97     12/31/97
                                         (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $4,652      $5,981      $5,683
Interest bearing deposits in other banks         0           1           0

Investments:

 Available for sale                         13,583      16,168      16,463

 Held to maturity (market values $50,932
   at 3/31/98, $54,589 at 3/31/97 and
   $52,610 at 12/31/97)                     50,832      55,059      52,282

Loans held for sale (market value $100
   at 12/31/97)                                  0           0         100

Loans                                      192,186     161,432     181,510
Less allowance for loan losses               1,772       1,852       1,800

     Net loans                             190,414     159,580     179,710

Accrued interest receivable                  2,048       1,830       1,961
Bank premises and equipment                  4,797       4,164       4,871
Other real estate owned                        241         674         184
Other assets                                 5,042       1,174       5,025

        Total Assets                      $271,609    $244,631    $266,279



Liabilities & Stockholders' Equity

Demand deposits                            $13,030     $12,625     $14,109
NOW deposits                                29,326      24,858      29,213
Money market deposits                        6,970       5,073       6,238
Savings deposits                            34,111      34,004      34,104
Certificates of deposit                     67,899      63,796      68,970
Certificates $100M and over                 18,045      13,520      17,246

     Total deposits                       $169,381    $153,876    $169,880

BALANCE SHEETS CONT.



                                          3/31/98     3/31/97     12/31/97
                                         (Unaudited) (Unaudited) (Unaudited)


Borrowed funds                              73,539      65,694      69,037
Other liabilities                            1,917       1,807       1,477

     Total Liabilities                     244,837     221,377     240,394

Shareholders' Equity:

Common stock                                    25          24          25
Additional paid-in capital                   4,655       4,468       4,595
Retained earnings                           21,990      18,754      21,172
Net unrealized gains (losses) on
   available-for-sale securities               122          10          93
Treasury stock                                 (20)         (2)          0

    Total Stockholders' Equity              26,772      23,254      25,885

       Total Liabilities & Stockholders'
            Equity                        $271,609    $244,631    $266,279

                       FIRST NATIONAL LINCOLN CORPORATION
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME AND NON-OWNER
                              CHANGES IN EQUITY

                                (000 OMITTED)

                                        For the three months ended March 31,
                                                    1998            1997
                                                 (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                     $4,099          $3,513
     Interest on deposits with other banks               5              13
     Interest and dividends on investments           1,100           1,087

     Total interest income                           5,204           4,613

Interest expense:

     Interest on deposits                            1,575           1,378
     Interest on borrowed funds                        963             780

     Total interest expense                          2,538           2,158

Net interest income                                  2,666           2,455

Provision for loan losses                               45               0

     Net interest income after provision
        for loan losses                              2,621           2,455

Other operating income:

     Trust department income                            91              81
     Service charges on deposit accounts               147             130
     Net securities gains (losses)                     (25)              0
     Other operating income                            202             105

     Total other operating income                      415             316


Other operating expenses:

     Salaries and employee benefits                    893             809
     Occupancy expense                                 104              87
     Furniture and equipment expense                   155             141
     Other                                             464             403

     Total other operating expenses                  1,616           1,440

STATEMENTS OF INCOME AND NON-OWNER CHANGES IN EQUITY CONT.



                                                    1998            1997
                                                 (Unaudited)     (Unaudited)


Income before income taxes                           1,420           1,331
Applicable income taxes                                428             418

NET INCOME                                            $992            $913

Non-owner changes in equity, net of tax:

  Unrealized gains (losses) arising during period       29              (4)
  Less:  reclassification adjustment for accumulated
      gains (losses) included in net-income            (16)              0
   Total non-owner changes in equity, net of tax        13              (4)

INCOME AND NON-OWNER CHANGES IN
  EQUITY                                             1,005             909


Basic earnings per share                             $0.40           $0.37
Diluted earnings per share                           $0.39           $0.36
Cash dividends declared per share                    $0.07           $0.05
Weighted average number of shares outstanding    2,479,828       2,488,535

                        FIRST NATIONAL LINCOLN CORPORATION
                                AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000 OMITTED)

                                          For the three months ended March 31,

                                                         1998          1997
                                                     (Unaudited)   (Unaudited)

Cash flows from operating activities:
     Net income                                            $992          $913
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                      147           131
          Provision for loan losses                          45             0
          Loans originated for resale                    (3,361)         (402)
          Proceeds from sales and transfers of loans      3,124           704
          Net (gain) loss on sale of investments             25             0
          Provision for losses on other real estate           0             0
          Losses related to other real estate owned           0            14
          Net change in other assets                       (437)         (150)
          Net change in other liabilities                   563           455
          Net amortization of premium on investments         26            47

          Net cash provided by operating activities       1,124         1,712

Cash flows from investing activities:
     Proceeds from sales of investments                       0             0
     Proceeds from maturities of investments             15,323         5,819
     Maturities of interest-bearing deposits                  0           974
     Proceeds from sales of other real estate                 0           126
     Additional investment in other real estate               0             0
     Purchase of investments                            (10,728)      (16,535)
     Net decrease (increase) in loans                   (10,424)       (4,516)
     Capital expenditures                                   (72)         (122)

          Net cash used in investing activities          (5,901)      (14,254)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts           (227)       (5,577)
     Net increase (decrease) in certificates of deposit    (272)        3,779
     Net increase (decrease) in other borrowings          4,502        14,546
     Proceeds from sale of Treasury stock                     0            45
     Payment to repurchase common stock                     (20)          (47)
     Net proceeds from stock issuance                        60             0
     Dividends paid                                        (297)         (246)

          Net cash provided by financing activities       3,746        12,500

STATEMENTS OF CASH FLOWS CONT.



                                                         1998          1997
                                                     (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                      (1,031)          (42)
Cash and cash equivalents at beginning
   of period                                              5,683         6,023

 Cash and cash equivalents at end of
    period                                               $4,652        $5,981

Interest paid                                            $2,477        $2,056
Income taxes paid                                           462            25
Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          56             0
    Loans held for sale transferred to loan portfolio       100             0
    Net change in unrealized gain (loss) on
        available for sale securities                        29            (4)

FOOTNOTES TO FINANCIAL STATEMENTS



1. Prior period financial information has been restated to reflect the 300% stock dividend issued on December 1, 1997.

2. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

EARNINGS SUMMARY

     Net income for the three months ended March 31, 1998 was $992,000, an increase of 8.7% over 1997's net income of $913,000.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1998 was $2,666,000, an 8.6% increase over 1997's net interest income of $2,455,000. Total interest income of $5,204,000 is a 12.8% increase over 1997's total interest income of $4,613,000. Total interest expense of $2,538,000 is a 17.6% increase over 1997's total interest expense of $2,158,000.

PROVISION FOR LOAN LOSSES

     During the first three months of 1998, $45,000 was added to the allowance for loan losses. The allowance is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118.

     Loans considered to be impaired according to SFAS 114/118 totaled $400,000 at March 31, 1998. The portion of the allowance for loan losses allocated to impaired loans at March 31, 1998 was $161,000.

NON-INTEREST INCOME

     Non-interest income of $415,000 for the three months ended March 31, 1998 was an increase of 31.3% from 1997's non-interest income of $316,000. Mortgage origination fees and income on other assets acquired in the fourth quarter of 1997 contributed to this increase.

NON-INTEREST EXPENSE

     Non-interest expense was $1,616,000 for the first three months of 1998. This is an increase of 12.2% from 1997's non-interest expense of $1,440,000. This increase can be attributed to higher salaries and employee benefits in addition to occupancy expenses, a direct result of bringing the new Rockport office on-line in late 1997.

INCOME TAXES

     Income taxes on operating earnings increased to $428,000 for the first three months of 1998, up from $418,000 for the same period a year ago. The level of income taxes has increased as a result of the Company's increased earnings.

DEPOSITS AND BORROWED FUNDS

     Deposits as of March 31, 1998 increased by 10.1% or $15,505,000 from March 31, 1997. Demand deposits increased 3.2% or $405,000, NOW deposits increased 18.0% or $4,468,000, savings deposits increased 0.3% or $107,000, money market deposits increased by 37.4% or $1,897,000 and certificates of deposit increased by 11.2% or $8,628,000.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS
CONT.


     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 11.9% or $7,845,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of March 31, 1998 was $26,772,000 compared to $23,254,000 for the same period in 1997. The reason for this increase was the strong earnings performance in the year 1997 and the first three months of 1998.

     During 1997, the Company increased its dividend one cent each quarter to end the year at a dividend rate of 6 cents per share. In addition, a special cash dividend of 6 cents per share was declared in the fourth quarter of 1997. In the first quarter of 1998, dividends were increased one cent again to 7 cents per share. (Dividend information for prior periods has been restated to reflect the 300% stock dividend issued on December 1, 1997.)

     Leverage capital ratios for the Company were 9.86% and 9.51%, respectively, at March 31, 1998 and March 31, 1997. The Bank had a tier one risk-based capital ratio of 14.50% and tier two risk-based capital ratio of 15.51% at March 31, 1998, compared to 15.21% and 16.46%, respectively, at March 31, 1997. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of March 31, 1998 the Bank had primary sources of liquidity of $34,080,000, or 12.6% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS
CONT.


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

     At March 31, 1998 and 1997, loans on a non-accrual status totaled $448,000 and $439,000, respectively. In addition to loans on a non-accrual status, loans past due greater than 90 days totaled $271,000 and $221,000 for the same periods, respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

     As of March 31, 1998 stockholders' equity was increased by $122,000 due to a net unrealized gain in the available-for-sale portfolio.

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

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS
CONT.


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

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130, "Reporting Comprehensive Income", was adopted on January 1, 1998. This standard requires that financial statements report comprehensive income in addition to net income. Comprehensive income is all changes in equity except investments by owners and distributions by owners. For the Company, this includes unrealized appreciation or depreciation on securities available for sale.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:     Other Information

     In the first quarter of 1998, the Bank entered into an agreement to lease a former bank branch in Camden, Maine, that had been vacated by its previous tenant. The Bank has filed and received approval from its principal regulator, the Office of the Comptroller of the Currency, to establish a branch office in this location. After modest renovation, Management expects the facility to open in the second quarter of 1998. No loans or deposits were acquired from the previous tenant.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first three months ended March 31, 1998 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 14, 1998                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 14, 1998                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer