Form 10-Q
period 1998-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1998-08-14
CIK 765207

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
      June 30, 1998




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

                                 Yes   XX     No   __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at June 30, 1998
       Common Stock, Par One Cent                       2,475,873

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            June 30, 1998, June 30, 1997, and December 31, 1997.

          Consolidated Statements of Income -                          3 - 4
            Six months ended June 30, 1998 and June 30, 1997.

          Consolidated Statements of Income -                          5 - 6
            Quarter ended June 30, 1998 and June 30, 1997.

          Consolidated Statements of Cash Flows -                      7 - 8
            Six months ended June 30, 1998 and June 30, 1997.

          Footnotes to Financial Statements -                              9
            Six months ended June 30, 1998 and June 30, 1997.

     Item 2: Management's discussion and analysis of                 10 - 15
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            16

     Item 2: Changes in Securities                                        17

     Item 3: Defaults Upon Senior Securities                              18

     Item 4: Submission of Matters to a Vote of Security Holders     19 - 21

     Item 5: Other Information                                            22

     Item 6: Exhibits and reports on Form 8-K.                            23

Signatures                                                                24

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           6/30/98     6/30/97    12/31/97
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                     $6,494      $6,833      $5,683
Interest bearing deposits in other banks         0           0           0

Investments:

 Available for sale                         14,686      15,161      16,463

 Held to maturity (market values $50,024
   at 6/30/98, $53,827 at 6/30/97 and
   $52,610 at 12/31/97)                     49,980      54,086      52,282

Loans held for sale (market value $100
   at 12/31/97)                                  0           0         100

Loans                                      203,245     169,190     181,510
Less allowance for loan losses               1,712       1,823       1,800

     Net loans                             201,533     167,367     179,710

Accrued interest receivable                  2,180       2,111       1,961
Bank premises and equipment                  4,644       4,188       4,871
Other real estate owned                        329         416         184
Other assets                                 5,937       1,495       5,025

        Total Assets                      $285,783    $251,657    $266,279























Page1

BALANCE SHEETS CONT.


                                          6/30/98     6/30/97     12/31/97
                                       (Unaudited) (Unaudited)  (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $14,766      12,973     $14,109
NOW deposits                                29,261      26,852      29,213
Money market deposits                        9,974       4,156       6,238
Savings deposits                            35,382      33,328      34,104
Certificates of deposit                     72,425      64,149      68,970
Certificates $100M and over                 19,752      15,216      17,246

     Total deposits                       $181,560     156,674    $169,880



Borrowed funds                              75,052      69,115      69,037
Other liabilities                            1,676       1,747       1,477

     Total Liabilities                     258,288     227,536     240,394

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,686       4,467       4,595
Retained earnings                           22,793      19,612      21,172
Net unrealized gains (losses) on available-
   for-sale securities                         110          21          93
Treasury stock                                (119)         (4)          0

    Total Stockholders' Equity              27,495      24,121      25,885

       Total Liabilities & Stockholders'
            Equity                        $285,783     251,657    $266,279

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY



                                       For the six months ended June 30,
                                                   1998            1997
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $8,372           7,227
     Interest on deposits with other banks           10              24
     Interest and dividends on investments        2,145           2,291

     Total interest income                       10,527           9,542

Interest expense:

     Interest on deposits                         3,191           2,818
     Interest on borrowed funds                   2,000           1,711

     Total interest expense                       5,191           4,529

Net interest income                               5,336           5,013

Provision for loan losses                           105               0

     Net interest income after provision
        for loan losses                           5,231           5,013

Other operating income:

     Trust department income                        188             170
     Service charges on deposit accounts            301             275
     Net securities gains (losses)                  (25)              0
     Other operating income                         416             246

     Total other operating income                   880             691


Other operating expenses:

     Salaries and employee benefits               1,799           1,601
     Occupancy expense                              214             169
     Furniture and equipment expense                311             292
     Other                                          939             860

     Total other operating expenses               3,263           2,922


Income before income taxes                        2,848           2,782
Applicable income taxes                             856             876

NET INCOME                                       $1,992          $1,906

STATEMENTS OF INCOME CONT.



                                                   1998            1997
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                     17             7
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                   (17)            0
  Total non-owner changes in equity,
      net of tax                                 0             7

INCOME AND NON-OWNER CHANGES IN EQUITY      $1,992        $1,913


Earnings per common share:

Basic earnings per share                     $0.80         $0.77
Diluted earnings per share                   $0.78         $0.76
Cash dividends declared per share            $0.15         $0.11
Weighted average number of shares
   outstanding                           2,478,999     2,462,740

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY



                                          For the quarter ended June 30,
                                                   1998            1997
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $4,273           3,714
     Interest on deposits with other banks            5              11
     Interest and dividends on investments        1,045           1,204

     Total interest income                        5,323           4,929

Interest expense:

     Interest on deposits                         1,616           1,440
     Interest on borrowed funds                   1,037             931

     Total interest expense                       2,653           2,371

Net interest income                               2,670           2,558

Provision for loan losses                            60               0

     Net interest income after provision
        for loan losses                           2,610           2,558

Other operating income:

     Trust department income                         97              89
     Service charges on deposit accounts            154             145
     Net securities gains (losses)                    0               0
     Other operating income                         214             141

     Total other operating income                   465             375


Other operating expenses:

     Salaries and employee benefits                 906             792
     Occupancy expense                              110              82
     Furniture and equipment expense                156             151
     Other                                          475             457

     Total other operating expenses               1,647           1,482


Income before income taxes                        1,428           1,451
Applicable income taxes                             428             458

NET INCOME                                       $1,000            $993

STATEMENTS OF INCOME CONT.



                                                   1998            1997
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                    (12)           11
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                     0             0
  Total non-owner changes in equity,
      net of tax                               (12)           11

INCOME AND NON-OWNER CHANGES IN EQUITY        $988        $1,004


Earnings per common share

Basic earnings per share                     $0.40         $0.40
Diluted earnings per share                   $0.39         $0.40
Cash dividends declared per share            $0.08         $0.06
Weighted average number of shares
   outstanding                           2,479,362     2,464,452

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the six months ended June 30,

                                                          1998          1997
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $1,992         1,906
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         293           272
      Provision for loan losses                            105             0
      Loans originated for resale                       (8,714)         (782)
      Proceeds from sales and transfers of loans         8,814         1,084
      Net (gain) loss on sale of investments                25             0
      Provision for losses on other real estate owned        0             0
      Losses related to other real estate owned              0            20
      Net change in other assets                        (1,131)       (1,052)
      Net change in other liabilities                      189           389
      Net amortization of premium on investments            75            15

        Net cash provided by operating activities        1,648         2,052

Cash flows from investing activities:
     Proceeds from sales of investments                  5,474             0
     Proceeds from maturities of investments            15,845         8,958
     Maturities of interest-bearing deposits                 0           975
     Proceeds from sales of other real estate                0           429
     Additional investment in other real estate owned        0            (1)
     Purchase of investments                           (17,313)      (17,645)
     Net decrease (increase) in loans                  (22,073)      (12,222)
     Capital expenditures                                  (66)         (123)

          Net cash used in investing activities        (18,133)      (19,829)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts         5,719        (4,828)
     Net increase (decrease) in certificates of deposit  5,961         5,828
     Net increase (decrease) in other borrowings         6,015        17,967
     Payment to repurchase common stock                   (139)          (49)
     Proceeds from sale of Treasury stock                   20            45
     Net proceeds from stock issuance                       91             0
     Dividends paid                                       (371)         (376)

          Net cash provided by financing activities     17,296        18,587

STATEMENTS OF CASH FLOWS CONT.



                                                          1998          1997
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                        811           810
Cash and cash equivalents at beginning
   of period                                             5,683         6,023

 Cash and cash equivalents at end of
    period                                              $6,494        $6,833



Interest paid                                           $5,191        $4,427
Income taxes paid                                          877           819

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        145            50
Net change in unrealized gain (loss) on
        available for sale securities                       17            11

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the six months ended June 30, 1998 was $1,992,000, an increase of 4.5% over 1997's net income of $1,906,000. Net income for the quarter ended June 30, 1998 was $1,000,000. This is a 0.7% increase over 1997's net income of $845,000.

     Earnings growth for the first six months of 1998 has been at a lower rate than in the past three years due to several factors. The Bank's operating expenses have increased as a result of opening two new branches in Rockport, Maine and Camden, Maine. At the same time, the Bank's operating margins have been compressed as a result of increased competition and the current interest rate environment with an extremely flat yield curve. It is Management's opinion that neither of these factors will have a significant negative impact on the long-term operating results of the Company.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1998 was $5,336,000, an 6.4% increase over 1997's net interest income of $5,013,000. Total interest income of $10,527,000 is a 10.3% increase over 1997's total interest income of $9,542,000. Total interest expense of $5,191,000 is a 14.6% increase over 1997's total interest expense of $4,529,000.

     Net interest income for the quarter ended June 30, 1998 was $2,670,000. This is an 4.4% increase over 1997's net interest income of $2,558,000. Total interest income was $5,323,000, a 8.0% increase over 1997's total interest income of $4,929,000. Total interest expense of $2,653,000 is a 11.9% increase over 1997's total interest expense of $2,371,000.

PROVISION FOR LOAN LOSSES

     A $105,000 provision to the allowance for loan losses was made during the first six months of 1998. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $221,000 at June 30, 1998. The portion of the allowance for loan losses allocated to impaired loans at June 30, 1998 was $109,000.

NON-INTEREST INCOME

     Non-interest income of $880,000 for the six months ended June 30, 1998. This is an increase of 27.4% from 1997's non-interest income of $691,000. Non-interest income for the quarter ended June 30, 1998 was $465,000, a 24.0% increase over the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $3,263,000 for the six months ended June 30, 1998 is an increase of 11.7% from 1997's non-interest expense of $2,922,000. Non-interest expense for the quarter ended June 30, 1998 was $1,647,000, an 11.1% increase over the same period a year ago.

MANAGEMENT'S DISCUSSION CONT.

INCOME TAXES

     Income taxes on operating earnings decreased to $856,000 for the first six months of 1998 from $876,000 for the same period a year ago. The level of income taxes declined slightly as a result of the Company's increased holdings of tax-exempt securities.

DEPOSITS AND BORROWED FUNDS

     Deposits as of June 30, 1998 increased by 15.9% or $24,886,000 from June 30, 1997. Demand deposits decreased by 13.8% or $1,793,000, NOW deposits increased by 9.0% or $2,409,000, savings deposits increased by 6.2% or $2,054,000, money market deposits increased by 140.0% or $5,818,000 and certificates of deposit increased by 16.1% or $12,812,000. This is the most substantial deposit growth that the Bank has seen in several years and is a direct result of the opening of two new branches.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Total borrowed funds increased by 8.6% or $5,937,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of June 30, 1998 was $27,495,000 compared to $24,121,000 for the same period in 1997. The reason for this increase was the strong earnings performance in the year 1997 and the first six months of 1998.

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

     Leverage capital ratios for the Company were 9.58% and 9.58%, respectively, at June 30, 1998 and June 30, 1997. The Bank had a tier one risk-based capital ratio of 14.23% and tier two risk-based capital ratio of 15.16% at June 30, 1998, compared to 15.29% and 16.49%, respectively, at June 30, 1997. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of June 30, 1998 the Bank had primary sources of liquidity of $39,346,000, or 13.8% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

     We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

MANAGEMENT'S DISCUSSION CONT.

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

     At June 30, 1998 and 1997, loans on a non-accrual status totaled $636,000 and $646,000, respectively. In addition to loans on a non-accrual status at June 30, 1998 and 1997, loans past due greater than 90 days totaled $204,000 and $141,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

As of June 30, 1998 stockholders' equity was increased by $110,000 due to a net unrealized gain in the available-for-sale portfolio.

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

MANAGEMENT'S DISCUSSION CONT.


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

MANAGEMENT'S DISCUSSION CONT.


YEAR 2000 READINESS

With the year 2000 approaching, all businesses and governments are facing the challenge of assessing and preparing their computer systems to handle dates beyond 1999. First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, are taking steps to address the many issues related to the transition to the next century. The Bank's actions with regard to Year 2000 compliance are reviewed by the Board of Directors, its internal audit department, and its Federal Regulators. These include the following:
     * The Bank has formulated a Year 2000 Plan to direct and coordinate activities related to Year 2000 preparedness. All systems and business relationships have been assessed to determine the scope of the project and target dates have been set for any necessary systems changes. A test plan is also in place to test all critical systems.
     * A Year 2000 Task Force, overseen by the Board of Directors, has been created and includes top management and staff from each division. It has been working since the Summer of 1997 towards full Year 2000 compliance.
     * A new core banking system has been purchased and is planned to be operational by the fourth quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which will enhance customer service.
     * The Bank is seeking to verify that all vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.
     The estimated cost to address Year 2000 issues is approximately $1 million. This includes $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new PCs and networking hardware, $50,000 for new telephone equipment, and a human-resources allocation of $300,000. Most of these expenditures have already been incurred and will be amortized over a three-to-five year period.
     The purchase of new hardware and PCs, although required for operation of the new core banking system, is part of the Bank's planned upgrade of computers. The phone system is a more modern system that is being installed irrespective of Year 2000 issues. Of the $300,000 human resource allocation, it is estimated that only $25,000 will be an incremental expense to cover summer college students, overtime for existing personnel, and outside support. The remaining $275,000 is an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan
    It is Management's opinion that the Company's major Year 2000 risks are primarily related to problems experienced by key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies: the Federal Reserve Bank and the Federal Home Loan Bank. The Company will closely monitor the Year 2000 preparation and readiness of both agencies. An additional Year 2000 risk involves the Bank's new core banking system, if the installation is delayed or unsuccessful. In Management's opinion, this is not a significant risk at this time.
    The Company has developed contingency plans with for all mission critical systems. These plans include identification of alternative resources and/or vendors as well as specific trigger dates for action and implementation.

MANAGEMENT'S DISCUSSION CONT.


FORWARD-LOOKING STATEMENTS

     Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 28, 1998, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 12, 1998 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,479,917 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at ten.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten.
     The results of the shareholder voting had 2,075,103 shares in favor, 2,324 shares against, 1,076 shares withheld voting, and 401,414 shares not voting.

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

     Stuart G. Smith was selected as a Director of the Company and the Bank in July 1997. A resident of Camden, he owns with his wife, Maine Sport Outfitters in Rockport, and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is Chairman of the Five Town CSD School Board and Chairman of the Facilities Planning Committee for the new high school.

VOTE OF SECURITY HOLDERS, Cont.

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

     David B. Soule, Jr. was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County. He has served on the Board of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the Wiscasset Library. He was Selectman, Town of Westport from 1975 to 1976 and served as Chairman of the Board of Selectman from 1993 to 1995.

     The following Directors' terms will expire in 2000:

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

VOTE OF SECURITY HOLDERS, Cont.

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

     The results of the shareholder voting had 2,076,267 shares in favor, 2,236 withheld voting, and 401,414 shares not voting.


PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 1997. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 1998. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

     The results of the shareholder voting had 2,076,287 shares in favor, 2,000 shares against, 216 withheld voting, and 401,414 not voting.

ITEM 5:     Other Information

     In the first quarter of 1998, the Bank entered into an agreement to lease a former bank branch in Camden, Maine, that had been vacated by its previous tenant. The Bank filed and received approval from its principal regulator, the Office of the Comptroller of the Currency, to establish a branch office in this location. No loans or deposits were acquired from the previous tenant.
     After modest renovation, the facility was opened in May of 1998.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first six months ended June 30, 1998 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 13, 1998                                  Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 13, 1998                                  F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer