Form 10-Q
period 1998-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1998-11-12
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
    September 30, 1998


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at September 30, 1998
       Common Stock, Par One Cent                       2,476,250

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            September 30, 1998, September 30, 1997, and December 31, 1997.

          Consolidated Statements of Income -                          3 - 4
            Nine months ended September 30, 1998 and September 30, 1997.

          Consolidated Statements of Income -                          5 - 6
            Quarter ended September 30, 1998 and September 30, 1997.

          Consolidated Statements of Cash Flows -                      7 - 8
            Nine months ended September 30, 1998 and September 30, 1997.

          Footnotes to Financial Statements -                              9
            Nine months ended September 30, 1998 and September 30, 1997.

     Item 2: Management's discussion and analysis of                 10 - 15
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            16

     Item 2: Changes in Securities                                        17

     Item 3: Defaults Upon Senior Securities                              18

     Item 4: Submission of Matters to a Vote of Security Holders          19

     Item 5: Other Information                                            20

     Item 6: Exhibits and reports on Form 8-K.                            21

Signatures                                                                22

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           9/30/98     9/30/97    12/31/97
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                    $10,091      $5,476      $5,683
Interest bearing deposits in other banks         0       1,300           0

Investments:

 Available for sale                         13,876      16,078      16,463

 Held to maturity (market values $47,145
   at 9/30/98, $54,835 at 9/30/97 and
   $52,610 at 12/31/97)                     46,722      54,692      52,282

Loans held for sale (market value $100
   at 12/31/97)                                  0           0         100

Loans                                      207,231     173,130     181,510
Less allowance for loan losses               1,792       1,818       1,800

     Net loans                             205,439     171,312     179,710

Accrued interest receivable                  1,898       1,815       1,961
Bank premises and equipment                  4,869       4,062       4,871
Other real estate owned                        339         395         184
Other assets                                 6,071       1,923       5,025

        Total Assets                      $289,305    $257,053    $266,279























Page1

BALANCE SHEETS CONT.


                                          9/30/98     9/30/97     12/31/97
                                       (Unaudited) (Unaudited)  (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $17,959      13,856     $14,109
NOW deposits                                31,635      28,352      29,213
Money market deposits                        7,714       4,213       6,238
Savings deposits                            38,157      35,221      34,104
Certificates of deposit                     70,429      64,453      68,970
Certificates $100M and over                 30,480      15,260      17,246

     Total deposits                       $196,374     161,715    $169,880



Borrowed funds                              62,996      68,489      69,037
Other liabilities                            1,632       1,716       1,477

     Total Liabilities                     261,002     231,920     240,394

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,686       4,584       4,595
Retained earnings                           23,604      20,485      21,172
Net unrealized gains (losses) on available-
   for-sale securities                          99          58          93
Treasury stock                                (111)          -          0

    Total Stockholders' Equity              28,303      25,133      25,885

       Total Liabilities & Stockholders'
            Equity                        $289,305     257,053    $266,279

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                For the nine months ended September 30,
                                                   1998            1997
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $12,858          11,099
     Interest on deposits with other banks           24              34
     Interest and dividends on investments        3,097           3,520

     Total interest income                       15,979          14,653

Interest expense:

     Interest on deposits                         5,012           4,288
     Interest on borrowed funds                   2,856           2,672

     Total interest expense                       7,868           6,960

Net interest income                               8,111           7,693

Provision for loan losses                           275              20

     Net interest income after provision
        for loan losses                           7,836           7,673

Other operating income:

     Fiduciary income                               301             248
     Service charges on deposit accounts            464             414
     Net securities gains (losses)                  (21)              0
     Other operating income                         899             478

     Total other operating income                 1,643           1,140


Other operating expenses:

     Salaries and employee benefits               2,774           2,434
     Occupancy expense                              329             253
     Furniture and equipment expense                436             467
     Other                                        1,624           1,388

     Total other operating expenses               5,163           4,542


Income before income taxes                        4,316           4,271
Applicable income taxes                           1,293           1,349

NET INCOME                                       $3,023          $2,922

STATEMENTS OF INCOME CONT.



                                                   1998            1997
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                           6              44
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                        (14)              0
  Total non-owner changes in equity,
      net of tax                                     (8)             44

INCOME AND NON-OWNER CHANGES IN EQUITY           $3,015          $2,966


Earnings per common share:

Basic earnings per share                          $1.22           $1.19
Diluted earnings per share                        $1.17           $1.16
Cash dividends declared per share                 $0.24           $0.17
Weighted average number of shares
   outstanding                                2,478,642       2,463,902

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY



                                     For the quarter ended September 30,
                                                   1998            1997
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                  $4,486           3,872
     Interest on deposits with other banks           14              10
     Interest and dividends on investments          952           1,229

     Total interest income                        5,452           5,111

Interest expense:

     Interest on deposits                         1,821           1,470
     Interest on borrowed funds                     856             961

     Total interest expense                       2,677           2,431

Net interest income                               2,775           2,680

Provision for loan losses                           170              20

     Net interest income after provision
        for loan losses                           2,605           2,660

Other operating income:

     Fiduciary income                               113              78
     Service charges on deposit accounts            163             139
     Net securities gains (losses)                    4               0
     Other operating income                         483             232

     Total other operating income                   763             449


Other operating expenses:

     Salaries and employee benefits                 975             833
     Occupancy expense                              115              84
     Furniture and equipment expense                125             175
     Other                                          685             528

     Total other operating expenses               1,900           1,620


Income before income taxes                        1,468           1,489
Applicable income taxes                             437             473

NET INCOME                                       $1,031          $1,016

STATEMENTS OF INCOME CONT.



                                                   1998            1997
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                           (12)           37
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                            3             0
  Total non-owner changes in equity,
      net of tax                                       (9)           37

INCOME AND NON-OWNER CHANGES IN EQUITY             $1,022        $1,053


Earnings per common share

Basic earnings per share                            $0.42         $0.41
Diluted earnings per share                          $0.40         $0.40
Cash dividends declared per share                   $0.08         $0.06
Weighted average number of shares
   outstanding                                  2,477,530     2,467,603

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the nine months ended September 30,

                                                          1998          1997
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $3,023         2,922
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         407           437
      Provision for loan losses                            275            20
      Loans originated for resale                      (11,719)       (1,657)
      Proceeds from sales and transfers of loans        11,819         1,959
      Net (gain) loss on sale of investments                21             0
      Provision for losses on other real estate owned        0             0
      Losses related to other real estate owned              0            26
      Net change in other assets                          (983)         (906)
      Net change in other liabilities                      145           350
      Net amortization of premium on investments           235            85

        Net cash provided by operating activities        3,223         3,236

Cash flows from investing activities:
     Proceeds from sales of investments                  5,474             0
     Proceeds from maturities of investments            25,134        11,975
     Maturities of interest-bearing deposits                 0             0
     Purchase of interest-bearing deposits                   0          (325)
     Proceeds from sales of other real estate                0           444
     Additional investment in other real estate owned        0            (1)
     Purchase of investments                           (22,701)      (22,199)
     Net decrease (increase) in loans                  (26,159)      (16,523)
     Capital expenditures                                 (405)         (123)

          Net cash used in investing activities        (18,657)      (26,752)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        11,801          (495)
     Net increase (decrease) in certificates of deposit 14,693         6,536
     Net increase (decrease) in other borrowings        (6,041)       17,341
     Payment to repurchase common stock                   (191)           48
     Proceeds from sale of Treasury stock                   76           (48)
     Net proceeds from stock issuance                       95            98
     Dividends paid                                       (591)         (511)

          Net cash provided by financing activities     19,842        22,969

STATEMENTS OF CASH FLOWS CONT.



                                                          1998          1997
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                      4.408          (547)
Cash and cash equivalents at beginning
   of period                                             5,683         6,023

 Cash and cash equivalents at end of
    period                                             $10,091        $5,476



Interest paid                                           $7,868        $6,852
Income taxes paid                                        1,341         1,307

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        155            50
Net change in unrealized gain (loss) on
        available for sale securities                       16            44

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the nine months ended September 30, 1998 was $3,023,000, an increase of 3.5% over 1997's net income of $2,922,000. Net income for the quarter ended September 30, 1998 was $1,031,000. This is a 1.5% increase over 1997's net income of $1,016,000.

     Earnings growth for the first nine months of 1998 has been at a lower rate than in the past three years due to several factors. The Bank's operating expenses have increased as a result of opening two new branches in Rockport, Maine and Camden, Maine. At the same time, the Bank's operating margins have been compressed as a result of increased competition and the current interest rate environment with a yield curve that has been extremely flat or inverted. It is Management's opinion that neither of these factors will have a significant negative impact on the long-term operating results of the Company.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1998 was $8,111,000, a 5.4% increase over 1997's net interest income of $7,693,000. Total interest income of $15,979,000 is a 9.0% increase over 1997's total interest income of $14,653,000. Total interest expense of $7,868,000 is a 13.0% increase over 1997's total interest expense of $6,960,000.

     Net interest income for the quarter ended September 30, 1998 was $2,775,000. This is a 3.5% increase over 1997's net interest income of $2,680,000. Total interest income was $5,452,000, a 6.7% increase over 1997's total interest income of $5,111,000. Total interest expense of $2,677,000 is a 10.1% increase over 1997's total interest expense of $2,431,000.

PROVISION FOR LOAN LOSSES

     A $275,000 provision to the allowance for loan losses was made during the first nine months of 1998. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $308,000 at September 30, 1998. The portion of the allowance for loan losses allocated to impaired loans at September 30, 1998 was $142,000.

NON-INTEREST INCOME

     Non-interest income of $1,643,000 for the nine months ended September 30, 1998. This is an increase of 44.1% from 1997's non-interest income of $1,140,000, due to strong mortgage origination and merchant credit card income, as well as a non-recurring gain of $125,000. Non-interest income for the quarter ended September 30, 1998 was $763,000, a 69.9% increase over the same period a year ago.

NON-INTEREST EXPENSE

     Non-interest expense of $5,163,000 for the nine months ended September 30, 1998 is an increase of 13.7% from 1997's non-interest expense of $4,542,000. Non-interest expense for the quarter ended September 30, 1998 was $1,900,000, an 17.3% increase over the same period a year ago.

MANAGEMENT'S DISCUSSION CONT.

INCOME TAXES

     Income taxes on operating earnings decreased to $1,293,000 for the first nine months of 1998 from $1,349,000 for the same period a year ago. The level of income taxes declined slightly as a result of the Company's increased holdings of tax-exempt securities.

DEPOSITS AND BORROWED FUNDS

     Deposits as of September 30, 1998 increased by 21.4% or $34,659,000 from September 30, 1997. Demand deposits increased by 29.6% or $4,103,000, NOW deposits increased by 11.6% or $3,283,000, savings deposits increased by 8.3% or $2,936,000, money market deposits increased by 83.1% or $3,501,000 and certificates of deposit increased by 26.0% or $20,836,000. This is the most substantial deposit growth that the Bank has seen in several years and is a direct result of the opening of two new branches as well as the acquisition of approximately $9 million in CDs in the national wholesale market.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Due to strong deposit growth, however, total borrowed funds decreased by 8.0% or $5,493,000 from the same period a year ago.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of September 30, 1998 was $28,303,000 compared to $25,133,000 for the same period in 1997. The reason for this increase was the strong earnings performance in the year 1997 and the first nine months of 1998.

     During 1997, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 6 cents per share. In addition, a special cash dividend of 6 cents per share was declared in the fourth quarter of 1997. In 1998, dividends have been increased by one cent per share each quarter, ending with 9 cents per share in the third quarter. (Dividend information for prior periods has been restated to reflect the 300% stock dividend issued on December 1, 1997.)

     Leverage capital ratios for the Company were 9.78% and 9.78%, respectively, at September 30, 1998 and September 30, 1997. The Bank had a tier one risk-based capital ratio of 14.47% and tier two risk-based capital ratio of 15.44% at September 30, 1998, compared to 15.62% and 16.80%, respectively, at September 30, 1997. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of September 30, 1998 the Bank had primary sources of liquidity of $57,110,000, or 19.8% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

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

     At September 30, 1998 and 1997, loans on a non-accrual status totaled $721,000 and $537,000, respectively. In addition to loans on a non-accrual status at September 30, 1998 and 1997, loans past due greater than 90 days totaled $370,000 and $674,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

INVESTMENTS

As of September 30, 1998 stockholders' equity was increased by $99,000 due to a net unrealized gain in the available-for-sale portfolio.

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

B. An action plan is prepared quarterly on all classified commercial loans greater than $100,000, and semi-annually on all criticized loans greater than $100,000.

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

MANAGEMENT'S DISCUSSION CONT.


YEAR 2000 READINESS

With the year 2000 approaching, all businesses and governments are facing the challenge of assessing and preparing their computer systems to handle dates beyond 1999. First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, are taking steps to address the many issues related to the transition to the next century. The Bank's actions with regard to Year 2000 compliance are reviewed by the Board of Directors, its internal audit department, and its Federal Regulators. These include the following:
     * The Bank has formulated a Year 2000 Plan to direct and coordinate activities related to Year 2000 preparedness. All systems and business relationships have been assessed to determine the scope of the project and target dates have been set for any necessary systems changes. A test plan is also in place to test all critical systems.
     * A Year 2000 Task Force, overseen by the Board of Directors, has been created and includes top management and staff from each division. It has been working since the Summer of 1997 towards full Year 2000 compliance.
     * A new core banking system has been purchased and became operational in the third quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which will enhance customer service.
     * The Bank is seeking to verify that all vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.
     The estimated cost to address Year 2000 issues is approximately $1 million. This includes $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new PCs and networking hardware, $50,000 for new telephone equipment, and a human-resources allocation of $300,000. Most of these expenditures have already been incurred and will be amortized over a three-to-five year period.
     The purchase of new hardware and PCs, although required for operation of the new core banking system, is part of the Bank's planned upgrade of computers. The phone system is a more modern system that is being installed irrespective of Year 2000 issues. Of the $300,000 human resource allocation, it is estimated that only $25,000 will be an incremental expense to cover summer college students, overtime for existing personnel, and outside support. The remaining $275,000 is an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan
    It is Management's opinion that the Company's major Year 2000 risks are primarily related to problems experienced by key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies: the Federal Reserve Bank and the Federal Home Loan Bank. The Company has begun and will continue to closely monitor the Year 2000 preparation and readiness of both agencies.
    The Company has developed contingency plans with for all mission critical systems. These plans include identification of alternative resources and/or vendors as well as specific trigger dates for action and implementation.

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

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

ITEM 5:     Other Information


In the third quarter of 1998, the company filed a Form S-8 with the Securities Exchange Commission to register shares for the Company's Employee Stock Purchase Plan.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first nine months ended September 30, 1998 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 12, 1998                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 12, 1998                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer