Form 10-K
period 1998-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1999-03-26
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 1998

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 1999:
              Common Stock, $.01 par value per share: $55,579,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1999:
                         Common Stock: 2,470,157 shares


TABLE OF CONTENTS




PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  3
ITEM 3. Legal Proceedings ------------------------------------------------  4
ITEM 4. Submission of Matters to a Vote of Security Holders --------------  5
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  6
ITEM 6. Selected Financial Data ------------------------------------------  8
ITEM 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ----------------------------------------  9
ITEM 7A.Quantitative and Qualitative  Disclosures about Market Risk ------ 27
ITEM 8. Financial Statements and Supplementary Data ---------------------- 30
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 66
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 67
ITEM 11. Executive Compensation ------------------------------------------ 70
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 78
ITEM 13. Certain Relationships and Related Transactions ------------------ 79
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K- 80

Signatures --------------------------------------------------------------- 81

































ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 1998, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,471,531 shares outstanding and held of record by approximately 492 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has six offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and five branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; and Elm Street, Camden, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full investment management and trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank. The Bank operates in a highly competitive geographical area with respect to both loans and deposits, primarily from savings banks, savings and loan associations, credit unions, and other commercial banks, some of which are larger institutions with higher lending limits than the Bank. The Bank also has competition from non-banking providers of financial products and services such as insurance companies, mortgage companies, automotive finance companies, and mutual funds both from within and without the Bank's primary geographic service area.
     Competition has intensified in recent years with a revision in banking law which allows out-of-state bank holding companies to acquire or establish banks in Maine. As a result, several out-of-state holding companies have entered the Maine banking market, principally through the acquisition of existing Maine banks. The Bank expects to be subject to an increased level of competition from these out-of-state banking institutions. The Bank anticipates that the further relaxation of restrictions on interstate banking potentially resulting from the recently enacted Riegle-Neal bill and the Maine Legislature's recent adoption of legislation permitting out-of-state banks, under certain circumstances, to establish or acquire branches in Maine, will heighten competition faced by the Bank, although the extent to which such legislation will have an effect in Maine is as yet unclear.
     As of December 31, 1998, the Bank employed 112 persons, with 107 full-time equivalent employees.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 16 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1998, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden. An operations center was completed in the adjacent block fronting on Bristol Road in Damariscotta. It was put in service in July, 1989.
     Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     The Bank owns all of its facilities except for the Camden location, for which the Bank entered into a long-term lease. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1998.

ITEM 5. Market for Registrant's Common Equity

     The Company's stock is not traded on any securities exchange and is not regularly quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ). There is no established public trading market for the Company's stock, and it is traded only sporadically through individual purchases and sales. The following table reflects the high and low prices of actual sales in each quarter of 1998 and 1997. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions. The data contained in this table (and the dividend table set forth below) has been adjusted to reflect, retroactively, a stock dividend of three shares of common stock paid on December 30, 1997, with respect to each share of common stock outstanding on December 1, 1997.

-------------------------------------------------------
                      1998                  1997
                -----------------     -----------------
                High       Low        High       Low
1st Quarter     22         13 3/4     10 1/2     10
2nd Quarter     22 1/2     22         11 1/2     10 1/2
3rd Quarter     22 1/2     20 3/4     12 1/2     11 1/2
4th Quarter     23         22 1/2     13 3/4     12 1/2
-------------------------------------------------------

     The last known transaction involving the Company's stock during 1998 was at $22.50 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of December 31, 1998, there were approximately 492 holders of record of the Company's common stock, as listed on the Company's shareholder records.
     The table below sets forth the cash dividends declared by the Company during its last two fiscal years, including a special cash dividend of $.06 declared on December 18, 1997 and a special cash dividend of $.05 declared on December 17, 1998:

-------------------------------------------------------------------
     Date Declared        Dividend Per Share       Date Payable
     -----------------    ------------------       ----------------
     March 20, 1997                 $ 0.0525       April 30, 1997
     June 19, 1997                    0.0550       July 30, 1997
     September 18, 1997               0.0575       October 30, 1997
     December 18, 1997                0.0600       January 30, 1998
     December 18, 1997                0.0600       January 30, 1998
                                      ------
                                    $ 0.2850

     February 24, 1998              $ 0.0700       April 30, 1998
     June 18, 1998                    0.0800       July 31, 1998
     September 17, 1998               0.0900       October 30, 1998
     December 17, 1998                0.1000       January 29, 1999
     December 17, 1998                0.0500       January 29, 1999
                                      ------
                                    $ 0.3900
-------------------------------------------------------------------

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 1998, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 15.28% and 16.29%, respectively, as of December 31, 1998.

ITEM 6. Selected Financial Data

------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,              1998     1997     1996     1995     1994
------------------------------------------------------------------------------
Summary of Operations
Operating Income                   $23,621  $21,439  $18,863  $17,404  $14,871
Operating Expense                   17,903   15,757   13,852   13,414   11,766
Net Interest Income                 10,844   10,337    9,347    8,538    8,209
Provision for Loan Losses              400      103       60        0        0
Net Income                           4,011    3,906    3,424    2,720    2,174

Per Common Share Data (1)
Net Income
   Basic                           $  1.62  $  1.58  $  1.40  $  1.12  $  0.90
   Fully Diluted                      1.56     1.55     1.38     1.11     0.90
Cash Dividends Declared               0.39     0.29     0.24     0.18     0.14
Book Value                           11.64    10.46     9.12     8.03     6.95
Market Value                         22.50    13.75    10.25     8.25     6.25

Financial Ratios
Return on Average Equity             14.86%   16.16%   16.38%   15.03%   13.59%
Return on Average Assets              1.44     1.55     1.54     1.34     1.11
Average Equity to Average Assets      9.70     9.62     9.41     8.90     8.20
Net Interest Margin                   4.28     4.45     4.51     4.49     4.54
Dividend Payout Ratio                24.06    18.04    16.82    15.66    15.36
Allowance for Loan Losses/Total Loans 0.90     0.99     1.21     1.55     2.02
Non-Performing Loans to Total Loans   0.34     0.28     0.28     0.78     1.43
Non-Performing Assets to Total Assets 0.36     0.26     0.54     0.79     1.16
Efficiency Ratio                      0.54     0.51     0.52     0.57     0.65

At Year End
Total Assets                      $286,806 $266,279 $230,768 $212,282 $196,531
Total Loans                        209,224  181,510  156,970  133,245  120,294
Total Investment Securities         59,342   68,745   60,564   61,570   65,654
Total Deposits                     201,803  169,880  155,674  150,468  142,445
Total Shareholders' Equity          28,776   25,885   22,477   19,565   16,892
------------------------------------------------------------------------------
1) Per common share data has been adjusted to reflect the 300% stock dividend issued in 1997.
------------------------------------------------------------------------------
                                                             High       Low
                                                           ------    ------
Market price per common share of stock during 1998         $23.00    $13.75
------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 1998, continuing the positive growth in both assets and income seen during the past five years.
     During 1998, the Bank opened a new office in Camden, Maine, and 1998 was also the first full year of operation for its Rockport, Maine, office which opened in 1997. As of year end 1998, these offices were ahead of Management's initial projections.
     The most significant asset growth came in the loan portfolio, which increased during 1998 by $27.7 million or 15. 3% to end the year at $209.2 million. The largest amount of growth was in residential mortgages, but the Bank also saw significant growth in commercial loans. Overall loan volumes in the Bank's market area have remained relatively stable during the past few years, but the Bank's market share has grown slightly as a result of an increased focus on mortgage loan origination.
     Non-interest expense increased 14.3% to $7.0 million in 1998 from $6.2 million in 1997. This increase was attributable to the Bank's new offices in Rockport and Camden. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.54 in 1998 compared to
0.51 in 1997.
     Management believes that the Bank has limited exposure to changes in interest rates, which is discussed more fully in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Results of Operations and Three-Year Comparison

Net income for the year ended December 31, 1998 was $4,011,000 -- the highest net income recorded by the Company in one year. This represents a 2.69% or $105,000 increase from net income of $3,906,000 that was posted in 1997. Return on average assets in 1998 was 1.44%, down from 1.55% in 1997 and 1.54% in 1996. Return on average equity was 14.86% in 1998, compared to 16.16% in 1997 and 16.38% in 1996. This drop in return on equity during 1998 was attributable to the Company's income growing at a lower rate than in previous years, the result of narrowed interest rate margins and higher operating expenses from the opening of two new offices in 1998 and late 1997.
     Average shareholders' equity to average assets was 9.70% in 1998, compared to 9.62% in 1997, and 9.41% in 1996. Net income per share for the year ended December 31, 1998 was $1.62 compared to $1.58 in 1997, and $1.40 in 1996. Book value per share was $11.64 on December 31, 1998, up from $10.46 on December 31, 1997 and $9.12 on December 31, 1996.
     On December 31, 1998, assets stood at $286.8 million, compared to $266.3 million on December 31, 1997, a 7.7% increase. As of December 31, 1998, total loans were $209.2 million. This represents an increase of 15.26% from total loans of $181.5 million on December 31, 1997. Investments totaled $59.3 million on December 31, 1998, a 13.7% decrease from $68.7 million on December 31, 1997. Deposits increased 18.79% in 1998, standing at $201.8 million on December 31, 1998, compared to $169.9 million on December 31, 1997.
     The Bank's loan delinquency ratio decreased again in 1998, and was 1.50% on December 31, 1998, versus 1.60% on December 31, 1997. The greatest decrease was seen in commercial loans, which posted a significant improvement in delinquencies as a percentage of outstanding loans. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Average Rates and Net Interest Yield

The following table shows for the years ended December 31, 1998, 1997 and 1996, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 34% rate. Interest not recognized on non-accrual loans is not included in the amount of interest presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,        ----1998----    ----1997----    ----1996----
                                Amount    Avg.  Amount    Avg.  Amount    Avg.
Dollars                             of  Yield/      of  Yield/      of  Yield/
in thousands                  interest   Rate interest   Rate interest   Rate
-------------------------------------------------------------------------------
Interest-earning assets:
Investments                    $ 4,067  6.62%    4,809  6.91%    4,302  6.74%
Loans held for sale                 14  7.45%        4  8.33%       98  8.09%
Loans                           17,525  8.81%   15,279  9.06%   13,299  9.09%
Interest-bearing deposits           32  5.29%       42  5.26%       33  5.31%
                                ------  -----  -------  -----  -------  -----
Total interest-earning assets  $21,637  8.28%   20,134  8.42%   17,732  8.36%
                                ------  -----  -------  -----  -------  -----

Interest-bearing liabilities:
Deposits                       $ 6,876  4.09%    5,846  4.00%    5,525  3.97%
Other borrowings                 3,588  5.35%    3,651  5.56%    2,645  5.48%
                                ------  -----  -------  -----  -------  -----
Total interest-bearing
     liabilities               $10,464  4.45%    9,497  4.48%    8,170  4.36%
                                ------  -----  -------  -----  -------  -----
Net interest income            $11,173          10,637           9,562
                                ======  =====  =======  =====  =======  =====
Interest rate spread                    3.83%           3.94%           4.00%
Net interest margin                     4.28%           4.45%           4.51%
-----------------------------------------------------------------------------

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 1998, 1997 and 1996.
----------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                    1998          1997          1996
----------------------------------------------------------------------------
Cash and due from banks                $   6,785         5,317         4,994
Interest-bearing deposits                    606           798           621
Investments
U.S. Treasury securities &
     government agencies                  49,113        55,825        46,600
Obligations of states &
     political subdivisions                4,295         3,493         3,168
Other securities                           8,527        10,249        14,091
                                         -------       -------       -------
Total investments                         61,935        69,567        63,859
Loans held for sale                          188            42         1,212
Loans                                    -------       -------       -------
Commercial                                60,705        49,255        44,022
Consumer                                  26,003        29,289        26,595
State and municipal                       10,234         8,244         5,964
Real estate                              102,064        81,803        69,707
                                         -------       -------       -------
Total loans                              199,006       168,591       146,288
Allowance for loan losses                  1,756         1,847         1,953
                                         -------       -------       -------
Net loans                                197,250       166,744       144,335
                                         -------       -------       -------
Fixed assets                               4,858         4,226         4,015
Other assets                               6,700         4,646         3,091
                                         -------       -------       -------
Total assets                          $  278,322       251,340       222,127
                                         =======       =======       =======
Deposits
Demand                                $   15,253        13,739        13,133
NOW                                       31,054        27,662        27,200
Money market                               7,918         5,179         6,245
Savings                                   36,151        34,104        34,091
Certificates of deposit                   71,563        64,373        59,084
Certificates of deposit over $100,000     21,306        14,946        12,510
                                         -------       -------       -------
Total deposits                           183,245       160,003       152,263
Borrowed funds                            67,077        65,672        48,241
Other liabilities                            999         1,491           716
                                         -------       -------       -------
Total liabilities                        251,321       227,166       201,220
                                         -------       -------       -------
Common stock                                  25             8           752
Additional paid in capital                 4,674         4,532         3,544
Retained earnings                         22,403        19,634        16,611
Treasury stock                              (101)            0             0
                                         -------       -------       -------
Total capital                             27,001        24,174        20,907
                                         -------       -------       -------
Total liabilities and capital         $  278,322       251,340       222,127
                                         =======       =======       =======
----------------------------------------------------------------------------

Rate Volume Analysis

The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume(1) of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income is calculated on a tax-equivalent basis, using a 34% tax rate in 1998 and 1997.

-----------------------------------------------------------------------------
Year ended December 31, 1998 compared to 1997
                                                           Rate/
Dollars in thousands            Volume        Rate     volume(1)        Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                          $  (565)    $  (201)     $     24     $   (742)
Loans held for sale                 12           -            (1)          11
Investment securities            2,756        (432)          (78)       2,246
Interest-bearing deposits          (10)          -             -          (10)
                               -------     -------       -------      -------
Total interest income         $  2,193     $  (633)     $    (55)    $  1,505
                               -------     -------       -------      -------
Interest expense
Deposits                      $    868     $   141      $     21     $  1,030
Other borrowings(2)                 78        (138)           (3)         (63)
                               -------     -------       -------      -------
Total interest expense        $    946     $     3      $     18     $    967
                               -------     -------       -------      -------
Change in net interest income $  1,247     $  (636)     $    (73)    $    538
                               =======     =======       =======      =======
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Year ended December 31, 1997 compared to 1996
                                                           Rate/
Dollars in thousands            Volume        Rate     volume(1)        Total
-----------------------------------------------------------------------------
Interest on earning assets
Loans                         $    385     $   112     $      10     $    507
Loans held for sale                (95)          3            (3)         (95)
Investment securities            2,028         (42)           (6)       1,980
Interest-bearing deposits            9           -             -            9
                               -------     -------       -------      -------
Total interest income         $  2,327     $    73     $       1     $  2,401
                               -------     -------       -------      -------
Interest expense
Deposits                      $    283     $    36     $       2     $    321
Other borrowings(2)                956          37            13        1,006
                               -------     -------       -------      -------
Total interest expense        $  1,239     $    73     $      15     $  1,327
                               -------     -------       -------      -------
Change in net interest income $  1,088     $     -     $     (14)    $  1,074
                               =======     =======       =======      =======
-----------------------------------------------------------------------------
(1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.

Capital Resources

Capital on December 31, 1998 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 9.70% in 1998, versus 9.62% in 1997. Leverage capital, or total shareholders' equity divided by total assets, stood at 10.03% on December 31, 1998, versus 9.72% in 1997.
     At December 31, 1998, the Company had tier-one risk-based capital of 15.92% and tier-two risk-based capital of 16.93%, versus 15.47% and 16.72% in 1997, respectively. To be rated "well-capitalized", requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     During 1998, the Company declared cash dividends of $.07 per share for the first quarter, $.08 per share for the second quarter, $.09 per share for the third quarter, and $.10 per share for the fourth quarter. In addition, the Company declared a special cash dividend of $.05 per share in the fourth quarter. The Company's dividend payout ratio was 24.06% of earnings in 1998, 18.04% in 1997, and 16.82% in 1996.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Bank's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 1999 will be that year's net income plus $6,055,000.
     In 1998, 11,487 shares of common stock were issued via director and employee stock programs for consideration totaling $218,000. The Company also purchased 15,504 shares of common stock for total consideration of $343,000, of which 5,765 shares were re-issued via director and employee stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have or are reasonably likely to have a material effect on capital resources, liquidity, or results of operations.


Capital Purchases

In 1998, the Bank opened a sixth office in Camden, Maine, in facilities which are leased. In order to commence operations, leasehold improvements and equipment purchased were made which totaled $449,000. This cost will be amortized over seven to ten years, adding $48,000 to pre-tax operating costs per year. Also during the year, the Bank purchased and implemented a new core banking computer system for Year-2000 remediation. The total cost for both hardware and software was $650,000. This will be amortized over a three-to-five year period, but will have little material impact on operating costs since the depreciation expense for new assets will replace that of assets which had just become fully depreciated.


Liquidity

As of December 31, 1998, the Bank had primary sources of liquidity of $51.5 million, or 18.0% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.

     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $98.4 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers.
     Deposits grew during 1998, ending the year at $201.8 million. The growth was seen in all types of deposit accounts. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 1998, the Company had a net unrealized gain of $63,000 (net of $32,000 in deferred income taxes) in available for sale securities. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.


Investment Activities

During 1998 the Company's investment portfolio decreased 13.7% to end the year at $59,342,000, compared to $68,745,000 on December 31, 1997. This decrease was due to Management's decision to allow the level of the investment portfolio to decline since available investment opportunities were less attractive than opportunities available to increase the loan portfolio.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consists primarily of debt securities which the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
     In 1998, the Company's investment portfolio saw a continued shift away from U.S. Treasury securities and toward U.S. Government Agency securities, mortgage-backed securities, and municipal securities. This change was made to enhance the portfolio's overall yield. The following table sets forth the Company's investment securities at book carrying amount as of December 31, 1998, 1997 and 1996.

-----------------------------------------------------------------------
Dollars in thousands                         1998       1997       1996
-----------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency                 $  2,036      6,501      9,411
Mortgage-backed securities                  5,951      3,210      2,085
State and political subdivisions            1,248          -          -
Other securities                            9,623      6,752      6,996
                                           ------     ------     ------
                                           18,858     16,463     18,492
                                           ------     ------     ------
Securities to be held to maturity:
U.S. Treasury and agency                   15,746     16,649      8,994
Mortgage-backed securities                 20,196     28,541     23,860
State and political subdivisions            4,531      3,557      3,632
Other securities                               11      3.535      5,586
                                           ------     ------     ------
                                           40,484     52,282     42,072
                                           ------     ------     ------
                                         $ 59,342     68,745     60,564
                                           ======     ======     ======
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 1998. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 34%.

------------------------------------------------------------------------------
                                       Available for sale     Held to maturity
                                       ------------------ --------------------
                                           Fair  Yield to Amortized   Yield to
Dollars in thousands                      value  maturity      cost   maturity
------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less                  $      -     0.00%         -     0.00%
Due in 1 to 5 years                       1,042     6.77%     1,000     4.31%
Due in 5 to 10 years                        994     6.50%     2,000     6.60%
Due after 10 years                            -     0.00%    12,746     6.69%
                                         ------     -----    ------     -----
                                          2,036     6.64%    15,746     6.53%
                                         ------     -----    ------     -----
Mortgage-backed securities:
Due in 1 year or less                         -     0.00%       201     7.34%
Due in 1 to 5 years                           -     0.00%     2,840     3.70%
Due in 5 to 10 years                      1,474     8.35%         -     0.00%
Due after 10 years                        4,477     6.65%    17,155     6.83%
                                         ------     -----    ------     -----
                                          5,951     7.07%    20,196     6.40%
                                         ------     -----    ------     -----
State and political subdivisions:
Due in 1 year or less                         -     0.00%         -     0.00%
Due in 1 to 5 years                           -     0.00%       697     4.19%
Due in 5 to 10 years                          -     0.00%         -     0.00%
Due after 10 years                        1,248     4.38%     3,834     5.22%
                                         ------     -----    ------     -----
                                          1,248     4.38%     4,531     5.06%
                                         ------     -----    ------     -----
Other securities:
Due in 1 year or less                         -     0.00%         -     0.00%
Due in 1 to 5 years                         504     6.35%         -     0.00%
Due in 5 to 10 years                          -     0.00%        11     7.01%
Due after 10 years                        2,548     6.18%         -     0.00%
Equity securities                         6,571     6.55%         -     0.00%
                                         ------     -----    ------     -----
                                          9,623     6.44%        11     7.01%
                                         ------     -----    ------     -----
                                        $18,858     6.52%    40,484     6.30%
                                         ======     =====    ======     =====
-----------------------------------------------------------------------------


Lending Activities

The loan portfolio experienced growth in all areas during 1998, with the most significant increase seen in residential real estate loans. Total loans were $209,224,000 at December 31, 1998, a 15.3% increase from total loans of $181,510,000 on December 31, 1997. This continues the loan growth trend experienced by the Company over the past five years.
     The following table summarizes the Bank's loan portfolio as of December 31, 1998, 1997, 1996, 1995 and 1994. Some loans were reclassified in 1994 between commercial real estate and commercial and industrial loans. This internal reclassification was not significant.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Commercial loans
  Real estate          $  25,585     20,173     18,220     17,578     21,308
  Other                   38,718     33,100     26,907     24,918     18,491
Residential real estate loans
  Construction             3,397      3,053      3,278      2,167      1,919
  Term                   105,877     92,937     81,088     65,935     60,211
Consumer loans            27,993     24,041     20,288     18,439     16,196
Municipal                  7,654      8,206      7,189      4,208      2,169
                         -------    -------    -------    -------    -------
Total                  $ 209,224    181,510    156,970    133,245    120,294
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------

     On December 31, 1998, 52.2% of the Bank's loan portfolio was in residential real estate loans, 12.2% was in commercial real estate loans, 18.5% was in other commercial loans, 13.4% was in consumer loans, and 3.7% was in state and municipal loans. This compares to 1997 and 1996 figures for residential real estate loans of 52.9% and 53.8%, respectively, commercial real estate loans of 11.1% and 11.6%, respectively, other commercial loans of 18.2% and 17.1%, respectively, consumer loans of 13.2% and 12.9%, respectively, and 4.5% and 4.6%, respectively, in state and municipal loans. While most of the Bank's loan growth in the years prior to and including 1996 was in residential real estate loans, 1998's increase can be attributed to a combination of commercial, residential real estate and consumer loans.
     The Bank's loan delinquency ratio decreased slightly in 1998, and was 1.50% on December 31, 1998, versus 1.60% on December 31, 1997. This decrease is due to the volume of delinquent loans remaining even with 1997 while total loans increased 15.3% during the year.
     The Bank issues its own VISA and MasterCard. These loans totaled $2,569,000 as of December 31, 1998, $2,457,000 as of December 31, 1997,
$2,099,000 as of December 31, 1996, $1,571,000 as of December 31, 1995, and
$920,000 as of December 31, 1994. The number of credit cards outstanding increased 9.2% in 1998 to end the year at 3,574.
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 1998.

----------------------------------------------------------------------------
Dollars in thousands    < 1 Year  1-5 Years 5-10 Years  >10 Years      Total
----------------------------------------------------------------------------
Commercial real estate   $   794      1,427      4,830     18,534     25,585
Commercial other          12,569      5,128     11,425      9,596     38,718
Residential real estate    1,608        649      7,768     95,852    105,877
Residential construction   3,397                     -          -      3,397
Consumer                   3,733     10,729      6,866      6,665     27,993
Municipal                  3,045      2,132        799      1,678      7,654
                         -------    -------    -------    -------    -------
 Totals                  $25,146     20,065     31,688    132,325    209,224
                         =======    =======    =======    =======    =======
----------------------------------------------------------------------------

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 1998.

------------------------------------------------------------------
Dollars in thousands                            Amount  % of total
------------------------------------------------------------------
Variable-rate loans
     Residential adjustable-rate mortgages    $ 52,950      25.31%
     Equity loans                                4,930       2.36%
     Other consumer loans                        6,322       3.02%
     Commercial loans                           47,562      22.73%
                                               -------     -------
Total                                          111,764      53.42%
Fixed-rate loans                                97,460      46.58%
                                               -------     -------
Total loans                                   $209,224     100.00%
                                               =======     =======
------------------------------------------------------------------

     Approximately 30.9% of the loan portfolio would be repriced within 90 days, and 56.2% within one year. The Bank has $14.6 million or 24.9% of investments maturing or anticipated to be called in 1999. On the liability side, $72.2 million or 71.2% of certificates of deposit will mature by December 31, 1999.


Loan Concentrations

As of December 31, 1998, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.


Loans Held for Sale

In 1998, the Bank placed a much higher volume of residential mortgages into the secondary market compared to prior years. This was the result of increased mortgage underwriting opportunities and current interest rates at the time the loans were sold. Loans held for sale are carried at the lower of cost or market value, which was $209,000 at December 31, 1998 and $100,000 at December 31, 1997.


Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased slightly during 1998. The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 1998, 1997, 1996, 1995 and 1994.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,          1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Commercial real estate
     & business          $   414        420        203        580      1,359
Residential real estate      222        320        359        558        408
Consumer                      91        128         39         61         67
                          ------    -------     ------     ------     ------
Total                        727        868        601      1,199      1,834
                          ======     ======     ======     ======     ======
Non-accrual loans included
     in above total          716        510        440      1,034      1,722
                          ======     ======     ======     ======    =======
Income not recognized from
     non-accrual loans   $    51         50         62        114        106
                          ======     ======     ======     ======     ======
----------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned increased during 1998. At December 31 it included seven properties valued at $303,000, compared to five properties valued at $184,000 at December 31, 1997.
     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.


Allowance for Loan Losses and Loan Loss Experience

The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated future losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 1998 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     During 1998, a provision of $400,000 was made to the allowance, compared to a provision of $103,000 in 1997, and $60,000 in 1996. At December 31, 1998,
the allowance for loan losses stood at $1,822,000, or 0.87% of total loans outstanding. This compares to $1,800,000, or 0.99% of total loans outstanding at December 31, 1997, and $1,906,000, or 1.21% of total loans outstanding at December 31, 1996.
     Impaired loans are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans. The adoption of this statement had no effect on the allowance for loan losses since the Bank was adequately reserved for these loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 1998, 1997, 1996, 1995 and 1994. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio.

------------------------------------------------------------------------------
Dollars in thousands
As of December 31,       1998        1997       1996         1995        1994
------------------------------------------------------------------------------
Real estate loans  $  440  52%    454  53%    419  54%    412  51%    267  51%
Commercial loans(2)   736  35%    683  34%  1,010  33%  1,153  35%  1,578  35%
Consumer loans        408  13%    254  13%    477  13%    494  14%    583  14%
Unallocated           238   -     409   -       -   -       -   -       -   -
                    ----- ----  ----- ----  ----- ----  ----- ----  ----- ----
Total              $1,822 100%  1,800 100%  1,906 100%  2,059 100%  2,428 100%
                    ===== ====  ===== ====  ===== ====  ===== ====  ===== ====
------------------------------------------------------------------------------
(1) Percentage is amount in each category for the stated year
(2) Includes commercial real estate loans

     Net loans charged off in 1998 were $378,000, or 0.19% of average loans outstanding for the year. This compares to net loan chargeoffs of $209,000 in 1997 and $213,000 in 1996.

     The following table summarizes the activity with respect to loan losses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

----------------------------------------------------------------------------
Dollars in thousands
As of December 31,              1998      1997      1996      1995      1994
----------------------------------------------------------------------------
Balance at beginning
     of period              $  1,800     1,906     2,059     2,428     2,619
                             -------   -------   -------   -------   -------
Loans charged off:
Commercial(1)                    121        60       154       197       213
Real estate mortgage              46        31        65       131         -
Consumer                         285       246       148       156        93
                             -------   -------   -------   -------   -------
Total                            452       337       367       484       306
                             -------   -------   -------   -------   -------
Recoveries on loans
     previously charged off:
Commercial(1)                     14        70        81        30        34
Real estate mortgage               -         -        16         -         -
Consumer                          60        58        57        85        81
                             -------   -------   -------   -------   -------
Total                             74       128       154       115       115
                             -------   -------   -------   -------   -------
Net loans charged off            378       209       213       369       191
Provision for loan losses        400       103        60         -         -
                             -------   -------   -------   -------   -------
Balance at end of period     $ 1,822     1,800     1,906     2,059     2,428
                             =======   =======   =======   =======   =======
Ratio of net loans charged
     off to average loans
     outstanding                0.19%     0.12%     0.14%     0.29%     0.16%
----------------------------------------------------------------------------
(1)Includes commercial real estate loans


Deposits

The Bank, with $201,803,000 in deposits as of December 31, 1998, realized an increase of 18.8% in 1998 compared to a 9.1% increase in deposits in 1997 and a 3.5% increase in deposits in 1996. Most of the growth in 1998 and 1997 has been seen in the Bank's CD portfolio, although NOW account, savings and money market deposits also increased significantly in 1998. Average deposits for 1998 were higher than average deposits for 1997.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 1998, deposits peaked during the month of December at $201,997,000. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The Bank's average cost of deposits (including non-interest-bearing accounts) was 3.75% for the year ended December 31, 1998, compared to 3.65% for the year ended December 31, 1997 and 3.63% for the year ended December 31, 1996. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.

------------------------------------------------------------------------
Dollars in thousands                                            % growth
                                                                    1998
Years ended December 31,         1998        1997        1996   vs. 1997
------------------------------------------------------------------------
Demand deposits             $  15,253      13,739      13,133      11.0%
NOW accounts                   31,054      27,662      27,200      12.3%
Money market accounts           7,918       5,179       6,245      52.9%
Savings                        36,151      34,104      34,091       6.0%
Certificates of deposit        92,869      79,319      71,594      17.1%
                              -------     -------     -------     ------
Total deposits              $ 183,245     160,003     152,263      14.5%
                              =======     =======     =======     ======
------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

------------------------------------------------------------------
Years ended December 31,                 1998      1997      1996
------------------------------------------------------------------
NOW accounts                             1.27%     1.25%     1.37%
Money market accounts                    3.16%     2.50%     2.50%
Savings accounts                         2.92%     2.96%     3.02%
Certificates of deposit                  5.57%     5.50%     5.54%
                                         -----     -----     -----
Total interest-bearing deposits          4.09%     4.00%     3.97%
                                         =====     =====     =====
------------------------------------------------------------------

     As of December 31, 1998, the Bank held a total of $29,131,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

---------------------------------------
Dollars in thousands
---------------------------------------
Within 3 months                $ 10,648
3 months through 6 months         4,674
6 months through 12 months        7,227
Over 12 months                    6,582
                                 ------
Total                          $ 29,131
                                 ======
---------------------------------------

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 1998 totaled $45,433,000, with a weighted average interest rate of 5.26% and maturities ranging from one day to fifteen years. The maximum amount outstanding at any month-end during the year was $76,448,000 at the end of May. The average amount outstanding during the year was $60,335,000, with a weighted average interest rate of 5.45%. This compares to an average outstanding amount of $56,969,000 in 1997, with a weighted average interest rate of 5.67%. The average balance outstanding on the Bank's borrowed funds for the year ended December 31, 1996 was $32,734,000, with a weighted average interest rate of 5.62%.
     The Bank began offering securities repurchase agreements to municipal and larger corporate customers as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 1998 was $8,742,000, compared to $5,474,000 on December 31,1997, and $8,413,000 on
December 31, 1996. The Bank also sells securities under agreement to repurchase to brokerage firms.
     On January 1, 1997, the Bank joined the Note Option Depository which is offered to banks by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive Treasury Direct investments up to an established maximum balance of $5 million. These deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 1998 and 1997 were $285,000 and $3,295,000, respectively.

Investment Management and Fiduciary Activities

As of December 31, 1998, the Bank's Investment Management Group had assets with a market value of $91,719,000 under management. This amount consisted of 297 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.


Effect of Future Interest Rates on Postretirement Benefit Liabilities

In evaluating the Company's postretirement benefit liabilities, Management believes that changes in assumptions, especially with regard to discount rates, will not have a significant impact on the Company's future operating results and financial condition.

Year 2000 Readiness

With the year 2000 approaching, all businesses and governments are facing the challenge of assessing and preparing their computer systems to handle dates beyond 1999. First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, have taken steps to address the many issues related to the transition to the next century. The Bank's actions with regard to Year 2000 compliance are reviewed by the Board of Directors, its internal audit department, and its Federal Regulators.
     The awareness phase of the Company's Year 2000 readiness began with the creation of a Year 2000 Task Force, overseen by the Board of Directors, which includes top management and staff from each division. It has been working since the summer of 1997 towards full Year 2000 compliance.
     From this, the Company began its assessment phase, during which a Year 2000 Plan was formulated to direct and coordinate activities related to Year 2000 preparedness. Development of this plan began with an examination of all internal systems and identification of those which are considered "mission-critical" and requiring the highest priority in evaluation and remediation. This process included not only computer hardware and software, but also non-information-technology systems, such as alarms and heating control systems. From this evaluation, the scope of the Year 2000 remediation project was developed and target dates were set for any necessary systems changes. A test plan was also developed for the testing of all mission-critical systems. The assessment phase of the project was complete in the first quarter of 1998.
     The major project in the remediation phase was the acquisition of a new core banking system which became operational in the third quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which Management believes will enhance customer service. In addition, several stand-alone hardware and software systems have been upgraded or replaced.
     At December 31, 1998, the Company was, in Management's opinion, on track with its timelines for completion of its Year 2000 plan. At that point virtually all hardware and software changes required in the remediation phase were complete and operational, and the testing required in the validation phase of the plan was substantially complete. It is anticipated that any additional testing will be completed by the end of the first quarter of 1999.
     The estimated cost to address Year 2000 issues is approximately $1 million. This includes $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. The purchase of new hardware and personal computers, although required for operation of the new core banking system, is part of the Bank's planned upgrade of computers. The phone system is a more modern system that is being installed irrespective of Year 2000 issues, but has been certified by the vendor as Year 2000 compliant. Almost all of these expenditures have been incurred and will be amortized over a three-to-five year period.
     In addition to hardware and software, the above-mentioned estimated total cost includes a human-resources allocation of $300,000 which has been or will be expensed as incurred. Of this, it is estimated that only $25,000 will be an incremental expense, which will include summer college students, overtime for existing personnel, and outside support. The remaining $275,000 is an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan.
     Externally, both business relationships and significant counterparties have been evaluated for their state of Year 2000 preparedness. The Company has verified that all key vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.

     At this time, it is Management's opinion that the Company's major Year 2000 risks are primarily related key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies -- the Federal Reserve Bank and the Federal Home Loan Bank -- upon which the Company is dependent for liquidity and funds transfer needs. The Company has begun and will continue to closely monitor the Year 2000 preparation and readiness of both agencies.
     The Company has developed contingency plans for all mission critical systems. These plans include identification of alternative resources and/or vendors as well as specific trigger dates for action and implementation. Since the Company's primary business is providing traditional banking services, the creation of additional liquidity capacity to meet the potential needs of its customers and communities is a key part of contingency planning. A separate liquidity contingency plan will be completed by the end of the first quarter of 1999.
     With Year 2000 assessment, remediation and validation now nearly complete, in Management's opinion the worst-case scenario the Company envisions involves electric power and telecommunication interruptions. For electric power, the Company is currently evaluating the installation of a back-up generator for its operations facility. While no formal plans are in place to address telecommunication disruptions, in Management's opinion this is not a significant issue due to the general state of preparedness of the telecommunications industry.

Accounting Pronouncements

     During 1998, the Company adopted SFAS 130, 131 and 132. The adoption of SFAS 130, Reporting Comprehensive Income, required that certain items be reported under a new category of income, "Other Comprehensive Income". Unrealized gains and losses on securities available for sale is the only item included in Other Comprehensive Income. SFAS 131 and 132 relate to disclosures about segments and employee benefits, respectively. The financial statements for 1998 and prior periods where applicable, include the required additional disclosures for SFAS No. 130, 131 and 132. In addition, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. Management has not determined the impact of SFAS No. 133 on the financial statements.


Forward-Looking Statements

     Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as certain disclosures in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, general local, regional and national economic conditions, competitive pressures, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks and uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

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

Asset/Liability Management
     The primary goals of asset/liability management are to maximize net interest income within the interest rate risk limits set by ALCO.
     Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -3.2% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets.
     Core deposits with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
     A summary of the Company's static gap, as of December 31, 1998, is presented in the following table:

-----------------------------------------------------------------------------
Dollars in thousands                         0-90   91-365      1-5        5+
Interest rate risk repricing                 days     days    years     years
----------------------------------------------------------------------------
Investment securities at amortized cost $  14,581   10,531   19,615    14,519
Loans held for sale                           209        -        -         -
Loans                                      66,736   57,983   67,545    16,960
Other interest-earning assets               3,719        -        -         -
Non-rate-sensitive assets                       -        -        -    14,408
                                           ------   ------   ------   -------
Total assets                               85,245   68,514   87,160    45,887
                                           ======   ======   ======   =======
Interest-bearing deposits                  41,871   49,134   29,164    63,985
Borrowed funds                             28,554    1,262   24,644         -
Non-rate-sensitive liabilities and equity       -        -        -    48,192
                                           ------   ------   ------   -------
Total liabilities and equity            $  70,425   50,396   53,808   112,177
                                           ======   ======   ======   =======
Period gap                              $  14,820   18,118   33,352   (66,290)
Percent of total assets                      5.17%    6.32%   11.63%  (23.11%)
Cumulative gap (current)                $  14,820   32,938   66,290         -
Percent of total assets                      5.17%   11.48%   23.11%    0.00%
------------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent earnings simulation model projects net interest income would decrease by approximately 3.3% of stable-rate net interest income if rates fall gradually by two percentage points over the next year, and increase of approximately 0.8% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 5.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a stable interest rate risk position for the one-year horizon. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net income would fall below that earned in a stable rate environment by 4.6% in a falling rate scenario and increase by 2.0% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by ALCO.
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 1998, is presented in the following table:

-----------------------------------------------------------------------------
Changes in Net Interest Income
     Year 1
          Projected change if rates decrease by 2.0%                    -3.3%
          Projected change if rates increase by 2.0%%                   +0.8%
     Year 2
          Projected change if rates decrease by 2.0%                    -4.6%
          Projected change if rates increase by 2.0%%                   +2.0%
-----------------------------------------------------------------------------

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

Interest Rate Risk Management
     A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of the liquidity position. As of December 31, 1998, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used in the modeling. As of December 31, 1998, the were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.
     Management expects interest rates to be relatively stable during 1999 and believes that the current level of interest rate risk is acceptable.

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


F. Stephen Ward
F. Stephen Ward
Treasurer

Berry, Dunn, McNeil & Parker
Certified Public Accountants






Independent Auditors' Report



The Board of Directors and Stockholders
First National Lincoln Corporation

We have audited the consolidated balance sheets of First National Lincoln Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of First National Lincoln Corporation and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Portland, Maine
January 29, 1999

Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
As of December 31,                                     1998               1997
------------------------------------------------------------------------------

Assets
Cash and due from banks                        $  6,338,000         $5,683,000
Securities available for sale                    18,858,000         16,463,000
Securities to be held to maturity,
   market value of $40,702,000 in 1998
   and $52,610,000 in 1997                       40,484,000         52,282,000
Loans held for sale at cost, market value
$209,000 in 1998 and $100,000 in 1997               209,000            100,000

Loans                                           209,224,000        181,510,000
Less allowance for loan losses                    1,822,000          1,800,000
                                               ------------       ------------
Net loans                                       207,402,000        179,710,000
                                               ------------       ------------
Accrued interest receivable                       1,770,000          1,961,000
Bank premises and equipment                       5,866,000          4,871,000
Other real estate owned                             303,000            184,000
Other assets                                      5,576,000          5,025,000
                                               ------------       ------------
Total assets                                  $ 286,806,000      $ 266,279,000
                                               ============       ============

Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
As of December 31,                                     1998               1997
------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Demand deposits                               $  17,649,000      $  14,109,000
NOW deposits                                     33,710,000         29,213,000
Money market deposits                             9,793,000          6,238,000
Savings deposits                                 39,226,000         34,104,000
Certificates of deposit (including
   certificates of $100,000 or more of
   $29,131,000 in 1998 and of
   $17,246,000 in 1997)                         101,425,000         86,216,000
                                               ------------       ------------
Total deposits                                  201,803,000        169,880,000
Borrowed funds                                   54,460,000         69,037,000
Other liabilities                                 1,767,000          1,477,000
                                               ------------       ------------
Total liabilities                               258,030,000        240,394,000
                                               ------------       ------------
Shareholders' equity:
   Common stock, one cent par value                  25,000             25,000
   Additional paid-in capital                     4,687,000          4,595,000
   Retained earnings                             24,218,000         21,172,000
   Net unrealized gain on securities
      available for sale, net of tax                 63,000             93,000
   Treasury stock                                  (217,000)                 -
                                               ------------       ------------
Total shareholders' equity                       28,776,000         25,885,000
                                               ------------       ------------
Commitments and contingent liabilities (note 12)
Total liabilities and shareholders' equity    $ 286,806,000      $ 266,279,000
                                               ============       ============

Common stock
Number of shares authorized                       6,000,000          6,000,000
Number of shares issued                           2,481,270          2,475,548
Number of shares outstanding                      2,471,531          2,475,548

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      1998          1997          1996
------------------------------------------------------------------------------

Interest income:
Interest and fees on loans            $ 17,289,000  $ 15,068,000  $ 13,242,000
Interest on deposits with other banks       32,000        42,000        33,000
Interest and dividends on investments
   (includes tax-exempt income of
   $207,000 in 1998, $161,000 in 1997,
   and $117,000 in 1996)                 3,987,000     4,724,000     4,242,000
                                        ----------    ----------    ----------
Total interest income                   21,308,000    19,834,000    17,517,000
                                        ----------    ----------    ----------
Interest expense:
Interest on deposits                     6,876,000     5,846,000     5,525,000
Interest on borrowed funds               3,588,000     3,651,000     2,645,000
                                        ----------    ----------    ----------
Total interest expense                  10,464,000     9,497,000     8,170,000
                                        ----------    ----------    ----------
Net interest income                     10,844,000    10,337,000     9,347,000
Provision for loan losses                  400,000       103,000        60,000
                                        ----------    ----------    ----------
Net interest income after
   provision for loan losses            10,444,000    10,234,000     9,287,000
                                        ----------    ----------    ----------
Other operating income:
Fiduciary and investment
   management income                       421,000       324,000       306,000
Service charges on deposit accounts        627,000       562,000       491,000
Net realized gain (loss) on
   securities available for sale           (21,000)        3,000        (4,000)
Net realized gain on securities
   to be held to maturity                        -             -         6,000
Other                                    1,286,000       716,000       547,000
                                        ----------    ----------    ----------
Total other operating income             2,313,000     1,605,000     1,346,000
                                        ----------    ----------    ----------
Other operating expenses:
Salaries and employee benefits           3,703,000     3,142,000     2,988,000
Occupancy expense                          448,000       354,000       330,000
Furniture and equipment expense            584,000       625,000       571,000
Other                                    2,304,000     2,036,000     1,733,000
                                        ----------    ----------    ----------
Total other operating expenses           7,039,000     6,157,000     5,622,000
                                        ----------    ----------    ----------
Income before income taxes               5,718,000     5,682,000     5,011,000
Income tax expense                       1,707,000     1,776,000     1,587,000
                                        ----------    ----------    ----------
Net income                            $  4,011,000  $  3,906,000  $  3,424,000
                                        ==========    ==========    ==========

Consolidated Statements of Income, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      1998          1997          1996
------------------------------------------------------------------------------

Basic earnings per share              $       1.62  $       1.58  $       1.40
Diluted earnings per share            $       1.56  $       1.55  $       1.38
Cash dividends declared per share     $       0.39  $       0.29  $       0.24
Weighted average number of
   shares outstanding                    2,478,223     2,468,250     2,444,616
The accompanying footnotes are an integral part of these consolidated financial statements













































Page 35<PAGE

Consolidated Statement of Changes in Shareholders Equity
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1998, 1997 and 1996
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity
Balance at
December 31,
1995             2,438,136       1,543,000     2,700,000      15,123,000      202,000      (3,000)   19,565,000
                 =========      ==========    ==========     ===========     ========     =======   ===========

Net income               0               0             0       3,424,000            0           0     3,424,000
Net
unrealized
loss on
securities
available
for sale,
net of taxes
of $97,000               0                0            0               0     (188,000)          0      (188,000)
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Comprehensive
income                                                         3,424,000     (188,000)                3,236,000
Effect of
change to
$0.01 par
value                    0       (1,518,000)   1,518,000               0            0           0             0
Cash dividends
declared                 0                0            0        (576,000)           0           0      (576,000)
Stock issued        26,128                0      248,000               0            0           0       248,000
Treasury
stock
purchases           (2,896)               0            0               0            0     (26,000)      (26,000)
Treasury
stock sold           3,336                0        1,000               0            0      29,000        30,000
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Balance
at December
31, 1996         2,464,704           25,000    4,467,000      17,971,000       14,000           0    22,477,000
                 =========      ===========   ==========     ===========     ========     =======   ===========












Consolidated Statement of Changes in Shareholders Equity continued
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1998, 1997 and 1996
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity

Net income               0                0            0       3,906,000            0           0     3,906.000
Net
unrealized
gain on
securities
available
for sale,
net of taxes
of $41,000               0                0            0               0       79,000           0        79,000
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Comprehensive
income                                                         3,906,000       79,000                 3,985,000
Cash dividends
declared                 0                0            0        (705,000)           0           0      (705,000)
Stock issued        10,844                0      127,000               0            0           0       127,000
Treasury
stock
purchases           (4,668)               0            0               0            0     (48,000)      (48,000)
Treasury
stock sold           4,668                0        1,000               0            0      48,000        49,000
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Balance at
December 31,
1997             2,475,548      $    25,000   $4,595,000     $21,172,000   $   93,000     $     0  $ 25,885,000
                 =========      ===========   ==========     ===========     ========     =======   ===========





















Consolidated Statement of Changes in Shareholders Equity concluded
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1998, 1997 and 1996
-------------------------------------------------------------------------------------------------------------
                                                                           Net
                                                                           unrealized
                                                                           gain (loss)                 Total
                  Number of                  Additional                    on securities               share
                  common        Common       paid in        Retained       available      Treasury     holders'
                  shares        stock        capital        earnings       for sale       stock        equity

Net income               0                0            0       3,011,000            0           0     3,011.000
Net
unrealized
gain on
securities
available
for sale,
net of taxes
of $41,000               0                0            0               0      (30,000)          0       (30,000)
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Comprehensive
income                                                         3,011,000      (30,000)                3,981,000
Cash dividends
declared                 0                0            0        (965,000)           0           0      (965,000)
Stock issued         5,722                0       90,000               0            0           0        90,000
Treasury
stock
purchases          (15,504)               0            0               0            0    (343,000)     (343,000)
Treasury
stock sold           5,765                0        2,000               0            0     126,000       128,000
                 ---------      -----------    ---------     -----------     --------     -------   -----------
Balance at
December 31,
19987            2,471,531      $    25,000   $4,687,000     $24,218,000   $   63,000   $(217,000) $ 28,776,000
                 =========      ===========   ==========     ===========     ========     =======   ===========

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

-----------------------------------------------------------------------------
Years ended December 31,                     1998          1997          1996
-----------------------------------------------------------------------------

Cash flows from operating activities:
Net income                           $  4,011,000  $  3,906,000  $  3,424,000

Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                              544,000       582,000       530,000
Deferred income taxes                     (58,000)       44,000       115,000
Provision for loan losses                 400,000       103,000        60,000
Provision for losses on other
   real estate owned                       16,000        14,000        25,000
Loans originated for resale           (19,039,000)   (2,677,000)   (2,391,000)
Proceeds from sales of loans           18,930,000     2,879,000     2,232,000
Net (gain) loss on sale or call of
   securities available for sale           21,000        (3,000)        4,000
Net gain on sale of investment securities
   to be held to maturity                       -             -        (6,000)
Losses related to other
   real estate owned                       (4,000)       33,000         7,000
Net change in other assets and
   accrued interest receivable           (302,000)   (4,355,000)     (389,000)
Net change in other liabilities           232,000       (84,000)      454,000
Net amortization of premium
   on investments                         210,000        91,000       141,000
                                       ----------    ----------    ----------
Net cash provided by
   operating activities                 4,961,000       533,000     4,206,000
                                       ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sales, maturities and calls
   of securities available for sale     7,836,000     4,869,000    16,437,000
Proceeds from maturities and calls of
   securities to be held to maturity   33,739,000    11,757,000     7,421,000
Proceeds from sales of other
   real estate owned                       24,000       634,000       441,000
Additional investment in other
   real estate owned                            -        (1,000)      (36,000)
Purchases of securities
   available for sale                 (10,314,000)   (2,711,000)     (988,000)
Purchases of securities to be
   held to maturity                   (22,134,000)  (22,064,000)  (22,306,000)
Maturities of interest-bearing
   deposits in other banks                      -       975,000     1,725,000
Net increase in loans                 (28,247,000)  (24,618,000)  (20,618,000)
Capital expenditures                   (1,539,000)   (1,281,000)     (556,000)
                                       ----------    ----------    ----------
Net cash used in investing activities (20,635,000)  (32,440,000)  (18,480,000)
                                       ----------    ----------    ----------

Consolidated Statements of Cash Flows, concluded
First National Lincoln Corporation and Subsidiary

-----------------------------------------------------------------------------
Years ended December 31,                     1998          1997          1996
-----------------------------------------------------------------------------

Cash flows from financing activities:
Net increase in demand deposits,
   savings, and money market accounts  16,714,000     1,526,000     1,962,000
Net increase in certificates
   of deposit                          15,209,000    12,678,000     3,244,000
Net increase (decrease) in
   other borrowings                   (14,577,000)   17,889,000     9,923,000
Purchase of Treasury stock               (343,000)      (48,000)      (26,000)
Proceeds from sale of Treasury stock      128,000        49,000        30,000
Proceeds from stock issuance               90,000       127,000       248,000
Dividends paid                           (892,000)     (654,000)     (488,000)
                                       ----------    ----------    ----------
Net cash provided by
   financing activities                16,329,000    31,567,000    14,893,000
                                       ----------    ----------    ----------
Net increase (decrease) in cash
   and cash equivalents                   655,000      (340,000)      619,000
Cash and cash equivalents at
   beginning of year                    5,683,000     6,023,000     5,404,000
                                       ----------    ----------    ----------
Cash and cash equivalents at
   end of year                        $ 6,338,000   $ 5,683,000   $ 6,023,000
                                       ==========    ==========    ==========

Interest paid                         $10,445,000   $ 9,488,000   $ 8,145,000
Income taxes paid                       1,809,000     1,773,000     1,482,000
Non-cash transactions:
Loans transferred to other
   real estate owned (net)               (155,000)      (50,000)      604,000
Loans held for sale transferred
   to loan portfolio                            -             -     3,923,000
Change in unrealized gain (loss) on
   available for sale securities          (45,000)      120,000      (285,000)

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

Basis of Financial Statement Presentation
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and amounts due from banks.

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities.
     Securities available for sale consists primarily of debt securities which management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity.
     Securities to be held to maturity consist primarily of debt securities which management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and such securities are carried at cost adjusted for the amortization of premiums and accretion of discount.

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

Loan Fees and Costs
Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances, and the amortization is included with the related interest income.

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by management to be adequate to absorb possible losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, management takes into consideration the following factors: non-per-forming loans, performing watch-report loans, loan portfolio size by category, and economic conditions. Although management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.
     Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

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

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

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

Segments
First National Lincoln Corporation, through the branch network of its subsidiary, First National Bank of Damariscotta, provides a broad range of financial services to individuals and companies in mid-coast Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive Income
Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and is disclosed in the consolidated statements of changes in shareholders' equity.

Effect of New Financial Accounting Standards
During 1998, the Company adopted Statements of Financial Accounting Standards 130, 131 and 132. The adoption of SFAS 130, Reporting Comprehensive Income, required that certain items be reported under a new category of income, "Other Comprehensive Income". Unrealized gains and losses on securities available for sale is the only item included in Other Comprehensive Income. SFAS 131 and 132 relate to disclosures about segments and employee benefits, respectively. The financial statements for 1998 and prior periods where applicable, include the required additional disclosures for SFAS No. 130, 131 and 132. In addition, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. Management has not determined the impact of SFAS No. 133 on the financial statements.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 2. Cash and Due from Banks

At December 31, 1998 the Company had a contractual clearing balance of $500,000 at the Federal Reserve Bank.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 1998 and 1997:

----------------------------------------------------------------------------
December 31, 1998              Amortized  Unrealized  Unrealized  Fair Value
                                    Cost       Gains      Losses  (Estimated)
----------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency     $ 1,994,000      48,000      (6,000)  2,036,000
Mortgage-backed securities     5,880,000     110,000     (39,000)  5,951,000
State and political
   subdivisions                1,290,000           -     (42,000)  1,248,000
Other securities               9,598,000      33,000      (8,000)  9,623,000
                              ----------  ----------  ----------  ----------
                             $18,762,000     191,000     (95,000) 18,858,000
                              ==========  ==========  ==========  ==========
Securities to be held to maturity:
U.S. Treasury and agency     $15,746,000           -     (59,000) 15,687,000
Mortgage-backed securities    20,196,000     161,000    (115,000) 20,242,000
State and political
   subdivisions                4,531,000     234,000      (3,000)  4,762,000
Other securities                 11 ,000           -           -      11,000
                              ----------  ----------  ----------  ----------
                             $40,484,000     395,000    (177,000) 40,702,000
                              ==========  ==========  ==========  ==========
----------------------------------------------------------------------------

----------------------------------------------------------------------------
December 31, 1997              Amortized  Unrealized  Unrealized  Fair Value
                                    Cost       Gains      Losses  (Estimated)
----------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency     $ 6,490,000      32,000     (21,000)  6,501,000
Mortgage-backed securities     3,098,000     121,000      (9,000)  3,210,000
Other securities               6,734,000      18,000            -  6,752,000
                              ----------  ----------  ----------  ----------
                             $16,322,000     171,000     (30,000) 16,463,000
                              ==========  ==========  ==========  ==========
Securities to be held to maturity:
U.S. Treasury and agency     $16,649,000      39,000     (40,000) 16,648,000
Mortgage-backed securities    28,541,000     319,000    (160,000) 28,700,000
State and political
subdivisions                   3,557,000     150,000           -   3,707,000
Other securities               3,535,000      21,000      (1,000)  3,555,000
                              ----------  ----------  ----------  ----------
                             $52,282,000     529,000    (201,000) 52,610,000
                              ==========  ==========  ==========  ==========
----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


     The contractual maturities of investment securities at December 31, 1998, are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral, adjusted for anticipated principal prepayments in accordance with current interest rates.

-----------------------------------------------------------------------------
                                       Securities            Securities to be
                               available for sale:           held to maturity:
                         ------------------------    ------------------------
                          Amortized    Fair Value     Amortized    Fair Value
                               Cost    (Estimated)         Cost    (Estimated)
-----------------------------------------------------------------------------
Due in 1 year or less   $ 1,217,000     1,231,000     4,178,000     4,188,000
Due in 1 to 5 years       4,749,000     4,843,000    12,890,000    12,918,000
Due in 5 to 10 years      1,913,000     1,918,000     5,148,000     5,153,000
Due after 10 years        4,333,000     4,295,000    18,268,000    18,443,000
Equity securities         6,550,000     6,571,000             -             -
                         ----------    ----------    ----------    ----------
                       $ 18,762,000    18,858,000    40,484,000    40,702,000
                         ==========    ==========    ==========    ==========
-----------------------------------------------------------------------------

     At December 31, 1998 securities carried at $21,502,000, with a market value of $21,477,000, were pledged to secure borrowings from the Federal Reserve Bank, public deposits, and for other purposes as required by law.
     Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale is summarized below:

------------------------------------------------------------------
                                1998           1997           1996
------------------------------------------------------------------
Proceeds from sales      $ 5,567,000              -      4,479,000
                          ==========     ==========     ==========
Gross gains                    5,000          3,000              -
Gross losses                 (26,000)             -         (4,000)
                          ----------     ----------     ----------
Net gain (loss)              (21,000)         3,000         (4,000)
                          ==========     ==========     ==========
Related income taxes     $    (6,000)         1,000         (1,000)
                          ==========     ==========     ==========
------------------------------------------------------------------

     The realized gain on securities in 1997 was the result of a security which was called at par value by the issuer.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


Note 4. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 1998 and 1997:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Real estate loans
Residential                        $ 105,877,000        92,937,000
Commercial                            25,585,000        20,173,000
Commercial and industrial loans       38,718,000        33,100,000
State and municipal loans              7,654,000         8,206,000
Consumer loans                        27,993,000        24,041,000
Residential construction loans         3,397,000         3,053,000
                                     -----------       -----------
Total loans                        $ 209,224,000       181,510,000
                                     ===========       ===========
------------------------------------------------------------------

     Loan balances are stated net of deferred loan fees of $50,000 in 1998 and $76,000 in 1997.
     At December 31, 1998 and 1997, loans on non-accrual status totaled $716,000 and $510,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $51,000 for 1998, $50,000 for 1997 and $62,000 for 1996. Loans past due greater than 90 days which are accruing interest totaled $548,000 at December 31, 1998 and $358,000 at December 31, 1997. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Transactions in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

---------------------------------------------------------------------------
                                         1998           1997           1996
---------------------------------------------------------------------------
Balance at beginning of year      $ 1,800,000      1,906,000      2,059,000
Provision charged to
     operating expenses               400,000        103,000         60,000
                                   ----------     ----------     ----------
                                    2,200,000      2,009,000      2,119,000
                                   ----------     ----------     ----------
Loans charged off                    (452,000)      (337,000)      (367,000)
Recoveries on loans                    74,000        128,000        154,000
                                   ----------     ----------     ----------
Net loans charged off                (378,000)      (209,000)      (213,000)
                                   ----------     ----------     ----------
Balance at end of year            $ 1,822,000      1,800,000      1,906,000
                                   ==========     ==========     ==========
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Information regarding impaired loans is as follows:

----------------------------------------------------------------------------
                                              1998         1997         1996
----------------------------------------------------------------------------
Average investment in impaired loans $ 324,000 361,000 309,000 Interest income recognized on impaired
   loans, including cash basis                   0            0           0
----------------------------------------------------------------------------


----------------------------------------------------------------------------
                                                           1998         1997
----------------------------------------------------------------------------
Balance of impaired loans                           $   302,000      388,000
Less portion for which no allowance for
   loan losses is allocated                             (39,000)     (97,000)
                                                      ---------    ---------
Portion of impaired loan balance for which
   an allowance for loan losses is allocated            263,000      291,000
                                                      ---------    ---------
Portion of allowance for loan losses
   allocated to the impaired loan balance           $   145,000      121,000
                                                      =========    =========
----------------------------------------------------------------------------

     Loans to directors, officers and employees totaled $7,637,000 at December 31, 1998 and $5,212,000 at December 31, 1997. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Balance at beginning of year        $  2,855,000         2,451,000
New loans                              2,365,000           875,000
Repayments                            (1,218,000)         (439,000)
                                     -----------       -----------
Balance at end of year              $  4,002,000         2,887,000
                                     ===========       ===========
------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


Note 5. Bank Premises and Equipment

Bank premises and equipment are carried at cost and consist of the following:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Land                                $    903,000           903,000
Land improvements                        333,000           308,000
Bank buildings                         4,300,000         3,996,000
Equipment                              4,682,000         3,486,000
                                     -----------       -----------
                                      10,218,000         8,693,000
Less accumulated depreciation          4,352,000         3,822,000
                                     -----------       -----------
                                    $  5,866,000         4,871,000
                                     ===========       ===========
------------------------------------------------------------------


Note 6. Other Real Estate Owned

     The following summarizes the composition of other real estate owned:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Real estate acquired in
   settlement of loans              $    339,000           208,000
Less: allowance for losses               (36,000)          (24,000)
                                     -----------       -----------
Other real estate owned, net        $    303,000           184,000
                                     ===========       ===========
------------------------------------------------------------------

     Changes in the allowance for each of the three years ended December 31 were as follows:

---------------------------------------------------------------------------
                                         1998           1997           1996
---------------------------------------------------------------------------
Beginning balance                 $    24,000         31,000         56,000
Losses charged to allowance            (4,000)       (21,000)       (50,000)
Provision charged to income            16,000         14,000         25,000
                                   ----------     ----------     ----------
Ending balance                    $    36,000         24,000         31,000
                                   ==========     ==========     ==========
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 7. Income Taxes

The current and deferred components of income tax expense were as follows:

---------------------------------------------------------------------------
                                         1998           1997           1996
---------------------------------------------------------------------------
Federal income tax:
Current                           $ 1,703,000      1,655,000      1,413,000
Deferred                              (58,000)        44,000        115,000
                                   ----------     ----------     ----------
                                    1,645,000      1,699,000      1,528,000
State income tax                       62,000         77,000         59,000
                                   ----------     ----------     ----------
                                  $ 1,707,000      1,776,000      1,587,000
                                   ==========     ==========     ==========
---------------------------------------------------------------------------

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

---------------------------------------------------------------------------
                                         1998           1997           1996
---------------------------------------------------------------------------
Expected tax expense              $ 1,944,000      1,931,000      1,704,000
Non-taxable income                   (256,000)      (161,000)      (121,000)
State income taxes                     41,000         51,000         39,000
Qualified housing investment
   tax credit                         (31,000)       (38,000)       (38,000)
Other                                   9,000         (7,000)         3,000
                                   ----------     ----------     ----------
                                  $ 1,707,000      1,776,000      1,587,000
                                   ==========     ==========     ==========
---------------------------------------------------------------------------

     The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Allowance for loan losses and OREO  $    490,000           435,000
Deferred loan fees                       (24,000)           (6,000)
Non-accrual loan interest                  9,000            33,000
Accrued pension and post-retirement      100,000            65,000
Depreciation                             (82,000)         (109,000)
Unrealized gain on securities
   available for sale                    (32,000)          (48,000)
Other assets                              41,000            82,000
Other liabilities                        (36,000)          (60,000)
                                     -----------       -----------
Net deferred income tax asset       $    466,000           392,000
                                     ===========       ===========
------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 1998 and 1997 is as follows:

------------------------------------------------------------------
                                            1998              1997
------------------------------------------------------------------
Asset                               $    640,000           615,000
                                     ===========       ===========
Liability                           $    174,000           223,000
                                     ===========       ===========
------------------------------------------------------------------

No valuation allowance is deemed necessary for the deferred tax asset.


Note 8. Certificates of Deposit

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


-------------------------------------
1999                    $  72,245,000
2000                       22,481,000
2001                        3,901,000
2002                        2,404,000
2003                          394,000
                         ------------
Total                   $ 101,425,000
                         ============
-------------------------------------

     Interest on certificates of deposit $100,000 or more was $1,319,000, $850,000 and $709,000 in 1998, 1997 and 1996, respectively.


Note 9. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank of Boston
(FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with local municipal and commercial customers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, with a value of $5,942,000 at both December 31, 1998 and 1997, qualifying first mortgage loans, which were valued at $105,507,000 and $90,006,000 in 1998 and 1997, respectively; U.S. Government and Agency securities not pledged to others, which were valued at $22,339,000 in 1998 and $20,710,000 in 1997; and funds on deposit with FHLB, which were $1,000 in both 1998 and 1997.
     As of December 31, 1998, the Bank's total FHLB borrowing capacity was $99,326,000, of which $53,893,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 1998, had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $7,876,000 and $5,519,000 at December 31, 1998 and 1997, respectively, and an aggregate fair value of $7,822,000 and $5,508,000 at December 31, 1998 and 1997, respectively. Borrowed funds at December 31, 1998 and 1997 have the following range of interest rates and maturity dates:

------------------------------------------------------------------
                                                 December 31, 1998
------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year              5.13%-5.53%   $ 20,463,000
Maturities within two years                                      0
Maturities within three years           5.53%-5.79%      4,970,000
Maturities within four years                                     0
Maturities within five years                                     0
Maturities over five years              4.89%-5.15%     20,000,000
                                                       -----------
                                                        45,433,000
                                                       -----------
Treasury Tax & Loan Notes
Rate in effect at 12/31/98 was 4.23%       variable        285,000
Repurchase agreements
Municipal and commercial customers      4.30%-5.35%      8,742,000
                                                       -----------
                                                         8,742,000
                                                       -----------
                                                      $ 54,460,000
                                                       ===========
------------------------------------------------------------------


------------------------------------------------------------------
                                                 December 31, 1997
------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year              5.62%-7.05%   $ 58,905,000
Amortizing through February 2001              5.53%      1,363,000
                                                       -----------
                                                        60,268,000
                                                       -----------
Treasury Tax & Loan Notes
Rate in effect at 12/31/97 was 5.25%       variable      3,295,000
Repurchase agreements
Municipal and commercial customers      4.25%-5.40%      5,474,000
                                                       -----------
                                                         5,474,000
                                                       -----------
                                                      $ 69,037,000
                                                       ===========
------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 10. Employee Benefit Plans

Pension Plans
Effective May 31, 1996, the Board of Directors ratified termination of the Bank's defined benefit pension plan, and regulatory approval for termination of the Plan was received in 1996. The accumulated benefit obligation for each covered participant was settled with the purchase of annuity contracts issued by a major insurance company or through lump sum payments. All assets were distributed to Plan participants. The Bank recognized a gain on termination of $64,000.
     The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The expense of this supplemental plan was $84,000 in 1998, $36,000 in 1997, and $11,000 in 1996. As of December 31, 1998 and 1997, the accrued liability of this plan was $109,000 and $21,000, respectively.

401(k) Plan
The Bank also has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 15% of their compensation, and the Bank may provide a match of up to 3% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3%, 3% and 4% of each eligible employee's compensation in 1998, 1997 and 1996, respectively.
     The expense related to the 401(k) plan was $158,000, $141,000, and $121,000 in 1998, 1997, and 1996, respectively.

Post-retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides for life insurance coverage to full-time employees who work until retirement. The Bank also provides health insurance for retired directors. None of these plans are pre-funded.
     The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

The following tables sets forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

----------------------------------------------------------------------------
At December 31,                                            1998         1997
----------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year:             $  490,000      504,000
Service cost                                              9,000        7,000
Interest cost                                            32,000       32,000
Benefits paid                                           (52,000)     (53,000)
                                                      ---------    ---------
Benefit obligation at end of year:                   $  479,000      490,000
                                                      =========    =========
Funded status:
Benefit obligation at end of year                    $ (479,000)    (490,000)
Unrecognized net actuarial loss                         (74,000)     (37,000)
Unamortized prior service cost                          (32,000)     (78,000)
Unrecognized transition obligation                      406,000      435,000
                                                      ---------    ---------
Accrued benefit cost                                 $ (179,000)    (170,000)
                                                      =========    =========
----------------------------------------------------------------------------


---------------------------------------------------------------------------
Years ended December 31,                       1998        1997        1996
---------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                             $    9,000       7,000       6,000
Interest cost                                32,000      32,000      36,000
Amortization of unrecognized
   transition asset                          29,000      29,000      29,000
Amortization of prior service cost           (5,000)     (5,000)     (5,000)
Amortization of accumulated gains            (3,000)     (6,000)     (2,000)
                                          ---------   ---------   ---------
Net periodic benefit cost                $   62,000      57,000      64,000
                                          =========   =========   =========
Weighted average assumptions as of December 31:
Discount rate                                   7.0%        7.0%        7.0%
---------------------------------------------------------------------------


Note 11. Shareholders' Equity

At December 31, 1998, the total number of shares of common stock outstanding was 2,471,531. The total number of shares of common stock authorized by the shareholders is 6,000,000.On November 20, 1997, the Board of Directors declared a 300% stock dividend (equivalent to a four-for-one stock split), payable December 30, 1997, to shareholders of record on December 1, 1997. This increased the total outstanding shares from 618,887 to 2,475,548.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The Company has reserved 240,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, stock purchase, or savings and investment plans. As of December 31, 1998, 127,887 shares had been issued pursuant to these plans, leaving 112,113 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 11,487 shares and 15,512 shares in 1998 and 1997, respectively. Stock sold to directors and employees in 1998 included 5,765 Treasury shares.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted. All options expire 10 years from the date of grant.
     The following table sets forth options granted in 1998 and 1997:

----------------------------------------------------------------------------
                                                            Weighted Average
                                      Number of Shares        Exercise Price
----------------------------------------------------------------------------
Balance at December 31, 1996                   120,000              $   6.85
     Granted in 1997                            32,000                 10.25
                                             ---------             ---------
Balance at December 31, 1997                   152,000                  7.56
     Granted in 1998                             6,000                 18.25
                                             ---------             ---------
Balance at December 31, 1998                   158,000              $   7.97
                                             =========             =========
----------------------------------------------------------------------------

     For both years, there were no options that were exercised, forfeited, or expired. The range of prices for outstanding and exercisable stock options at December 31, 1998 and 1997 were as follows:

-----------------------------------------------------------------------------
                                December 31, 1998           December 31, 1997
                         ------------------------    ------------------------
                        Outstanding   Exercisable   Outstanding   Exercisable
-----------------------------------------------------------------------------
$6.38 to $10.00             120,000        48,000       120,000        30,000
$10.01 to $18.25             38,000             -        32,000             -
                         ----------    ----------    ----------    ----------
Total options               158,000        48,000       152,000        30,000
                         ==========    ==========    ==========    ==========
Weighted average price  $      7.97          6.78          7.56          6.48
-----------------------------------------------------------------------------

     No compensation cost has been recognized for the Plan. The fair market value of options granted was $45,000 in 1998, $83,000 in 1997, and $44,000 in 1996. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.07 in 1998, $0.05 in 1997, and $0.04 in 1996, risk-free interest rate of 5.25% in 1998, 5.36% in 1997, and 5.13% in 1996, volatility of 30.17% in 1998, 10.69% in
1997,  and 4.91% in 1996 and an expected life of 10 years.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Had compensation cost been expensed, net of related income taxes, based on fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:

---------------------------------------------------------------------------
                                               1998        1997        1996
---------------------------------------------------------------------------
Net income
     As reported                        $ 4,011,000   3,906,000   3,424,000
     Pro forma                            3,981,000   3,851,000   3,395,000
Basic earnings per share
     As reported                               1.62        1.58        1.40
     Pro forma                                 1.61        1.56        1.39
Diluted earnings per share
     As reported                               1.56        1.55        1.38
     Pro forma                                 1.55        1.52        1.37
---------------------------------------------------------------------------


Note 12.
Off-Balance Sheet Financial Instruments and Concentrations of Credit Risk

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

----------------------------------------------------------------------------
                                                           1998         1997
----------------------------------------------------------------------------
Unused lines, collateralized by
   residential real estate                           $ 8,561,000   7,099,000
Unused credit card lines                               9,900,000   7,005,000
Other unused commitments                              13,983,000  11,336,000
Standby letters of credit                                241,000     161,000
Commitments to extend credit                          12,434,000   5,602,000
----------------------------------------------------------------------------

     The Company grants residential, commercial and consumer loans to customers principally located in the mid-coast area of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of the borrower's ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.


Note 13. Earnings Per Share

In 1997, the Company adopted SFAS No. 128 relating to disclosures on earnings per share and the dilutive effect of options, rights, warrants and other securities. The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------
                                       For the Year Ended December 31, 1998
                                      -------------------------------------
                                         Income        Shares     Per-Share
                                     (Numerator) (Denominator)       Amount
---------------------------------------------------------------------------
Income as reported                  $ 4,011,000
                                      =========     =========     =========
Basic EPS: income available to
   common shareholders                4,011,000     2,478,223   $      1.62
Effect of dilutive securities:
   incentive stock options                    -        88,538
                                      ---------     ---------     ---------
Diluted EPS: income available to
   common shareholders plus
   assumed conversions              $ 4,011,000      2,566,761  $      1.56
                                      =========     =========     =========
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

---------------------------------------------------------------------------
                                       For the Year Ended December 31, 1997
                                      -------------------------------------
                                         Income        Shares     Per-Share
                                     (Numerator) (Denominator)       Amount
---------------------------------------------------------------------------
Income as reported                  $ 3,906,000
                                      =========     =========     =========
Basic EPS: income available to
    common shareholders               3,906,000     2,468,250   $      1.58
Effect of dilutive securities:
    incentive stock options                   -        56,208
                                      ---------     ---------     ---------
Diluted EPS: income available to
   common shareholders plus
   assumed conversions              $ 3,906,000     2,524,458   $      1.55
                                      =========     =========     =========
---------------------------------------------------------------------------


---------------------------------------------------------------------------
                                       For the Year Ended December 31, 1998
                                      -------------------------------------
                                         Income        Shares     Per-Share
                                     (Numerator) (Denominator)       Amount
---------------------------------------------------------------------------
Income as reported                  $ 3,424,000
                                      =========     =========     =========
Basic EPS: income available to
    common shareholders               3,424,000     2,444,616   $      1.40
Effect of dilutive securities:
    incentive stock options                   -        31,189
                                      ---------     ---------     ---------
Diluted EPS: income available to
   common shareholders plus
   assumed conversions              $ 3,424,000     2,475,805   $      1.38
                                      =========     =========     =========
---------------------------------------------------------------------------

   All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of management. The dilutive numbers of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

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

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

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

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The estimated fair values for the Company's financial instruments as of December 31, 1998 and 1997 were as follows:

-----------------------------------------------------------------------------
                                December 31, 1998           December 31, 1997
                           ------------------------  ------------------------
                              Carrying    Estimated     Carrying    Estimated
                                amount   fair value       amount   fair value
-----------------------------------------------------------------------------
Financial assets
Cash & due from banks     $  6,338,000    6,338,000    5,683,000    5,683,000
Securities available
   for sale                 18,858,000   18,858,000   16,463,000   16,463,000
Securities to be held
   to maturity              40,484,000   40,702,000   52,282,000   52,610,000
Loans held for sale            209,000      209,000      100,000      100,000
Loans (net of allowance
   for loan losses)        207,402,000  207,735,000  179,710,000  179,201,000
Accrued interest receivable  1,770,000    1,770,000    1,961,000    1,961,000
Financial liabilities
Deposits                   201,803,000  198,904,000  169,880,000  161,568,000
Borrowed funds              54,460,000   54,561,000   69,037,000   69,019,000
-----------------------------------------------------------------------------


Note 15. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

---------------------------------------------------------------------------
                                               1998        1997        1996
---------------------------------------------------------------------------
Merchant discount fees                   $  359,000     249,000     196,000
Mortgage origination and servicing       $  247,000           -           -
---------------------------------------------------------------------------

     Other operating expense includes the following items greater than 1% of revenues.

---------------------------------------------------------------------------
                                               1998        1997        1996
---------------------------------------------------------------------------
Stationery and supplies                  $  269,000           -           -
Merchant interchange fees                $  235,000           -           -
Postage, freight and express             $  138,000           -           -
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 16. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 1999 will be 1999 earnings plus retained earnings of $6,055,000 from 1998 and 1997.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The actual capital amounts and ratios for the Bank are presented in the following table:

---------------------------------------------------------------------------
                                                                 To be well-
                                                                capitalized
                                                               under prompt
                                                  For capital    corrective
                                                     adequacy        action
                                         Actual      purposes    provisions
---------------------------------------------------------------------------
As of December 31, 1998
Tier 2 capital to                  $ 29,919,000    10,759,000    17,932,000
   risk-weighted assets                   16.29%         6.00%        10.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    27,397,000     7,173,000    10,759,000
   risk-weighted assets                   15.28%         4.00%         6.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    27,397,000    11,418,000    14,272,000
    average assets                         9.60%         4.00%         5.00%
---------------------------------------------------------------------------
As of December 31, 1997
Tier 2 capital to                  $ 26,596,000     9,972,000    16,620,000
   risk-weighted assets                   16.00%         6.00%        10.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    24,796,000     6.648,000     9.972,000
   risk-weighted assets                   14.92%         4.00%         6.00%
Tier 1 capital to                    24,796,000    10,526,000    13,157,000
    average assets                         9.42%         4.00%         5.00%
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

---------------------------------------------------------------------------
                                                                 To be well-
                                                                capitalized
                                                               under prompt
                                                  For capital    corrective
                                                     adequacy        action
                                         Actual      purposes    provisions
---------------------------------------------------------------------------
As of December 31, 1998
Tier 2 capital to                  $ 30,535,000    10,821,000    18,035,000
   risk-weighted assets                   16.93%         6.00%        10.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    28,713,000     7,214,000    10,821,000
   risk-weighted assets                   15.92%         4.00%         6.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    28,713,000    11,456,000    14,320,000
    average assets                        10.03%         4.00%         5.00%
---------------------------------------------------------------------------
As of December 31, 1997
Tier 2 capital to                  $ 27,685,000     9,972,000    16,620,000
   risk-weighted assets                   16.72%         6.00%        10.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    25,885,000     6.648,000     9.972,000
   risk-weighted assets                   15.47%         4.00%         6.00%
                                     ----------    ----------    ----------
Tier 1 capital to                    25,885,000    10,526,000    13,157,000
    average assets                         9.80%         4.00%         5.00%
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 17. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):

----------------------------------------------------------------------------
Balance Sheets
December 31,                                      1998                  1997
----------------------------------------------------------------------------
Assets
Cash                                        $      194                   372
Dividends receivable                               500                   250
Investments                                        578                   252
Investment in subsidiary                        27,446                24,881
Other assets                                       437                   427
                                             ---------             ---------
                                            $   29,155                26,182
                                             =========             =========
Liabilities and shareholders' equity
Dividends payable                           $      371                   297
Other liabilities                                    8                     -
Shareholders' equity                            28,776                25,885
                                             ---------             ---------
                                            $   29,155                26,182
                                             =========             =========
----------------------------------------------------------------------------


---------------------------------------------------------------------------
Statements of Income
Years ended December 31,                   1998          1997          1996
---------------------------------------------------------------------------
Investment income                    $       25             6             2
Gain (loss) on sale of investments            -             -             1
Other income                                 48            48            55
                                      ---------     ---------     ---------
Total income                                 73            54            58
Other expense                                63            52            59
                                      ---------     ---------     ---------
Income (loss) before Bank earnings           10             2            (1)
Equity in earnings of Bank:
Remitted                                  1,150           550           488
Unremitted                                2,851         3,354         2,937
                                      ---------     ---------     ---------
Net income                           $    4,011         3,906         3,424
                                      =========     =========     =========
---------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, concluded

---------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                   1998          1997          1996
---------------------------------------------------------------------------
Cash flows from operating activities:
Net income                            $   4,011         3,906         3,424
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Net realized gain on sale of
   securities available for sale              -             -            (1)
Increase in other assets                     (5)          (17)          (14)
Unremitted earnings of Bank              (2,851)       (3,354)       (2,937)
                                      ---------     ---------     ---------
Net cash provided by
   operating activities                   1,155           535           472
                                      ---------     ---------     ---------
Cash flows from investment activities:
Proceeds from sales and maturities of
   securities available for sale              -             -           102
Purchases of investments                   (316)         (240)            -
                                      ---------     ---------     ---------
Net cash provided (used) by
   investing activities                    (316)         (240)          102
                                      ---------     ---------     ---------
Cash flows from financing activities:
Proceeds from sale of stock                  90           127           248
Purchase of Treasury stock                 (343)          (48)          (26)
Sale of Treasury stock                      128            49            30
Dividends paid                             (892)         (654)         (488)
                                      ---------     ---------     ---------
Net cash used in financing activities    (1,017)         (526)         (236)
Net increase (decrease) in cash            (178)         (231)          338
                                      ---------     ---------     ---------
Cash, beginning of year                     372           603           265
Cash, end of year                    $      194           372           603
                                      =========     =========     =========
---------------------------------------------------------------------------

ITEM 9. Changes in and/or Disagreements with Accountants

     None.

ITEM 10. Directors and Executive Officers of the Registrant

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than 25 persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at eleven. Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following Directors' terms expire in 1999, and each will be nominated for re-election for a three-year term:
     Katherine M. Boyd, 48, was elected a Director of the Company and the Bank in 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd serves on the Boothbay Region YMCA Camp Committee and is Secretary for the local chapter of AFS. Ms. Boyd previously served as trustee of the YMCA, and past chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr., 53, has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr., 52, was elected a Director of the Company and the Bank in June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association, and is a former Public Administrator, Lincoln County. He has served on the Boards of Directors of Bath area YMCA and of the Coastal Economic Development Corporation and as a Trustee of the
Wiscasset Library.   He was Selectman, Town of Westport from 1975 to 1976 and
served as Chairman of the Board of Selectmen from 1993 to 1995.
     Bruce B. Tindal, 48, was elected as a Director of the Company and the Bank in January, 1999. Mr. Tindal formed and is co-owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee at St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development Corp. Mr. Tindal is also a member of the National Association of Realtors.

The following Directors' terms will expire in 2000:
     Daniel R. Daigneault, 46, has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994, and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is President of the Boothbay Region YMCA Board of Trustees and a director of Maine Bankers Association.
     Dana L. Dow, 47, was elected as a Director of the Company and the Bank in January 1999. Mr. Dow is President of Dow Furniture, Inc., which he purchased from his father in 1977. Prior to purchasing Dow Furniture, he taught chemistry and physics at Medomak Valley High School. Mr. Dow was elected by the Board of Directors in December, 1998, to fill the unexpired term of Parker Spofford, who retired from the Board upon reaching the mandatory retirement age.
     Robert B. Gregory, 45, was elected a Director of the Company and the Bank in October, 1987 and has served as Chairman of both the Company and the Bank since September, 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.

The following Directors' terms will expire in 2001:

Bruce A. Bartlett, 65, has been a member of the Board of Directors since the Company's organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994. He has served as a Director of the Bank since 1981.
     Malcolm E. Blanchard, 64, has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Stuart G. Smith, 44, was elected as a Director of the Company and the Bank in July, 1997. A resident of Camden, he owns and operates with his wife, Maine Sport Outfitters in Rockport, and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is Chairman of the Five-Town CSD School Board.

     Parker L. Spofford retired from the Board of Directors in December, 1998, upon reaching the mandatory retirement age. M. Robert Barter resigned from the Board of Directors in February, 1999.
     The Bank has five standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, and Directors' Loan. The Compensation Committee is a subcommittee of the Executive Committee. Certain members of management also serve on some committees. The aggregate attendance of committee meetings by members of the Board of Directors in 1998 was in excess of 90%. The Company has no standing committees of the Board of Directors.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the reporting requirements of Section 15(d) of the Securities Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.


Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Bank:

--------------------    -----------------------------------    -------------
Name and Age (1)        Office & Position                      Period Served
--------------------    -----------------------------------    -------------
Daniel R. Daigneault    President & Chief Executive Officer     1994 to date
46                      of the Company and of the Bank

F. Stephen Ward         Treasurer of the Company;               1993 to date
45                      Vice President and Chief Financial Officer
                        and Investment Officer of the Bank

Donald C. Means         Clerk of the Company;                   1973 to date
61                      Senior Vice President and
                        Senior Loan Officer of the Bank

Walter F. Vietze        Senior Vice President and               1984 to date
57                      Senior Operations Officer of the Bank

John T. Blamey          Vice President and Banking Services     1994 to date
52                      Officer of the Bank

Michael T. Martin       Vice President and Credit               1993 to date
43                      Administration Officer of the Bank
--------------------    -----------------------------------    -------------
 (1) As of December 31, 1998

     Daniel R. Daigneault has served as President and Chief Executive Officer of the Company since April 26, 1994, and has served as President and Chief Executive Officer of the Bank since March 7, 1994 and as a member of the Board of Directors of both the Company and the Bank since March 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has served as Treasurer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. He has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 he was employed by Down East Enterprises, Inc. Mr. Ward holds a Masters of Business Administration degree in Finance.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by First National Bank of Boston, a major New England financial institution. While there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     John T. Blamey has been employed by the Bank since 1989. Mr. Blamey was previously Strategic Plan Director and now adds Sales Director to his responsibilities as Vice President of Banking Services. Prior to joining the Bank, Mr. Blamey retired from the U.S. Air Force as Lieutenant Colonel.
     Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.

     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

ITEM 11. Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer during 1998, 1997 and 1996. No other Executive Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 1998, 1997 and 1996.

----------------------------------------------------------------------------
                                       Annual                      Long Term
                                   Compensation                 Compensation
                            ---------------------------------   ------------
Name and Principal Position
                            Year     Salary   Bonus(1)     Other   # Options
----------------------------------------------------------------------------
Daniel R. Daigneault        1998   $156,000   $ 14,040   $  9,600(2)     -0-
President and CEO           1997   $145,000   $ 13,514   $  9,550(2)  12,000
                            1996   $143,000   $ 15,730   $  7,425      8,000
----------------------------------------------------------------------------
(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officer in the 401-k Plan. In 1998 the Company and The First National Bank of Damariscotta contributed to the First National Bank of Damariscotta Savings and Investment Plan, a matching amount for the salary deferred by Mr. Daigneault equal to 3% of Mr. Daigneault's earnings and a profit-sharing component of 3% of Mr. Daigneault's earnings, which were subject to IRS regulations which limit the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $160,000. These percentages were equivalent to the 401-(k) Plan match and profit sharing contributions made for all eligible employees.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, is paid a director's fee in the amount of $450 for each meeting attended and $150 for each meeting attended of a committee of which the director is a member. The Chairman of the Board is paid an annual fee of $15,000. Certain Board members are also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services from other providers in the area. Fees paid by the Bank to its Directors as a group totaled $62,000 in 1997, but no fees are paid to Directors of the Company, however. President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.

Executive Compensation Committee Report

The Compensation Committee consists of four outside members of the Board of Directors including the Chairman of the Board. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions within the State of Maine, plus a short-term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a portion of employee compensation from base salary to performance based payments. The program, which was developed by Mike Higgins & Associates, Inc., is currently being utilized by over 200 banks and non-banks across the country. In 1998, total cash payout under this Stakeholder Performance Compensation program was 9.30% of the participating employees' base salaries. The cash payout may be deferred to the following calendar year.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 1998 some of the indicators were: loan volume, deposit volume, non-performing loan levels, non-interest income, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of base compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparably sized financial institutions within the State of Maine. The survey was conducted by an independent accounting firm. The committee took into consideration the salary ranges as well as actual salaries paid to Presidents and CEOs of similar banks in establishing the 1998 base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     President Daigneault's base compensation for 1998 was reflective of the Company's overall financial performance in 1997, which, in the opinion of the Compensation Committee, was considered very good. All 1997 goals set for President Daigneault were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Also considered were the actual salaries of CEOs of other financial institutions of similar size and complexity, located within the State of Maine. Taking these various factors into consideration and in recognition of his performance, the committee increased his base salary by $11,000 to $156,000.
     President Daigneault's 1998 bonus compensation was 9.32% of base compensation, paid in accordance with the Company's Stakeholder Performance Compensation program for all employees, which was described previously.
           Compensation Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           Carl S. Poole, Jr.
           Parker L. Spofford

Stock Option Plan

     In addition to the cash compensation, in April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of four outside directors. During 1998, 1997 and 1996, stock options were granted under the 1995 Stock Option Plan, as set forth in the accompanying table.
           1998 Option Committee Members:
           M. Robert Barter
           Malcolm E. Blanchard
           Carl S. Poole, Jr.
           Parker L. Spofford

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 1998, Directors Barter, Blanchard, Poole and Spofford served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan which covers a period of two to ten years.
     The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 1998:

Option Grants During the Year Ended December 31, 1998
-------------------------------------------------------------------------------
                      Number      % of                     Potential realizable
                          of     total                         value at assumed
                  securities   options  Exercise                 rates of stock
                  underlying   granted     price    Expir-         appreciation
                     options in fiscal       per    ation    for option term(1)
                     granted      year  share(2)  date (3)        5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault     -0-      0.0%      n/a       n/a   $    -0-   $    -0-
All other employees    6,000    100.0%    18.25  01/26/08     68,864    163,291
All                    6,000    100.0%    18.25  01/26/08     68,864    163,291
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

     The following table sets forth information with respect to the named executive and all other optionees concerning the exercise of options during 1998 and unexercised options held as of December 31, 1998:

Aggregated Option Exercises in 1998 and December 31, 1998 Option Values
-------------------------------------------------------------------------------
                                     Number of securities              Value of
                                               underlying           unexercised
                                              unexercised          in-the-money
                                                  options               options
                                              at year end           at year end
                                     --------------------   -------------------
           Shares acquired    Value      Exer-    Unexer-      Exer-    Unexer-
               on exercise realized    cisable    cisable    cisable    cisable
-------------------------------------------------------------------------------
Daniel R.
Daigneault            -0-       -0-     24,000     60,000   $384,000 $  901,500
All other
employees             -0-       -0-     24,000     50,000   $370,000 $  640,000

All optionees         -0-       -0-     48,000    110,000   $754,000 $1,541,500
-------------------------------------------------------------------------------

Description of the Company's Benefit Plans

     The Company has reserved 240,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 1998, 127,887 shares had been issued pursuant to these plans, leaving 112,113 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares for the directors' deferral and 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     Shares issued under the employee stock purchase plan prior to September 11, 1998, have been issued pursuant to exemptions from registration under
Section 3(a)(11) and Rule 147 of the Securities Act of 1933. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act of 1933, as amended (the "Securities Act"). The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's Common Stock purchased or acquired under the Plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of service (500 hours during a 12 month period). Eligible employees may contribute to their plan accounts a percentage of their compensation, up to a maximum of 15% annually. The Bank may, by an annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, the Bank may make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $65,000 in matching contributions and $75,000 in profit-sharing contributions to this plan in 1998. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 1998, 45,659 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is based on fair market value as determined by the Plan Committee appointed by the Board of Directors. As of December 31, 1998, 40,581 shares of the Company's stock had been purchased pursuant to the plan.

     On January 15, 1987, the Bank adopted a Compensation Deferral Agreement pursuant to which Directors (other than the Chief Executive Officer) are permitted to defer payment of directors' fees until their retirement from the Board. The Savings and Investment Plan Committee has sole discretion to invest the deferred fees as it sees fit. Two Directors had signed Compensation Deferral Agreements for 1998.
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The projected retirement benefit for President Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The expense for all participants in this supplemental plan was $84,000 in 1998, $36,000 in 1997, and $11,000 in 1996. As of December 31, 1998 and 1997, the accrued liability of this plan was $109,000 and $21,000, respectively.
    On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the Option Plan) for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
Code) to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and the number of shares to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death.
Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted options in any calendar year may generally not exceed $100,000.
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held, provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

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



Insert performance graph from Excel (refer to Form SE filed by registrant)


Performance graph data:
------------------------------------------------------------------------
             1993       1994       1995       1996       1997       1998
------------------------------------------------------------------------
FNLC       100.00     124.63     168.01     213.42     292.23     485.63
NASD Bank  100.00     101.11     146.42     184.71     302.17     266.60
S&P 500    100.00     101.27     138.88     170.38     226.78     291.04
------------------------------------------------------------------------

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock beneficially owned (1) as of December 31, 1998 by each Director (2) and Executive
Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group:

     ---------------------------------------------------
     Name                     Number of          Percent
     of Director                 Shares     Ownership(1)
     -------------------      ---------     ------------
     Bruce A. Bartlett            9,228             .37%
     Malcolm E. Blanchard        30,826            1.25%
     Katherine M. Boyd            9,723             .39%
     Daniel R. Daigneault(3)     36,825            1.49%
     Dana L. Dow                    667             .03%
     Robert B. Gregory           11,070             .45%
     Carl S. Poole, Jr.          86,410            3.49%
     Stuart G. Smith             12,643             .51%
     David B. Soule, Jr.          4,776             .19%
     Bruce B. Tindal                667             .03%
                                -------           ------
                                202,835            8.21%
     Other Executive Officers    41,484            1.68%
                                -------           ------
     Total ownership of all
     Directors and Executive
     Officers as a group(2)     244,319            9.89%
     ---------------------------------------------------

(1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person listed.
     (2) This table does not include 29,359 shares owned by former director M. Robert Barter, who resigned from the Board of Directors in February of 1999.
     (2)Includes exercisable stock options as of December 31, 1998, for Daniel
R. Daigneault of 24,000 shares, and all directors and executive officers as a group of 48,000 shares.

     To the knowledge of the Management of the Company, the following shareholders beneficially owned more than 5% of First National Lincoln Corporation stock as of December 31, 1998.

     -------------------------------------- --------------------------------
     Name & Address of Beneficial Owner              Amount       Percentage
     -------------------------------------    -------------       ----------
     Daniel P. Thompson, Edith I. Thompson   140,804 shares            5.70%
     HC 61 Box 039, New Harbor, ME 04545
     --------------------------------------- -------------------------------

ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their associates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others.
     In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 1998 to the Company's Directors, Executive Officers and their associates was $4,032,000, which constituted 1.93% of the Bank's total loans outstanding at that date.

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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 27 Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title and Date


     Daniel R. Daigneault               President and Director
     Daniel R. Daigneault              (Principal Executive Officer)
                                        March 25, 1999

     F. Stephen Ward                    Treasurer
     F. Stephen Ward                   (Principal Financial Officer,
                                        Principal Accounting Officer)
                                        March 25, 1999

     Robert B. Gregory                  Director and
     Robert B. Gregory                  Chairman of the Board
                                        March 25, 1999

     Bruce A. Bartlett                  Director
     Bruce A. Bartlett                  March 25, 1999

     Malcolm E. Blanchard               Director
     Malcolm E. Blanchard               March 25, 1999

     Katherine M. Boyd                  Director
     Katherine M. Boyd                  March 25, 1999

     Dana L. Dow                        Director
     Dana L. Dow                        March 25, 1999

     Carl S. Poole, Jr.                 Director
     Carl S. Poole, Jr.                 March 25, 1999

     Stuart G. Smith                    Director
     Stuart G. Smith                    March 25, 1999

     David B. Soule, Jr.                Director
     David B. Soule, Jr.                March 25, 1999

     Bruce A. Tindal                    Director
     Bruce A. Tindal                    March 25, 1999