Form 10-Q
period 1999-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 1999-05-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 2-96573
       March 31, 1999


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at March 31, 1999
       Common Stock, Par One Cent                       2,470,157

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            March 31, 1999, March 31, 1998, and December 31, 1998.

          Consolidated Statements of Income -                          3 - 4
            Three months ended March 31, 1999 and March 31, 1998.

          Consolidated Statements of Cash Flows -                      5 - 6
            Nine months ended March 31, 1999 and March 31, 1998.

          Footnotes to Financial Statements -                              7
            Three months ended March 31, 1999 and March 31, 1998.

     Item 2: Management's discussion and analysis of                  8 - 13
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            14

     Item 2: Changes in Securities                                        15

     Item 3: Defaults Upon Senior Securities                              16

     Item 4: Submission of Matters to a Vote of Security Holders          17

     Item 5: Other Information                                            18

     Item 6: Exhibits and reports on Form 8-K.                            19

Signatures                                                                20

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           3/31/99     3/31/98    12/31/98
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                    $ 5,620      $4,652      $6,338
Interest bearing deposits in other banks         0           0           0

Investments:

 Available for sale                         31,145      13,583      18,858

 Held to maturity (market values $39,597
   at 3/31/99, $50,932 at 3/31/98 and
   $40,702 at 12/31/98)                     39,846      50,832      40,484

Loans held for sale                              0           0         209

Loans                                      216,322     192,186     209,224
Less allowance for loan losses               1,822       1,772       1,822

     Net loans                             214,500     190,414     207,402

Accrued interest receivable                  2,006       2,048       1,770
Bank premises and equipment                  5,753       4,797       5,866
Other real estate owned                        398         241         303
Other assets                                 5,421       5,042       5,576

        Total Assets                      $304,689    $271,609    $286,806
























Page1

BALANCE SHEETS CONT.


                                           3/31/99     3/31/98    12/31/98
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $15,125      13,030     $17,649
NOW deposits                                32,169      29,326      33,710
Money market deposits                        7,885       6,970       9,793
Savings deposits                            38,640      34,111      39,226
Certificates of deposit                     76,544      67,899      72,294
Certificates $100M and over                 26,516      18,045      29,131

     Total deposits                       $196,879     169,381    $201,803



Borrowed funds                              76,342      73,539      54,460
Other liabilities                            2,096       1,917       1,767

     Total Liabilities                     275,317     244,837     258,030

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,686       4,655       4,687
Retained earnings                           24,974      21,990      24,218
Net unrealized gains (losses) on available-
   for-sale securities                         (91)        122          63
Treasury stock                                (221)        (20)       (217)

    Total Stockholders' Equity              29,373      26,772      28,776

       Total Liabilities & Stockholders'
            Equity                        $304,689     271,609    $286,806

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                    For the three months ended March 31,
                                                   1999            1998
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 4,379           4,099
     Interest on deposits with other banks            5               5
     Interest and dividends on investments        1,026           1,100

     Total interest income                        5,410           5,204

Interest expense:

     Interest on deposits                         1,774           1,575
     Interest on borrowed funds                     849             963

     Total interest expense                       2,623           2,538

Net interest income                               2,787           2,666

Provision for loan losses                            90              45

     Net interest income after provision
        for loan losses                           2,697           2,621

Other operating income:

     Fiduciary income                               137              91
     Service charges on deposit accounts            149             147
     Net securities gains (losses)                    0             (25)
     Other operating income                         253             202

     Total other operating income                   539             415


Other operating expenses:

     Salaries and employee benefits                 959             893
     Occupancy expense                              119             104
     Furniture and equipment expense                167             155
     Other                                          524             464

     Total other operating expenses               1,769           1,616


Income before income taxes                        1,466           1,420
Applicable income taxes                             438             428

NET INCOME                                       $1,028          $  992

STATEMENTS OF INCOME CONT.



                                                   1999            1998
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                        (233)             29
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                        154             (16)
  Total non-owner changes in equity,
      net of tax                                    (79)             13

INCOME AND NON-OWNER CHANGES IN EQUITY           $  948          $1,005


Earnings per common share:

Basic earnings per share                          $0.42           $0.40
Diluted earnings per share                        $0.40           $0.39
Cash dividends declared per share                 $0.11           $0.07
Weighted average number of shares
   outstanding                                2,470,620       2,479,828

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the three months ended March 31,

                                                          1999          1998
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $1,028           992
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         153           147
      Provision for loan losses                             90            45
      Provision for losses on other real estate owned        0             0
      Loans originated for resale                       (4,909)       (3,361)
      Proceeds from sales and transfers of loans         5,118         3,124
      Net (gain) loss on sale or call of
        securities held for sale                             0            25
      Net (gain) loss on sale of securities
        to be held to maturity                               0             0
      Losses related to other real estate owned             11             0
      Net change in other assets and accrued interest      (81)         (437)
      Net change in other liabilities                      506           563
      Net amortization of premium on investments            15            26

        Net cash provided by operating activities        1,931         1,124

Cash flows from investing activities:
     Proceeds from sales, maturities and calls of
       securities available for sale                       596         5,824
     Proceeds from sales, maturities and calls of
       securities to be held to maturity                 8,620         9,499
     Proceeds from sales of other real estate owned         40             0
     Additional investment in other real estate owned        0             0
     Purchases of securities available for sale        (13,114)       (2,658)
     Purchases of securities to be held to maturity     (8,000)       (8,070)
     Purchase of interest-bearing deposits                   0             0
     Maturities of interest-bearing deposits                 0             0
     Net decrease (increase) in loans                   (7,334)      (10,424)
     Capital expenditures                                  (40)          (72)

          Net cash used in investing activities        (19,232)       (5,901)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (6,559)         (227)
     Net increase (decrease) in certificates of deposit  1,635          (272)
     Net increase (decrease) in other borrowings        21,882         4,502
     Payment to repurchase common stock                    (57)          (20)
     Proceeds from sale of Treasury stock                   53             0
     Net proceeds from stock issuance                        0            60
     Dividends paid                                       (371)         (297)

          Net cash provided by financing activities     16,583         3,746

STATEMENTS OF CASH FLOWS CONT.



                                                          1999          1998
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                       (718)       (1,031)
Cash and cash equivalents at beginning
   of period                                             6,338         5,683

 Cash and cash equivalents at end of
    period                                             $ 5,620        $4,652



Interest paid                                           $2,623        $2,477
Income taxes paid                                            0             0

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        146            56
    Loans held for sale transferred to loan portfolio        0           100
    Net change in unrealized gain (loss) on
        available for sale securities                     (234)           29

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

Item 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the three months ended March 31, 1999 was $1,028,000, an increase of 3.6% over 1998's net income of $992,000.

     Earnings growth for the first three months of 1999 has been at a lower rate than in the past three years due to several factors. The Bank's operating expenses have increased as a result of opening two new branches in Rockport, Maine and Camden, Maine. At the same time, the Bank's operating margins have been compressed as a result of increased competition and the current interest rate environment with a yield curve that has been ralatively flat. It is Management's opinion that neither of these factors will have a significant negative impact on the long-term operating results of the Company.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1999 was $2,786,000, a 4.5% increase over 1998's net interest income of $2,666,000. Total interest income of $5,410,000 is a 3.9% increase over 1998's total interest income of $5,204,000. Total interest expense of $2,623,000 is a 3.3% increase over 1998's total interest expense of $2,538,000.

PROVISION FOR LOAN LOSSES

     A $90,000 provision to the allowance for loan losses was made during the first three months of 1999. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $526,000 at March 31, 1999. The portion of the allowance for loan losses allocated to impaired loans at March 31, 1999 was $260,000.

NON-INTEREST INCOME

     Non-interest income was $539,000 for the three months ended March 31, 1999. This is an increase of 29.8% from 1998's non-interest income of $415,000, and was due to strong mortgage origination and merchant credit card income, as well as fiduciary income.


NON-INTEREST EXPENSE

     Non-interest expense of $1,769,000 for the three months ended March 31, 1999 is an increase of 9.5% from 1998's non-interest expense of $1,616,000. This increase has been primarily due to the Bank's increased number of offices noted above.

INCOME TAXES

     Income taxes on operating earnings increased to $438,000 for the first three months of 1998 from $428,000 for the same period a year ago. Due to the Company's increased holdings of tax-exempt securities, the increase in income taxes was very small.

MANAGEMENT'S DISCUSSION CONT.

DEPOSITS AND BORROWED FUNDS

     Deposits as of March 31, 1999 decreased by 2.4% or $4.9 million from December 31, 1998. Demand deposits decreased by 14.3% or $2.5 million, NOW accounts decreased by 4.6% or $1.5 million, savings deposits decreased by 1.5% or $0.6 million, money market deposits decreased by 19.5% or $1.9 million and certificates of deposit increased by 1.6% or $1.6 million. These decreases are normal for the seasonal deposit flow that Management anticipates in the first quarter of the year.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Due to strong asset growth, total borrowed funds increased by 40.2% or $21.9 million from December 31, 1998.

STOCKHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Stockholders' investment as of March 31, 1999 was $29,373,000 compared to $26,772,000 for the same period in 1998. The reason for this increase was the strong earnings performance in the preceeding 12 months.

     During 1998, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 10 cents per share. In addition, a special cash dividend of 5 cents per share was declared in the fourth quarter of 1998. In 1999, a cash dividend of 11 cents per share was declared in the first quarter.

     Leverage capital ratios for the Company were 9.64% and 9.86%, respectively, at March 31, 1999 and March 31, 1998. The Bank had a tier one risk-based capital ratio of 14.00% and tier two risk-based capital ratio of 15.00% at March 31, 1999, compared to 14.50% and 15.51%, respectively, at March 31, 1998. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities.

LIQUIDITY MANAGEMENT

     As of March 31, 1999 the Bank had primary sources of liquidity of $63.0 million, or 20.8% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

     The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

INVESTMENTS

As of March 31, 1999 stockholders' equity was decreased by $91,000 due to a net unrealized loss in the available-for-sale portfolio.

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

     At March 31, 1999 and 1998, loans on a non-accrual status totaled $939,000 and $448,000, respectively. In addition to loans on a non-accrual status at March 31, 1999 and 1998, loans past due greater than 90 days totaled $286,000 and $271,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. Management has not determined the impact of SFAS No. 133 on the financial statements.

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

MANAGEMENT'S DISCUSSION CONT.

From this evaluation, the scope of the Year 2000 remediation project was developed and target dates were set for any necessary systems changes. A test plan was also developed for the testing of all mission-critical systems. The assessment phase of the project was complete in the first quarter of 1998.
     The major project in the remediation phase was the acquisition of a new core banking system which became operational in the third quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which Management believes will enhance customer service. In addition, several stand-alone hardware and software systems have been upgraded or replaced.
     At March 31, 1999, the Company was, in Management's opinion, on track with its timelines for completion of its Year 2000 plan. At that point virtually all hardware and software changes required in the remediation phase were complete and operational, and the testing required in the validation phase of the plan was substantially complete. Only one third-party interface remained to be tested, which is expected by be complete in the second quarter of 1999.
     The estimated cost to address Year 2000 issues is approximately $1 million. This includes $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. The purchase of new hardware and personal computers, although required for operation of the new core banking system, is part of the Bank's planned upgrade of computers. The phone system is a more modern system that is being installed irrespective of Year 2000 issues, but has been certified by the vendor as Year 2000 compliant. Almost all of these expenditures have been incurred and will be amortized over a three-to-five year period.
     In addition to hardware and software, the above-mentioned estimated total cost includes a human-resources allocation of $300,000 which has been or will be expensed as incurred. Of this, it is estimated that only $25,000 will be an incremental expense, which will include summer college students, overtime for existing personnel, and outside support. The remaining $275,000 is an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan.
     Externally, both business relationships and significant counterparties have been evaluated for their state of Year 2000 preparedness. The Company has verified that all key vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.
     At this time, it is Management's opinion that the Company's major Year 2000 risks are primarily related to key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies -- the Federal Reserve Bank and the Federal Home Loan Bank -- upon which the Company is dependent for liquidity and funds transfer needs. The Company has begun and will continue to closely monitor the Year 2000 preparation and readiness of both agencies.
     The Company has developed contingency plans for all mission critical systems. These plans include identification of alternative resources and/or vendors as well as specific trigger dates for action and implementation. Since the Company's primary business is providing traditional banking services, the creation of additional liquidity capacity to meet the potential needs of its customers and communities is a key part of contingency planning. A separate liquidity contingency plan will be finalized by the end of the second quarter of 1999.

MANAGEMENT'S DISCUSSION CONT.

     With Year 2000 assessment, remediation and validation now nearly complete, in Management's opinion the worst-case scenario the Company envisions involves electric power and telecommunication interruptions. For electric power, the Company is currently installing a back-up generator for its operations facility. While no formal plans are in place to address telecommunication disruptions, in Management's opinion this is not a significant issue due to the general state of preparedness of the telecommunications industry.

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


     None.

ITEM 5:     Other Information


None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the registrant's first three months ended March 31, 1999 the registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 14, 1999                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 14, 1999                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer