Form 10-Q
period 1999-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1999-08-13
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
       June 30, 1999


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at June 30, 1999
       Common Stock, Par One Cent                       2,406,786

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
          Consolidated Balance Sheets -                                1 - 2
            June 30, 1999, June 30, 1998, and December 31, 1998.

          Consolidated Statements of Income -                          3 - 4
            For the six months ended June 30, 1999 and June 30, 1998.

          Consolidated Statements of Income -                          5 - 6
            For the quarters ended June 30, 1999 and June 30, 1998.

          Consolidated Statements of Cash Flows -                      7 - 8
            For the six months ended June 30, 1999 and June 30, 1998.

          Footnotes to Financial Statements -                              9
            Three months ended June 30, 1999 and June 30, 1998.

     Item 2: Management's discussion and analysis of                 10 - 15
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            16

     Item 2: Changes in Securities                                        17

     Item 3: Defaults Upon Senior Securities                              18

     Item 4: Submission of Matters to a Vote of Security Holders          19

     Item 5: Other Information                                            22

     Item 6: Exhibits and reports on Form 8-K.                            23

Signatures                                                                24

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           6/30/99     6/30/98    12/31/98
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                    $ 6,548      $6,494      $6,338
Interest bearing deposits in other banks         0           0           0

Investments:

 Available for sale                         35,864      14,686      18,858

 Held to maturity (market values $46,773
   at 6/30/99, $50,024 at 6/30/98 and
   $40,702 at 12/31/98)                     48,061      49,980      40,484

Loans held for sale (market value $209
   At 12/31/98                                   0           0         209

Loans                                      225,699     203,245     209,224
Less allowance for loan losses               2,043       1,712       1,822

     Net loans                             223,656     201,533     207,402

Accrued interest receivable                  2,557       2,180       1,770
Bank premises and equipment                  5,650       4,644       5,866
Other real estate owned                        231         329         303
Other assets                                 5,586       5,937       5,576

        Total Assets                      $328,153    $285,783    $286,806























Page1

BALANCE SHEETS CONT.


                                           6/30/99     6/30/98    12/31/98
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $16,353      14,766     $17,649
NOW deposits                                32,921      29,261      33,710
Money market deposits                        7,996       9,974       9,793
Savings deposits                            39,570      35,382      39,226
Certificates of deposit                     77,182      72,425      72,294
Certificates $100M and over                 27,764      19,752      29,131

     Total deposits                       $201,786     181,560    $201,803



Borrowed funds                              96,520      75,052      54,460
Other liabilities                            1,535       1,676       1,767

     Total Liabilities                     299,841     258,288     258,030

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,686       4,686       4,687
Retained earnings                           25,791      22,793      24,218
Net unrealized gains (losses) on available-
   for-sale securities                        (667)        110          63
Treasury stock                              (1,523)       (119)       (217)

    Total Stockholders' Equity              28,312      27,495      28,776

       Total Liabilities & Stockholders'
            Equity                        $328,153     285,783    $286,806

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                       For the six months ended June 30,
                                                   1999            1998
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 8,909           8,372
     Interest on deposits with other banks           11              10
     Interest and dividends on investments        2,282           2,145

     Total interest income                       11,202          10,527

Interest expense:

     Interest on deposits                         3,570           3,191
     Interest on borrowed funds                   1,930           2,000

     Total interest expense                       5,500           5,191

Net interest income                               5,702           5,336

Provision for loan losses                           375             105

     Net interest income after provision
        for loan losses                           5,327           5,231

Other operating income:

     Fiduciary income                               270             188
     Service charges on deposit accounts            327             301
     Net securities gains (losses)                    0             (25)
     Other operating income                         722             416

     Total other operating income                 1,319             880


Other operating expenses:

     Salaries and employee benefits               1,912           1,799
     Occupancy expense                              231             214
     Furniture and equipment expense                348             311
     Other                                        1,117             939

     Total other operating expenses               3,608           3,263


Income before income taxes                        3,038           2,848
Applicable income taxes                             904             856

NET INCOME                                       $2,134          $1,992

STATEMENTS OF INCOME CONT.



                                                   1999            1998
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                        (730)             17
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                          0             (17)
  Total non-owner changes in equity,
      net of tax                                   (730)              0

INCOME AND NON-OWNER CHANGES IN EQUITY           $1,404          $1,992


Earnings per common share:

Basic earnings per share                          $0.87           $0.80
Diluted earnings per share                        $0.83           $0.78
Cash dividends declared per share                 $0.23           $0.15
Weighted average number of shares
   outstanding                                2,462,502       2,478,999

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                         For the quarters ended June 30,
                                                   1999            1998
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 4,530           4,273
     Interest on deposits with other banks            6               5
     Interest and dividends on investments        1,256           1,045

     Total interest income                        5,792           5,323

Interest expense:

     Interest on deposits                         1,795           1,616
     Interest on borrowed funds                   1,081           1,037

     Total interest expense                       2,876           2,653

Net interest income                               2,916           2,670

Provision for loan losses                           285              60

     Net interest income after provision
        for loan losses                           2,631           2,610

Other operating income:

     Fiduciary income                               132              97
     Service charges on deposit accounts            179             154
     Net securities gains (losses)                    0               0
     Other operating income                         469             214

     Total other operating income                   780             465


Other operating expenses:

     Salaries and employee benefits                 953             906
     Occupancy expense                              112             110
     Furniture and equipment expense                182             156
     Other                                          593             475

     Total other operating expenses               1,840           1,647


Income before income taxes                        1,571           1,428
Applicable income taxes                             465             428

NET INCOME                                       $1,106          $1,000

STATEMENTS OF INCOME CONT.



                                                   1999            1998
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                        (576)            (12)
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                          0               0
  Total non-owner changes in equity,
      net of tax                                   (576)            (12)

INCOME AND NON-OWNER CHANGES IN EQUITY             $530            $988


Earnings per common share:

Basic earnings per share                          $0.45           $0.40
Diluted earnings per share                        $0.44           $0.39
Cash dividends declared per share                 $0.12           $0.08
Weighted average number of shares
   outstanding                                2,434,821       2,479,362

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the six months ended June 30,

                                                          1999          1998
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $2,134         1,992
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         262           293
      Provision for loan losses                            375           105
      Provision for losses on other real estate owned        0             0
      Loans originated for resale                       (7,267)       (8,714)
      Proceeds from sales and transfers of loans         7,476         8,814
      Net (gain) loss on sale or call of
        securities held for sale                             0            25
      Net (gain) loss on sale of securities
        to be held to maturity                               0             0
      Losses related to other real estate owned              6             0
      Net change in other assets and accrued interest     (797)       (1,131)
      Net change in other liabilities                      226           189
      Net amortization of premium on investments            11            75

        Net cash provided by operating activities        2,426         1,648

Cash flows from investing activities:
     Proceeds from sales, maturities and calls of
       securities available for sale                     2,307         6,515
     Proceeds from sales, maturities and calls of
       securities to be held to maturity                10,400        14,804
     Proceeds from sales of other real estate owned        212             0
     Additional investment in other real estate owned        0             0
     Purchases of securities available for sale        (20,408)       (4,747)
     Purchases of securities to be held to maturity    (18,000)      (12,566)
     Purchase of interest-bearing deposits                   0             0
     Maturities of interest-bearing deposits                 0             0
     Net decrease (increase) in loans                  (16,775)      (22,073)
     Capital expenditures                                  (46)          (66)

          Net cash used in investing activities        (42,310)      (18,133)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (3,538)        5,719
     Net increase (decrease) in certificates of deposit  3,521         5,961
     Net increase (decrease) in other borrowings        42,060         6,015
     Payment to repurchase common stock                 (1,396)         (139)
     Proceeds from sale of Treasury stock                   89            20
     Net proceeds from stock issuance                        0            91
     Dividends paid                                       (642)         (371)

          Net cash provided by financing activities     40,094        17,296

STATEMENTS OF CASH FLOWS CONT.



                                                          1999          1998
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                        210           811
Cash and cash equivalents at beginning
   of period                                             6,338         5,683

 Cash and cash equivalents at end of
    period                                             $ 6,548        $6,484



Interest paid                                           $5,499        $5,191
Income taxes paid                                          871           877

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        146           145
    Net change in unrealized gain (loss) on
        available for sale securities                   (1,107)           17

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

EARNINGS SUMMARY

     Net income for the six months ended June 30, 1999 was $2,134,000, an increase of 7.1% over 1998's net income of $1,922,000. Net income for the quarter ended June 30, 1999 was $1,106,000. This is a 10.6% increase over 1998's net income of $1,000,000.

     Earnings growth for the first six months of 1999 has been at a higher rate than in 1998 due to several factors. Net interest income has benefited from strong growth in both the loan and investment portfolios as well as from the current interest rate environment with a yield curve that has been steepened. At the same time, the increased operating expense base that resulted from opening two new branches in Rockport, Maine and Camden, Maine has been fully absorbed.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1999 was $5,702,000, a 6.9% increase over 1998's net interest income of $5,336,000. Total interest income of $11,202,000 is a 6.4% increase over 1998's total interest income of $10,527,000. Total interest expense of $5,500,000 is a 6.0% increase over 1998's total interest expense of $5,191,000.

     Net interest income for the quarter ended June 30, 1999 was $2,916,000. This is a 9.2% increase over 1998's net interest income of $2,670,000. Total interest income was $5,792,000, an 8.8% increase over 1998's total interest income of $5,323,000. Total interest expense of $2,876,000 is an 8.4% increase over 1998's total interest expense of $2,653,000.

PROVISION FOR LOAN LOSSES

     A $375,000 provision to the allowance for loan losses was made during the first six months of 1999. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. In addition to a planned provision to the allowance for loan losses of $105,000 in the second quarter of 1999, the Bank made an additional provision of $180,000. This additional provision was due to unexpected and rapid deterioration in the quality of one commercial credit relationship. In Management's opinion, this was an isolated circumstance and is not indicative of a general decline in the credit quality of the entire loan portfolio.

     Loans considered to be impaired according to SFAS 114/118 totaled $843,000 at June 30, 1999. The portion of the allowance for loan losses allocated to impaired loans at June 30, 1999 was $446,000.

NON-INTEREST INCOME

     Non-interest income was $1,319,000 for the six months ended June 30, 1999. This is an increase of 49.9% from 1998's non-interest income of $880,000, due to strong mortgage origination and merchant credit card income. Non-interest income for the quarter ended June 30, 1999 was $780,000, a 67.7% increase over the same period a year ago.
     In the second quarter of 1999, the Company adopted FAS 125 which governs the accounting treatment for mortgage servicing rights. As a result of this action, the Company recognized a net one-time gain of $189,000, before taxes. A 20% valuation allowance was also established to compensate for unexpected mortgage prepayments.

MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

     Non-interest expense of $3,608,000 for the six months ended June 30, 1999 is an increase of 10.6% from 1998's non-interest expense of $3,263,000. Non-interest expense for the quarter ended June 30, 1999 was $1,840,000, an 11.7% increase over the same period a year ago.

INCOME TAXES

     Income taxes on operating earnings increased to $904,000 for the first six months of 1999 from $856,000 for the same period a year ago. The level of income taxes increase slightly as a result of the Company's higher net income.

ASSETS

     Investments as of June 30, 1999 were $24.6 million or 41.4% above December 31, 1998. Additions to the investment portfolio were made as a result of favorable investment opportunities and a positively sloped yield curve. Loans as of June 30, 1999, totaled $16.5 million or 7.9% above December 31, 1998. Loan growth was seen in all categories, with the largest growth coming in commercial and mortgage loans. Total assets as of June 30, 1999 were $328.2 million, an increase of $41.3 million or 14.4% over December 31, 1998.

LIABILITIES

     Deposits as of June 30, 1999 were $17,000 below December 31, 1999. Demand deposits decreased by 7.3% or $1.3 million, NOW accounts decreased by 2.3% or $0.8 million, savings deposits decreased by 0.9% or $0.3 million, money market deposits decreased by 18.3% or $1.8 million and certificates of deposit increased by 3.5% or $3.5 million. These variances are normal for the seasonal deposit flow that Management anticipates in the first half of the year.

     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Due to strong asset growth, total borrowed funds increased by 77.2% or $42.1 million from December 31, 1998.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of June 30, 1999 was $28,312,000 compared to $27,495,000 at June 30, 1998. While the Company has had strong earnings performance in the 12-month period, it repurchased common shares which reduced shareholder's equity. The Company has increased its dividend by 1 cent each quarter during the past four quarters, with a dividend of 12 cents per share declared in the second quarter of 1999. In addition, a special cash dividend of 5 cents per share was declared in the fourth quarter of 1998.

     Leverage capital ratios for the Company were 9.14% and 9.62%, respectively, at June 30, 1999 and June 30, 1998. This decline was due to repurchase of shares into treasury. The Bank had a tier one risk-based capital ratio of 14.15% and tier two risk-based capital ratio of 15.15% at June 30, 1999, compared to 14.23% and 15.16%, respectively, at June 30, 1998. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities. As of June 30, 1999 stockholders' equity was decreased by $667,000 due to a net unrealized loss in the available-for-sale portfolio.

MANAGEMENT'S DISCUSSION CONT.

LIQUIDITY MANAGEMENT

     As of June 30, 1999 the Bank had primary sources of liquidity of $55.8 million, or 17.1% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.

     The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LOAN POLICIES

     Real estate values:

A. Residential properties. We loan up to 80% of the appraised value of properties without mortgage insurance and up to 95% of the appraised value of properties with mortgage insurance. No further appraisals are done as long as the payment history remains satisfactory. If a loan becomes delinquent, a review might be done of the loan. When a loan becomes 90 or more days past due, an in-depth review is made of the loan and a determination made as to whether or not a reappraisal is required.

B. Land only properties. We do not have many of these but we do loan up to 65% of the appraised value of the property. They are handled the same way as above from booking date on.

C. Commercial properties. We loan up to 75% of the appraised value and, once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc. A certified or licensed appraiser is used for all appraisals.

     At June 30, 1999 and 1998, loans on a non-accrual status totaled $1,247,000 and $636,000, respectively. In addition to loans on a non-accrual status at June 30, 1999 and 1998, loans past due greater than 90 days totaled $255,000 and $204,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

MANAGEMENT'S DISCUSSION CONT.

YEAR 2000 READINESS

With the year 2000 approaching, all businesses and governments are facing the challenge of assessing and preparing their computer systems to handle dates beyond 1999. First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, have taken steps to address the many issues related to the transition to the next century. The Bank's actions with regard to Year 2000 compliance have been reviewed by the Board of Directors, its internal audit department, and its Federal Regulators.
     The awareness phase of the Company's Year 2000 readiness began with the creation of a Year 2000 Task Force, overseen by the Board of Directors, which includes top management and staff from each division. It has been working since the summer of 1997 towards full Year 2000 compliance.
     From this, the Company began its assessment phase, during which a Year 2000 Plan was formulated to direct and coordinate activities related to Year 2000 preparedness. Development of this plan began with an examination of all internal systems and identification of those which are considered "mission-critical" and requiring the highest priority in evaluation and remediation. This process included not only computer hardware and software, but also non-information-technology systems, such as alarms and heating control systems. From this evaluation, the scope of the Year 2000 remediation project was developed and target dates were set for any necessary systems changes. A test plan was also developed for the testing of all mission-critical systems. The assessment phase of the project was complete in the first quarter of 1998.
     The major project in the remediation phase was the acquisition of a new core banking system which became operational in the third quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which Management believes will enhance customer service. In addition, several stand-alone hardware and software systems have been upgraded or replaced.
     At June 30, 1999, the Company had, in Management's opinion, completed all phases of its Year 2000 plan. At that point all hardware and software changes required in the remediation phase were complete and operational, and the testing required in the validation phase of the plan was complete. The Bank also has received a "satisfactory" rating from its primary regulator.
     The estimated cost to address Year 2000 issues was approximately $1 million. This includes $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. The purchase of new hardware and personal computers, although required for operation of the new core banking system, is part of the Bank's planned upgrade of computers. The phone system is a more modern system that is being installed irrespective of Year 2000 issues, but has been certified by the vendor as Year 2000 compliant. All of these expenditures have been incurred and will be amortized over a three-to-five year period.
     In addition to hardware and software, the above-mentioned estimated total cost includes a human-resources allocation of $300,000 which has been or will be expensed as incurred. Of this, it is estimated that only $25,000 was an incremental expense, which included summer college students, overtime for existing personnel, and outside support. The remaining $275,000 was an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan.

MANAGEMENT'S DISCUSSION CONT.

     Externally, both business relationships and significant counterparties have been evaluated for their state of Year 2000 preparedness. The Company has verified that all key vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.
     At this time, it is Management's opinion that the Company's major Year 2000 risks are primarily related to key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies -- the Federal Reserve Bank and the Federal Home Loan Bank -- upon which the Company is dependent for liquidity and funds transfer needs. The Company continues to closely monitor the Year 2000 preparation and readiness of both agencies.
     The Company has developed contingency plans for all mission critical systems. Since the Company's primary business is providing traditional banking services, the creation of additional liquidity capacity to meet the potential needs of its customers and communities is a key part of contingency planning. A separate liquidity contingency plan was finalized during the second quarter of 1999.
     With Year 2000 assessment, remediation and validation now complete, in Management's opinion the worst-case scenario the Company envisions involves electric power and telecommunication interruptions. For electric power, the Company is currently installing a back-up generator for its operations facility. While no formal plans are in place to address telecommunication disruptions, in Management's opinion this is not a significant issue due to the general state of preparedness of the telecommunications industry.

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

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 27, 1999, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 9, 1999 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,470,157 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at ten.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten.
     The results of the shareholder voting had 2,116,247 shares in favor, 4,660 shares against, 3,336 shares withheld voting, and 345,914 shares not voting.

PROPOSAL 2:  Election of Directors

     The following were nominees for three-year terms as Director:

     Katherine M. Boyd has been a Director of the Company since 1993. A resident of Boothbay Harbor, she owns Boothbay Region Greenhouses with her husband. Ms. Boyd serves on the Boothbay Region YMCA Camp Committee and is Secretary for the local chapter of AFS. Ms. Boyd previously served as trustee of the YMCA, and past chairperson of the YMCA Annual Fund Drive.

     Carl S. Poole has been a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

     David B. Soule, Jr. has been a Director of the Company and the Bank since June, 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He spent two terms in the Maine House of Representatives and is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County.

     Bruce B. Tindal was elected as a Director of the Company and the Bank in January 1999. Mr. Tindal formed and is co-owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee at St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development Corp. Mr. Tindal is also a member of the National Association of REALTORS.

VOTE OF SECURITY HOLDERS, Cont.

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

     Robert B. Gregory has been a Director of the Company and the Bank since September, 1987. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1984 in Damariscotta, Maine. Mr. Gregory is a member of several legal societies and associations.

     Dana L. Dow was elected as a Director of the Company and the Bank in January 1999. Mr. Dow is President of Dow Furniture, Inc., which he purchased from his father in 1977. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.

     The following Directors' terms will expire in 2001:

     Bruce A. Bartlett has been a Director of the Company since its organization in 1985. Mr. Bartlett served as President and Chief Executive Officer of the Company until his retirement on April 26, 1994 and as President and Chief Executive Officer of the Bank until his retirement on March 7, 1994. He has served as a Director of the Bank since 1981.

     Malcolm E. Blanchard has been a Director of the Company since its organization in 1985, has served as a Director of the Bank since 1976, and is Chairman of the Executive Committee of the Bank. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.

     Stuart G. Smith has been a Director of the Company and the Bank since July 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport, and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is Chairman of the Five Town CSD School Board.


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

     The results of the shareholder voting had 2,122,643 shares in favor, 1,600 withheld voting, and 345,914 shares not voting.

VOTE OF SECURITY HOLDERS, Cont.


PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 1998. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 1999. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

     The results of the shareholder voting had 2,124,047 shares in favor, 196 withheld voting, and 345,914 not voting.

ITEM 5:     Other Information


None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     During the three months ended June 30, 1999 the registrant filed one report on Form 8-K. This filing was made on April 16, 1999 in conjunction with the Company's public announcement that the Board of Directors had voted to file an application with the NASDAQ Stock Market, Inc., to list the shares of the Company's common stock on the NASDAQ National Market. It noted that the Company will also file a revised registration statement with the Securities and Exchange Commission after NASDAQ has acted on the Company's application for listing. No financial statement were filed with this report.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



July 13, 1999                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



July 13, 1999                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer