Form 10-Q
period 1999-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 1999-11-15
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      September 30, 1999


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at September 30, 1999
       Common Stock, Par One Cent                       2,405,840

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                     Page No.

     Item 1: Financial Statements
         Consolidated Balance Sheets -                                 1 - 2
            September 30, 1999, September 30, 1998, and December 31, 1998.

         Consolidated Statements of Income -                           3 - 4
           For the nine months ended September 30, 1999 and September 30, 1998.

         Consolidated Statements of Income -                           5 - 6
           For the quarters ended September 30, 1999 and September 30, 1998.

         Consolidated Statements of Cash Flows -                       7 - 8
           For the nine months ended September 30, 1999 and September 30, 1998.

         Footnotes to Financial Statements -                               9
           Three months ended September 30, 1999 and September 30, 1998.

     Item 2: Management's discussion and analysis of                 10 - 15
             financial condition and results of operations.


PART II     Other Information

     Item 1: Legal Proceedings                                            16

     Item 2: Changes in Securities                                        17

     Item 3: Defaults Upon Senior Securities                              18

     Item 4: Submission of Matters to a Vote of Security Holders          19

     Item 5: Other Information                                            20

     Item 6: Exhibits and reports on Form 8-K.                            21

Signatures                                                                22

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           9/30/99     9/30/98    12/31/98
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                    $ 6,379     $10,091      $6,338
Interest bearing deposits in other banks         0           0           0

Investments:

 Available for sale                         35,325      13,876      18,858

 Held to maturity (market values $45,032
   at 9/30/99, $47,145 at 9/30/98 and
   $40,702 at 12/31/98)                     46,885      46,722      40,484

Loans held for sale (market value $209
   At 12/31/98                                   0           0         209

Loans                                      229,057     207,231     209,224
Less allowance for loan losses               2,054       1,792       1,822

     Net loans                             227,003     205,439     207,402

Accrued interest receivable                  2,301       1,898       1,770
Bank premises and equipment                  5,524       4,869       5,866
Other real estate owned                        191         339         303
Other assets                                 5,575       6,071       5,576

        Total Assets                      $329,183    $289,305    $286,806























Page1

BALANCE SHEETS CONT.


                                           9/30/99     9/30/98    12/31/98
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Stockholders' Equity

Demand deposits                            $19,775      17,959     $17,649
NOW deposits                                37,320      31,635      33,710
Money market deposits                       10,740       7,714       9,793
Savings deposits                            42,320      38,157      39,226
Certificates of deposit                     75,002      70,429      72,294
Certificates $100M and over                 25,792      30,480      29,131

     Total deposits                       $210,949     196,374    $201,803



Borrowed funds                              87,597      62,996      54,460
Other liabilities                            1,695       1,632       1,767

     Total Liabilities                     300,241     261,002     258,030

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,686       4,686       4,687
Retained earnings                           26,650      23,604      24,218
Net unrealized gains (losses) on available-
   for-sale securities                        (874)         99          63
Treasury stock                              (1,545)       (111)       (217)

    Total Stockholders' Equity              28,942      28,303      28,776

       Total Liabilities & Stockholders'
            Equity                        $329,183     289,305    $286,806

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                      For the nine months ended September 30,
                                                   1999            1998
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $13,642          12,858
     Interest on deposits with other banks           17              24
     Interest and dividends on investments        3,628           3,097

     Total interest income                       17,287          15,979

Interest expense:

     Interest on deposits                         5,388           5,012
     Interest on borrowed funds                   3,121           2,856

     Total interest expense                       8,509           7,868

Net interest income                               8,778           8,111

Provision for loan losses                           495             275

     Net interest income after provision
        for loan losses                           8,283           7,836

Other operating income:

     Fiduciary income                               400             301
     Service charges on deposit accounts            500             464
     Net securities gains (losses)                    0             (21)
     Other operating income                       1,232             899

     Total other operating income                 2,132           1,643


Other operating expenses:

     Salaries and employee benefits               2,917           2,774
     Occupancy expense                              348             329
     Furniture and equipment expense                526             436
     Other                                        1,925           1,624

     Total other operating expenses               5,716           5,163


Income before income taxes                        4,699           4,316
Applicable income taxes                           1,393           1,293

NET INCOME                                       $3,306          $3,023

STATEMENTS OF INCOME CONT.



                                                   1999            1998
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                        (937)              6
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                          0             (14)
  Total non-owner changes in equity,
      net of tax                                   (937)             (8)

INCOME AND NON-OWNER CHANGES IN EQUITY           $2,369          $3,015


Earnings per common share:

Basic earnings per share                          $1.35           $1.22
Diluted earnings per share                        $1.30           $1.17
Cash dividends declared per share                 $0.36           $0.24
Weighted average number of shares
   outstanding                                2,451,199       2,478,642

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                         For the quarters ended September 30,
                                                   1999            1998
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 4,734           4,486
     Interest on deposits with other banks            6              14
     Interest and dividends on investments        1,347             952

     Total interest income                        6,087           5,452

Interest expense:

     Interest on deposits                         1,818           1,821
     Interest on borrowed funds                   1,191             856

     Total interest expense                       3,009           2,677

Net interest income                               3,078           2,775

Provision for loan losses                           120             170

     Net interest income after provision
        for loan losses                           2,958           2,605

Other operating income:

     Fiduciary income                               130             113
     Service charges on deposit accounts            172             163
     Net securities gains (losses)                    0               4
     Other operating income                         510             483

     Total other operating income                   812             763


Other operating expenses:

     Salaries and employee benefits               1,005             975
     Occupancy expense                              118             115
     Furniture and equipment expense                177             125
     Other                                          808             685

     Total other operating expenses               2,108           1,900


Income before income taxes                        1,662           1,468
Applicable income taxes                             490             437

NET INCOME                                       $1,172          $1,031

STATEMENTS OF INCOME CONT.



                                                   1999            1998
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                        (207)            (12)
  Less: reclassification adjustment
      for accumulated gains (losses)
      included in net-income                          0               3
  Total non-owner changes in equity,
      net of tax                                   (207)             (9)

INCOME AND NON-OWNER CHANGES IN EQUITY             $965          $1,022


Earnings per common share:

Basic earnings per share                          $0.49           $0.42
Diluted earnings per share                        $0.47           $0.40
Cash dividends declared per share                 $0.13           $0.09
Weighted average number of shares
   outstanding                                2,405,080       2,477,530

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the nine months ended September 30,

                                                          1999          1998
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $3,306         3,023
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                         402           407
      Provision for loan losses                            495           275
      Provision for losses on other real estate owned       10             0
      Loans originated for resale                       (7,463)      (11,719)
      Proceeds from sales and transfers of loans         7,672        11,819
      Net (gain) loss on sale or call of
        securities held for sale                             0            21
      Net (gain) loss on sale of securities
        to be held to maturity                               0             0
      Losses related to other real estate owned             10             0
      Net change in other assets and accrued interest     (530)         (983)
      Net change in other liabilities                      469           145
      Net amortization of premium on investments            (5)          235

        Net cash provided by operating activities        4,366         3,223

Cash flows from investing activities:
     Proceeds from sales, maturities and calls of
       securities available for sale                     2,596         7,396
     Proceeds from sales, maturities and calls of
       securities to be held to maturity                11,579        23,212
     Proceeds from sales of other real estate owned        239             0
     Additional investment in other real estate owned        0             0
     Purchases of securities available for sale        (20,458)       (4,918)
     Purchases of securities to be held to maturity    (18,000)      (17,783)
     Purchase of interest-bearing deposits                   0             0
     Maturities of interest-bearing deposits                 0             0
     Net decrease (increase) in loans                  (20,243)      (26,159)
     Capital expenditures                                  (60)         (405)

          Net cash used in investing activities        (44,347)      (18,657)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts         9,777        11,801
     Net increase (decrease) in certificates of deposit   (631)       14,693
     Net increase (decrease) in other borrowings        33,137        (6,041)
     Payment to repurchase common stock                 (1,444)         (191)
     Proceeds from sale of Treasury stock                  115            76
     Net proceeds from stock issuance                        0            95
     Dividends paid                                       (932)         (591)

          Net cash provided by financing activities     40,022        19,842

STATEMENTS OF CASH FLOWS CONT.



                                                          1999          1998
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                         41         4,408
Cash and cash equivalents at beginning
   of period                                             6,338         5,683

 Cash and cash equivalents at end of
    period                                             $ 6,379       $10,091



Interest paid                                           $8,509        $7,868
Income taxes paid                                        1,450         1,341

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        147           155
    Net change in unrealized gain (loss) on
        available for sale securities                   (1,420)           16

FOOTNOTES TO FINANCIAL STATEMENTS



1. The quarterly financial statements in the opinion of Management fairly represent all adjustments made to reflect the current financial condition of the Company for this interim period just ended. All such adjustments were of a normal recurring nature.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the nine months ended September 30, 1999 was $3,306,000, an increase of 9.4% over 1998's net income of $3,023,000. Net income for the quarter ended September 30, 1999 was $1,172,000. This is a 13.7% increase over 1998's net income of $1,031,000. Net income for both year-to-date and the third quarter set new earnings records for the Company.
     Earnings growth for the first nine months of 1999 has been at a higher rate than in 1998 due to several factors. Net interest income has benefited from strong growth in both the loan and investment portfolios as well as from the current interest rate environment with a yield curve that has steepened. At the same time, operating expenses are increasing at a lower rate since the increased costs from new offices opened in 1997 and 1998 have been absorbed.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1999 was $8,778,000, an 8.2% increase over 1998's net interest income of $8,111,000. Total interest income of $17,287,000 is an 8.2% increase over 1998's total interest income of $15,979,000. Total interest expense of $8,509,000 is a 8.1% increase over 1998's total interest expense of $7,868,000.
     Net interest income for the quarter ended September 30, 1999 was $3,078,000. This is a 10.9% increase over 1998's net interest income of $2,775,000. Total interest income was $6,087,000, an 11.6% increase over 1998's total interest income of $5,452,000. Total interest expense of $3,009,000 is an 12.4% increase over 1998's total interest expense of $2,677,000.

PROVISION FOR LOAN LOSSES

     A $495,000 provision to the allowance for loan losses was made during the first nine months of 1999. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to SFAS 114/118. During the second quarter of 1999, the Bank made an additional provision of $180,000 in addition to a planned provision of $105,000 due to unexpected and rapid deterioration in the quality of one commercial credit relationship. In Management's opinion, this was an isolated circumstance and is not indicative of a general decline in the credit quality of the entire loan portfolio.
     Loans considered to be impaired according to SFAS 114/118 totaled $746,000 at September 30, 1999. The portion of the allowance for loan losses allocated to impaired loans at September 30, 1999 was $397,000.

NON-INTEREST INCOME

     Non-interest income was $2,132,000 for the nine months ended September
30, 1999. This is an increase of 29.8% from 1998's non-interest income of $1,643,000, due to strong mortgage origination and merchant credit card income. Non-interest income for the quarter ended September 30, 1999 was $812,000, a 6.4% increase over the same period a year ago.
     In the second quarter of 1999, the Company adopted FAS 125 which governs the accounting treatment for mortgage servicing rights. As a result of this action, the Company recognized a net one-time gain of $189,000, before taxes. A 20% valuation allowance was also established to compensate for unexpected mortgage prepayments.

MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

     Non-interest expense of $5,716,000 for the nine months ended September 30, 1999 is an increase of 10.7% from 1998's non-interest expense of $5,163,000. Non-interest expense for the quarter ended September 30, 1999 was $2,108,000, an 10.9% increase over the same period a year ago. This increase was due in large part to significantly higher merchant credit card expenses, which were offset with a comparable increase in non-interest income.

INCOME TAXES

     Income taxes on operating earnings increased to $1,393,000 for the first nine months of 1999 from $1,293,000 for the same period a year ago. The level of income taxes increased as a result of the Company's higher net income.

ASSETS

     Investments as of September 30, 1999 were $22.9 million or 38.5% above December 31, 1998. Additions to the investment portfolio were made due to favorable investment opportunities and a positively sloped yield curve. Loans as of September 30, 1999, totaled $19.9 million or 9.5% above December 31, 1998. Loan growth was seen in all categories, with the largest growth coming in commercial and mortgage loans. Total assets as of September 30, 1999 were $329.2 million, an increase of $42.4 million or 14.8% over December 31, 1998.

LIABILITIES

     Deposits as of September 30, 1999 were $9.1 million above December 31, 1999. Demand deposits increased by 12.1% or $2.1 million, NOW accounts increased by 10.7% or $3.6 million, savings deposits increased by 7.9% or $3.1 million, money market deposits increased by 9.7% or $0.9 million and certificates of deposit decreased by 0.6% or $0.6 million. These changes were due to normal seasonal flow and pricing strategies for the Bank's CD products.
     Deposits were supplemented by borrowings from the Federal Home Loan Bank and repurchase agreements. Due to strong asset growth, total borrowed funds increased by 60.9% or $33.1 million from December 31, 1998.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of September 30, 1999 was $28,943,000 compared to $28,303,000 at September 30, 1998. While the Company has had strong earnings performance in the 12-month period, it repurchased common shares which reduced shareholder's equity by $1.3 million. The Company has increased its dividend by 1 cent each quarter during the past four quarters, with a dividend of 12 cents per share declared in the second quarter of 1999. In addition, a special cash dividend of 5 cents per share was declared in the fourth quarter of 1998.
     Leverage capital ratios for the Company were 8.79% and 9.78%, respectively, at September 30, 1999 and September 30, 1998. This decline was due to repurchase of shares into treasury. The Bank had a tier one risk-based capital ratio of 14.15% and tier two risk-based capital ratio of 15.16% at September 30, 1999, compared to 14.47% and 15.44%, respectively, at September 30, 1998. These were comfortably above the standards to be rated "well-capitalized" by the regulatory authorities. As of September 30, 1999 stockholders' equity was decreased by $874,000 due to a net unrealized loss in the available-for-sale portfolio.

MANAGEMENT'S DISCUSSION CONT.

LIQUIDITY MANAGEMENT

     As of September 30, 1999 the Bank had primary sources of liquidity of $49.8 million, or 15.2% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity.
     The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

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

     At September 30, 1999 and 1998, loans on a non-accrual status totaled $1,196,000 and $721,000, respectively. In addition to loans on a non-accrual status at September 30, 1999 and 1998, loans past due greater than 90 days totaled $592,000 and $370,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

C. Delinquent loans are reviewed weekly by the Bank's Collections Officer and Senior Credit Officer.

D. A tickler system is utilized to insure timely receipt of current information (such as financial statements, appraisals and/or credit memos to the credit file).

Note: Most of the above applies only to commercial loans, but retail loans are reviewed periodically, usually around a delinquency.

     Procedures for monitoring Bank Other Real Estate Owned:

The O.R.E.O. portfolio is handled by the Collections Officer, with backup by the Senior Credit Officer. Most properties are listed with real estate brokers for sale. All properties are appraised periodically for market value, and provision is made to the allowance for O.R.E.O. losses if the estimated market value after selling costs is lower than the carrying value of the property.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. Management has not determined the impact of SFAS No. 133 on the financial statements.

MANAGEMENT'S DISCUSSION CONT.

YEAR 2000 READINESS

With the year 2000 approaching, all businesses and governments are facing the challenge of assessing and preparing their computer systems to handle dates beyond 1999. First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, have taken steps to address the many issues related to the transition to the next century. The Bank's actions with regard to Year 2000 compliance have been reviewed by the Board of Directors, its internal audit department, and its Federal Regulators.
     The awareness phase of the Company's Year 2000 readiness began with the creation of a Year 2000 Task Force, overseen by the Board of Directors, which includes top management and staff from each division. It has been working since the summer of 1997 towards full Year 2000 compliance.
     From this, the Company began its assessment phase, during which a Year 2000 Plan was formulated to direct and coordinate activities related to Year 2000 preparedness. Development of this plan began with an examination of all internal systems and identification of those which are considered "mission-critical" and requiring the highest priority in evaluation and remediation. This process included not only computer hardware and software, but also non-information-technology systems, such as alarms and heating control systems. From this evaluation, the scope of the Year 2000 remediation project was developed and target dates were set for any necessary systems changes. A test plan was also developed for the testing of all mission-critical systems. The assessment phase of the project was complete in the first quarter of 1998.
     The major project in the remediation phase was the acquisition of a new core banking system which became operational in the third quarter of 1998. The system has been certified by the vendor as Year 2000 compliant and offers many features which Management believes will enhance customer service. In addition, several stand-alone hardware and software systems have been upgraded or replaced.
     At September 30, 1999, the Company had, in Management's opinion, completed all phases of its Year 2000 plan. At that point all hardware and software changes required in the remediation phase were complete and operational, and the testing required in the validation phase of the plan was complete.
     The estimated cost to address Year 2000 issues was approximately $1 million. This included $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. The purchase of new hardware and personal computers, although required for operation of the new core banking system, was part of the Bank's planned upgrade of computers. The phone system is a more modern system that was installed irrespective of Year 2000 issues, but has been certified by the vendor as Year 2000 compliant. All of these expenditures have been incurred and will be amortized over a three-to-five year period.
     In addition to hardware and software, the above-mentioned estimated total cost included a human-resources allocation of $300,000 which has been expensed as incurred. Of this, it is estimated that only $25,000 was an incremental expense, which included summer college students, overtime for existing personnel, and outside support. The remaining $275,000 was an allocation of existing human resources to effectively implement and bring to a successful conclusion the Year 2000 Plan.

MANAGEMENT'S DISCUSSION CONT.

     Externally, both business relationships and significant counterparties have been evaluated for their state of Year 2000 preparedness. The Company has verified that all key vendors, suppliers and other business partners will be ready for Year 2000, and has created a team to work with bank customers to assess their Year 2000 awareness and readiness.
     At this time, it is Management's opinion that the Company's major Year 2000 risks are primarily related to key counterparties which are beyond the Company's control. The two most significant counterparties are U.S. Government Agencies -- the Federal Reserve Bank and the Federal Home Loan Bank -- upon which the Company is dependent for liquidity and funds transfer needs. The Company continues to closely monitor the Year 2000 preparation and readiness of both agencies.
     The Company has developed contingency plans for all mission critical systems. Since the Company's primary business is providing traditional banking services, the creation of additional liquidity capacity to meet the potential needs of its customers and communities is a key part of contingency planning. A separate liquidity contingency plan was finalized during the second quarter of 1999.
     With Year 2000 assessment, remediation and validation now complete, in Management's opinion the worst-case scenario the Company envisions involves electric power and telecommunication interruptions. For electric power, the Company has installed a back-up generator for its operations facility and three of its baranches. While no formal plans are in place to address telecommunication disruptions, in Management's opinion this is not a significant issue due to the general state of preparedness of the telecommunications industry.

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

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:     Other Information


     On July 2, 1999, the Company filed form 8-A 12G with the Securities and Exchange Commission to change its form of registration from Section 15(d) to
Section 12(g). This change was in preparation for the Company's listing of its common shares on the Nasdaq National Market.
     On July 14, 1999, the Company's commom shares began trading on the National Market under the symbol of FNLC. Prior to this, the Company's shares traded in the over-the-counter market.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS


EXHIBIT 27.  Financial Data Schedule.

B.     REPORTS ON FORM 8-K

     None.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 12, 1999                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 12, 1999                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer