Form 10-K
period 1999-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2000-03-30
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 1999

                       Commission File Number 0-26589


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

                    Common Stock, $.01 par value per share

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 2000:
              Common Stock, $.01 par value per share: $33,569,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2000:
                         Common Stock: 2,387,600 shares















TABLE OF CONTENTS


PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  4
ITEM 3. Legal Proceedings ------------------------------------------------  5
ITEM 4. Submission of Matters to a Vote of Security Holders --------------  6
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  7
ITEM 6. Selected Financial Data ------------------------------------------  9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ---------------------------------------- 10
ITEM 7A.Quantitative and Qualitative  Disclosures about Market Risk ------ 27
ITEM 8. Financial Statements and Supplementary Data ---------------------- 30
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 64
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 65
ITEM 11. Executive Compensation ------------------------------------------ 68
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 75
ITEM 13. Certain Relationships and Related Transactions ------------------ 77
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K- 78

Signatures --------------------------------------------------------------- 79



































ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 1999, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,370,047 shares outstanding and held of record by approximately 500 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has six offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and five branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; and Elm Street, Camden, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full investment management and trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.
     The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank. Interstate banking also could intensify competition if out-of-state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.
     In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act. This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. In this case, the Act eliminates depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company view this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.

     Over the past decade, due to more liberal interstate banking laws, Maine has seen an increase in acquisitions of locally-owned Maine-based banks. It is Management's view that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.
     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
     The Trust and Investment Services Department of the Bank has taken advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. The Bank is able to offer a comprehensive array of trust and investments services to individuals, businesses, non-profit organizations and municipalities of varying asset size and to provide the highest level of personal service. The staff includes trust and investment professionals with extensive experience.
     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.
     As of December 31, 1999, the Bank employed 112 persons, with 110 full-time equivalent employees.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 16 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1999, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996.
     In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     An operations center is located in the adjacent block to the Damariscotta office, fronting on Bristol Road. It was put in service in July, 1989. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     The Bank owns all of its facilities except for the Camden location, for which the Bank entered into a long-term lease. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1999.

ITEM 5. Market for Registrant's Common Equity


     The common stock of First National Lincoln Corporation (ticker symbol
FNLC) began trading on the Nasdaq National Market System in July 1999. Prior to that date, the stock was not traded on any exchange and it traded only sporadically through individual purchases and sales. The following table reflects the high and low prices of actual sales in each quarter of 1999 and 1998. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

-------------------------------------------------------
                      1999                  1998
                -----------------     -----------------
                High       Low        High       Low
1st Quarter     22 1/2     19         22         13 3/4
2nd Quarter     21         20         22 1/2     22
3rd Quarter     21         18         22 1/2     20 3/4
4th Quarter     18 1/2     16 1/4     23         22 1/2
-------------------------------------------------------

     The last known transaction involving the Company's stock during 1999 was at $16.25 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of December 31, 1999, there were approximately 500 holders of record of the Company's common stock, as listed on the Company's shareholder records.
     The table below sets forth the cash dividends declared by the Company during its last two fiscal years, including a special cash dividend of $.05 declared on December 17, 1998:

-------------------------------------------------------------------
     Date Declared        Dividend Per Share       Date Payable
     -----------------    ------------------       ----------------
     February 24, 1998              $ 0.0700       April 30, 1998
     June 18, 1998                    0.0800       July 31, 1998
     September 17, 1998               0.0900       October 30, 1998
     December 17, 1998                0.1000       January 29, 1999
     December 17, 1998                0.0500       January 29, 1999
                                      ------
                                    $ 0.3900

     February 25, 1999              $ 0.1100       April 30, 1999
     June 21, 1999                  $ 0.1200       July 30, 1999
     September  16, 1999            $ 0.1300       October 29, 1999
     December 16, 1999              $ 0.1400       January 28, 2000
                                      ------
                                    $ 0.5000
-------------------------------------------------------------------

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 1998, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 13.28% and 14.21%, respectively, as of December 31, 1999.

ITEM 6. Selected Financial Data

------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,              1999     1998     1997     1996     1995
------------------------------------------------------------------------------
Summary of Operations
Operating Income                   $26,348  $23,621  $21,439  $18,863  $17,404
Operating Expense                   20,025   17,903   15,757   13,852   13,414
Net Interest Income                 11,949   10,844   10,337    9,347    8,538
Provision for Loan Losses              645      400      103       60        0
Net Income                           4,451    4,011    3,906    3,424    2,720

Per Common Share Data (1)
Net Income
   Basic                           $  1.84  $  1.62  $  1.58  $  1.40  $  1.12
   Fully Diluted                      1.77     1.56     1.55     1.38     1.11
Cash Dividends Declared               0.50     0.39     0.29     0.24     0.18
Book Value                           12.09    11.64    10.46     9.12     8.03
Market Value                         16.25    22.50    13.75    10.25     8.25

Financial Ratios
Return on Average Equity            15.67%   14.86%   16.16%   16.38%   15.03%
Return on Average Assets              1.39     1.44     1.55     1.54     1.34
Average Equity to Average Assets      8.88     9.70     9.62     9.41     8.90
Net Interest Margin                   4.12     4.28     4.45     4.51     4.49
Dividend Payout Ratio                27.17    24.06    18.04    16.82    15.66
Allowance for Loan Losses/Total Loans 0.88     0.87     0.99     1.21     1.55
Non-Performing Loans to Total Loans   0.29     0.34     0.28     0.28     0.78
Non-Performing Assets to Total Assets 0.30     0.36     0.26     0.54     0.79
Efficiency Ratio                      0.51     0.52     0.50     0.52     0.58

At Year End
Total Assets                      $341,287 $286,806 $266,279 $230,768 $212,282
Total Loans                        232,526  209,224  181,510  156,970  133,245
Total Investment Securities         87,999   59,342   68,745   60,564   61,570
Total Deposits                     205,458  201,803  169,880  155,674  150,468
Total Shareholders' Equity          28,662   28,776   25,885   22,477   19,565
------------------------------------------------------------------------------
1) Per common share data has been adjusted to reflect the 300% stock dividend issued in 1997.
------------------------------------------------------------------------------
                                                             High       Low
                                                           ------    ------
Market price per common share of stock during 1998         $22.50    $16.25
------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 1999, continuing the positive growth in both assets and income seen during the past six years. After opening new offices in Camden, Maine, in 1998 and in Rockport, Maine, in 1997, the Bank had fully absorbed the additional operating costs for these facilities in 1999. As of year end 1999, both offices were well ahead of Management's initial projections.
     The most significant asset growth came in the investment portfolio, which increased during 1999 by $28.7 million or 48.3% to end the year at $88.0 million. These additions were made due to a favorable interest rate environment resulting from a steeper yield curve. The loan portfolio also experienced healthy growth in 1999, increasing by $23.3 million or 11.1% to end the year at $232.5 million. Most of this growth was in residential mortgages and commercial loans. Overall loan volumes in the Bank's market area have remained relatively stable during the past few years, but the Bank's market share has grown slightly as a result of an increased focus on mortgage loan origination.
     Non-interest expense increased 10.7% to $7.8 million in 1999 from $7.0 million in 1998. The largest increase was attributable to merchant credit card processing expense, which was directly offset by corresponding income. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- improved slightly in 1999 to 0.51 compared to
0.52 in 1998.
     Management believes that the Bank has limited exposure to changes in interest rates, which is discussed more fully in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Results of Operations and Three-Year Comparison

Net income for the year ended December 31, 1999 was $4,451,000 -- the highest net income recorded by the Company in one year. This represents an 11.0% or $440,000 increase from net income of $4,011,000 that was posted in 1998. Return on average assets in 1999 was 1.39%, down from 1.44% in 1998 and 1.55% in 1997. Return on average equity was 15.67% in 1999, compared to 14.86% in 1998 and 16.16% in 1997. The rise in return on equity during 1999 was attributable to the Company's strong asset growth which resulted in net interest income growing by $1.1 million or 10.2% while operating expenses remained well-controlled.
     Average shareholders' equity to average assets was 8.88% in 1999, compared to 9.70% in 1998, and 9.62% in 1997. This ratio declined as a result of the Company repurchasing 107,633 shares or 4.4% of its common stock. Earnings per share for the year ended December 31, 1999 increased 13.6% to $1.84. This compares to $1.62 in 1998, and $1.58 in 1997. Book value per share was $12.09 on December 31, 1999, up from $11.64 on December 31, 1998 and $10.46 on December 31, 1997.
     On December 31, 1999, assets stood at $341.3 million, compared to $286.8 million on December 31, 1998, a 19.0% increase. As of December 31, 1999, total loans were $232.5 million. This represents an increase of 11.1% from total loans of $209.2 million on December 31, 1998. Investments totaled $88.0 million on December 31, 1999, a 48.3% increase from $59.3 million on December 31, 1998. Deposits increased 1.8% in 1999, standing at $205.5 million on December 31, 1999, compared to $201.8 million on December 31, 1998.
     The Bank's loan delinquency ratio decreased again in 1999, and was 1.29% on December 31, 1999, versus 1.50% on December 31, 1998. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 1999, 1998 and 1997.
----------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                            1999      1998      1997
----------------------------------------------------------------------------
Cash and due from banks                         $  6,750     6,785     5,317
Interest-bearing deposits                            466       606       798
                                                --------  --------  --------
Investments
 U.S. Treasury securities & government agencies   56,445    49,113    55,825
 Obligations of states & political subdivisions    9,301     4,295     3,493
 Other securities                                 12,506     8,527    10,249
                                                --------  --------  --------
Total investments                                 78,252    61,935    69,567
                                                --------  --------  --------
Loans held for sale                                   65       188        42
                                                --------  --------  --------
Loans
 Commercial                                       69,706    60,705    49,255
 Consumer                                         28,774    26,003    29,289
 State and municipal                               9,405    10,234     8,244
 Real estate                                     114,952   102,064    81,803
                                                --------  --------  --------
 Total loans                                     222,837   199,006   168,591
Allowance for loan losses                          1,950     1,756     1,847
                                                --------  --------  --------
 Net loans                                       220,887   197,250   166,744
                                                --------  --------  --------
Fixed assets                                       5,673     4,858     4,226
Other assets                                       7,624     6,700     4,646
                                                --------  --------  --------
 Total assets                                   $319,717   278,322   251,340
                                                ========  ========  ========
Deposits
 Demand                                         $ 17,230    15,253    13,739
 NOW                                              34,654    31,054    27,662
 Money market                                     10,597     7,918     5,179
 Savings                                          40,121    36,151    34,104
 Certificates of deposit                          74,983    71,563    64,373
 Certificates of deposit over $100,000            26,598    21,306    14,946
                                                --------  --------  --------
Total deposits                                   204,183   183,245   160,003
Borrowed funds                                    85,000    67,077    65,672
Other liabilities                                  2,130       999     1,491
                                                --------  --------  --------
 Total liabilities                               291,313   251,321   227,166
                                                --------  --------  --------
Common stock                                          25        25         8
Additional paid in capital                         4,685     4,674     4,532
Retained earnings                                 24,849    22,403    19,634
Treasury stock                                    (1,155)     (101)        0
                                                --------  --------  --------
 Total capital                                    28,404    27,001    24,174
                                                --------  --------  --------
 Total liabilities and capital                  $319,717   278,322   251,340
                                                ========  ========  ========
----------------------------------------------------------------------------
Average Rates and Net Interest Yield

The following table shows, for the years ended December 31, 1999, 1998 and 1997, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 34% rate. Interest not recognized on non-accrual loans is not included in the amount of interest presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.
------------------------------------------------------------------------------
Years ended December 31,           1999            1998               1997
                             ---------------   --------------   --------------
                              Amount    Avg    Amount     Avg   Amount     Avg
                                  of  yield/       of   yield/      of   yield/
                            interest   rate  interest    rate interest    rate
-------------------------------------------------------------------------------
Interest-earning assets
Interest-bearing deposits    $    24   5.15%       32   5.29%       42   5.26%
Investments                    5,244   6.70%    4,067   6.62%    4,809   6.91%
Loans held for sale                5   7.69%       14   7.45%        4   8.33%
Loans                         18,737   8.41%   17,525   8.81%   15,279   9.06%
                             -------   -----   ------   -----   ------   -----
Total interest-earning
   assets                    $24,010   7.96%   21,638   8.28%   20,134   8.42%
                             -------   -----   ------   -----   ------   -----
Interest-bearing liabilities
Deposits                     $ 7,205   3.85%    6,876   4.09%    5,846   4.00%
Other borrowings               4,386   5.16%    3,588   5.35%    3,651   5.56%
                             -------   -----   ------   -----   ------   -----
Total interest-bearing
    liabilities              $11,591   4.26%   10,464   4.45%    9,497   4.48%
                             -------   -----   ------   -----   ------   -----
Net interest income          $12,419           11,174           10,637
                             =======   =====   ======   =====   ======   =====
Interest rate spread                   3.70%            3.83%            3.94%
Net interest margin                    4.12%            4.28%            4.45%
-------------------------------------------------------------------------------

Rate Volume Analysis

The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume(1) of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income is calculated on a tax-equivalent basis, using a 34% tax rate in 1999 and 1998.

Year ended December 31, 1999 compared to 1998
--------------------------------------------------------------------------
                                                          Rate/
Dollars in thousands              Rate     Volume       volume(1)    Total
--------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $     (7)   $    (1)    $      -   $      (8)
Investment securities            1,117         48           13       1,178
Loans held for sale                 (9)         -            -          (9)
Loans                            2,099       (792)         (95)      1,212
                              --------    --------    --------    --------
Total interest income         $  3,200    $  (745)    $    (82)   $  2,373
                              --------    --------    --------    --------
Interest expense
Deposits                      $    776    $  (402)    $    (45)   $    329
Other borrowings(2)                959       (127)         (34)        798
                              --------    --------    --------    --------
Total interest expense        $  1,735    $  (529)    $    (79)   $  1,127
                              --------    --------    --------    --------
Change in net interest income $  1,465    $  (216)    $     (3)   $  1,246
                              ========    ========    ========    ========
--------------------------------------------------------------------------

Year ended December 31, 1998 compared to 1997
--------------------------------------------------------------------------
                                                          Rate/
Dollars in thousands              Rate     Volume       volume(1)    Total
--------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $    (10)   $      -    $      -    $    (10)
Investment securities             (565)       (201)         24        (742)
Loans held for sale                 12           -          (1)         11
Loans                            2,756        (432)        (78)      2,246
                              --------    --------    --------    --------
Total interest income         $  2,193    $   (633)   $    (55)   $  1,505
                              --------    --------    --------    --------
Interest expense
Deposits                      $    868    $    141    $     21    $  1,030
Other borrowings(2)                 78        (138)         (3)        (63)
                              --------    --------    --------    --------
Total interest expense        $    946    $      3    $     18    $    967
                              --------    --------    --------    --------
Change in net interest income $  1,247    $   (636)   $    (73)   $    538
                              ========    ========    ========    ========
--------------------------------------------------------------------------
(1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.

Capital Resources

Capital on December 31, 1999 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 8.88% in 1999, versus 9.70% in 1998. Leverage capital, or total shareholders' equity divided by average total assets less any net unrealized gain or loss on securities available for sale, stood at 9.00% on December 31, 1999, versus 10.03% in 1998.
     At December 31, 1999, the Company had tier-one risk-based capital of 14.12% and tier-two risk-based capital of 15.08%, versus 15.92% and 16.93% in 1998, respectively. To be rated "well-capitalized", requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     During 1999, the Company declared cash dividends of $0.11 per share for the first quarter, $0.12 per share for the second quarter, $0.13 per share for the third quarter, and $0.14 per share for the fourth quarter. The Company's dividend payout ratio was 27.17% of earnings in 1999, 24.06% in 1998, and 18.04% in 1997.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2000 will be that year's net income plus $4,178,000.
     In 1999, 6,149 shares of common stock were issued via director and employee stock programs for consideration totaling $127,000. The Company also purchased 107,633 shares of common stock for total consideration of $2,104,000, of which 6,149 shares were re-issued via director and employee stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have or are reasonably likely to have a material effect on capital resources, liquidity, or results of operations.

Capital Purchases

In 1999, the Bank made capital purchases totaling $190,000. This cost will be amortized over an average of five years, adding $38,000 to pre-tax operating costs per year. The capital purchases were primarily related to technology.

Liquidity

As of December 31, 1999, the Bank had primary sources of liquidity of $35.4 million, or 10.4% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.

     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $108.3 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.
     Deposits grew during 1999, ending the year at $205.5 million. The growth was seen in all types of deposit accounts. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 1999, the Company had a net unrealized loss of $1,319,000 (net of $679,000 in deferred income tax benefits) in available for sale securities. This unrealized loss is in line with Management's expectations given the rise in interest rates experienced in 1999. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.

Investment Activities
During 1999 the Company's investment portfolio increased 48.3% to end the year at $87,999,000, compared to $59,342,000 on December 31, 1998. This $28.7 million increase was due to attractive investment opportunities as a result of a favorable interest rate environment during the year.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consists primarily of debt securities which the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
     In 1999, the Company's investment portfolio continued a shift away from U.S. Treasury securities and toward U.S. Government Agency securities, corporate securities, and municipal securities. This change was made to enhance the portfolio's overall yield. The following table sets forth the Company's investment securities at book carrying amount as of December 31, 1999, 1998 and 1997.

-------------------------------------------------------------------
Dollars in thousands                     1999       1998       1997
-------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency             $ 12,155      2,036      6,501
Mortgage-backed securities              4,352      5,951      3,210
State and political subdivisions        6,536      1,248          -
Other securities                       19,048      9,623      6,752
                                     --------   --------   --------
                                       42,091     18,858     16,463
                                     --------   --------   --------
Securities to be held to maturity:
U.S. Treasury and agency               27,860     15,746     16,649
Mortgage-backed securities             13,485     20,196     28,541
State and political subdivisions        4,560      4,531      3,557
Other securities                            3         11      3,535
                                     --------   --------   --------
                                       45,908     40,484     52,282
                                     --------   --------   --------
Total securities                     $ 87,999     59,342     68,745
                                     ========   ========   ========
-------------------------------------------------------------------

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 1999. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 34%.

--------------------------------------------------------------------------
Dollars in thousands           Available for sale       Held to maturity
                              --------------------    --------------------
                                  Fair    Yield to   Amortized    Yield to
                                 value    maturity        cost    maturity
--------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less         $      -        0.00%   $  1,000        4.31%
Due in 1 to 5 years              1,004        6.77%          -         0.0%
Due in 5 to 10 years             6,601        6.38%          -         0.0%
Due after 10 years               4,550        6.81%     26,860        6.70%
                              --------    --------    --------    --------
                                12,155        6.57%     27,860        6.62%
                              --------    --------    --------    --------
Mortgage-backed securities:
Due in 1 year or less                -        0.00%      1,151        5.67%
Due in 1 to 5 years                  -        0.00%        502        6.46%
Due in 5 to 10 years             1,084        8.44%          -        0.00%
Due after 10 years               3,268        6.64%     11,832        6.89%
                              --------    --------    --------    --------
                                 4,352        7.09%     13,485        6.77%
                              --------    --------    --------    --------
State and political subdivisions:
Due in 1 year or less                -        0.00%        495        6.39%
Due in 1 to 5 years                  -        0.00%        201        6.57%
Due in 5 to 10 years                 -        0.00%        537        8.44%
Due after 10 years               6,536        7.30%      3,327        7.96%
                              --------    --------    --------    --------
                                 6,536        7.30%      4,560        7.79%
                              --------    --------    --------    --------
Other securities:
Due in 1 year or less                -        0.00%          -        0.00%
Due in 1 to 5 years              3,804        6.97%          -        0.00%
Due in 5 to 10 years             4,594        7.18%          3        7.01%
Due after 10 years               4,005        6.07%          -        0.00%
Equity securities                6,645        6.69%          -        0.00%
                              --------    --------    --------    --------
                                19,048        6.73%          3        7.01%
                              --------    --------    --------    --------
                              $ 42,091        6.81%   $ 45,908        6.78%
                              ========    ========    ========    ========
--------------------------------------------------------------------------

Lending Activities

The loan portfolio experienced growth in almost all areas during 1999, with the most significant increase seen in residential real estate loans. Total loans were $232,526,000 at December 31, 1999, an 11.1% increase from total loans of $209,224,000 on December 31, 1998. This continues the loan growth trend experienced by the Company over the past five years.
     The following table summarizes the Bank's loan portfolio as of December 31, 1999, 1998, 1997, 1996 and 1995:

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,             1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Commercial loans
   Real estate             $ 30,305     25,585     20,173     18,220     17,578
   Other                     41,970     38,718     33,100     26,907     24,918
Residential real estate loans
   Construction               1,661      3,397      3,053      3,278      2,167
   Term                     121,599    105,877     92,937     81,088     65,935
Consumer loans               29,227     27,993     24,041     20,288     18,439
Municipal                     7,764      7,654      8,206      7,189      4,208
                           --------   --------   --------   --------   --------
Total                      $232,526    209,224    181,510    156,970    133,245
                           ========   ========   ========   ========   ========
-------------------------------------------------------------------------------

     On December 31, 1999, 53.1% of the Bank's loan portfolio was in residential real estate loans, 13.0% was in commercial real estate loans, 18.0% was in other commercial loans, 12.6% was in consumer loans, and 3.3% was in state and municipal loans. This compares to 1998 and 1997 figures for residential real estate loans of 52.2% and 52.9%, respectively, commercial real estate loans of 12.2% and 11.1%, respectively, other commercial loans of 18.5% and 18.2%, respectively, consumer loans of 13.4% and 13.3%, respectively, and 3.7% and 4.5%, respectively, in state and municipal loans. As in prior years, the largest amount of the Bank's loan growth was in residential real estate loans.
     The Bank issues its own VISA and MasterCard. These loans totaled $2,536,000 as of December 31, 1999, $2,569,000 as of December 31, 1998,
$2,457,000 as of December 31, 1997, $2,099,000 as of December 31, 1996, and
$1,571,000 as of December 31, 1995. The number of credit card accounts increased 6.4% in 1999 to end the year at 3,802.
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 1999.

-------------------------------------------------------------------------------
Dollars in thousands       < 1 Year  1-5 Years 5-10 Years  >10 Years      Total
-------------------------------------------------------------------------------
Commercial real estate     $    317      1,198      5,639     23,151     30,305
Commercial other             12,087      5,760     12,322     11,801     41,970
Residential real estate       2,310        672      9,982    108,635    121,599
Residential construction      1,661          -          -          -      1,661
Consumer                      3,358     10,854      7,052      7,963     29,227
Municipal                     3,243        331        896      3,294      7,764
                           --------   --------   --------   --------   --------
Totals                     $ 22,976     18,815     35,891    154,844    232,526
                           ========   ========   ========   ========   ========
-------------------------------------------------------------------------------

     The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 1999.

-------------------------------------------------------------------------------
Dollars in thousands                                       Amount    % of total
-------------------------------------------------------------------------------
Variable-rate loans
   Commercial loans                                      $ 52,542         22.6%
   State and municipal loans                                2,052          0.9%
   Consumer loans                                           6,672          2.8%
   Equity loans                                             4,905          2.1%
   Residential adjustable-rate mortgages                   60,380         26.0%
                                                         --------     --------
Total                                                     126,551         54.5%
Fixed-rate loans                                          105,975         45.5%
                                                         --------     --------
Total loans                                              $232,526        100.0%
                                                         ========     ========
-------------------------------------------------------------------------------

     The Bank's loan delinquency ratio decreased slightly in 1999, and was 1.29% on December 31, 1999, versus 1.50% on December 31, 1998.

Loan Concentrations

As of December 31, 1999, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

In 1999, the Bank placed a lower volume of residential mortgages into the secondary market compared to prior years. This was the result of decreased mortgage underwriting opportunities resulting from higher interest rates. Loans held for sale are carried at the lower of cost or market value, which were $127,000 at December 31, 1999 and $209,000 at December 31, 1998.

Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased during 1999 but remains low relative to peer. The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 1999, 1998, 1997, 1996 and 1995.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,             1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Commercial real estate &
   business                $    822        414        420        203        580
Residential real estate         260        222        320        359        558
Consumer                         90         91        128         39         61
                           --------   --------   --------   --------   --------
Total                         1,172        727        868        601      1,199
                           ========   ========   ========   ========   ========
Non-accrual loans
   included in above total      681        716        510        440      1,034
Income not recognized
   from non-accrual loans  $     64         51         50         62        114
-------------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned increased slightly during 1999. At December 31 it included eight properties valued at $336,000, compared to seven properties valued at $303,000 at December 31, 1998.
     Other real estate owned and repossessed assets owned is comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Allowance for Loan Losses and Loan Loss Experience

The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated future losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 1999 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     During 1999, a provision of $645,000 was made to the allowance, compared to a provision of $400,000 in 1998, and $103,000 in 1997. In Management's opinion, this increased level of provision is not indicative of a decline in credit quality within the portfolio but is, instead, the result of loan growth experienced over the past few years. At December 31, 1999, the allowance for loan losses stood at $2,035,000, or 0.88% of total loans outstanding. This compares to $1,822,000, or 0.87% of total loans outstanding at December 31, 1998, and $1,800,000, or 0.99% of total loans outstanding at December 31, 1997.
     Impaired loans are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 1999, 1998, 1997, 1996, and 1995. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. Commercial includes commercial real estate loans.

----------------------------------------------------------------------------
Dollars in thousands
As of
December 31,     1999         1998         1997          1996         1995
            ------------  -----------  -----------  -----------  -----------
Real estate $  478   53%    440   52%    454   53%    419   54%    412   51%
Commercial     577   34%    736   35%    683   34%  1,010   33%  1,153   35%
Consumer       495   13%    408   13%    254   13%    477   13%    494   14%
Unallocated    485    -     238    -     409    -       -    -       -    -
            ------  ----  -----  ----  -----  ----  -----  ----  -----  ----
Total       $2,035  100%  1,822  100%  1,800  100%  1,906  100%  2,059  100%
            ======  ====  =====  ====  =====  ====  =====  ====  =====  ====
----------------------------------------------------------------------------
(1) Percentage is amount in each category for the stated year

     Net loans charged off in 1999 were $432,000, or 0.19% of average loans outstanding for the year. This compares to net loan chargeoffs of $378,000 or 0.19% in 1998 and $209,000 or 0.12% in 1997.
     The following table summarizes the activity with respect to loan losses for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,             1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Balance at
   beginning of period       $1,822      1,800      1,906      2,059      2,428
                           ========   ========   ========   ========   ========
Loans charged off:
Commercial (1)                  153        121         60        154        197
Real estate mortgage             31         46         31         65        131
Consumer                        359        285        246        148        156
                           --------   --------   --------   --------   --------
Total                           543        452        337        367        484
                           --------   --------   --------   --------   --------
Recoveries on loans previously charged off:
Commercial(1)                    12         14         70         81         30
Real estate mortgage              8          -          -         16          -
Consumer                         91         60         58         57         85
                           --------   --------   --------   --------   --------
Total                           111         74        128        154        115
                           --------   --------   --------   --------   --------
Net loans charged off           432        378        209        213        369
Provision for loan losses       645        400        103         60          -
                           --------   --------   --------   --------   --------
Balance at end of period   $  2,035      1,822      1,800      1,906      2,059
                           ========   ========   ========   ========   ========
Ratio of net loans charged off to average loans outstanding
                              0.19%      0.19%      0.12%      0.14%      0.29%
-------------------------------------------------------------------------------
(1) Includes commercial real estate loans

Deposits

The Bank, with $205,458,000 in deposits as of December 31, 1999, realized an increase of 1.8% in 1999 compared to an 18.8% increase in deposits in 1998 and a 9.1% increase in deposits in 1997. Most of the growth in 1999 was seen in low-cost, core deposits, with higher cost certificates of deposits posting the most significant drop.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 1999, the maximum amount of deposits at any month end was $216,044,000 on October 31. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The Bank's average cost of deposits (including non-interest-bearing accounts) was 3.53% for the year ended December 31, 1999, compared to 3.75% for the year ended December 31, 1998 and 3.65% for the year ended December 31, 1997. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.

--------------------------------------------------------------------------
Dollars in thousands                                               %growth
Years ended December 31,          1999        1998        1997  1999vs1998
--------------------------------------------------------------------------
Demand deposits               $ 17,230      15,253      13,739        13.0%
NOW accounts                    34,654      31,054      27,662        11.6%
Money market accounts           10,597       7,918       5,179        33.8%
Savings                         40,121      36,151      34,104        11.0%
Certificates of deposit        101,581      92,869      79,319         9.4%
                              --------    --------    --------    --------
Total deposits                $204,183     183,245     160,003        11.4%
                              ========    ========    ========    ========
--------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

-------------------------------------------------------------------
Years ended December 31,                 1999       1998       1997
-------------------------------------------------------------------
NOW accounts                             1.26%      1.27%      1.25%
Money market accounts                    3.47%      3.16%      2.50%
Savings accounts                         2.77%      2.92%      2.96%
Certificates of deposit                  5.21%      5.57%      5.50%
                                     --------   --------   --------
Total interest-bearing deposits          3.85%      4.09%      4.00%
                                     ========   ========   ========
-------------------------------------------------------------------

     As of December 31, 1999, the Bank held a total of $22,183,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

-----------------------------------------------
Dollars in thousands
-----------------------------------------------
Within 3 months                        $  9,970
3 months through 6 months                 6,502
6 months through 12 months                3,468
Over 12 months                            2,244
                                       --------
Total                                  $ 22,184
                                       ========
-----------------------------------------------

     Of all certificates of deposit, $72.2 million or 71.2% of certificates of deposit will mature by December 31, 2000.

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, investment securities and qualifying first mortgage loans. Advances at December 31, 1999 totaled $89,709,000, with a weighted average interest rate of 5.85% and maturities ranging from one day to fifteen years.
     The Bank offers securities repurchase agreements to municipal and larger corporate customers as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 1999 was $12,489,000, compared to $8,742,000 on December 31, 1998, and $5,474,000 on December 31, 1997. In prior years, the Bank has also sold securities under agreements to repurchase to brokerage firms.
     On January 1, 1997, the Bank joined the Note Option Depository which is offered to banks by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive Treasury Direct investments up to an established maximum balance of $5.0 million. These deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 1999, 1998 and 1997 were $2,850,000, $285,000 and $3,295,000, respectively.
     The maximum amount of borrowed funds outstanding at any month-end during the year was $105,048,000 at the end of December. The average amount outstanding during the year was $85,000,000, with a weighted average interest rate of 5.16%. This compares to an average outstanding amount of $60,335,000 in 1998, with a weighted average interest rate of 5.45%. The average balance outstanding on the Bank's borrowed funds for the year ended December 31, 1997 was $56,969,000, with a weighted average interest rate of 5.67%.

Investment Management and Fiduciary Activities

As of December 31, 1999, the Bank's Investment Management Group had assets with a market value of $105,796,000 under management. This amount consisted of 395 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.

Effect of Future Interest Rates on Postretirement Benefit Liabilities

In evaluating the Company's postretirement benefit liabilities, Management believes that changes in assumptions, especially with regard to discount rates, will not have a significant impact on the Company's future operating results and financial condition.

Quarterly Information

The following tables provides unaudited financial information by quarter for each of the past two years:

--------------------------------------------------------------------------
Dollars in thousands           1999 Q1     1999 Q2     1999 Q3     1999 Q4
--------------------------------------------------------------------------
Balance Sheets
Cash                          $  5,620       6,548       6,379       8,221
Investments                     70,991      83,925      82,210      87,999
Net loans                      214,500     223,656     227,003     230,618
Other assets                    13,579      14,024      13,591      14,449
                              --------    --------    --------    --------
   Total assets               $304,690     328,153     329,183     341,287
                              ========    ========    ========    ========
Deposits                      $196,879     201,786     210,949     205,458
Borrowed funds                  76,342      96,520      87,597     105,048
Other liabilities                2,096       1,535       1,695       2,119
Shareholders' equity            29,373      28,312      28,942      28,662
                              --------    --------    --------    --------
   Total liabilities
   & equity                   $304,690     328,153     329,183     341,287
                              ========    ========    ========    ========
Income Statement
Interest income               $  5,410       5,792       6,087       6,253
Interest expense                 2,623       2,876       3,009       3,082
                              --------    --------    --------    --------
   Net interest income           2,787       2,916       3,078       3,171
   Provision for loan losses        90         285         120         150
                              --------    --------    --------    --------
Net interest income
   after provision               2,697       2,631       2,958       3,021
Non-interest income                539         780         812         677
Non-interest expense             1,770       1,840       2,108       2,072
                              --------    --------    --------    --------
   Income before taxes           1,466       1,571       1,662       1,626
Income taxes                       438         465         490         480
                              --------    --------    --------    --------
   Net income                 $  1,028       1,106       1,172       1,146
                              ========    ========    ========    ========
Basic earnings per share          0.42        0.45        0.49        0.48
Diluted earnings per share        0.40        0.44        0.47        0.46
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Dollars in thousands           1998 Q1     1998 Q2     1998 Q3     1998 Q4
--------------------------------------------------------------------------
Balance Sheets
Cash                          $  4,652       6,494      10,091       6,338
Investments                     64,415      64,666      60,598      59,342
Net loans                      190,414     201,533     205,439     207,611
Other assets                    12,128      13,090      13,177      13,515
                              --------    --------    --------    --------
   Total assets               $271,609     285,783     289,305     286,806
                              ========    ========    ========    ========
Deposits                      $169,381     181,560     196,374     201,803
Borrowed funds                  73,539      75,052      62,996      54,460
Other liabilities                1,917       1,676       1,632       1,767
Shareholders' equity            26,772      27,495      28,303      28,776
                              --------    --------    --------    --------
   Total liabilities
   & equity                   $271,609     285,783     289,305     286,806
                              ========    ========    ========    ========
Income Statement
Interest income               $  5,204       5,323       5,452       5,329
Interest expense                 2,538       2,653       2,677       2,596
                              --------    --------    --------    --------
   Net interest income           2,666       2,670       2,775       2,733
   Provision for loan losses        45          60         170         125
                              --------    --------    --------    --------
Net interest income
   after provision               2,621       2,610       2,605       2,608
Non-interest income                415         465         763         670
Non-interest expense             1,616       1,647       1,900       1,876
                              --------    --------    --------    --------
   Income before taxes           1,420       1,428       1,468       1,402
Income taxes                       428         428         437         414
                              --------    --------    --------    --------
   Net income                 $    992       1,000       1,031         988
                              ========    ========    ========    ========
Basic earnings per share          0.40        0.40        0.42        0.40
Diluted earnings per share        0.39        0.39        0.40        0.38
--------------------------------------------------------------------------

Year 2000 Experience

As a result of extensive preparations for the century date change that began in 1997, the Company experienced no problems with its computer systems or other affected areas on January 1, 2000.
     In prior filings, the Company disclosed its estimated cost to address Year 2000 issues at approximately $1 million. This included $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. These expenditures are being amortized over a three-to-five year period. In addition to hardware and software, the total includes a human-resources allocation of $300,000 which was expensed as incurred. Of this, only $25,000 was an incremental expense, which included summer college students, overtime for existing personnel, and outside support. The remaining $275,000 was an allocation of existing human resources costs. The Company did not incur any additional costs for Year 2000 preparations beyond those previously disclosed.

     In Management's opinion, the Company's major Year 2000 risks were primarily related to key counterparties which are beyond the Company's control, including the Federal Reserve Bank and the Federal Home Loan Bank -- upon which the Company is dependent for liquidity and funds transfer needs. The Company experienced no problems or issues related to the century date change with either counterparty.

Accounting Pronouncements

During 1999, the Bank implemented Statement of Financial Accounting Standards
(SFAS) 125 related to the servicing of financial assets. In 1999, mortgage servicing rights of $360,000 were capitalized, and amortization for the year totaled $85,000. After deducting for a valuation allowance of $72,000, at December 31, 1999, mortgage servicing rights had a fair value of $203,000, which is included in other assets. At December 31, 1999 and 1999, the Bank serviced loans for others totaling $35,546,000 and $30,545,000, respectively.
     During 1999, the Financial Accounting Standards Board (FASB) issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," SFAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections", and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133." SFAS 134 and 135 have no effect on the financial condition and results of operations of the Company.
     SFAS 133, which established accounting reporting standards for derivative instruments and for hedging activity, was amended by SFAS 137. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Bank does not hold any derivative instruments and Management does not expect to enter into derivative transactions in the near future. Should the Bank enter into derivative transactions, SFAS 137 will be followed when effective.

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


Asset/Liability Management

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO.
     Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -6.7% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets.
     Core deposits with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
     A summary of the Company's static gap, as of December 31, 1999, is presented in the following table:

--------------------------------------------------------------------------
                                  0-90      91-365         1-5          5+
Dollars in thousands              days        days       years       years
--------------------------------------------------------------------------
Investment securities at
   amortized cost             $ 11,621      29,712      22,704      25,954
Loans held for sale                127           -           -           -
Loans                           59,576      52,448      87,310      33,193
Other interest-earning assets    3,887           -           -           -
Non-rate-sensitive assets          336           -           -      14,419
                              --------    --------    --------    --------
Total assets                    75,547      82,160     110,014      73,566
                              --------    --------    --------    --------
Interest-bearing deposits       34,763      51,436      12,742      88,772
Borrowed funds                  81,603      11,076       7,368       5,000
Non-rate-sensitive
   liabilities and equity          356       1,209           -      46,962
                              --------    --------    --------    --------
Total liabilities and equity  $116,722      63,721      20,110     140,734
                              --------    --------    --------    --------
Period gap                    $(41,175)     18,439      89,904     (67,168)
                              ========    ========    ========    ========
Percent of total assets         (12.1%)       5.4%       26.3%      (19.7%)
Cumulative gap (current)      $(41,175)    (22,736)     67,168           -
Percent of total assets         (12.1%)      (6.7%)      19.7%        0.0%
--------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent simulation model projects net interest income would increase by approximately 2.6% of stable-rate net interest income if rates fall gradually by two percentage points over the next year, and decrease by approximately 3.5% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 5.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a stable interest rate risk position for the one-year horizon. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net income would be greater than that earned in a stable rate environment by 12.2% in a falling rate scenario and decrease by 4.6% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.

     A summary of the Company's interest rate risk simulation modeling, as of December 31, 1999 and 1998 is presented in the following table:

--------------------------------------------------------------
Changes in Net Interest Income                   1999     1998
--------------------------------------------------------------
Year 1
Projected change if rates decrease by 2.0%      +2.6%    -3.3%
Projected change if rates increase by 2.0%      -3.5%    +0.8%
--------------------------------------------------------------
Year 2
Projected change if rates decrease by 2.0%     +12.2%    -4.6%
Projected change if rates increase by 2.0%      -4.6%    +2.0%
--------------------------------------------------------------

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 1999, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used in the modeling. As of December 31, 1999, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.
     Management expects interest rates may rise during 2000 but believes that the current level of interest rate risk is acceptable.

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


Daniel R. Daigneault                   F. Stephen Ward
President & Chief Executive Officer	   Treasurer & Chief Accounting Officer

Berry, Dunn, McNeil & Parker
Certified Public Accountants









Independent Auditors' Report



The Board of Directors and Shareholders
First National Lincoln Corporation

We have audited the consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Portland, Maine
February 4, 2000

Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary


----------------------------------------------------------------------------
As of December 31,                                  1999                1998
----------------------------------------------------------------------------
Assets
Cash and due from banks                    $   8,221,000       $  06,338,000
Securities available for sale                 42,091,000          18,858,000
Securities to be held to maturity,
   market value of $43,581,000 in 1999
   and $40,702,000 in 1998                    45,908,000          40,484,000
Loans held for sale at cost,
   which approximates market value               127,000             209,000
Loans                                        232,526,000         209,224,000
Less allowance for loan losses                 2,035,000           1,822,000
                                           -------------       -------------
Net loans                                    230,491,000         207,402,000
                                           -------------       -------------
Accrued interest receivable                    2,335,000           1,770,000
Bank premises and equipment                    5,518,000           5,866,000
Other real estate owned                          336,000             303,000
Other assets                                   6,260,000           5,576,000
                                           -------------       -------------
TOTAL ASSETS                               $ 341,287,000       $ 286,806,000
                                           =============       =============

Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

----------------------------------------------------------------------------
As of December 31,                                  1999                1998
----------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Demand deposits                            $  17,746,000       $  17,649,000
NOW deposits                                  36,714,000          33,710,000
Money market deposits                         16,607,000           9,793,000
Savings deposits                              41,349,000          39,226,000
Certificates of deposit (including
   certificates of $100,000 or more
   of $22,183,000 in 1999
   and of $29,131,000 in 1998)                93,042,000         101,425,000
                                           -------------       -------------
Total deposits                               205,458,000         201,803,000
Borrowed funds                               105,048,000          54,460,000
Other liabilities                              2,119,000           1,767,000
                                           -------------       -------------
Total liabilities                            312,625,000         258,030,000
                                           -------------       -------------
Shareholders' equity:
Common stock, one cent par value                  25,000              25,000
Additional paid-in capital                     4,687,000           4,687,000
Retained earnings                             27,463,000          24,218,000
Net unrealized gain (loss) on
   securities available for sale,
   net of tax                                 (1,319,000)             63,000
Treasury stock, at cost                       (2,194,000)           (217,000)
                                           -------------       -------------
Total shareholders' equity                    28,662,000          28,776,000
Commitments and contingent liabilities
  (notes 11, 12 and 16)
                                           -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 341,287,000       $ 286,806,000
                                           =============       =============
----------------------------------------------------------------------------
Common stock
Number of shares authorized                    6,000,000           6,000,000
Number of shares issued                        2,481,270           2,481,270
Number of shares outstanding                   2,370,047           2,471,531
----------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

----------------------------------------------------------------------------
Years ended December 31,                  1999           1998           1997
----------------------------------------------------------------------------
Interest income:
Interest and fees on loans        $ 18,501,000   $ 17,289,000   $ 15,068,000
Interest on deposits with
   other banks                          24,000         32,000         42,000
Interest and dividends on
   investments (includes tax-exempt
   income of $447,000 in 1999,
   $207,000 in 1998,
   and $161,000 in 1997)             5,015,000      3,987,000      4,724,000
                                  ------------   ------------   ------------
Total interest income               23,540,000     21,308,000     19,834,000
                                  ------------   ------------   ------------
Interest expense:
Interest on deposits                 7,205,000      6,876,000      5,846,000
Interest on borrowed funds           4,386,000      3,588,000      3,651,000
                                  ------------   ------------   ------------
Total interest expense              11,591,000     10,464,000      9,497,000
                                  ------------   ------------   ------------
Net interest income                 11,949,000     10,844,000     10,337,000
Provision for loan losses              645,000        400,000        103,000
                                  ------------   ------------   ------------
Net interest income after
   provision for loan losses        11,304,000     10,444,000     10,234,000
                                  ------------   ------------   ------------
Other operating income:
Fiduciary and investment
   management income                   546,000        421,000        324,000
Service charges on deposit accounts    685,000        627,000        562,000
Net realized gain (loss) on
   securities available for sale             -        (21,000)         3,000
Other                                1,577,000      1,286,000        716,000
                                  ------------   ------------   ------------
Total other operating income         2,808,000      2,313,000      1,605,000
                                  ------------   ------------   ------------
Other operating expenses:
Salaries and employee benefits       3,981,000      3,703,000      3,142,000
Occupancy expense                      472,000        448,000        354,000
Furniture and equipment expense        705,000        584,000        625,000
Other                                2,631,000      2,304,000      2,036,000
                                  ------------   ------------   ------------
Total other operating expenses       7,789,000      7,039,000      6,157,000
                                  ------------   ------------   ------------
Income before income taxes           6,323,000      5,718,000      5,682,000
Income tax expense                   1,872,000      1,707,000      1,776,000
                                  ------------   ------------   ------------
Net income                        $  4,451,000   $  4,011,000   $  3,906,000
                                  ============   ============   ============
----------------------------------------------------------------------------

Consolidated Statements of Income, Concluded
First National Lincoln Corporation and Subsidiary


----------------------------------------------------------------------------
Years ended December 31,                  1999           1998           1997
----------------------------------------------------------------------------

Basic earnings per share           $      1.84   $       1.62   $       1.58
Diluted earnings per share         $      1.77   $       1.56   $       1.55
Cash dividends declared per share  $      0.50   $       0.39   $       0.29
Weighted average number
   of shares outstanding             2,424,385      2,478,223      2,468,250
----------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements

Consolidated Statement of Changes in Shareholders Equity
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1996           2,464,704     $25,000   $4,467,000    $17,971,000   $    14,000              -   $22,477,000

Net income               -           -            -      3,906,000             -              -     3,906,000

Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense
  of $41,000             -           -            -              -        79,000              -        79,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -           -            -      3,906,000        79,000              -     3,985,000
Cash dividends
  declared               -           -            -       (705,000)            -              -      (705,000)
Stock issued        10,844           -      127,000              -             -              -       127,000
Treasury stock
  purchases         (4,668)          -            -              -             -        (48,000)      (48,000)
Treasury stock
  sold               4,668           -        1,000              -             -         48,000        49,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Balance at
  December 31,
  1997           2,475,548      25,000    4,595,000     21,172,000   00  ,93,000              -    25,885,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========
















Consolidated Statement of Changes in Shareholders Equity, continued
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Net income               -           -            -      4,011,000             -              -     4,011,000
Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax benefit
  of $15,000             -           -            -              -       (30,000)             -       (30,000)
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -           -            -      4,011,000       (30,000)             -     3,981,000
Cash dividends
  declared               -           -            -       (965,000)            -              -      (965,000)
Stock issued         5,722           -       90,000              -             -              -        90,000
Treasury stock
  purchases        (15,504)          -            -              -             -       (343,000)     (343,000)
Treasury stock
  sold               5,765           -        2,000              -             -        126,000       128,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Balance at
  December 31,
  1998           2,471,531      25,000    4,687,000     24,218,000        63,000       (217,000)   28,776,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========
























Consolidated Statement of Changes in Shareholders Equity, concluded
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Years ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Net income               -           -            -      4,451,000             -              -     4,451,000
Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax benefit
  of $713,000            -           -            -              -    (1,382,000)             -    (1,382,000)
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -           -            -      4,451,000    (1,382,000)             -     3,069,000
Cash dividends
  declared               -           -            -     (1,206,000)            -              -    (1,206,000)
Treasury stock
  purchases       (107,633)          -            -              -             -     (2,104,000)   (2,104,000)
Treasury stock
  sold               6,149           -            -              -             -        127,000       127,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Balance at
December 31,
1999             2,370,047     $25,000   $4,687,000    $27,463,000   $(1,319,000)   $(2,194,000)  $28,662,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========

The accompanying footnotes are an integral part of these consolidated financial statements
























Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

----------------------------------------------------------------------------
Years ended December 31,                    1999          1998          1997
----------------------------------------------------------------------------
Cash flows from operating activities:
Net income                           $ 4,451,000   $ 4,011,000   $ 3,906,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                             538,000       544,000       582,000
Deferred income taxes                   (235,000)      (58,000)       44,000
Provision for loan losses                645,000       400,000       103,000
Provision for losses on
   other real estate owned                20,000        16,000        14,000
Loans originated for resale           (9,115,000)  (19,039,000)   (2,677,000)
Proceeds from sales of loans           9,197,000    18,930,000     2,879,000
Net (gain) loss on sale or call of
   securities available for sale               -        21,000        (3,000)
(Gain) loss on sale of
   other real estate owned                 6,000        (4,000)       33,000
Net change in other assets and
   accrued interest receivable          (741,000)     (302,000)   (4,355,000)
Net change in other liabilities          830,000       232,000       (84,000)
Net amortization of premium (accretion
   of discount) on investments           (20,000)      210,000        91,000
                                     -----------   -----------   -----------
Net cash provided by
   operating activities                5,576,000     4,961,000       533,000
                                     -----------   -----------   -----------
Cash flows from investing activities:
Proceeds from sales, maturities
   and calls of securities
   available for sale                  2,833,000     7,836,000     4,869,000
Proceeds from maturities and calls of
   securities to be held to maturity  12,557,000    33,739,000    11,757,000
Proceeds from sales of
   other real estate owned               281,000        24,000       634,000
Additional investment in
   other real estate owned                     -             -        (1,000)
Purchases of securities
   available for sale                (28,122,000)  (10,314,000)   (2,711,000)
Purchases of securities
   to be held to maturity            (18,000,000)  (22,134,000)  (22,064,000)
Maturities of interest-bearing
   deposits in other banks                     -             -       975,000
Net increase in loans                (24,074,000)  (28,247,000)  (24,618,000)
Capital expenditures                    (190,000)   (1,539,000)   (1,281,000)
                                     -----------   -----------   -----------
Net cash used in
   investing activities              (54,715,000)  (20,635,000)  (32,440,000)
                                     -----------   -----------   -----------






Consolidated Statements of Cash Flows, concluded
First National Lincoln Corporation and Subsidiary

----------------------------------------------------------------------------
Years ended December 31,                    1999          1998          1997
----------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in demand deposits,
   savings, and money market accounts 12,038,000    16,714,000     1,526,000
Net increase (decrease) in
   certificates of deposit            (8,383,000)   15,209,000    12,678,000
Net increase (decrease) in
   other borrowings                   50,588,000   (14,577,000)   17,889,000
Purchase of Treasury stock            (2,104,000)     (343,000)      (48,000)
Proceeds from sale of Treasury stock     127,000       128,000        49,000
Proceeds from stock issuance                   -        90,000       127,000
Dividends paid                        (1,244,000)     (892,000)     (654,000)
                                     -----------   -----------   -----------
Net cash provided by
   financing activities               51,022,000    16,329,000    31,567,000
                                     -----------   -----------   -----------
Net increase (decrease) in
   cash and cash equivalents           1,883,000       655,000      (340,000)
Cash and cash equivalents at
   beginning of year                   6,338,000     5,683,000     6,023,000
                                     -----------   -----------   -----------
Cash and cash equivalents at
   end of year                       $ 8,221,000   $46,338,000   $05,683,000
                                     -----------   -----------   -----------
----------------------------------------------------------------------------
Interest paid                        $11,591,000   $10,445,000   $ 9,488,000
Income taxes paid                      1,949,000     1,809,000     1,773,000
Non-cash transactions:
Loans transferred to
   other real estate owned              (340,000)     (155,000)      (50,000)
Change in unrealized gain (loss) on
   available for sale securities      (2,095,000)      (45,000)      120,000
----------------------------------------------------------------------------

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities.
     Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity.
     Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and such securities are carried at cost adjusted for the amortization of premiums and accretion of discount.

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

Segments
First National Lincoln Corporation, through the branch network of its subsidiary, The First National Bank of Damariscotta, provides a broad range of financial services to individuals and companies in Mid-Coast Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

Comprehensive Income
Comprehensive income includes both net income and other comprehensive income.
Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and is disclosed in the consolidated statements of changes in shareholders' equity.

Loan Servicing
Servicing rights are recognized when rights are acquired through sale of loans.
Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.
Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.




First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Effect of New Financial Accounting Standards
During 1999, the Bank implemented Statement of Financial Accounting Standards
(SFAS) 125 related to the servicing of financial assets. In 1999, mortgage servicing rights of $360,000 were capitalized, and amortization for the year totaled $85,000. After deducting for a valuation allowance of $72,000, at December 31, 1999, mortgage servicing rights had a fair value of $203,000, which is included in other assets. At December 31, 1999 and 1999, the Bank serviced loans for others totaling $35,546,000 and $30,545,000, respectively.
     In 1999, the Financial Accounting Standards Board (FASB) issued SFAS 134
"Accounting for Mortgage-Backed Securities Retained after the Securitization of
Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," SFAS 135
"Rescission of FASB Statement No. 75 and Technical Corrections", and SFAS 137
"Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133." SFAS 134 and 135 have no effect on the financial condition and results of operations of the Company.
     SFAS 133, which established accounting and reporting standards for derivative instruments and for hedging activity, was amended by SFAS 137. SFAS
137 defers the effective date of SFAS 133 to fiscal years beginning after June
15, 2000. The Bank does not hold any derivative instruments and Management does not expect to enter into derivative transactions in the near future. Should the Bank enter into derivative transactions, SFAS 137 will be followed when effective.

Note 2. Cash and Due from Banks

At December 31, 1999 the Company had a contractual clearing balance of $500,000 at the Federal Reserve Bank.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 1999 and 1998:

-----------------------------------------------------------------------------
December 31, 1999            Amortized   Unrealized  Unrealized    Fair Value
                                  Cost        Gains      Losses    (Estimated)
-----------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency   $13,093,000        8,000    (946,000)   12,155,000
Mortgage-backed securities   4,523,000       46,000    (217,000)    4,352,000
State and political
   subdivisions              7,067,000            -    (531,000)    6,536,000
Other securities            19,407,000            -    (359,000)   19,048,000
                           -----------   ----------   ----------   ----------
                           $44,090,000       54,000  (2,053,000)   42,091,000
                           ===========   ==========   ==========   ==========
Securities to be held to maturity:
U.S. Treasury and agency   $27,860,000      304,000  (2,203,000)   25,961,000
Mortgage-backed securities  13,485,000       16,000    (386,000)   13,115,000
State and political
   subdivisions              4,560,000       34,000     (92,000)    4,502,000
Other securities                 3,000            -           -         3,000
                           -----------   ----------   ----------   ----------
                           $45,908,000      354,000  (2,681,000)   43,581,000
                           ===========   ==========   ==========   ==========
-----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
December 31, 1998            Amortized   Unrealized  Unrealized    Fair Value
                                  Cost        Gains      Losses    (Estimated)
-----------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency   $ 1,994,000       48,000      (6,000)    2,036,000
Mortgage-backed securities   5,880,000      110,000     (39,000)    5,951,000
State and political
   subdivisions              1,290,000            -     (42,000)    1,248,000
Other securities             9,598,000       33,000      (8,000)    9,623,000
                           -----------   ----------   ----------   ----------
                           $18,762,000      191,000     (95,000)   18,858,000
                           ===========   ==========   ==========   ==========
Securities to be held to maturity:
U.S. Treasury and agency   $15,746,000            -     (59,000)   15,687,000
Mortgage-backed
securities                  20,196,000      161,000    (115,000)   20,242,000
State and political
   subdivisions              4,531,000      234,000      (3,000)    4,762,000
Other securities                11,000            -           -        11,000
                           -----------   ----------   ----------   ----------
                           $40,484,000      395,000    (177,000)   40,702,000
                           ===========   ==========   ==========   ==========
-----------------------------------------------------------------------------

     The contractual maturities of investment securities at December 31, 1999 are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral.

-----------------------------------------------------------------------------
                                  Securities            Securities to be
                              available for sale:        held to maturity:
                           ------------------------   -----------------------
                             Amortized   Fair Value    Amortized   Fair Value
                                  Cost   (Estimated)        Cost   (Estimated)
-----------------------------------------------------------------------------
Due in 1 year or less      $         -            -    2,646,000    2,633,000
Due in 1 to 5 years          4,852,000    4,808,000      703,000      693,000
Due in 5 to 10 years        12,876,000   12,279,000      540,000      548,000
Due after 10 years          19,612,000   18,359,000   42,019,000   39,707,000
Equity securities            6,750,000    6,645,000            -            -
                           -----------   ----------   ----------   ----------
                           $44,090,000   42,091,000   45,908,000   43,581,000
                           ===========   ==========   ==========   ==========
-----------------------------------------------------------------------------

     At December 31, 1999 securities carried at $31,066,000, with a market value of $29,465,000, were pledged to secure borrowings from the Federal
Reserve Bank, public deposits, and for other purposes as required by law.
     Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale is summarized below:

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Proceeds from sales                      $  100,000    5,567,000            -
Gross gains                                       -        5,000        3,000
Gross losses                                      -      (26,000)           -
                                         ----------   ----------   ----------
Net gain (loss)                                   -      (21,000)       3,000
                                         ==========   ==========   ==========
Related income taxes                     $        -       (6,000)       1,000
-----------------------------------------------------------------------------

     The realized gain on securities in 1997 was the result of a security which was called at par value by the issuer.

Note 4. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 1999 and 1998:

-----------------------------------------------------------------------------
                                                    1999                 1998
-----------------------------------------------------------------------------
Real estate loans
   Residential                             $ 121,599,000          105,877,000
   Commercial                                 30,305,000           25,585,000
Commercial and industrial loans               41,970,000           38,718,000
State and municipal loans                      7,764,000            7,654,000
Consumer loans                                29,227,000           27,993,000
Residential construction loans                 1,661,000            3,397,000
                                           -------------         ------------
Total loans                                $ 232,526,000          209,224,000
                                           =============         ============
-----------------------------------------------------------------------------

     Loan balances are stated net of deferred loan fees of $267,000 in 1999 and $50,000 in 1998.
     At December 31, 1999 and 1998, loans on non-accrual status totaled
$681,000 and $716,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $64,000 for 1999, $51,000 for 1998 and $50,000 for 1997. Loans past due greater than 90 days which are accruing interest totaled $589,000 at December 31, 1999 and $548,000 at December 31, 1998. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December
31, 1999, 1998 and 1997 were as follows:










First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Balance at beginning of year            $ 1,822,000    1,800,000    1,906,000
                                         ==========   ==========   ==========
Provision charged to operating expenses      645,000      400,000      103,000
                                          2,467,000    2,200,000    2,009,000
Loans charged off                          (543,000)    (452,000)    (337,000)
Recoveries on loans                         111,000       74,000      128,000
                                         ----------   ----------   ----------
Net loans charged off                      (432,000)    (378,000)    (209,000)
                                         ----------   ----------   ----------
Balance at end of year                  $ 2,035,000    1,822,000    1,800,000
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

     Information regarding impaired loans is as follows:

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Average investment in impaired loans      $ 536,000      324,000      361,000
                                         ==========   ==========   ==========
Interest income recognized on
   impaired loans, including cash basis      51,000            -            -
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                                                    1999                 1998
-----------------------------------------------------------------------------
Balance of impaired loans                  $     266,000              302,000
Less portion for which no
   allowance for loan losses is allocated        (24,000)             (39,000)
                                           -------------         ------------
Portion of impaired loan balance
   for which an allowance
   for loan losses is allocated                  242,000              263,000
                                           =============         ============
Portion of allowance for loan losses
   allocated to the impaired loan balance  $      98,000              145,000
-----------------------------------------------------------------------------

     Loans to directors, officers and employees totaled $7,201,000 at December
31, 1999 and $7,637,000 at December 31, 1998. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

-----------------------------------------------------------------------------
                                                    1999                 1998
-----------------------------------------------------------------------------
Balance at beginning of year               $   3,779,000            2,855,000
New loans                                      1,957,000            2,365,000
Repayments                                    (2,208,000)          (1,218,000)
                                           -------------         ------------
Balance at end of year                     $   3,528,000            4,002,000
                                           =============         ============
-----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 5. Bank Premises and Equipment

Bank premises and equipment are carried at cost and consist of the following:

-----------------------------------------------------------------------------
                                                    1999                 1998
-----------------------------------------------------------------------------
Land                                       $   0,903,000              903,000
Land improvements                                333,000              333,000
Bank buildings                                 4,301,000            4,300,000
Equipment                                      5,000,000            4,682,000
                                           -------------         ------------
                                              10,537,000           10,218,000
Less accumulated depreciation                  5,019,000            4,352,000
                                           -------------         ------------
                                           $   5,518,000            5,866,000
                                           =============         ============
-----------------------------------------------------------------------------


Note 6. Other Real Estate Owned

The following summarizes other real estate owned:

-----------------------------------------------------------------------------
                                                    1999                 1998
-----------------------------------------------------------------------------
Real estate acquired in settlement of loans $     372,000             339,000
Less: allowance for losses                        (36,000)            (36,000)
                                            -------------        ------------
Other real estate owned, net                $     336,000             303,000
                                            =============        ============
-----------------------------------------------------------------------------

     Changes in the allowance for each of the three years ended December 31 were as follows:

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Beginning balance                        $   36,000       24,000       31,000
Losses charged to allowance                 (20,000)      (4,000)     (21,000)
Provision charged to income                  20,000       16,000       14,000
                                         ----------   ----------   ----------
Ending balance                           $   36,000       36,000       24,000
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------









First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 7. Income Taxes

The current and deferred components of income tax expense were as follows:

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Federal income tax:
Current                                  $2,034,000    1,703,000    1,655,000
Deferred                                   (235,000)     (58,000)      44,000
                                         ----------   ----------   ----------
                                          1,799,000    1,645,000    1,699,000
State income tax                             73,000       62,000       77,000
                                         ----------   ----------   ----------
                                         $1,872,000    1,707,000    1,776,000
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Expected tax expense                     $2,150,000    1,944,000    1,931,000
Non-taxable income                         (349,000)    (256,000)    (161,000)
State income taxes                           48,000       41,000       51,000
Qualified housing investment tax credit     (31,000)     (31,000)     (38,000)
Other                                        54,000        9,000       (7,000)
                                         ----------   ----------   ----------
                                         $1,872,000    1,707,000    1,776,000
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

     The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

-----------------------------------------------------------------------------
                                                     1999                1998
-----------------------------------------------------------------------------
Allowance for loan losses and OREO           $    486,000             490,000
Deferred loan fees                                 91,000             (24,000)
Non-accrual loan interest                               -               9,000
Accrued pension and post-retirement               139,000             100,000
Depreciation                                      (82,000)            (82,000)
Unrealized (gain) loss on
   securities available for sale                  679,000             (32,000)
Mortgage servicing rights                          69,000                   -
Other assets                                       93,000              41,000
Other liabilities                                 (62,000)            (36,000)
                                            -------------        ------------
Net deferred income tax asset                  $1,413,000             466,000
                                            =============        ============
-----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 1999 and 1998 are as follows:

-----------------------------------------------------------------------------
                                                     1999                1998
-----------------------------------------------------------------------------
Asset                                       $   1,557,000             640,000
                                            =============        ============
Liability                                   $     144,000             174,000
                                            =============        ============
-----------------------------------------------------------------------------

     No valuation allowance is deemed necessary for the deferred tax asset.


Note 8. Certificates of Deposit

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

---------------------------------
2000               $   80,200,000
2001                    8,214,000
2002                    3,141,000
2003                    1,152,000
2004                      335,000
                   --------------
Total              $   93,042,000
---------------------------------

     Interest on certificates of deposit of $100,000 or more was $1,411,000, $1,319,000 and $850,000 in 1999, 1998 and 1997, respectively.


Note 9. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank of Boston
(FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with local municipal and commercial customers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, with a value of $5,942,000 at both December 31, 1999 and 1998; qualifying first mortgage loans, which were valued at $118,268,000 and $105,507,000 in 1999 and 1998, respectively; U.S. Government and Agency securities not pledged to others, which were valued at $30,677,000 in 1999 and $22,339,000 in 1998; and funds on deposit with FHLB, which were $1,000 in both 1999 and 1998.
     As of December 31, 1999, the Bank's total FHLB borrowing capacity was $116,310,000, of which $26,601,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 1999 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.



First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $5,034,000 and $7,876,000 at December 31, 1999 and 1998, respectively, and an aggregate fair value of $4,836,000 and $7,822,000 at December 31, 1999 and 1998, respectively. Borrowed funds at December 31, 1999 and 1998 have the following range of interest rates and maturity dates:

-----------------------------------------------------------------------------
December 31, 1999
-----------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                    4.90%-6.38%        $ 77,155,000
Maturities within two years                   5.05%-5.79%           7,554,000
Maturities within three years                          -                    -
Maturities within four years                           -                    -
Maturities within five years                           -                    -
Maturities over five years                          5.27%           5,000,000
                                            -------------        ------------
                                                                   89,709,000
                                            -------------        ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/99 was 5.25%       variable           2,850,000
Repurchase agreements
Municipal and commercial customers            4.16%-5.35%          12,489,000
                                            -------------        ------------
                                                                 $105,048,000
                                            =============        ============
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
December 31, 1998
-----------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                    5.13%-5.53%        $ 20,463,000
Maturities over one year                            5.53%          24,970,000
                                            -------------        ------------
                                                                   45,433,000
                                            -------------        ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/98 was 4.23%       variable             285,000
Repurchase agreements
Municipal and commercial customers            4.30%-5.35%           8,742,000
                                            -------------        ------------
                                                                $  54,460,000
                                            =============        ============
-----------------------------------------------------------------------------







First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 10. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 15% of their compensation, and the Bank may provide a match of up to 3% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3% of each eligible employee's compensation in 1999, 1998 and 1997.
     The expense related to the 401(k) plan was $165,000, $158,000, and $141,000 in 1999, 1998, and 1997, respectively.

Pension Plans
The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers.
The expense of this supplemental plan was $115,000 in 1999, $84,000 in 1998, and $36,000 in 1997. As of December 31, 1999 and 1998, the accrued liability of this plan was $219,000 and $109,000, respectively.

Post-retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides for life insurance coverage to full-time employees who work until retirement. The Bank also provides health insurance for retired directors. None of these plans are pre-funded.
     The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.
     The following tables sets forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

-----------------------------------------------------------------------------
At December 31,                                      1999                1998
-----------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year:    $     479,000             490,000
Service cost                                        8,000               9,000
Interest cost                                      32,000              32,000
Benefits paid                                     (56,000)            (52,000)
                                            -------------        ------------
Benefit obligation at end of year:          $     463,000             479,000
                                            =============        ============
Funded status:
Benefit obligation at end of year           $    (463,000)           (479,000)
Unrecognized net actuarial loss                   (69,000)            (74,000)
Unamortized prior service cost                    (24,000)            (32,000)
Unrecognized transition obligation                373,000             406,000
                                            -------------        ------------
Accrued benefit cost                        $    (183,000)           (179,000)
                                            =============        ============
-----------------------------------------------------------------------------



First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
Years ended December 31,                       1999         1998         1997
-----------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                             $    8,000        9,000        7,000
Interest cost                                32,000       32,000       32,000
Amortization of unrecognized
   transition asset                          29,000       29,000       29,000
Amortization of prior service cost           (5,000)      (5,000)      (5,000)
Amortization of accumulated gains            (4,000)      (3,000)      (6,000)
                                         ----------   ----------   ----------
Net periodic benefit cost                $   60,000       62,000       57,000
                                         ==========   ==========   ==========
Weighted average assumptions as of December 31:
Discount rate                                  7.0%         7.0%         7.0%
-----------------------------------------------------------------------------


Note 11. Shareholders' Equity

At December 31, 1999, the total number of shares of common stock outstanding was 2,370,047. The total number of shares of common stock authorized by the shareholders is 6,000,000. On November 20, 1997, the Board of Directors declared a 300% stock dividend (equivalent to a four-for-one stock split), payable December 30, 1997, to shareholders of record on December 1, 1997. This increased the total outstanding shares from 618,887 to 2,475,548.
     The Company has reserved 180,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 1999, 92,389 shares had been issued pursuant to these plans, leaving 67,611 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 6,149 shares in 1999, 11,487 shares in 1998, and 15,512 in 1997. Stock sold to directors and employees in 1999 included 6,149 Treasury shares.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted.
All options expire 10 years from the date of grant.
     The following table sets forth options granted in 1999, 1998 and 1997:














First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
                                                             Weighted Average
                                         Number of Shares      Exercise Price
-----------------------------------------------------------------------------
Balance at December 31, 1996                      120,000        $       6.85
     Granted in 1997                               32,000               10.25
                                            -------------        ------------
Balance at December 31, 1997                      152,000                7.56
     Granted in 1998                                6,000               18.25
                                            -------------        ------------
Balance at December 31, 1998                      158,000                7.97
     Granted in 1999                               20,000               19.06
                                            -------------        ------------
Balance at December 31, 1999                      178,000        $       9.21
                                            =============        ============
-----------------------------------------------------------------------------

     For all years, there were no options that were exercised, forfeited, or expired. The range of prices for outstanding and exercisable stock options at December 31, 1999 were as follows:

-----------------------------------------------------------------------------
                                                        Weighted
                                                         Average     Weighted
                                                       Remaining      Average
                                             Number  Contractual     Exercise
                                        Outstanding         Life        Price
-----------------------------------------------------------------------------
Options Outstanding
$6.38 to $10.00                             120,000          5.3   $     6.85
$10.01 to $15.00                             32,000          7.1        10.25
$15.01 to $20.00                             21,000          9.5        18.01
$20.00 to $22.50                              5,000          9.0        22.50
                                         ----------   ----------   ----------
                                            178,000          6.2   $     9.21
                                         ==========   ==========   ==========
Options Exercisable
$6.38 to $10.00                              58,000          5.2   $     6.73
$10.01 to $15.00                             12,000          7.1        10.25
$15.01 to $20.00                                  -            -            -
$20.00 to $22.50                                  -            -            -
                                         ----------   ----------   ----------
                                             70,000          5.5   $     7.34
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

     No compensation cost has been recognized for the Plan. The fair market value of options granted was $93,000 in 1999, $45,000 in 1998, and $83,000 in 1997. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.11 in 1999, $0.07 in 1998, and $0.05 in 1997, risk-free interest rate of 5.25% in 1999, 5.25% in 1998, and 5.36% in 1997, volatility of 13.85% in 1999, 30.17% in
1998,  and 10.69% in 1997 and an expected life of 10 years.



First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Had compensation cost been expensed, net of related income taxes, based on fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Net income
     As reported                         $4,451,000    4,011,000    3,906,000
     Pro forma                            4,390,000    3,981,000    3,851,000
Basic earnings per share
     As reported                               1.84         1.62         1.58
     Pro forma                                 1.81         1.61         1.56
Diluted earnings per share
     As reported                               1.77         1.56         1.55
     Pro forma                                 1.74         1.55         1.52
-----------------------------------------------------------------------------


Note 12. Off-Balance Sheet Financial
Instruments and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments are recorded when funded. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The
Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At
December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:



Page55
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
                                                     1999                1998
-----------------------------------------------------------------------------
Unused lines, collateralized
   by residential real estate               $   9,759,000           8,561,000
Unused credit card lines                       11,103,000           9,900,000
Other unused commitments                       24,329,000          13,983,000
Standby letters of credit                         151,000             241,000
Commitments to extend credit                    6,409,000          12,434,000
-----------------------------------------------------------------------------

     The Company grants residential, commercial and consumer loans to customers principally located in the Mid-Coast region of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of the borrower's ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.


Note 13. Earnings Per Share

In 1997, the Company adopted SFAS No. 128 relating to disclosures on earnings per share and the dilutive effect of options, rights, warrants and other securities. The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

-----------------------------------------------------------------------------
For the Year Ended December 31, 1999         Income        Shares   Per-Share
                                         (Numerator) (Denominator)     Amount
-----------------------------------------------------------------------------
Income as reported                       $4,451,000
                                         ----------   ----------   ----------
Basic EPS: Income available to
    common shareholders                   4,451,000    2,424,385   $     1.84
Effect of dilutive securities:
    incentive stock options                       -       93,001
                                         ----------   ----------   ----------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                  $4,451,000    2,517,386   $     1.77
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------













First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-----------------------------------------------------------------------------
For the Year Ended December 31, 1998         Income        Shares   Per-Share
                                         (Numerator) (Denominator)     Amount
-----------------------------------------------------------------------------
Income as reported                       $4,011,000
                                         ----------   ----------   ----------
Basic EPS: Income available to
    common shareholders                   4,011,000    2,478,223   $     1.62
Effect of dilutive securities:
    incentive stock options                       -       88,538
                                         ----------   ----------   ----------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                  $4,011,000    2,566,761   $     1.56
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
For the Year Ended December 31, 1997         Income        Shares   Per-Share
                                         (Numerator) (Denominator)     Amount
-----------------------------------------------------------------------------
Income as reported                       $3,906,000
                                         ----------   ----------   ----------
Basic EPS: Income available to
    common shareholders                   3,906,000    2,468,250   $     1.58
Effect of dilutive securities:
    incentive stock options                       -       56,208
                                         ----------   ----------   ----------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                  $3,906,000    2,524,458   $     1.55
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

     All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

Note 14. Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Due from Banks
The carrying value of cash and due from banks approximates their relative fair values.






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

Accrued Interest Receivable
The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans for which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits
The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company's net assets could increase.

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

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

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.
Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, bank premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
     The estimated fair values for the Company's financial instruments as of December 31, 1999 and 1998 were as follows:

-----------------------------------------------------------------------------
                               December 31, 1999         December 31, 1998
                           ------------------------  ------------------------
                              Carrying    Estimated     Carrying    Estimated
                                amount   fair value       amount   fair value
-----------------------------------------------------------------------------
Financial assets
Cash & due from banks      $ 8,221,000    8,221,000    6,338,000    6,338,000
Securities available
   for sale                 42,091,000   42,091,000   18,858,000   18,858,000
Securities to be
   held to maturity         45,908,000   43,581,000   40,484,000   40,702,000
Loans held for sale            127,000      127,000      209,000      209,000
Loans (net of allowance
   for loan losses)        230,491,000  227,384,000  207,402,000  207,735,000
Accrued interest
receivable                   2,335,000    2,335,000    1,770,000    1,770,000
Financial liabilities
Deposits                   205,458,000  189,248,000  201,803,000  198,904,000
Borrowed funds             105,048,000  107,297,000   54,460,000   54,561,000
-----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 15. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Merchant discount fees                   $  553,000      359,000      249,000
Mortgage origination and servicing          412,000      247,000            -
-----------------------------------------------------------------------------

     Other operating expense includes the following items greater than 1% of revenues.

-----------------------------------------------------------------------------
                                               1999         1998         1997
-----------------------------------------------------------------------------
Stationery and supplies                  $  162,000      269,000      167,000
Merchant interchange fees                   407,000      235,000      160,000
Postage, freight and express                163,000      138,000      133,000
Exams & audits                              179,000      118,000      112,000
-----------------------------------------------------------------------------


Note 16. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2000 will be 2000 earnings plus retained earnings of $4,178,000 from 1999 and 1998.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice.
The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal
Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.






First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December
31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.
     The actual capital amounts and ratios for the Bank are presented in the following table:

-----------------------------------------------------------------------------
                                                                  To be well-
                                                                  capitalized
                                                             For under prompt
                                                         Capital   corrective
                                                        adequacy       action
                                             Actual     purposes   provisions
-----------------------------------------------------------------------------
As of December 31, 1999
Tier 2 capital to                       $30,972,000   16,912,000   21,140,000
   risk-weighted assets                       14.65%        8.00%       10.00%
Tier 1 capital to                        28,936,000    8,456,000   12,684,000
   risk-weighted assets                       13.69%        4.00%        6.00%
Tier 1 capital to                        28,936,000   13,292,000   16,616,000
   average assets                              8.71%        4.00%        5.00%
-----------------------------------------------------------------------------
As of December 31, 1998
Tier 2 capital to                       $29,919,000   14,345,000   17,932,000
   risk-weighted assets                       16.29%        8.00%       10.00%
Tier 1 capital to                        27,397,000    7,173,000   10,759,000
   risk-weighted assets                       15.28%        4.00%        6.00%
Tier 1 capital to                        27,397,000   11,418,000   14,272,000
   average assets                              9.60%        4.00%        5.00%
-----------------------------------------------------------------------------





First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

-----------------------------------------------------------------------------
                                                                  To be well-
                                                                  capitalized
                                                             For under prompt
                                                         Capital   corrective
                                                        adequacy       action
                                             Actual     purposes   provisions
-----------------------------------------------------------------------------
As of December 31, 1999
Tier 2 capital to                       $32,016,000   16,982,000   21,227,000
   risk-weighted assets                       15.08%        8.00%       10.00%
Tier 1 capital to                        29,981,000    8,491,000   12,736,000
   risk-weighted assets                       14.12%        4.00%        6.00%
Tier 1 capital to                        29,981,000   13,327,000   16,659,000
   average assets                              9.00%        4.00%        5.00%
-----------------------------------------------------------------------------
As of December 31, 1998
Tier 2 capital to                       $30,535,000   14,428,000   18,035,000
   risk-weighted assets                       16.93%        8.00%       10.00%
Tier 1 capital to                        28,713,000    7,214,000   10,821,000
   risk-weighted assets                       15.92%        4.00%        6.00%
Tier 1 capital to                        28,713,000   11,456,000   14,320,000
   average assets                             10.03%        4.00%        5.00%
-----------------------------------------------------------------------------


Note 17. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):

-----------------------------------------------------------------------------
Balance Sheets
December 31,                                         1999                1998
-----------------------------------------------------------------------------
Assets
Cash                                        $      00,128                 194
Dividends receivable                                    -                 500
Investments                                           652                 578
Investment in subsidiary                           27,722              27,446
Other assets                                          513                 437
                                            -------------        ------------
                                            $      29,015              29,155
                                            =============        ============
Liabilities and shareholders' equity
Dividends payable                           $      00,331                 371
Other liabilities                                      22                   8
Shareholders' equity                               28,662              28,776
                                            -------------        ------------
                                            $      29,015              29,155
                                            =============        ============
-----------------------------------------------------------------------------

First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, concluded

-----------------------------------------------------------------------------
Statements of Income
Years ended December 31,                       1999         1998         1997
-----------------------------------------------------------------------------
Investment income                        $   000,35           25   ,        6
Other income                                      -           48           48
                                         ----------   ----------   ----------
Total income                                     35           73           54
                                         ----------   ----------   ----------
Other expense                                    54           63           52
                                         ----------   ----------   ----------
Income (loss) before Bank earnings              (19)          10            2
Equity in earnings of Bank:
Remitted                                      3,395        1,150          550
Unremitted                                    1,075        2,851        3,354
                                         ----------   ----------   ----------
Net income                               $    4,451        4,011        3,906
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                       1999         1998         1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net income                               $    4,451        4,011        3,906
Adjustments to reconcile net income
   to net cash provided
   by operating activities:
Increase in other assets                        (41)          (5)         (17)
Increase in other liabilities                    20            -            -
Unremitted earnings of Bank                  (1,075)      (2,851)      (3,354)
                                         ----------   ----------   ----------
Net cash provided by operating activities     3,355        1,155          535
                                         ----------   ----------   ----------
Cash flows from investment activities:
Proceeds from sales and maturities of
securities available for sale                   100            -            -
Purchases of investments                       (300)        (316)        (240)
                                         ----------   ----------   ----------
Net cash used by investing activities          (200)        (316)        (240)
                                         ----------   ----------   ----------
Cash flows from financing activities:
Proceeds from sale of stock                       -           90          127
Purchase of Treasury stock                   (2,104)        (343)         (48)
Sale of Treasury stock                          127          128           49
Dividends paid                               (1,244)        (892)        (654)
                                         ----------   ----------   ----------
Net cash used in financing activities        (3,221)      (1,017)        (526)
                                         ----------   ----------   ----------
Net decrease in cash                            (66)        (178)        (231)
Cash, beginning of year                         194          372          603
                                         ----------   ----------   ----------
Cash, end of year                        $    0,128          194          372
                                         ==========   ==========   ==========
-----------------------------------------------------------------------------

ITEM 9. Changes in and/or Disagreements with Accountants

     None.
























































ITEM 10. Directors and Executive Officer of the Registrant

The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five (5) nor more than twenty-five
(25) persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten. Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following Directors' terms expire in 2000, and each will be nominated for a re-election for a three-year term as Director expiring in 2003:

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and its wholly owned subsidiary, The First National Bank of Damariscotta (the "Bank") since 1994.
Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior
Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is President of the Boothbay Region YMCA Board of Trustees and Second Vice
President of the Maine Bankers Association.
     Dana L. Dow has served as a Director of the Company and the Bank since
January 1999.  Mr. Dow is President of Dow Furniture, Inc., located in
Waldoboro, Maine, which he purchased from his father in 1977. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak
Valley High School.
     Robert B. Gregory has served as a Director of the Company and the Bank since October 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.

The following Directors' terms will expire in 2001:
     Bruce A. Bartlett has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1981. Mr.
Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994.
     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985, and has served as a Director of the Bank since 1976. Mr.
Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970 and is now retired.
     Stuart G. Smith has served as a Director of the Company and the Bank since
July 1997.  A resident of Camden, he and his wife own and operate Maine Sport
Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden,
Maine.  Mr. Smith is Chairman of the Five-Town CSD School Board.

The following Directors' terms will expire in 2002:
     Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region
Greenhouses with her husband.  Ms. Boyd serves on the Boothbay Region YMCA Camp
Committee and is Secretary for the local chapter of the American Field Service.
Ms. Boyd previously served as trustee of the YMCA, and past chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr.
Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

     David B. Soule, Jr. has served as a Director of the Company and the Bank since June 1989. Mr. Soule has been practicing law in Wiscasset since 1971.
He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association, and is a former Public Administrator, Lincoln County.
     Bruce B. Tindal has served as a Director of the Company and the Bank since
January 1999.  Mr. Tindal formed and is co-owner of Tindal & Callahan Real
Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee of St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development
Corp. Mr. Tindal is also a member of the National Association of Realtors and the Boothbay Harbor Rotary Club.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment
Company Act of 1940, as amended.

Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Company or the Bank:

-------------------------------------------------------------------------------
Name & Age(1)        Office & Position                            Period Served
-------------------------------------------------------------------------------
Daniel R. Daigneault President & Chief Executive Officer           1994 to date
47                   of the Company and of the Bank
F. Stephen Ward      Treasurer of the Company, Senior Vice         1993 to date
46                   President Finance and Investments
                     and Chief Financial Officer of the Bank
Donald C. Means      Clerk of the Company, Senior Vice             1973 to date
62                   President and Senior Loan Officer of the Bank
Walter F. Vietze     Senior Vice President and Senior              1984 to date
58                   Operations Officer of the Bank
Michael T. Martin    Vice President and Credit                     1993 to date
44                   Administration Officer of the Bank
John T. Blamey       Vice President and Banking Services           1994 to date
53                   Officer of the Bank
Charles A. Wootton   Vice President and Retail Services            2000 to date
43                   Officer of the Bank
-------------------------------------------------------------------------------
(1) As of December 31, 1999










     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since
1994.  Prior to being employed by the Bank, Mr. Daigneault was Vice President,
Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has served as Treasurer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing
Officer from 1990 to 1993.  From 1978 to 1990 Mr. Ward was employed by Down
East Enterprises, Inc. Mr. Ward holds a Masters of Business Administration degree in Finance.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by The First National Bank of Boston, a major New
England financial institution. While employed there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank, Portland, Maine. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
    Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit
Administration.
   John T. Blamey has been employed by the Bank since 1989. Mr. Blamey was Strategic Plan Director in 1993-94 and added Sales Director to his responsibilities as Vice President of Banking Services in 1996. Prior to joining the Bank, Mr. Blamey retired from the U.S. Air Force as Lieutenant
Colonel. Mr. Blamey will retire from the Bank on April 1, 2000.
   Charles A. Wootton joined the Bank in January 2000.  From 1981 to 2000 Mr.
Wootton was employed by Camden National Bank, serving as branch manager, commercial loan and business development officer. In 1996, Mr. Wootton became
Vice President responsible for branch administration.

     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section
16(a) filing requirements applicable to them in 1999.











ITEM 11. Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer during 1999, 1998, and 1997. No other Executive
Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 1999, 1998, and 1997.

-------------------------------------------------------------------------------
Name                               Annual                      Long-Term
and                             Compensation                 Compensation
Principal                ----------------------------    ---------------------
Position                Year       Salary     Bonus(1)      Other     # Options
-------------------------------------------------------------------------------
Daniel R. Daigneault    1999    $ 164,300    $ 17,416      $ 9,600(2)     4,000
President and CEO       1998    $ 156,000    $ 14,040      $ 9,600(2)       -0-
                        1997    $ 145,000    $ 13,514      $ 9,550       12,000
-------------------------------------------------------------------------------

(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officer in the 401 (k) Plan. In 1999 the
Company and the Bank contributed to the Bank's Savings and Investment Plan, a matching amount for the salary deferred by Mr. Daigneault equal to 3% of Mr.
Daigneault's earnings and a profit-sharing component of 3% of Mr. Daigneault's earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $160,000. These percentages were equivalent to the 401 (k)
Plan match and profit sharing contributions made for all eligible employees.

Executive Compensation Committee Report

     The Compensation Committee consists of three outside members of the Board of Directors. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions, plus a short- term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance
Compensation for Stakeholders". The overall objective of the program is to shift a portion of employee compensation from base salary to performance based payments. In 1999, total cash payout under this Stakeholder Performance
Compensation program was 10.60% of the participating employees' base salaries.
The cash payout may be deferred to the following calendar year.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 1999 some of the indicators were: loan volume, deposit volume, non-performing loan levels, non-interest income, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of base compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparably sized financial institutions. The committee took into consideration the salary ranges as well as actual salaries paid to Presidents and CEOs of similar banks in establishing the 1999 base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     President Daigneault's base compensation for 1999 was reflective of the Company's overall financial performance in 1998, which, in the opinion of the Compensation Committee, was considered very good. All 1998 goals set for President Daigneault were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Taking these various factors into consideration and in recognition of his performance, the committee increased his base salary by $8,300 to $164,300.
     President Daigneault's 1999 bonus compensation was 10.60% of base compensation, paid in accordance with the Company's Stakeholder Performance
Compensation program for all employees, which was described previously.

           Compensation Committee Members:
           Robert B. Gregory
           Malcolm E. Blanchard
           Carl S. Poole, Jr.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $450 for each meeting attended and $150 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $15,000. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services from other providers in the area. Fees paid by the Bank to its Directors as a group totaled $73,725 in 1999, but no fees are paid to Directors of the Company.
President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.
     The Company has two standing committees of the Board of Directors: Audit and Options. The Bank has six standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, Directors' Loan and Compensation.
Certain members of management also serve on some committees. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members, and the aggregate attendance of Board and Committee meetings by all members of the Board of Directors in 1999 was in excess of 90%.


Stock Option Plan

     In April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock
Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of three outside directors. During 1999, 1998 and 1997, stock options were granted under the 1995 Stock Option Plan, as set forth in the accompanying table.
                1999 Option Committee Members:
           Robert B. Gregory
           Malcolm E. Blanchard
           Carl S. Poole, Jr.

Compensation Committee Interlocks and Insider Participation in Compensation
Decisions

     During 1999, Directors Gregory, Blanchard, and Poole served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain
Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.
































Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards.
While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 1999:

-------------------------------------------------------------------------------
Option Grants During the Year Ended December 31, 1999
-------------------------------------------------------------------------------
                                % of                       Potential realizable
                   Number of options                     value at assumed rates
                  securities granted Exercise             of stock appreciation
                  underlying      in    price                for option term(1)
                     options  fiscal      per Expiration ---------------------
                     granted    year  Share(2)   Date(3)          5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault   4,000   20.0%   $18.50   12/30/09    $ 47,000   $118,000
All other employees    5,000   25.0%    22.50   02/07/09      71,000    179,000
All other employees   11,000   55.0%    17.70   12/30/09     122,000    311,000
-------------------------------------------------------------------------------
All                   20,000  100.0%   $19.06   various     $240,000   $608,000
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

     The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 1999:

-------------------------------------------------------------------------------
Aggregated Option Exercises in 1999 and December 31, 1999 Option Values
-------------------------------------------------------------------------------
                                    Number of securities  Value of unexercised
                                  underlying unexercised          in-the-money
                      Shares         options at year end   options at year end
                    acquired  --------------------------  --------------------
                          on     Value    Exer-  Unexer-     Exer-     Unexer-
                    exercise  realized  cisable  cisable   cisable     cisable
-------------------------------------------------------------------------------
Daniel R. Daigneault      -0-       -0-   36,000   52,000   $344,000   $416,000
All other employees       -0-       -0-   34,000   56,000   $280,000   $280,000
-------------------------------------------------------------------------------
All optionees             -0-       -0-   70,000  108,000   $624,000   $696,000
-------------------------------------------------------------------------------
Description of the Company's Benefit Plans

     The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 1999, 92,389 shares had been issued pursuant to these plans, leaving 67,611 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule
147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     Shares issued under the employee stock purchase plan prior to September
11, 1998, were issued pursuant to exemptions from registration under Section
3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's Common Stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan.
It is available to any employee who has attained the age of 21 and completed six months of continuous service. Eligible employees may contribute to their plan accounts a percentage of their compensation, up to a maximum of 15% annually. The Bank may, by an annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, the Bank may make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it.
Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $80,000 in matching contributions and $85,000 in profit-sharing contributions to this plan in 1999.
Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 1999, 46,575 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 1999, 45,814 shares of the Company's stock had been purchased pursuant to the plan.



     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Employee
Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers.
The projected retirement benefit for President Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The expense for all participants in this supplemental plan was $115,000 in 1999, $84,000 in 1998, and $36,000 in 1997. As of December 31, 1999 and 1998, the accrued liability of this plan was $219,000 and $109,000, respectively.
     On December 15, 1994, the Company's board of directors adopted a Stock
Option Plan (the "Option Plan") for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares
(subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company.
The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
"Code") to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
      Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options
Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death.
Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the underlying shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which are first exercisable in any calendar year may generally not exceed $100,000.


     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held; provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

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

<Graph Appears Here>

-------------------------------------------------------------------------------
Performance graph data   1994      1995      1996      1997      1998      1999
-------------------------------------------------------------------------------
FNLC                   100.00    134.80    171.24    234.47    389.65    290.07
NASD Bank              100.00    144.81    182.69    298.85    263.68    242.63
S&P 500                100.00    137.14    168.24    223.93    287.39    347.28
-------------------------------------------------------------------------------




ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 6, 2000 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name.















































-------------------------------------------------------------------------------
Owners of 5% or More(1)
-------------------------------------------------------------------------------
                                                                Shares  Percent
                                                                 Owned    Owned
-------------------------------------------------------------------------------
Daniel P. & Edith I. Thompson                                  140,804    5.90%
HC 61 Box 039
New Harbor, ME 04545
-------------------------------------------------------------------------------
Directors & Executive Officers
-------------------------------------------------------------------------------
Name                  Position                             Term Shares  Percent
Age                                                     Expires  Owned    Owned
-------------------------------------------------------------------------------
Bruce A. Bartlett    Director of the Bank and the Company; 2001  8,928       *
66                   Chairman, Trust Committee
Malcolm E. Blanchard Director of the Bank and the Company; 2001 30,339    1.27%
65                   Chairman, Executive Committee
Katherine M. Boyd    Director of the Bank and the Company  2002 10,059       *
48
Daniel R. Daigneault President, Chief Executive Officer    2000 64,097(3) 2.68%
47                   and Director of the Bank and the Company
Dana L. Dow          Director of the Bank and the Company  2000    667       *
48
Robert B. Gregory    Chairman of The Board of Directors    2000 13,537       *
46                   of the Bank and the Company
Carl S. Poole, Jr.   Director of the Bank and the Company; 2002 88,692    3.71%
54                   Chairman, Asset/Liability Committee
Stuart G. Smith      Director of the Bank and the Company; 2001 13,129       *
47                   Chairman, Directors' Loan Committee
David B. Soule, Jr.  Director of the Bank and the Company; 2002  6,890       *
54                   Chairman, Audit Committees of the
                     Bank and the Company
Bruce B. Tindal      Director of the Bank and the Company  2002  1,067       *
49
-------------------------------------------------------------------------------
Total Ownership of all Directors and group                     309,179(3)12.95%
Executive Officers as a
-------------------------------------------------------------------------------

* Less than one percent of total outstanding shares
(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities
Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person.
(2) As of December 31, 1999.
(3) Includes exercisable stock options.







ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal
Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others.
     In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 1999 to the Company's Directors, Executive Officers and their associates was $3,618,000, which constituted 1.56% of the Bank's total loans outstanding at that date.






































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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 27 Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December
31, 1999.


































SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title and Date


     Daniel R. Daigneault               President and Director
     Daniel R. Daigneault              (Principal Executive Officer)
                                        March 23, 2000

     F. Stephen Ward                    Treasurer
     F. Stephen Ward                   (Principal Financial Officer,
                                        Principal Accounting Officer)
                                        March 23, 2000

     Robert B. Gregory                  Director and
     Robert B. Gregory                  Chairman of the Board
                                        March 23, 2000

     Bruce A. Bartlett                  Director
     Bruce A. Bartlett                  March 23, 2000

     Malcolm E. Blanchard               Director
     Malcolm E. Blanchard               March 23, 2000

     Katherine M. Boyd                  Director
     Katherine M. Boyd                  March 23, 2000

     Dana L. Dow                        Director
     Dana L. Dow                        March 23, 2000

     Carl S. Poole, Jr.                 Director
     Carl S. Poole, Jr.                 March 23, 2000

     Stuart G. Smith                    Director
     Stuart G. Smith                    March 23, 2000

     David B. Soule, Jr.                Director
     David B. Soule, Jr.                March 23, 2000

     Bruce A. Tindal                    Director
     Bruce A. Tindal                    March 23, 2000


