Form 10-Q
period 2000-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2000-05-15
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      March 31, 2000


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at March 31, 2000
       Common Stock, Par One Cent                       2,387,847

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Independent Accountants' Report ............................      1

         Financial Statements
         Consolidated Balance Sheets -
           March 31, 2000, March 31, 1999, and December 31, 1999 ....  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three months
           ended March 31, 2000 and March 31, 1999 ..................  4 - 5

         Consolidated Statements of Cash Flows - for the three months ended March 31, 2000 and March 31, 1999 ..................  6 - 7

         Footnotes to Financial Statements -
           Three months ended March 31, 2000 and March 31, 1999......      8

     Item 2: Management's discussion and analysis of
             financial condition and results of operations .......... 9 - 14


PART II     Other Information

     Item 1: Legal Proceedings ......................................     15

     Item 2: Changes in Securities ..................................     16

     Item 3: Defaults Upon Senior Securities ........................     17

     Item 4: Submission of Matters to a Vote of Security Holders ....     18

     Item 5: Other Information ......................................     19

     Item 6: Exhibits and reports on Form 8-K .......................     20

Signatures ..........................................................     21

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
May 4, 2000

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           3/31/00     3/31/99    12/31/99
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                   $  9,348    $  5,620    $  8,221

Investments:

 Available for sale                         44,885      31,145      42,091

 Held to maturity (market values $43,375
   at 3/31/00, $39,597 at 3/31/99 and
   $43,581 at 12/31/99)                     46,215      39,846      45,908

Loans held for sale (which approximates
   market value at 12/31/99)                     0           0         127

Loans                                      241,801     216,322     232,526
Less allowance for loan losses               2,041       1,822       2,035

     Net loans                             239,760     214,500     230,491

Accrued interest receivable                  2,473       2,006       2,335
Bank premises and equipment                  5,384       5,753       5,518
Other real estate owned                        296         398         336
Other assets                                 5,984       5,421       6,260

        Total Assets                      $354,345    $304,689    $341,287

BALANCE SHEETS CONT.


                                           3/31/00     3/31/99    12/31/99
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Shareholders' Equity

Demand deposits                           $ 16,362    $ 15,125    $ 17,746
NOW deposits                                36,037      32,169      36,714
Money market deposits                       14,696       7,885      16,607
Savings deposits                            39,302      38,640      41,349
Certificates of deposit                     69,101      76,544      70,859
Certificates $100M and over                 35,359      26,516      22,183

     Total deposits                        210,857     196,879     205,458



Borrowed funds                             111,274      76,342     105,048
Other liabilities                            2,639       2,095       2,119

     Total Liabilities                     324,770     275,316     312,625

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,853       4,686       4,687
Retained earnings                           28,215      24,974      27,463
Net unrealized gains (losses) on
   available-for-sale securities            (1,244)        (91)     (1,319)
Treasury stock                              (2,274)       (221)     (2,194)

    Total Shareholders' Equity              29,575      29,373      28,662

       Total Liabilities &
           Shareholders' Equity           $354,345    $304,689    $341,287


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued and outstanding  2,387,847   2,470,157   2,370,047
Book value per share                        $12.39      $11.89      $12.09

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                    For the three months ended March 31,
                                                   2000            1999
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 5,015         $ 4,379
     Interest on deposits with other banks            1               5
     Interest and dividends on investments        1,479           1,026

     Total interest income                        6,495           5,410

Interest expense:

     Interest on deposits                         1,821           1,774
     Interest on borrowed funds                   1,568		  849

     Total interest expense                       3,389           2,623

Net interest income                               3,106           2,787

Provision for loan losses                           150              90

     Net interest income after provision
        for loan losses                           2,956           2,697

Other operating income:

     Fiduciary income                               167             137
     Service charges on deposit accounts            198             149
     Other operating income                         263             253

     Total other operating income                   628             539

Other operating expenses:

     Salaries and employee benefits               1,067             959
     Occupancy expense                              132             119
     Furniture and equipment expense                176             167
     Other                                          642             525

     Total other operating expenses               2,017           1,770

Income before income taxes                        1,567           1,466
Applicable income taxes                             456             438
NET INCOME                                      $ 1,111         $ 1,028

STATEMENTS OF INCOME CONT.



                                                   2000            1999
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)on available for
      sale securities arising during period           75 		 (49)
  Total other comprehensive income, net of
      taxes of $39 in 2000 and $(25) in 1999          75           (49)

COMPREHENSIVE INCOME				       $ 1,186         $ 979


Earnings per common share:

Basic earnings per share                           $0.47         $0.42
Diluted earnings per share                         $0.45         $0.40
Cash dividends declared per share                  $0.15         $0.11
Weighted average number of shares
   outstanding                                 2,382,284     2,470,620
Dilutive effect of stock options
   in number of shares                            80,572        88,538

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the three months ended March 31,
(000 omitted)                                             2000          1999
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                            $1,111         1,028
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         139           153
      Provision for loan losses                            150            90
      Loans originated for resale                         (236)       (4,909)
      Proceeds from sales and transfers of loans           363         5,118
      Losses related to other real estate owned              5            11
      Net change in other assets and accrued interest      138           (81)
      Net change in other liabilities                      483           506
      Net amortization of premium (accretion of discounts)
      on investments           				      (4)           15

        Net cash provided by operating activities        2,149         1,931

Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                       172           596
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                   603         8,620
     Proceeds from sales of other real estate owned         35            40
     Purchases of securities available for sale         (2,842)      (13,114)
     Purchases of securities to be held to maturity       (918)       (8,000)
     Net increase in loans                              (9,419)       (7,334)
     Capital expenditures                                   (5)          (40)

          Net cash used in investing activities        (12,374)      (19,232)

Cash flows from financing activities:
     Net decrease in demand deposits,
         savings, money market and club accounts        (6,019)       (6,559)
     Net increase in certificates of deposit            11,418         1,635
     Net increase in other borrowings                    6,226        21,882
     Payment to repurchase common stock                    (80)          (57)
     Proceeds from sale of Treasury stock                   12            53
     Net proceeds from stock issuance                      154             0
     Dividends paid                                       (359)         (371)
          Net cash provided by financing activities     11,352        16,583

STATEMENTS OF CASH FLOWS CONT.



                                                          2000          1999
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                      1,127          (718)
Cash and cash equivalents at beginning
   of period                                             8,221         6,338

 Cash and cash equivalents at end of
    period                                              $9,348        $5,620



Interest paid                                           $3,389        $2,623
Income taxes paid                                            0             0

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          0           146
    Net change in unrealized gain (loss) on
        available for sale securities                       75           (49)

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary for the three-month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the three months ended March 31, 2000 was $1,111,000, an increase of 8.1% over 1999's net income of $1,028,000. Revenue growth was the primary factor in the Company's increased earnings for the first three months of 2000 compared to the same period in 1999. This was a direct result of asset growth, which produced higher levels of net interest income. During the period, the loan and investment portfolios increased by a combined $12.4 million, which Management views as excellent for the first quarter of the year.
     Earnings per share for the first quarter of 2000 were $0.47, a 12.1% increase over the $0.42 reported in 1999.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 2000 was $3,106,000, an 11.4% increase over 1999's net interest income of $2,787,000. Total interest income of $6,495,000 is a 20.1% increase over 1999's total interest income of $5,410,000. Total interest expense of $3,389,000 is a 29.2% increase over 1999's total interest expense of $2,623,000. The increases in both interest income and interest expense was due to a combination of significantly higher balances and higher interest rates.

PROVISION FOR LOAN LOSSES

     A $150,000 provision to the allowance for loan losses was made during the first three months of 2000. This is a $60,000 increase over the $90,000 provision made for the same period of 1999. The increase was due to increases in the commecial loan portfolio and the added risk these loans carry. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $195,000 at March 31, 2000. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2000 was $166,000.

NON-INTEREST INCOME

     Non-interest income was $628,000 for the three months ended March 31, 2000, an increase of 16.5% from 1999's non-interest income of $539,000. The increase was due to increased service charge income on deposit accounts connected with the increase in the Bank's core deposits, as well as increases in merchant credit card income and fiduciary income. These increases were offset by decreased mortgage origination and servicing income. While demand for residential mortgages has been strong, the Bank chose to retain most of the production in portfolio, resulting in decreased gains on sales of loans -- only $363,000 were sold in the first three months of 2000 compared to $5,118,000 for the same period in 1999. In addition, the Company's adoption of SFAS 125 produced a one-time gain in the second quarter of 1999 relating to mortgage servicing rights which results in a reduction of the future recognition of servicing income on those loans.

MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

     Non-interest expense of $2,017,000 for the three months ended March 31, 2000, is an increase of 14.0% from 1999's non-interest expense of $1,770,000. This increase has been primarily due to increases in staffing and software costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, increases in merchant credit card costs which were offset by an increase in merchant credit card income.

INCOME TAXES

     Income taxes on operating earnings increased to $456,000 for the first three months of 1999 from $438,000 for the same period a year ago. Due to the Company's increased holdings of tax-exempt securities, the increase in income taxes was very small.

INVESTMENTS

     The Company's investment portfolio increased by $20.1 million or 28.3% between March 31, 1999 and March 31, 2000, a direct result of an attractive investment climate which resulted from a steepening of the yield curve. During the first three months of 2000, the investment portfolio increased by $3.1 million or 3.5%. At March 31, 2000, the Company's available-for-sale portfolio had an unrealized loss, net of taxes, of $1.2 million, which is in line with the interest rates increases seen in the third and fourth quarters of 1999 and the first quarter of 2000.

LOANS

     Loans grew by $25.4 million or 11.8% between March 31, 1999 and March 31, 2000. The majority of this growth came in commercial loans, the Company's highest earning assets, along with very strong growth in mortgage loans. During the first three months of 2000, loans increased by $9.3 million or 4.0%.

DEPOSITS

     As of March 31, 2000, deposits grew year-over year by 7.1% or $14.0 million. The majority of this increase came in core deposits (checking, savings and money market accounts) which are the Company's lower cost sources of funding. For the same period, certificates of deposit increased by $1.0 million. During the first three months of 2000, deposits increased by $5.4 million or 2.6%. The majority of this growth was in certificates of deposit from national markets which can be done efficiently and in large quantities, without a material impact on interest margins.

BORROWED FUNDS

     The Company's funding also includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between March 31, 1999 and March 31, 2000, borrowed funds increased by $34.9 million or 45.8%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first three months of 2000, borrowed funds increased by $6.2 million or 5.9%.

MANAGEMENT'S DISCUSSION CONT.

SHAREHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Shareholders' investment as of March 31, 2000 was $29,575,000 compared to $29,373,000 for the same period in 1999. The Company's strong earnings performance in the preceeding 12 months was offset by the recognition of a net unrealized after-tax loss on available-for-sale securities, as required under SFAS 115, and by the buyback of $2,041,000 of treasury stock.

     During 1999, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 14 cents per share. In 2000, a cash dividend of 15 cents per share was declared in the first quarter compared to 11 cents in the first quarter of 1999.

     Regulatory leverage capital ratios for the Company were 8.94% and 9.64%, respectively, at March 31, 2000 and March 31, 1999. The decrease was due to the acquisition of treasury stock, which reduces capital. The Company had a tier one risk-based capital ratio of 13.95% and tier two risk-based capital ratio of 14.88% at March 31, 2000, compared to 14.00% and 15.00%, respectively, at March 31, 1999. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of March 31, 2000 the Bank had primary sources of liquidity of $37.6 million, or 10.7% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

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

MANAGEMENT'S DISCUSSION CONT.

     At March 31, 2000 and 1999, loans on a non-accrual status totaled $1,618,000 and $939,000, respectively. In Management's opinion, this increase is not refelctive of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in one credit. In addition to loans on a non-accrual status at March 31, 2000 and 1999, loans past due greater than 90 days totaled $277,000 and $286,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

C. Delinquent loans are reviewed weekly by the Bank's Collections Officer and Senior Credit Officer.

D. A tickler system is utilized to insure timely receipt of current information (such as financial statements, appraisals or credit memos to the credit file).

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

MANAGEMENT'S DISCUSSION CONT.

ACCOUNTING PRONOUNCEMENTS

During 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." SFAS 133, which established accounting reporting standards for derivative instruments and for hedging activity, was amended by SFAS 137. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Bank does not hold any derivative instruments and Management does not expect to enter into derivative transactions in the near future. Should the Bank enter into derivative transactions, SFAS 137 will be followed when effective.

YEAR 2000 ISSUE

As a result of extensive preparations for the century date change that began in 1997, the Company experienced no problems with its computer systems or other affected areas on January 1, 2000.

     In prior filings, the Company disclosed its estimated cost to address Year 2000 issues at approximately $1 million. This included $400,000 for the purchase of hardware and software for the new core banking system, $250,000 for new personal computers and networking hardware, and $50,000 for new telephone equipment. These expenditures are being amortized over a three-to-five year period. In addition to hardware and software, the total includes a human-resources allocation of $300,000, which was expensed as incurred. Of this, only $25,000 was an incremental expense, which included summer college students, overtime for existing personnel, and outside support. The remaining $275,000 was an allocation of existing human resources costs. The Company did not incur any additional costs for Year 2000 preparations beyond those previously disclosed.

     In Management's opinion, the Company's major Year 2000 risks were primarily related to key counterparties which are beyond the Company's control, including the Federal Reserve Bank and the Federal Home Loan Bank - upon which the Company is dependent for liquidity and funds transfer needs. The Company experienced no problems or issues related to the century date change with either counterparty.

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



                                   FIRST NATIONAL LINCOLN CORPORATION



May 15, 2000                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 15, 2000                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer