Form 10-Q
period 2000-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2000-08-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      June 30, 2000


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at June 30, 2000
       Common Stock, Par One Cent                       2,387,451

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Independent Accountants' Report ............................      1

         Financial Statements

         Consolidated Balance Sheets -
           June 30, 2000, June 30, 1999, and December 31, 1999 ....    2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three and six months
           ended June 30, 2000 and June 30, 1999 ..................    4 - 7

         Consolidated Statements of Cash Flows - for the six months
           ended June 30, 2000 and June 30, 1999 ..................    8 - 9

         Footnotes to Financial Statements -
           six months ended June 30, 2000 and June 30, 1999.........      10

     Item 2: Management's discussion and analysis of
           financial condition and results of operations ........... 11 - 16


PART II     Other Information

     Item 1: Legal Proceedings ......................................     17

     Item 2: Changes in Securities ..................................     18

     Item 3: Defaults Upon Senior Securities ........................     19

     Item 4: Submission of Matters to a Vote of Security Holders ....20 - 22

     Item 5: Other Information ......................................     23

     Item 6: Exhibits and reports on Form 8-K .......................     24

Signatures ..........................................................     25

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
August 11, 2000

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           6/30/00     6/30/99    12/31/99
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                   $ 10,342    $  6,548    $  8,221

Investments:

 Available for sale                         46,216      35,864      42,091

 Held to maturity (market values $39,819
   at 6/30/00, $46,773 at 6/30/99 and
   $43,581 at 12/31/99)                     42,563      48,061      45,908

Loans held for sale (fair value
   approximates cost)                           60           0         127

Loans                                      252,391     225,699     232,526
Less allowance for loan losses               2,106       2,043       2,035

     Net loans                             250,285     223,656     230,491

Accrued interest receivable                  2,970       2,557       2,335
Bank premises and equipment                  5,323       5,650       5,518
Other real estate owned                        355         231         336
Other assets                                 6,105       5,586       6,260

        Total Assets                      $364,219    $328,153    $341,287

BALANCE SHEETS CONT.


                                           6/30/00     6/30/99    12/31/99
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Shareholders' Equity

Demand deposits                           $ 24,275    $ 16,353    $ 17,746
NOW deposits                                38,926      32,921      36,714
Money market deposits                       11,082       7,996      16,607
Savings deposits                            38,205      39,570      41,349
Certificates of deposit                     68,537      77,182      70,859
Certificates $100M and over                 40,532      27,764      22,183

     Total deposits                        221,557     201,786     205,458



Borrowed funds                             109,957      96,520     105,048
Other liabilities                            2,342       1,535       2,119

     Total Liabilities                     333,856     299,841     312,625

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,686       4,687
Retained earnings                           29,006      25,791      27,463
Net unrealized losses on
   available-for-sale securities            (1,239)       (667)     (1,319)
Treasury stock                              (2,116)     (1,523)     (2,194)

    Total Shareholders' Equity              30,363      28,312      28,662

       Total Liabilities &
           Shareholders' Equity           $364,219    $328,153    $341,287


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued and outstanding  2,387,451   2,406,786   2,370,047
Book value per share                        $12.72      $11.76      $12.09

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


For the six months ended June 30,
                                                   2000            1999
(000 OMITTED)
(Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $10,294           8,909
     Interest on deposits with other banks           15              11
     Interest and dividends on investments        3,020           2,282

     Total interest income                       13,329          11,202

Interest expense:
     Interest on deposits                         3,815           3,570
     Interest on borrowed funds                   3,222           1,930

     Total interest expense                       7,037           5,500

Net interest income                               6,292           5,702

Provision for loan losses                           300             375

     Net interest income after provision
        for loan losses                           5,992           5,327

Other operating income:
     Fiduciary income                               336             270
     Service charges on deposit accounts            433             327
     Net securities gains (losses)                    0               0
     Other operating income                         560             722

     Total other operating income                 1,329           1,319


Other operating expenses:
     Salaries and employee benefits               2,136           1,912
     Occupancy expense                              256             231
     Furniture and equipment expense                347             348
     Other                                        1,356           1,117

     Total other operating expenses               4,095           3,608

Income before income taxes                        3,226           3,038
Applicable income taxes                             941             904

NET INCOME                                       $2,285          $2,134

STATEMENTS OF INCOME CONT.



For the six months ended June 30,
                                                   2000            1999
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                          80            (730)
Total other comprehensive income (loss), net of
      taxes of $41 in 2000 and $(376) in 1999        80            (730)


INCOME AND NON-OWNER CHANGES IN EQUITY           $2,365          $1,404


Earnings per common share:

Basic earnings per share                          $0.96           $0.87
Diluted earnings per share                        $0.93           $0.83
Cash dividends declared per share                 $0.31           $0.23
Weighted average number of shares
   outstanding                                2,386,261       2,462,502
Incremental Shares                               80,508          98,459

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                         For the quarters ended June 30,
                                                   2000            1999
(000 OMITTED)
(Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $ 5,279           4,530
     Interest on deposits with other banks           14               6
     Interest and dividends on investments        1,542           1,256

     Total interest income                        6,835           5,792

Interest expense:
     Interest on deposits                         1,994           1,795
     Interest on borrowed funds                   1,654           1,081

     Total interest expense                       3,648           2,876

Net interest income                               3,187           2,916

Provision for loan losses                           150             285
     Net interest income after provision
        for loan losses                           3,037           2,631

Other operating income:
     Fiduciary income                               169             132
     Service charges on deposit accounts            234             179
     Other operating income                         297             469

     Total other operating income                   700             780

Other operating expenses:

     Salaries and employee benefits               1,068             953
     Occupancy expense                              124             112
     Furniture and equipment expense                172             182
     Other                                          714             593

     Total other operating expenses			  2,078           1,840

Income before income taxes                        1,659           1,571
Applicable income taxes                             486             465

NET INCOME                                       $1,173          $1,106

STATEMENTS OF INCOME CONT.



                                         For the quarters ended June 30,
                                                   2000            1999
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                           5           (576)
  Total other comprehensive income (loss), net
 Of taxes of $2 in 2000 and $(297) in 1999            5           (576)

INCOME AND NON-OWNER CHANGES IN EQUITY           $1,178           $530


Earnings per common share:

Basic earnings per share                          $0.49           $0.45
Diluted earnings per share                        $0.47           $0.44
Cash dividends declared per share                 $0.16           $0.12
Weighted average number of shares
   outstanding                                2,390,237       2,434,821
Incremental Shares                               80,508          98,459

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the six months ended June 30,

                                                          2000          1999
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $2,285         2,134
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         271           262
      Provision for loan losses                            300           375
      Loans originated for resale                       (1,171)       (7,267)
      Proceeds from sales and transfers of loans         1,238         7,476
      Losses related to other real estate owned              5             6
      Net change in other assets and accrued interest     (480)         (797)
      Net change in other liabilities                      130           226
      Net amortization of premium (accretion of
        discounts) on investments                          (63)           11

        Net cash provided by operating activities        2,515         2,426

Cash flows from investing activities:
     Proceeds from sales, maturities and calls of
       securities available for sale                     1,433         2,307
     Proceeds from sales, maturities and calls of
       securities to be held to maturity                 2,508        10,400
     Proceeds from sales of other real estate owned         36           212
     Purchases of securities available for sale         (4,412)      (20,408)
     Purchases of securities to be held to maturity       (125)      (18,000)
     Net increase in loans                             (20,154)      (16,775)
     Capital expenditures                                  (76)          (46)

          Net cash used in investing activities        (20,790)      (42,310)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts            72        (3,538)
     Net increase in certificates of deposit            16,027         3,521
     Net increase in other borrowings                    4,909        42,060
     Payment to repurchase common stock                   (156) 	    (1,396)
     Proceeds from sale of Treasury stock                  234            89
     Dividends paid                                       (690)         (642)

          Net cash provided by financing activities     20,396        40,094

STATEMENTS OF CASH FLOWS CONT.



                                                          2000          1999
                                                    (Unaudited)   (Unaudited)


Net increase in cash and cash equivalents                2,121         	 210
Cash and cash equivalents at beginning
   of period                                             8,221         6,338

 Cash and cash equivalents at end of
    period                                             $10,342        $6,548



Interest paid                                           $7,036        $5,499
Income taxes paid                                          947           871

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         60           146
    Net change in unrealized gain (loss) on
        available for sale securities                       80 	      (730)

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary for the six-month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.
     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the six months ended June 30, 2000 was $2,285,000, an increase of 7.1% over 1999's net income of $2,134,000. Revenue growth was the primary factor in the Company's increased earnings for the first six months of 2000 compared to the same period in 1999. This was a direct result of asset growth, which produced higher levels of net interest income. During the period, the loan and investment portfolios increased by a combined $20.5 million, which Management views as excellent for the first half of the year.
     Earnings per share for the first quarter of 2000 were $0.96, a 10.3% increase over the $0.87 reported in 1999.
     Net income for the three months ended June 30, 2000 was $1,173,000, an increase of 6.1% over 1999's net income of $1,106,000. As with the Company's year-to-date performance, revenue growth was the primary factor in the increased earnings posted for the second quarter of 2000 compared to the same period in 1999.
     Earnings per share for the second quarter of 2000 were $0.49, a 8.9% increase over the $0.45 reported in 1999.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 2000 was $6,292,000, a 10.3% increase over 1999's net interest income of $5,702,000. Total interest income of $13,329,000 is a 19.0% increase over 1999's total interest income of $11,202,000. Total interest expense of $7,037,000 is a 27.9% increase over 1999's total interest expense of $5,500,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and higher interest rates.
     Net interest income for the three months ended June 30, 2000 was $3,187,000, a 9.3% increase over 1999's net interest income of $2,916,000. Total interest income of $6,835,000 is an 18.0% increase over 1999's total interest income of $5,792,000. Total interest expense of $3,648,000 is a 26.8% increase over 1999's total interest expense of $2,876,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and higher interest rates

PROVISION FOR LOAN LOSSES

     A $300,000 provision to the allowance for loan losses was made during the first six months of 2000. This is a $75,000 decrease from the $375,000 provision made for the same period of 1999. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $490,637 at June 30, 2000. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2000 was $150,527.

MANAGEMENT'S DISCUSSION CONT.


NON-INTEREST INCOME

     Non-interest income was $1,329,000 for the six months ended June 30, 2000, an increase of $10,000 from 1999's non-interest income of $1,319,000. However, 1999's non-interest income included a one-time gain of $189,000 due to adoption of SFAS 125 which governs the account treatment for mortgage servicing rights. Without the 1999 item, the increase would have been $199,000 or 17.6% for the six-month period.
     The increase in fee income was due to increased service charge income on deposit accounts connected with the increase in the Bank's core deposits, as well as increases in merchant credit card income and fiduciary income. These increases were offset by decreased mortgage origination and servicing income. While demand for residential mortgages has been strong, the Bank chose to retain most of the production in portfolio, resulting in decreased gains on sales of loans -- only $1,238,000 were sold in the first six months of 2000 compared to $7,476,000 for the same period in 1999. In addition, the Company's adoption of SFAS 125, which produced the one-time gain in the second quarter of 1999 relating to mortgage servicing rights, results in a reduction of the subsequent recognition of servicing income on those loans.
     Non-interest income was $700,000 for the three months ended June 30, 2000, an increase of 18.4% from 1999's non-interest income after adjusting for the one-time second quarter gain mentioned above. The increase was due to increased service charge income on deposit accounts connected with the increase in the Bank's core deposits, as well as increases in merchant credit card income and fiduciary income. These increases were offset by decreased mortgage origination and servicing income.

NON-INTEREST EXPENSE

     Non-interest expense of $4,095,000 for the six months ended June 30, 2000, is an increase of 13.5% from 1999's non-interest expense of $3,608,000. This increase has been primarily due to increases in staffing and software costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, increases in merchant credit card costs which were offset by an increase in merchant credit card income.
     Non-interest expense of $2,078,000 for the three months ended June 30, 2000, is an increase of 12.9% from 1999's non-interest expense of $1,840,000 for the reasons stated above

INCOME TAXES

     Income taxes on operating earnings increased to $941,000 for the first six months of 1999 from $904,000 for the same period a year ago. Due to the Company's increased holdings of tax-exempt securities, the increase in income taxes was very small.

MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

     The Company's investment portfolio increased by $4.9 million or 5.8% between June 30, 1999 and June 30, 2000, a direct result of an attractive investment climate which resulted from a steepening of the yield curve. During the first six months of 2000, the investment portfolio increased by $0.8 million or 0.9%. At June 30, 2000, the Company's available-for-sale portfolio had an unrealized loss, net of taxes, of $1.2 million, which is in line with the interest rates increases seen in the second half of 1999 and the first half of 2000.

LOANS

     Loans grew by $26.6 million or 11.9% between June 30, 1999 and June 30, 2000. The majority of this growth came in commercial loans, the Company's highest earning assets, along with very strong growth in mortgage loans. During the first six months of 2000, loans increased by $19.8 million or 8.6%.

DEPOSITS

     As of June 30, 2000, deposits grew year-over year by 9.8% or $19.8 million. The majority of this increase came in core deposits (checking, savings and money market accounts) which are the Company's lower cost sources of funding. For the same period, certificates of deposit increased by $4.1 million. During the first six months of 2000, deposits increased by $16.1 million or 7.8%. The growth was in certificates of deposit.

BORROWED FUNDS

     The Company's funding also includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between June 30, 1999 and June 30, 2000, borrowed funds increased by $13.4 million or 13.9%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first six months of 2000, borrowed funds increased by $4.9 million or 4.7%.


SHAREHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Shareholders' investment as of June 30, 2000 was $30,363,000 compared to $28,312,000 for the same period in 1999. While the Company's strong earnings performance in the preceeding 12 months has added significantly to retained earnings, this was offset by an increase in the net unrealized after-tax loss on available-for-sale securities, as required under SFAS 115, and by the net buyback of $593,000 of treasury stock.
     During 1999, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 14 cents per share. In 2000, a cash dividend of 15 cents per share was declared in the first quarter compared to 11 cents in the first quarter of 1999 and a cash dividend of 16 cents per share was declared in the second quarter compared to 12 cents in the second quarter of 1999.

MANAGEMENT'S DISCUSSION CONT.


     Regulatory leverage capital ratios for the Company were 8.84% and 9.14%, respectively, at June 30, 2000 and June 30, 1999. The decrease was due to asset growth and repurchase of the Company's shares. The Company had a tier one risk-based capital ratio of 13.77% and tier two risk-based capital ratio of 14.68% at June 30, 2000, compared to 14.15% and 15.15%, respectively, at June 30, 1999. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of June 30, 2000 the Bank had primary sources of liquidity of $29.1 million, or 8.0% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.


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

C. Commercial properties. We loan up to 75% of the appraised value and, once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc. A certified or licensed appraiser is used for all appraisals.
     At June 30, 2000 and 1999, loans on a non-accrual status totaled $1,859,000 and $1,247,000, respectively. In Management's opinion, this increase is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in three credits. In addition to loans on a non-accrual status at June 30, 2000 and 1999, loans past due greater than 90 days and still accruing totaled $184,000 and $255,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

MANAGEMENT'S DISCUSSION CONT.

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

MANAGEMENT'S DISCUSSION CONT.

ACCOUNTING PRONOUNCEMENTS

     During 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." SFAS 133, which established accounting reporting standards for derivative instruments and for hedging activity, was amended by SFAS 137. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. While the Bank does not hold any derivative instruments at the present time, SFAS 137 will be followed when effective should the Bank enter into derivative transactions.

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

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 25, 2000, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 6, 2000 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,387,600 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at ten.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten.
     The results of the shareholder voting had 2,079,306 shares in favor, 5,800 shares against, 560 shares withheld voting, and 301,934 shares not voting.

PROPOSAL 2:  Election of Directors

     The following were nominees for three-year terms as Director:

     Daniel R. Daigneault has served as President and Chief Executive Officer and as a member of the Board of Directors of both the Company and it wholly owned subsidiary, The First National Bank of Damariscotta (the "Bank") since 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is President of the Boothbay Region YMCA Board of Trustees and Second Vice President of the Maine Bankers Association.

     Dana L. Dow has served as a Director of the Company and the Bank since January 1999. Mr. Dow is President of Dow Furniture, Inc., located in Waldoboro, Maine which he purchased from his father in 1977. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.

     Robert B. Gregory has served as Director of the Company and the Bank since October 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.

The following Directors' terms will expire in 2001:

     Bruce A. Bartlett has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1981. Mr. Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994.

VOTE OF SECURITY HOLDERS, Cont.

     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985, and has served as a Director of the Bank since 1976. Mr. Blanchard has been actively involved either as sole proprietor or as a partner, in real estate development since 1970 and is now retired.

     Stuart G. Smith has served as a Director of the Company and the Bank since July 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is Chairman of the Five-Town CSD School Board.

The following Directors' terms will expire in 2002:

     Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves on the Boothbay Region YMCA Camp Committee and is Secretary for the local chapter of American Field Service. Ms. Boyd previously served as trustee of the YMCA, and past chairperson of the YMCA Annual Fund Drive.

     Carl S. Poole has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

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

     The results of the shareholder voting had 2,067,430 shares in favor, 2,000 shares against, 16,236 withheld voting, and 301,934 shares not voting.

VOTE OF SECURITY HOLDERS, Cont.


PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 1999. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 2000. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

     The results of the shareholder voting had 2,080,246 shares in favor, 3,900 shares against, 1,520 withheld voting, and 301,934 not voting.

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



                                   FIRST NATIONAL LINCOLN CORPORATION



August 11, 2000                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 11, 2000                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer