Form 10-Q
period 2000-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2000-11-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      September 30, 2000


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at September 30, 2000
       Common Stock, Par One Cent                       2,382,939

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Independent Accountants' Report ............................         1

         Financial Statements

         Consolidated Balance Sheets -
           September 30, 2000, September 30, 1999, and December 31, 1999  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three and nine months ended September 30, 2000 and September 30, 1999 .............. 4 - 7

         Consolidated Statements of Cash Flows - for the nine months
           ended September 30, 2000 and September 30, 1999 ...........    8 - 9

         Footnotes to Financial Statements -
          nine months ended September 30, 2000 and September 30, 1999..      10

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   11 - 16


PART II     Other Information

     Item 1: Legal Proceedings ......................................        17

     Item 2: Changes in Securities ..................................        18

     Item 3: Defaults Upon Senior Securities ........................        19

     Item 4: Submission of Matters to a Vote of Security Holders ....        20

     Item 5: Other Information ......................................        21

     Item 6: Exhibits and reports on Form 8-K .......................        22

Signatures ..........................................................        23

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
November 9, 2000

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           9/30/00     9/30/99    12/31/99
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                   $  8,620    $  6,379    $  8,221

Investments:

 Available for sale                         53,844      35,325      42,091

 Held to maturity (market values $40,663
   at 9/30/00, $45,032 at 9/30/99 and
   $43,581 at 12/31/99)                     42,737      46,885      45,908

Loans held for sale (fair value
   approximates cost)                            0           0         127

Loans                                      258,522     229,057     232,526
Less allowance for loan losses               2,229       2,054       2,035

     Net loans                             256,293     227,003     230,491

Accrued interest receivable                  2,779       2,301       2,335
Bank premises and equipment                  5,457       5,524       5,518
Other real estate owned                        356         191         336
Other assets                                 6,144       5,575       6,260

        Total Assets                      $376,230    $329,183    $341,287

BALANCE SHEETS CONT.


                                           9/30/00     9/30/99    12/31/99
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Shareholders' Equity

Demand deposits                           $ 23,228    $ 19,775    $ 17,746
NOW deposits                                41,846      37,320      36,714
Money market deposits                       11,137      10,740      16,607
Savings deposits                            42,843      42,320      41,349
Certificates of deposit                     68,115      75,002      70,859
Certificates $100M and over                 60,021      25,792      22,183

     Total deposits                        247,190     210,949     205,458



Borrowed funds                              95,309      87,597     105,048
Other liabilities                            2,232       1,695       2,119

     Total Liabilities                     344,731     300,241     312,625

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,686       4,687
Retained earnings                           29,691      26,650      27,463
Net unrealized losses on
   available-for-sale securities              (719)       (874)     (1,319)
Treasury stock                              (2,185)     (1,545)     (2,194)

    Total Shareholders' Equity              31,499      28,942      28,662

       Total Liabilities &
           Shareholders' Equity           $376,230    $329,183    $341,287


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued                  2,382,929   2,405,840   2,370,047
Book value per share                        $13.22      $12.03      $12.09

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


                                        For the nine months ended September 30,
                                                  2000            1999
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $15,844          13,642
     Interest on deposits with other banks           22              17
     Interest and dividends on investments        4,591           3,628

     Total interest income                       20,457          17,287

Interest expense:
     Interest on deposits                         6,065           5,388
     Interest on borrowed funds                   4,890           3,121

     Total interest expense                      10,955           8,509

Net interest income                               9,502           8,778

Provision for loan losses                           510             495

     Net interest income after provision
        for loan losses                           8,992           8,283

Other operating income:
     Fiduciary income                               502             400
     Service charges on deposit accounts            638             500
     Other operating income                       1,097           1,232

     Total other operating income                 2,237           2,132


Other operating expenses:
     Salaries and employee benefits               3,264           2,917
     Occupancy expense                              377             348
     Furniture and equipment expense                540             526
     Other                                        2,287           1,925

     Total other operating expenses               6,468           5,716

Income before income taxes                        4,761           4,699
Applicable income taxes                           1,387           1,393

NET INCOME                                       $3,374          $3,306

STATEMENTS OF INCOME CONT.



                                        For the nine months ended September 30,
                                                  2000            1999
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)on investments
      arising during period                          600           (937)
Total other comprehensive income (loss), net of
      taxes of $309 in 2000 and $(483) in 1999       600           (937)


NET INCOME AND NON-OWNER CHANGES IN EQUITY        $3,974         $2,369


Earnings per common share:

Basic earnings per share                          $1.41           $1.35
Diluted earnings per share                        $1.37           $1.30
Cash dividends declared per share                 $0.48           $0.36
Weighted average number of shares
   outstanding                                2,385,734       2,451,199
Incremental Shares
 for diluted earnings per share                  80,072          95,272

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                         For the quarters ended September 30,
                                                   2000            1999
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $ 5,550           4,734
     Interest on deposits with other banks            7               6
     Interest and dividends on investments        1,571           1,347

     Total interest income                        7,128           6,087

Interest expense:
     Interest on deposits                         2,251           1,818
     Interest on borrowed funds                   1,668           1,191

     Total interest expense                       3,919           3,009

Net interest income                               3,209           3,078

Provision for loan losses                           210             120
     Net interest income after provision
        for loan losses                           2,999           2,958

Other operating income:
     Fiduciary income                               166             130
     Service charges on deposit accounts            205             172
     Other operating income                         538             510

     Total other operating income                   909             812

Other operating expenses:

     Salaries and employee benefits               1,128           1,005
     Occupancy expense                              121             118
     Furniture and equipment expense                193             177
     Other                                          930             808

     Total other operating expenses			  2,372           2,108

Income before income taxes                        1,536           1,662
Applicable income taxes                             445             490

NET INCOME                                       $1,091          $1,172

STATEMENTS OF INCOME CONT.



                                         For the quarters ended September 30,
                                                   2000            1999
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses) on investments
      arising during period                         520           (207)
  Total other comprehensive income (loss), net
 Of taxes of $268 in 2000 and $(107) in 1999        520           (207)

NET INCOME AND NON-OWNER CHANGES IN EQUITY       $1,611           $965


Earnings per common share:

Basic earnings per share                          $0.46           $0.49
Diluted earnings per share                        $0.44           $0.47
Cash dividends declared per share                 $0.17           $0.13
Weighted average number of shares
   outstanding                                2,384,692       2,405,080
Incremental Shares
 for diluted earnings per share                  80,072          95,272

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the nine months ended September 30,

                                                         2000          1999
(000 OMITTED)                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                            $3,374         3,306
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         413           402
      Provision for loan losses                            510           495
      Provision for losses on other real estate owned        0            10
      Loans originated for resale                       (2,055)       (7,463)
      Proceeds from sales and transfers of loans         2,182         7,672
      Losses related to other real estate owned              5            10
      Net change in other assets and accrued interest     (328)         (530)
      Net change in other liabilities                     (270)          469
      Net accretion of discounts on investments           (103)           (5)

        Net cash provided by operating activities        3,728         4,366

Cash flows from investing activities:
     Proceeds from sales, maturities and calls of
       securities available for sale                       804         2,596
     Proceeds from maturities and calls of
       securities to be held to maturity                 4,099        11,579
     Proceeds from sales of other real estate owned         35           239
     Purchases of securities available for sale        (11,605)      (20,458)
     Purchases of securities to be held to maturity       (868)      (18,000)
     Net increase in loans                             (26,372)      (20,243)
     Capital expenditures                                 (352)          (60)

          Net cash used in investing activities        (34,259)      (44,347)

Cash flows from financing activities:
     Net increase in demand deposits,
         savings, money market and club accounts         6,638         9,777
     Net increase (decrease)in certificates of deposit  35,094          (631)
     Net increase (decrease)in other borrowings         (9,739)       33,137
     Payment to repurchase common stock                   (238) 	    (1,444)
     Proceeds from sale of Treasury stock                  247           115
     Dividends paid                                     (1,072)         (932)

          Net cash provided by financing activities     30,930        40,022

STATEMENTS OF CASH FLOWS CONT.



                                                          2000          1999
                                                    (Unaudited)   (Unaudited)


Net increase in cash and cash equivalents                  399         	  41
Cash and cash equivalents at beginning
   of period                                             8,221         6,338

 Cash and cash equivalents at end of
    period                                              $8,620       $6,379



Interest paid                                          $10,955        $8,509
Income taxes paid                                        1,492         1,450

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                         60           147
    Change in unrealized gain (loss) on
        available for sale securities                      909 	    (1,420)

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation (the Company) and its subsidiary, The First National Bank of Damariscotta (the Bank), for the nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.
     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS SUMMARY

     Net income for the nine months ended September 30, 2000 was $3,374,000, an increase of 2.1% over net income of $3,306,000 for the comparable period in 1999. Revenue growth was the primary factor in the Company's increased earnings for the first nine months of 2000 compared to the same period in 1999. This was a direct result of asset growth, which produced higher levels of net interest income. During the period from December 31, 1999 to September 30, 2000, the loan and investment portfolios increased by a combined $34.5 million, which Management views as an excellent rate of growth.
     Earnings per share for the first nine months of 2000 were $1.41, a 4.4% increase over the $1.35 reported for the nine months ended September 30, 1999.
     Net income for the three months ended September 30, 2000 was $1,091,000, a decrease of 6.9% from 1999's net income of $1,172,000. Earnings per share for the third quarter of 2000 were $0.46, a 6.1% decrease from the $0.49 reported in 1999.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 2000 was $9,502,000, an 8.2% increase over net interest income of $8,778,000 reported for the first nine months of 1999. While interest income was 18.3% higher than for the same period in 1999, the Company experienced tighter margins with interest expense increasing by 28.7% over the first nine months of 1999. The increases in both interest income and interest expense were due to a combination of significantly higher balances and higher interest rates.
     Net interest income for the three months ended September 30, 2000 was $3,209,000, a 4.3% increase over net interest income of $3,078,000 for the same period in 1999. Similar to the Company's year-to-date results, interest income for the third quarter of 2000 was 17.1% higher than for the same period in 1999, while interest expense was 30.2% higher in 2000 than for the same period in 1999. These increases again resulted in margin compression and were due to a combination of significantly higher balances and higher interest rates

PROVISION FOR LOAN LOSSES

     A $510,000 provision to the allowance for loan losses was made during the first nine months of 2000. This is a $15,000 increase over the $495,000 provision made for the same period of 1999. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $730,267 at September 30, 2000. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2000 was $191,593.

MANAGEMENT'S DISCUSSION CONT.


NON-INTEREST INCOME

     Non-interest income was $2,237,000 for the nine months ended September 30, 2000, an increase of $105,000 over non-interest income of $2,132,000 for the same period in 1999. However, 1999's non-interest income included a gain of $189,000 due to adoption of SFAS 125 which governs the accounting treatment for mortgage servicing rights. Without the 1999 item, the increase would have been $294,000 or 15.1% for the nine-month period.
     The increase in fee income was due to increased service charge income on deposit accounts connected with the increase in the Bank's core deposits, as well as increases in merchant credit card income and fiduciary income. These increases were offset by decreased mortgage origination and servicing income. Demand for residential mortgages has been modest and the Bank chose to retain most of the production in portfolio, resulting in decreased gains on sales of loans -- only $2,182,000 were sold in the first nine months of 2000 compared to $7,672,000 for the same period in 1999. In addition, the Company's adoption of SFAS 125, which produced the gain of $189,000 in the second quarter of 1999 relating to mortgage servicing rights, results in a reduction of the subsequent recognition of servicing income on those loans.
     Non-interest income was $909,000 for the three months ended September 30, 2000, an increase of 11.9% from 1999's third quarter non-interest income. This was due to increased service charge income on deposit accounts connected with higher levels of core deposits, as well as increases in merchant credit card income and fiduciary income. These were offset by decreased mortgage origination and servicing income.

NON-INTEREST EXPENSE

     Non-interest expense of $6,468,000 for the nine months ended September 30, 2000 is an increase of 13.2% from non-interest expense of $5,716,000 for the same period in 1999. This has been primarily due to increases in staffing and software costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, increases in merchant credit card costs which were offset by an increase in merchant credit card income.
     Non-interest expense of $2,372,000 for the three months ended September 30, 2000, is an increase of 12.5% from 1999's third quarter non-interest expense of $2,108,000 for the reasons stated above

INCOME TAXES

     Income taxes on operating earnings decreased slightly to $1,387,000 for the first nine months of 1999 compared to $1,393,000 for the same period a year ago, even though pre-tax earnings increased. The Company has increased its holdings of tax-exempt securities, which accounts for the decrease in tax expense.

MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

     The Company's investment portfolio increased by $14.4 million or 17.5% between September 30, 1999 and September 30, 2000, a direct result of an attractive investment climate. During the first nine months of 2000, the investment portfolio increased by $8.6 million or 9.8%. At September 30, 2000, the Company's available-for-sale portfolio had an unrealized loss, net of taxes, of $0.7 million, which is in line with the interest rate changes seen in the second half of 1999 and the first nine months of 2000.

LOANS

     Loans grew by $29.5 million or 12.9% between September 30, 1999 and September 30, 2000. Approximately half of the increase came in commercial loans, the Company's highest-earning assets, and half with strong growth in mortgage loans. During the first nine months of 2000, loans increased by $26.0 million or 11.2%.

DEPOSITS

     As of September 30, 2000, deposits grew year-over year by 17.2% or $36.2 million. A substantial portion of this increase came in core deposits (checking, NOWs, savings and money market accounts) which are the Company's lower cost sources of funding. For the same period, certificates of deposit increased by $27.3 million. During the first nine months of 2000 total deposits increased by $41.7 million or 20.3%. $35.1 million of the growth was in certificates of deposit.

BORROWED FUNDS

     The Company's funding also includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between September 30, 1999 and September 30, 2000, borrowed funds increased by $7.7 million or 8.8%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first nine months of 2000, borrowed funds decreased by $9.7 million or 9.3%. Those borrowings were primarily replaced by brokered certificates of deposit with all-in costs favorable to the Bank.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of September 30, 2000 was $31,499,000 compared to $28,942,000 at September 30, 1999. The Company's strong earnings performance in the preceeding 12 months added significantly to retained earnings along with a decrease in the net unrealized after-tax loss on available-for-sale securities, as required under SFAS 115. These were offset by a net buyback of $640,000 of treasury stock.
     During 1999, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 14 cents per share. In 2000, cash dividends of 15 cents, 16 cents and 17 cents per share were declared in the first, second and third quarters, compared to 11 cents, 12 cents and 13 cents in the same respective quarters of 1999. The 2000 year-to-date dividend of 48 cents is an increase of 33% over 1999's dividend for the same period.

MANAGEMENT'S DISCUSSION CONT.


     Regulatory leverage capital ratios for the Company were 8.77% and 9.04%, respectively, at September 30, 2000 and September 30, 1999. The decrease was due to asset growth and repurchase of the Company's shares. The Company had a tier one risk-based capital ratio of 13.43% and a tier two risk-based capital ratio of 14.36% at September 30, 2000, compared to 14.65% and 15.66%, respectively, at September 30, 1999. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of September 30, 2000 the Bank had primary sources of liquidity of $43.1 million, or 11.5% of its assets. It is Management's opinion that this is adequate. Through its Asset/Liability policy, the Bank has clear guidelines for liquidity. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.


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

C. Commercial properties. We loan up to 75% of the appraised value and, once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc. A certified or licensed appraiser is used for all appraisals.
     At September 30, 2000 and 1999, loans on non-accrual status totaled $2,360,000 and $1,196,000, respectively. In Management's opinion, this increase is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in three credits. In addition to loans on a non-accrual status at September 30, 2000 and 1999, loans past due greater than 90 days and still accruing totaled $336,000 and $592,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

MANAGEMENT'S DISCUSSION CONT.


ACCOUNTING PRONOUNCEMENTS

During 2000, the financial Accounting Standards Board issued the following:

     SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133"
     SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121"
     SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125."

     The Company expects to adopt SFAS No. 139 and 140 when required and management believes adoption will not have a material effect on the financial condition and results of operation of the Company. SFAS No. 137 and SFAS No. 138 amended SFAS No. 133, which established accounting reporting standards for derivative instruments and for hedging activity. SFAS No. 137 defers the elective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While the Bank does not hold any derivative instruments at the present time, SFAS Nos. 133, 137 and 138 will be followed when effective should the Bank enter into derivative transactions.


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



                                   FIRST NATIONAL LINCOLN CORPORATION



November 14, 2000                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 14, 2000                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer