Form 10-K
period 2000-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2001-03-29
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 2000

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 2001:
              Common Stock, $.01 par value per share: $35,497,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001:
                         Common Stock: 2,376,613 shares













TABLE OF CONTENTS


PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  4
ITEM 3. Legal Proceedings ------------------------------------------------  5
ITEM 4. Submission of Matters to a Vote of Security Holders --------------  6
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  7
ITEM 6. Selected Financial Data ------------------------------------------  9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ---------------------------------------- 10
ITEM 7A.Quantitative and Qualitative  Disclosures about Market Risk ------ 27
ITEM 8. Financial Statements and Supplementary Data ---------------------- 32
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 67
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 68
ITEM 11. Executive Compensation ------------------------------------------ 71
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 78
ITEM 13. Certain Relationships and Related Transactions ------------------ 80
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K- 81

Signatures --------------------------------------------------------------- 82


































ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 2000, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,378,613 shares outstanding and held of record by approximately 500 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has six offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and five branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; and Elm Street, Camden, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. In October 2000, The Bank purchased land at the corner of Route One and Broadway in Rockland, Maine, where it intends to open a seventh office in the third quarter of 2001. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans, credit cards, as well as a full investment management and trust department. The Bank has not made any material changes in its mode of conducting business during the past five years.
     The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.
     The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank. Interstate banking also could intensify competition if out-of-state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.
     In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act. This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. In this case, the Act eliminates depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company view this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.


Page 1
     Over the past decade, due to more liberal interstate banking laws, Maine has seen an increase in acquisitions of locally-owned Maine-based banks. It is Management's view that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.
     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
     In 2000, The Bank separated its Trust and Investment Services Department into a separate division with a different brand identity. Under the name of Pemaquid Advisors, the division is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. Pemaquid Advisors is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.
     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.
     As of December 31, 2000, the Bank employed 114 persons, with 111 full-time equivalent employees.















Page 2
Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 16 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Banking.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 2000, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

















Page 3
ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996.
     In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     In October 2000, The Bank purchased land at the corner of Route One and Broadway in Rockland, Maine, where it intends to open a seventh office in the third quarter of 2001.
     An operations center is located in the adjacent block to the Damariscotta office, fronting on Bristol Road. It was put in service in July, 1989. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     The Bank owns all of its facilities except for the Camden location, for which the Bank entered into a long-term lease. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.



















Page 4
ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.




















































Page 5
ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 2000.























































Page 6
ITEM 5. Market for Registrant's Common Equity


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

-------------------------------------------------------
                      2000                  1999
                -----------------     -----------------
                High       Low        High       Low
1st Quarter     16 3/4     13 1/4     22 1/2     19
2nd Quarter     15 1/4     14 1/8     21         20
3rd Quarter     16         14 1/2     21         18
4th Quarter     16         15 1/2     18 1/2     16 1/4
-------------------------------------------------------

     The last known transaction involving the Company's stock during 2000 was on December 26 at $15.50 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity. As of December 31, 2000, there were approximately 500 holders of record of the Company's common stock, as listed on the Company's shareholder records.
     The table below sets forth the cash dividends declared by the Company during its last two fiscal years:

-------------------------------------------------------------------
     Date Declared        Dividend Per Share       Date Payable
     -----------------    ------------------       ----------------

     February 25, 1999              $ 0.1100       April 30, 1999
     June 21, 1999                  $ 0.1200       July 30, 1999
     September  16, 1999            $ 0.1300       October 29, 1999
     December 16, 1999              $ 0.1400       January 28, 2000
                                      ------
                                    $ 0.5000

     March 23, 2000                 $ 0.1500       April 28, 2000
     June 15, 2000                  $ 0.1600       July 28, 2000
     September 21, 2000             $ 0.1700       October 27, 2000
     December 21, 2000              $ 0.1800       January 31, 2001
                                      ------
                                    $ 0.6600
-------------------------------------------------------------------










Page 7
     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2000, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 12.61% and 13.53%, respectively, as of December 31, 2000.

















































Page 8
ITEM 6.  Selected Financial Data

-------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,             2000     1999     1998     1997      1996
-------------------------------------------------------------------------------
Summary of Operations
Operating Income                  $ 30,890 $ 26,348 $ 23,621 $ 21,439 $ 18,863
Operating Expense                   24,390   20,025   17,903   15,757   13,852
Net Interest Income                 12,770   11,949   10,844   10,337    9,347
Provision for Loan Losses              700      645      400      103       60
Net Income                           4,607    4,451    4,011    3,906    3,424

Per Common Share Data(1)
Net Income
Basic                              $  1.93  $  1.84  $  1.62  $  1.58  $  1.40
Diluted                               1.89     1.77     1.56     1.55     1.38
Cash Dividends (Declared)             0.66     0.50     0.39     0.29     0.24
Book Value                           13.94    12.09    11.64    10.46     9.12
Market Value                         15.50    16.25    22.50    13.75    10.25

Financial Ratios
Return on Average Equity             15.15%   15.67%   14.86%   16.16%   16.38%
Return on Average Assets              1.27     1.39     1.44     1.55     1.54
Average Equity to Average Assets      8.36     8.88     9.70     9.62     9.41
Net Interest Margin                   3.88     4.12     4.28     4.45     4.51
Dividend Payout Ratio (Declared)     34.16    27.17    24.06    18.04    16.82
Allowance for Loan Losses/Total Loans 0.87     0.88     0.87     0.99     1.21
Non-Performing Loans to Total Loans   0.89     0.29     0.34     0.28     0.28
Non-Performing Assets to Total Assets 0.69     0.30     0.36     0.26     0.54
Efficiency Ratio                      0.52     0.51     0.52     0.50     0.52

At  Year End
Total Assets                      $393,216 $341,287 $286,806 $266,279 $230,768
Total Loans                        264,929  232,526  209,224  181,510  156,970
Total Investment Securities        105,220   87,999   59,342   68,745   60,564
Total Deposits                     254,566  205,458  201,803  169,880  155,674
Total Shareholders' Equity          33,160   28,662   28,776   25,885   22,477
-------------------------------------------------------------------------------
1) Per common share data has been adjusted to reflect the 300% stock dividend issued in 1997.
-------------------------------------------------------------------------------
                                                             High      Low
                                                            -----     -----
Market price per common share of stock during 2000          16.75    13.25
-------------------------------------------------------------------------------












Page 9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 2000, continuing the positive growth in both assets and income seen during the past seven years. Prior to 1997, the Company focused on cost reduction and increased efficiency to increase its profitability, but in recent years, the overall strategy has changed to controlled - but profitable - growth. The value of this strategy can be seen in the Company's expansion into Knox County, where the Rockport and Camden offices that were opened in 1997 and 1998, respectively, have far exceeded their initial goals and have provided the opportunity for substantial new market growth.
     The Company experienced good asset growth in 2000, with the loan portfolio increasing by $32.4 million or 13.9%, and the investment portfolio increasing $17.2 million or 19.6%. The combined effect saw total assets increasing by 15.2% or $51.9 million from $341.3 million to $393.2 million. Asset growth was funded with deposits, which increased $49.1 million or 23.9% in 2000. While the Company saw very good growth in demand deposits during the year, the majority of this increase was in wholesale certificates of deposit. As a result of 2000's balance sheet growth, the Company increased net interest income by $0.8 million or 6.9% to $12.8 million.
     Non-interest expense increased 9.6% to $8.5 million in 2000 from $7.8 million in 1999. Most of the increase was attributable to increased costs for merchant credit card services and employee expenses. The Company's efficiency ratio - a benchmark measure of the amount spent to generate a dollar of income
- was 0.52 in 2000 compared to 0.60 for its peer group. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of (1) net interest income on a tax-equivalent basis before provision for loan losses and (2) other operating income.
     Management believes that the Bank has limited exposure to changes in interest rates, which is discussed more fully in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Results of Operations and Prior Year Comparison

Net income for the year ended December 31, 2000 was $4,607,000 - the highest net income recorded by the Company in one year. This represents a 3.5% or $156,000 increase from net income of $4,451,000 that was posted in 1999 and is $596,000, or 14.9%, above 1998 net income of $4,011,000. Return on average assets in 2000 was 1.27%, down from 1.39% in 1999 and 1.44% in 1998. This decline was attributable to the Company's strong asset growth being accompanied by narrower interest spreads than in past years due to competitive pressures and higher funding costs. Return on average equity was 15.15% in 2000, compared to 15.67% in 1999 and 14.86% in 1998. The decline in 2000 was primarily due to a lower net interest margin, caused by the same factors noted above.
     Average shareholders' equity to average assets was 8.36% in 2000, compared to 8.88% in 1999, and 9.70% in 1998. This ratio declined as a result of strong asset growth and the Company repurchasing shares of its own stock. Earnings per share for the year ended December 31, 2000 increased 4.9% to $1.93. This compares to $1.84 in 1999, and $1.62 in 1998. Book value per share was $13.94 on December 31, 2000, up from $12.09 on December 31, 1999 and $11.64 on December 31, 1998.


Page 10
     On December 31, 2000, assets stood at $393.2 million, compared to $341.3 million on December 31, 1999, a 15.2% increase. As of December 31, 2000, total loans were $264.9 million, an increase of 13.9% from total loans of $232.5 million on December 31, 1999. Investments totaled $105.2 million on December 31, 2000, a 19.6% increase from $88.0 million on December 31, 1999. Deposits increased 23.9% in 2000, standing at $254.6 million on December 31, 2000, compared to $205.5 million on December 31, 1999.
     The Bank's loan delinquency ratio increased in 2000, and was 2.26% on December 31, 2000, versus 1.29% on December 31, 1999. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern. The increase seen in 2000 is instead related to isolated circumstances involving a small number of borrowers.















































Page 11
Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for years ended December 31, 2000, 1999 and 1998.
-------------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                             2000      1999      1998
-----------------------------------------------------------------------------
Cash and due from banks                       $     6,943     6,750     6,785
Interest-bearing deposits                             343       466       606
                                              -----------  --------  --------
Investments
 U.S. Treasury securities & government agencies    57,113    56,445    49,113
 Obligations of states & political subdivisions    13,282     9,301     4,295
   Other securities                                23,129    12,506     8,527
                                              -----------  --------  --------
Total investments                                  93,524    78,252    61,935
                                              -----------  --------  --------
Loans held for sale                                     0        65       188
                                              -----------  --------  --------
Loans
   Commercial                                      80,167    69,706    60,705
   Consumer                                        30,195    28,774    26,003
   State and municipal                              9,180     9,405    10,234
   Real estate                                    131,231   114,952   102,064
                                              -----------  --------  --------
   Total loans                                    250,773   222,837   199,006
Allowance for loan losses                           2,126     1,950     1,756
                                              -----------  --------  --------
   Net loans                                      248,647   220,887   197,250
                                              -----------  --------  --------
Fixed assets                                        5,421     5,673     4,858
Other assets                                        8,724     7,624     6,700
                                              -----------  --------  --------
   Total assets                                 $ 363,602   319,717   278,322
                                              ===========  ========  ========
Deposits
   Demand                                      $   20,324    17,230    15,253
   NOW                                             38,067    34,654    31,054
   Money market                                    12,874    10,597     7,918
   Savings                                         40,205    40,121    36,151
   Certificates of deposit                         43,169    74,983    71,563
    Certificates of deposit over $100,000           69,385    26,598    21,306
                                               ----------- --------  --------
Total deposits                                    224,024   204,183   183,245
                                               ----------- --------  --------
Borrowed funds                                    107,044    85,000    67,077
Other liabilities                                   2,126     2,130       999
                                               ----------- --------  --------
   Total liabilities                              333,194   291,313   251,321
                                               ----------- --------  --------
Common stock                                           25        25        25
Additional paid in capital                          4,687     4,685     4,674
Retained earnings                                  27,851    24,849    22,403
Treasury stock                                     (2,155)   (1,155)     (101)
                                                ----------- --------  --------
   Total capital                                   30,408    28,404    27,001
                                               ----------- --------  --------
   Total liabilities and capital                $ 363,602   319,717   278,322
                                               =========== ========  ========
Average Rates and Net Interest Yield

The following table shows, for the years ended December 31, 2000, 1999 and 1998, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,           2000             1999             1998
                             --------------   --------------    ---------------
Dollars in thousands          Amount    Avg   Amount     Avg    Amount     Avg
                                  Of  yield/      of   yield/       of   yield/
                           interest   rate interest    rate  interest    Rate
------------------------------------------------------------------------------
Interest-earning assets
Interest-bearing deposits    $    25   7.41%      24    5.15%       32    5.29%
Investments                    6,660   7.12%   5,244    6.70%    4,067    6.62%
Loans held for sale                0   0.00%       5    7.69%       14    7.45%
Loans                         21,841   8.71%  18,737    8.41%   17,525    8.81%
                             -------   -----  ------    -----   ------    -----
Total interest-earning
   Assets                    $28,526   8.28%  24,010    7.96%   21,638    8.28%
                             -------   -----  ------    -----   ------    -----
Interest-bearing liabilities
Deposits                     $ 8,626   4.23%   7,205    3.85%    6,876    4.09%
Other borrowings               6,528   6.10%   4,386    5.16%    3,588    5.35%
                             -------   -----  ------    -----    -----    -----
Total interest-bearing
    liabilities              $15,154   4.88%  11,591    4.26%   10,464    4.45%
                             -------   -----  ------    -----   ------    -----
Net interest income          $13,372          12,419            11,174
                             ========  =====  ======   ======   ======    =====
Interest rate spread                   3.40%            3.70%             3.83%
Net interest margin                    3.88%            4.12%             4.28%
-------------------------------------------------------------------------------





















Page13
Rate Volume Analysis

The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates, the change in volume, and the change in rate/volume(1) of interest-earning assets and interest-bearing liabilities for the periods indicated. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2000 and 1999.

Year ended December 31, 2000 compared to 1999
------------------------------------------------------------------------------
                                                              Rate/
Dollars in thousands              Rate      Volume          volume(1)    Total
------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $     (6)    $    10        $     (3)   $      1
Investment securities            1,024         328              64       1,416
Loans held for sale                 (5)          -               -          (5)
Loans                            2,348         672              84       3,104
                              --------     -------        --------    --------
Total interest income         $  3,361    $  1,010        $    145    $  4,516
                              --------     -------        --------    --------
Interest expense
Deposits                      $    645    $    712        $     64    $  1,421
Other borrowings(2)              1,138         797             207       2,142
                              --------     -------        --------    --------
Total interest expense        $  1,783    $  1,509        $    271    $  3,563
                              --------     -------        --------    --------
Change in net interest income $  1,578    $   (499)       $   (126)   $    953
                              ========     =======        ========    ========
------------------------------------------------------------------------------

Year ended December 31, 1999 compared to 1998
------------------------------------------------------------------------------
                                                              Rate/
Dollars in thousands              Rate      Volume          volume(1)    Total
------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $     (7)   $     (1)       $      -    $     (8)
Investment securities            1,117          48              12       1,177
Loans held for sale                 (9)          -               -          (9)
Loans                            2,099        (792)            (95)      1,212
                              --------     -------        --------     --------
Total interest income         $  3,200    $   (745)       $    (83)   $  2,372
                              --------     -------        --------    --------
Interest expense
Deposits                      $    776    $  (402)        $    (45)   $    329
Other borrowings(2)                959       (127)             (34)        798
                              --------     -------        --------    --------
Total interest expense        $  1,735    $  (529)        $    (79)   $  1,127
                              --------     -------        --------    --------
Change in net interest income $  1,465    $  (216)        $     (4)   $  1,245
                              ========     =======        ========    ========
------------------------------------------------------------------------------
 (1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.



Page 14
Capital Resources

Capital on December 31, 2000 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 8.36% in 2000, versus 8.88% in 1999. Leverage capital, or total shareholders' equity divided by average total assets less any net unrealized gain or loss on securities available for sale, stood at 8.58% on December 31, 2000, versus 9.00% in 1999.
     At December 31, 2000, the Company had tier-one risk-based capital of 13.09% and tier-two risk-based capital of 14.01%, versus 14.12% and 15.08%, respectively, in 1999. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     During 2000, the Company declared cash dividends of $0.15 per share for the first quarter, $0.16 per share for the second quarter, $0.17 per share for the third quarter, and $0.18 per share for the fourth quarter. The Company's dividend payout ratio was 34.16% of earnings in 2000, 27.17% in 1999, and 24.06% in 1998.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2001 will be that year's net income plus $4,101,000.
     In 2000, 22,000 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $153,500. The Company also purchased 20,613 shares of common stock for total consideration of $316,000, of which 7,179 shares were re-issued via employee stock programs before year-end.
     Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Capital Purchases

In 2000, the Bank made capital purchases totaling $509,000. This cost will be amortized over an average of five years, adding approximately $102,000 to pre-tax operating costs per year. The capital purchases were primarily related to technology.

Liquidity

As of December 31, 2000, the Bank had primary sources of liquidity of $42.2 million, or 10.8% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.

Page 15
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $125.5 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.
     Deposits grew during 2000, ending the year at $254.6 million. The growth was primarily in certificates of deposit, most of which consisted of certificates obtained from brokers and from national issuers. Management has not seen any significant deposit runoff trends which would have a material effect on the Bank's liquidity position.
     At December 31, 2000, the Company had a net unrealized gain of $203,000 (net of $104,000 in deferred income taxes) in available for sale securities. This unrealized gain is in line with Management's expectations given the drop in interest rates experienced in 2000. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.

Investment Activities

During 2000 the Company's investment portfolio increased 19.6% to end the year at $105,220,000, compared to $87,999,000 on December 31, 1999. This $17.2 million increase was due to attractive investment opportunities as a result of a favorable interest rate environment during the year.
     The Company's investment securities are classified in two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consists primarily of debt securities which the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.
















Page 16
     In 2000, the growth in the Company's investment portfolio was primarily in corporate and municipal securities. This change was made to enhance the portfolio's overall yield but did not materially add to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2000, 1999 and 1998.
------------------------------------------------------------------------------
Dollars in thousands                              2000        1999        1998
------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency                     $  13,847      12,155       2,036
Mortgage-backed securities                       3,712       4,352       5,951
State and political subdivisions                10,952       6,536       1,248
Other securities                                34,406      19,048       9,623
                                             ---------    --------     -------
                                                62,917      42,091      18,858
                                             ---------    --------     -------
Securities to be held to maturity:
U.S. Treasury and agency                        27,025      27,860      15,746
Mortgage-backed securities                      10,311      13,485      20,196
State and political subdivisions                 4,380       4,560       4,531
Other securities                                   587           3          11
                                             ---------    --------     -------
                                                42,303      45,908      40,484
                                             ---------    --------     -------
Total securities                              $105,220      87,999      59,342
                                             =========    ========     =======
------------------------------------------------------------------------------
































Page 17
     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2000. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%.

------------------------------------------------------------------------------
Dollars in thousands              Available for sale         Held to maturity
                                 --------------------      -------------------
                                 Fair       Yield to        Amortized Yield to
                                value       maturity             cost maturity
------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less           $  1,003       6.77%              -      0.00%
Due in 1 to 5 years                    -       0.00%              -      0.00%
Due in 5 to 10 years               7,983       6.55%              -      0.00%
Due after 10 years                 4,861       6.81%         27,025      6.67%
                                --------       -----         ------      -----
                                  13,847       6.66%         27,025      6.67%
                                --------       -----         ------      -----
Mortgage-backed securities:
Due in 1 year or less                  -       0.00%              -      0.00%
Due in 1 to 5 years                    -       0.00%            312      6.28%
Due in 5 to 10 years               2,301       7.25%          1,409      7.69%
Due after 10 years                 1,411       6.54%          8,590      6.46%
                                --------       -----         ------      -----
                                   3,712       6.98%         10,311      6.62%
                                --------       -----         ------      -----
State and political
subdivisions:
Due in 1 year or less                  -       0.00%            200      6.59%
Due in 1 to 5 years                    -       0.00%              -      0.00%
Due in 5 to 10 years                   -       0.00%          1,459      8.73%
Due after 10 years                10,952       7.65%          2,721      8.00%
                                --------       -----         ------      -----
                                  10,952       7.65%          4,380      8.18%
                                --------       -----         ------      -----
Other securities:
Due in 1 year or less                  -       0.00%              -      0.00%
Due in 1 to 5 years                5,130       6.91%            125      4.00%
Due in 5 to 10 years              14,083       7.70%            462      8.33%
Due after 10 years                 8,528       7.09%              -      0.00%
Equity securities                  6,665       6.71%              -      0.00%
                                --------       -----         ------      -----
                                  34,406       7.24%            587      7.41%
                                --------       -----         ------      -----
                                $ 62,917       7.17%      $  42,303      6.83%
                                ========       =====         ======      =====












Page 18
Lending Activities
The loan portfolio experienced growth in almost all areas during 2000, with the most significant increase seen in residential real estate loans. Total loans were $264,929,000 at December 31, 2000, a 13.9% increase from total loans of $232,526,000 on December 31, 1999. This continues the loan growth trend experienced by the Company over the past five years.
The following table summarizes the Bank's loan portfolio as of December 31, 2000, 1999, 1998, 1997 and 1996:

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,            2000       1999       1998       1997       1996
-------------------------------------------------------------------------------
Commercial loans
  Real estate            $  30,695     30,305     25,585     20,173     18,220
  Other                     53,362     41,970     38,718     33,100     26,907
Residential real estate loans
  Construction               1,060      1,661      3,397      3,053      3,278
  Term                     139,300    121,599    105,877     92,937     81,088
Consumer loans              33,028     29,227     27,993     24,041     20,288
Municipal                    7,484      7,764      7,654      8,206      7,189
                           --------   --------   --------   --------   --------
Total                     $264,929    232,526    209,224    181,510    156,970
                           ========   ========   ========   ========   ========
-------------------------------------------------------------------------------

     On December 31, 2000, 53.0% of the Bank's loan portfolio was in residential real estate loans, 11.6% was in commercial real estate loans, 20.1% was in other commercial loans, 12.5% was in consumer loans, and 2.8% was in state and municipal loans. This compares to 1999 and 1998 figures for residential real estate loans of 53.1% and 52.2%, respectively, commercial real estate loans of 13.0% and 12.2%, respectively, other commercial loans of 18.0% and 18.5%, respectively, consumer loans of 12.6% and 13.4%, respectively, and 3.3% and 3.7%, respectively, in state and municipal loans. As in prior years, the largest amount of the Bank's loan growth was in residential real estate loans.
     The Bank issues both VISA and MasterCard credit cards. Outstandings totaled $2,676,000 as of December 31, 2000, $2,536,000 as of December 31, 1999,
$2,569,000 as of December 31, 1998, $2,457,000 as of December 31, 1997 and
$2,099,000 as of December 31, 1996. The number of credit card accounts increased by 5.0% in 2000 to end the year at 3,991.
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2000.

-------------------------------------------------------------------------------
                        Less than        1-5        5-10  More than
Dollars in thousands       1 Year      Years       Years    10 Years      Total
-------------------------------------------------------------------------------
Commercial real estate   $    142      1,743       3,977      24,833     30,695
Commercial other           16,086      8,308      13,046      15,922     53,362
Residential real estate     8,299        608       8,867     121,526    139,300
Residential construction    1,009          -           -          51      1,060
Consumer                    4,907     10,452       8,850       8,819     33,028
Municipal                   2,286        491       1,114       3,593      7,484
                         --------   --------    --------    --------   --------
Totals                   $ 32,729     21,602      35,854     174,744    264,929
                         ========   ========    ========    ========   ========
-------------------------------------------------------------------------------

Page 19
     The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2000.

-------------------------------------------------------------------------------
Dollars in thousands                                      Amount     % of total
-------------------------------------------------------------------------------
Variable-rate loans
  Commercial loans                                     $ 60,725          22.9%
  State and municipal loans                               2,277           0.9%
  Consumer loans                                          5,628           2.1%
  Equity loans                                            4,842           1.8%
  Residential adjustable-rate mortgages                  70,315          26.5%
                                                       ---------         ------
Total                                                   143,787          54.3%
Fixed-rate loans                                        121,142          45.7%
                                                      ---------         ------
Total loans                                            $264.929         100.0%
                                                      =========         ======
-------------------------------------------------------------------------------

     The Bank's loan delinquency ratio increased in 2000, and was 2.26% on December 31, 2000, versus 1.29% on December 31, 1999.

Loan Concentrations

As of December 31, 2000, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

In 2000, the Bank placed a lower volume of residential mortgages into the secondary market compared to prior years. This was the result of decreased mortgage underwriting opportunities resulting from higher interest rates. Loans held for sale are carried at the lower of cost or market value, which was $127,000 at December 31, 1999. There were no loans held for sale at December 31, 2000.

Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased during 2000, but remains low relative to the Bank's peer group. In Management's opinion, there has been no pattern or trend in non-performing assets which is of concern since the increase in 2000 is related to isolated circumstances involving a small number of borrowers.














Page 20
The following table sets forth a summary of the value of delinquent loans (more than ninety days in arrears) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2000, 1999, 1998, 1997 and 1996.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                 2000      1999      1998      1997      1996
-------------------------------------------------------------------------------
Commercial real estate &
   business                     $ 2,479       822       414       420       203
Residential real estate             267       260       222       320       359
Consumer                            103        90        91       128        39
                                 ------    ------    ------    ------    ------
Total                             2,849     1,172       727       868       601
                                 ======    ======    ======    ======    ======
Non-accrual loans
   included in above total      $ 2,366       681       716       510       440
Income not recognized
   from non-accrual loans       $   185        64        51        50        62
-------------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned increased slightly during 2000. At December 31 it included nine properties valued at $356,000, compared to eight properties valued at $336,000 at December 31, 1999.
     Other real estate owned and repossessed assets owned are comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate and repossessed assets owned are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis.
     Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Allowance for Loan Losses and Loan Loss Experience

The Bank maintains an allowance for loan losses, which is a valuation reserve for estimated losses on loans. Management's judgment as to the adequacy of the allowance is based upon a continuing review of loans, which considers a variety of factors including the risk characteristics of the loan portfolio, current economic conditions and past experience.
     Management believes that the allowance for loan losses at December 31, 2000 is adequate. While Management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies periodically review the Bank's allowance for loan Page 21 losses as an integral part of their examination processes. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     During 2000, a provision of $700,000 was made to the allowance, compared to a provision of $645,000 in 1999, and $400,000 in 1998. In Management's opinion, this increased level of provision is not indicative of a decline in credit quality within the portfolio but is, instead, the result of loan growth experienced over the past few years. At December 31, 2000, the allowance for loan losses stood at $2,301,000, or 0.87% of total loans outstanding. This compares to $2,035,000, or 0.88% of total loans outstanding at December 31, 1999, and $1,822,000, or 0.87% of total loans outstanding at December 31, 1998.
     Impaired loans are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. This is done by allocating a portion of the allowance for loan losses to impaired loans.
     The following table reflects allocation of the Bank's allowance for loan losses by category of loan as of December 31, 2000, 1999, 1998, 1997, and 1996. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans.

-------------------------------------------------------------------------------
Dollars in thousands
As of
December 31,    2000         1999           1998        1997         1996
            -----------   -----------  ------------   ----------   ------------
Real estate $ 562   53%     488   53%     440   52%     454   53%     419   54%
Commercial    907   35%     686   34%     736   35%     683   34%   1,010   33%
Consumer      631   12%     580   13%     408   13%     254   13%     477   13%
Unallocated   201    -      281    -      238    -      409    -        -    -
           ------  ----   -----  ----   -----  ----   -----  ----   -----  ----
Total      $2,301  100%   2,035  100%   1,822  100%   1,800  100%   1,906  100%
           ======  ====   =====  ====   =====  ====   =====  ====   =====  ====
-------------------------------------------------------------------------------
 (1) Percentage is amount of loans in each category to total loans for the stated year

     Net loans charged off in 2000 were $434,000, or 0.17% of average loans outstanding for the year. This compares to net loan chargeoffs of $432,000, or 0.19% in 1999 and $378,000 or 0.19% in 1998.



















Page 22
     The following table summarizes the activity with respect to loan losses for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,          2000        1999        1998       1997        1996
-------------------------------------------------------------------------------
Balance at
   beginning of period    $2,035       1,822       1,800      1,906       2,059
                          ======      ======      ======     ======      ======
Loans charged off:
Commercial (1)               164         153         121         60         154
Real estate mortgage           5          31          46         31          65
Consumer                     388         359         285        246         148
                          ------      ------      ------     ------      ------
Total                        557         543         452        337         367
                          ------      ------      ------     ------      ------
Recoveries on loans
   previously charged off:
Commercial(1)                 44          12         14          70          81
Real estate mortgage           6           8          -           -          16
Consumer                      73          91         60          58          57
                          ------      ------      ------     ------      ------
Total                        123         111         74         128         154
                          ------      ------      ------     ------      ------
Net loans charged off        434         432        378         209         213
Provision for loan losses    700         645        400         103          60
                          ------      ------      ------     ------      ------
Balance at end of period  $2,301       2,035      1,822       1,800       1,906
                          ======      ======      ======     ======      ======
Ratio of net loans charged
   off to average loans
   outstanding              0.17%       0.19%      0.19%       0.12%      0.14%
-------------------------------------------------------------------------------
(1) Includes commercial real estate loans

Deposits
The Bank, with $254,566,000 in deposits as of December 31, 2000, realized an increase of 23.9% in 2000 compared to a 1.8% increase in deposits in 1999 and an 18.8% increase in deposits in 1998. Most of the growth in 2000 was seen in certificates of deposits which were added at favorable costs versus borrowed funds.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased business activity from seasonal tourist trade. In 2000, the maximum amount of deposits at any month end was $254,566,000 on December 31. Because of uncertainty about future interest rates, in the past few years investors have shown a strong preference for shorter-term deposits which could reprice quickly should rates begin to rise. The Bank's average cost of deposits (including non-interest-bearing accounts) was 3.85% for the year ended December 31, 2000, compared to 3.53% for the year ended December 31, 1999 and 3.75% for the year ended December 31, 1998. The following table sets forth the average daily balance for the Bank's principal deposit categories for the period indicated.






Page 23
-------------------------------------------------------------------------------
Dollars in thousands                                                    %growth
Years ended December 31,            2000        1999       1998     2000vs.1999
-------------------------------------------------------------------------------
Demand deposits                 $ 20,324      17,230       15,253         18.0%
NOW accounts                      38,067      34,654       31,054          9.8%
Money market accounts             12,874      10,597        7,918         21.5%
Savings                           40,205      40,121       36,151          0.2%
Certificates of deposit          112,554     101,581       92,869         10.8%
                                --------     -------      -------         -----
Total deposits                  $224,024     204,183      183,245          9.7%
                                ========     =======      =======         =====
-------------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

-------------------------------------------------------------------------------
Years ended December 31,                   2000      1999      1998
-------------------------------------------------------------------------------
NOW accounts                               1.27%     1.26%     1.27%
Money market accounts                      3.70%     3.47%     3.16%
Savings accounts                           2.79%     2.77%     2.92%
Certificates of deposit                    5.82%     5.21%     5.57%
                                          ------    ------    ------
Total interest-bearing deposits            4.23%     3.85%     4.09%
                                          ======    ======    ======
-------------------------------------------------------------------------------

     As of December 31, 2000, the Bank held a total of $68,937,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

------------------------------------------
Dollars in thousands
------------------------------------------
Within 3 months                  $  46,677
3 months through 6 months           10,930
6 months through 12 months           7,124
Over 12 months                       4,206
                                 ---------
Total                            $  68,937
                                 =========
------------------------------------------

     Of all certificates of deposit, $125.0 million or 87.2% of certificates of deposit will mature by December 31, 2001.

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 2000 totaled $85,330,000, with a weighted average interest rate of 6.20% and maturities ranging from one day to ten years.


Page 24
     The Bank offers securities repurchase agreements to municipal and larger corporate customers as an alternative to deposits. The outstanding balance of all securities repurchase agreements as of December 31, 2000 was $16,512,000, compared to $12,489,000 on December 31, 1999, and $8,742,000 on December 31, 1998. In prior years, the Bank has also sold securities under agreements to repurchase to brokerage firms.
     On January 1, 1997, the Bank joined the Note Option Depository which is offered to banks by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive Treasury Direct investments up to an established maximum balance of $5.0 million. These deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 2000, 1999 and 1998 were $1,077,000, $2,850,000 and $285,000, respectively.
     The maximum amount of borrowed funds outstanding at any month-end during the year was $116,966,000 at the end of November. The average amount outstanding during the year was $107,044,000, with a weighted average interest rate of 6.10%. This compares to an average outstanding amount of $85,000,000 in 1999, with a weighted average interest rate of 5.16%. The average balance outstanding on the Bank's borrowed funds for the year ended December 31, 1998 was $67,077,000, with a weighted average interest rate of 5.35%.

Investment Management and Fiduciary Activities

As of December 31, 2000, Pemaquid Advisors, the Bank's private banking and investment management division, had assets with a market value of $117,032,000 under management. This amount consisted of 501 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities
In evaluating the Company's post-retirement benefit liabilities, Management believes that changes in assumptions, especially in discount rates, will not have a significant impact on the Company's future operating results or financial condition.

Accounting Pronouncements

During 2000, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS): SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133"; SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121"; SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125".
     The Company expects to adopt SFAS Nos. 139 and 140 when required and Management believes adoption will not have a material effect on the financial condition and results of operations of the Company. SFAS No. 137 and SFAS No. 138 amended SFAS No. 133, which established accounting reporting standards for derivative instruments and for hedging activity. SFAS No. 137 defers the elective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While the Company does not hold any derivative instruments at the present time, Management plans to implement SFAS No. 133 should the Company enter into derivative transactions.






Page 25
Forward-Looking Statements

Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, general local, regional and national economic conditions, competitive pressures, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking state-ments may be subject to significant known and unknown risks and uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.




































Page 26
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk


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

Asset/Liability Management

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO.
     Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -11.2% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets.
     Core deposits with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.





















Page 27
     A summary of the Company's static gap, as of December 31, 2000, is presented in the following table:

-------------------------------------------------------------------------------
                                    0-90        91-365         1-5         5+
Dollars in thousands                days          days       years      years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost               $  7,587        41,274      18,627     37,732
Loans held for sale                    -             -           -         -
Loans                             60,250        74,494     104,081     23,803
Other interest-earning assets      4,063             -           -          -
Non-rate-sensitive assets            356             -           -     20,949
                                ---------      -------     -------    -------
Total assets                    $ 72,256       115,768     122,708     82,484
                                ---------      -------     -------    -------
Interest-bearing deposits         38,797       103,365      18,424     71,493
Borrowed funds                    74,115        13,804      15,000          0
Non-rate-sensitive
   liabilities and equity              -         1,954           -     56,264
                                ---------      -------     -------    -------
Total liabilities and equity   $ 112,912       119,123      33,424    127,757
                               ---------       -------     -------    -------
Period gap                     $ (40,656)       (3,355)     89,284    (45,273)
                               =========       =======     =======    =======
Percent of total assets            (10.3%)        (0.9%)      22.7%     (11.5%)
Cumulative gap (current)       $ (40,656)      (44,011)     45,273          -
Percent of total assets            (10.3%)       (11.2%)      11.5%       0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent simulation model projects net interest income would increase by approximately 5.6% of stable-rate net interest income if rates fall gradually by two percentage points over the next year, and decrease by approximately 5.5% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a stable interest rate risk position for the one-year horizon. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net interest income would be greater than that earned in a stable rate environment by 17.0% in a falling rate scenario and decrease by 13.6% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.

Page 28
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 2000 and 1999 is presented in the following table:

------------------------------------------------------------------------------
Changes in Net Interest Income                                 2000     1999
------------------------------------------------------------------------------
Year 1
Projected change if rates decrease by 2.0%                   +5.6%     +2.6%
Projected change if rates increase by 2.0%                   -5.5%     -3.5%
------------------------------------------------------------------------------
Year 2
Projected change if rates decrease by 2.0%                  +17.0%    +12.2%
Projected change if rates increase by 2.0%                  -13.6%     -4.6%
------------------------------------------------------------------------------

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2000, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used in the modeling. As of December 31, 2000, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.
     Management expects interest rates may decline during 2001 but believes that the current level of interest rate risk is acceptable.

























Page 29
Quarterly Information

The following tables provides unaudited financial information by quarter for each of the past two years:

-------------------------------------------------------------------------------
Dollars in thousands            2000 Q1      2000 Q2      2000 Q3      2000 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                           $  9,348       10,342        8,620       10,324
Investments                      91,100       88,779       96,581      105,220
Net loans                       239,760      250,345      256,293      262,628
Other assets                     14,137       14,753       14,736       15,044
                               --------     --------     --------     --------
   Total assets                $354,345      364,219      376,230      393,216
                               ========     ========     ========     ========
Deposits                       $210,857      221,557      247,190      254,566
Borrowed funds                  111,274      109,957       95,309      102,919
Other liabilities                 2,639        2,342        2,232        2,571
Shareholders' equity             29,575       30,363       31,499       33,160
                               --------     --------     --------     --------
Total liabilities
   & equity                    $354,345      364,219      376,230      393,216
                               ========     ========     ========     ========
Page 28
Income Statements
Interest income                $  6,494        6,835        7,128        7,466
Interest expense                  3,388        3,648        3,919        4,198
                               --------     --------     --------     --------
   Net interest income            3,106        3,187        3,209        3,268
   Provision for loan losses        150          150          210          190
                               --------     --------     --------     --------
Net interest income
   after provision                2,956        3,037        2,999        3,078
Non-interest income                 628          700          909          730
Non-interest expense              2,017        2,079        2,372        2,069
                               --------     --------     --------     --------
   Income before taxes            1,567        1,658        1,536        1,739
Income taxes                        455          486          445          507
                               --------     --------     --------     --------
   Net income                 $   1,112        1,172        1,091        1,232
                               ========     ========     ========     ========
Basic earnings per share      $    0.46         0.49         0.46         0.52
Diluted earnings per share    $    0.45         0.48         0.45         0.51















Page 30
-------------------------------------------------------------------------------
Dollars in thousands            1999 Q1      1999 Q2      1999 Q3      1999 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                          $   5,620        6,548        6,379        8,221
Investments                      70,991       83,925       82,210       87,999
Net loans                       214,500      223,656      227,003      230,618
Other assets                     13,579       14,024       13,591       14,449
                               --------     --------     --------     --------
   Total assets               $ 304,690      328,153      329,183      341,287
                               ========     ========     ========     ========
Deposits                      $ 196,879      201,786      210,949      205,458
Borrowed funds                   76,342       96,520       87,597      105,048
Other liabilities                 2,096        1,535        1,695        2,119
Shareholders' equity             29,373       28,312       28,942       28,662
                               --------     --------     --------     --------
   Total liabilities
   & equity                   $ 304,690      328,153      329,183      341,287
                               ========     ========     ========     ========
Income Statements
Interest income               $   5,410        5,792        6,087        6,251
Interest expense                  2,623        2,876        3,009        3,083
                               --------     --------     --------     --------
   Net interest income            2,787        2,916        3,078        3,168
   Provision for loan losses         90          285          120          150
                               --------     --------     --------     --------
Net interest income
   after provision                2,697        2,631        2,958        3,018
Non-interest income                 539          780          812          677
Non-interest expense              1,770        1,840        2,108        2,071
                               --------     --------     --------     --------
   Income before taxes            1,466        1,571        1,662        1,624
Income taxes                        438          465          490          479
                               --------     --------     --------     --------
   Net income                 $   1,028        1,106        1,172        1,145
                               ========     ========     ========     ========
Basic earnings per share      $    0.42         0.45         0.49         0.48
Diluted earnings per share    $    0.40         0.44         0.47         0.46
-------------------------------------------------------------------------------




















Page 31
ITEM 8. Financial Statements and Supplementary Data


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






















Page 32



Berry, Dunn, McNeil & Parker
Certified Public Accountants









Independent Auditors' Report



The Board of Directors and Shareholders
First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Portland, Maine
February 2, 2001








Page 33
Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary


------------------------------------------------------------------------------
As of December 31,                                      2000              1999
------------------------------------------------------------------------------
Assets
Cash and due from banks                        $  10,324,000     $   8,221,000
Securities available for sale                     62,917,000        42,091,000
Securities to be held to maturity,
   market value of $41,617,000 in 2000
   and $43,581,000 in 1999                        42,303,000        45,908,000
Loans held for sale at cost,
   which approximates market value                         -           127,000
Loans                                            264,929,000       232,526,000
Less allowance for loan losses                     2,301,000         2,035,000
                                               -------------     -------------
Net loans                                        262,628,000       230,491,000
                                               -------------     -------------
Accrued interest receivable                        3,105,000         2,335,000
Bank premises and equipment                        5,352,000         5,518,000
Other real estate owned                              356,000           336,000
Other assets                                       6,231,000         6,260,000
                                               -------------     -------------
TOTAL ASSETS                                   $ 393,216,000     $ 341,287,000
                                               =============     =============
































Page 34
Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
As of December 31,                                      2000              1999
------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Demand deposits                                $  22,488,000     $  17,746,000
NOW deposits                                      38,603,000        36,714,000
Money market deposits                              9,941,000        16,607,000
Savings deposits                                  40,108,000        41,349,000
Certificates of deposit (including
   certificates of $100,000 or more
   of $68,937,000 in 2000
   and of $22,183,000 in 1999)
                                                 143,426,000        93,042,000
                                               -------------     -------------
Total deposits                                   254,566,000       205,458,000
Borrowed funds                                   102,919,000       105,048,000
Other liabilities                                  2,571,000         2,119,000
                                               -------------     -------------
Total liabilities                                360,056,000       312,625,000

Commitments and contingent liabilities
   (notes 12, 13 and 17)
                                               -------------     -------------
Shareholders' equity:
Common stock, one cent par value                      25,000            25,000
Additional paid-in capital                         4,687,000         4,687,000
Retained earnings                                 30,495,000        27,463,000
   Accumulated other comprehensive income (loss)
      Net unrealized gain (loss) on
      securities available for sale,
      net of tax                                     203,000        (1,319,000)
Treasury stock, at cost                           (2,250,000)       (2,194,000)
                                               -------------      -------------
Total shareholders' equity                        33,160,000        28,662,000
                                               -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $393,216,000      $341,287,000
                                               =============      =============
-------------------------------------------------------------------------------
Common stock
Number of shares authorized                        6,000,000         6,000,000
Number of shares issued                            2,481,270         2,481,270
Number of shares outstanding                       2,378,613         2,370,047
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements











Page 35
Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                   2000            1999           1998
------------------------------------------------------------------------------
Interest income:
Interest and fees on loans         $ 21,600,000    $ 18,501,000   $ 17,289,000
Interest on deposits with
   other banks                           25,000          24,000         32,000
Interest and dividends on
   investments (includes tax-exempt
   income of $659,000 in 2000,
   $447,000 in 1999
   and $207,000 in 1998)              6,298,000       5,015,000      3,987,000
                                   ------------    ------------   ------------
Total interest income                27,923,000      23,540,000     21,308,000
                                   ------------    ------------   ------------
Interest expense:
Interest on deposits                  8,625,000       7,205,000      6,876,000
Interest on borrowed funds            6,528,000       4,386,000      3,588,000
                                   ------------    ------------   ------------
Total interest expense               15,153,000      11,591,000     10,464,000
                                   ------------    ------------   ------------
Net interest income                  12,770,000      11,949,000     10,844,000
Provision for loan losses               700,000         645,000        400,000
                                   ------------    ------------   ------------
Net interest income after
   provision for loan losses         12,070,000      11,304,000     10,444,000
                                   ------------    ------------   ------------
Other operating income:
Fiduciary and investment
   management income                    673,000         546,000        421,000
Service charges on deposit accounts     832,000         685,000        627,000
Net realized loss on
   securities available for sale              -               -        (21,000)
Other                                 1,462,000       1,577,000      1,286,000
                                   ------------    ------------   ------------
Total other operating income          2,967,000       2,808,000      2,313,000
                                   ------------    ------------   ------------
Other operating expenses:
Salaries and employee benefits        4,334,000       3,981,000      3,703,000
Occupancy expense                       478,000         472,000        448,000
Furniture and equipment expense         750,000         705,000        584,000
Other                                 2,975,000       2,631,000      2,304,000
                                   ------------    ------------   ------------
Total other operating expenses        8,537,000       7,789,000      7,039,000
                                   ------------    ------------   ------------
Income before income taxes            6,500,000       6,323,000      5,718,000
Income tax expense                    1,893,000       1,872,000      1,707,000
                                   ------------    ------------   ------------
Net income                         $  4,607,000    $  4,451,000   $  4,011,000
                                   ============    ============   ============
-------------------------------------------------------------------------------





Page 36
Consolidated Statements of Income, Concluded
First National Lincoln Corporation and Subsidiary


------------------------------------------------------------------------------
Years ended December 31,                    2000            1999          1998
------------------------------------------------------------------------------

Basic earnings per share             $      1.93     $      1.84    $     1.62
Diluted earnings per share           $      1.89     $      1.77    $     1.56
Cash dividends declared per share    $      0.66     $      0.50    $     0.39
Weighted average number
   of shares outstanding               2,384,356       2,424,385     2,478,223
-------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements










































Page 37


Consolidated Statement of Changes in Shareholders Equity
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1997           2,475,548      $25,000   $4,595,000    $21,172,000  $     93,000    $         -   $25,885,000
                 =========     =======    ==========    ===========   ===========    ===========  ============

Net income               -            -            -      4,011,000             -              -     4,011,000
Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax benefit
  of $15,000             -            -            -              -       (30,000)             -       (30,000)
                 ---------      -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -            -            -      4,011,000       (30,000)             -     3,981,000
Cash dividends
  declared               -            -            -       (965,000)            -              -      (965,000)
Stock issued         5,722            -       90,000              -             -              -        90,000
Treasury stock
  purchases        (15,504)           -            -              -             -       (343,000)     (343,000)
Treasury stock
  sold               5,765            -        2,000              -             -        126,000       128,000
                 ---------      -------   ----------    -----------   -----------    -----------   -----------
Balance at
  December 31,
  1998           2,471,531       25,000    4,687,000     24,218,000        63,000       (217,000)   28,776,000
                 =========      =======   ==========    ===========   ===========    ===========   ===========














Page 38
Consolidated Statement of Changes in Shareholders Equity, continued
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1998           2,471,531      25,000    4,687,000     24,218,000        63,000       (217,000)   28,776,000
                 =========      =======   ==========    ===========   ===========    ===========   ===========

Net income               -           -            -      4,451,000             -              -     4,451,000
Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax benefit
  of $713,000            -           -            -              -    (1,382,000)             -    (1,382,000)
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -           -            -      4,451,000    (1,382,000)             -     3,069,000
Cash dividends
  declared               -           -            -     (1,206,000)            -              -    (1,206,000)
Treasury stock
  purchases       (107,633)          -            -              -             -     (2,104,000)   (2,104,000)
Treasury stock
  sold               6,149           -            -              -             -        127,000       127,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Balance at
December 31,
1999             2,370,047      25,000    4,687,000     27,463,000    (1,319,000)    (2,194,000)   28,662,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========



















Page 39
Consolidated Statement of Changes in Shareholders Equity, concluded
First National Lincoln Corporation and Subsidiary


-------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Balance at
December 31,
1999             2,370,047      25,000    4,687,000     27,463,000    (1,319,000)    (2,194,000)   28,662,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========

Net income               -           -            -      4,607,000             -              -     4,607,000
Net unrealized
  loss on
  securities
  available for
  sale, net of
  tax benefit
  of $15,000             -           -            -              -     1,522,000             -      1,522,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Comprehensive
  income                 -           -            -      4,607,000     1,522,000)             -     6,129,000
Cash dividends
  declared               -           -            -     (1,575,000)            -              -    (1,575,000)
Treasury stock
  purchases        (20,613)          -            -              -             -       (316,000)     (316,000)
Treasury stock
  sold              29,179           -            -              -             -        260,000       260,000
                 ---------     -------   ----------    -----------   -----------    -----------   -----------
Balance at
December 31,
2000             2,378,613     $25,000   $4,687,000    $30,495,000   $   203,000    $(2,250,000)  $33,160,000
                 =========     =======   ==========    ===========   ===========    ===========   ===========

The accompanying footnotes are an integral part of these consolidated financial statements
















Page 40
Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      2000          1999          1998
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $(4,607,000   $ 4,451,000   $44,011,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation                               675,000       538,000       544,000
Deferred income taxes                      148,000      (235,000)      (58,000)
Provision for loan losses                  700,000       645,000       400,000
Provision for losses on
   other real estate owned                       -        20,000        16,000
Loans originated for resale             (3,426,000)   (9,115,000)  (19,039,000)
Proceeds from sales of loans             3,553,000     9,197,000    18,930,000
Net loss on sale or call of
   securities available for sale                 -             -        21,000
(Gain) loss on sale of
   other real estate owned                   5,000         6,000        (4,000)
Net change in other assets and
   accrued interest receivable          (1,540,000)     (741,000)     (302,000)
Net change in other liabilities            223,000       830,000       232,000
Net amortization of premium (accretion
   of discount) on investments            (147,000)      (20,000)      210,000
                                       -----------   -----------   -----------
Net cash provided by
   operating activities                  4,798,000      5,576,000    4,961,000
                                       -----------   -----------   -----------

Cash flows from investing activities:
Proceeds from sales, maturities
   and calls of securities
   available for sale                    1,496,000      2,833,000    7,836,000
Proceeds from maturities and calls of
   securities to be held to maturity     4,556,000     12,557,000   33,739,000
Proceeds from sales of
   other real estate owned                  35,000        281,000       24,000
Purchases of securities
   available for sale                  (19,952,000)   (28,122,000) (10,314,000)
Purchases of securities
   to be held to maturity                 (868,000)   (18,000,000) (22,134,000)
Net increase in loans                  (32,897,000)   (24,074,000) (28,247,000)
Capital expenditures                      (509,000)      (190,000)  (1,539,000)
                                       -----------   -----------   -----------
Net cash used in
   investing activities                (48,139,000)   (54,715,000) (20,635,000)
                                       -----------   -----------   -----------









Page 41
Consolidated Statements of Cash Flows, concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                      2000          1999          1998
------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase (decrease) in
   demand deposits, savings,
   and money market accounts            (1,276,000)    12,038,000   16,714,000
Net increase (decrease) in
   certificates of deposit              50,384,000     (8,383,000)  15,209,000
Advances on long-term borrowings        15,000,000      8,000,000   24,000,000
Repayments on long-term borrowings      (5,440,000)   (20,416,000)    (393,000)
Net increase (decrease) in
   short-term borrowings               (11,689,000)    63,004,000  (38,184,000)
Purchase of Treasury stock                (316,000)    (2,104,000)    (343,000)
Proceeds from sale of Treasury stock       260,000        127,000      128,000
Proceeds from stock issuance                     -              -       90,000
Dividends paid                          (1,479,000)    (1,244,000)    (892,000)
                                       -----------   -----------   -----------
Net cash provided by
   financing activities                 45,444,000     51,022,000   16,329,000
                                       -----------   -----------   -----------
Net increase in cash
   and cash equivalents                  2,103,000      1,883,000      655,000
Cash and cash equivalents
   at beginning of year                  8,221,000      6,338,000    5,683,000
                                       -----------   -----------   -----------
Cash and cash equivalents
   at end of year                      $10,324,000    $ 8,221,000  $46,338,000
                                       ===========    ===========  ===========

Interest paid                          $14,911,000    $11,591,000  $10,445,000
Income taxes paid                        1,935,000      1,949,000    1,809,000
Non-cash transactions:
Loans transferred to
   other real estate owned                 (60,000)      (340,000)    (155,000)
Change in unrealized gain (loss) on
   available for sale securities         2,306,000     (2,095,000)     (45,000)
-----------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements
















Page 42
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements


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

Other Real Estate Owned (OREO)
Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. OREO is stated at the lower of cost or market. An allowance for losses on OREO is maintained for subsequent valuation adjustments on a specific property basis.

Earnings Per Share
Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the stock options outstanding, determined by the treasury stock method.

Post-retirement Benefits
The cost of providing postretirement benefits is accrued during the active service period of the employee.

Segments
First National Lincoln Corporation, through the branch network of its subsidiary, The First National Bank of Damariscotta, provides a broad range of financial services to individuals and companies in Mid-Coast Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services.
Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

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


Page 45
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Loan Servicing
Servicing rights are recognized when they are acquired through sale of loans.
Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.
Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Effect of New Financial Accounting Standards
During 2000, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS): SFAS No. 138,
"Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133"; SFAS No. 139, "Recission of FASB Statement No.
53 and amendments to FASB Statements No. 63, 89 and 121"; SFAS No. 140,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125".
The Company expects to adopt SFAS Nos. 139 and 140 when required and Management believes adoption will not have a material effect on the financial condition and results of operations of the Company. SFAS No. 137 and SFAS No. 138 amended
SFAS No. 133, which established accounting reporting standards for derivative instruments and for hedging activity. SFAS No. 137 defers the elective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June
15, 2000. While the Company does not hold any derivative instruments at the present time, Management plans to implement SFAS No. 133 when effective should the Company enter into derivative transactions.

Note 2. Cash and Due from Banks
At December 31, 2000 the Company had a contractual clearing balance of $500,000 at the Federal Reserve Bank.























Page 46
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 3. Investment Securities
The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2000 and 1999:

-------------------------------------------------------------------------------
December 31, 2000            Amortized   Unrealized  Unrealized     Fair Value
                                  Cost        Gains      Losses     (Estimated)
-------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency   $14,021,000       68,000    (242,000)    13,847,000
Mortgage-backed
   securities                3,727,000       56,000     (71,000)     3,712,000
State and political
   subdivisions             10,837,000      185,000     (70,000)    10,952,000
Other securities            34,023,000      546,000    (163,000)    34,406,000
                           -----------  -----------   -----------  -----------
                           $62,608,000      855,000    (546,000)    62,917,000
                           ===========  ===========   ===========  ===========
Securities to be held to maturity:
U.S. Treasury and agency   $27,025,000            -    (690,000)    26,335,000
Mortgage-backed  securities 10,311,000       55,000    (228,000)    10,138,000
State and political
   subdivisions              4,380,000      169,000      (5,000)     4,544,000
Other securities               587,000       13,000           -        600,000
                           -----------  -----------   -----------  -----------
                           $42,303,000      237,000    (923,000)    41,617,000
                           ===========  ===========   ===========  ===========
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
December 31, 1999            Amortized   Unrealized  Unrealized     Fair Value
                                  Cost        Gains      Losses     (Estimated)
-------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency   $13,093,000        8,000    (946,000)    12,155,000
Mortgage-backed  securities  4,523,000       46,000    (217,000)     4,352,000
State and political
   subdivisions              7,067,000            -    (531,000)     6,536,000
Other securities            19,407,000            -    (359,000)    19,048,000
                           -----------  -----------   -----------  -----------
                           $44,090,000       54,000  (2,053,000)    42,091,000
                           ===========  ===========   ===========  ===========
Securities to be held to maturity:
U.S. Treasury and agency   $27,860,000      304,000  (2,203,000)    25,961,000
Mortgage-backed
   Securities               13,485,000       16,000    (386,000)    13,115,000
State and political
   subdivisions              4,560,000       34,000     (92,000)     4,502,000
Other securities                 3,000            -           -          3,000
                           -----------  -----------   -----------  -----------
                           $45,908,000      354,000  (2,681,000)    43,581,000
                           ===========  ===========   ===========  ===========
-------------------------------------------------------------------------------


Page 47
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The contractual maturities of investment securities at December 31, 2000 are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral.

-------------------------------------------------------------------------------
                                   Securities            Securities to be
                               available for sale:        held to maturity:
                             -----------------------   ------------------------
                         Amortized    Fair Value    Amortized       Fair Value
                              Cost    (Estimated)        Cost       (Estimated)
-------------------------------------------------------------------------------
Due in 1 year or less     $   999,000     1,003,000      200,000       201,000
Due in 1 to 5 years         5,076,000     5,130,000      437,000       433,000
Due in 5 to 10 years       24,057,000    24,367,000    3,330,000     3,351,000
Due after 10 years         25,726,000    25,752,000   38,336,000    37,632,000
Equity securities           6,750,000     6,665,000            -             -
                          -----------    ----------   ----------    ----------
                          $62,608,000    62,917,000   42,303,000    41,617,000
                          ===========    ==========   ==========    ==========
-------------------------------------------------------------------------------

     At December 31, 2000 securities carried at $31,219,000, with a market value of $30,745,000, were pledged to secure borrowings from the Federal Home
Loan Bank, public deposits, and for other purposes as required by law. Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales of securities available for sale is summarized below:

-------------------------------------------------------------------------------
                                               2000          1999         1998
-------------------------------------------------------------------------------
Proceeds from sales                        $      -       100,000    5,567,000

Gross gains                                       -             -        5,000
Gross losses                                      -             -      (26,000)
                                           --------      --------     --------
Net  loss                                         -             -      (21,000)
                                           ========      ========     ========
Related income taxes                       $      -             -       (6,000)
-------------------------------------------------------------------------------

Note 4. Loan Servicing

During 1999 the Bank implemented SFAS 125 related to the servicing of financial assets.
     In 2000, mortgage servicing rights of $31,000 were capitalized, and amortization for the year totaled $95,000. After deducting for a valuation allowance of $69,000, at December 31, 2000, mortgage servicing rights had a fair value of $142,000, which is included in other assets.
     In 1999, mortgage servicing rights of $360,000 were capitalized, and amortization for the year totaled $85,000. After deducting for a valuation allowance of $72,000, at December 31, 1999, mortgage servicing rights had a fair value of $203,000.
Page 48
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     At December 31, 2000, 1999 and 1998, the Bank serviced loans for others totaling $35,635,000, $35,546,000 and $30,545,000, respectively.

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of
December 31, 2000 and 1999:
-------------------------------------------------------------------------------
                                                         2000              1999
-------------------------------------------------------------------------------
Real estate loans
   Residential                                  $ 139,300,000       121,599,000
   Commercial                                      30,695,000        30,305,000
Commercial and industrial loans                    53,362,000        41,970,000
State and municipal loans                           7,484,000         7,764,000
Consumer loans                                     33,028,000        29,227,000
Residential construction loans                      1,060,000         1,661,000
                                                -------------       -----------
Total loans                                     $ 264,929,000       232,526,000
                                                =============       ===========
-------------------------------------------------------------------------------

     Loan balances include deferred loan costs of $431,000 in 2000 and $267,000 in 1999.
     At December 31, 2000 and 1999, loans on non-accrual status totaled
$2,366,000 and $681,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $185,000 for 2000, $64,000 for 1999 and $51,000 for 1998. Loans past due greater than 90 days which are accruing interest totaled $483,000 at December 31, 2000 and $589,000 at December 31, 1999. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December
31, 2000, 1999 and 1998 were as follows:

-------------------------------------------------------------------------------
                                                  2000        1999        1998
-------------------------------------------------------------------------------
Balance at beginning of year                $2,035,000   1,822,000   1,800,000

Provision charged to operating expenses         700,000     645,000     400,000
                                            ----------   ---------   ---------
                                             2,735,000   2,467,000   2,200,000
                                            ----------   ---------   ---------
Loans charged off                             (557,000)   (543,000)   (452,000)
Recoveries on loans                            123,000     111,000      74,000
                                            ----------   ---------   ---------
Net loans charged off                         (434,000)   (432,000)   (378,000)
                                            ----------   ---------   ---------
Balance at end of year                      $2,301,000   2,035,000   1,822,000
                                            ==========   =========   =========
-------------------------------------------------------------------------------





Page 49
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


     Information regarding impaired loans is as follows:

-------------------------------------------------------------------------------
                                                 2000        1999          1998
-------------------------------------------------------------------------------
Average investment in impaired loans        $ 654,000     536,000       324,000
                                            =========     =======       =======
Interest income recognized on
   impaired loans, including cash basis        16,000      51,000             -
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Balance of impaired loans                        $1,590,000            266,000
Less portion for which no
   allowance for loan losses is allocated          (412,000)           (24,000)
                                                 ----------           --------
Portion of impaired loan balance
   for which an allowance
   for loan losses is allocated                   1,178,000            242,000
                                                 ==========           ========
Portion of allowance for loan losses
   allocated to the impaired loan balance        $  260,000             98,000
-------------------------------------------------------------------------------

     Loans to directors, officers and employees totaled $10,775,000 at December
31, 2000 and $7,201,000 at December 31, 1999. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:
-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Balance at beginning of year                    $ 3,579,000          3,779,000
New loans                                         4,345,000          1,957,000
Repayments                                         (827,000)        (2,208,000)
                                                -----------         ----------
Balance at end of year                          $ 7,097,000          3,528,000
                                                ===========         ==========
-------------------------------------------------------------------------------


Note 6. Bank Premises and Equipment
Bank premises and equipment are carried at cost and consist of the following:
-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Land                                            $ 0,986,000          0,903,000
Land improvements                                   333,000            333,000
Bank buildings                                    4,324,000          4,301,000
Equipment                                         5,403,000          5,000,000
                                                -----------         ----------
                                                 11,046,000         10,537,000
Less accumulated depreciation                     5,694,000          5,019,000
                                                ===========         ==========
                                                $ 5,352,000          5,518,000
Page 50
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


Note 7. Other Real Estate Owned
The following summarizes other real estate owned:
-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Real estate acquired in settlement of loans       $ 392,000            372,000
Less: allowance for losses                          (36,000)           (36,000)
                                                -----------         ----------
Other real estate owned, net                      $ 356,000            336,000
                                                ===========         ==========
-------------------------------------------------------------------------------

     Changes in the allowance for each of the three years ended December 31 were as follows:
-------------------------------------------------------------------------------
                                                 2000        1999         1998
-------------------------------------------------------------------------------
Beginning balance                             $36,000      36,000       24,000
Losses charged to allowance                         -     (20,000)      (4,000)
Provision charged to income                         -      20,000       16,000
                                            ----------   ---------   ---------
Ending balance                                $36,000      36,000       36,000
                                            ==========   =========   =========
-------------------------------------------------------------------------------

Note 8. Income Taxes
The current and deferred components of income tax expense were as follows:

-------------------------------------------------------------------------------
                                                 2000        1999         1998
-------------------------------------------------------------------------------
Federal income tax:
Current                                    $1,650,000   2,034,000    1,703,000
Deferred                                      148,000    (235,000)     (58,000)
                                           ----------   ---------    ---------
                                            1,798,000   1,799,000    1,645,000
State income tax                               95,000      73,000       62,000
                                           ----------   ---------    ---------
                                           $1,893,000   1,872,000    1,707,000
                                           ==========   =========    =========
-------------------------------------------------------------------------------














Page 51
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

-------------------------------------------------------------------------------
                                                 2000        1999         1998
-------------------------------------------------------------------------------
Expected tax expense                       $2,210,000   2,150,000    1,944,000
Non-taxable income                           (431,000)   (349,000)    (256,000)
State income taxes                             63,000      48,000       41,000
Qualified housing  tax credit                 (30,000)    (31,000)     (31,000)
Other                                          81,000      54,000        9,000
                                           ----------   ---------    ---------
                                           $1,893,000   1,872,000    1,707,000
                                           ==========   =========    =========
-------------------------------------------------------------------------------

     The items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Allowance for loan losses and OREO                $ 634,000            486,000
Deferred loan fees                                 (146,000)            91,000
Accrued pension and post-retirement                 187,000            139,000
Depreciation                                        (85,000)           (82,000)
Unrealized (gain) loss on securities
   available for sale                              (104,000)           679,000
Mortgage servicing rights                           (48,000)           (69,000)
Other assets                                         (8,000)            93,000
Other liabilities                                    51,000            (76,000)
                                                -----------         ----------
Net deferred income tax asset                   $   481,000          1,413,000
                                                ===========         ==========
-------------------------------------------------------------------------------

     These amounts are included in other assets on the balance sheets. The deferred income tax asset and liability at December 31, 2000 and 1999 are as follows:

-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
Asset                                           $   872,000          1,557,000
                                                ===========         ==========
Liability                                       $   391,000            144,000
                                                ===========         ==========

-------------------------------------------------------------------------------

     No valuation allowance is deemed necessary for the deferred tax asset.




Page 52
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 9. Certificates of Deposit

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

---------------------------
2001          $ 125,002,000
2002             14,120,000
2003              2,455,000
2004                732,000
2005              1,117,000
              -------------
Total         $ 143,426,000
              =============
---------------------------

     Interest on certificates of deposit of $100,000 or more was $2,732,000, $1,411,000 and $1,319,000 in 2000, 1999 and 1998, respectively.

Note 10. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank of Boston
(FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, with a value of $5,942,000 at both December 31, 2000 and 1999; qualifying first mortgage loans, which were valued at $130,895,000 and $118,268,000 in 2000 and 1999, respectively; U.S. Government and Agency securities not pledged to others, which were valued at $30,369,000 in 2000 and $30,677,000 in 1999; and funds on deposit with FHLB, which were $1,000 in both 2000 and 1999.
     As of December 31, 2000, the Bank's total FHLB borrowing capacity was $125,503,000, of which $40,173,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2000 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.
     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $9,912,000 and $5,034,000 at December 31, 2000 and 1999, respectively, and an aggregate fair value of $9,716,000 and $4,836,000 at December 31, 2000 and 1999, respectively. Borrowed funds at December 31, 2000 and 1999 have the following range of interest rates and maturity dates:











Page 53
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                          5.05%-6.77%    $ 70,330,000
Maturities over five years                          4.95%-5.41%      15,000,000
                                                                   ------------
                                                                     85,330,000
                                                                   ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/00 was 5.66%            variable        1,077,000
Repurchase agreements
Municipal and commercial customers                  4.25%-6.00%      16,512,000
                                                                   ------------
                                                                   $102,919,000
                                                                   ============
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
December 31, 1999
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
Maturities within one year                          4.90%-6.38%    $ 77,155,000
Maturities over one year                            5.05%-5.79%      12,554,000
                                                                   ------------
                                                                     89,709,000
                                                                   ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/99 was 5.25%             variable       2,850,000
Repurchase agreements
Municipal and commercial customers                  4.16%-5.35%      12,489,000
                                                                   ------------
                                                                   $105,048,000
                                                                   ============
-------------------------------------------------------------------------------

Note 11. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 15.0% of their compensation, and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.5% of each eligible employee's compensation in 2000, and 3.0% in 1999 and 1998.
     The expense related to the 401(k) plan was $160,000, $165,000, and $158,000 in 2000, 1999, and 1998, respectively.

Pension Plans
The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $123,000 in 2000, $115,000 in 1999, and $84,000 in 1998. As of December 31, 2000 and 1999, the accrued liability of this plan was $342,000 and $219,000, respectively.
Page 54
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Post-retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides for life insurance coverage to full-time employees who work until retirement. The Bank also provides health insurance for retired directors. None of these plans are pre-funded.
     The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.
     The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

-------------------------------------------------------------------------------
At December 31,                                        2000               1999
-------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year:        $   463,000            479,000
Service cost                                          5,000              8,000
Interest cost                                        32,000             32,000
Benefits paid                                       (55,000)           (56,000)
                                                -----------         ----------
Benefit obligation at end of year:              $   445,000            463,000
                                                ===========         ==========

Funded status:
Benefit obligation at end of year               $  (445,000)          (463,000)
Unrecognized prior service cost                     (64,000)           (69,000)
Unamortized net actuarial gain                      (36,000)           (24,000)
Unrecognized transition obligation                  348,000            373,000
                                                -----------         ----------
Accrued benefit cost                            $  (197,000)          (183,000)
                                                ===========         ==========

-------------------------------------------------------------------------------
Years ended December 31,                         2000        1999         1998
-------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                $   5,000       8,000        9,000
Interest cost                                  32,000      32,000       32,000
Amortization of unrecognized
   transition obligation                       29,000      29,000       29,000
Amortization of prior service cost             (5,000)     (5,000)      (5,000)
Amortization of accumulated gains              (3,000)     (4,000)      (3,000)
                                            ---------    --------     ---------
Net periodic benefit cost                   $  58,000      60,000       62,000
                                            =========    ========     =========
Weighted average assumptions as of December 31:
Discount rate                                     7.0%        7.0%         7.0%
-------------------------------------------------------------------------------







Page 55
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 12. Shareholders' Equity

The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2000, 97,793 shares had been issued pursuant to these plans, leaving 62,207 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 29,179 shares in 2000, 6,149 shares in 1999, and 11,487 in 1998. Stock sold to directors and employees in 2000 was all from treasury shares.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted.
All options expire 10 years from the date of grant.
     The following table sets forth options granted in 2000, 1999 and 1998 and exercised or forfeited in 2000:

-------------------------------------------------------------------------------
                                                               Weighted Average
                                          Number of Shares       Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 1997                       152,000         $       7.56
     Granted in 1998                                 6,000                18.25
                                                 ---------         ------------
Balance at December 31, 1998                       158,000                 7.97
     Granted in 1999                                20,000                19.06
                                                 ---------         ------------
Balance at December 31, 1999                       178,000                 9.21
     Granted in 2000                                 5,000                16.50
     Exercised in 2000                             (22,000)                6.98
     Forfeited in 2000                              (6,000)               12.96
                                                 ---------         ------------
Balance at December 31, 2000                       155,000         $       9.62
                                                 =========         ============
-------------------------------------------------------------------------------

     In 1998 and 1999, there were no options that were exercised, forfeited, or expired. The number and weighted average exercise price of exercisable options was 81,700 and $7.45 at December 31, 2000, 70,000 and $7.34 at December 31,
1999, and 48,000 and $6.78 at December 31, 1998.













Page 56
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

The range of prices for outstanding and exercisable stock options at December
31, 2000 was as follows:

-------------------------------------------------------------------------------
                                                         Weighted
                                                          Average      Weighted
                                                        Remaining       Average
                                             Number   Contractual      Exercise
                                        Outstanding          Life         Price
Options Outstanding
$6.50 to $10.00                              98,000           4.3    $     6.86
$10.01 to $15.00                             28,000           6.1         10.25
$15.01 to $20.00                             25,000           8.8         17.70
$20.01 to $22.50                              4,000           8.0         22.50
                                          ---------       -------    ----------
                                            155,000           5.4    $     9.62
                                          =========       =======    ==========
Options Exercisable
$6.50 to $10.00                              69,200           4.2    $     6.65
$10.01 to $15.00                             10,000           6.1         10.25
$15.01 to $20.00                              2,500           7.1         18.25
$20.01 to $22.50                                  -             -             -
                                          ---------       -------    ----------
                                             81,700           4.5    $     7.45
                                          =========       =======    ==========
-------------------------------------------------------------------------------

     No compensation cost has been recognized for the Plan. The fair market value of options granted was $16,000 in 2000, $93,000 in 1999, and $45,000 in 1998. The weighted average fair value of options granted during the year was $3.24 in 2000, $4.66 in 1999, and $7.58 in 1998. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.18 in 2000, $0.11 in 1999, and $0.07 in 1998, risk-free interest rate of 6.00% in 2000 and 5.25% in 1999 and 1998, volatility of 25.11% in 2000, 13.85% in 1999 and 30.17% in 1998 and an expected life of 10 years.
     Had compensation cost been expensed, net of related income taxes, based on fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:

-------------------------------------------------------------------------------
                                               2000         1999          1998
-------------------------------------------------------------------------------
Net income
     As reported                        $ 4,607,000    4,451,000     4,011,000
     Pro forma                            4,596,000    4,390,000     3,981,000
Basic earnings per share
     As reported                               1.93         1.84          1.62
     Pro forma                                 1.93         1.81          1.61
Diluted earnings per share
     As reported                               1.89         1.77          1.56
     Pro forma                                 1.88         1.74          1.55
-------------------------------------------------------------------------------


Page 57
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 13. Off-Balance Sheet Financial
Instruments and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments are recorded when funded. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The
Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At
December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:
-------------------------------------------------------------------------------
                                                 2000                     1999
-------------------------------------------------------------------------------
Unused lines, collateralized
   by residential real estate           $   7,603,000                9,759,000
Unused credit card lines                   11,846,000               11,103,000
Other unused commitments                   23,533,000               24,329,000
Standby letters of credit                     202,000                  151,000
Commitments to extend credit               10,355,000                6,409,000
-------------------------------------------------------------------------------

     The Company grants residential, commercial and consumer loans to customers principally located in the Mid-Coast region of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of borrowers' ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.






Page 58
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

-------------------------------------------------------------------------------
For the Year Ended December 31, 2000          Income         Shares   Per-Share
                                          (Numerator)  (Denominator)     Amount
-------------------------------------------------------------------------------
Income as reported                       $ 4,607,000
                                         ------------     ---------   ---------
Basic EPS: Income available to
    common shareholders                  $ 4,607,000      2,384,356   $    1.93
Effect of dilutive securities:
    incentive stock options                        -         56,752
                                         ------------     ---------   ---------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                  $  4,607,000     2,441,108   $    1.89
                                         ============     =========   =========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
For the Year Ended December 31, 1999          Income         Shares   Per-Share
                                          (Numerator)  (Denominator)     Amount
-------------------------------------------------------------------------------
Income as reported                       $  4,451,000
                                         -----------      ---------   ---------
Basic EPS: Income available to
    common shareholders                  $  4,451,000     2,424,385     $  1.84
Effect of dilutive securities:
    incentive stock options                        -         93,001
                                         -----------      ---------   ---------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                  $  4,451,000     2,517,386     $  1.77
                                         ============     =========   =========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
For the Year Ended December 31, 1998          Income         Shares   Per-Share
                                          (Numerator)  (Denominator)     Amount
-------------------------------------------------------------------------------
Income as reported                       $  4,011,000
                                          -----------     ---------   ---------
Basic EPS: Income available to
    common shareholders                  $  4,011,000     2,478,223     $  1.62
Effect of dilutive securities:
    incentive stock options                         -        88,538
                                          -----------     ---------   ---------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions
                                         $  4,011,000     2,566,761     $  1.56
                                         ============     =========   =========
-------------------------------------------------------------------------------
Page 59
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

Note 15. Fair Value of Financial Instruments

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

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments.
     Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
     Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.
     The fair value estimate for credit card loans is based on the carrying value of existing loans. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.
Page 60
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

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

Accrued Interest Payable
The fair value estimate approximates the carrying amount as this financial instrument has a short maturity.
Off-Balance-Sheet Instruments
Off-balance-sheet instruments include loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

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







Page 61
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The estimated fair values for the Company's financial instruments as of December 31, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------
                                                     Carrying         Estimated
                                                       amount        fair value
                                                -------------       -----------
Financial assets
Cash and due from banks                         $  10,324,000        10,324,000
Securities available for sale                      62,917,000        62,917,000
Securities to be held to maturity                  42,303,000        41,617,000
Loans held for sale                                         -                 -
Loans (net of allowance for loan losses)          262,628,000       260,594,000
Accrued interest receivable                         3,105,000         3,105,000
Financial liabilities
Deposits                                          254,566,000       244,870,000
Borrowed funds                                    102,919,000       102,987,000
Accrued interest payable                              864,000           864,000

-------------------------------------------------------------------------------
December 31, 1999
-------------------------------------------------------------------------------
                                                     Carrying         Estimated
                                                       amount        fair value
                                                -------------       -----------
Financial assets
Cash and due from banks                        $   8,221,000         8,221,000
Securities available for sale                     42,091,000        42,091,000
Securities to be held to maturity                 45,908,000        43,581,000
Loans held for sale                                  127,000           127,000
Loans (net of allowance for loan losses)         230,491,000       227,384,000
Accrued interest receivable                        2,335,000         2,335,000
Financial liabilities
Deposits                                         205,458,000       189,248,000
Borrowed funds                                   105,048,000       107,297,000
Accrued interest payable                             622,000           622,000
-------------------------------------------------------------------------------

Note 16. Other Operating Income and Expense
Other operating income includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                               2000         1999          1998
-------------------------------------------------------------------------------
Merchant discount fees                $     743,000      553,000       359,000
Mortgage origination and servicing           71,000      412,000       247,000
-------------------------------------------------------------------------------






Page 62
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Other operating expense includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                               2000         1999          1998
-------------------------------------------------------------------------------
Stationery and supplies               $     160,000      162,000       269,000
Merchant interchange fees                   551,000      407,000       235,000
Postage, freight and express                169,000      163,000       138,000
Exams and audits                            190,000      179,000       118,000
-------------------------------------------------------------------------------

Note 17. Regulatory Capital Requirements
The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2001 will be 2001 earnings plus retained earnings of $4,101,000 from 2000 and 1999.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice.
The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal
Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December
31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.



Page 63
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.
     The actual capital amounts and ratios for the Bank are presented in the following table:

-------------------------------------------------------------------------------
                                                                   To be well-
                                                                   capitalized
                                                              For under prompt
                                                          capital   corrective
                                                         adequacy       action
                                               Actual    purposes   provisions
-------------------------------------------------------------------------------
As of December 31, 2000
Tier 2 capital to                        $ 33,784,000   19,977,000  24,972,000
   risk-weighted assets                         13.53%        8.00%      10.00%
Tier 1 capital to                          31,483,000    9,989,000  14,983,000
   risk-weighted assets                         12.61%        4.00%       6.00%
Tier 1 capital to                          31,483,000   15,303,000  19,129,000
    average assets                               8.23%        4.00%       5.00%
-------------------------------------------------------------------------------
As of December 31, 1999
Tier 2 capital to                        $ 30,972,000   16,912,000  21,140,000
   risk-weighted assets                         14.65%        8.00%      10.00%
Tier 1 capital to                          28,936,000    8,456,000  12,684,000
   risk-weighted assets                         13.69%        4.00%       6.00%
Tier 1 capital to                          28,936,000   13,292,000  16,616,000
    average assets                               8.71%        4.00%       5.00%

-------------------------------------------------------------------------------





















Page 64
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


     The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

-------------------------------------------------------------------------------
                                                                   To be well-
                                                                   capitalized
                                                              For under prompt
                                                          capital   corrective
                                                         adequacy       action
                                               Actual    purposes   provisions
-------------------------------------------------------------------------------
As of December 31, 2000
Tier 2 capital to                        $ 35,244,000   20,130,000  25,163,000
   risk-weighted assets                         14.01%        8.00%      10.00%
Tier 1 capital to                          32,943,000   10,065,000  15,098,000
   risk-weighted assets                         13.09%        4.00%       6.00%
Tier 1 capital to                          32,943,000   15,351,000  19,188,000
    average assets                               8.58%        4.00%       5.00%
As of December 31, 1999
Tier 2 capital to                        $ 32,016,000   16,982,000  21,227,000
   risk-weighted assets                         15.08%        8.00%      10.00%
Tier 1 capital to                          29,981,000    8,491,000  12,736,000
   risk-weighted assets                         14.12%        4.00%       6.00%
Tier 1 capital to                          29,981,000   13,327,000  16,659,000
    average assets                               9.00%        4.00%       5.00%
-------------------------------------------------------------------------------

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):
-------------------------------------------------------------------------------
Balance Sheets
December 31,                                           2000                1999
-------------------------------------------------------------------------------
Assets
Cash                                            $       222                 128
Dividends receivable                                    475                   -
Investments                                             672                 652
Investment in subsidiary                             31,756              27,722
Other assets                                            484                 513
                                                -----------         -----------
                                                $    33,609              29,015
                                                ===========         ===========
Liabilities and shareholders' equity
Dividends payable                               $       428                 331
Other liabilities                                        21                  22
Shareholders' equity                                 33,160              28,662
                                                -----------         -----------
                                                $    33,609              29,015
                                                ===========         ===========
-------------------------------------------------------------------------------



Page 65
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-------------------------------------------------------------------------------
Statements of Income
Years ended December 31,                       2000          1999          1998
-------------------------------------------------------------------------------
Investment income                         $      57            35            25
Other income                                      -             -            48
                                          ---------     ---------     ---------
Total income                                     57            35            73
                                          ---------     ---------     ---------
Other expense                                    50            54            63
                                          ---------     ---------     ---------
Income (loss) before Bank earnings                7           (19)           10
Equity in earnings of Bank:
Remitted                                      1,600         3,395         1,150
Unremitted                                    3,000         1,075         2,851
                                          ---------     ---------     ---------
Net income                                $   4,607         4,451         4,011
                                          =========     =========     =========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                       2000          1999         1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                $   4,607         4,451        4,011
Adjustments to reconcile net income
   to net cash provided
   by operating activities:
(Increase) decrease in other assets              23           (41)          (5)
Increase (decrease) in other liabilities         (1)           20            -
Unremitted earnings of Bank                  (3,000)       (1,075)      (2,851)
                                          ---------     ---------     ---------
Net cash provided by operating activities     1,629         3,355        1,155
                                          ---------     ---------     ---------
Cash flows from investment activities:
Proceeds from sales and maturities of
   securities available for sale                  -           100            -
Purchases of investments                          -          (300)        (316)
                                          ---------     ---------     ---------
Net cash used by investing activities             -          (200)        (316)
                                          ---------     ---------     ---------
Cash flows from financing activities:
Proceeds from sale of stock                       -             -           90
Purchase of Treasury stock                     (316)       (2,104)        (343)
Sale of Treasury stock                          260           127          128
Dividends paid                               (1,479)       (1,244)        (892)
                                          ---------     ---------     ---------
Net cash used in financing activities        (1,535)       (3,221)      (1,017)
                                          ---------     ---------     ---------
Net increase (decrease) in cash                  94           (66)        (178)
Cash, beginning of year                         128           194          372
                                          ---------     ---------     ---------
Cash, end of year                         $     222           128          194
                                          =========     =========     =========
-------------------------------------------------------------------------------
Page 66
ITEM 9. Changes in and/or Disagreements with Accountants

     None.
























































Page 67
ITEM 10. Directors and Executive Officer of the Registrant

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

The following Directors' terms expire in 2001, and each will be nominated for a re-election for a three-year term as Director expiring in 2004:

     Bruce A. Bartlett has served as a Director of the Company since its organization in 1985 and as a Director of The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary, since 1981.
Mr. Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994.
     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1976. Mr.
Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Stuart G. Smith has served as a Director of the Company and the Bank since
1997. A resident of Camden, he and his wife own and operate Maine Sport
Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden,
Maine. Mr. Smith is also on the board and part owner of the Mid Coast Skating and Tennis Center. He also serves on the board of the Five Town CSD School
Board and the SAD 28 Camden/Rockport School Board.

The following Directors' terms will expire in 2002:

     Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region
Greenhouses with her husband. Ms. Boyd serves as trustee of the YMCA, and was previously chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr.
Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr. has served as a Director of the Company and the Bank since 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association, and is a former Public Administrator,
Lincoln County.
     Bruce B. Tindal has served as a Director of the Company and the Bank since
1999. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in
Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee of St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development Corp.
Mr. Tindal is also a member of the National Association of Realtors and the Boothbay Harbor Rotary Club.





Page 68
The following Directors' terms will expire in 2003:

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company the Bank since 1994.
Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior
Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is Vice Chairman of the Maine Bankers Association and past President of the Boothbay Region YMCA Board of Trustees.
     Dana L. Dow has served as a Director of the Company and the Bank since
1999. Mr. Dow is President of Dow Furniture, Inc., located in Waldoboro, Maine, which he purchased from his father in 1977. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.
     Robert B. Gregory has served as a Director of the Company and the Bank since 1987 and has served as Chairman of both the Company and the Bank since
September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.
     There are no family relationships among any of the Directors of the Company, and there are no arrangements or understandings between any Director and any other person pursuant to which that Director has been or is to be elected. No Director of the Bank or the Company serves as a Director on the board of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment
Company Act of 1940, as amended.


Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Company or the Bank:

-------------------------------------------------------------------------------
Name & Age(1)        Office & Position                            Period Served
-------------------------------------------------------------------------------
Daniel R. Daigneault President & Chief Executive Officer           1994 to date
48                   of the Company and of the Bank
F. Stephen Ward      Treasurer of the Company, Senior Vice         1993 to date
47                   President Finance and Investments
                     and Chief Financial Officer of the Bank
                     Managing Director of Pemaquid Advisors
Donald C. Means      Clerk of the Company, Senior Vice             1973 to date
63                   President and Senior Loan Officer of the Bank
Walter F. Vietze     Senior Vice President and Senior              1984 to date
59                   Operations Officer of the Bank
Michael T. Martin    Senior Vice President and Credit              1993 to date
45                   Administration Officer of the Bank
Charles A. Wootton   Senior Vice President, Banking Services       2000 to date
44                   Officer and Senior Loan Officer of the Bank
-------------------------------------------------------------------------------
(1) As of December 31, 2000

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since
1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President,
Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.

Page 69
     F. Stephen Ward has served as Treasurer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. In 2000, Mr. Ward also became the Managing Director of Pemaquid Advisors, the Bank's investment management and private banking division. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993.
From 1978 to 1990 Mr. Ward was employed by Down East Enterprises, Inc. Mr. Ward holds a Masters of Business Administration degree in Finance.
     Donald C. Means has been employed by the Bank since 1973. From 1962 to 1973 Mr. Means was employed by The First National Bank of Boston, a major New
England financial institution. While employed there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank, Portland, Maine. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     Michael T. Martin has been employed by the Bank since 1993. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit
Administration.
     Charles A. Wootton has been employed by the Bank since January 2000. From
1981 to 2000 Mr. Wootton was employed by Camden National Bank, serving as branch manager, commercial loan and business development officer. In 1996, Mr.
Wootton became Vice President responsible for branch administration.

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




















Page 70
ITEM 11. Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer during 2000, 1999, and 1998. No other Executive
Officers of the Bank received compensation in excess of $100,000 for the years ended December 31, 2000, 1999, and 1998.

-------------------------------------------------------------------------------
Name                               Annual                      Long-Term
and                             Compensation                 Compensation
Principal                ----------------------------    ---------------------
Position                Year       Salary     Bonus(1)    Other(2)   # Options
-------------------------------------------------------------------------------
Daniel R. Daigneault    2000    $ 184,000    $ 17,112      $14,005         -0-
President and CEO       1999    $ 164,300    $ 17,416      $ 9,600       4,000
                        1998    $ 156,000    $ 14,040      $ 9,600         -0-
-------------------------------------------------------------------------------
(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officer in the 401(k) Plan. In 2000 the Company
and the Bank contributed to the Bank's Savings and Investment Plan a matching amount for the salary deferred by Mr. Daigneault equal to 3.0% of Mr.
Daigneault's earnings and a profit-sharing component of 2.5% of Mr.
Daigneault's earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing
401(k) contributions to $170,000. These percentages were equivalent to the
401(k) Plan match and profit sharing contributions made for all eligible employees. This figure also recognizes the value to the officer of a Company-
provided vehicle.

Executive Compensation Committee Report

     The Compensation Committee consists of three outside members of the Board of Directors. This Committee has the responsibility for conducting the annual evaluation of the President and renders recommendations to the full Board of Directors regarding compensation for the President. The compensation of the President consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the President and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar sized financial institutions, plus a short- term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance
Compensation for Stakeholders". The overall objective of the program is to shift a portion of employee compensation from base salary to performance based payments. In 2000, total cash payout under this Stakeholder Performance
Compensation program was 9.30% of the participating employees' base salaries.
The cash payout may be deferred to the following calendar year.


Page 71
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and quality. The guiding principle is to reach a balance of profitability, growth, productivity and quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 2000 some of the indicators were: loan volume, deposit volume, non-performing loan levels, non-interest income, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of base compensation potentially payable to the President was determined by reviewing an independent salary survey of compensation of officers and employees for comparably sized financial institutions. The committee took into consideration the salary ranges as well as actual salaries paid to Presidents and CEOs of similar banks in establishing the 2000 base salary for President Daigneault.
     The President is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the President. On an annual basis the Committee conducts a formal evaluation of the President, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     President Daigneault's base compensation for 2000 was reflective of the Company's overall financial performance in 1999, which, in the opinion of the Compensation Committee, was considered excellent. All 1999 goals set for President Daigneault were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Taking these various factors into consideration and in recognition of his performance, the committee increased his base salary by $19,700 to $184,000.
     President Daigneault's 2000 bonus compensation was 9.30% of base compensation, paid in accordance with the Company's Stakeholder Performance
Compensation program for all employees, which was described previously.

         Compensation Committee Members:
         Malcolm E. Blanchard, Chair
         Robert B. Gregory
         Carl S. Poole, Jr.
Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $500 for each meeting attended and $150 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $16,500. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees paid by the Bank to its Directors as a group totaled $72,275 in 2000, but no fees are paid to Directors of the Company.
President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.
     The Company has two standing committees of the Board of Directors: Audit and Options. The Bank has six standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, Directors' Loan and Compensation.
Certain members of management also serve on some committees. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members, and the aggregate attendance of Board and Committee meetings by all members of the Board of Directors in 2000 was in excess of 90%.
Page 72
Stock Option Plan

     In April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock
Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of three outside directors. During 2000, 1999, and 1998, stock options were granted under the 1995 Stock Option Plan, as set forth in the accompanying table.

           2000 Option Committee Members:
           Malcolm E. Blanchard, Chair
           Robert B. Gregory
           Carl S. Poole, Jr.


Compensation Committee Interlocks and Insider Participation in Compensation
Decisions

     During 2000, Directors Gregory, Blanchard, and Poole served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards.
While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executive and all other employees concerning grants of stock options during 2000:




















Page 73
-------------------------------------------------------------------------------
Option Grants During the Year Ended December 31, 2000
-------------------------------------------------------------------------------
                                % of                      Potential realizable
                   Number of options                    value at assumed rates
                  securities granted Exercise            of stock appreciation
                  underlying      in    price               for option term(1)
                     options  fiscal      per Expiration ---------------------
                     granted    year  Share(2)   Date(3)         5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault     -0-    0.0%  $   -0-          -   $    -0-   $    -0-
All other employees    5,000  100.0     16.50   12/27/10     52,000    131,000
-------------------------------------------------------------------------------
All                    5,000  100.0   $ 16.50   12/27/10   $ 52,000   $131,000
-------------------------------------------------------------------------------
1) The dollar gains under these columns result from calculations assuming 5%
and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. These values have also not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.
2) Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.
3) All options granted in 2000 require a vesting period of two years after the date granted before 50% of the options may be exercised, and five years after the date granted before 100% of the options may be exercised. All options expire 10 years after the date granted.

     The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2000:

-------------------------------------------------------------------------------
Aggregated Option Exercises in 2000 and December 31, 2000 Option Values
-------------------------------------------------------------------------------
                                          Number of
                                   securities underlying  Value of unexercised
                                     unexercised options      in-the-money
                      Shares             at year end       options at year end
                    acquired          ------------------  --------------------
                          on     Value    Exer-  Unexer-     Exer-     Unexer-
                    exercise  realized  cisable  cisable   cisable     cisable
-------------------------------------------------------------------------------
Daniel R. Daigneault   10,000  $ 93,000   41,200   36,800   $363,000   $244,000
All other employees    12,000    98,000   40,500   36,500   $302,000   $ 85,000
-------------------------------------------------------------------------------
All optionees          22,000   191,000   81,700   73,300   $665,000   $329,000
-------------------------------------------------------------------------------









Page 74
Description of the Company's Benefit Plans

     The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 2000, 97,793 shares had been issued pursuant to these plans, leaving 62,207 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule
147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     Shares issued under the employee stock purchase plan prior to September
11, 1998, were issued pursuant to exemptions from registration under Section
3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's common stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan.
It is available to any employee who has attained the age of 21 and completed six months of continuous service. Eligible employees may contribute to their plan accounts a percentage of their compensation, up to a maximum of 15% annually. The Bank may, by an annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, the Bank may make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it.
Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $76,000 in matching contributions and $84,000 in profit-sharing contributions to this plan in 2000.
Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 2000, 50,342 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2000, 47,451 shares of the Company's stock had been purchased pursuant to the plan.




Page 75
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Employee
Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers.
The projected retirement benefit for President Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The expense for all participants in this supplemental plan was $123,000 in 2000, $115,000 in 1999, and $84,000 in 1998. As of December 31, 2000 and 1999, the accrued liability of this plan was $342,000 and $219,000, respectively.
     On December 15, 1994, the Company's board of directors adopted a Stock
Option Plan (the "Option Plan") for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares
(subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company upon exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company.
The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the
"Code") to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options
Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death. Code
Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the shares unless the exercise price is at least 110% of the underlying shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which are first exercisable in any calendar year may generally not exceed $100,000.


Page 76
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held; provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers and directors may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

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

     The following information is presented in a line graph in the printed
Form 10-K:

-------------------------------------------------------------------------------
Performance graph data   1995      1996      1997      1998      1999      2000
-------------------------------------------------------------------------------
FNLC                   100.00    127.03    173.94    289.05    215.18    213.99
NASD Bank              100.00    126.16    206.37    182.08    167.55    192.13
S&P 500                100.00    122.68    163.29    209.57    253.24    230.37
-------------------------------------------------------------------------------



Page 77
ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 5, 2001 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name.















































Page 78
-------------------------------------------------------------------------------
                                                                Shares  Percent
 Owners of 5% or More                                            Owned    Owned
-------------------------------------------------------------------------------
Daniel P. & Edith I. Thompson                                  152,804    6.42%
HC 61 Box 039
New Harbor, ME 04545
-------------------------------------------------------------------------------
Directors & Executive Officers
-------------------------------------------------------------------------------
Name                  Position                             Term Shares  Percent
Age(2)                                                  Expires  Owned    Owned
-------------------------------------------------------------------------------
Bruce A. Bartlett    Director of the Bank and the Company; 2001  8,928       *
67                   Chairman, Trust Committee
Malcolm E. Blanchard Director of the Bank and the Company; 2001 27,354    1.15%
66                   Chairman, Executive Committee
Katherine M. Boyd    Director of the Bank and the Company  2002 10,282       *
49
Daniel R. Daigneault President, Chief Executive Officer    2003 78,993(3) 3.32%
48                   and Director of the Bank and the Company
Dana L. Dow          Director of the Bank and the Company  2003  1,133       *
49
Robert B. Gregory    Chairman of The Board of Directors    2003 14,737       *
47                   of the Bank and the Company
Carl S. Poole, Jr.   Director of the Bank and the Company; 2002 89,233    3.76%
55                   Chairman, Asset/Liability Committee
Stuart G. Smith      Director of the Bank and the Company; 2001 13,612       *
48                   Chairman, Directors' Loan Committee
David B. Soule, Jr.  Director of the Bank and the Company; 2002  6,813       *
55                   Chairman, Audit Committees of the
                     Bank and the Company
Bruce B. Tindal      Director of the Bank and the Company  2002  1,067       *
50
-------------------------------------------------------------------------------
Total Ownership of all Directors and
Executive Officers as a group                                  317,052(3)13.34%
-------------------------------------------------------------------------------

* Less than one percent of total outstanding shares
(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities
Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person.
(2) As of December 31, 2000.
(3) Includes exercisable stock options.









Page 79
ITEM 13. Certain Relationships and Related Transactions

     The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal
Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2000 to the Company's Directors, Executive Officers and their associates was $7,107,000, which constituted 2.68% the Bank's total loans outstanding at that date.






































Page 80
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.



(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December
31, 2000.



































Page 81
SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title and Date


     Daniel R. Daigneault               President and Director
     Daniel R. Daigneault              (Principal Executive Officer)
                                        March 29, 2001

     F. Stephen Ward                    Treasurer
     F. Stephen Ward                   (Principal Financial Officer,
                                        Principal Accounting Officer)
                                        March 29, 2001

     Robert B. Gregory                  Director and
     Robert B. Gregory                  Chairman of the Board
                                        March 29, 2001

     Bruce A. Bartlett                  Director
     Bruce A. Bartlett                  March 29, 2001

     Malcolm E. Blanchard               Director
     Malcolm E. Blanchard               March 29, 2001

     Katherine M. Boyd                  Director
     Katherine M. Boyd                  March 29, 2001

     Dana L. Dow                        Director
     Dana L. Dow                        March 29, 2001

     Carl S. Poole, Jr.                 Director
     Carl S. Poole, Jr.                 March 29, 2001

     Stuart G. Smith                    Director
     Stuart G. Smith                    March 29, 2001

     David B. Soule, Jr.                Director
     David B. Soule, Jr.                March 29, 2001

     Bruce A. Tindal                    Director
     Bruce A. Tindal                    March 29, 2001


Page 82
