Form 10-Q
period 2001-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2001-05-15
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      March 31, 2001


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at March 31, 2001
       Common Stock, Par One Cent                       2,376,175

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Independent Accountants' Report ............................      1

         Financial Statements
         Consolidated Balance Sheets -
           March 31, 2001, March 31, 2000, and December 31, 2000 ....  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three months
           ended March 31, 2001 and March 31, 2000 ..................  4 - 5

         Consolidated Statements of Cash Flows - for the three months ended March 31, 2001 and March 31, 2000 ..................  6 - 7

         Footnotes to Financial Statements -
           Three months ended March 31, 2001 and March 31, 2000......      8

     Item 2: Management's discussion and analysis of
             financial condition and results of operations .......... 9 - 14


PART II     Other Information

     Item 1: Legal Proceedings ......................................     15

     Item 2: Changes in Securities ..................................     16

     Item 3: Defaults Upon Senior Securities ........................     17

     Item 4: Submission of Matters to a Vote of Security Holders ....     18

     Item 5: Other Information ......................................     19

     Item 6: Exhibits and reports on Form 8-K .......................     20

Signatures ..........................................................     21

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2001 and 2000, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
May 4, 2001

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           3/31/01     3/31/00    12/31/00
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                   $  6,897    $  9,348    $ 10,324

Investments:

 Available for sale                         66,634      44,885      62,917

 Held to maturity (market values $47,818
   at 3/31/01, $43,375 at 3/31/00 and
   $41,617 at 12/31/00)                     47,857      46,215      42,303

Loans held for sale (which approximates
   market value at  3/31/01)                   164           0           0

Loans                                      272,969     241,801     264,929
Less allowance for loan losses               2,357       2,041       2,301

     Net loans                             270,612     239,760     262,628

Accrued interest receivable                  3,271       2,473       3,105
Bank premises and equipment                  5,741       5,384       5,352
Other real estate owned                        509         296         356
Other assets                                 5,990       5,984       6,231

        Total Assets                      $407,675    $354,345    $393,216

BALANCE SHEETS CONT.


                                           3/31/01     3/31/00    12/31/00
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Shareholders' Equity

Demand deposits                           $ 19,200    $ 16,362    $ 22,488
NOW deposits                                36,084      36,037      38,603
Money market deposits                       11,860      14,696       9,941
Savings deposits                            39,592      39,302      40,108
Certificates of deposit                     82,804      69,101      74,489
Certificates $100M and over                 51,433      35,359      68,937

     Total deposits                        240,973     210,857     254,566



Borrowed funds                             128,867     111,274     102,919
Other liabilities                            3,288       2,639       2,571

     Total Liabilities                     373,128     324,770     360,056

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,853       4,687
Retained earnings                           31,248      28,215      30,495
Accumulated Other Comprehensive income:
  Net unrealized gains (losses) on
   available-for-sale securities               874      (1,244)        203
Treasury stock                              (2,287)     (2,274)     (2,250)

    Total Shareholders' Equity              34,547      29,575      33,160

       Total Liabilities &
           Shareholders' Equity           $407,675    $354,345    $393,216


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued and outstanding  2,376,175   2,387,847   2,378,613
Book value per share                        $14.54      $12.39      $13.94













See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                    For the three months ended March 31,
                                                   2001            2000
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest Income:

     Interest and fees on loans                 $ 5,738         $ 5,015
     Interest on deposits with other banks           24               1
     Interest and dividends on investments        1,773           1,479

     Total interest income                        7,535           6,495

Interest expense:

     Interest on deposits                         2,762           1,821
     Interest on borrowed funds                   1,411           1,568

     Total interest expense                       4,173           3,389

Net interest income                               3,362           3,106

Provision for loan losses                           195             150

     Net interest income after provision
        for loan losses                           3,167           2,956

Other operating income:

     Fiduciary income                               182             167
     Service charges on deposit accounts            210             198
     Other operating income                         348             263

     Total other operating income                   740             628

Other operating expenses:

     Salaries and employee benefits               1,137           1,067
     Occupancy expense                              143             132
     Furniture and equipment expense                235             176
     Other                                          697             642

     Total other operating expenses               2,212           2,017

Income before income taxes                        1,695           1,567
Applicable income taxes                             489             456
NET INCOME                                      $ 1,206         $ 1,111

STATEMENTS OF INCOME CONT.



                                                   2001            2000
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains on available for
      sale securities arising during period          671            75
  Total other comprehensive income, net of
      taxes of $ 346 in 2001 and $ 39 in 2000        671            75

COMPREHENSIVE INCOME                             $ 1,877       $ 1,186


Earnings per common share:

Basic earnings per share                           $0.51         $0.47
Diluted earnings per share                         $0.50         $0.45
Cash dividends declared per share                  $0.19         $0.15
Weighted average number of shares
   outstanding                                 2,377,167     2,382,284
Dilutive effect of stock options
   in number of shares                            58,966        80,572
























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the three months ended March 31,
(000 omitted)                                             2001          2000
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                            $1,206         1,111
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         176           139
      Provision for loan losses                            195           150
      Loans originated for resale                       (3,150)         (236)
      Proceeds from sales and transfers of loans         2,986           363
      Losses related to other real estate owned              0             5
      Net change in other assets and accrued interest       75           138
      Net change in other liabilities                      371           483
      Net accretion of discounts on investments             (9)           (4)

        Net cash provided by operating activities        1,850         2,149

Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                       582           172
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                 2,573           603
     Proceeds from sales of other real estate owned         85            35
     Purchases of securities available for sale         (3,263)       (2,842)
     Purchases of securities to be held to maturity     (8,137)         (918)
     Net increase in loans                              (8,417)       (9,419)
     Capital expenditures                                 (565)           (5)

          Net cash used in investing activities        (17,142)      (12,374)

Cash flows from financing activities:
     Net decrease in demand deposits,
         savings, money market and club accounts        (4,404)       (6,019)
     Net increase (decrease)in
         certificates of deposit                        (9,189)       11,418
     Advances on long-term borrowings                   12,500             0
     Repayments on long-term borrowings                 (3,114)         (108)
     Net increase in short-term borrowings              16,562         6,334
     Payment to repurchase common stock                    (87)          (80)
     Proceeds from sale of Treasury stock                   50           166
     Dividends paid                                       (453)         (359)
          Net cash provided by financing activities     11,865        11,352

STATEMENTS OF CASH FLOWS CONT.



                                                          2001          2000
                                                    (Unaudited)   (Unaudited)


Net increase (decrease) in cash and
   cash equivalents                                      (3,427)       1,127
Cash and cash equivalents at beginning
   of period                                             10,324        8,221

 Cash and cash equivalents at end of
    period                                               6,897        $9,348



Interest paid                                            4,173         $3,389
Income taxes paid                                           62              0

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        238              0
    Net change in unrealized gain on
        available for sale securities                    1,017            114




























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the three months ended March 31, 2001 was $1,206,000, an increase of 8.6% over 2000's net income of $1,111,000. Revenue growth was the primary factor in the Company's increased earnings, and was a direct result of asset growth, which produced higher levels of net interest income. From March 31, 2000 to March 31, 2001, the loan and investment portfolios increased by a combined $54.6 million, which Management views as excellent.
     Fully diluted earnings per share for the first quarter of 2001 were $0.50, an 11.1% increase over the $0.45 reported in 2000.

NET INTEREST INCOME

     Total interest income for the three months ended March 31, 2001 was $7,535,000, a 16.0% increase over 2000's total interest income of $6,495,000. Total interest expense of $4,173,000 is a 23.1% increase over 2000's total interest expense of $3,389,000. Net interest income was $3,362,000, an 8.2% increase over 2000's net interest income of $3,106,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and movements in interest rates. In first quarter of 2001, there was an increase in the Bank's margins due to recent easing of interest rates by the Federal Reserve Board.

PROVISION FOR LOAN LOSSES

     A $195,000 provision to the allowance for loan losses was made during the first three months of 2001, a $45,000 increase over the $150,000 provision made for the same period of 2000. The increase was due to growth in the commercial loan portfolio and the higher risk these loans carry. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $1,103,281 at March 31, 2001. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2001 was $1,090,168.

NON-INTEREST INCOME

     Non-interest income was $740,000 for the three months ended March 31, 2001, an increase of 17.8% from 2000's non-interest income of $628,000. The increase was due primarily to increases in merchant credit card income and mortgage origination and servicing income. There were also increases in fiduciary income, as well as service charge income on deposit accounts. Demand for residential mortgages was strong in the first quarter and the Bank sold $3.0 million of loans in the first three months of 2001 compared to $0.4 million in the first three months of 2000. This resulted in increased gains on sales of loans.

MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

     Non-interest expense of $2,212,000 for the three months ended March 31, 2001 is an increase of 9.7% from non-interest expense of $2,017,000 for the first three months of 2000. This increase was primarily due to higher staffing and software costs to achieve the Company's goal to provide more comprehensive and competitive services to its customers.

INCOME TAXES

     Income taxes on operating earnings increased to $489,000 for the first three months of 2001 from $456,000 for the same period a year ago. Due to the Company's increased holdings of tax-exempt securities, the percentage increase in income taxes was smaller than the percentage increase in pre-tax income.

INVESTMENTS

     The Company's investment portfolio increased by $23.4 million or 25.7% between March 31, 2000 and March 31, 2001, a direct result of an investment climate which enabled the Company to add to its portfolio at very attractive levels. During the first three months of 2001, the investment portfolio increased by $9.3 million or 8.8%. At March 31, 2001, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.9 million, which is in line with the interest rates decreases seen in the end of the fourth quarter of 2000 and the first quarter of 2001.

LOANS

     Loans grew by $31.2 million or 12.9% between March 31, 2000 and March 31, 2001. Most of this growth came in commercial loans, which increased $14.9 million, and mortgage loans, which increased $14.4 million. During the first three months of 2001, total loans increased by $8.0 million or 3.0%.

DEPOSITS

     As of March 31, 2001, deposits grew year-over year by 14.3%, or $30.1 million. Virtually all of the increase came in certificates of deposit. The Bank's core deposit base was level after growth of nearly $12 million, or 21.6%, from March 31, 1999 to March 31, 2000.
     Core deposits in the first quarter of 2001 have decreased by $4.4 million, which is the normal seasonal fluctuation, and certificates of deposit declined $9.2 million. The volatility in certificate of deposit balances is the result of pricing stratgegies undertaken by the Company.

MANAGEMENT'S DISCUSSION CONT.

BORROWED FUNDS

     The Company's funding includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between March 31, 2000 and March 31, 2001, borrowed funds increased by $17.6 million or 15.8%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first three months of 2001, borrowed funds increased by $25.9 million or 25.2% to offset the first-quarter decrease in national market certificates of deposit and core deposits.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of March 31, 2001 was $34,547,000 compared to $29,575,000 for the same period in 2000. The Company's strong earnings performance in the preceeding 12 months was supplemented by the recognition of a net unrealized gain on available-for-sale securities, as required under SFAS 115.

     During 2000, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 18 cents per share. In 2001, a cash dividend of 19 cents per share was declared in the first quarter compared to 15 cents in the first quarter of 2000.

     Regulatory leverage capital ratios for the Company were 8.45% and 8.94%, respectively, at March 31, 2001 and March 31, 2000. The decrease was a result of planned balance sheet growth. The Company had a tier one risk-based capital ratio of 12.77% and tier two risk-based capital ratio of 13.67% at March 31, 2001, compared to 13.95% and 14.88%, respectively, at March 31, 2000. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of March 31, 2001 the Bank had primary sources of liquidity of $18.8 million and an additional $41.9 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

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

MANAGEMENT'S DISCUSSION CONT.

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

At March 31, 2001 and 2000, loans on a non-accrual status totaled $1,880,000 and $1,618,000, respectively. In Management's opinion, this level is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in three credits. In addition to loans on a non-accrual status at March 31, 2001 and 2000, loans past due greater than 90 days totaled $413,000 and $277,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

ACCOUNTING PRONOUNCEMENTS

During 2000, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS): SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133"; SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121"; SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125".
     The Company adopted SFAS Nos. 139 and 140 There has been no material effect on the financial condition and results of operations of the Company. While the Company does not hold any derivative instruments at the present time, Management plans to implement SFAS No. 133 should the Company enter into derivative transactions.

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

     None.

B.     REPORTS ON FORM 8-K

     None.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 15, 2001                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 15, 2001                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer