Form 10-Q
period 2001-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2001-08-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      June 30, 2001


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at June 30, 2001
       Common Stock, Par One Cent                       2,387,181

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Accountants' Review Report .................................      1

         Financial Statements

         Consolidated Balance Sheets -
           June 30, 2001, June 30, 2000, and December 31, 2000 ......  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three and six months ended June 30, 2001 and June 30, 2000 ....................  4 - 7

         Consolidated Statements of Cash Flows - for the six months ended June 30, 2001 and June 30, 2000 ....................  8 - 9

         Footnotes to Financial Statements -
          six months ended June 30, 2001 and June 30, 2000...........     10

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........11 - 16

     Item 3: Quantitative and qualitative disclosures
             about market risk.......................................     16

PART II     Other Information

     Item 1: Legal Proceedings ......................................     17

     Item 2: Changes in Securities ..................................     18

     Item 3: Defaults Upon Senior Securities ........................     19

     Item 4: Submission of Matters to a Vote of Security Holders ....20 - 22

     Item 5: Other Information ......................................     23

     Item 6: Exhibits and reports on Form 8-K .......................     24

Signatures ..........................................................     25

ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2001 and 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
August 13, 2001

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           6/30/01     6/30/00    12/31/00
(000s OMITTED except per share data
   and number of shares)                (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and cash equivalents                 $ 11,121    $ 10,342    $ 10,324

Investments:

 Available for sale                         60,834      46,216      62,917

 Held to maturity (market values $49,838
   at 6/30/01, $39,819 at 6/30/00 and
   $41,617 at 12/31/00)                     50,268      42,563      42,303

Loans held for sale (fair value
   approximates cost)                           50          60           0

Loans                                      282,429     252,391     264,929
Less allowance for loan losses               2,603       2,106       2,301

     Net loans                             279,826     250,285     262,628

Accrued interest receivable                  3,416       2,970       3,105
Bank premises and equipment                  6,050       5,323       5,352
Other real estate owned                        697         355         356
Other assets                                 6,663       6,105       6,231

        Total Assets                      $418,925    $364,219    $393,216

BALANCE SHEETS CONT.


                                           6/30/01     6/30/00    12/31/00
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities

Demand deposits                           $ 19,921    $ 24,275    $ 22,488
NOW deposits                                40,477      38,926      38,603
Money market deposits                       10,554      11,082       9,941
Savings deposits                            39,416      38,205      40,108
Certificates of deposit                     88,281      68,537      74,489
Certificates $100M and over                 82,721      40,532      68,937

     Total deposits                        281,370     221,557     254,566



Borrowed funds                              99,353     109,957     102,919
Other liabilities                            2,980       2,342       2,571

     Total Liabilities                     383,703     333,856     360,056

Shareholders' Equity:

Common stock (one cent par value)               25          25          25
Additional paid-in capital                   4,687       4,687       4,687
Retained earnings                           32,201      29,006      30,495
Accumulated Other Comprehensive income:
   Net unrealized gains(losses) on
    available-for-sale securities              535      (1,239)        203
Treasury stock                              (2,226)     (2,116)     (2,250)

    Total Shareholders' Equity              35,222      30,363      33,160

       Total Liabilities &
           Shareholders' Equity           $418,925    $364,219    $393,216


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares outstanding             2,387,181   2,387,451   2,378,613
Book value per share                        $14.75      $12.72      $13.94













See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


For the six months ended June 30,
                                                   2001            2000
(000s OMITTED except per share data
   and number of shares)                     (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $11,497         $10,294
     Interest on deposits with other banks           50              15
     Interest and dividends on investments        3,623           3,020

     Total interest income                       15,170          13,329

Interest expense:
     Interest on deposits                         5,316           3,815
     Interest on borrowed funds                   2,832           3,222

     Total interest expense                       8,148           7,037

Net interest income                               7,022           6,292

Provision for loan losses                           475             300

     Net interest income after provision
        for loan losses                           6,547           5,992

Other operating income:
     Fiduciary income                               345             336
     Service charges on deposit accounts            446             433
     Other operating income                         890             560

     Total other operating income                 1,681           1,329


Other operating expenses:
     Salaries and employee benefits               2,294           2,136
     Occupancy expense                              270             256
     Furniture and equipment expense                475             347
     Other                                        1,468           1,356

     Total other operating expenses               4,507           4,095

Income before income taxes                        3,721           3,226
Applicable income taxes                           1,084             941

NET INCOME                                      $ 2,637         $ 2,285

STATEMENTS OF INCOME CONT.



For the six months ended June 30,
                                                   2001            2000
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains
      arising during period                         332              80
Total other comprehensive income, net of
      taxes of $171 in 2001 and $41 in 2000         332              80


INCOME AND NON-OWNER CHANGES IN EQUITY           $2,969          $2,365


Earnings per common share:

Basic earnings per share                          $1.11           $0.96
Diluted earnings per share                        $1.08           $0.93
Cash dividends declared per share                 $0.39           $0.31
Weighted average number of shares
   outstanding                                2,382,630       2,386,261
Incremental Shares                               65,673          80,508
























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                         For the quarters ended June 30,
                                                   2001            2000
(000s OMITTED except per share data
   and number of shares)                     (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $ 5,759         $ 5,279
     Interest on deposits with other banks           26              14
     Interest and dividends on investments        1,850           1,542

     Total interest income                        7,635           6,835

Interest expense:
     Interest on deposits                         2,554           1,994
     Interest on borrowed funds                   1,421           1,654

     Total interest expense                       3,975           3,648

Net interest income                               3,660           3,187

Provision for loan losses                           280             150
     Net interest income after provision
        for loan losses                           3,380           3,037

Other operating income:
     Fiduciary income                               163             169
     Service charges on deposit accounts            236             234
     Other operating income                         542             297

     Total other operating income                   941             700

Other operating expenses:

     Salaries and employee benefits               1,156           1,068
     Occupancy expense                              127             124
     Furniture and equipment expense                241             172
     Other                                          771             714

     Total other operating expenses			  2,295           2,078

Income before income taxes                        2,026           1,659
Applicable income taxes                             595             486

NET INCOME                                      $ 1,431         $ 1,173

STATEMENTS OF INCOME CONT.



                                         For the quarters ended June 30,
                                                   2001            2000
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains (losses)
      arising during period                       (339)              5
Total other comprehensive income (loss), net of
      taxes of $(175) in 2001 and $ 2 in 2000     (339)              5

INCOME AND NON-OWNER CHANGES IN EQUITY          $1,092          $1,178


Earnings per common share:

Basic earnings per share                          $0.60           $0.49
Diluted earnings per share                        $0.58           $0.47
Cash dividends declared per share                 $0.20           $0.16
Weighted average number of shares
   outstanding                                2,388,033       2,390,237
Incremental Shares                               65,673          80,508



























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the six months ended June 30,
(000 omitted)                                             2001          2000
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 2,637       $ 2,285
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         358           271
      Provision for loan losses                            475           300
      Loans originated for resale                       (8,301)       (1,171)
      Proceeds from sales and transfers of loans         8,251         1,238
      Losses related to other real estate owned              0             5
      Net gain on call of securities available for sale    (73)            0
      Net change in other assets and accrued interest     (743)         (480)
      Net change in other liabilities                      238           130
      Net accretion of discounts on investments            (73)          (63)

        Net cash provided by operating activities        2,769         2,515

Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                     6,755         1,433
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                 4,199         2,508
     Proceeds from sales of other real estate owned         97            36
     Purchases of securities available for sale         (4,058)       (4,412)
     Purchases of securities to be held to maturity    (12,129)         (125)
     Net increase in loans                             (18,111)      (20,154)
     Purchases of Premises and Equipment                (1,056)          (76)

          Net cash used in investing activities        (24,303)      (20,790)

Cash flows from financing activities:
     Net increase deposits                              26,804        16,099
     Advances on long-term borrowings                   35,500             0
     Repayments on long-term borrowings                 (7,114)         (108)
     Net increase(decrease) in short-term borrowings   (31,952)        5,017
     Payment to repurchase common stock                   (131)         (156)
     Proceeds from sale of Treasury stock                  155           234
     Dividends paid                                       (931)         (690)

          Net cash provided by financing activities     22,331        20,396

STATEMENTS OF CASH FLOWS CONT.



                                                          2001          2000
                                                    (Unaudited)   (Unaudited)


Net increase in cash and cash equivalents                  797         2,121
Cash and cash equivalents at beginning
   of period                                            10,324         8,221

 Cash and cash equivalents at end of
    period                                             $11,121       $10,342



Interest paid                                           $8,148        $7,036
Income taxes paid                                        1,153           947

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        438            60
    Net change in unrealized gain on
        available for sale securities                      332 	        80



























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary as of and for the three-month and six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.
     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. On June 30, 2001 the Bank entered into a transaction by which it acquired the assets and assumed the liabilities of White Pine Asset Management, a Portland, Maine-based investment management firm. The transaction resulted in the recording of goodwill in the amount of $125,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the six months ended June 30, 2001 was $2,637,000, an increase of 15.4% over 2000's net income of $2,285,000. Revenue growth was the primary factor in the Company's increased earnings for the first six months of 2001 compared to the same period in 2000. This was a direct result of asset growth, which produced higher levels of net interest income. During the period, the loan and investment portfolios increased by a combined $52.4 million, which Management views as excellent for the first half of the year.
     Fully diluted earnings per share for the first half of 2001 were $1.08, a 16.1% increase over the $0.93 reported in 2000.
     Net income for the three months ended June 30, 2001 was $1,431,000, an increase of 22.0% over 2000's net income of $1,173,000. As with the Company's year-to-date performance, revenue growth was the primary factor in the increased earnings posted for the second quarter of 2001 compared to the same period in 2000.
     Fully diluted earnings per share for the second quarter of 2001 were $0.58, a 23.4% increase over the $0.47 reported in 2000.

NET INTEREST INCOME

     Total interest income of $15,170,000 for the six months ended June 30, 2001 is a 13.8% increase over 2000's total interest income of $13,329,000. Total interest expense of $8,148,000 is a 15.8% increase over 2000's total interest expense of $7,037,000. Net interest income was $7,022,000, an 11.6% increase over 2000's net interest income of $6,292,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and movements in interest rates. In first half of 2001, there was an increase in the Bank's margins due to recent easing of interest rates by the Federal Reserve Board.

     Total interest income of $7,635,000 for the three months ended June 30, 2001 is an 11.7% increase over 2000's total interest income of $6,835,000. Total interest expense of $3,975,000 is a 9.0% increase over 2000's total interest expense of $3,648,000. Net interest income was $3,660,000, a 14.8% increase over 2000's net interest income of $3,187,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and movements in interest rates.

PROVISION FOR LOAN LOSSES

     A $475,000 provision to the allowance for loan losses was made during the first six months of 2001. This is a $175,000 increase from the $300,000 provision made for the same period of 2000. The increase was due to growth in the commercial loan portfolio and the higher risk these loans carry. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $893,883 at June 30, 2001. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2001 was $223,335.

MANAGEMENT'S DISCUSSION CONT.


NON-INTEREST INCOME

     Non-interest income was $1,681,000 for the six months ended June 30, 2001, an increase of 26.5% from 2000's non-interest income of $1,329,000. Included in 2001's other operating income is a gain of $73,000 recorded on a security purchased at a deep discount which was called before maturity. The remainder of the increase was due primarily to increases in merchant credit card income and mortgage origination and servicing income. There were also increases in fiduciary income, as well as service charge income on deposit accounts. Demand for residential mortgages was strong in the first half of 2001 and the Bank sold $8.3 million of loans in the first six months of 2001 compared to $1.2 million in the first six months of 2000. This resulted in increased gains on sales of loans.

     Non-interest income was $941,000 for the three months ended June 30, 2001, an increase of 34.4% from 2000's non-interest income of $700,000. The increase was due to increases in merchant credit card income, mortgage origination and servicing income, as well as the gain on the called security.

NON-INTEREST EXPENSE

     Non-interest expense of $4,507,000 for the six months ended June 30, 2001, is an increase of 10.1% from 2000's non-interest expense of $4,095,000. This increase has been primarily due to increases in staffing and software costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, there were increases in merchant credit card costs which were offset by an increase in merchant credit card income.
     Non-interest expense of $2,295,000 for the three months ended June 30, 2001, is an increase of 10.4% from 2000's non-interest expense of $2,078,000 for the reasons stated above.

INCOME TAXES

     Income taxes on operating earnings increased to $1,084,000 for the first six months of 2001 from $941,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

     The Company's investment portfolio increased by $22.3 million or 25.1% between June 30, 2000 and June 30, 2001, a direct result of an investment climate which enabled the Company to add to its portfolio at very attractive levels. During the first six months of 2001, the investment portfolio increased by $5.9 million or 5.6%. At June 30, 2001, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.5 million, which is in line with recent changes in interest rates.

LOANS

     Loans grew by $30.0 million or 11.9% between June 30, 2000 and June 30, 2001. Most of this growth came in commercial loans, which increased $15.1 million, and mortgage loans, which increased $12.7 million. During the first six months of 2001, total loans increased by $17.5 million or 6.6%.

DEPOSITS

     As of June 30, 2001, deposits grew year-over year by 27.0% or $59.8 million. Virtually all of the increase came in certificates of deposit. The Bank's core deposit base was down $2.2 million, or 1.9%, after growth of $15.6 million, or 16.2%, from June 30, 1999 to June 30, 2000.
     Core deposits in the first half of 2001 have decreased by $0.7 million, which is a normal seasonal variance, and certificates of deposit declined $27.5 million. The fluctuation in certificate of deposit balances is the result of pricing strategies undertaken by the Company.


BORROWED FUNDS

     The Company's funding also includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between June 30, 2000 and June 30, 2001, borrowed funds decreased by $10.6 million or 9.6%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first six months of 2001, borrowed funds decreased by $3.6 million or 3.5%.


SHAREHOLDERS' INVESTMENT AND CAPITAL RESOURCES

     Shareholders' investment as of June 30, 2001 was $35,222,000 compared to $30,363,000 for the same period in 2000. The Company's strong earnings performance in the preceeding 12 months was supplemented by the recognition of a net unrealized gain on available-for-sale securities, as required under SFAS 115.

     During 2000, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 18 cents per share. In 2001, a cash dividend of 19 cents per share was declared in the first quarter compared to 15 cents in the first quarter of 2000 and a cash dividend of 20 cents per share was declared in the second quarter compared to 16 cents in the second quarter of 2000.

MANAGEMENT'S DISCUSSION CONT.


     Regulatory leverage capital ratios for the Company were 8.30% and 8.84%, respectively, at June 30, 2001 and June 30, 2000. The decrease was due to asset growth and repurchase of the Company's shares. The Company had a tier one risk-based capital ratio of 12.65% and tier two risk-based capital ratio of 13.61% at June 30, 2001, compared to 13.77% and 14.68%, respectively, at June 30, 2000. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of June 30, 2001 the Bank had primary sources of liquidity of $59.5 million, or 14.3% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.


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

C. Commercial properties. We loan up to 75% of the appraised value and, once the loan is closed, the decision to re-appraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, and changes in condition of the property i.e. zoning changes, environmental contamination, etc. A certified or licensed appraiser is used for all appraisals.
     At June 30, 2001 and 2000, loans on a non-accrual status totaled $1,671,000 and $1,859,000, respectively. In addition to loans on a non-accrual status at June 30, 2001 and 2000, loans past due greater than 90 days and still accruing totaled $510,000 and $184,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

MANAGEMENT'S DISCUSSION CONT.

ACCOUNTING PRONOUNCEMENTS

     During 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001.
     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002. These statements are expected to have no material impact to the Company's consolidated financial condition and results of operations.

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



Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the market risks reported in the Company's Annual Report at December 31, 2000.

PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 24, 2001, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 5, 2001 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,376,613 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at ten.

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten.
     The results of the shareholder voting had 2,105,010 shares in favor, 6,902 shares against, 712 shares withheld voting, and 263,989 shares not voting.

PROPOSAL 2:  Election of Directors
The following are nominees for three-year terms as Director Expiring in 2004:

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


THE BOARD OF DIRECTORS RECOMMENDS A VOTE
FOR EACH OF THE NOMINEES FOR DIRECTOR.

Directors Continuing in Office:

The following Directors' terms will expire in 2002:
     Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as trustee of the YMCA, and was previously chairperson of the YMCA Annual Fund Drive.

VOTE OF SECURITY HOLDERS, Cont

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

     The results of the shareholder voting had 2,097,132 shares in favor, 9,000 shares against, 6,492 withheld voting, and 263,898 shares not voting.

VOTE OF SECURITY HOLDERS, Cont.





PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 2000. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 2001. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

     The results of the shareholder voting had 2,111,864 shares in favor, 60 shares against, 700 withheld voting, and 263,989 not voting.

ITEM 5:     Other Information


     None.

ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS
     None.

B.     REPORTS ON FORM 8-K

     None.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 14, 2001                                     Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 14, 2001                                     F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer