Form 10-Q
period 2001-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2001-11-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      September 30, 2001


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at September 30, 2001
       Common Stock, Par One Cent                       2,388,054

FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information
                                                                    Page No.

     Item 1:
         Accountants' Review Report .................................      1

         Financial Statements

         Consolidated Balance Sheets -
           September 30, 2001, September 30, 2000,
           and December 31, 2000    .................................  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three and nine months ended September 30, 2001 and September 30, 2000 ... 4 - 7

         Consolidated Statements of Cash Flows - for the nine
         months ended September 30, 2001 and September 30, 2000 .....  8 - 9

         Footnotes to Financial Statements -
           nine months ended September 30, 2001
           and September 30, 2000 ...................................     10

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........11 - 16

     Item 3: Quantitative and qualitative disclosures
             about market risk.......................................     16

PART II     Other Information

     Item 1: Legal Proceedings ......................................     17

     Item 2: Changes in Securities ..................................     18

     Item 3: Defaults Upon Senior Securities ........................     19

     Item 4: Submission of Matters to a Vote of Security Holders ....     20

     Item 5: Other Information ......................................     21

     Item 6: Exhibits and reports on Form 8-K .......................     22

Signatures ..........................................................     23

ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2001 and 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
November 13, 2001

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           9/30/01     9/30/00    12/31/00
(000s OMITTED except per share data
   and number of shares)                (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and cash equivalents                 $ 13,447    $  8,620    $ 10,324

Investments:

 Available for sale                         58,812      53,844      62,917

 Held to maturity (market values $47,574
   at 9/30/01, $40,663 at 9/30/00 and
   $41,617 at 12/31/00)                     46,979      42,737      42,303

Loans held for sale (fair value
   approximates cost)                          458           0           0

Loans                                      287,799     258,522     264,929
Less allowance for loan losses               2,742       2,229       2,301

     Net loans                             285,057     256,293     262,628

Accrued interest receivable                  2,785       2,779       3,105
Bank premises and equipment                  6,189       5,457       5,352
Other real estate owned                        429         356         356
Other assets                                 7,548       6,144       6,231

        Total Assets                      $421,704    $376,230    $393,216

BALANCE SHEETS CONT.


                                           9/30/01     9/30/00    12/31/00
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities

Demand deposits                           $ 23,590    $ 23,228    $ 22,488
NOW deposits                                43,274      41,846      38,603
Money market deposits                       13,199      11,137       9,941
Savings deposits                            44,856      42,843      40,108
Certificates of deposit                     84,277      68,115      74,489
Certificates $100M and over                 68,537      60,021      68,937

     Total deposits                        277,733     247,190     254,566



Borrowed funds                             102,696      95,309     102,919
Other liabilities                            4,297       2,232       2,571

     Total Liabilities                     384,726     344,731     360,056

Shareholders' Equity:

Common stock (one cent par value)               25          25          25
Additional paid-in capital                   4,687       4,687       4,687
Retained earnings                           33,146      29,691      30,495
Accumulated Other Comprehensive income:
   Net unrealized gains(losses) on
    available-for-sale securities            1,329        (719)        203
Treasury stock                              (2,209)     (2,185)     (2,250)

    Total Shareholders' Equity              36,978      31,499      33,160

       Total Liabilities &
           Shareholders' Equity           $421,704    $376,230    $393,216


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares outstanding             2,388,054   2,382,939   2,378,613
Book value per share                        $15.48      $13.22      $13.94













See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY


For the nine months ended September 30,
                                                   2001            2000
(000s OMITTED except per share data
   and number of shares)                     (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $17,261         $15,844
     Interest on deposits with other banks           70              22
     Interest and dividends on investments        5,380           4,591

     Total interest income                       22,711          20,457

Interest expense:
     Interest on deposits                         7,893           6,065
     Interest on borrowed funds                   3,918           4,890

     Total interest expense                      11,811          10,955

Net interest income                              10,900           9,502

Provision for loan losses                           690             510

     Net interest income after provision
        for loan losses                          10,210           8,992

Other operating income:
     Fiduciary income                               521             502
     Service charges on deposit accounts            671             638
     Other operating income                       1,643           1,097

     Total other operating income                 2,835           2,237


Other operating expenses:
     Salaries and employee benefits               3,611           3,264
     Occupancy expense                              426             377
     Furniture and equipment expense                742             540
     Other                                        2,505           2,287

     Total other operating expenses               7,284           6,468

Income before income taxes                        5,761           4,761
Applicable income taxes                           1,678           1,387

NET INCOME                                      $ 4,083         $ 3,374

STATEMENTS OF INCOME CONT.



For the nine months ended September 30,
                                                   2001            2000
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains on available for sale
      securities arising during period            1,126             600
Total other comprehensive income, net of
      taxes of $580 in 2001 and $309 in 2000      1,126             600


INCOME AND NON-OWNER CHANGES IN EQUITY           $5,209          $3,974


Earnings per common share:

Basic earnings per share                          $1.71           $1.41
Diluted earnings per share                        $1.66           $1.37
Cash dividends declared per share                 $0.60           $0.48
Weighted average number of shares
   outstanding                                2,384,402       2,385,734
Incremental Shares                               71,161          80,072
























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                         For the quarters ended September 30,
                                                   2001            2000
(000s OMITTED except per share data
   and number of shares)                     (Unaudited)     (Unaudited)

Interest Income:
     Interest and fees on loans                 $ 5,764         $ 5,550
     Interest on deposits with other banks           20               7
     Interest and dividends on investments        1,757           1,571

     Total interest income                        7,541           7,128

Interest expense:
     Interest on deposits                         2,577           2,251
     Interest on borrowed funds                   1,086           1,668

     Total interest expense                       3,663           3,919

Net interest income                               3,878           3,209

Provision for loan losses                           215             210
     Net interest income after provision
        for loan losses                           3,663           2,999

Other operating income:
     Fiduciary income                               176             166
     Service charges on deposit accounts            225             205
     Other operating income                         752             538

     Total other operating income                 1,153             909

Other operating expenses:

     Salaries and employee benefits               1,318           1,128
     Occupancy expense                              155             121
     Furniture and equipment expense                267             193
     Other                                        1,036             930

     Total other operating expenses			  2,776           2,372

Income before income taxes                        2,040           1,536
Applicable income taxes                             594             445

NET INCOME                                      $ 1,446         $ 1,091

STATEMENTS OF INCOME CONT.



                                         For the quarters ended September 30,
                                                   2001            2000
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains on available for sale
      securities arising during period             794             520
Total other comprehensive income, net of
      taxes of $409 in 2001 and $ 268 in 2000      794             520

INCOME AND NON-OWNER CHANGES IN EQUITY          $2,240          $1,611


Earnings per common share:

Basic earnings per share                          $0.61           $0.46
Diluted earnings per share                        $0.59           $0.44
Cash dividends declared per share                 $0.21           $0.17
Weighted average number of shares
   outstanding                                2,387,889       2,384,692
Incremental Shares                               71,161          80,072



























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the nine months ended
September 30,
(000 omitted)                                             2001          2000
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 4,083       $ 3,374
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         561           413
      Provision for loan losses                            690           510
      Loans originated for resale                      (16,017)       (2,055)
      Proceeds from sales and transfers of loans        15,559         2,182
      Losses related to other real estate owned              0             5
      Net gain on call of securities available for sale    (73)            0
      Net change in other assets and accrued interest     (997)         (328)
      Net change in other liabilities                    1,146          (270)
      Net accretion of discounts on investments           (148)         (103)

        Net cash provided by operating activities        4,804         3,728

Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                    10,528           804
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                14,904         4,099
     Proceeds from sales of other real estate owned        365            35
     Purchases of securities available for sale         (4,585)      (11,605)
     Purchases of securities to be held to maturity    (19,491)         (868)
     Net increase in loans                             (23,557)      (26,372)
     Purchases of premises and equipment                (1,398)         (352)

          Net cash used in investing activities        (23,234)      (34,259)

Cash flows from financing activities:
     Net increase in deposits                           23,167        41,732
     Advances on long-term borrowings                   51,500             0
     Repayments on long-term borrowings                 (7,114)         (108)
     Net decrease in short-term borrowings             (44,609)       (9,631)
     Payment to repurchase common stock                   (146)         (238)
     Proceeds from sale of Treasury stock                  187           247
     Dividends paid                                     (1,432)       (1,072)

          Net cash provided by financing activities     21,553        30,930

STATEMENTS OF CASH FLOWS CONT.



                                                          2001          2000
                                                    (Unaudited)   (Unaudited)


Net increase in cash and cash equivalents                3,123           399
Cash and cash equivalents at beginning
   of period                                            10,324         8,221

 Cash and cash equivalents at end of
    period                                             $13,447        $8,620



Interest paid                                          $11,811       $10,955
Income taxes paid                                        1,177         1,492

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                        438            60
    Net change in unrealized gain on
        available for sale securities                    1,706 	       909



























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

FOOTNOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.
     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. On June 30, 2001 the Bank entered into a transaction by which it acquired the assets and assumed the liabilities of White Pine Asset Management, a Portland, Maine-based investment management firm. The transaction resulted in the recording of goodwill in the amount of $125,000.


































See accountants' review report

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income for the nine months ended September 30, 2001 was $4,083,000, an increase of 21.0% over 2000's net income of $3,374,000. Revenue growth was the primary factor in the Company's increased earnings for the first nine months of 2001 compared to the same period in 2000. This was a direct result of asset growth, which produced higher levels of net interest income, as well as increased margins due to declining interest rates. During the period, the loan and investment portfolios increased by a combined $23.4 million and increased $38.5 million since September 30,2000.
     Fully diluted earnings per share for the first nine months of 2001 were $1.66, a 21.2% increase over the $1.37 reported in 2000.
     Net income for the three months ended September 30, 2001 was $1,446,000, an increase of 32.5% over 2000's net income of $1,091,000. As with the Company's year-to-date performance, revenue growth and lower interest rates were the primary factors in the increased earnings posted for the third quarter of 2001 compared to the same period in 2000.
     Fully diluted earnings per share for the third quarter of 2001 were $0.59, a 34.1% increase over the $0.44 reported in 2000.

NET INTEREST INCOME

     Total interest income of $22,711,000 for the nine months ended September 30, 2001 is an 11.0% increase over 2000's total interest income of $20,457,000. Total interest expense of $11,811,000 is a 7.8% increase over 2000's total interest expense of $10,955,000. Net interest income was $10,900,000, a 14.7% increase over 2000's net interest income of $9,502,000. The increases in both interest income and interest expense were due to a combination of significantly higher balances and movements in interest rates. In first nine months of 2001, there was an increase in the Bank's margins due to recent easing of interest rates by the Federal Reserve Board.

     Total interest income of $7,541,000 for the three months ended September 30, 2001 is a 5.8% increase over 2000's total interest income of $7,128,000. Total interest expense of $3,663,000 is a 6.5% decrease from 2000's total interest expense of $3,919,000. Net interest income was $3,878,000, a 20.8% increase over 2000's net interest income of $3,209,000. The increase in interest income and the decrease in interest expense were both due to a combination of significantly higher balances and movements in interest rates.

PROVISION FOR LOAN LOSSES

     A $690,000 provision to the allowance for loan losses was made during the first nine months of 2001. This is a $180,000 increase from the $510,000 provision made for the same period of 2000. The increase was due to growth in the commercial loan portfolio and the higher risk these loans carry. The allowance for loan losses is deemed adequate as calculated in accordance with Banking Circular #201 and with respect to Statement of Financial Accounting Standards (SFAS) 114/118. Loans considered to be impaired according to SFAS 114/118 totalled $1,024,076 at September 30, 2001. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2001 was $373,101.

MANAGEMENT'S DISCUSSION CONT.


NON-INTEREST INCOME

     Non-interest income was $2,835,000 for the nine months ended September 30, 2001, an increase of 26.7% from 2000's non-interest income of $2,237,000. Included in 2001's other operating income is a gain of $73,000 recorded on a security purchased at a deep discount which was called before maturity. The remainder of the increase was due primarily to increases in merchant credit card income and mortgage origination and servicing income. There were also increases in fiduciary income, as well as service charge income on deposit accounts. Demand for residential mortgages was strong in the first nine months of 2001. The Bank sold $15.6 million of loans during the period compared to $20.2 million in the first nine months of 2000. This resulted in increased gains on sales of loans.

     Non-interest income was $1,153,000 for the three months ended September 30, 2001, an increase of 26.8% from 2000's non-interest income of $909,000. The increase was due to increases in merchant credit card income and mortgage origination and servicing income.

NON-INTEREST EXPENSE

     Non-interest expense of $7,284,000 for the nine months ended September 30, 2001, is an increase of 12.6% from 2000's non-interest expense of $6,468,000. This increase has been primarily due to increases in staffing and software costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, there were increases in merchant credit card costs which were offset by an increase in merchant credit card income.
     Non-interest expense of $2,776,000 for the three months ended September 30, 2001, is an increase of 17.0% from 2000's non-interest expense of $2,372,000 for the reasons stated above.

INCOME TAXES

     Income taxes on operating earnings increased to $1,678,000 for the first nine months of 2001 from $1,387,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

     The Company's investment portfolio increased by $9.2 million or 9.5% between September 30, 2000 and September 30, 2001. During the twelve-month period there was an investment climate which enabled the Company to add to its portfolio at very attractive levels. With recent drops in interest rates, much of those added investments have been redeemed by the issuers. During the first nine months of 2001, the investment portfolio increased by $0.6 million or 0.5%. At September 30, 2001, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.3 million, which is in line with recent changes in interest rates.

LOANS

     Loans grew by $29.3 million or 11.3% between September 30, 2000 and September 30, 2001. Most of this growth came in commercial loans, which increased $16.2 million, and mortgage loans, which increased $11.6 million. During the first nine months of 2001, total loans increased by $22.9 million or 8.6%.

DEPOSITS

     As of September 30, 2001, deposits grew year-over year by 12.4% or $30.5 million. Of the increase $24.7 million came in certificates of deposit and $5.8 million was in the Banks core deposit base. The growth in core deposits is seasonal and is expected to run off over the next three to six months.
     Core deposits in the first nine months of 2001 have increased by $13.8 million, which is a somewhat higher than the normal seasonal increase, and certificates of deposit increased $9.4 million. The increases in certificate of deposit balances during both periods are the result of pricing strategies undertaken by the Company.

BORROWED FUNDS

     The Company's funding also includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between September 30, 2000 and September 30, 2001, borrowed funds increased by $7.4 million or 7.8%. The Company utilizes borrowings as an additional source of funding for both loans and investments which allows it to grow its balance sheet and revenues. During the first nine months of 2001, borrowed funds decreased by $0.2 million or 0.2%.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' Equity as of September 30, 2001 was $36,978,000 compared to $31,499,000 for September 30, 2000. The Company's strong earnings performance in the preceeding 12 months was supplemented by an increase in the net unrealized gain on available-for-sale securities, as required under SFAS 115.

     During 2000, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 18 cents per share. In 2001, a cash dividend of 19 cents per share was declared in the first quarter compared to 15 cents in the first quarter of 2000 and a cash dividend of 20 cents per share was declared in the second quarter compared to 16 cents in the second quarter of 2000 and a cash dividend of 21 cents per share was declared in the third quarter compared to 17 cents in the third quarter 2000.

MANAGEMENT'S DISCUSSION CONT.


     Regulatory leverage capital ratios for the Company were 8.46% and 8.77%, respectively, at September 30, 2001 and September 30, 2000. The decrease was due to asset growth. The Company had a tier one risk-based capital ratio of 12.90% and tier two risk-based capital ratio of 13.90% at September 30, 2001, compared to 13.43% and 14.36%, respectively, at September 30, 2000. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

     As of September 30, 2001 the Bank had primary sources of liquidity of $61.0 million, or 14.5% of its assets. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.


LOAN POLICIES

     Real estate values:

A. Residential properties. The Bank loans up to 80% of the appraised value of properties without mortgage insurance and up to 95% of the appraised value of properties with mortgage insurance. No further appraisals are done as long as the loan's payment history remains satisfactory. If a loan becomes delinquent, a review of the loan might be done. When a loan becomes 90 or more days past due, an in-depth review of the loan is made and a determination made as to whether or not a reappraisal is required.

B. Land-only properties. The Bank has few loans secured by land only, but does loan up to 65% of the appraised value of the property. Loans on these properties are handled the same way as above from booking date on.

C. Commercial properties. The Bank loans up to 75% of the appraised value of commercial properties. Once the loan is closed, the decision to reappraise a property is subjective and depends on a variety of factors, such as: the payment status of the loan, the risk rating of the loan, the amount of time that has passed since the last appraisal, changes in the real estate market, availability of financing, inventory of competing properties, changes in local zoning ordinances and changes in the condition of the property, including environmental contamination. A certified or licensed appraiser is used for all appraisals.

     At September 30, 2001 and 2000, loans on a non-accrual status totaled $1,800,000 and $2,360,000, respectively. In addition to loans on a non-accrual status at September 30, 2001 and 2000, loans past due greater than 90 days and still accruing totaled $510,000 and $336,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

MANAGEMENT'S DISCUSSION CONT.

ACCOUNTING PRONOUNCEMENTS

     During 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001.
SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.
SFAS Nos. 143 and 144 provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to have any material affect on the Company's consolidated financial condition and results of operations.



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



                                   FIRST NATIONAL LINCOLN CORPORATION



November 14, 2001                                Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



November 14, 2001                                F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer