Form 10-K
period 2001-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2002-03-28
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the Fiscal Year ended December 31, 2001

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of March 1, 2002:
              Common Stock, $.01 par value per share: $56,558,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002:
                         Common Stock: 2,394,642 shares













TABLE OF CONTENTS


PART I
ITEM 1. Discussion of Business -------------------------------------------  1
ITEM 2. Properties -------------------------------------------------------  5
ITEM 3. Legal Proceedings ------------------------------------------------  6
ITEM 4. Submission of Matters to a Vote of Security Holders --------------  7
PART II
ITEM 5. Market for Registrant's Common Equity ----------------------------  8
ITEM 6. Selected Financial Data ------------------------------------------  9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ---------------------------------------- 10
ITEM 7A.Quantitative and Qualitative  Disclosures about Market Risk ------ 28
ITEM 8. Financial Statements and Supplementary Data ---------------------- 33
ITEM 9. Changes in and/or Disagreements with Accountants ----------------- 68
PART III
ITEM 10. Directors and Executive Officers of the Registrant -------------- 69
ITEM 11. Executive Compensation ------------------------------------------ 72
ITEM 12. Security Ownership of Certain Beneficial Owners and Management -- 79
ITEM 13. Certain Relationships and Related Transactions ------------------ 81
PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K- 82

Signatures --------------------------------------------------------------- 83


































ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 2001, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,391,375 shares outstanding and held of record by approximately 500 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has seven offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and six branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; Elm Street, Camden, Maine; and Route 1, Rockland, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer, commercial and mortgage loans and credit cards. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.
     In addition to providing traditional banking services, the Company provides investment management and private banking services through Pemaquid Advisors, which is an operating division of the Bank. In 2000, The Bank separated its Trust and Investment Services Department into a separate division with a different brand identity. Under the name of Pemaquid Advisors, the division is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. Pemaquid Advisors is able to offer a comprehen-sive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and munici-palities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.
     In June, 2001, the Bank acquired White Pine Asset Management of Portland, Maine, which then became part of Pemaquid Advisors. Pemaquid Advisors operates from its offices on Bristol Road in Damariscotta, Maine and Monument Square, Portland, Maine.
     The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank.

Page 1
Interstate banking also could intensify competition if out-of-state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.
     In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act ("GLBA"). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. In this case, the Act eliminates depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company view this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.
     Over the past decade, due to more liberal interstate banking laws, Maine has seen an increase in acquisitions of locally-owned Maine-based banks. It is Management's view that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.
     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Customer Information Security. The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Page 2
Privacy. The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and due diligence on customers. Implementation of the Patriot Act's requirements will occur in stages, as rules regarding its provisions are finalized by government agencies.

     As of December 31, 2001, the Company employed 129 persons, with 126 full-time equivalent employees.

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










Page 3
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 2001, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.










































Page 4
ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Damariscotta, Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996.
     In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     In September of 2001, the Bank opened its Rockland office at the corner of Route One and Broadway in Rockland Maine. Located in Knox County between the Waldoboro and Rockport offices, the Rockland office serves the towns of Rockland, Thomaston, Owl's Head and St. George.
     An operations center is located in the block adjacent to the Damariscotta office, fronting on Bristol Road. It was put in service in July, 1989. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     In 2001, the Bank purchased property at 9 Bristol Road in Damariscotta, Maine and moved its Pemaquid Advisors division into the facility. The division also occupies leased office space at 2 Monument Square in Portland, Maine, from which it provides its services to the Portland community.
     The Bank owns all of its facilities except for the Camden and Portland locations, for which the Bank entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.














Page 5
ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.




















































Page 6
ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 2001.























































Page 7
ITEM 5. Market for Registrant's Common Equity

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the Nasdaq National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2001 and 2000. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

-----------------------------------------------------------------
                                       2001              2000
                                 --------------    --------------
                                  High      Low     High      Low
1st Quarter                      15.75    15.00    16.75    13.25
2nd Quarter                      18.50    15.42    15.25    14.13
3rd Quarter                      21.75    17.50    16.00    14.50
4th Quarter                      22.25    19.50    16.00    15.50
------------------------------------------------------------------

     The last known transaction of the Company's stock during 2001 was on December 31 at $22.10 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity.
     The table below sets forth the cash dividends declared in the last two fiscal years:

------------------------------------------------------------------
     Date Declared        Dividend Per Share     Date Payable
     ----------------     ------------------     -----------------
     March 23, 2000                 $ 0.1500     April 28, 2000
     June 15, 2000                  $ 0.1600     July 28, 2000
     September 21, 2000             $ 0.1700     October 27, 2000
     December 21, 2000              $ 0.1800     January 31, 2001
     March 13, 2001                 $ 0.1900     April 27, 2001
     June 14, 2001                  $ 0.2000     July 31, 2001
     September 20, 2001             $ 0.2100     October 31, 2001
     December 20, 2001              $ 0.2200     January 31, 2002
------------------------------------------------------------------


     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2001, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 12.28% and 13.35%, respectively, as of December 31, 2001.











Page 8
ITEM 6.  Selected Financial Data

-------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,               2001     2000     1999     1998     1997
-------------------------------------------------------------------------------
Summary of Operations
Operating Income                   $ 33,960   30,890   26,348   23,621   21,439
Operating Expense                    26,239   24,390   20,025   17,903   15,757
Net Interest Income                  15,031   12,770   11,949   10,844   10,337
Provision for Loan Losses             1,230      700      645      400      103
Net Income                            5,493    4,607    4,451    4,011    3,906

Per Common Share Data(1)
Net Income
Basic                                  2.30     1.93     1.84     1.62     1.58
Diluted                                2.24     1.89     1.77     1.56     1.55
Cash Dividends (Declared)              0.82     0.66     0.50     0.39     0.29
Book Value                            15.61    13.94    12.09    11.64    10.46
Market Value                          22.10    15.50    16.25    22.50    13.75

Financial Ratios
Return on Average Equity             15.51%   15.15%   15.67%   14.86%   16.16%
Return on Average Assets               1.33     1.27     1.39     1.44     1.55
Average Equity to Average Assets       8.55     8.36     8.88     9.70     9.62
Net Interest Margin                    3.99     3.88     4.12     4.28     4.45
Dividend Payout Ratio (Declared)      35.65    34.20    27.17    24.06    18.04
Allowance for Loan Losses/Total Loans  1.00     0.87     0.88     0.87     0.99
Non-Performing Loans to Total Loans    0.22     0.89     0.29     0.34     0.28
Non-Performing Assets to Total Assets  0.20     0.69     0.30     0.36     0.26
Efficiency Ratio                       0.51     0.52     0.51     0.52     0.50

At  Year End
Total Assets                       $434,466  393,216  341,287  286,806  266,279
Total Loans                         301,304  264,929  232,526  209,224  181,510
Total Investment Securities         108,186  105,220   87,999   59,342   68,745
Total Deposits                      262,689  254,566  205,458  201,803  169,880
Total Shareholders' Equity           37,334   33,160   28,662   28,776   25,885
-------------------------------------------------------------------------------
1)Per common share data has been adjusted to reflect the 300% stock dividend issued in 1997.
-------------------------------------------------------------------------------
                                                             High     Low

Market price per common share of stock during 2001         $ 22.25    15.00
-------------------------------------------------------------------------------













Page 9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First National Lincoln Corporation and its subsidiary, The First National Bank of Damariscotta, posted record earnings in 2001, continuing the positive growth in both assets and income seen during the past eight years. Prior to 1997, the Company focused on cost reduction and increased efficiency to increase its profitability, but in recent years, the overall strategy has changed to controlled, profitable growth. The value of this strategy can be seen in the Company's expansion into Knox County. The Rockport and Camden offices were opened in 1997 and 1998, respectively, and in September, 2001 the Bank opened its Rockland office. These offices have far exceeded their initial goals and have provided the opportunity for substantial new market growth.
     The Company experienced strong asset growth in 2001, with the loan portfolio increasing by $36.4 million or 13.7%, and the investment portfolio increasing $3.0 million or 2.8%. The combined effect saw total assets increasing by 10.5% or $41.3 million from $393.2 million to $434.5 million. Asset growth was funded with borrowed funds, which increased $28.4 million, or 27.6%, and with deposits, which increased $8.1 million or 3.2% in 2001. The Company saw very good growth in low-cost core deposits during the year and, coupled with favorable pricing of borrowings, allowed approximately $15 million of wholesale certificates of deposit to mature at year end. As a result of 2001's balance sheet growth and a wider interest margin, the Company increased net interest income by $2.3 million or 17.7% to $15.0 million.
     Management believes the Bank has limited exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Financial Condition and Results of Operations

Net income for the year ended December 31, 2001 was $5,493,000 -- the highest annual net income recorded by the Company. This represents a 19.2% or $886,000 increase from net income of $4,607,000 that was posted in 2000 and is $1,042,000, or 23.4%, above 1999 net income of $4,451,000. Return on average assets in 2001 was 1.33%, up from 1.27% in 2000 and down from 1.39% in 1999. The increase in 2001 is attributable to the Company's strong asset growth accompanied by wider interest spreads than in past years due to recent drops in interest rates and lower funding costs. Return on average equity was 15.51% in 2001, compared to 15.15% in 2000 and 15.67% in 1999. The increase in 2001 was primarily due to the record earnings resulting from higher net interest income, caused by the factors noted above.

     Non-interest income increased by 31.4% from $2,967,000 in 2000 to $3,898,000 in 2001. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loan sales in a favorable interest rate climate, newly instituted document preparation fees on loans and increased merchant credit card volume. Non-interest income increased 5.7% in 2000 to $2,967,000 from 1999's level of $2,808,000. Loan sales and their derived income dropped substantially in 2000 from 1999 levels due to an unfavorable interest rate climate. The resulting drop in origination and servicing income occurred in contrast to increases in investment management income, service charges on deposit accounts and merchant credit card income.





Page 10
     Non-interest expense increased 16.9% to $10.0 million in 2001 from $8.5 million in 2000, which was attributable to increased employee expenses for staff expansion and increased equipment and software expense. These were necessary to maintain the high level of service we are committed to delivering to our customer base. The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.51 in 2001 compared to
0.62 for its peer group. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). The Company's efficiency ratio was 0.52 in 2000 compared to 0.60 for its peer group. In 2000, non-interest expense increased 9.6% to $8.5 million from $7.8 million in 1999, attributable primarily to increased costs for merchant credit card services and employee expenses.
     Average shareholders' equity to average assets was 8.55% in 2001, compared to 8.36% in 2000, and 8.88% in 1999. The 2000 ratio declined due to strong asset growth and the Company repurchasing shares of its own stock. The 2001 increase was the result of strong earnings. Earnings per share for the year ended December 31, 2001 increased 19.2% to $2.30, compared to $1.93 in 2000, and $1.84 in 1999. Earnings per share on a fully diluted basis increased 18.5% for the year ended December 31, 2001, to $2.24, compared to $1.89 in 2000, and $1.77 in 1999. Book value per share was $15.61 on December 31, 2001, up from $13.94 on December 31, 2000 and $12.09 on December 31, 1999.
     The Bank's loan delinquency ratio decreased in 2001, and was 1.45% on December 31, 2001, versus 2.26% on December 31, 2000 and 1.29% on December 31, 1999. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern. The levels seen in 2001 and 1999 are related to the Bank's ability to control loan quality and resolve delinquency issues quickly. Delinquencies in 2000 were isolated circumstances involving a small number of borrowers.





























Page 11
Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2001, 2000 and 1999.
------------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                             2001      2000       1999
------------------------------------------------------------------------------
Cash and due from banks                        $    5,997     6,943      6,750
Interest-bearing deposits                           1,954       343        466
                                                ---------   -------    -------
Investments
 U.S. Treasury securities & government agencies    53,094    57,113     56,445
 Obligations of states & political subdivisions    18,514    13,282      9,301
 Other securities                                  38,992    23,129     12,506
                                                ---------   -------    -------
Total investments                                 110,600    93,524     78,252
                                                ---------   -------    -------
Loans held for sale                                   466         0         65
                                                ---------   -------    -------
Loans
   Commercial                                      95,401    80,167     69,706
   Consumer                                        31,645    30,195     28,774
   State and municipal                              9,059     9,180      9,405
   Real estate                                    145,783   131,231    114,952
                                                ---------   -------    -------
   Total loans                                    281,888   250,773    222,837
Allowance for loan losses                           2,583     2,126      1,950
                                                ---------   -------    -------
   Net loans                                      279,305   248,647    220,887
                                                ---------   -------    -------
Fixed assets                                        6,119     5,421      5,673
Other assets                                        9,764     8,724      7,624
                                                ---------   -------    -------
   Total assets                                 $ 414,205   363,602    319,717
                                                =========   =======    =======
Deposits
   Demand                                       $  20,529    20,324     17,230
   NOW                                             40,616    38,067     34,654
   Money market                                    12,297    12,874     10,597
   Savings                                         42,004    40,205     40,121
   Certificates of deposit                         67,776    43,169     74,983
   Certificates of deposit  over $100,000          83,075    69,385     26,598
                                                ---------   -------    -------
Total deposits                                    266,297   224,024    204,183
                                                ---------   -------    -------
Borrowed funds                                    109,418   107,044     85,000
Other liabilities                                   3,072     2,126      2,130
                                                ---------   -------    -------
   Total liabilities                              378,787   333,194    291,313
                                                ---------   -------    -------
Common stock                                           25        25         25
Additional paid in capital                          4,687     4,687      4,685
Retained earnings                                  32,929    27,851     24,849
Treasury stock                                     (2,223)   (2,155)    (1,155)
                                                 --------   -------    -------
   Total capital                                   35,418    30,408     28,404
                                                 --------   -------    -------
   Total liabilities and capital                $ 414,205   363,602    319,717
                                                =========   =======    =======

Average Rates and Net Interest Yield

The following table shows, for the years ended December 31, 2001, 2000 and 1999, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,           2001             2000             1999
                             --------------   --------------    ---------------
Dollars in thousands          Amount    Avg   Amount     Avg    Amount     Avg
                                  Of  yield/      of   yield/       of   yield/
                            interest   rate interest    rate  interest    Rate
-------------------------------------------------------------------------------
Interest-earning assets
Interest-bearing deposits    $    77   3.94%      25    7.41%       24    5.15%
Investments                    7,537   6.82%   6,660    7.12%    5,244    6.70%
Loans held for sale               33   7.05%       0       0%        5    7.69%
Loans                         23,138   8.21%  21,841    8.71%   18,737    8.41%
                             -------   ----   ------    -----   ------    -----
Total interest-earning
   assets                    $30,785   7.79%  28,526    8.28%   24,010    7.96%
                             -------   -----  ------    -----   ------    -----
Interest-bearing liabilities
Deposits                     $10,006   4.07%   8,626    4.23%    7,205    3.85%
Other borrowings               5,025   4.59%   6,528    6.10%    4,386    5.16%
                             -------   -----   -----    -----    -----    -----
Total interest-bearing
    liabilities              $15,031   4.23%  15,154    4.88%   11,591    4.26%
                             -------   -----  ------    -----   ------    -----
Net interest income          $15,754          13,372            12,419
                             =======          ======            ======
Interest rate spread                   3.56%            3.40%             3.70%
Net interest margin                    3.99%            3.88%             4.12%
-------------------------------------------------------------------------------




















Page 13

Rate Volume Analysis

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2001 and 2000.

Year ended December 31, 2001 compared to 2000
-------------------------------------------------------------------------------
                                                               Rate/
Dollars in thousands            Volume        Rate         volume(1)     Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $    120     $   (12)        $    (56)  $     52
Investment securities            1,215        (286)             (52)       877
Loans held for sale                  -           -               33         33
Loans                            2,710      (1,257)            (156)     1,297
                              --------      -------          --------   ------
Total interest income         $  4,045     $(1,555)        $   (231)  $  2,259
                              --------     --------        ---------  --------
Interest expense
Deposits                      $  1,781     $  (332)        $    (69)  $  1,380
Other borrowings(2)                146      (1,613)             (36)    (1,503)
                              --------     --------        ---------   -------
Total interest expense        $  1,927     $(1,945)        $   (105)  $   (123)
                              --------     ---------       ---------  --------
Change in net interest income $  2,118     $   390         $   (126)  $  2,382
                              ========     ========        ========   ========
-------------------------------------------------------------------------------

Year ended December 31, 2000 compared to 1999
------------------------------------------------------------------------------
                                                              Rate/
Dollars in thousands              Rate      Volume         volume(1)    Total
------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits     $     (6)    $    10         $     (3)  $      1
Investment securities            1,024         328               64      1,416
Loans held for sale                 (5)          -                -         (5)
Loans                            2,348         672               84      3,104
                              --------     -------         --------     -------
Total interest income         $  3,361     $ 1,010         $    145   $  4,516
                              --------     -------         --------   --------
Interest expense
Deposits                      $    645     $   712         $     64   $  1,421
Other borrowings(2)              1,138         797              207      2,142
                              --------     -------         --------   --------
Total interest expense        $  1,783     $ 1,509         $    271   $  3,563
                              --------     -------         --------   --------
Change in net interest income $  1,578     $  (499)        $   (126)  $    953
                              ========     =======         ========   ========
-------------------------------------------------------------------------------
(1)Represents the change not solely attributable to change in rate or change in volume, but a combination of these two factors.
(2)Includes federal funds purchased.



Page 14
Capital Resources

Capital at December 31, 2001 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 8.55% in 2001, versus 8.36% in 2000. Leverage capital, or total shareholders' equity divided by average total assets less goodwill and any net unrealized gain or loss on securities available for sale, stood at 8.56% on December 31, 2001, versus 8.58% in 2000.
     At December 31, 2001, the Company had tier-one risk-based capital of 12.88% and tier-two risk-based capital of 13.95%, versus 13.09% and 14.01%, respectively, in 2000. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
     During 2001, the Company declared cash dividends of $0.19 per share for the first quarter, $0.20 per share for the second quarter, $0.21 per share for the third quarter, and $0.22 per share for the fourth quarter. The Company's dividend payout ratio was 35.65% of earnings in 2001, 34.20% in 2000, and 27.17% in 1999.
     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2002 will be that year's net income plus $5,709,000.
     In 2001, 17,000 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $133,000. The Company also purchased 13,953 shares of common stock for total consideration of $254,000, of which 9,715 shares were re-issued via employee stock programs before year-end. Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Capital Purchases

In 2001, the Company made capital purchases totaling $2,985,000. This cost will be amortized over an average of twenty years, adding approximately $150,000 to pre-tax operating costs per year. The capital purchases included primarily real estate for Branch premises and equipment related to technology.

Liquidity

As of December 31, 2001, the Bank had primary sources of liquidity of $41.4 million, or 9.5% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and dividend payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio, and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.

Page 15
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, and total short-term and long-term advance capacity of $130.3 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.
     Deposits grew during 2001, ending the year at $262.7 million. The growth was primarily in core deposits. Because of the liquidity provided in part by the increase in core deposits, Management allowed certificates of deposit from non-local sources to mature without renewal. These funds are typically available to the Bank to meet future liquidity needs. Management has not seen any recent significant deposit trends which would have a material effect on the Bank's liquidity position.
     At December 31, 2001, the Company had a net unrealized gain of $784,000 (net of $404,000 in deferred income taxes) on available for sale securities. This unrealized gain is in line with Management's expectations given the drop in interest rates experienced in 2001. While the Bank maintains an available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.

Investment Activities

During 2001, the Company's investment portfolio increased 2.8% to end the year at $108,186,000, compared to $105,220,000 on December 31, 2000. Much of the
Bank's investment portfolio consists of callable securities. A declining interest rate environment in 2001 resulted in a large number of the Bank's securities being called by issuers. The Bank was able to replace these securities at comparable levels, resulting in the $3.0 million net growth in the portfolio in 2001.
     The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital, or for other similar factors. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.

     In 2001, the growth in the Company's investment portfolio was primarily in U.S. Government Agency mortgage-backed securities. This change was made to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2001, 2000 and 1999.

-------------------------------------------------------------------------------
Dollars in thousands                     2001            2000              1999
-------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency            $       -          13,847            12,155
Mortgage-backed securities              2,425           3,712             4,352
State and political subdivisions       13,770          10,952             6,536
Corporate securities                   27,861          27,742            12,403
Federal Home Loan Bank stock            6,005           5,941             5,941
Federal Reserve Bank stock                 53              53                53
Other equity securities                   800             670               651
                                    ---------         -------            ------
                                       50,914          62,917            42,091
                                    ---------         -------            ------

Securities to be held to maturity:
U.S. Treasury and agency               35,444          27,025            27,860
Mortgage-backed securities             13,851          10,311            13,485
State and political subdivisions        6,393           4,380             4,560
Corporate securities                    1,584             587                 3
                                     --------          ------            ------
                                       57,272          42,303            45,908
                                     --------          ------            ------
Total securities                    $ 108,186         105,220            87,999
                                    =========         =======            ======
-------------------------------------------------------------------------------

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2001. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%.

-------------------------------------------------------------------------------
Dollars in thousands                Available for sale         Held to maturity
                                  --------------------        -----------------
                                   Fair       Yield to       Amortized Yield to
                                  value       maturity            cost maturity
-------------------------------------------------------------------------------
U.S. Treasury and Agency:
Due in 1 year or less            $    -              -        $     -         -
Due in 1 to 5 years                   -              -              -         -
Due in 5 to 10 years                  -              -              -         -
Due after 10 years                    -              -          35,444    6.41%
                                 ------        -------        --------    -----
                                      -              -          35,444    6.41%
                                 ------        -------        --------    -----
Mortgage-backed securities:
Due in 1 year or less                 -              -               -        -
Due in 1 to 5 years                  93          5.45%             157    5.56%
Due in 5 to 10 years              1,191          7.95%           1,033    6.96%
Due after 10 years                1,141          6.79%          12,661    6.70%
                                 ------        -------         -------    -----
                                  2,425          7.31%          13,851    6.70%
                                 ------        -------         -------    -----
State and political
subdivisions:
Due in 1 year or less                 -              -               -        -
Due in 1 to 5 years                   -              -               -        -
Due in 5 to 10 years                  -              -           3,146    8.10%
Due after 10 years               13,770          7.63%           3,247    7.58%
                                 ------          -----           -----    -----
                                 13,770          7.63%           6,393    7.84%
                                 ------          -----           -----    -----
Corporate Debt Securities:
Due in 1 year or less             1,484          4.57%               -        -
Due in 1 to 5 years               7,000          7.20%           1,119    4.79%
Due in 5 to 10 years             16,102          7.69%             465    8.10%
Due after 10 years                3,275          7.08%               -        -
                                 ------          -----           -----    -----
                                 27,861          7.33%           1,584    5.76%
                                 ------          -----           -----    -----
Equity Securities:                6,858          4.92%               -        -
                                 ------          -----           -----    -----
                               $ 50,914          7.08%       $  57,272    6.62%
                                =======          =====        ========    =====
-------------------------------------------------------------------------------

Lending Activities

The loan portfolio experienced growth in almost all areas during 2001, with the most significant increase seen in residential real estate loans. Total loans were $301,304,000 at December 31, 2001, a 13.7% increase from total loans of $264,929,000 at December 31, 2000. This continues the loan growth trend experienced by the Company over the past five years.
The following tables summarize the Bank's loan portfolio as of December 31, 2001, 2000, 1999, 1998 and 1997.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,            2001       2000       1999       1998        1997
-------------------------------------------------------------------------------
Commercial loans
  Real estate             $ 32,638     30,695     30,305     25,585      20,173
  Other                     68,378     53,362     41,970     38,718      33,100
Residential real estate loans
  Construction               2,522      1,060      1,661      3,397       3,053
  Term                     159,743    139,300    121,599    105,877      92,937
Consumer loans              30,727     33,028     29,227     27,993      24,041
Municipal                    7,296      7,484      7,764      7,654       8,206
                          --------    -------    -------    -------      ------
Total                     $301,304    264,929    232,526    209,224     181,510
                          ========    =======    =======    =======     =======
-------------------------------------------------------------------------------
Credit Card balances
 included in consumer loans
                          $  2,510      2,676      2,536      2,569       2,457
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Percentage of Total Loans Outstanding by year
As of December 31,            2001       2000       1999       1998        1997
-------------------------------------------------------------------------------
Commercial loans
   Real estate               10.8%      11.6%      13.0%      12.2%       11.1%
   Other                     22.7%      20.1%      18.0%      18.5%       18.2%
Residential real estate loans
   Construction               0.9%       0.4%       0.7%       1.6%        1.7%
   Term                      53.0%      52.6%      52.4%      50.6%       51.3%
Consumer loans               10.2%      12.5%      12.6%      13.4%       13.2%
Municipal                     2.4%       2.8%       3.3%       3.7%        4.5%
                           -------      -----      -----      -----       -----
Total                       100.0%     100.0%     100.0%     100.0%      100.0%
                            ======     ======     ======     ======      ======
-------------------------------------------------------------------------------

The Bank issues both VISA and MasterCard credit cards whose balances are shown in the table above. The number of credit card accounts decreased by 7.4% in 2001 to end the year at 3,694.






Page 19
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2001.

-------------------------------------------------------------------------------
Dollars in thousands      < 1 Year  1-5 Years  5-10 Years  >10 Years      Total
-------------------------------------------------------------------------------
Commercial real estate    $    420      1,618       2,608     27,992     32,638
Commercial other            19,233     10,844      14,604     23,697     68,378
Residential real estate      1,062        674       6,984    151,023    159,743
Residential construction       138      2,384           -          -      2,522
Consumer                     1,081      9,026       9,294     11,326     30,727
Municipal                    1,515      1,399         902      3,480      7,296
                          --------     ------      ------    -------     ------
Totals                    $ 23,449     25,945      34,392    217,518    301,304
                          ========     ======      ======    =======    =======
-------------------------------------------------------------------------------

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2001.

-------------------------------------------------------------------------------
Dollars in thousands                                    Amount       % of total
-------------------------------------------------------------------------------
Variable-rate loans
   Commercial loans                                  $  78,403            26.0%
   State and municipal loans                             3,949             1.3%
   Consumer loans                                        5,319             1.8%
   Equity loans                                          9,471             3.1%
   Residential adjustable-rate mortgages                76,657            25.5%
                                                     ---------            -----
Total                                                  173,799            57.7%
Fixed-rate loans                                       127,505            42.3%
                                                     ---------            -----
Total loans                                          $ 301,304           100.0%
                                                     =========           ======
-------------------------------------------------------------------------------

The Bank's loan delinquency ratio decreased in 2001, and was 1.45% on December 31, 2001, versus 2.26% on December 31, 2000.

Loan Concentrations

As of December 31, 2001, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

In 2001, the Bank placed a higher volume of residential mortgages into the secondary market compared to 2000. This was the result of increased mortgage underwriting opportunities resulting from lower interest rates. Loans held for sale are carried at the lower of cost or market value, which was $466,000 at December 31, 2001. There were no loans held for sale at December 31, 2000.







Page 20
Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status decreased during 2001, and remains low relative to the Bank's peer group. In Management's opinion, there has been no pattern or trend in non-performing assets of concern. The increase in 2000 was related to isolated circumstances involving a small number of borrowers. The level at December 31, 2001 is more in line with the Bank's normal delinquency. The following table sets forth a summary of the value of delinquent loans (more than ninety days past due) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2001, 2000, 1999, 1998 and 1997.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                2001       2000      1999      1998      1997
-------------------------------------------------------------------------------
Commercial real estate &
   business                    $   655      2,479       822       414       420
Residential real estate            275        267       260       222       320
Consumer                           150        103        90        91       128
                               -------      -----     -----      ----      ----
Total                            1,080      2,849     1,172       727       868
                               =======      =====     =====      ====      ====
Non-accrual loans
   included in above total        667       2,366       681       716       510
Income not recognized
   from non-accrual loans      $   77         185        64        51        50
-------------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned decreased during 2001. At December 31, 2001 it included two properties valued at $202,000, compared to nine properties valued at $356,000 at December 31, 2000.
     Other real estate owned and repossessed assets are comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate owned and repossessed assets are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.






Page 21
Allowance for Loan Losses and Loan Loss Experience

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses and Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.
The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of December 31, 2001. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.












Page 22
The following table reflects the Bank's allowance for loan losses by category of loan as of December 31, 2001, 2000, 1999, 1998, and 1997. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans.

-------------------------------------------------------------------------------
Dollars in thousands
As of
December 31,         2001        2000        1999         1998         1997
               ------------- -----------  -----------  -----------  -----------
Real estate    $  618   54%   562   53%    488   53%    440   52%    454   53%
Commercial      1,467   36%   907   35%    686   34%    736   35%    683   34%
Consumer          604   10%   631   12%    580   13%    408   13%    254   13%
Unallocated       311    -    201    -     281    -     238    -     409     -
               ------  ---- -----  ----  -----  ----  -----  ----  -----  ----
Total          $3,000  100% 2,301  100%  2,035  100%  1,822  100%  1,800  100%
               ======  ==== =====  ====  =====  ====  =====  ====  =====  ====
-------------------------------------------------------------------------------
(Percentage is amount of loans in each category as a percent of total loans for the stated year)






































Page 23
     Net loans charged off in 2001 were $531,000, or 0.19% of average loans outstanding for the year. This compares to net loan chargeoffs of $434,000, or 0.17% in 2000 and $432,000 or 0.19% in 1999. The following table summarizes the activity with respect to loan losses for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.
-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,             2001      2000       1999        1998       1997
-------------------------------------------------------------------------------
Balance at
   beginning of period       $2,301     2,035      1,822       1,800      1,906
                             ======     =====      =====       =====      =====
Loans charged off:
Commercial (1)                  391       164        153         121         60
Real estate mortgage              1         5         31          46         31
Consumer                        243       388        359         285        246
                             ------     -----      -----      ------      -----
Total                           635       557        543         452        337
                             ------     -----      -----      -------      ----
Recoveries on loans
   previously charged off:
Commercial(1)                    34        44         12          14        70
Real estate mortgage              1         6          8           -         -
Consumer                         69        73         91          60        58
                             ------     -----      -----     -------      ----
Total                           104       123        111          74       128
                             ------     -----      -----     -------      ----
Net loans charged off           531       434        432         378       209
Provision for loan losses     1,230       700        645         400       103
                             ------     -----      -----     -------      ----
Balance at end of period     $3,000     2,301      2,035       1,822     1,800
                             ======     =====      =====     =======     =====
Ratio of net loans charged
   off to average loans
   outstanding                0.19%     0.17%      0.19%       0.19%     0.12%
-------------------------------------------------------------------------------
(1)Includes commercial real estate loans

     During 2001, a provision of $1,230,000 was made to the allowance for loan losses, compared to a provision of $700,000 in 2000, and $645,000 in 1999. In Management's opinion, this increased level of provision is not indicative of a decline in overall credit quality within the portfolio. Instead, it is the result of the significant loan growth experienced combined with an additional provision for commercial loans as a result of the impact on the fishing and hospitality industries from the September 11, 2001, terrorist attack as well as possible unanticipated declines in the credit quality of our borrowers due to the current economic recession. At December 31, 2001, the allowance for loan losses stood at $3,000,000, or 1.00% of total loans outstanding. This compares to $2,301,000, or 0.87% of total loans outstanding at December 31, 2000, and $2,035,000, or 0.88% of total loans outstanding at December 31, 1999.

Deposits

The Bank realized an increase of 3.2% in 2001 compared to a 23.9% increase in deposits in 2000 and 1.8% increase in deposits in 1999. Most of the growth in 2001 was seen in core deposits which are typically added at favorable costs versus borrowed funds and certificates of deposit.

Page 24
    The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity. In 2001, the maximum amount of deposits at any month end was $288,944,000 on July 31. Because of uncertainty about future interest rates, in recent years investors have shown a preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The Bank's average cost of deposits (including non-interest-bearing accounts) was 3.76% for the year ended December 31, 2001, compared to 3.85% for the year ended December 31, 2000 and 3.53% for the year ended December 31, 1999. The following table sets forth the average daily balance for the Bank's principal deposit categories for each period.

-------------------------------------------------------------------------------
Dollars in thousands                                                    %growth
Years ended December 31,            2001        2000       1999     2001vs.2000
-------------------------------------------------------------------------------
Demand deposits                $  20,529      20,324     17,230            1.0%
NOW accounts                      40,616      38,067     34,654            6.7%
Money market accounts             12,297      12,874     10,597           -4.5%
Savings                           42,004      40,205     40,121            4.5%
Certificates of deposit          150,851     112,554    101,581           34.0%
                               ---------     -------    -------           -----
Total deposits                  $266,297     224,024    204,183           18.9%
                                ========     =======    =======           =====
-------------------------------------------------------------------------------

The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

-------------------------------------------------------------------------------
Years ended December 31,                   2001      2000      1999
-------------------------------------------------------------------------------
NOW accounts                              1.05%     1.27%     1.26%
Money market accounts                     3.40%     3.70%     3.47%
Savings accounts                          2.57%     2.79%     2.77%
Certificates of deposit                   5.36%     5.82%     5.21%
                                         ------     -----     -----
Total interest-bearing deposits           4.07%     4.23%     3.85%
                                         ======     =====     =====
-------------------------------------------------------------------------------
     As of December 31, 2001, the Bank held a total of $53,909,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:
-----------------------------------------------
Dollars in thousands
-----------------------------------------------
Within 3 months                      $   10,450
3 months through 6 months                 6,122
6 months through 12 months                5,763
Over 12 months                           31,574
                                     ----------
Total                                $   53,909
                                     ==========
-----------------------------------------------

     Of all certificates of deposit, $74.2 million or 55.5% of certificates of deposit will mature by December 31, 2002.

Page 25
Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank
(FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 2001 totaled $99,000,000, with a weighted average interest rate of 3.79% and remaining maturities ranging from one day to nine years.
     The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2001 was $22,424,000, compared to $16,512,000 on December 31, 2000, and $12,489,000 on December 31, 1999. The Bank also had a repurchase agreement with a brokerage firm at December 31, 2001 in the amount of $9,767,000.
     The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 2001, 2000 and 1999 were $166,000, $1,077,000 and $2,850,000, respectively.
     The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $131,357,000 at the end of December during 2001, $116,966,000 at the end of November for the year 2000 and $105,048,000 at the end of December for the year 1999. The average amount outstanding during 2001 was $109,418,000, with a weighted average interest rate of 4.59%. This compares to an average outstanding amount of $107,044,000 in 2000, with a weighted average interest rate of 6.10%. The average balance outstanding on the Bank's borrowed funds for the year ended December 31, 1999 was $85,000,000, with a weighted average interest rate of 5.16%.

Investment Management and Fiduciary Activities

As of December 31, 2001, Pemaquid Advisors, the Bank's private banking and investment management division, had assets with a market value of $126,486,000 under management. This amount consisted of 597 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2000 when 501 accounts with market value of $117,032,000 were under management.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes that changes in assumptions, especially in discount rates, will not have a significant impact on the Company's future operating results or financial condition.











Page 26
Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. Adoption of this standard had no material effect on the financial condition and results of operations of the Company. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".
     SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.
     SFAS Nos. 143 and 144 provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to have any material effect on the Company's consolidated financial condition and results of operations.

Forward-Looking Statements

Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, general local, regional and national economic conditions, competitive pressures, prepayments on loans and investments, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks and uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.















Page 27
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Asset/Liability Management
The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was minus 7.6% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

























Page 28
A summary of the Company's static gap, as of December 31, 2001, is presented in the following table:
-------------------------------------------------------------------------------
                                  0-90         91-365         1-5          5+
Dollars in thousands              days           days       years       years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost            $   3,235         11,911       7,184      85,852
Loans held for sale                  3             14         119         329
Loans                           80,464         39,591     131,012      47,236
Other interest-earning assets        -              -          -        4,250
Non-rate-sensitive assets            -              -          -       23,266
                              --------        -------     -------     -------
Total assets                 $  83,702         51,516     138,315     160,933
                              --------        -------     -------     -------
Interest-bearing deposits       35,887         58,121      54,013      92,171
Borrowed funds                  59,367         12,331      32,160      27,500
Non-rate-sensitive
   liabilities and equity            -          2,450       2,650      57,816
                              --------        -------     -------     -------
Total liabilities and equity $  95,254         72,902      88,823     177,487
                              --------        -------     -------     -------
Period gap                   $ (11,552)       (21,386)     49,492     (16,554)
                              ========        =======     =======     =======
Percent of total assets           (2.7%)         (4.9%)      11.4%       (3.8%)
Cumulative gap (current)     $ (11,552)       (32,938)     16,554           -
Percent of total assets           (2.7%)         (7.6%)       3.8%        0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent simulation model projects net interest income would decrease by approximately 0.6% of stable-rate net interest income if rates fall gradually by two percentage points over the next year, and increase by approximately 0.6% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.5% in a falling rate scenario and decrease by 5.6% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.


Page 29
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 2001 and 2000 is presented in the following table:

-------------------------------------------------------------------------------
Changes in Net Interest Income                           2001              2000
-------------------------------------------------------------------------------
Year 1
Projected change if rates decrease by 2.0%              -0.6%             +5.6%
Projected change if rates increase by 2.0%              +0.6%             -5.5%
-------------------------------------------------------------------------------
Year 2
Projected change if rates decrease by 2.0%              -0.5%            +17.0%
Projected change if rates increase by 2.0%              -5.6%            -13.6%
-------------------------------------------------------------------------------

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2001, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2001, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain constant for much of 2002 and but believes that the current level of interest rate risk is acceptable.


























Page 30


Quarterly Information

The following tables provides unaudited financial information by quarter for each of the past two years:

-------------------------------------------------------------------------------
Dollars in thousands           2001 Q1      2001 Q2       2001 Q3       2001 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                         $   6,897       11,121        13,447        10,894
Investments                    114,491      111,102       105,791       108,186
Net loans                      270,776      279,876       285,515       298,770
Other assets                    15,511       16,826        16,951        16,616
                             ---------      -------       -------       -------
   Total assets              $ 407,675      418,925       421,704       434,466
                             =========      =======       =======       =======
Deposits                     $ 240,973      281,370       277,733       262,689
Borrowed funds                 128,867       99,353       102,696       131,357
Other liabilities                3,288        2,980         4,297         3,086
Shareholders' equity            34,547       35,222        36,978        37,334
                             ---------      -------       -------       -------
Total liabilities
   & equity                  $ 407,675      418,925       421,704       434,466
                             =========      =======       =======       =======
Income Statements
Interest income              $   7,536        7,635         7,541         7,350
Interest expense                 4,173        3,975         3,663         3,220
                             ---------      -------       -------       -------
   Net interest income           3,363        3,660         3,878         4,130
   Provision for loan losses       195          280           215           540
                             ---------      -------       -------       -------
Net interest income
   after provision               3,168        3,380         3,663         3,590
Non-interest income                740          942         1,153         1,063
Non-interest expense             2,212        2,296         2,776         2,694
                              --------      -------       -------       -------
   Income before taxes           1,696        2,026         2,040         1,959
Income taxes                       489          595           594           550
                              --------      -------       -------       -------
   Net income                $   1,207        1,431         1,446         1,409
                             =========      =======       =======       =======
Basic earnings per share     $    0.51         0.60          0.61          0.58
Diluted earnings per share   $    0.50         0.58          0.59          0.57
-------------------------------------------------------------------------------













Page 31



-------------------------------------------------------------------------------
Dollars in thousands           2000 Q1       2000 Q2      2000 Q3       2000 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                         $   9,348        10,342        8,620        10,324
Investments                     91,100        88,779       96,581       105,220
Net loans                      239,760       250,345      256,293       262,628
Other assets                    14,137        14,753       14,736        15,044
                             ---------      --------      -------       -------
   Total assets              $ 354,345       364,219      376,230       393,216
                             =========      ========      =======       =======
Deposits                     $ 210,857       221,557      247,190       254,566
Borrowed funds                 111,274       109,957       95,309       102,919
Other liabilities                2,639         2,342        2,232         2,571
Shareholders' equity            29,575        30,363       31,499        33,160
                             ---------      --------      -------       -------
   Total liabilities
   & equity                  $ 354,345       364,219      376,230       393,216
                             =========       =======      =======       =======
Income Statements
Interest income              $   6,494         6,835        7,128         7,466
Interest expense                 3,388         3,648        3,919         4,198
                             ---------       -------      -------       -------
   Net interest income           3,106         3,187        3,209         3,268
   Provision for loan losses       150           150          210           190
                             ---------       -------      -------       -------
Net interest income
    after provision              2,956         3,037        2,999         3,078
Non-interest income                628           700          909           730
Non-interest expense             2,017         2,079        2,372         2,069
                             ---------       -------      -------       -------
   Income before taxes           1,567         1,658        1,536         1,739
Income taxes                       455           486          445           507
                             ---------       -------      -------       -------
   Net income                 $  1,112         1,172        1,091         1,232
                              ========       =======      =======       =======
Basic earnings per share      $   0.46          0.49         0.46          0.52
Diluted earnings per share    $   0.45          0.48         0.45          0.51
-------------------------------------------------------------------------------

















Page 32
ITEM 8. Financial Statements and Supplementary Data


Report of Management


The Management of First National Lincoln Corporation is responsible for the preparation, content, and integrity of the financial statements and other statistical data. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include amounts based on Management's best estimates and judgment. Management also prepared the other information in this report and is responsible for the accuracy and consistency with the financial statements.

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

The Company's internal auditor continually reviews, evaluates, and monitors internal control systems and recommends programs to Management to further safeguard assets. The Board of Directors discharges its responsibility for financial statements through its Audit Committee. The Audit Committee regularly meets with the independent auditors, internal auditor, and representatives of Management to assure that each is meeting its responsibility. The Committee also reviews the independent and internal auditors' reports and findings as they are submitted throughout the year. Both the independent auditors and internal auditor have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal controls, and the quality of financial reporting.

/s/Daniel R. Daigneault                 /s/F. Stephen Ward
Daniel R. Daigneault                    F. Stephen Ward
President & Chief Executive Officer     Treasurer






















Page 33
Berry, Dunn, McNeil & Parker
Certified Public Accountants







Independent Auditors' Report



The Board of Directors and Shareholders
First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

/s/Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Portland, Maine
February 4, 2002













Page 34
Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary


-----------------------------------------------------------------------------
As of December 31,                                    2001               2000
-----------------------------------------------------------------------------
Assets
Cash and due from banks                     $   10,894,000     $   10,324,000
Securities available for sale                   50,914,000         62,917,000
Securities to be held to maturity,
   market value of $56,921,000 in 2001
   and $41,617,000 in 2000                      57,272,000         42,303,000
Loans held for sale at cost,
   which approximates market value                 466,000                  -
Loans                                          301,304,000        264,929,000
Less allowance for loan losses                   3,000,000          2,301,000
                                            --------------     --------------
Net loans                                      298,304,000        262,628,000
                                            --------------     --------------
Accrued interest receivable                      2,635,000          3,105,000
Bank premises and equipment                      7,563,000          5,352,000
Other real estate owned                            202,000            356,000
Other assets                                     6,216,000          6,231,000
                                            --------------     --------------
Total assets                                $  434,466,000     $  393,216,000
                                            ==============      =============
































Page 35
Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

-----------------------------------------------------------------------------
As of December 31,                                    2001               2000
-----------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Demand deposits                             $   22,496,000     $  022,488,000
NOW deposits                                    43,644,000         38,603,000
Money market deposits                           15,878,000          9,941,000
Savings deposits                                46,855,000         40,108,000
Certificates of deposit (including
   certificates of $100,000 or more
   of $53,909,000 in 2001
   and  $68,937,000 in 2000)                   133,816,000        143,426,000
                                             -------------      -------------
Total deposits                                 262,689,000        254,566,000
Borrowed funds                                 131,357,000        102,919,000
Other liabilities                                3,086,000          2,571,000
                                             -------------      -------------
Total liabilities                              397,132,000        360,056,000
                                             -------------      -------------
Commitments and contingent liabilities
   (notes 12, 13 and 17)
Shareholders' equity:
Common stock, one cent par value                    25,000             25,000
Additional paid-in capital                       4,687,000          4,687,000
Retained earnings                               34,030,000         30,495,000
   Accumulated other comprehensive income
      Net unrealized gain on
   securities available for sale,
   net of tax                                      784,000            203,000
Treasury stock, at cost,
   89,895 shares in 2001
   and 102,657 shares in 2000                   (2,192,000)        (2,250,000)
                                              ------------       ------------
Total shareholders' equity                      37,334,000         33,160,000
                                              ------------       ------------
Total liabilities and shareholders' equity   $ 434,466,000      $ 393,216,000
                                              ============       ============
------------------------------------------------------------------------------
Common stock
Number of shares authorized                      6,000,000          6,000,000
Number of shares issued                          2,481,270          2,481,270
Number of shares outstanding                     2,391,375          2,378,613
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements











Page 36
Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                     2001          2000          1999
-------------------------------------------------------------------------------
Interest income:
Interest and fees on loans           $ 22,953,000  $ 21,600,000  $ 18,501,000
Interest on deposits with
 other banks                               77,000        25,000        24,000
Interest and dividends on
 investments (includes tax-exempt
 income of $926,000 in 2001,
 $659,000 in 2000,
 and $447,000 in 1999)                  7,032,000     6,298,000     5,015,000
                                      -----------   -----------   -----------
Total interest income                  30,062,000    27,923,000    23,540,000
                                      -----------   -----------   -----------
Interest expense:
Interest on deposits                   10,006,000     8,625,000     7,205,000
Interest on borrowed funds              5,025,000     6,528,000     4,386,000
                                      -----------   -----------   -----------
Total interest expense                 15,031,000    15,153,000    11,591,000
                                      -----------   -----------   -----------
Net interest income                    15,031,000    12,770,000    11,949,000
Provision for loan losses               1,230,000       700,000       645,000
                                      -----------   -----------   -----------
Net interest income after
 provision for loan losses             13,801,000    12,070,000    11,304,000
                                      -----------   -----------   -----------
Other operating income:
Fiduciary and investment
 management income                        698,000       673,000       546,000
Service charges on deposit accounts       901,000       832,000       685,000
Net realized gain on
 securities available for sale             73,000             -             -
Other                                   2,226,000     1,462,000     1,577,000
                                      -----------   -----------   -----------
Total other operating income            3,898,000     2,967,000     2,808,000
                                      -----------   -----------   -----------
Other operating expenses:
Salaries and employee benefits          4,903,000     4,334,000     3,981,000
Occupancy expense                         573,000       478,000       472,000
Furniture and equipment expense         1,023,000       750,000       705,000
Other                                   3,479,000     2,975,000     2,631,000
                                       ----------    ----------    ----------
Total other operating expenses          9,978,000     8,537,000     7,789,000
                                       ----------    ----------    ----------
Income before income taxes              7,721,000     6,500,000     6,323,000
Income tax expense                      2,228,000     1,893,000     1,872,000
                                       ----------    ----------    ----------
Net income                            $ 5,493,000   $ 4,607,000   $ 4,451,000
                                       ==========    ==========    ==========






Page 37

Consolidated Statements of Income, Concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                     2001          2000          1999
-------------------------------------------------------------------------------

Basic earnings per share              $      2.30   $      1.93   $      1.84
Diluted earnings per share            $      2.24   $      1.89   $      1.77
Cash dividends declared per share     $      0.82   $      0.66   $      0.50
Weighted average number
 of shares outstanding                  2,384,402     2,384,356     2,424,385
-------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these consolidated financial statements










































Page 38



Consolidated Statement of Changes in Shareholders Equity
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share-
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------

Balance at
  December 31,
  1998           2,471,531     $25,000   $4,687,000    $24,218,000   $     63,000   $ (217,000)   $28,776,000
                 =========     =======   ==========    ===========   ============   ===========   ===========
Net income               -           -            -      4,451,000              -            -      4,451,000
Net unrealized
  loss on
  securities
  available for1
  sale, net of
  tax benefit
  of $713,000            -           -            -              -     (1,382,000)           -     (1,382,000)
                 ---------     -------   ----------     ----------    ------------  -----------   -----------
Comprehensive
  income                 -           -            -      4,451,000     (1,382,000)           -      3,069,000
Cash dividends
  declared               -           -            -     (1,206,000)             -            -     (1,206,000)
Treasury stock
  purchases       (107,633)          -            -              -              -   (2,104,000)    (2,104,000)
Treasury stock
  sales              6,149           -            -              -              -      127,000        127,000
                 ---------     -------   ----------     ----------    ------------  -----------   -----------
Balance
  at December 31,
  1999           2,370,047      25,000    4,687,000     27,463,000     (1,319,000)  (2,194,000)    28,662,000
                 =========     =======   ==========     ==========     ===========  ===========   ===========





























Page 39
Consolidated Statement of Changes in Shareholders Equity, continued
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share-
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
-------------------------------------------------------------------------------------------------------------
Balance
  at December 31,
  1999           2,370,047      25,000    4,687,000     27,463,000     (1,319,000)  (2,194,000)    28,662,000
                 =========     =======   ==========     ==========     ===========  ===========    ==========

Net income               -           -            -      4,607,000              -            -      4,607,000
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $784,000               -           -            -              -      1,522,000            -      1,522,000
                 ---------     -------   ----------     ----------    ------------  -----------     ---------
Comprehensive
  income                 -           -            -      4,607,000      1,522,000            -      6,129,000
Cash dividends
  declared               -           -            -     (1,575,000)             -            -     (1,575,000)
Treasury stock
  purchases        (20,613)          -            -              -              -     (316,000)      (316,000)
Treasury stock
  sales             29,179           -            -              -              -      260,000        260,000
                 ---------     -------   ----------     ----------    ------------  -----------   -----------
Balance
  at December 31,
  2000           2,378,613      25,000    4,687,000     30,495,000        203,000   (2,250,000)    33,160,000
                 =========     =======   ==========     ==========    ============  ===========   ===========

































Page 40
Consolidated Statement of Changes in Shareholders Equity, concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                     Net
                                                                     unrealized
                                                                     gain (loss)                  Total
                 Number of               Additional                  on securities                share-
                 common        Common    paid-in       Retained      available      Treasury      holders'
                 shares        stock     capital       earnings      for sale       stock         equity
------------------------------------------------------------------------------------------------------------
Balance
 at December 31,
 2000            2,378,613      25,000    4,687,000     30,495,000        203,000   (2,250,000)    33,160,000
                 =========     =======   ==========     ==========     ==========   ===========   ===========
Net income               -           -            -      5,493,000              -            -      5,493,000
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $299,000               -           -            -              -        581,000            -        581,000
                 ---------     -------   ----------     ----------     ----------   -----------   -----------
Comprehensive
  income                 -           -            -      5,493,000        581,000            -      6,074,000
Cash dividends
  declared               -           -            -     (1,958,000)             -            -     (1,958,000)
Treasury stock
  purchases        (13,953)          -            -              -              -     (254,000)      (254,000)
Treasury stock
  sales             26,715           -            -              -              -      312,000        312,000
                 ---------     -------   ----------     ----------     ----------   -----------   -----------
Balance
  at December 31,
  2001           2,391,375     $25,000   $4,687,000    $34,030,000     $  784,000  $(2,192,000)   $37,334,000
                 =========     =======   ==========    ===========     ==========   ===========   ===========


The accompanying footnotes are an integral part of these consolidated financial statements


























Page 41


Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                     2001          2000          1999
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                            $ 5,493,000   $ 4,607,000   $ 4,451,000
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                              774,000       675,000       538,000
Deferred income taxes                           -       148,000      (235,000)
Provision for loan losses               1,230,000       700,000       645,000
Provision for losses on
 other real estate owned                        -             -        20,000
Loans originated for resale           (18,451,000)   (3,426,000)   (9,115,000)
Proceeds from sales of loans           17,985,000     3,553,000     9,197,000
Net gain on sale or call of
 securities available for sale            (73,000)            -             -
Losses on other real estate owned          55,000         5,000         6,000
Net change in other assets and
 accrued interest receivable              485,000    (1,540,000)     (741,000)
Net change in other liabilities           119,000       223,000       830,000
Net accretion of discount on
 investments                             (278,000)     (147,000)      (20,000)
                                       ----------    ----------    ----------
Net cash provided by operating
 activities                             7,339,000     4,798,000     5,576,000
                                       ----------    ----------    ----------

Cash flows from investing activities:
Proceeds from sales, maturities
 and calls of securities
 available for sale                    17,629,000     1,496,000     2,833,000
Proceeds from maturities and calls of
 securities to be held to maturity     31,025,000     4,556,000    12,557,000
Proceeds from sales
 of other real estate owned               537,000        35,000       281,000
Purchases of securities
 available for sale                    (4,585,000)  (19,952,000)  (28,122,000)
Purchases of securities
to be held to maturity                (45,804,000)     (868,000)  (18,000,000)
Net increase in loans                 (37,344,000)  (32,897,000)  (24,074,000)
Capital expenditures                   (2,985,000)     (509,000)     (190,000)
                                       ----------    ----------    ----------
Net cash used in
 investing activities                 (41,527,000)  (48,139,000)  (54,715,000)
                                       ----------    ----------    ----------










Page 42
Consolidated Statements of Cash Flows, concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------
Years ended December 31,                     2001          2000          1999
------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase (decrease) in
 demand deposits, savings,
 and money market accounts             17,733,000    (1,276,000)   12,038,000
Net increase (decrease) in
 certificates of deposit               (9,610,000)   50,384,000    (8,383,000)
Advances on long-term borrowings       51,500,000    15,000,000     8,000,000
Repayments on long-term borrowings     (7,114,000)   (5,440,000)  (20,416,000)
Net increase (decrease) in
 short-term borrowings                (15,948,000)  (11,689,000)   63,004,000
Purchase of Treasury stock               (254,000)     (316,000)   (2,104,000)
Proceeds from sale of Treasury stock      312,000       260,000       127,000
Dividends paid                         (1,861,000)   (1,479,000)   (1,244,000)
                                       ----------    ----------    ----------
Net cash provided by
 financing activities                  34,758,000    45,444,000    51,022,000
                                       ----------    ----------    ----------
Net increase in cash
 and cash equivalents                     570,000     2,103,000     1,883,000
Cash and cash equivalents
 at beginning of year                  10,324,000     8,221,000     6,338,000
                                       ----------    ----------    ----------
Cash and cash equivalents
 at end of year                      $ 10,894,000  $ 10,324,000  $  8,221,000
                                      ===========   ===========   ===========
Interest paid                        $ 15,003,000  $ 14,911,000  $ 11,591,000
Income taxes paid                       2,526,000     1,935,000     1,949,000
Non-cash transactions:
Loans transferred to
 other real estate owned                 (438,000)      (60,000)     (340,000)
Change in unrealized gain (loss) on
 available for sale securities            880,000     2,306,000    (2,095,000)
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements


















Page 43
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements


Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of First National Lincoln Corporation conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant policies.

Principles of Consolidation
The consolidated financial statements include the accounts of First National Lincoln Corporation (the Company) and its wholly-owned subsidiary, The First National Bank of Damariscotta (the Bank). All intercompany accounts and transactions have been eliminated.

Business
The Bank provides a full range of banking services to individual and corporate customers in Mid-Coast Maine. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. Pemaquid Advisors, a division of the Bank, provides investment management, private banking and financial planning services. Pemaquid Advisors has offices in Damariscotta and Portland, Maine.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities.
Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes.






Page 44
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than to acquire such securities for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such securities until their respective maturity dates, and such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts.
     Investment securities transactions are accounted for on a settlement date basis. The reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specific security sold.

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be adequate to absorb possible losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, Management takes into consideration the following factors: reviews of individual non-performing loans and performing watch-report loans, loan portfolio size by category, recent loss experience and current economic conditions. Although Management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.
     Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

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

Post-retirement Benefits
The cost of providing post-retirement benefits is accrued during the active service period of the employee.

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

Effect of New Financial Accounting Standards
Effective January 1, 2001, the Company adopted Statement of Financial Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. Adoption of this standard had no material effect on the financial condition and results of operations of the Company. During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
     SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.
     SFAS Nos. 143 and 144 provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to have any material effect on the Company's consolidated financial condition and results of operations.

Note 2. Cash and Due from Banks

At December 31, 2001 the Company had a contractual clearing balance of $500,000 at the Federal Reserve Bank. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.










Page 47
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2001 and 2000:
------------------------------------------------------------------------------
December 31, 2001               Amortized  Unrealized  Unrealized   Fair Value
                                     Cost       Gains      Losses  (Estimated)
------------------------------------------------------------------------------
Securities available for sale:
Mortgage-backed securities    $ 2,395,000      75,000    ( 45,000)   2,425,000
State and political
 subdivisions                  13,821,000     198,000    (249,000)  13,770,000
Corporate securities           26,647,000   1,419,000    (205,000)  27,861,000
Federal Home Loan Bank stock    6,005,000           -           -    6,005,000
Federal Reserve Bank stock         53,000           -           -       53,000
Other equity securities           805,000      12,000     (17,000)     800,000
                              -----------  ----------  -----------  ----------
                              $49,726,000   1,704,000    (516,000)  50,914,000
                              ===========  ==========  ==========   ==========
Securities to be held to maturity:
U.S. Treasury and agency      $35,444,000      73,000    (422,000)  35,095,000
Mortgage-backed securities     13,851,000     201,000    (263,000)  13,789,000
State and political
 subdivisions                   6,393,000     147,000    (112,000)   6,428,000
Corporate securities            1,584,000      43,000     (18,000)   1,609,000
                              -----------  ----------  ----------   ----------
                              $57,272,000     464,000    (815,000)  56,921,000
                              ===========  ==========  ==========   ==========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
December 31, 2000               Amortized  Unrealized  Unrealized   Fair Value
                                     Cost       Gains      Losses  (Estimated)
-------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury and agency      $14,021,000      68,000    (242,000)  13,847,000
Mortgage-backed securities      3,727,000      56,000     (71,000)   3,712,000
State and political
 subdivisions                  10,837,000     185,000     (70,000)  10,952,000
Corporate securities           27,274,000     546,000     (78,000)  27,742,000
Federal Home Loan Bank stock    5,941,000           -           -    5,941,000
Federal Reserve Bank stock         53,000           -           -       53,000
Other equity securities           755,000           -     (85,000)     670,000
                              -----------  ----------  ----------   ----------
                              $62,608,000     855,000    (546,000)  62,917,000
                              ===========  ==========  ==========   ==========
Securities to be held to maturity:
U.S. Treasury and agency      $27,025,000           -    (690,000)  26,335,000
Mortgage-backed securities     10,311,000      55,000    (228,000)  10,138,000
State and political
 subdivisions                   4,380,000     169,000      (5,000)   4,544,000
Corporate securities              587,000      13,000           -      600,000
                              -----------  ----------  ----------   ----------
                              $42,303,000     237,000    (923,000)  41,617,000
                              ===========  ==========  ==========   ==========
-------------------------------------------------------------------------------
Page 48
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

The contractual maturities of investment securities at December 31, 2001 are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral.
-------------------------------------------------------------------------------
                                Securities                Securities to be
                            available for sale:           held to maturity:
                          -----------------------     ------------------------
                          Amortized    Fair Value      Amortized    Fair Value
                               Cost    (Estimated)          Cost    (Estimated)
-------------------------------------------------------------------------------
Due in 1 year or less    $ 1,550,000     1,484,000              -             -
Due in 1 to 5 years        6,700,000     7,093,000      1,276,000     1,258,000
Due in 5 to 10 years      16,534,000    17,293,000      4,644,000     4,752,000
Due after 10 years        18,079,000    18,186,000     51,352,000    50,911,000
Equity securities          6,863,000     6,858,000              -             -
                          ----------    ----------     ----------    ----------
                         $49,726,000    50,914,000     57,272,000    56,921,000
                         ===========    ==========     ==========    ==========
-------------------------------------------------------------------------------

At December 31, 2001 securities carried at $42,442,000, with a market value of $42,768,000, were pledged to secure borrowings from the Federal Home Loan Bank, public deposits, and for other purposes as required by law. Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding the sales and calls of securities available for sale is summarized below:
-----------------------------------------------------------------------------
                                             2001          2000          1999
-----------------------------------------------------------------------------
Proceeds from sales and calls         $ 1,000,000             -       100,000
                                       ==========    ==========    ==========
Gross gains                                73,000             -             -
Gross losses                                    -             -             -
                                       ----------    ----------    ----------
Net gain                                   73,000             -             -
                                       ==========    ==========    ==========
Related income taxes                  $    25,000             -             -
-----------------------------------------------------------------------------
The realized gain on securities in 2001 was the result of a security which was called at par value by the issuer.

Note 4. Loan Servicing

In 2001, mortgage servicing rights of $245,000 were capitalized, and amortization for the year totaled $95,000. After deducting for a valuation allowance of $127,000, at December 31, 2001, mortgage servicing rights had a fair value of $234,000, which is included in other assets.
     In 2000, mortgage servicing rights of $31,000 were capitalized, and amortization for the year totaled $95,000. After deducting for a valuation allowance of $69,000, at December 31, 2000, mortgage servicing rights had a fair value of $142,000.
     At December 31, 2001 and 2000, the Bank serviced loans for others totaling $46,723,000 and $35,635,000, respectively.
Page 49
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 2001 and 2000:
------------------------------------------------------------------------------
                                                      2001               2000
------------------------------------------------------------------------------
Real estate loans
   Residential                              $  159,743,000        139,300,000
   Commercial                                   32,638,000         30,695,000
Commercial and industrial loans                 68,378,000         53,362,000
State and municipal loans                        7,296,000          7,484,000
Consumer loans                                  30,727,000         33,028,000
Residential construction lo                      2,522,000          1,060,000
                                             -------------        -----------
Total loans                                  $ 301,304,000        264,929,000
                                             =============        ===========
-------------------------------------------------------------------------------
Loan balances include net deferred loan costs of $681,000 in 2001 and $431,000 in 2000.

     At December 31, 2001 and 2000, loans on non-accrual status totaled $667,000 and $2,366,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $77,000 for 2001, $185,000 for 2000 and $64,000 for 1999. Loans past due greater than 90 days which are accruing interest totaled $452,000 at December 31, 2001 and $483,000 at December 31, 2000. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
     Transactions in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Balance at beginning of year          $ 2,301,000     2,035,000     1,822,000
Provision charged to operating
 expenses                               1,230,000       700,000       645,000
                                       ----------    ----------    ----------
                                        3,531,000     2,735,000     2,467,000
                                       ----------    ----------    ----------
Loans charged off                        (635,000)     (557,000)     (543,000)
Recoveries on loans                       104,000       123,000       111,000
                                       ----------    ----------    ----------
Net loans charged off                    (531,000)     (434,000)     (432,000)
                                       ----------    ----------    ----------
Balance at end of year                $ 3,000,000     2,301,000     2,035,000
                                       ==========    ==========    ==========
-------------------------------------------------------------------------------









Page 50
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Information regarding impaired loans is as follows:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Average investment in impaired loans  $ 1,055,000       654,000       536,000
Interest income recognized on
 impaired loans, including cash basis      38,000        16,000        51,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      2001               2000
-------------------------------------------------------------------------------
Balance of impaired loans                      $   667,000          1,590,000
Less portion for which no allowance
 for loan losses is allocated                     (247,000)          (412,000)
                                                 ---------          ---------
Portion of impaired loan balance
 for which an allowance
 for loan losses is allocated                      420,000          1,178,000
                                                 =========          =========
Portion of allowance for loan losses
 allocated to the impaired loan balance        $   202,000            260,000
-------------------------------------------------------------------------------

Loans to directors, officers and employees totaled $10,431,000 at December 31, 2001 and $10,775,000 at December 31, 2000. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:
-------------------------------------------------------------------------------
                                                      2001               2000
-------------------------------------------------------------------------------
Balance at beginning of year                   $ 7,000,000          3,579,000
New loans                                        1,892,000          4,345,000
Repayments                                      (2,967,000)          (827,000)
                                                ----------          ---------
Balance at end of year                         $ 5,925,000          7,097,000
                                                ==========          =========
-------------------------------------------------------------------------------

Note 6. Bank Premises and Equipment

Bank premises and equipment are carried at cost and consist of the following:
-------------------------------------------------------------------------------
                                                      2001               2000
-------------------------------------------------------------------------------
Land                                           $ 1,309,000            986,000
Land improvements                                  414,000            333,000
Bank buildings                                   5,579,000          4,324,000
Equipment                                        6,730,000          5,403,000
                                                ----------         ----------
                                                14,032,000         11,046,000
Less accumulated depreciation                    6,469,000          5,694,000
                                                ----------         ----------
                                               $ 7,563,000          5,352,000
                                                ==========         ==========


Page 51
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:
-------------------------------------------------------------------------------
                                                      2001               2000
-------------------------------------------------------------------------------
Real estate acquired in settlement of loans     $  202,000            392,000
Less: allowance for losses                               -            (36,000)
                                                ----------         ----------
Other real estate owned, net                    $  202,000            356,000
                                                ==========         ==========
-------------------------------------------------------------------------------

Changes in the allowance for each of the three years ended December 31 were as follows:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Beginning balance                        $ 36,000        36,000        36,000
Losses charged to allowance               (36,000)            -       (20,000)
Provision charged to income                     -             -        20,000
                                          -------       -------       -------
Ending balance                           $      -        36,000        36,000
                                          =======       =======       =======
-------------------------------------------------------------------------------
Note 8. Income Taxes

The current and deferred components of income tax expense were as follows:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Federal income tax:
Current                               $ 2,138,000     1,650,000     2,034,000
Deferred                                        -       148,000      (235,000)
                                       ----------     ---------     ---------
                                        2,138,000     1,798,000     1,799,000
State income tax                           90,000        95,000        73,000
                                       ----------     ---------     ---------
                                      $ 2,228,000     1,893,000     1,872,000
                                       ==========     =========     =========
-------------------------------------------------------------------------------
The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Expected tax expense                  $ 2,625,000     2,210,000     2,150,000
Non-taxable income                       (452,000)     (431,000)     (349,000)
State income taxes                         59,000        63,000        48,000
Qualified housing  tax credit              (8,000)      (30,000)      (31,000)
Other                                       4,000        81,000        54,000
                                       ----------    ----------    ----------
                                      $ 2,228,000     1,893,000     1,872,000
                                       ==========    ==========    ==========
----------------------------------------------------------------------------
Page 52
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:
-------------------------------------------------------------------------------
                                                       2001              2000
-------------------------------------------------------------------------------
Allowance for loan losses and OREO                $ 887,000           634,000
Deferred loan fees                                 (285,000)         (146,000)
Accrued pension and post-retirement                 240,000           187,000
Depreciation                                       (111,000)          (85,000)
Unrealized gain on securities available for sale   (404,000)         (104,000)
Mortgage servicing rights                           (80,000)          (48,000)
Other assets                                       (102,000)           (8,000)
Other liabilities                                    36,000            51,000
                                                   --------          --------
Net deferred income tax asset                     $ 181,000           481,000
                                                   ========          ========
-------------------------------------------------------------------------------

These amounts are included in other assets on the balance sheets, except for the deferred tax liability on unrealized gains on securities available for sale which is included in other liabilities. The deferred income tax asset and liability at December 31, 2001 and 2000 are as follows:
-------------------------------------------------------------------------------
                                                       2001              2000
-------------------------------------------------------------------------------
Asset                                           $ 1,163,000           872,000
                                                 ==========         =========
Liability                                       $   982,000           391,000
                                                 ==========         =========
-------------------------------------------------------------------------------

No valuation allowance is deemed necessary for the deferred tax asset.

Note 9. Certificates of Deposit
At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

---------------------------------
2002                $  74,159,000
2003                   45,849,000
2004                    9,869,000
2005                    2,119,000
2006                    1,820,000
                     ------------
Total               $ 133,816,000
                     ============
---------------------------------

Interest on certificates of deposit of $100,000 or more was $3,680,000, $2,732,000 and $1,411,000 in 2001, 2000 and 1999, respectively.






Page 53
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 10. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Advances from FHLB include overnight borrowings on an $8,000,000 line of credit.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, with a value of $6,005,000 at December 31, 2001 and $5,941,000 at December 31, 2000; qualifying first mortgage loans, which were valued at $153,607,000 and $130,895,000 in 2001 and 2000, respectively;
U.S. Government and Agency securities not pledged to others, which were valued at $25,677,000 in 2001 and $30,369,000 in 2000; and funds on deposit with FHLB.
     As of December 31, 2001, the Bank's total FHLB borrowing capacity was $138,315,000, of which $39,315,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2001 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.
     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $32,185,000 and $16,918,000 at December 31, 2001 and 2000, respectively, and an aggregate fair value of $32,514,000 and $16,796,000 at December 31, 2001 and 2000, respectively. Repurchase agreements have maturity dates ranging from 1 to 365 days. The Bank also has in place securities repurchase agreements totaling $9,767,000 with a broker and a $5.0 million credit line with a correspondent bank which is currently not in use.

Borrowed funds at December 31, 2001 and 2000 have the following range of interest rates and maturity dates:

-------------------------------------------------------------------------------
December 31, 2001
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
  Maturities within one year                   1.83%-2.53%      $  32,500,000
  Maturities within two years                  4.19%-4.81%         28,000,000
  Maturities within three years                4.75%-4.89%         11,000,000
  Maturities over five years                   3.93%-5.41%         27,500,000
                                                                 ------------
                                                                   99,000,000
                                                                 ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/01 was 1.39%        variable            166,000
Repurchase agreements
  Municipal and commercial customers           2.25%-3.65%         22,424,000
  Brokers                                            2.05%          9,767,000
                                                                 ------------
                                                                $ 131,357,000
                                                                 ============
-------------------------------------------------------------------------------





Page 54
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
  Maturities within one year                   5.05%-6.77%      $  70,330,000
  Maturities over one year                     4.95%-5.41%         15,000,000
                                                                 ------------
                                                                   85,330,000
                                                                 ------------
Treasury Tax & Loan Notes
      Rate in effect at 12/31/00 was 5.25%        variable          1,077,000
Repurchase agreements
  Municipal and commercial customers           4.25%-6.00%         16,512,000
                                                                 ------------
                                                                $ 102,919,000
                                                                 ============
-------------------------------------------------------------------------------

Note 11. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 15.0% of their compensation, and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3.0% of each eligible employee's compensation in 2001, 2.50% in 2000, and 3.0% in 1999.
     The expense related to the 401(k) plan was $146,000, $160,000, and $165,000 in 2001, 2000, and 1999, respectively.

Pension Plans
The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $141,000 in 2001, $123,000 in 2000, and $115,000 in 1999. As of December 31, 2001 and 2000, the accrued liability of this plan was $484,000 and $342,000, respectively.

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







Page 55
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

-------------------------------------------------------------------------------
At December 31,                                       2001               2000
-------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year:         $ 445,000            463,000
Service cost                                         5,000              5,000
Interest cost                                       32,000             32,000
Benefits paid                                      (54,000)           (55,000)
                                                  --------           --------
Benefit obligation at end of year:               $ 428,000            445,000
                                                  ========           ========

Funded status:
Benefit obligation at end of year                $(428,000)          (445,000)
Unrecognized prior service cost                    (60,000)           (64,000)
Unamortized net actuarial gain                     (24,000)            (5,000)
Unrecognized transition obligation                 319,000            348,000
                                                  --------           --------
Accrued benefit cost                             $(193,000)          (166,000)
                                                  ========           ========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Years ended December 31,                         2001        2000        1999
-------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                 $  5,000       5,000        8,000
Interest cost                                  32,000      32,000       32,000
Amortization of unrecognized
 transition Obligation                         29,000      29,000       29,000
Amortization of prior service cost             (5,000)     (5,000)      (5,000)
Amortization of accumulated gains              (2,000)     (3,000)      (4,000)
                                              -------    --------      -------
Net periodic benefit cost                    $ 59,000      58,000       60,000
                                              =======    ========      =======
Weighted average assumptions as of December 31:
Discount rate                                    7.0%        7.0%         7.0%
-------------------------------------------------------------------------------

Note 12. Shareholders' Equity

The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2001, 105,366 shares had been issued pursuant to these plans, leaving 54,634 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 7,573 shares in 2001, 29,179 shares in 2000, and 6,149 shares in 1999. Stock sold to directors and employees in 2001 was all from treasury shares.



Page 56
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted. All options expire 10 years from the date of grant.
     The following table sets forth the status of the plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended:
------------------------------------------------------------------------------
                                     Number            Weighted Average
                                  of Shares              Exercise Price
------------------------------------------------------------------------------
Balance at December 31, 1998        158,000              $         7.97
     Granted in 1999                 20,000                       19.06
                                 ----------              --------------
Balance at December 31, 1999        178,000                        9.21
     Granted in 2000                  5,000                       16.50
     Exercised in 2000              (22,000)                       6.98
     Forfeited in 2000               (6,000)                      12.96
                                 ----------              --------------
Balance at December 31, 2000        155,000                        9.62
     Exercised in 2001              (17,000)                       7.84
                                 ----------              --------------
Balance at December 31, 2001        138,000              $         9.84
                                 ==========              ==============
-----------------------------------------------------------------------------

     The number and weighted average exercise price of exercisable options was 93,500 and $8.28 at December 31, 2001, 81,700 and $7.45 at December 31, 2000,
and 70,000 and $7.34 at December 31, 1999. The range of prices for outstanding and exercisable stock options at December 31, 2001 was as follows:
-------------------------------------------------------------------------------
                                                         Weighted
                                                          Average    Weighted
                                                        Remaining     Average
                                            Number    Contractual    Exercise
                                       Outstanding           Life       Price
                                       -----------    -----------    --------
Options Outstanding
$6.38 to $10.00                             84,000            3.3    $   6.88
$10.01 to $15.00                            26,000            5.1       10.25
$15.01 to $20.00                            24,000            7.9       17.68
$20.01 to $22.50                             4,000            7.0       22.50
                                       -----------    -----------    --------
                                           138,000            4.5    $   9.84
                                       ===========    ===========    ========

Options Exercisable
$6.38 to $10.00                             76,000            3.2    $   6.73
$10.01 to $15.00                             7,000            5.1       10.25
$15.01 to $20.00                             9,000            8.1       17.43
$20.01 to $22.50                             1,500            7.0       22.50
                                       -----------    -----------    --------
                                            93,500            3.9    $   8.28
                                       ===========    ===========    ========
-------------------------------------------------------------------------------
Page 57
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     No compensation cost has been recognized for the Plan. The fair market value of options granted was $16,000 in 2000, and $93,000 in 1999. No options were granted in 2001. The weighted average fair value of options granted was $3.24 in 2000, and $4.66 in 1999. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.18 in 2000 and $0.11 in 1999, risk-free interest rate of 6.00% in 2000 and 5.25% in 1999, volatility of 25.11% in 2000 and 13.85% in 1999, and an expected life of 10 years.
     Had compensation cost been expensed, net of related income taxes, based on fair market value of the options at the grant dates, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown in the following table:
-------------------------------------------------------------------------------
                                             2001          2000          1999
-------------------------------------------------------------------------------
Net income
     As reported                      $ 5,493,000     4,607,000     4,451,000
     Pro forma                          5,493,000     4,596,000     4,390,000
Basic earnings per share
     As reported                             2.30          1.93          1.84
     Pro forma                               2.30          1.93          1.81
Diluted earnings per share
     As reported                             2.24          1.89          1.77
     Pro forma                               2.24          1.88          1.74
-------------------------------------------------------------------------------

Note 13. Off-Balance Sheet Financial Instruments and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments are recorded when funded. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the borrower.
      Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.




Page 58
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:

-------------------------------------------------------------------------------
                                                      2001               2000
-------------------------------------------------------------------------------
Unused lines, collateralized
 by residential real estate                  $  10,445,000          7,603,000
Unused credit card lines                        11,718,000         11,846,000
Other unused commitments                        22,367,000         23,533,000
Standby letters of credit                           60,000            202,000
Commitments to extend credit                    15,718,000         10,355,000
Unused portion of foreign
 exchange forward contract, US$ equivalent         319,000                  -
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

Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999:
-------------------------------------------------------------------------------
For the Year Ended December 31, 2001        Income          Shares   Per-Share
                                        (Numerator)   (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                  $ 5,493,000
                                         ==========     ==========    ========
Basic EPS: Income available to
    common shareholders                 $ 5,493,000      2,384,402    $   2.30
Effect of dilutive securities:
    incentive stock options                       -         70,547
                                         ----------     ----------    --------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                 $ 5,493,000      2,454,949    $   2.24
                                         ==========     ==========    ========
-------------------------------------------------------------------------------








Page 59
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-------------------------------------------------------------------------------
For the Year Ended December 31, 2000         Income         Shares   Per-Share
                                         (Numerator)  (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                  $ 4,607,000
                                         ==========     ==========    ========
Basic EPS: Income available to
    common shareholders                 $ 4,607,000      2,384,356    $   1.93
Effect of dilutive securities:
    incentive stock options                       -         56,752
                                         ----------     ----------    --------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                 $ 4,607,000      2,441,108    $   1.89
                                         ==========     ==========    ========
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
For the Year Ended December 31, 1999        Income          Shares   Per-Share
                                        (Numerator)   (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                  $ 4,451,000
                                         ==========     ==========    ========
Basic EPS: Income available to
    common shareholders                 $ 4,451,000      2,424,385    $   1.84
Effect of dilutive securities:
    incentive stock options                       -         93,001
                                         ----------     ----------    --------
Diluted EPS: income available to
    common shareholders plus
    assumed conversions                 $ 4,451,000      2,517,386    $   1.77
                                         ==========     ==========    ========
-------------------------------------------------------------------------------

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

Cash Surrender Value of Life Insurance
The fair value is based on the actual cash surrender value of life insurance policies.


Page 61
Accrued Interest Receivable
The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans for which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss.

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









Page 62
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

The estimated fair values for the Company's financial instruments as of December 31, 2001 and 2000 were as follows:
-------------------------------------------------------------------------------
December 31, 2001
-------------------------------------------------------------------------------
                                                  Carrying           Estimated
                                                    amount          fair value
                                             -------------         -----------
Financial assets
Cash and due from banks                       $ 10,894,000          10,894,000
Securities available for sale                   50,914,000          50,914,000
Securities to be held to maturity               57,272,000          56,921,000
Loans held for sale                                466,000             466,000
Loans (net of allowance for loan losses)       298,304,000         303,828,000
Cash surrender value of life insurance           4,250,000           4,250,000
Accrued interest receivable                      2,635,000           2,635,000
Financial liabilities
Deposits                                       262,689,000         258,697,000
Borrowed funds                                 131,357,000         133,285,000
Accrued interest payable                           891,000             891,000
-------------------------------------------------------------------------------
December 31, 2000
-------------------------------------------------------------------------------
                                                  Carrying           Estimated
                                                    amount          fair value
                                             -------------         -----------
Financial assets
Cash and due from banks                       $ 10,324,000          10,324,000
Securities available for sale                   62,917,000          62,917,000
Securities to be held to maturity               42,303,000          41,617,000
Loans (net of allowance for loan losses)       262,628,000         260,594,000
Cash surrender value of life insurance           4,063,000           4,063,000
Accrued interest receivable                      3,105,000           3,105,000
Financial liabilities
Deposits                                       254,566,000         244,870,000
Borrowed funds                                 102,919,000         102,987,000
Accrued interest payable                           864,000             864,000
-------------------------------------------------------------------------------


















Page 63
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 16. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.
------------------------------------------------------------------------------
                                             2001          2000          1999
------------------------------------------------------------------------------
Merchant discount fees                  $ 880,000       743,000       553,000
Mortgage origination and servicing        357,000        71,000       412,000
------------------------------------------------------------------------------

Other operating expense includes the following items greater than 1% of revenues.
-------------------------------------------------------------------------------
                                             2001          2000          1999
------------------------------------------------------------------------------
Stationery and supplies                 $ 215,000       160,000       162,000
Merchant interchange fees                 620,000       551,000       407,000
Postage, freight and express              186,000       169,000       163,000
Exams and audits                          231,000       190,000       179,000
------------------------------------------------------------------------------

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2002 will be 2002 earnings plus retained earnings of $5,709,000 from 2001 and 2000.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also

Page 64
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The actual capital amounts and ratios for the Bank are presented in the following table:
-------------------------------------------------------------------------------
                                                                   To be well-
                                                                   capitalized
                                                              For under prompt
                                                          capital   corrective
                                                         adequacy       action
                                              Actual     purposes   provisions
-------------------------------------------------------------------------------
As of December 31, 2001
Tier 2 capital to                       $ 37,533,000   22,494,000   28,118,000
   risk-weighted assets                       13.35%        8.00%       10.00%
Tier 1 capital to                         34,533,000   11,247,000   16,871,000
   risk-weighted assets                       12.28%        4.00%        6.00%
Tier 1 capital to                         34,533,000   16,967,000   21,208,000
    average assets                             8.14%        4.00%        5.00%
-------------------------------------------------------------------------------
As of December 31, 2000
Tier 2 capital to                       $ 33,784,000   19,977,000   24,972,000
   risk-weighted assets                       13.53%        8.00%       10.00%
Tier 1 capital to                         31,483,000    9,989,000   14,983,000
   risk-weighted assets                       12.61%        4.00%        6.00%
Tier 1 capital to                         31,483,000   15,303,000   19,129,000
    average assets                             8.23%        4.00%        5.00%
-------------------------------------------------------------------------------













Page 65
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


The actual capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

-------------------------------------------------------------------------------
                                                                   To be well-
                                                                   capitalized
                                                              For under prompt
                                                          capital   corrective
                                                         adequacy       action
                                              Actual     purposes   provisions
-------------------------------------------------------------------------------
As of December 31, 2001
Tier 2 capital to                       $ 39,402,000   22,603,000   28,254,000
   risk-weighted assets                       13.95%        8.00%       10.00%
Tier 1 capital to                         36,402,000   11,302,000   16,952,000
   risk-weighted assets                       12.88%        4.00%        6.00%
Tier 1 capital to                         36,402,000   17,016,000   21,270,000
    average assets                             8.56%        4.00%        5.00%
-------------------------------------------------------------------------------
As of December 31, 2000
Tier 2 capital to                       $ 35,244,000   20,130,000   25,163,000
   risk-weighted assets                       14.01%        8.00%       10.00%
Tier 1 capital to                         32,943,000   10,065,000   15,098,000
   risk-weighted assets                       13.09%        4.00%        6.00%
Tier 1 capital to                         32,943,000   15,351,000   19,188,000
    average assets                             8.58%        4.00%        5.00%
-------------------------------------------------------------------------------

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows (amounts in thousands):
-------------------------------------------------------------------------------
Balance Sheets
December 31,                                               2001          2000
-------------------------------------------------------------------------------
Assets
Cash                                                   $    656           222
Dividends receivable                                        550           475
Investments                                                 750           672
Investment in subsidiary                                 35,469        31,756
Other assets                                                479           484
                                                        -------       -------
                                                       $ 37,904        33,609
                                                        =======       =======
Liabilities and shareholders' equity
Dividends payable                                      $    526           428
Other liabilities                                            44            21
Shareholders' equity                                     37,334        33,160
                                                        -------       -------
                                                       $ 37,904        33,609
                                                        =======       =======
-------------------------------------------------------------------------------


Page 66
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, concluded

-------------------------------------------------------------------------------
Statements of Income
Years ended December 31,                     2001          2000          1999
-------------------------------------------------------------------------------
Investment income                       $      56            57            35
                                         --------      --------       -------
Total income                                   56            57            35
                                         --------      --------       -------
Other expense                                  47            50            54
                                         --------      --------       -------
Income (loss) before Bank earnings              9             7           (19)
Equity in earnings of Bank:
Remitted                                    2,200         1,600         3,395
Unremitted                                  3,284         3,000         1,075
                                         --------      --------       -------
Net income                              $   5,493         4,607         4,451
                                         ========     =========       =======
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                     2001          2000          1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                              $   5,493         4,607         4,451
Adjustments to reconcile net income
 to net cash provided
 by operating activities:
(Increase) decrease in other assets             5            23           (41)
Increase (decrease) in other liabilities       23            (1)           20
Unremitted earnings of Bank                (3,284)       (3,000)       (1,075)
                                         --------       -------       -------
Net cash provided by operating activities   2,237         1,629         3,355
                                         --------       -------       -------
Cash flows from investment activities:
Proceeds from sales and maturities of
 securities available for sale                  -             -           100
Purchases of investments                        -             -          (300)
                                         --------       -------       -------
Net cash used in investing activities           -             -          (200)
                                         --------       -------       -------
Cash flows from financing activities:
Purchase of Treasury stock                   (254)         (316)       (2,104)
Sale of Treasury stock                        312           260           127
Dividends paid                             (1,861)       (1,479)       (1,244)
                                         --------       -------       -------
Net cash used in financing activities      (1,803)       (1,535)       (3,221)
                                         --------       -------       -------
Net increase (decrease) in cash               434            94           (66)
Cash, beginning of year                       222           128           194
                                         --------       -------       -------
Cash, end of year                       $     656           222           128
                                         ========       =======       =======
-------------------------------------------------------------------------------



Page 67
ITEM 9. Changes in and/or Disagreements with Accountants

     None.
























































Page 68
ITEM 10. Directors and Executive Officer of the Registrant

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

The following Directors' terms expire in 2002, and each will be nominated for a re-election for a three-year term as Director expiring in 2005:

     Katherine M. Boyd has served as a Director of the Company and The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary, since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as trustee of the Boothbay Region YMCA, and was previously chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr. has served as a Director of the Company and the Bank since 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County.
     Bruce B. Tindal has served as a Director of the Company and the Bank since 1999. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee of St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development Corp. Mr. Tindal is also a member of the National Association of Realtors and the Boothbay Harbor Rotary Club.

The following Directors' terms will expire in 2003:

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is Chairman of the Maine Bankers Association and past President of the Boothbay Region YMCA Board of Trustees.
     Dana L. Dow has served as a Director of the Company and the Bank since 1999. Mr. Dow is President of Dow Furniture, Inc., located in Waldoboro, Maine, which he purchased from his father in 1977. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.
     Robert B. Gregory has served as a Director of the Company and the Bank since 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.





Page 69
The following Directors' terms will expire in 2004:

     Bruce A. Bartlett has served as a Director of the Company since its organization in 1985 and as a Director of the Bank, since 1981. Mr. Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994.
     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1976. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Skating and Tennis Center. He also serves on the board of the Five Town CSD School Board and the SAD 28 Camden/Rockport School Board.

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

Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices, and periods served as an Executive Officer of the Company or the Bank:

-------------------------------------------------------------------------------
Name & Age(1)        Office & Position                            Period Served
-------------------------------------------------------------------------------
Daniel R. Daigneault President & Chief Executive Officer           1994 to date
49                   of the Company and of the Bank
F. Stephen Ward      Treasurer of the Company. Senior Vice         1993 to date
48                   President and Chief Financial Officer
                     of the Bank. Managing Principal
                     of Pemaquid Advisors
Donald C. Means      Clerk of the Company, Senior Vice             1973 to date
64                   President and Senior Loan Officer of the Bank
Walter F. Vietze     Senior Vice President and Senior              1984 to date
60                   Operations Officer of the Bank
Michael T. Martin    Senior Vice President and Credit              1993 to date
46                   Administration Officer of the Bank
Charles A. Wootton   Senior Vice President, Banking Services       2000 to date
45                   Officer and Senior Loan Officer of the Bank
Susan A. Norton      Vice President, Administration                2002 to date
41                   and Compliance
Richard M. Elder     Vice President, Retail Services               2002 to date
36
-------------------------------------------------------------------------------
(1) As of December 31, 2001



Page 70
     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since 1994. Prior to being employed by the Company and the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has served as Treasurer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. In 2000, Mr. Ward also became the Managing Director of Pemaquid Advisors, the Bank's investment management and private banking division. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Down East Enterprises, Inc.
     Donald C. Means has been employed by the Bank since 1973. In 1988 Mr. Means became the Senior Loan Officer for the Bank. From 1962 to 1973 Mr. Means was employed by The First National Bank of Boston, a major New England financial institution. While employed there, Mr. Means' primary responsibilities involved commercial lending.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank, Portland, Maine. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     Michael T. Martin has been employed by the Bank since 1993. In 2001, Mr. Martin was promoted to Senior Vice President for Credit Administration. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.
     Charles A. Wootton has been employed by the Bank since January 2000. In 2001, Mr. Wootton was promoted to Senior Vice President for Banking Services and Senior Loan Officer. From 1981 to 2000 Mr. Wootton was employed by Camden National Bank, serving as branch manager, commercial loan and business development officer. In 1996, Mr. Wootton became Vice President responsible for branch administration.
     Susan A. Norton became a member of the Executive Leadership Team in 2002 when she was promoted to Vice President Administration and Compliance. In 1995, Ms. Norton was the Assistant Compliance Officer and Education Officer. She also holds the position of Assistant Director of Strategic Planning and CRA Officer as well as being the Compliance Officer for the Company. Ms. Norton has been employed by the Bank since 1992.
     Richard M. Elder has served as Vice President Retail Services since 2000 and became a member of the Executive Leadership Team in 2002. Mr. Elder previously served as Senior Commercial Loan Officer, Manager of the Bank's Boothbay Harbor branch and Senior Commercial Loan Officer. Mr. Elder has been employed by the Bank since 1993.
     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them in 2001.

Page 71
ITEM 11. Executive Compensation
Executive Compensation

     The table below sets forth cash compensation paid to the President and Chief Executive Officer as well as the Senior Vice President and Chief Financial Officer during 2001, 2000, and 1999. No other Executive Officers of the Company received compensation in excess of $100,000 for the years ended December 31, 2001, 2000, and 1999.
-------------------------------------------------------------------------------
Name                               Annual                        Long-Term
and                             Compensation                   Compensation
Principal                -----------------------------     --------------------
Position                 Year      Salary     Bonus(1)     Other(2)   # Options
-------------------------------------------------------------------------------
Daniel R. Daigneault     2001   $ 195,000    $ 48,750     $ 14,660          -0-
President and CEO        2000     184,000      17,112       14,005          -0-
                         1999     164,300      17,416        9,600        4,000
-------------------------------------------------------------------------------
F. Stephen Ward          2001   $ 115,000    $ 10,560     $ 11,972          -0-
SVP and CFO              2000      85,000       8,670        5,387          -0-
                         1999      71,020       7,102        4,825        3,000
-------------------------------------------------------------------------------

(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officers in the 401(k) Plan. In 2001 the Company and the Bank contributed to the Bank's Savings and Investment Plan a matching amount for the salary deferred by Mr. Daigneault and Mr. Ward equal to 3.0% of their respective earnings and a profit-sharing component of 3.0% of their respective earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $170,000. These percentages were equivalent to the 401(k) Plan match and profit sharing contributions made for all eligible employees. This figure also recognizes the value to the officers of a Company-provided vehicle.

Compensation of the Chief Executive Officer

     The Compensation Committee consists of four outside members of the Board of Directors. This Committee has the responsibility for conducting the annual evaluation of the Chief Executive Officer and renders recommendations to the full Board of Directors regarding compensation for the Chief Executive Officer. The compensation of the Chief Executive Officer consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the Chief Executive Officer and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team. The financial goals pertain to profitability, growth and loan portfolio quality.







Page 72
     The compensation philosophy of the Company for all executive officers is to pay a competitive base salary commensurate with salaries paid by other similar financial institutions, plus a short-term incentive which is tied to the achievement of certain performance levels. In 1994 the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a portion of employee compensation from base salary to performance based payments. In 2001, total cash payout under this Stakeholder Performance Compensation program was 14.00% of the participating employees' base salaries.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company. It addresses this by tying the bonus compensation to multiple goals which include profit, growth, productivity and loan quality. The guiding principle is to reach a balance of profitability, growth, productivity and loan quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 2001 some of the indicators were: loan volume, deposit volume, non-performing loan levels, non-interest income, net interest income, salaries and wages as a percentage of income and operating expenses as a percentage of net income.
     The amount of base compensation potentially payable to the Chief Executive Officer was determined by reviewing independent salary surveys of compensation of officers and employees for similar financial institutions. The committee took into consideration the actual salaries paid to Presidents and CEOs of similar banks in establishing the 2001 base salary for the Chief Executive Officer.
     The Chief Executive Officer is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the Chief Executive Officer. On an annual basis the Committee conducts a formal evaluation of the Chief Executive Officer, compares his performance to the established goals, assesses the overall performance of the Bank and makes recommendations as appropriate.
     The Chief Executive Officer's base compensation for 2001 was reflective of the Company's overall financial performance in 2000, which, in the opinion of the Compensation Committee, was considered excellent. All 2000 goals set for the Chief Executive Officer were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Taking these various factors into consideration and in recognition of his performance, the committee increased his base salary by $11,000 or 6.0% to $195,000 for 2001.
     The Chief Executive Officer's 2001 bonus compensation was 25.00% of base compensation, of which 14% was paid in accordance with the Company's Stakeholder Performance Compensation program for all employees. The additional bonus for 2001 is a reflection of the exceptional year the Company had in exceeding its financial performance goals, most notably the 19.2% increase in net income and the Return on Equity of 15.51%.

         2001 Compensation Committee Members:
         Malcolm E. Blanchard, Chair
         Robert B. Gregory
         Carl S. Poole, Jr.
         Stuart G. Smith







Page 73
Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 2001, Directors Gregory, Blanchard, Poole and Smith served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $500 for each meeting attended and $200 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $17,000. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees paid by the Bank to its Directors as a group totaled $81,308 in 2001, but no fees are paid to Directors of the Company. President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.
     The Company has two standing committees of the Board of Directors: Audit and Options. The Bank has six standing committees of the Board of Directors:
Executive, Audit, Asset/Liability, Trust, Directors' Loan and Compensation. Certain members of management also serve on some committees. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members, and the aggregate attendance of Board and Committee meetings by all members of the Board of Directors in 2001 was in excess of 90%.

Stock Option Plan

     In April 1995 the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of four outside directors. During 2001, no stock options were granted under the 1995 Stock Option Plan, as set forth in the accompanying table.

           2001 Option Committee Members:
           Malcolm E. Blanchard, Chair
           Robert B. Gregory
           Carl S. Poole, Jr.
           Stuart G. Smith








Page 74
Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executives and all other employees concerning grants of stock options during 2001:
-------------------------------------------------------------------------------
Option Grants During the Year Ended December 31, 2001
-------------------------------------------------------------------------------
                                 % of                      Potential realizable
                Number of     options                    value at assumed rates
               securities     granted Exercise            of stock appreciation
               underlying          in    price               for option term(1)
                  options      fiscal      per Expiration ---------------------
                  granted        year  Share(2)      Date         5%       10%
-------------------------------------------------------------------------------
Daniel R. Daigneault  -0-        0.0%  $   -0-          -   $     -0-  $    -0-
F. Stephen Ward       -0-        0.0%  $   -0-          -   $     -0-  $    -0-
All other employees   -0-        0.0%  $   -0-          -   $     -0-  $    -0-
-------------------------------------------------------------------------------
All                   -0-      100.0%  $   -0-          -   $     -0-  $    -0-
-------------------------------------------------------------------------------
1) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. The values have not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.
2) Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.

The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2001:

-------------------------------------------------------------------------------
Aggregated Option Exercises in 2001 and December 31, 2001 Option Values
-------------------------------------------------------------------------------
                                          Number of
                                   securities underlying   Value of unexercised
                                     unexercised options       in-the-money
                      Shares             at year end        options at year end
                    acquired         -------------------  ---------------------
                          on     Value   Exer-  Unexer-       Exer-     Unexer-
                    exercise  realized cisable  cisable     cisable     cisable
-------------------------------------------------------------------------------
Daniel R.  Daigneault    -0-  $    -0-  56,000   22,000  $  866,000  $  244,000
F. Stephen Ward       12,000   111,000   8,500    4,500      87,000      31,000
All other employees    5,000    54,000  29,000   18,000     340,000     125,000
-------------------------------------------------------------------------------
All optionees         17,000  $165,000  93,500   44,500  $1,293,000  $  400,000
-------------------------------------------------------------------------------


Page 75
Description of the Company's Benefit Plans

     The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 2001, 105,366 shares had been issued pursuant to these plans, leaving 54,634 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     Shares issued under the employee stock purchase plan prior to September 11, 1998, were issued pursuant to exemptions from registration under Section 3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's common stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of continuous service. Eligible employees may contribute to their plan accounts a percentage of their compensation, up to a maximum of 15% annually. The Bank may, by an annual vote of its Directors, make matching contributions. In addition, also by vote of its Directors, the Bank may make an annual profit sharing contribution to the Plan. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $78,000 in matching contributions and $68,000 in profit-sharing contributions to this plan in 2001. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 2001, 54,684 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2001, 50,682 shares of the Company's stock had been purchased pursuant to the plan.
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Employee

Page 76
Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The projected retirement benefit for Mr. Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The projected retirement benefit for Mr. Ward, assuming he remains employed by the Bank until normal retirement age of 65, is $61,127 per year, with such payments beginning in the year 2018. The expense for all participants in this supplemental plan was $141,000 in 2001, $123,000 in 2000, and $115,000 in 1999. As of December 31, 2001 and 2000,
the accrued liability of this plan was $484,000 and $342,000, respectively.
     On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the "Option Plan") for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company for exercise of stock options granted to certain key employees of the Company and the Bank from time to time.
     The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death. Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the Company's outstanding shares unless the exercise price is at least 110% of the underlying shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which are first exercisable in any calendar year may generally not exceed $100,000.

Page 77
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held; provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

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

The following information is presented in a line graph in the printed Form
10_K:


-------------------------------------------------------------------------------
Performance graph data   1996      1997      1998      1999      2000      2001
-------------------------------------------------------------------------------
FNLC                   100.00    136.93    227.55    169.40    168.46    252.52
NASD Bank              100.00    163.59    144.33    132.81    152.30    167.64
S&P 500                100.00    133.10    170.82    206.42    187.78    165.52
-------------------------------------------------------------------------------


Page 78
ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors, Management and Principal Shareholders(1)

     The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 11, 2002 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name.













































Page 79

-------------------------------------------------------------------------------
                                                               Shares   Percent
Owners of 5% or More                                            Owned     Owned
-------------------------------------------------------------------------------
Daniel P. & Edith I. Thompson                                 157,794     6.59%
20 Pounds Road
New Harbor, ME 04545
-------------------------------------------------------------------------------
Directors & Executive Officers
-------------------------------------------------------------------------------
Name                 Position                              Term Shares  Percent
Age(2)                                                  Expires  Owned    Owned
-------------------------------------------------------------------------------
Bruce A. Bartlett    Director of the Bank and the Company; 2004  8,994        *
68                   Chairman, Trust Committee
Malcolm E. Blanchard Director of the Bank and the Company; 2004 28,070    1.17%
67                   Chairman, Executive Committee
Katherine M. Boyd    Director of the Bank and the Company  2002 10,606        *
50
Daniel R. Daigneault President, Chief Executive Officer    2003 87,786(3) 3.67%
49                   and Director of the Bank and the Company
Dana L. Dow          Director of the Bank and the Company  2003  1,436        *
50
Robert B. Gregory    Chairman of the Boards of Directors   2003 15,145        *
48                   of the Bank and the Company
Carl S. Poole, Jr.   Director of the Bank and the Company; 2002 90,272    3.77%
56                   Chairman, Asset/Liability Committee
Stuart G. Smith      Director of the Bank and the Company; 2004 19,776        *
49                   Chairman, Directors' Loan Committee
David B. Soule, Jr.  Director of the Bank and the Company; 2002  6,031        *
56                   Chairman,Audit Committees of the
                     Bank and the Company
Bruce B. Tindal      Director of the Bank and the Company  2002  1,786        *
51
F. Stephen Ward      Treasurer of the Company. Senior Vice  n/a 28,846(3) 1.21%
48                   President and Chief Financial Officer
                     of the Bank. Managing Principal of
                     Pemaquid Advisors
-------------------------------------------------------------------------------
Total Ownership of all Directors and
Executive Officers as a group                                  344,607   14.39%
-------------------------------------------------------------------------------

* Less than one percent of total outstanding shares
(1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person.
(2)As of December 31, 2001.
(3)Includes exercisable stock options.




Page 80
ITEM 13. Certain Relationships and Related Transactions

The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2001 to the Company's Directors, Executive Officers and their associates was $6,065,717, which constituted 2.01% of the Bank's total loans outstanding at that date.






































Page 81
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.



(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.



































Page 82
SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   /s/Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Title and Date


     /s/Daniel R. Daigneault            President and Director
     Daniel R. Daigneault              (Principal Executive Officer)
                                        March 28, 2002

     /s/F. Stephen Ward                 Treasurer
     F. Stephen Ward                   (Principal Financial Officer,
                                        Principal Accounting Officer)
                                        March 28, 2002

     /s/Robert B. Gregory               Director and
     Robert B. Gregory                  Chairman of the Board
                                        March 28, 2002

     /s/Bruce A. Bartlett               Director
     Bruce A. Bartlett                  March 28, 2002

     /s/Malcolm E. Blanchard            Director
     Malcolm E. Blanchard               March 28, 2002

     /s/Katherine M. Boyd               Director
     Katherine M. Boyd                  March 28, 2002

     /s/Dana L. Dow                     Director
     Dana L. Dow                        March 28, 2002

     /s/Carl S. Poole, Jr.              Director
     Carl S. Poole, Jr.                 March 28, 2002

     /s/Stuart G. Smith                 Director
     Stuart G. Smith                    March 28, 2002

     /s/David B. Soule, Jr.             Director
     David B. Soule, Jr.                March 28, 2002

     /s/Bruce A. Tindal                 Director
     Bruce A. Tindal                    March 28, 2002


Page 83