Form 10-Q
period 2002-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2002-05-14
CIK 765207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.    20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         Commission File No. 0-26589
      March 31, 2002


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

                                 Yes   XX     No   __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at March 31, 2002
       Common Stock, Par One Cent                       2,394,679




















FIRST NATIONAL LINCOLN CORPORATION

INDEX


PART 1          Financial Information (Unaudited)
                                                                    Page No.

     Item 1:
         Independent Accountants' Review Report .....................      1

         Financial Statements
         Consolidated Balance Sheets -
           March 31, 2002, March 31, 2001, and December 31, 2001 ....  2 - 3

         Consolidated Statements of Income and
           Non-Owners' Changes in Equity - for the three months
           ended March 31, 2002 and March 31, 2001 ..................  4 - 5

         Consolidated Statements of Cash Flows - for the three months ended March 31, 2002 and March 31, 2001 ..................  6 - 7

         Notes to Financial Statements -
           Three months ended March 31, 2002 and March 31, 2001......      8

     Item 2: Management's discussion and analysis of
             financial condition and results of operations .......... 9 - 14

     Item 3: Quantitative and qualitative disclosures
             about market risk.......................................     14

PART II     Other Information

     Item 1: Legal Proceedings ......................................     15

     Item 2: Changes in Securities ..................................     16

     Item 3: Defaults Upon Senior Securities ........................     17

     Item 4: Submission of Matters to a Vote of Security Holders ....     18

     Item 5: Other Information ......................................     19

     Item 6: Exhibits and reports on Form 8-K .......................     20

Signatures ..........................................................     21























INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2002 and 2001, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
May 10, 2002




















Page 1
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                           3/31/02     3/31/01    12/31/01
(000 OMITTED)                           (Unaudited) (Unaudited) (Unaudited)

Assets

Cash and due from banks                   $  7,829    $  6,897    $ 10,894

Investments:

 Available for sale                         49,364      66,634      50,914

 Held to maturity (market values $56,141
   at 3/31/02, $47,818 at 3/31/01 and
   $56,921 at 12/31/01)                     57,836      47,857      57,272

Loans held for sale (which approximates
   market value at  3/31/01)                 2,138         164         466

Loans                                      304,726     272,969     301,304
Less allowance for loan losses               3,227       2,357       3,000

     Net loans                             301,499     270,612     298,304

Accrued interest receivable                  2,821       3,271       2,635
Bank premises and equipment                  7,784       5,741       7,563
Other real estate owned                        200         509         202
Other assets                                 7,248       5,990       6,216

        Total Assets                      $436,719    $407,675    $434,466
























Page 2
BALANCE SHEETS CONT.


                                           3/31/02    3/31/01    12/31/01
                                        (Unaudited) (Unaudited) (Unaudited)

Liabilities & Shareholders' Equity

Demand deposits                           $ 20,601    $ 19,200    $ 22,496
NOW deposits                                42,363      36,084      43,644
Money market deposits                       24,429      11,860      15,878
Savings deposits                            48,996      39,592      46,855
Certificates of deposit                     82,366      82,804      79,907
Certificates $100M and over                 57,642      51,433      53,909

     Total deposits                        276,397     240,973     262,689



Borrowed funds                             118,763     128,867     131,357
Other liabilities                            3,424       3,288       3,086

     Total Liabilities                     398,584     373,128     397,132

Shareholders' Equity:

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,687       4,687
Retained earnings                           34,953      31,248      34,030
Accumulated Other Comprehensive income:
  Net unrealized gains on
   available-for-sale securities               658         874         784
Treasury stock                              (2,188)     (2,287)     (2,192)

    Total Shareholders' Equity              38,135      34,547      37,334

       Total Liabilities &
           Shareholders' Equity           $436,719    $407,675    $434,466


Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares outstanding             2,394,679   2,376,175   2,391,375
Book value per share                        $15.92      $14.54      $15.61













See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 3
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND NON-OWNER CHANGES IN EQUITY

                                    For the three months ended March 31,
                                                   2002            2001
(000 OMITTED)                                (Unaudited)     (Unaudited)

Interest and Dividend Income:

     Interest and fees on loans                 $ 5,474         $ 5,738
     Interest on deposits with other banks            5              24
     Interest and dividends on investments        1,675           1,773

     Total interest and dividend income           7,154           7,535

Interest expense:

     Interest on deposits                         1,900           2,762
     Interest on borrowed funds                   1,092           1,411

     Total interest expense                       2,992           4,173

Net interest income                               4,162           3,362

Provision for loan losses                           410             195

     Net interest income after provision
        for loan losses                           3,752           3,167

Other operating income:

     Fiduciary income                               185             182
     Service charges on deposit accounts            220             210
     Other operating income                         514             348

     Total other operating income                   919             740

Other operating expenses:

     Salaries and employee benefits               1,357           1,137
     Occupancy expense                              186             143
     Furniture and equipment expense                310             235
     Other                                          766             697

     Total other operating expenses               2,619           2,212

Income before income taxes                        2,052           1,695
Applicable income taxes                             579             489
NET INCOME                                      $ 1,473         $ 1,206









Page 4
STATEMENTS OF INCOME CONT.



                                                   2002           2001
                                             (Unaudited)     (Unaudited)


Non-owner changes in equity, net of tax:

  Unrealized gains(losses) on available for
      sale securities arising during period         (126)          671
  Total other comprehensive income(loss), net of
      taxes of $( 65) in 2002 and $346  in 2001     (126)          671

COMPREHENSIVE INCOME                             $ 1,347       $ 1,877


Earnings per common share:

Basic earnings per share                           $0.62         $0.51
Diluted earnings per share                         $0.60         $0.50
Cash dividends declared per share                  $0.23         $0.19
Weighted average number of shares
   outstanding                                 2,393,310     2,377,167
Dilutive effect of stock options
   in number of shares                            81,023        58,966



























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.



Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the three months ended March 31,
(000 omitted)                                             2002          2001
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                            $1,473         1,206
  Adjustments to reconcile net income to
    net cash provided(used) by operating activities:
      Depreciation                                         229           176
      Provision for loan losses                            410           195
      Loans originated for resale                      (11,835)       (3,150)
      Proceeds from sales and transfers of loans        10,163         2,986
      Net change in other assets and accrued interest   (1,218)           75
      Net change in other liabilities                      403           371
      Net accretion of discounts on investments           (183)           (9)

        Net cash provided(used) by operating activities   (558)        1,850

Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                     1,380           582
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                 5,051         2,573
     Proceeds from sales of other real estate owned          2            85
     Purchases of securities available for sale              0        (3,263)
     Purchases of securities to be held to maturity     (5,453)       (8,137)
     Net increase in loans                              (3,605)       (8,417)
     Capital expenditures                                 (450)         (565)

          Net cash used in investing activities         (3,075)      (17,142)

Cash flows from financing activities:
     Net increase(decrease) in demand deposits,
         savings, money market and club accounts         7,516        (4,404)
     Net increase (decrease) in
         certificates of deposit                         6,192        (9,189)
     Advances on long-term borrowings                    8,000        12,500
     Repayments on long-term borrowings                      0        (3,114)
     Net increase(decrease) in
         short-term borrowings                         (20,594)       16,562
     Payment to repurchase common stock                   (115)          (87)
     Proceeds from sale of Treasury stock                  119            50
     Dividends paid                                       (550)         (453)
          Net cash provided by financing activities        568        11,865













Page 6
STATEMENTS OF CASH FLOWS CONT.



                                                          2002          2001
                                                    (Unaudited)   (Unaudited)


Net decrease in cash and
   cash equivalents                                     (3,065)       (3,427)
Cash and cash equivalents at beginning
   of period                                            10,894        10,324

 Cash and cash equivalents at end of
    period                                              $7,829        $6,897



Interest paid                                           $3,076        $4,173
Income taxes paid                                            0            62

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          0           238
    Change in net unrealized gain on
        available for sale securities                     (191)        1,017




























See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.



Page 7
NOTES TO FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements of First National Lincoln Corporation and its subsidiary as of and for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of Management, all adjustments consisting of normal, recurring accruals necessary for a fair representation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

RECENT ACCOUNTING DEVELOPMENTS

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. The adoption of the SOP did not have an effect on the Company's consolidated financial condition and results of operations.































Page 8
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.
     Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

EARNINGS SUMMARY

     Net income for the three months ended March 31, 2002 was $1,473,000, an increase of 22.1% over 2001's net income of $1,206,000. Revenue growth was the primary factor in the Company's increased earnings and was a direct result of asset growth, which produced higher levels of net interest income, as well as increased margins due to lower interest rates. From March 31, 2001 to March 31, 2002, the loan and investment portfolios increased by a combined $24.5 million, which Management views as excellent.
     Fully diluted earnings per share for the first quarter of 2002 were $0.60, a 20.0% increase over the $0.50 reported in 2001.

NET INTEREST INCOME

     Total interest income for the three months ended March 31, 2002 was $7,154,000, a 5.1% decrease from 2001's total interest income of $7,535,000. Total interest expense of $2,992,000 is a 28.3% decrease from 2001's total interest expense of $4,173,000. The decreases in both interest income and interest expense were a result of lower interest rates. Net interest income was $4,162,000, a 23.8% increase over 2001's net interest income of $3,362,000, which resulted from higher levels of earning assets and lower interest rates. A continued easing or neutral stance on interest rates by the Federal Reserve Board also resulted in wider net interest margins in first quarter of 2002.





Page 9
MANAGEMENT'S DISCUSSION CONT.


PROVISION FOR LOAN LOSSES

     A $410,000 provision to the allowance for loan losses was made during the first three months of 2002, a $215,000 increase over the $195,000 provision made for the same period of 2001. In Management's opinion, the increase is not indicative of a decline in overall credit quality within the portfolio. Instead, it is the result of (1)significant growth in the commercial loan portfolio, (2)the deterioration of one large credit as a result of new Government Regulations affecting the commercial fishing industry and
(3)economic effects of the September 11, 2001, terrorist attack on the region. Based on Management's analysis of the loan portfolio, the Company believes the allowance for loan losses is adequate as of March 31, 2002. At March 31, 2002, the balance of $3,227,000 in the allowance for loan losses was 1.06% of total loans, compared to 1.00% at December 31, 2001 and 0.86% at March 31, 2001. Loans considered to be impaired according to SFAS 114/118 totalled $1,719,875 at March 31, 2002, compared to $1,103,281 at March 31, 2001. This increase is attributable to the deterioration of a single large credit noted above. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2002, was $545,312 compared to $194,547 at March 31, 2001.

NON-INTEREST INCOME

     Non-interest income was $919,000 for the three months ended March 31, 2002, an increase of 24.2% from 2001's non-interest income of $740,000. The increase was due primarily to increases in merchant credit card income, mort-gage origination and servicing income, and service charge income on deposit accounts. Demand for residential mortgages was strong in the first quarter and the Bank sold $10.2 million of loans in the first three months of 2002 compared to $3.0 million in the first three months of 2001. This resulted in increased gains on sales of loans.

NON-INTEREST EXPENSE

     Non-interest expense of $2,619,000 for the three months ended March 31, 2002 is an increase of 18.4% from non-interest expense of $2,212,000 for the first three months of 2001. This increase was primarily due to higher staffing costs and investments in information technology necessary to achieve the Company's goal of providing more comprehensive and competitive services to its customers.

INCOME TAXES

     Income taxes on operating earnings increased to $579,000 for the first three months of 2002 from $489,000 for the same period a year ago. Due to the Company's increased holdings of tax-exempt securities, the percentage increase in income taxes was smaller than the percentage increase in pre-tax income.

LOANS

     Loans grew by $31.8 million or 11.6% between March 31, 2001 and March 31, 2002. Most of this growth came in commercial loans, which increased $14.6 million, and mortgage loans, which increased $15.4 million. During the first three months of 2002, total loans increased by $3.4 million or 1.1%.



Page 10
MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

     The Company's investment portfolio decreased by $7.3 million or 6.4% between March 31, 2001 and March 31, 2002. A portion of the Bank's investment portfolio consists of callable securities, and a declining interest rate environment in 2001 which remained low in the first quarter of 2002 resulted in a large number of these securities being called by issuers. The Bank has been able to replace a portion of these securities at comparable levels.
At March 31, 2002, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.7 million, which is in line with the interest rate decreases seen in the end of the fourth quarter of 2001 and the first quarter of 2002.

DEPOSITS

     As of March 31, 2002, deposits grew year-over-year by 14.7%, or $35.4 million. Demand deposits grew $1.4 million, NOW accounts $6.3 million, savings $9.4 million, money market accounts $12.6 million and certificates of deposit $5.8 million. Management believes the increase in core deposits (demand, NOW, savings, and money markets) is partially attributable to an inflow from equity and mutual fund investments. In addition, approximately $5 million of the increase is attributable to funds deposited in the Bank's new Rockland, Maine office, which was opened in September, 2001.
     Core deposits in the first quarter of 2002 grew by $7.5 million, which is attributable to a combination of normal seasonal fluctuation, and factors noted above. Certificates of deposit increased $6.2 million. The increase in certificate of deposit balances in both periods is the result of pricing strategies undertaken by the Company.

BORROWED FUNDS

     The Company's funding includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between March 31, 2001 and March 31, 2002, borrowed funds decreased by $10.1 million or 7.8%. The Company utilizes borrowings as an additional source of funding for both loans and investments, which enables it to grow its balance sheet and revenues. Borrowings are reduced as other sources of funding increase, including core deposits and certificates of deposit. This was the case during the twelve-month period ended March 31, 2002. During the first three months of 2002, borrowed funds decreased by $12.6 million or 9.6%, and were replaced in the first-quarter by certificates of deposit and core deposits.

LIQUIDITY MANAGEMENT

     As of March 31, 2002 the Bank had primary sources of liquidity of $42.7 million and an additional $41.5 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.





Page 11
MANAGEMENT'S DISCUSSION CONT.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity as of March 31, 2002 was $38,135,000 compared to $34,547,000 for the same date in 2001. The Company's strong earnings performance in the preceeding twelve months was offset slightly by a decrease in the recognized net unrealized gain on available-for-sale securities, as required under SFAS 115. During 2001, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 22 cents per share. In 2002, a cash dividend of 23 cents per share was declared in the first quarter compared to 19 cents in the first quarter of 2001.
     Regulatory leverage capital ratios for the Company were 8.56% and 8.45%, respectively, at March 31, 2002 and March 31, 2001. The Company had a tier one risk-based capital ratio of 12.88% and tier two risk-based capital ratio of 14.00% at March 31, 2002, compared to 12.77% and 13.67%, respectively, at March 31, 2001. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

NON-PERFORMING ASSETS

     At March 31, 2002 and 2001, loans on a non-accrual status totaled $1,720,000 and $1,880,000, respectively. In Management's opinion, the level at March 31, 2002 is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in one credit. In addition to loans on a non-accrual status at March 31, 2002 and 2001, loans past due greater than 90 days totaled $670,000 and $413,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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



Page 12
MANAGEMENT'S DISCUSSION CONT.

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











Page 13
MANAGEMENT'S DISCUSSION CONT.

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


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the market risks reported in the Company's Annual Report at December 31, 2001.





























Page 14
PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.



















































Page 15
ITEM 2.     CHANGES IN SECURITIES

None
























































Page 16
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.
























































Page 17
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
























































Page 18
ITEM 5:     Other Information


     None.























































Page 19
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

     None.

B.     REPORTS ON FORM 8-K

     None.


















































Page 20
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 14, 2002                                     /s/Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



May 14, 2002                                     /s/F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer




































Page 21