Form 10-Q
period 2002-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2002-08-14
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
           June 30, 2002                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   XX     No   __






     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at August 13, 2002
       Common Stock, Par One Cent                     2,419,930



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1          Financial Information (Unaudited)
                                                                       Page No.

     Item 1:

         Selected Financial Data ....................................         1

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           June 30, 2002, June 30, 2001, and December 31, 2001 ......     3 - 4

         Consolidated Statements of Income - for the three and
             six months ended June 30, 2002 and June 30, 2001 .......     5 - 6

         Consolidated Statements of Changes in Shareholders' Equity -
             for the six months ended June 30, 2002 and June 30, 2001     7 - 8

         Consolidated Statements of Cash Flows - for the six months
           ended June 30, 2002 and June 30, 2001 ....................    9 - 10

         Notes to Financial Statements -
           Six months ended June 30, 2002 and June 30, 2001........     11 - 12

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   13 - 20

     Item 3: Quantitative and qualitative disclosures
             about market risk.......................................   21 - 23

PART II     Other Information

     Item 1: Legal Proceedings ......................................        24

     Item 2: Changes in Securities ..................................        25

     Item 3: Defaults Upon Senior Securities ........................        26

     Item 4: Submission of Matters to a Vote of Security Holders ....   27 - 28

     Item 5: Other Information ......................................        29


     Item 6: Exhibits and reports on Form 8-K .......................        30

Signatures ..........................................................        31







FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------
                                     For the six months     For the quarters
                                         ended June 30,       ended June 30,
Dollars in thousands,                 2002        2001      2002        2001
 except for per share amounts            (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------

Summary of Operations

Operating Income                    $16,492     $16,851     $8,420     $8,576
Operating Expense                    12,086      13,130      6,066      6,550
Net Interest Income                   8,489       7,022      4,326      3,660
Provision for Loan Losses               690         475        280        280
Net Income                            3,119       2,637      1,646      1,431
-----------------------------------------------------------------------------

Per Common Share Data

Net Income
Basic                                 $1.30       $1.11      $0.69      $0.60
Diluted                                1.26        1.08       0.66       0.58
Cash Dividends Declared                0.47        0.39       0.24       0.20
Book Value                            16.64       14.75      16.64      14.75
Market Value                          28.25       18.50      28.25      18.50
-----------------------------------------------------------------------------

Financial Ratios

Return on Average Equity (a)          16.46%      15.54%     17.14%     16.40%
Return on Average Assets (a)           1.40%       1.31%      1.44%      1.38%
Average Equity to Average Assets       8.53%       8.43%      8.40%      8.44%
Net Interest Margin Tax-Equivalent (a) 4.20%       3.87%      4.16%      3.95%
Dividend Payout Ratio                 36.06%      35.24%     34.89%     33.38%
Allowance for Loan
  Losses/Total Loans                   1.07%       0.92%      1.07%      0.92%
Non-Performing Loans
  to Total Loans                       0.51%       0.59%      0.51%      0.59%
Non-Performing Assets
  to Total Assets                      0.42%       0.57%      0.42%      0.57%
Efficiency Ratio                      49.30%      49.61%     48.92%     47.82%
-----------------------------------------------------------------------------

At  Period End

Total Assets                        478,622     418,925    478,622    418,925
Total Loans                         324,511     282,429    324,511    282,429
Total Investment Securities         128,350     111,102    128,350    111,102
Total Deposits                      308,294     281,370    308,294    281,370
Total Shareholders' Equity           39,903      35,222     39,903     35,222
-----------------------------------------------------------------------------

(a) Annualized using a 365-day basis





Page 1












INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2002 and 2001, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
August 12, 2002


















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------
                                           6/30/02     6/30/01    12/31/01
(000 OMITTED except number of shares)   (Unaudited) (Unaudited) (Unaudited)
--------------------------------------------------------------------------
Assets

Cash and due from banks                   $  9,573    $ 11,121    $ 10,894

Investments:

 Available for sale                         53,452      60,834      50,914

 Held to maturity (market values $75,583
   at 6/30/02, $49,838 at 6/30/01 and
   $56,921 at 12/31/01)                     74,898      50,268      57,272

Loans held for sale (fair value
   approximates cost)                        2,272          50         466

Loans                                      324,511     282,429     301,304
Less allowance for loan losses               3,468       2,603       3,000
                                          --------    --------    --------
     Net loans                             321,043     279,826     298,304
                                          --------    --------    --------
Accrued interest receivable                  3,129       3,416       2,635
Bank premises and equipment                  7,783       6,050       7,563
Other real estate owned                        195         697         202
Other assets                                 6,277       6,663       6,216
                                          --------    --------    --------
        Total Assets                      $478,622    $418,925    $434,466
                                          ========    ========    ========
--------------------------------------------------------------------------























Page 3
BALANCE SHEETS CONT.

--------------------------------------------------------------------------
                                           6/30/02     6/30/01    12/31/01
                                        (Unaudited) (Unaudited) (Unaudited)
--------------------------------------------------------------------------
Liabilities

Demand deposits                           $ 24,103    $ 19,921    $ 22,496
NOW deposits                                43,762      40,477      43,644
Money market deposits                       61,986      10,554      15,878
Savings deposits                            51,063      39,416      46,855
Certificates of deposit                     75,151      88,281      79,907
Certificates $100,000 and over              52,229      82,721      53,909
                                          --------    --------    --------
     Total deposits                        308,294     281,370     262,689
                                          --------    --------    --------


Borrowed funds                             126,734      99,353     131,357
Other liabilities                            3,691       2,980       3,086
                                          --------    --------    --------
     Total Liabilities                     438,719     383,703     397,132
                                          --------    --------    --------
Shareholders' Equity

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,687       4,687
Retained earnings                           36,019      32,201      34,030
Accumulated Other Comprehensive Income:
  Net unrealized gains on available-for-
   sale securities (net of tax)              1,363         535         784
Treasury stock                              (2,191)     (2,226)     (2,192)
                                          --------    --------    --------
    Total Shareholders' Equity              39,903      35,222      37,334
                                          --------    --------    --------
       Total Liabilities &
           Shareholders' Equity           $478,622    $418,925    $434,466
                                          ========    ========    ========
--------------------------------------------------------------------------

Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued                  2,481,270   2,481,270   2,481,270
Number of shares outstanding             2,397,611   2,387,181   2,391,375
Book value per share                        $16.64      $14.75      $15.61
--------------------------------------------------------------------------

See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.











Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
                                       For the six months ended June 30,
(000s OMITTED except per share data              2002            2001
   and number of shares)                     (Unaudited)     (Unaudited)
------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                 $11,028         $11,497
     Interest on deposits with other banks            5              50
     Interest and dividends on investments        3,524           3,623
                                                -------         -------
     Total interest and dividend income          14,557          15,170
                                                -------         -------
Interest expense:
     Interest on deposits                         3,775           5,316
     Interest on borrowed funds                   2,293           2,832
                                                -------         -------
     Total interest expense                       6,068           8,148
                                                -------         -------
Net interest income                               8,489           7,022
Provision for loan losses                           690             475
                                                -------         -------
     Net interest income after provision
        for loan losses                           7,799           6,547
                                                -------         -------
Other operating income:
     Fiduciary income                               383             345
     Service charges on deposit accounts            469             446
     Other operating income                       1,083             890
                                                -------         -------
     Total other operating income                 1,935           1,681
                                                -------         -------
Other operating expenses:
     Salaries and employee benefits               2,661           2,294
     Occupancy expense                              358             270
     Furniture and equipment expense                624             475
     Other                                        1,685           1,468
                                                -------         -------
     Total other operating expenses               5,328           4,507
                                                -------         -------
Income before income taxes                        4,406           3,721
Applicable income taxes                           1,287           1,084
                                                -------         -------
NET INCOME                                      $ 3,119         $ 2,637
                                                =======         =======
------------------------------------------------------------------------
Earnings per common share:
Basic earnings per share                          $1.30           $1.11
Diluted earnings per share                        $1.26           $1.08
Cash dividends declared per share                 $0.47           $0.39
Weighted average number of shares
   outstanding                                2,393,296       2,382,630
Incremental Shares                               82,085          65,673
------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
                                         For the quarters ended June 30,
(000s OMITTED except per share data              2002            2001
   and number of shares)                     (Unaudited)     (Unaudited)
------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                 $ 5,555         $ 5,759
     Interest on deposits with other banks            0              26
     Interest and dividends on investments        1,848           1,850
                                                -------         -------
     Total interest and dividend income           7,403           7,635
                                                -------         -------
Interest expense:
     Interest on deposits                         1,875           2,554
     Interest on borrowed funds                   1,202           1,421
                                                -------         -------
     Total interest expense                       3,077           3,975
                                                -------         -------
Net interest income                               4,326           3,660
Provision for loan losses                           280             280
                                                -------         -------
     Net interest income after provision
        for loan losses                           4,046           3,380
                                                -------         -------
Other operating income:
     Fiduciary income                               198             163
     Service charges on deposit accounts            250             236
     Other operating income                         569             542
                                                -------         -------
     Total other operating income                 1,017             941
                                                -------         -------
Other operating expenses:
     Salaries and employee benefits               1,304           1,156
     Occupancy expense                              172             127
     Furniture and equipment expense                314             241
     Other                                          919             771
                                                -------         -------
     Total other operating expenses               2,709           2,295
                                                -------         -------
Income before income taxes                        2,354           2,026
Applicable income taxes                             708             595
                                                -------         -------
NET INCOME                                      $ 1,646         $ 1,431
                                                =======         =======
------------------------------------------------------------------------
Earnings per common share:
Basic earnings per share                          $0.69           $0.60
Diluted earnings per share                        $0.66           $0.58
Cash dividends declared per share                 $0.24           $0.20
Weighted average number of shares
   outstanding                                2,393,213       2,388,033
Incremental Shares                               85,888          65,673
------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------
Six months ended June 30, 2001
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share
                 common      Common  paid-in   Retained    available    Treasury      holders'
                 shares      stock   capital   earnings    for sale     stock         equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2000            2,378,613   $25     $4,687    $30,495     $203         $(2,250)      $33,160
                 =========   ===     ======    =======    =====          ======       =======
Net income               -     -          -      2,637        -               -         2,637
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $171                   -     -          -          -      332               -           332
                 ---------   ---     ------    -------    -----          ------       -------
Comprehensive
  income                 -     -          -      2,637      332               -         2,969
Cash dividends
  declared               -     -          -       (931)       -               -          (931)
Treasury stock
  purchases         (8,241)    -          -          -        -            (131)         (131)
Treasury stock
  sales             16,809     -          -          -        -             155           155
                 ---------   ---     ------    -------    -----           ------      -------
Balance
  at June 30,
  2001           2,387,181   $25     $4,687    $32,201     $535         $(2,226)      $35,222
                 =========   ===     ======    =======    =====        =========      =======

----------------------------------------------------------------------------------------------
































Page 7
CHANGES IN SHAREHOLDERS' EQUITY CONT.

----------------------------------------------------------------------------------------------
Six months ended June 30, 2002
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share
                 common      Common  paid-in   Retained    available    Treasury      holders'
                 shares      stock   capital   earnings    for sale     stock         equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2001            2,391,375   $25     $4,687    $34,030     $ 784        $(2,192)      $37,334
                 =========   ===     ======     ======    ======         ======       =======
Net income               -     -          -      3,119         -              -         3,119
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $298                   -     -          -          -       579              -           579
                 ---------   ---     ------     -------   ------         ------       -------
Comprehensive
  income                 -     -          -      3,119       579              -         3,698
Cash dividends
  declared               -     -          -     (1,130)        -              -        (1,130)
Treasury stock
  purchases         (8,001)    -          -          -         -           (225)         (225)
Treasury stock
  sales             14,237     -          -          -         -            226           226
                 ---------   ---     ------    -------     -----         ------       -------
Balance
  at June 30,
  2002           2,397,611   $25     $4,687    $36,019    $1,363        $(2,191)      $39,903
                 =========   ===     ======    =======    ======       =========      =======
----------------------------------------------------------------------------------------------

See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.
























Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                             For the six months ended June 30,
(000 omitted)                                             2002          2001
                                                     (Unaudited)   (Unaudited)
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $ 3,119       $ 2,637

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         464           358
      Provision for loan losses                            690           475
      Loans originated for resale                      (15,028)       (8,301)
      Proceeds from sales and transfers of loans        13,222         8,251
      Net gain on call of securities available for sale      0           (73)
      Net change in other assets and accrued interest     (555)         (743)
      Net change in other liabilities                      253           189
      Net accretion of discounts on investments           (379)          (73)
                                                       -------       -------
        Net cash provided by operating activities        1,786         2,720
                                                       -------       -------
Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                     1,571         6,755
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                10,756         4,199
     Proceeds from sales of other real estate owned          7            97
     Purchases of securities available for sale         (3,189)       (4,058)
     Purchases of securities to be held to maturity    (28,046)      (12,129)
     Net increase in loans                             (23,429)      (18,111)
     Purchases of premises and equipment                  (684)       (1,056)
                                                       -------       -------
          Net cash used in investing activities        (43,014)      (24,303)
                                                       -------       -------
Cash flows from financing activities:
     Net increase(decrease) in demand deposits,
         savings, money market and NOW accounts         52,041          (772)
     Net increase (decrease) in
         certificates of deposit                        (6,436)       27,576
     Advances on long-term borrowings                   17,000        30,500
     Repayments on long-term borrowings                      0        (7,114)
     Net decrease in short-term borrowings             (21,623)      (26,952)
     Payment to repurchase common stock                   (225)         (131)
     Proceeds from sale of Treasury stock                  226           155
     Dividends paid                                     (1,076)         (882)
                                                       -------       -------
          Net cash provided by financing activities     39,907        22,380
                                                       -------       -------
------------------------------------------------------------------------------








Page 9
STATEMENTS OF CASH FLOWS CONT.


------------------------------------------------------------------------------
                                             For the six months ended June 30,
                                                          2002          2001
                                                    (Unaudited)   (Unaudited)
------------------------------------------------------------------------------

Net increase(decrease) in cash and cash equivalents     (1,321)          797
Cash and cash equivalents at beginning
   of period                                            10,894        10,324
                                                       -------       -------
Cash and cash equivalents at end of
   period                                              $ 9,573       $11,121
                                                       =======       =======
------------------------------------------------------------------------------
Interest paid                                           $6,063        $8,148
Income taxes paid                                        1,170         1,153

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          0           438
    Net change in unrealized gain on available for
        sale securities (net of tax)                       579           332
------------------------------------------------------------------------------

See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.































Page 10
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First National Bank of Damariscotta (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2002 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

-----------------------------------------------------------------------------
                                           Three  Months        Six  Months
In thousands, except for number of         Ended June 30       Ended June 30
shares and per share data                  2002     2001       2002     2001
-----------------------------------------------------------------------------
Income as reported                        1,646     1,431     3,119     2,637
   Income available to
    common shareholders                   1,646     1,431     3,119     2,637
Weighted average shares outstanding   2,393,213 2,388,033 2,393,296 2,382,630
Basic earnings per share                   0.69      0.60      1.30      1.11

Income as reported                        1,646     1,431     3,119     2,637
   Income available to
    common shareholders                   1,646     1,431     3,119     2,637
Weighted average shares outstanding   2,393,213 2,388,033 2,393,296 2,382,630
Effect of dilutive securities:
   Incentive stock options               85,888    65,673    82,085    65,673
   Adjusted weighted-average
    shares outstanding                2,479,101 2,453,706 2,475,381 2,448,303
Diluted earnings per share                 0.66      0.58      1.26      1.08
-----------------------------------------------------------------------------

     The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.







Page 11
NOTES CONT.


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income presented in the Statements of Changes in Shareholders' Equity is for the six-month periods ended June 30, 2002 and 2001. Comprehensive Income for the quarters ended June 30, 2002 and 2001 is presented in the following table:

------------------------------------------------------------------------------
                                               For the quarters ended June 30,
                                                         2002            2001
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------

NET INCOME                                            $ 1,646         $ 1,431
                                                      =======         =======
Other Comprehensive Income:
  Unrealized gains (losses) arising during period,
    net of taxes of $364 in 2002 and $(175) in 2001       705            (339)
                                                      -------         -------
INCOME AND NON-OWNER CHANGES IN EQUITY                 $2,351          $1,092
                                                      =======         =======
------------------------------------------------------------------------------


NOTE 4 - STOCK OPTIONS

A summary of the status of the Company's Stock Option Plan as of June 30, 2002, and changes during the six months then ended, is presented below.

-------------------------------------------------------------------------------
                             Number of Shares   Weighted Average Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2001          138,000                              9.84
     Granted during the period         11,000                             28.00
     Exercised during the period        8,100                              8.01
Balance at June 30, 2002              140,900                             12.29
-------------------------------------------------------------------------------


NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

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








Page 12
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2002 was $3,119,000, an increase of 18.3% over 2001's net income of $2,637,000. Revenue growth was the primary factor in the Company's increased earnings for the first six months of 2002 compared to the same period in 2001. This was a direct result of asset growth and increased interest margins, which produced higher levels of net interest income. Between June 30, 2001 and June 30, 2002, the loan and investment portfolios increased by a combined $59.3 million, which Management views as excellent for the first half of the year.
     Fully diluted earnings per share for the first half of 2002 were $1.26, a 16.7% increase over the $1.08 reported in 2001.
     Net income for the three months ended June 30, 2002 was $1,646,000, an increase of 15.0% over 2001's net income of $1,431,000. Revenue growth was the primary factor in the Company's increased earnings and was a direct result of asset growth noted above, which produced higher levels of net interest income, as well as increased margins due to lower interest rates.
     Fully diluted earnings per share for the first quarter of 2002 were $0.66, a 13.8% increase over the $0.58 reported in 2001.









Page 13
MANAGEMENT'S DISCUSSION CONT.


NET INTEREST INCOME

Total interest income of $14,557,000 for the six months ended June 30, 2002 is a 4.0% decrease from 2001's total interest income of $15,170,000. Total interest expense of $6,068,000 is a 25.5% decrease from 2001's total interest expense of $8,148,000. The decreases in both interest income and interest expense were due to significantly lower interest rates resulting from current economic conditions, despite significantly higher balances for both assets and liabilities. Net interest income was $8,489,000, an 20.9% increase over 2001's net interest income of $7,022,000. Net interest margin on a tax-equivalent basis increased from 3.87% in the first half of 2001 to 4.20% in the first half of 2002. This was due to the continued low interest rate climate created by the policies of the Federal Reserve Board over the past 18 months.
     Total interest income for the three months ended June 30, 2002 was $7,403,000, a 3.0% decrease from 2001's total interest income of $7,635,000. Total interest expense of $3,077,000 is a 22.6% decrease from 2001's total interest expense of $3,975,000. The decreases in both interest income and interest expense were a result of lower interest rates. Net interest income was $4,326,000, an 18.2% increase over 2001's net interest income of $3,660,000, which resulted from higher levels of earning assets as well as wider interest margins resulting from a 475 bp decrease in interest rates by the Federal Reserve Board. Net interest margin on a tax equivalent basis increased from 3.95% in the second quarter of 2001 to 4.16% for the same period in 2002.

PROVISION FOR LOAN LOSSES

A $690,000 provision to the allowance for loan losses was made during the first six months of 2002, a $215,000 increase over the $475,000 provision made for the same period of 2001. In Management's opinion, the increase is not indicative of a decline in overall credit quality within the portfolio. Instead, it is the result of (1)significant growth in the commercial loan portfolio, (2)the deterioration of one large credit as a result of Government Regulations plus economic weakness in the commercial fishing industry and
(3)economic effects of the September 11, 2001, terrorist attack on the region.

NON-INTEREST INCOME

Non-interest income was $1,935,000 for the six months ended June 30, 2002, an increase of 15.1% from 2001's non-interest income of $1,681,000. Included in 2001's other operating income is a gain of $73,000 recorded on a security purchased at a deep discount which was called before maturity - without which the increase would have been $327,000 or 20.3%. The increase was due primarily to higher merchant credit card income and mortgage origination and servicing income. There were also increases in fiduciary income, as well as service charge income on deposit accounts. Demand for residential mortgages was strong in the first half of 2002. The Bank sold $13.2 million of loans in the first six months of 2002 compared to $8.3 million in the first six months of 2001. This resulted in increased gains on sales of loans.
     Non-interest income was $1,017,000 for the three months ended June 30, 2002, an increase of 8.1% from 2001's non-interest income of $941,000. Included in 2001's other operating income is the gain of $73,000 noted above - without which the increase would have been $149,000 or 17.2%. The increase was due primarily to increases in merchant credit card income, mortgage origination and servicing income, and service charge income on deposit accounts.



Page 14
MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

Non-interest expense of $5,328,000 for the six months ended June 30, 2002, is an increase of 18.2% from 2001's non-interest expense of $4,507,000. This increase has been primarily due to increases in personnel costs connected with the Company's goal to provide more comprehensive and competitive services to its customers. In addition, there were increases in merchant credit card costs which were offset by an increase in merchant credit card income and staffing and operating costs for the Bank's new Rockland office which was placed in service in late 2001. Included in 2002's other operating expense is also a $75,000 one-time expense representing the write-down of a repossessed asset.
     Non-interest expense of $2,709,000 for the three months ended June 30, 2002 is an increase of 18.0% from non-interest expense of $2,295,000 for the second quarter of 2001. This increase was primarily due to higher personnel costs, investments in information technology, as well as staffing and operating costs for the Bank's new Rockland office which was placed in service in late 2001. The increase also includes the one-time expense noted above.

INCOME TAXES

Income taxes on operating earnings increased to $1,287,000 for the first six months of 2002 from $1,084,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.



































Page 15
MANAGEMENT'S DISCUSSION CONT.

AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the six-month periods ended June 30, 2002 and 2001
--------------------------------------------------------------------------
                                           Six-Month Periods ended June 30,
Dollars in thousands                                  2002            2001
--------------------------------------------------------------------------
Cash and due from banks                         $    8,504           7,257
Interest-bearing deposits                              604           2,014
Investments
 U.S. Treasury securities & government agencies     58,209          55,584
 Obligations of states & political subdivisions     20,683          17,361
 Other securities                                   35,811          37,069
                                                 ---------       ---------
Total investments                                  114,703         110,014
                                                 ---------       ---------
Loans held for sale                                  1,902             142
                                                 ---------       ---------
Loans
   Commercial                                      106,884          90,985
   Consumer                                         29,797          32,020
   State and municipal                               7,668           8,702
   Real estate                                     163,984         141,638
                                                 ---------       ---------
   Total loans                                     308,333         273,345
Allowance for loan losses                           (3,186)         (2,399)
                                                 ---------       ---------
   Net loans                                       305,147         270,946
                                                 ---------       ---------
Fixed assets                                         7,717           5,801
Other assets                                         9,448           9,663
                                                 ---------       ---------
   Total assets                                  $ 448,025         405,837
                                                 =========       =========
Deposits
   Demand                                        $  20,844          18,722
   NOW                                              43,369          37,375
   Money market                                     26,206          11,058
   Savings                                          48,941          39,358
   Certificates of deposit                          79,791          81,913
   Certificates of deposit over $100,000            55,367          68,681
                                                 ---------       ---------
Total deposits                                     274,518         257,107
                                                 ---------       ---------
Borrowed funds                                     132,109         111,677
Other liabilities                                    3,180           2,834
                                                 ---------       ---------
   Total liabilities                               409,807         371,618
                                                 ---------       ---------
Common stock                                            25              25
Additional paid in capital                           4,687           4,687
Retained earnings                                   35,679          31,753
Treasury stock                                      (2,173)         (2,246)
                                                  --------       ---------
   Total capital                                    38,218          34,219
                                                  --------       ---------
   Total liabilities and capital                 $ 448,025         405,837
                                                 =========       =========
Page 16
MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

The Company's investment portfolio increased by $17.2 million or 15.5% between June 30, 2001, and June 30, 2002, and by $20.2 million or 18.6% between December 31, 2001, and June 30, 2002. A portion of the portfolio consists of callable securities, some of which were called by issuers in the latter half of 2001 and then replaced in the first quarter of 2002 at comparable levels. In addition, the Company has added substantially to the portfolio during 2002. At June 30, 2002, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.4 million, which is in line with the interest rate decreases seen in late 2001 and the first half of 2002.

LOANS

Loans grew by $42.1 million or 14.9% between June 30, 2001 and June 30, 2002. The growth in commercial loans was $15.3 million, mortgage loan growth was $13.7 million and home equity lines of credit grew $15.1 million. During the first six months of 2002, total loans increased by $23.2 million or 7.7%.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses and Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above. The results of all analyses are reviewed and discussed by the Directors' Loan

Page 17
MANAGEMENT'S DISCUSSION CONT.



Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of June 30, 2002. As of that date, the balance of $3,468,000 was 1.07% of total loans, compared to 1.00% at December 31, 2001 and 0.92% at June 30, 2001. Loans considered to be impaired according to SFAS 114/118 totalled $1,641,840 at June 30, 2002, compared to $893,883 at June 30, 2001. This increase is attributable to the deterioration of a single large credit as noted previously. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2002, was $641,099 compared to $223,335 at June 30, 2001.

DEPOSITS

As of June 30, 2002, deposits grew year-over-year by 9.6%, or $26.9 million. Demand deposits grew $4.2 million, NOW accounts $3.3 million, savings $11.6 million, and money market accounts $51.4 million. Certificates of deposit decreased $43.6 million. Included in the increase in money market accounts is the transfer of $20.9 million of deposits for the Bank's investment management division which were previously placed with a mutual fund company. Management believes the remaining increase in core deposits (demand, NOW, savings, and money markets) is partially attributable to an inflow from equity and mutual fund investments. In addition, approximately $6 million of the increase is attributable to funds deposited in the Bank's new Rockland, Maine office, which was opened in September, 2001.
     Core deposits in the first half of 2002 grew by $52.0 million, including the $20.9 million noted above. The increase is attributable to a combination of normal seasonal fluctuation, and factors noted above. Certificates of deposit decreased $6.4 million. A large portion of the decrease in certificate of deposit balances in both periods is the result of pricing strategies undertaken by the Company which resulted in certificates maturing and not renewing at the lower rates available.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank and repurchase agreements. Between June 30, 2001 and June 30, 2002, borrowed funds increased by $27.4 million or 27.6%. The Company utilizes borrowings as an additional source of funding for both loans and investments, which enables it to grow its balance sheet and, in turn, grow its revenues. Borrowings are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the twelve-month period ended June 30, 2002, while core deposits grew substantially, additional borrowings were needed to fund liquidity needs created by the growth in the loan and investment portfolios and the outflow of certificates of deposit. Borrowings were also used to carry out interest rate risk management stategies. During the first six months of 2002, borrowed funds decreased by $4.6 million or 3.5%, and were replaced by core deposits.


Page 18
MANAGEMENT'S DISCUSSION CONT.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity as of June 30, 2002 was $39,903,000 compared to 35,222,000 for the same date in 2001. The Company's strong earnings performance in the preceeding twelve months was accompanied by an increase in the net unrealized gain on available-for-sale securities, as required under SFAS 115. During 2001, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 22 cents per share. In 2002, a cash dividend of 23 cents per share was declared in the first quarter compared to 19 cents in the first quarter of 2001, and a cash dividend of 24 cents per share was declared in the second quarter compared to 20 cents per share in the second quarter of 2001.
     Regulatory leverage capital ratios for the Company were 8.39% and 8.30%, respectively, at June 30, 2002 and June 30, 2001. The Company had a tier one risk-based capital ratio of 12.34% and tier two risk-based capital ratio of 13.45% at June 30, 2002, compared to 12.65% and 13.61%, respectively, at June 30, 2001. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

LIQUIDITY MANAGEMENT

As of June 30, 2002 the Bank had primary sources of liquidity of $54.6 million and an additional $56.6 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At June 30, 2002 and 2001, loans on a non-accrual status totaled $1,642,000 and $1,671,000, respectively. In Management's opinion, the level at June 30, 2002 is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in one credit. In addition to loans on a non-accrual status at June 30, 2002 and 2001, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $278,000 and $510,000 respectively. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS
No recourse obligations have been incurred in connection with the sale of loans.







Page 19
MANAGEMENT'S DISCUSSION CONT.


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

REGULATORY MATTERS

Procedures for monitoring Bank Loan Administration:
   A. Loan reviews are done on a regular basis.
   B. An action plan generally is prepared quarterly on all classified commercial loans greater than $100,000, and semi-annually on all criticized loans greater than $100,000.
   C. Delinquent loans are reviewed weekly by the Bank's Collections Officer and Senior Credit Officer or Senior Loan Officer.
   D. A tickler system is utilized to insure timely receipt of current information (such as financial statements, appraisals or credit memos to the credit file).
Note: Most of the above applies only to commercial loans, but retail loans are reviewed periodically, usually around a delinquency.

Procedures for monitoring Bank Other Real Estate Owned:
     The O.R.E.O. portfolio is handled by the Collections Officer, with backup by the Senior Credit Officer. Most properties for sale are listed with real estate brokers. Properties may be appraised periodically for market value, and provision is made to the allowance for O.R.E.O. losses if the estimated market value after selling costs is lower than the carrying value of the property.

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



Page 20
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at June 30, 2002, was 0.90% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 21
MARKET RISK CONT.


A summary of the Bank's static gap, as of June 30, 2002, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  17,710       13,132       55,895       38,746
Loans held for sale                  20           85          721        1,446
Loans                           104,995       59,595      128,624       27,829
Other interest-earning assets       650        4,387            -            -
Non-rate-sensitive assets             -            -            -       23,499
                               --------     --------     --------     --------
Total assets                  $ 123,375       77,199      185,240       91,520
                               --------     --------     --------     --------
Interest-bearing deposits        83,708       57,366       46,775       96,342
Borrowed funds                   27,574       27,660       44,000       27,500
Non-rate-sensitive
   liabilities and equity             -            -            -       66,409
                               --------     --------     --------     --------
Total liabilities and equity  $ 111,282       85,026       90,775      190,251
                               --------     --------     --------     --------
Period gap                    $  12,093       (7,827)      94,465     (98,731)
                              =========     ========     ========     ========
Percent of total assets             2.5%        (1.6%)       19.8%      (20.7%)
Cumulative gap (current)      $  12,093        4,266       98,731           -
Percent of total assets             2.5%         0.9%        20.7%        0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would increase by approximately 1.34% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 0.02% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 10.40% in a falling rate scenario and increase by 1.25% in a rising rate scenario when compared to the year one base scenario.








Page 22

MARKET RISK CONT.

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2002 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2002
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             +1.34%
Projected change if rates increase by 2.0%             -0.02%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%            +10.40%
Projected change if rates increase by 2.0%            + 1.25%
-------------------------------------------------------------

     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2002. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances.


INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2002, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2002, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain constant for much of 2002 and believes that the current level of interest rate risk is acceptable.







Page 23
PART II



ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.




















































Page 24
ITEM 2.     CHANGES IN SECURITIES

None

























































Page 25
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 26
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 30, 2002, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 11, 2002 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,394,679 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

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

     The results of the shareholder voting had 2,061,619 shares in favor, 170 shares against, 1,044 shares withheld voting, and 331,846 shares not voting.

PROPOSAL 2:  Election of Directors
The following are nominees for three-year terms as Director Expiring in 2005:

     Katherine M. Boyd has served as a Director of The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as trustee of the YMCA, and was previously chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr. has served as a Director of the Company and the Bank since 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association, and is a former Public Administrator, Lincoln County.
     Bruce B. Tindal has served as a Director of the Company and the Bank since 1999. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal is a Trustee of St. Andrews Hospital and serves on the Board of Directors of the Boothbay Region Land Trust and the Boothbay Region Economic Development Corp. Mr. Tindal is also a member of the National Association of Realtors and the Boothbay Harbor Rotary Club.

     The results of the shareholder voting had 2,062,627 shares in favor, 0 shares against, 206 withheld voting, and 331,846 shares not voting.







Page 27
VOTE OF SECURITY HOLDERS, Cont.

PROPOSAL 3:  Appointment of Auditors

     The Board of Directors appointed Berry, Dunn, McNeil & Parker as independent auditors of the Company and its subsidiary for the year ended December 31, 2002. In the opinion of the Board of Directors, the reputation, qualifications and experience of the firm make its reappointment appropriate for 2002. It was the desire of the Board of Directors that the selection of Berry, Dunn, McNeil & Parker as independent auditors be ratified by shareholders at the annual meeting.

     The results of the shareholder voting had 2,062,023 shares in favor, 70 shares against, 800 withheld voting, and 331,786 not voting.














































Page 28
ITEM 5:     Other Information


     None.
























































Page 29
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

     None.

B.     REPORTS ON FORM 8-K

     None.



















































Page 30
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 14, 2002                                    /s/ Daniel R. Daigneault
Date                                             Daniel R. Daigneault
                                                 President and CEO



August 14, 2002                                    /s/ F. Stephen Ward
Date                                             F. Stephen Ward
                                                 Treasurer





































Page 31


August 14, 2002


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.


Sincerely,

FIRST NATIONAL LINCOLN CORPORATION

  /s/ F. Stephen Ward

F. Stephen Ward, Treasurer