Form 10-Q
period 2002-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2002-11-08
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
          September 30, 2002                             0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   XX     No   __






     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at November 7, 2002
       Common Stock, Par One Cent                     2,417,544



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1          Financial Information (Unaudited)
                                                                       Page No.

     Item 1:

         Selected Financial Data ....................................         1

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           September 30, 2002, September 30, 2001 and December 31, 2001   3 - 4

         Consolidated Statements of Income - for the three and nine months ended September 30, 2002 and September 30, 2001 5 - 6

         Consolidated Statements of Changes in Shareholders' Equity -
             for the nine months ended September 30, 2002
             and September 30, 2001                                       7 - 8

         Consolidated Statements of Cash Flows - for the nine months
           ended September 30, 2002 and September 30, 2001...........    9 - 10

         Notes to Financial Statements -
           Nine months ended September 30, 2002 and September 30, 2001  11 - 12

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   13 - 20

     Item 3: Quantitative and qualitative disclosures
             about market risk ......................................   21 - 23

     Item 4: Controls and Procedures ................................        24

PART II     Other Information

     Item 1: Legal Proceedings ......................................        25

     Item 2: Changes in Securities ..................................        26

     Item 3: Defaults Upon Senior Securities ........................        27

     Item 4: Submission of Matters to a Vote of Security Holders ....        28

     Item 5: Other Information ......................................        29

     Item 6: Exhibits and reports on Form 8-K .......................        30

Signatures ..........................................................        31

Certifications ......................................................   32 - 33



FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------
                                     For the nine months    For the quarters
                                     ended September 30,   ended September 30,
Dollars in thousands,                 2002        2001      2002        2001
 except for per share amounts            (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------

Summary of Operations

Operating income                 $25,374     $25,546     $8,881     $8,694
Operating expense                 18,557      19,785      6,470      6,654
Net interest income               12,828      10,900      4,339      3,878
Provision for loan losses            945         690        255        215
Net income                         4,808       4,083      1,689      1,446
-----------------------------------------------------------------------------

Per Common Share Data

Net Income
   Basic                           $2.00       $1.71     $ 0.70     $ 0.61
   Diluted                          1.95        1.66       0.68       0.59
Cash dividends declared             0.72        0.60       0.25       0.21
Book value                         17.42       15.48      17.42      15.48
Market value                       28.80       20.00      28.80      20.00
-----------------------------------------------------------------------------

Financial Ratios

Return on average equity(a)        16.49%      15.72%     16.56%     16.07%
Return on average assets(a)         1.40%       1.33%      1.38%      1.37%
Average equity to average
 assets                             8.47%       8.46%      8.35%      8.52%
Net interest margin
 tax-equivalent(a)                  4.08%       3.92%      3.92%      4.08%
Dividend payout ratio              35.96%      35.04%     35.78%     34.68%
Allowance for loan
  losses/total loans                1.10%       0.95%      1.10%      0.95%
Non-performing loans
  to total loans                    0.52%       0.63%      0.52%      0.63%
Non-performing assets
  to total assets                   0.39%       0.54%      0.39%      0.54%
Efficiency ratio, tax equivalent   50.06%      50.85%     51.45%     53.01%
-----------------------------------------------------------------------------

At  Period End

Total assets                     497,248     421,704    497,248    421,704
Total loans                      331,142     287,799    331,142    287,799
Total investment securities      124,104     105,791    124,104    105,791
Total deposits                   336,800     277,733    336,800    277,733
Total shareholders' equity        42,114      36,978     42,114     36,978
-----------------------------------------------------------------------------

(a) Annualized using a 365-day basis



Page 1












INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2002 and 2001, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
November 5, 2002


















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------
                                           9/30/02     9/30/01    12/31/01
(000 OMITTED except number of shares)   (Unaudited) (Unaudited) (Unaudited)
--------------------------------------------------------------------------
Assets

Cash and due from banks                   $ 19,904    $ 10,147    $ 10,894
Interest-bearing deposits in other banks     6,400       3,300           0

Investments:

 Available for sale                         57,115      58,812      50,914

 Held to maturity (market values $68,556
   at 9/30/02, $47,574 at 9/30/01 and
   $56,921 at 12/31/01)                     66,989      46,979      57,272

Loans held for sale (fair value
   approximates cost)                        1,983         458         466

Loans                                      331,142     287,799     301,304
Less allowance for loan losses               3,628       2,742       3,000
                                          --------    --------    --------
     Net loans                             327,514     285,057     298,304
                                          --------    --------    --------
Accrued interest receivable                  2,852       2,785       2,635
Bank premises and equipment                  7,851       6,189       7,563
Other real estate owned                        192         429         202
Other assets                                 6,448       7,548       6,216
                                          --------    --------    --------
        Total Assets                      $497,248    $421,704    $434,466
                                          ========    ========    ========
--------------------------------------------------------------------------






















Page 3
BALANCE SHEETS CONT.

--------------------------------------------------------------------------
                                           9/30/02     9/30/01    12/31/01
                                        (Unaudited) (Unaudited) (Unaudited)
--------------------------------------------------------------------------
Liabilities

Demand deposits                           $ 29,885    $ 23,590    $ 22,496
NOW deposits                                49,078      43,274      43,644
Money market deposits                       76,632      13,199      15,878
Savings deposits                            58,986      44,856      46,855
Certificates of deposit                     72,096      84,277      79,907
Certificates $100,000 and over              50,123      68,537      53,909
                                          --------    --------    --------
     Total deposits                        336,800     277,733     262,689
                                          --------    --------    --------


Borrowed funds                             113,975     102,696     131,357
Other liabilities                            4,359       4,297       3,086
                                          --------    --------    --------
     Total Liabilities                     455,134     384,726     397,132
                                          --------    --------    --------
Shareholders' Equity

Common stock                                    25          25          25
Additional paid-in capital                   4,687       4,687       4,687
Retained earnings                           37,103      33,146      34,030
Accumulated Other Comprehensive Income:
  Net unrealized gains on available-for-
   sale securities (net of tax)              2,356       1,329         784
Treasury stock                              (2,057)     (2,209)     (2,192)
                                          --------    --------    --------
    Total Shareholders' Equity              42,114      36,978      37,334
                                          --------    --------    --------
       Total Liabilities &
           Shareholders' Equity           $497,248    $421,704    $434,466
                                          ========    ========    ========
--------------------------------------------------------------------------

Number of shares authorized              6,000,000   6,000,000   6,000,000
Number of shares issued                  2,481,270   2,481,270   2,481,270
Number of shares outstanding             2,417,637   2,388,054   2,391,375
Book value per share                        $17.42      $15.48      $15.61
--------------------------------------------------------------------------

See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.











Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
                                  For the nine months ended September 30,
(000s OMITTED except per share data              2002            2001
   and number of shares)                     (Unaudited)     (Unaudited)
------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                 $16,652         $17,261
     Interest on deposits with other banks           26              70
     Interest and dividends on investments        5,392           5,380
                                                -------         -------
     Total interest and dividend income          22,070          22,711
                                                -------         -------
Interest expense:
     Interest on deposits                         5,809           7,893
     Interest on borrowed funds                   3,433           3,918
                                                -------         -------
     Total interest expense                       9,242          11,811
                                                -------         -------
Net interest income                              12,828          10,900
Provision for loan losses                           945             690
                                                -------         -------
     Net interest income after provision
        for loan losses                          11,883          10,210
                                                -------         -------
Other operating income:
     Fiduciary income                               555             521
     Service charges on deposit accounts            719             671
     Other operating income                       2,030           1,643
                                                -------         -------
     Total other operating income                 3,304           2,835
                                                -------         -------
Other operating expenses:
     Salaries and employee benefits               4,113           3,611
     Occupancy expense                              532             426
     Furniture and equipment expense                958             742
     Other                                        2,767           2,505
                                                -------         -------
     Total other operating expenses               8,370           7,284
                                                -------         -------
Income before income taxes                        6,817           5,761
Applicable income taxes                           2,009           1,678
                                                -------         -------
NET INCOME                                      $ 4,808         $ 4,083
                                                =======         =======
------------------------------------------------------------------------
Earnings per common share:
Basic earnings per share                          $2.00           $1.71
Diluted earnings per share                        $1.95           $1.66
Cash dividends declared per share                 $0.72           $0.60
Weighted average number of shares
   outstanding                                2,401,365       2,384,402
Incremental Shares                               67,499          71,161
------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
                                    For the quarters ended September 30,
(000s OMITTED except per share data              2002            2001
   and number of shares)                     (Unaudited)     (Unaudited)
------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                 $ 5,623         $ 5,764
     Interest on deposits with other banks           21              20
     Interest and dividends on investments        1,869           1,757
                                                -------         -------
     Total interest and dividend income           7,513           7,541
                                                -------         -------
Interest expense:
     Interest on deposits                         2,034           2,577
     Interest on borrowed funds                   1,140           1,086
                                                -------         -------
     Total interest expense                       3,174           3,663
                                                -------         -------
Net interest income                               4,339           3,878
Provision for loan losses                           255             215
                                                -------         -------
     Net interest income after provision
        for loan losses                           4,084           3,663
                                                -------         -------
Other operating income:
     Fiduciary income                               172             176
     Service charges on deposit accounts            249             225
     Other operating income                         947             752
                                                -------         -------
     Total other operating income                 1,368           1,153
                                                -------         -------
Other operating expenses:
     Salaries and employee benefits               1,451           1,318
     Occupancy expense                              174             155
     Furniture and equipment expense                334             267
     Other                                        1,082           1,036
                                                -------         -------
     Total other operating expenses               3,041           2,776
                                                -------         -------
Income before income taxes                        2,411           2,040
Applicable income taxes                             722             594
                                                -------         -------
NET INCOME                                      $ 1,689         $ 1,446
                                                =======         =======
------------------------------------------------------------------------
Earnings per common share:
Basic earnings per share                          $0.70           $0.61
Diluted earnings per share                        $0.68           $0.59
Cash dividends declared per share                 $0.25           $0.21
Weighted average number of shares
   outstanding                                2,417,235       2,387,889
Incremental Shares                               69,904          71,161
------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------
Nine months ended September 30, 2001
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share
                 common     Common   paid-in   Retained    available     Treasury     holders'
                 shares     stock    capital   earnings    for sale         stock     equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2000            2,378,613  $25      $4,687   $30,495       $203         $(2,250)    $33,160
                 =========  ===      ======   =======       ====         ========    =======
Net income               -    -           -     4,083          -                -      4,083
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $580                   -    -          -          -      1,126               -       1,126
                 ---------  ---      ------    -------     -----          ------     -------
Comprehensive
  income                 -    -          -      4,083      1,126               -       5,209
Cash dividends
  declared               -    -          -     (1,432)         -               -      (1,432)
Treasury stock
  purchases         (8,935)   -          -          -          -            (146)       (146)
Treasury stock
  sales             18,376    -          -          -          -             187         187
                 ---------  ---      ------    -------     -----          ------      ------
Balance
  at September 30,
  2001           2,388,054  $25      $4,687   $33,146     $1,329         $(2,209)    $36,978
                 =========  ===      ======   =======     ======         ========    =======

----------------------------------------------------------------------------------------------





























Page 7
CHANGES IN SHAREHOLDERS' EQUITY CONT.


----------------------------------------------------------------------------------------------
Nine months ended September 30, 2002
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share
                 common     Common   paid-in   Retained    available     Treasury     holders'
                 shares     stock    capital   earnings    for sale         stock     equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2001            2,391,375  $25      $4,687   $34,030       $784         $(2,192)    $37,334
                 =========  ===      ======   =======       ====         ========    =======
Net income               -    -           -     4,808          -               -       4,808
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $810                   -    -          -          -      1,572               -       1,572
                 ---------  ---      ------    -------     -----          ------     -------
Comprehensive
  income                 -    -          -      4,808      1,572               -       6,380
Cash dividends
  declared               -    -          -     (1,735)         -               -      (1,735)
Treasury stock
  purchases        (11,014)   -          -          -          -            (304)       (304)
Treasury stock
  sales             37,276    -          -          -          -             439         439
                 ---------  ---      ------    -------     -----          ------    --------
Balance
  at September 30,
  2002           2,417,637  $25      $4,687   $37,103     $2,356         $(2,057)    $42,114
                 =========  ===      ======   =======     ======         ========    =======
----------------------------------------------------------------------------------------------

See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

























Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                       For the nine months ended September 30,
(000 omitted)                                             2002          2001
                                                     (Unaudited)   (Unaudited)
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $ 4,808       $ 4,083

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         708           561
      Provision for loan losses                            945           690
      Loans originated for resale                      (22,527)      (16,017)
      Proceeds from sales and transfers of loans        21,010        15,559
      Net gain on call of securities available for sale      0           (73)
      Net change in other assets and accrued interest     (449)         (997)
      Net change in other liabilities                      384         1,146
      Net accretion of discounts on investments           (544)         (148)
                                                       -------       -------
        Net cash provided by operating activities        4,335         4,804
                                                       -------       -------
Cash flows from investing activities:
     Net increase in interest-bearing
       deposits in other banks                          (6,400)       (3,300)
     Proceeds from maturities, payments and calls of
       securities available for sale                     1,822        10,528
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                24,974        14,904
     Proceeds from sales of other real estate owned         10           365
     Purchases of securities available for sale         (5,582)       (4,585)
     Purchases of securities to be held to maturity    (34,206)      (19,491)
     Net increase in loans                             (30,155)      (23,557)
     Purchases of premises and equipment                  (996)       (1,398)
                                                       -------       -------
          Net cash used in investing activities        (50,533)      (26,534)
                                                       -------       -------
Cash flows from financing activities:
     Net increase in demand deposits, savings,
          money market and NOW accounts                 85,708        13,779
     Net increase (decrease) in
         certificates of deposit                       (11,597)        9,388
     Advances on long-term borrowings                   17,000        51,500
     Repayments on long-term borrowings                      0        (7,114)
     Net decrease in short-term borrowings             (34,382)      (44,609)
     Payment to repurchase common stock                   (304)         (146)
     Proceeds from sale of Treasury stock                  439           187
     Dividends paid                                     (1,656)       (1,432)
                                                       -------       -------
          Net cash provided by financing activities     55,208        21,553
                                                       -------       -------
------------------------------------------------------------------------------






Page 9
STATEMENTS OF CASH FLOWS CONT.


------------------------------------------------------------------------------
                                      For the nine months ended September 30,
                                                          2002          2001
                                                    (Unaudited)   (Unaudited)
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     9,010          (177)
Cash and cash equivalents at beginning of period        10,894        10,324
                                                       -------       -------
Cash and cash equivalents at end of period            $ 19,904       $10,147
                                                       =======       =======
------------------------------------------------------------------------------
Interest paid                                           $9,347       $11,811
Income taxes paid                                        1,970         1,177

Non-cash transactions:
    Loans transferred to other real estate
        owned (net)                                          0           438
    Net change in unrealized gain on available for
        sale securities (net of tax)                     1,572         1,126
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


NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

-----------------------------------------------------------------------------
                                         Three   Months       Nine  Months
In thousands, except for number of     Ended September 30  Ended September 30
shares and per share data                  2002     2001       2002     2001
-----------------------------------------------------------------------------
Income as reported                      $ 1,689   $ 1,446   $ 4,808   $ 4,083
   Income available to
    common shareholders                 $ 1,689   $ 1,446   $ 4,808   $ 4,083
Weighted average shares outstanding   2,417,235 2,387,889 2,401,365 2,384,402
Basic earnings per share                $  0.70   $  0.61   $  2.00   $  1.71

Income as reported                      $ 1,689   $ 1,446   $ 4,808   $ 4,083
   Income available to
    common shareholders                 $ 1,689   $ 1,446   $ 4,808   $ 4,083
Weighted average shares outstanding   2,417,235 2,387,889 2,401,365 2,384,402
Effect of dilutive securities:
   Incentive stock options               69,904    71,161    67,499    71,161
   Adjusted weighted-average
    shares outstanding                2,487,139 2,459,050 2,468,864 2,455,563
Diluted earnings per share              $  0.68   $  0.59   $  1.95   $  1.66
-----------------------------------------------------------------------------

     The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.







Page 11
NOTES CONT.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income presented in the Statements of Changes in Shareholders' Equity is for the nine-month periods ended September 30, 2002 and 2001. Comprehensive Income for the quarters ended September 30, 2002 and 2001 is presented in the following table:
------------------------------------------------------------------------------
                                           For the quarters ended September 30,
                                                         2002            2001
                                                   (Unaudited)     (Unaudited)
------------------------------------------------------------------------------

NET INCOME                                            $ 1,689         $ 1,446

Other Comprehensive Income:
  Unrealized gains arising during period,
    net of taxes of $512 in 2002 and $409 in 2001         993             794
                                                      -------         -------
TOTAL COMPREHENSIVE INCOME                            $ 2,682         $ 2,240
                                                      =======         =======
------------------------------------------------------------------------------


NOTE 4 - STOCK OPTIONS

A summary of the status of the Company's Stock Option Plan as of September 30, 2002, and changes during the nine months then ended, is presented below.
-------------------------------------------------------------------------------
                             Number of Shares   Weighted Average Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2001          138,000                              9.84
     Granted during the period         11,000                             28.00
     Exercised during the period      (28,100)                             6.93
                                      -------                             -----
Balance at September 30, 2002         120,900                             12.17
                                      =======                             =====
-------------------------------------------------------------------------------

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various audit and accounting industry guides. The adoption of the SOP did not have an effect on the Company's consolidated financial condition and results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," amends SFAS 72, "Accounting for Certain Acquistitions of Banking or Thrift Institutions," to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations". SFAS No 147 is effective as of October 1, 2002. SFAS No. 147 does not affect the Company's consolidated financial condition and results of operations.


Page 12
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.
     Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2002 was $4,808,000, an increase of 17.8% over net income of $4,083,000 in the comparable period of 2001. Revenue growth was the primary factor in the Company's increased earnings for the first nine months of 2002 compared to the same period in 2001. This was a direct result of asset growth and increased interest margins, which produced higher levels of net interest income. Between September 30, 2001 and September 30, 2002, the loan and investment portfolios increased by a combined $61.7 million, which Management views as excellent for the first nine months of the year.
     Fully diluted earnings per share for the first nine months of 2002 were $1.95, a 17.5% increase over the $1.66 reported for the first nine months of 2001.
     Net income for the three months ended September 30, 2002 was $1,689,000, an increase of 16.8% over net income of $1,446,000 in the third quarter of 2001. Revenue growth was the primary factor in the Company's increased earnings and was a direct result of asset growth noted above, which produced higher levels of net interest income.
     Fully diluted earnings per share for the third quarter of 2002 were $0.68, a 15.3% increase over the $0.59 reported in the third quarter of 2001.







Page 13
MANAGEMENT'S DISCUSSION CONT.


NET INTEREST INCOME

Total interest income of $22,070,000 for the nine months ended September 30, 2002 is a 2.8% decrease from total interest income of $22,711,000 in the comparable period of 2001. Total interest expense of $9,242,000 for the first nine months of 2002 is a 21.8% decrease from total interest expense of $11,811,000 for the first nine months of 2001, and this decrease is the primary factor in the Company's improved operating results. The decreases in both interest income and interest expense were due to significantly lower interest rates resulting from current economic conditions, despite significantly higher balances for both assets and liabilities. Net interest income for the nine months ended September 30, 2002, was $12,828,000, a 17.7% increase over the $10,900,000 reported for the same period in 2001. Net interest margin on a tax-equivalent basis increased from 3.92% in the first nine months of 2001 to 4.08% in the first nine months of 2002. This was due to the continued low interest rate climate created by the policies of the Federal Reserve Board over the past 21 months.
     Total interest income for the three months ended September 30, 2002 was $7,513,000, a 0.4% decrease from total interest income of $7,541,000 for the third quarter of 2001. Total interest expense of $3,174,000 is a 13.3% decrease from total interest expense of $3,663,000 for the third quarter of 2001. The decreases in both interest income and interest expense were a result of lower interest rates. Net interest income for the third quarter of 2002 was $4,339,000, an 11.9% increase over the $3,878,000 reported for the third quarter of 2001, which resulted from higher levels of earning assets.

PROVISION FOR LOAN LOSSES

A $945,000 provision to the allowance for loan losses was made during the first nine months of 2002, a $255,000 increase over the $690,000 provision made for the same period of 2001. In Management's opinion, the increase is not indicative of a decline in overall credit quality within the portfolio. Instead, it is the result of significant growth in the commercial loan portfolio, current weakness in the national economy, and the deterioration of one large credit due to weakness in the commercial fishing industry.

NON-INTEREST INCOME

Non-interest income was $3,304,000 for the nine months ended September 30, 2002, an increase of 16.5% from the $2,835,000 reported for the first nine months of 2001. The increase in other operating income was due primarily to higher merchant credit card processing income and mortgage origination and servicing income. There were also increases in fiduciary income, as well as service charge income on deposit accounts. Demand for residential mortgages was strong in the first nine months of 2002. The Bank sold $21.0 million of residential loans in the first nine months of 2002 compared to $15.6 million in the first nine months of 2001. This resulted in increased gains on sales of loans.
     Non-interest income was $1,368,000 for the three months ended September 30, 2002, an increase of 18.6% from the $1,153,000 reported in the third quarter of 2001. The increase was due primarily to increases in merchant credit card processing income, mortgage origination and servicing income, and service charge income on deposit accounts.




Page 14
MANAGEMENT'S DISCUSSION CONT.

NON-INTEREST EXPENSE

Non-interest expense of $8,370,000 for the nine months ended September 30, 2002, is an increase of 14.9% from non-interest expense of $7,284,000 for the first nine months of 2001. This increase has been primarily due to higher personnel and computer hardware/software costs to provide more comprehensive and competitive services for customers, an increase of nearly 40% in health care insurance premiums, as well as staffing and operating costs for the Bank's new Rockland office which was placed in service in late 2001. In addition, there were increases in merchant credit card processing costs which were offset by an increase in merchant credit card processing income. Included in 2002's other operating expense is a $135,000 one-time expense representing the write-down of a repossessed asset.
     Non-interest expense of $3,041,000 for the three months ended September 30, 2002 is an increase of 9.5% from non-interest expense of $2,776,000 for the third quarter of 2001. This increase is attributable to the same factors as the year-to-date increases and includes the one-time expense noted above.

INCOME TAXES

Income taxes on operating earnings increased to $2,009,000 for the first nine months of 2002 from $1,678,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.



































Page 15
MANAGEMENT'S DISCUSSION CONT.
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the nine-month periods ended September 30, 2002 and 2001
--------------------------------------------------------------------------
                                    Nine-Month Periods ended September 30,
Dollars in thousands                                  2002            2001
--------------------------------------------------------------------------
Cash and due from banks                         $    9,101           7,764
Interest-bearing deposits                            2,240           2,208
Investments
 U.S. Treasury securities & government agencies     61,117          54,547
 Obligations of states & political subdivisions     21,003          17,905
 Other securities                                   36,041          36,936
                                                 ---------       ---------
Total investments                                  118,161         109,388
                                                 ---------       ---------
Loans held for sale                                  1,849             169
                                                 ---------       ---------
Loans
   Commercial                                      109,977          93,946
   Consumer                                         29,934          31,817
   State and municipal                               8,022           9,218
   Real estate                                     167,071         142,619
                                                 ---------       ---------
   Total loans                                     315,004         277,600
Allowance for loan losses                           (3,303)         (2,480)
                                                 ---------       ---------
   Net loans                                       311,701         275,120
                                                 ---------       ---------
Fixed assets                                         7,777           5,920
Other assets                                         9,545           9,697
                                                 ---------       ---------
   Total assets                                  $ 460,374         410,266
                                                 =========       =========
Deposits
   Demand                                        $  23,116          19,866
   NOW                                              44,949          39,551
   Money market                                     40,507          11,397
   Savings                                          51,042          40,509
   Certificates of deposit                          77,636          83,179
   Certificates of deposit over $100,000            53,979          71,380
                                                 ---------       ---------
Total deposits                                     291,229         265,882
                                                 ---------       ---------
Borrowed funds                                     126,742         106,667
Other liabilities                                    3,424           2,996
                                                 ---------       ---------
   Total liabilities                               421,395         375,545
                                                 ---------       ---------
Common stock                                            25              25
Additional paid in capital                           4,687           4,687
Retained earnings                                   35,468          31,707
Unrealized Gain/Loss on AFS                            935             537
Treasury stock                                      (2,136)         (2,235)
                                                  --------       ---------
   Total capital                                    38,979          34,721
                                                  --------       ---------
   Total liabilities and capital                 $ 460,374         410,266
                                                 =========       =========
Page 16
MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

The Company's investment portfolio increased by $15.9 million or 14.7% between December 31, 2001, and September 30, 2002. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower levels. At September 30, 2002, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.4 million, which is attributable to the interest rate declines seen in the first nine months of 2002.

LOANS

Loans grew by $29.8 million or 9.9% during the first nine months of 2002. The growth in commercial loans was $17.7 million or 17.5% and municipal loans increased $2.6 million or 35.1%. Although the residential mortgage portfolio declined by $4.1 million, this decrease was more than offset by home equity lines of credit, which grew $14.1 million or 149.0% -- the result of more competitive product pricing and marketing. A substantial amount of the Company's loan growth in 2002 is attributable to the new banking office in Rockland, Maine, which opened in September 2001.

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

Page 17
MANAGEMENT'S DISCUSSION CONT.

The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of September 30, 2002. As of that date, the balance of $3,628,000 was 1.10% of total loans, compared to 1.00% at December 31, 2001 and 0.95% at September 30, 2001. Loans considered to be impaired according to SFAS 114/118 totalled $1,738,0000 at September 30, 2002, compared to $667,000 at December 31, 2001. This increase is attributable to the deterioration of a single large credit as noted above. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2002, was $678,000 compared to $202,000 at December 31, 2001.

DEPOSITS

During the first nine months of 2002, deposits increased by $74.1 million or 28.2% over December 31, 2001. Core deposits grew by $85.7 million or 66.5% in the first nine months of 2002, including a $21.4 million increase in money market accounts from deposits for the Bank's investment management division which were previously placed with a mutual fund company. Management believes the remaining increase in core deposits (demand, NOW, savings, and money markets) is partially attributable to an inflow from equity and mutual fund investments. During the same period, certificates of deposit decreased $11.6 million, primarily due to pricing strategies which resulted in certificates maturing and not renewing at the lower rates offered by the Bank. Approximately $12 million of the increase in deposits during the first nine months of 2002 is attributable to funds deposited in the Bank's new office in Rockland, Maine, which opened in September 2001.
     As of September 30, 2002, deposits grew year-over-year by 21.3%, or $59.1 million. Demand deposits grew $6.3 million, NOW accounts $5.8 million, savings $14.1 million, and money market accounts $63.4 million, while certificates of deposit decreased $30.6 million.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank and repurchase agreements. The Company utilizes borrowings as an additional source of funding for both loans and investments, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also used to carry out interest rate risk management stategies, and are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the nine months ended September 30, 2002, borrowed funds decreased by $17.4 million or 13.2% from December 31, 2001, and these were replaced by core deposits.
     Between September 30, 2001 and September 30, 2002, while core deposits grew substantially, additional borrowings were needed to fund liquidity needs created by the growth in the loan and investment portfolios and the outflow of certificates of deposit. The increase during this period was $11.3 million or 11.0%.




Page 18
MANAGEMENT'S DISCUSSION CONT.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity as of September 30, 2002 was $42,114,000, compared to $37,334,000 as of December 31, 2001. The Company's strong earnings performance in the first nine months months of 2002 provided a significant addition to retained earnings and was accompanied by an increase in the net unrealized gain on available-for-sale securities, as required under SFAS 115.
     During 2001, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 22 cents per share. In 2002, a cash dividend of 23 cents per share was declared in the first quarter compared to 19 cents in the first quarter of 2001, a cash dividend of 24 cents per share was declared in the second quarter compared to 20 cents per share in the second quarter of 2001, and a cash dividend of 25 cents per share was declared in the third quarter compared to 21 cents per share in the third quarter of 2001.
     Regulatory leverage capital ratios for the Company were 8.18% and 8.56% at September 30, 2002 and December 31, 2001, respectively. The Company had a tier one risk-based capital ratio of 12.36% and tier two risk-based capital ratio of 13.50% at September 30, 2002, compared to 12.88% and 13.95%, respectively, at December 31, 2001. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 120,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan.

LIQUIDITY MANAGEMENT

As of September 30, 2002 the Bank had primary sources of liquidity of $64.2 million and an additional $39.7 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.














Page 19
MANAGEMENT'S DISCUSSION CONT.


NON-PERFORMING ASSETS

At September 30, 2002, loans on a non-accrual status totaled $1,738,000, which compares to non-accrual loans of $667,000 as of December 31, 2001. In Management's opinion, the level at September 30, 2002 is not reflective of the overall quality of the Company's loan portfolio but is, instead, the result of an unexpected and isolated decline in one credit. In addition to loans on non-accrual status at September 30, 2002, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $509,000, which compares to $452,000 as of December 31, 2001. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at September 30, 2002, was 2.2% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 21
MARKET RISK CONT.


A summary of the Bank's static gap, as of September 30, 2002, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  24,768       18,751       38,809       37,358
Loans held for sale                  16           75          629        1,264
Loans                           115,427       56,456      129,885       29,197
Other interest-earning assets    19,401            -            -            -
Non-rate-sensitive assets             -            -            -       23,952
                               --------     --------     --------     --------
Total assets                  $ 159,612       75,282      169,323       91,771
                               --------     --------     --------     --------
Interest-bearing deposits        97,611       68,118       33,110      108,076
Borrowed funds                   17,728       40,747       28,000       27,500
Non-rate-sensitive
   liabilities and equity             -            -            -       75,098
                               --------     --------     --------     --------
Total liabilities and equity  $ 115,339      108,865       61,110      210,674
                               --------     --------     --------     --------
Period gap                    $  44,273      (33,583)     108,213     (118,903)
                              =========     ========     ========     ========
Percent of total assets             8.9%        (6.8%)       21.8%      (24.0%)
Cumulative gap (current)      $  44,273       10,690      118,903           -
Percent of total assets             8.9%         2.2%        24.0%        0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would increase by approximately 1.55% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and increase by approximately 1.10% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.47% in a falling rate scenario and decrease by 0.67% in a rising rate scenario when compared to the year two base scenario.



Page 22
MARKET RISK CONT.

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2002 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2002
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             +1.55%
Projected change if rates increase by 2.0%             +1.10%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             +4.47%
Projected change if rates increase by 2.0%             -0.67%
-------------------------------------------------------------

     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2002. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2002, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2002, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain constant for the remainder of 2002 and believes that the current level of interest rate risk is acceptable.

Page 23
Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company is currently in the process of further reviewing and documenting disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that these systems evolve with the Company's business.

(b) Changes in internal controls.

None.




































Page 24
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 25
ITEM 2.     CHANGES IN SECURITIES

None

























































Page 26
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 27
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

























































Page 28
ITEM 5:     Other Information


     None.
























































Page 29
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

     None.

B.     REPORTS ON FORM 8-K

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Daniel R. Daigneault, President & Chief Executive Officer, and F. Stephen Ward, Treasurer & Chief Financial Officer, were filed on Form 8-K under item 9 on August 14, 2002. The certifications were filed in connection with the filing of the Company's report on Form 10-Q for the period ended June 30, 2002,

The Company's press release announcing the third quarter 2002 dividend declaration was filed on Form 8-K under item 5 on September 20, 2002.

The Company's press release announcing a new program to repurchase up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 120,000 shares, was filed on Form 8-K under item 5 on September 23, 2002.








































Page 30
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 8, 2002                         /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



November 8, 2002                         /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 31
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Daniel R. Daigneault, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First National Lincoln Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /s/ Daniel R. Daigneault

Daniel R. Daigneault
President & Chief Executive Officer
First National Lincoln Corporation


Page 32
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, F. Stephen Ward, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First National Lincoln Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /s/ F. Stephen Ward

F. Stephen Ward
Treasurer & Chief Financial Officer
First National Lincoln Corporation


Page 33
November 8, 2002


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.


Sincerely,

FIRST NATIONAL LINCOLN CORPORATION

  /s/ F. Stephen Ward

F. Stephen Ward, Treasurer & Chief Financial Officer