Form 10-K
period 2002-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2003-03-26
CIK 765207

UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM  10-K

             [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act  of 1934
                 For the Fiscal Year ended  December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

    Indicate by check mark whether the  registrant is an accelerated filer
           (as defined in Exchange Act Rule 12b-2). Yes [X]   No[ ]


           State the aggregate market value of voting stock held by
            non-affiliates of the Registrant as of  March 1, 2003:
             Common Stock, $.01 par value per share:  $88,316,000

Indicate the number of shares outstanding  of each of the registrant's classes of common stock as of March 1, 2003:
                        Common Stock: 2,419,621 shares




TABLE OF CONTENTS


PART I
ITEM 1.  Discussion of Business ...........................................  1
ITEM 2.  Properties .......................................................  5
ITEM 3.  Legal Proceedings ................................................  6
ITEM 4.  Submission of Matters to a Vote of Security Holders ..............  7

PART II
ITEM 5.  Market for Registrant's Common Equity ............................  8
ITEM 6.  Selected Financial Data ..........................................  9
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 10
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk ....... 29
ITEM 8.  Financial Statements and Supplementary Data ...................... 32
ITEM 9.  Changes in and/or Disagreements with Accountants ................. 68

PART III
ITEM 10. Directors and Executive Officers of the Registrant ............... 69
ITEM 11. Executive Compensation ........................................... 73
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ... 81
ITEM 13. Certain Relationships and Related Transactions ................... 83

PART IV
ITEM 14. Controls and Procedures .......................................... 84
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8.K.  85

Signatures ................................................................ 86
Certifications ............................................................ 87






























ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 2002, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,414,693 shares outstanding and held of record by approximately 700 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has seven offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and six branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; Elm Street, Camden, Maine; and Route 1, Rockland, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.
     In addition to providing traditional banking services, the Company provides investment management and private banking services through Pemaquid Advisors, which is an operating division of the Bank. In 2000, the Bank separated its Trust and Investment Services Department into a separate division with a different brand identity. Under the name of Pemaquid Advisors, the division is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. Pemaquid Advisors is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.
     In June, 2001, the Bank acquired White Pine Asset Management of Portland, Maine, which then became part of Pemaquid Advisors. Pemaquid Advisors operates from its offices on Bristol Road in Damariscotta, Maine and Monument Square, Portland, Maine.
     As of December 31, 2002, the Company employed 134 persons, with 131 full-time equivalent employees.
     The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have

Page 1
resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank. Interstate banking also could intensify competition if out-of-state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.
     In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act ("GLBA"). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. In this case, the Act eliminates depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.
     Over the past decade, due to more liberal interstate banking laws, Maine has seen an increase in acquisitions of locally-owned Maine-based banks. It is Management's view that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.
     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Customer Information Security.

     The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect

Page 2
against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

Sarbanes-Oxley Act

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

*   the creation of an independent accounting oversight board;
* auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
* additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;
* expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;
*   mandatory disclosure by analysts of potential conflicts of interest; and
*   a range of enhanced penalties for fraud and other violations.

     We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon our operations in the near term.





Page 3
Supervision and Regulation

     The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and is required to file with Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 17 to the accompanying financial statements.
     The Bank is subject to the provisions of the National Bank Act, and as such, must meet certain liquidity and capital requirements, which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Office of the Comptroller of the Currency -- the Bank's principal regulatory agency -- conducts periodic examinations of the Bank. Certain state banking regulations also apply to the Bank, as administered by the Maine Bureau of Financial Institutions.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 2002, the Bank was classified in the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.















Page 4
ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Damariscotta, Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs. It included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996. In 2002, the Bank purchased additional property in Boothbay Harbor for use as an auxiliary office for the branch and for Pemaquid Advisors.
     In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     In September of 2001, the Bank opened its Rockland office at the corner of Route One and Broadway in Rockland Maine. Located in Knox County between the Waldoboro and Rockport offices, the Rockland office serves the towns of Rockland, Thomaston, Owl's Head and St. George.
     An operations center is located in the block adjacent to the Damariscotta office, fronting on Bristol Road. It was put in service in July, 1989. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     In 2001, the Bank purchased property at 9 Bristol Road in Damariscotta, Maine and moved its Pemaquid Advisors division into the facility. The division also occupies leased office space at 2 Monument Square in Portland, Maine, from which it provides its services to the Portland community.
     The Bank owns all of its facilities except for the Camden and Portland locations, for which the Bank entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.













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




















































Page 6
ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 2002.























































Page 7
ITEM 5. Market for Registrant's Common Equity

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the Nasdaq National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2002 and 2001. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

----------------------------------------------------
                       2002               2001
----------------------------------------------------
                  High       Low      High       Low
 1st Quarter     28.20     21.75     15.75     15.00
 2nd Quarter     32.00     27.35     18.50     15.42
 3rd Quarter     31.00     25.60     21.75     17.50
 4th Quarter     34.50     27.00     22.25     19.50
----------------------------------------------------

     The last known transaction of the Company's stock during 2002 was on December 31 at $31.48 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity.
     The table below sets forth the cash dividends declared in the last two fiscal years:

-------------------------------------------------------------------
    Date Declared          Amount Per Share     Date Payable
-------------------------------------------------------------------
    March 13, 2001                  $0.1900     April 27, 2001
    June 14, 2001                   $0.2000     July 31, 2001
    September 20, 2001              $0.2100     October 31, 2001
    December 20, 2001               $0.2200     January 31, 2002
    March 27, 2002                  $0.2300     April 30, 2002
    June 20, 2002                   $0.2400     July 31, 2002
    September 19, 2002              $0.2500     October 31, 2002
    December 19, 2002               $0.2600     January 31, 2003
-------------------------------------------------------------------

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2002, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 11.75% and 12.88%, respectively, as of December 31, 2002.












Page 8
ITEM 6.  Selected Financial Data


-------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,              2002     2001     2000     1999     1998
-------------------------------------------------------------------------------
Summary of Operations
Operating Income                  $ 34,258   33,960   30,890   26,348   23,621
Operating Expense                   25,072   26,239   24,390   20,025   17,903
Net Interest Income                 17,103   15,031   12,770   11,949   10,844
Provision for Loan Losses            1,323    1,230      700      645      400
Net Income                           6,507    5,493    4,607    4,451    4,011

Per Common Share Data
Net Income
   Basic                              2.71     2.30     1.93     1.84     1.62
   Diluted                            2.64     2.24     1.89     1.77     1.56
Cash Dividends (Declared)             0.98     0.82     0.66     0.50     0.39
Book Value                           17.68    15.61    13.94    12.09    11.64
Market Value                         31.48    22.10    15.50    16.25    22.50

Financial Ratios
Return on Average Equity             16.34%   15.51%   15.15%   15.67%   14.86%
Return on Average Assets              1.39     1.33     1.27     1.39     1.44
Average Equity to Average Assets      8.49     8.55     8.36     8.88     9.70
Net Interest Margin (Tax-Equivalent)  4.00     3.99     3.88     4.12     4.28
Dividend Payout Ratio (Declared)     36.16    35.65    34.20    27.17    24.06
Allowance for Loan Losses/Total Loans 1.11     1.00     0.87     0.88     0.87
Non-Performing Loans to Total Loans   0.32     0.22     0.89     0.29     0.34
Non-Performing Assets to Total Assets 0.27     0.20     0.69     0.30     0.36
Efficiency Ratio                     50.49    50.60    52.06    50.93    51.75

At Year End
Total Assets                      $494,068  434,466  393,216  341,287  286,806
Total Loans                        332,074  301,304  264,929  232,526  209,224
Total Investment Securities        122,073  108,186  105,220   87,999   59,342
Total Deposits                     334,224  262,689  254,566  205,458  201,803
Total Shareholders' Equity          42,695   37,334   33,160   28,662   28,776
-------------------------------------------------------------------------------
                                                                 High      Low
Market price per common share of stock during 2002            $ 34.50    21.75
-------------------------------------------------------------------------------
















Page 9
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First National Lincoln Corporation (the "Company") and its subsidiary, The First National Bank of Damariscotta (the "Bank"), posted record earnings in 2002, the result of continued positive growth in both assets and income seen during the past ten years. During this period, the Company focused on cost reduction and increased efficiency prior to 1997 to increase its profitability. In the subsequent years, however, the Company's strategy has changed to controlled, profitable, "organic" growth.
     The value of this strategy can be seen in the Company's expansion into Knox County during the past five years, where offices were opened in Rockport and Camden in 1997 and 1998, respectively, and in Rockland in 2001. These offices have far exceeded their initial goals and have provided the opportunity for substantial new market growth. The Company's expansion has not come at the expense of profitability, however. Since the Bank has traditionally operated on a lower net interest margin than its peers, it operates with lower expenses than its peers, and this is reflected in its efficiency ratio, which is consistently better than its peers, on average. It can also be seen in the Company's return on average assets and return on average equity, which were 1.39% and 16.34%, respectively, in 2002, and again significantly higher than those of its peer group, on average.
     The Company experienced strong asset growth in 2002, with the loan portfolio increasing by $30.8 million or 10.2%, and the investment portfolio increasing $13.9 million or 12.8%. The combined effect saw total assets increasing by 13.7% or $59.6 million from $434.5 million to $494.1 million. Asset growth was funded with deposits, which increased $71.5 million, or 27.2%. Deposit growth also funded a net paydown in borrowed funds, which decreased $18.0 million or 13.7% in 2002. The Company saw very good growth in low-cost core deposits during the year and, coupled with favorable pricing of borrowings, allowed approximately $12.4 million of high-cost certificates of deposit to mature without renewal by year-end. As a result of 2002's balance sheet growth and a slightly wider interest margin, the Company increased net interest income by $2.1 million or 13.8% to $17.1 million.
     Management believes the Bank has limited exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion.

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.


Page 10
     Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Financial Condition and Results of Operations

Net income for the year ended December 31, 2002 was $6,507,000 - the highest annual net income ever recorded by the Company. This represents an 18.5% or $1,014,000 increase from net income of $5,493,000 that was posted in 2001 and is $1,900,000, or 41.2%, above 2000 net income of $4,607,000. Return on average assets in 2002 was 1.39%, up from 1.33% in 2001 and 1.27% in 2000. The increases are attributable to the Company's strong asset growth accompanied by wider interest margins due to recent drops in interest rates and lower funding costs. Return on average equity was 16.34% in 2002, compared to 15.51% in 2001 and 15.15% in 2000. The increase in 2002 was primarily due to the record earnings resulting from higher net interest income, caused by the factors noted above.
     Non-interest income increased by 27.0% from $3,898,000 in 2001 to $4,951,000 in 2002. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loan sales in a favorable interest rate climate, increased document preparation fees on loans and a one-time gain of $219,000 resulting from the sale of the Bank's credit card portfolio, net of taxes and related expenses. Non-interest income increased 31.4% in 2001 to $3,898,000 from 2000's level of $2,967,000. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loan sales in a favorable interest rate climate, newly instituted document preparation fees on loans and increased merchant credit card volume.
     Non-interest expense increased 15.7% to $11.5 million in 2002 from $10.0 million in 2001, which was attributable to increased employee expenses for staff expansion and increased equipment and software expense. These were necessary to maintain the high level of service we are committed to delivering to our customer base. The Company's efficiency ratio - a benchmark measure of the amount spent to generate a dollar of income - was 0.50 in 2002 compared to
0.59 for its peer group, on average. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). The Company's efficiency ratio was 0.51 in 2001 compared to
0.62 for its peer group average. In 2001, non-interest expense increased 16.9% to $10.0 million from $8.5 million in 2000, attributable primarily to increased costs for merchant credit card services, increased equipment and software expenses and employee expenses.








Page 11

     Average shareholders' equity to average assets was 8.49% in 2002, compared to 8.55% in 2001, and 8.36% in 2000. The 2002 ratio declined due to strong asset growth and the Company repurchasing shares of its own stock. The 2001 increase was the result of strong earnings. Earnings per share for the year ended December 31, 2002 increased 17.8% to $2.71, compared to $2.30 in 2001, and $1.93 in 2000. Earnings per share on a fully diluted basis increased 17.9% for the year ended December 31, 2002, to $2.64, compared to $2.24 in 2001, and $1.89 in 2000. Book value per share was $17.68 on December 31, 2002, up from $15.61 on December 31, 2001 and $13.94 on December 31, 2000.
     The Bank's loan delinquency ratio decreased in 2002, and was 1.04% on December 31, 2002, versus 1.45% on December 31, 2001 and 2.26% on December 31, 2000. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern. The levels seen in 2002 and 2001 are related to the Bank's ability to control loan quality and resolve delinquency issues quickly. Delinquencies in 2000 were isolated circumstances involving a small number of borrowers.

Average Rates and Net Interest Yield

The following table shows, for the years ended December 31, 2002, 2001 and 2000, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,           2002              2001             2000
                            ---------------   --------------   ---------------
                              Amount    Avg     Amount   Avg     Amount    Avg
                                  of  Yield/        of Yield/        of  Yield/
Dollars in thousands        interest   Rate   interest  Rate   interest   Rate
-------------------------------------------------------------------------------
Interest-earning assets
Interest-bearing deposits    $    62   1.34%        77  3.94%        25   7.41%
Investments                    7,685   6.44%     7,537  6.82%     6,660   7.12%
Loans held for sale              151   7.46%        33  7.05%         0      0%
Loans                         22,143   6.93%    23,138  8.21%    21,841   8.71%
                              ------   -----    ------  -----    ------   -----
Total interest-earning
  assets                     $30,041   6.74%    30,785  7.79%    28,526   8.28%
                              ------   -----    ------  -----    ------   -----
Interest-bearing liabilities
Deposits                     $ 7,702   2.76%    10,006  4.07%     8,626   4.23%
Other borrowings               4,502   3.68%     5,025  4.59%     6,528   6.10%
                              ------   -----     -----  -----     -----   -----
Total interest-bearing
  liabilities                $12,204   3.04%    15,031  4.23%    15,154   4.88%
                              ------   -----    ------  -----    ------   -----
Net interest income          $17,837            15,754           13,372
                              ======            ======           ======
Interest rate spread                   3.70%            3.56%             3.40%
Net interest margin                    4.00%            3.99%             3.88%
-------------------------------------------------------------------------------



Page 12
Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2002, 2001 and 2000.
-------------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                                2002     2001     2000
-------------------------------------------------------------------------------
Cash and due from banks                            $   9,419    5,997    6,943
Interest-bearing deposits                              4,640    1,954      343
                                                     -------   ------  -------
Investments
 U.S. Treasury securities & government agencies       60,480   53,094   57,113
 Obligations of states & political subdivisions       21,774   18,514   13,282
 Other securities                                     37,045   38,992   23,129
                                                     -------  -------  -------
Total investments                                    119,299  110,600   93,524
                                                     -------  -------  -------
Loans held for sale                                    2,025      466        -
                                                     -------  -------  -------
Loans
 Commercial                                          112,483   95,401   80,167
 Consumer                                             29,898   31,645   30,195
 State and municipal                                   8,377    9,059    9,180
 Real estate                                         168,872  145,783  131,231
                                                     -------  -------  -------
Total loans                                          319,630  281,888  250,773
Allowance for loan losses                              3,401    2,583    2,126
                                                     -------  -------  -------
Net loans                                            316,229  279,305  248,647
                                                     -------  -------  -------
Fixed assets                                           7,803    6,119    5,421
Other assets                                           9,526    9,764    8,724
                                                     -------  -------  -------
    Total assets                                   $ 468,941  414,205  363,602
                                                     =======  =======  =======
Deposits
 Demand                                            $  24,316   20,529   20,324
 NOW                                                  45,916   40,616   38,067
 Money market                                         50,490   12,297   12,874
 Savings                                              53,313   42,004   40,205
 Certificates of deposit                              76,115   67,776   43,169
 Certificates of deposit over $100,000                53,022   83,075   69,385
                                                     -------  -------  -------
Total deposits                                       303,172  266,297  224,024
                                                     -------  -------  -------
Borrowed funds                                       122,253  109,418  107,044
Other liabilities                                      3,698    3,072    2,126
                                                     -------  -------  -------
   Total liabilities                                 429,123  378,787  333,194
Common stock                                              25       25       25
Additional paid in capital                             4,687    4,687    4,687
Retained earnings                                     37,296   32,929   27,851
Treasury stock                                        (2,190)  (2,223)  (2,155)
                                                     -------  -------  -------
   Total capital                                      39,818   35,418   30,408
                                                     -------  -------  -------
    Total liabilities and capital                  $ 468,941  414,205  363,602
                                                     =======  =======  =======
-------------------------------------------------------------------------------
Rate Volume Analysis

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume(1) for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2002 and 2001.

Year ended December 31, 2002 compared to 2001
-------------------------------------------------------------------------------
                                                           Rate/
Dollars in thousands              Volume         Rate   volume(1)       Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits        $   106          (51)       (70)         (15)
Investment securities                593         (413)       (32)         148
Loans held for sale                  110            2          6          118
Loans                              3,098       (3,610)      (483)        (995)
                                   -----        -----        ---        -----
Total interest income              3,907       (4,072)      (579)        (744)
                                   -----        -----        ---        -----
Interest expense
Deposits                           1,347       (3,218)      (433)      (2,304)
Other borrowings(2)                  589         (995)      (117)        (523)
                                   -----        -----        ---        -----
Total interest expense             1,936       (4,213)      (550)      (2,827)
                                   -----        -----        ---        -----
Change in net interest income    $ 1,971          141        (29)       2,083
                                   =====        =====        ===        =====
-------------------------------------------------------------------------------

Year ended December 31, 2001 compared to 2000
-------------------------------------------------------------------------------
                                                           Rate/
Dollars in thousands              Volume         Rate   volume(1)       Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits        $   120          (12)       (56)          52
Investment securities              1,215         (286)       (52)         877
Loans held for sale                    -            -         33           33
Loans                              2,710       (1,257)      (156)       1,297
                                   -----        -----        ---        -----
Total interest income              4,045       (1,555)      (231)       2,259
                                   -----        -----        ---        -----
Interest expense
Deposits                           1,781         (332)       (69)       1,380
Other borrowings(2)                  146       (1,613)       (36)      (1,503)
                                   -----        -----       ----        -----
Total interest expense             1,927       (1,945)      (105)        (123)
                                   -----        -----        ---        -----
Change in net interest income    $ 2,118          390       (126)       2,382
                                   =====        =====        ===        =====
-------------------------------------------------------------------------------
(1) Represents the change attributable to a combination of change in rate and change in volume.
(2)Includes federal funds purchased.




Page 14
Investment Activities

    During 2002, the Company's investment portfolio increased 12.8% to end the year at $122,073,000, compared to $108,186,000 on December 31, 2001. Much of the Company's investment portfolio consists of callable securities. A declining interest rate environment in 2002 resulted in a large number of the Company's portfolio being called by issuers. The Company was able to replace these securities at favorable levels, resulting in the $13.9 million net growth in the portfolio in 2002.
     The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency. In 2002, the growth in the Company's investment portfolio was primarily in U.S. Government Agency mortgage-backed securities, tax-exempt obligations of states and political subdivisions, and corporate debt securities. These changes were made to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2002, 2001 and 2000.

-------------------------------------------------------------------------------
Dollars in thousands                      2002            2001             2000
-------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury and agency             $       -               -           13,847
Mortgage-backed securities               6,397           2,425            3,712
State and political subdivisions        14,626          13,770           10,952
Corporate securities                    28,288          27,861           27,742
Federal Home Loan Bank stock             6,195           6,005            5,941
Federal Reserve Bank stock                  53              53               53
Other equity securities                    851             800              670
                                       -------         -------          -------
                                     $  56,410          50,914           62,917
                                       -------         -------          -------
Securities to be held to maturity
U.S. Treasury and agency                30,952          35,444           27,025
Mortgage-backed securities              16,090          13,851           10,311
State and political subdivisions        12,032           6,393            4,380
Corporate securities                     6,589           1,584              587
                                       -------         -------          -------
                                        65,663          57,272           42,303
                                       -------         -------          -------
Total securities                     $ 122,073         108,186          105,220
                                       =======         =======          =======
-------------------------------------------------------------------------------
     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2002. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

-------------------------------------------------------------------------------
                                Available for sale        Held to maturity
                                ------------------     -----------------------
                                Fair      Yield to     Amortized      Yield to
Dollars in thousands           value      maturity          cost      maturity
-------------------------------------------------------------------------------
U.S. Treasury and Agency
Due in 1 year or less       $      -             -      $      -             -
Due in 1 to 5 years                -             -             -             -
Due in 5 to 10 years               -             -         4,996         5.39%
Due after 10 years                 -             -        25,956         6.06%
                              ------        ------        ------        ------
                                   -             -        30,952         5.95%
                              ------        ------        ------        ------
Mortgage-backed securities
Due in 1 year or less              -             -            27         5.58%
Due in 1 to 5 years               60         3.84%             -             -
Due in 5 to 10 years           2,408         4.91%         2,463         2.30%
Due after 10 years             3,929         5.58%        13,600         5.31%
                              ------        ------        ------        ------
                               6,397         5.31%        16,090         4.85%
                              ------         -----        ------        ------
State and political subdivisions
Due in 1 year or less              -             -             -             -
Due in 1 to 5 years                -             -             -             -
Due in 5 to 10 years             506         6.71%         4,822         7.36%
Due after 10 years            14,120         7.61%         7,210         6.10%
                              ------         -----        ------        ------
                              14,626         7.58%        12,032         6.60%
                              ------         -----        ------        ------
Corporate debt securities
Due in 1 year or less            502         6.35%             -             -
Due in 1 to 5 years           10,217         7.45%           125         4.00%
Due in 5 to 10 years          13,596         7.70%           469         8.10%
Due after 10 years             3,973         6.13%         5,995         4.77%
                              ------         -----        ------        ------
                              28,288         7.36%         6,589         4.99%
                              ------         -----        ------        ------
Equity Securities              7,099         4.23%             -             -
                              ------         -----        ------        ------
                            $ 56,410         6.79%      $ 65,663         5.70%
                              ======         =====        ======        ======
-------------------------------------------------------------------------------








Page 16
Lending Activities

The loan portfolio experienced growth in almost all areas during 2002, with the most significant increase seen in residential real estate loans and commercial loans. Total loans were $332,074,000 at December 31, 2002, a 10.2% increase from total loans of $301,304,000 at December 31, 2001. This continues the loan growth trend experienced by the Company over the past five years.
     The following tables summarize the Bank's loan portfolio as of December 31, 2002, 2001, 2000, 1999 and 1998.


-----------------------------------------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                 2002             2001             2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Commercial loans
   Real estate              $ 37,082   11.2% $ 32,638  10.8%  $ 30,695  11.6%  $ 30,305   13.0%   $ 25,585  12.2%
   Other                      82,504   24.8%   68,378  22.7%    53,362  20.1%    41,970   18.0%     38,718  18.5%
Residential real estate loans
   Construction                1,019    0.3%    2,522   0.9%     1,060   0.4%     1,661    0.7%      3,397   1.6%
   Term                      174,070   52.4%  159,743  53.0%   139,300  52.6%   121,599   52.4%    105,877  50.6%
Consumer loans                27,925    8.4%   30,727   0.2%    33,028  12.5%    29,227   12.6%     27,993  13.4%
Municipal                      9,474    2.9%    7,296   2.4%     7,484   2.8%     7,764    3.3%      7,654   3.7%
                            --------  ------  ------- ------  -------- ------  --------  ------   -------- ------
Total                       $332,074  100.0% $301,304 100.0%  $264,929 100.0%  $232,526  100.0%   $209,224 100.0%
                             =======  ======  ======= ======   ======= ======   =======  ======    ======= ======
-----------------------------------------------------------------------------------------------------------------
Credit cards
included in
consumer loans              $      -            2,510            2,676            2,536              2,569
-----------------------------------------------------------------------------------------------------------------

     The Bank issued both VISA and MasterCard credit cards, whose balances are shown in the table above, until December 2002 when the Bank sold its credit card portfolio. Balances totaling $2,499,000 were sold.
























Page 17
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2002.

-------------------------------------------------------------------------------
Dollars in thousands    < 1 Year  1-5 Years 5-10 Years   >10 Years       Total
-------------------------------------------------------------------------------
Commercial real estate  $     90      1,506      2,650      32,836      37,082
Commercial other          21,667     11,132     16,996      32,709      82,504
Residential real estate      795        508      5,904     166,863     174,070
Residential construction   1,019          -          -           -       1,019
Consumer                   6,259      7,592      7,345       6,729      27,925
Municipal                  2,777        483      1,427       4,787       9,474
                          ------     ------     ------     -------     -------
Totals                  $ 32,607     21,221     34,322     243,924     332,074
                          ======     ======     ======     =======     =======
-------------------------------------------------------------------------------

     The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2002.

-------------------------------------------------------------------------------
Dollars in thousands                                Amount          % of total
-------------------------------------------------------------------------------
Variable-rate loans
   Commercial loans                              $  98,688               29.7%
   State and municipal loans                         5,689                1.7%
   Consumer loans                                    3,260                1.0%
   Equity loans                                     30,766                9.3%
   Residential adjustable-rate mortgages            77,325               23.3%
                                                  --------              ------
Total variable-rate loans                          215,728               65.0%
Fixed-rate loans                                   116,346               35.0%
                                                 ---------              ------
Total loans                                      $ 332,074              100.0%
                                                 =========              ======
-------------------------------------------------------------------------------

     The Bank's loan delinquency ratio decreased in 2002, and was 1.04% on December 31, 2002, versus 1.45% on December 31, 2001.

Loan Concentrations

As of December 31, 2002, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

In 2002, the Bank placed a higher volume of residential mortgages into the secondary market compared to 2001. This was the result of increased mortgage underwriting opportunities resulting from lower interest rates. Loans held for sale are carried at the lower of cost or market value, which was $2,613,000 at December 31, 2002. Loans held for sale at December 31, 2001 were $466,000.







Page 18
Non-Performing Assets

The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased during 2002, but remains low relative to the Bank's peer group average. In Management's opinion, there has been no pattern or trend in non-performing assets of concern. An increase in 2000 was related to isolated circumstances involving a small number of borrowers. The levels at December 31, 2002 and 2001 are more in line with the Bank's normal delinquency rates.
     The following table sets forth a summary of the value of delinquent loans (more than ninety days past due) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2002, 2001, 2000, 1999 and 1998.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                     2002     2001     2000     1999     1998
-------------------------------------------------------------------------------
Commercial real estate & business    $  921      655    2,479      822      414
Residential real estate                 463      275      267      260      222
Consumer                                 92      150      103       90       91
                                      -----    -----    -----    -----     ----
Total                                 1,476    1,080    2,849    1,172      727
                                      =====    =====    =====    =====     ====
Non-accrual loans included
  in above total                     $1,070      667    2,366      681      716
Income not recognized from
  non-accrual loans                  $  108       77      185       64       51
-------------------------------------------------------------------------------

     It is the policy of the Bank to place a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned increased during 2002. At December 31, 2002 it included three properties valued at $255,000, compared to two properties valued at $202,000 at December 31, 2001.
     Other real estate owned and repossessed assets are comprised of (i) properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure, (ii) properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower, and (iii) other assets repossessed in connection with non-real estate loans. Other real estate owned and repossessed assets are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value of the property are charged to operations. Gains and losses upon disposition of the property are reflected in earnings as realized.






Page 19
Allowance for Loan Losses and Loan Loss Experience

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses based on Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
    Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
    Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.
     The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of December 31, 2002. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet tied to specific loans.











Page 20
     The following table reflects the Bank's allowance for loan losses by category of loan as of December 31, 2002, 2001, 2000, 1999 and 1998. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans.

-------------------------------------------------------------------------------
Dollars in thousands
As of  December 31,         2002        2001       2000       1999       1998
-------------------------------------------------------------------------------
Real estate            $  568  53%    618  54%   562  53%   488  53%   440  52%
Commercial              1,835  39%  1,467  36%   907  35%   686  34%   736  35%
Consumer                  806   8%    604  10%   631  12%   580  13%   408  13%
Unallocated               491   -     311   -    201   -    281   -    238   -
                       ------ ----  ----- ---- ----- ---- ----- ---- ----- ----
Total                  $3,700 100%  3,000 100% 2,301 100% 2,035 100% 1,822 100%
                       ====== ====  ===== ==== ===== ==== ===== ==== ===== ====
-------------------------------------------------------------------------------
Percentage is amount of loans in each category as a percent of total loans for the stated year.

     Net loans charged off in 2002 were $623,000, or 0.19% of average loans outstanding for the year. This compares to net loan chargeoffs of $531,000, or 0.19% in 2001 and $434,000 or 0.17% in 2000. The following table summarizes the activity with respect to loan losses for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                     2002     2001     2000     1999     1998
-------------------------------------------------------------------------------
Balance at beginning of period      $ 3,000    2,301    2,035    1,822    1,800
                                      =====    =====    =====    =====    =====
Loans charged off:
Commercial(1)                           432      391      164      153      121
Real estate mortgage                     24        1        5       31       46
Consumer                                268      243      388      359      285
                                      -----    -----    -----    -----    -----
Total                                   724      635      557      543      452
                                      -----    -----    -----    -----    -----
Recoveries on loans previously
 charged off:
Commercial(1)                            16       34       44       12       14
Real estate mortgage                      -        1        6        8        -
Consumer                                 85       69       73       91       60
                                      -----    -----    -----    -----    -----
Total                                   101      104      123      111       74
                                      -----    -----    -----    -----    -----
Net loans charged off                   623      531      434      432      378
Provision for loan losses             1,323    1,230      700      645      400
                                      -----    -----    -----    -----    -----
Balance at end of period            $ 3,700    3,000    2,301    2,035    1,822
                                      =====    =====    =====    =====    =====
Ratio of net loans charged off
 to average loans outstanding         0.19%    0.19%    0.17%    0.19%    0.19%
-------------------------------------------------------------------------------
(1) Includes commercial real estate loans


Page 21
     During 2002, a provision of $1,323,000 was made to the allowance for loan losses, compared to a provision of $1,230,000 in 2001, and $700,000 in 2000. In Management's opinion, this increased level of provision is not indicative of a decline in overall credit quality within the portfolio. Instead, it is the result of the significant loan growth experienced combined with an additional provision for commercial loans as a result of the impact on the fishing and hospitality industries from the September 11, 2001, terrorist attack as well as probable unanticipated declines in the credit quality of our borrowers due to the current economic recession. At December 31, 2002, the allowance for loan losses stood at $3,700,000, or 1.11% of total loans outstanding. This compares to $3,000,000, or 1.00% of total loans outstanding at December 31, 2001, and $2,301,000, or 0.87% of total loans outstanding at December 31, 2000.

Deposits

The Bank realized an increase in deposits of 27.2% in 2002, compared to a 3.2% increase in 2001 and a 23.9% increase in 2000. Most of the growth in 2002 was seen in core deposits, which are typically added at favorable costs relative to borrowed funds and certificates of deposit.
     The Bank's deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity. In 2002, the maximum amount of deposits at any month end was $336.8 million on September 30. Because of uncertainty about future interest rates, in recent years investors have shown a preference for shorter-term deposits which could reprice quickly should rates begin to rise.
     The Bank's average cost of deposits (including non-interest-bearing accounts) was 2.54% for the year ended December 31, 2002, compared to 3.76% for the year ended December 31, 2001 and 3.85% for the year ended December 31, 2000. The following table sets forth the average daily balance for the Bank's principal deposit categories for each period.

-------------------------------------------------------------------------------
Dollars in thousands                                                   %growth
Years ended December 31,             2002       2001       2000   2002 vs.2001
-------------------------------------------------------------------------------
Demand deposits                 $  24,316     20,529     20,324          18.4%
NOW accounts                       45,916     40,616     38,067          13.0%
Money market accounts              50,490     12,297     12,874         310.6%
Savings                            53,313     42,004     40,205          26.9%
Certificates of deposit           129,137    150,851    112,554         -14.4%
                                  -------    -------    -------         ------
Total deposits                  $ 303,172    266,297    224,024          13.8%
                                  =======    =======    =======         ======
-------------------------------------------------------------------------------

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

-------------------------------------------------------------------------------
Years ended December 31,                             2002       2001       2000
-------------------------------------------------------------------------------
NOW accounts                                        0.49%      1.05%      1.27%
Money market accounts                               2.47%      3.40%      3.70%
Savings accounts                                    1.83%      2.57%      2.79%
Certificates of deposit                             4.07%      5.36%      5.82%
                                                    -----     ------     ------
Total interest-bearing deposits                     2.76%      4.07%      4.23%
                                                    =====      =====      =====
-------------------------------------------------------------------------------
Page 22
     As of December 31, 2002, the Bank held a total of $50,256,000 in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

-------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------
Within 3 months                                                        $  5,834
3 months through 6 months                                                13,955
6 months through 12 months                                               16,651
Over 12 months                                                           13,816
                                                                         ------
Total                                                                  $ 50,256
                                                                         ======
-------------------------------------------------------------------------------

     Of all certificates of deposit, $86.0 million or 70.8% will mature by December 31, 2003.

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank
(FHLB) which are secured by stock in the FHLB, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. Advances at December 31, 2002 totaled $90,500,000, with a weighted average interest rate of 4.32% and remaining maturities ranging from five months to eight years.
     The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2002 was $19,317,000, compared to $22,424,000 on December 31, 2001, and $16,512,000 on December 31, 2000. The Bank also had a repurchase agreement with a brokerage firm at December 31, 2001 in the amount of $9,767,000, which was repaid in 2002.
     The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 2002, 2001 and 2000 were $3,548,000, $166,000 and $1,077,000, respectively.
     The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $143,553,000 at the end of May during 2002, $131,357,000 at the end of December for the year 2001, and $116,966,000 at the end of December for the year 2000. The average amount outstanding during 2002 was $122,253,000, with a weighted average interest rate of 3.68%. This compares to an average outstanding amount of $109,418,000 in 2001, with a weighted average interest rate of 4.59%. The average balance outstanding on the Bank's borrowed funds for the year ended December 31, 2000 was $107,044,000, with a weighted average interest rate of 6.10%.







Page 23
Contractual Obligations

The following table sets forth the contractual obligations of the Company as of December 31, 2002:

-------------------------------------------------------------------------------
                                     Less than        1-3       4-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 113,365     50,865     23,000    12,000      27,500
Operating leases                313         78        136        91           8
Certificates of deposit     121,425     86,017     26,093     9,315           -
                            -------    -------     ------    ------      ------
Total                     $ 235,103    136,960     49,229    21,406      27,508
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  64,665     65,665          -         -           -
-------------------------------------------------------------------------------

Capital Resources

Capital at December 31, 2002 was sufficient to meet the requirements of regulatory authorities. Average equity to average assets was 8.49% in 2002, versus 8.55% in 2001. Leverage capital of the Company, or total shareholders' equity divided by average total assets less goodwill and any net unrealized gain or loss on securities available for sale, stood at 8.19% on December 31, 2002, versus 8.56% in 2001.
    At December 31, 2002, the Company had tier-one risk-based capital of 12.32% and tier-two risk-based capital of 13.45%, versus 12.88% and 13.95%, respectively, in 2001. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
    During 2002, the Company declared cash dividends of $0.23 per share for the first quarter, $0.24 per share for the second quarter, $0.25 per share for the third quarter, and $0.26 per share for the fourth quarter. The Company's dividend payout ratio was 36.16% of earnings in 2002, 35.65% in 2001, and 34.20% in 2000.
    In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2003 will be that year's net income plus $7,043,000. A total of $2,363,000 in dividends was declared in 2002.
     In 2002, 43,200 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $294,000. The Company also purchased 32,067 shares of common stock for total consideration of $945,000, of which 12,185 shares were reissued via employee stock programs during the year.
     Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Page 24
Capital Purchases

     In 2002, the Company made capital purchases totaling $1,222,000. This cost will be amortized over an average of seventeen years, adding approximately $75,000 to pre-tax operating costs per year. The capital purchases included primarily real estate improvements for Branch premises and equipment related to technology.

Investment Management and Fiduciary Activities

As of December 31, 2002, Pemaquid Advisors, the Bank's private banking and investment management division, had assets with a market value of $118,995,000 under management. This amount consisted of 628 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2001 when 597 accounts with market value of $126,486,000 were under management. The decline in value of assets under management was in proportion to the average market value decline seen throughout the equity markets in 2002.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes that changes in assumptions, especially in discount rates, will not have a significant impact on the Company's future operating results or financial condition.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions," amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations." This Statement had no impact on the Company's consolidated financial condition and results of operations.
    SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," contains enhanced disclosure requirements for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Adoption of the Statement in 2002 had no impact on the Company's consolidated financial condition and results of operations.
     Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for the fiscal year beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. Adoption of this Statement had no impact on the Company's consolidated financial condition and results of operations.










Page 25
Liquidity

As of December 31, 2002, the Bank had primary sources of liquidity of $55.3 million, or 11.2% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy.
     The Bank's principal sources of funds are deposits, cash and due from banks, federal funds sold, loan and interest payments, loan and investment maturities, and borrowed funds from the Federal Home Loan Bank. To compensate for the seasonal flow in its deposit structure, the Bank maintains adequate funding for its loan portfolio by monitoring maturities within its investment portfolio and utilizing advances from the Federal Home Loan Bank or entering into securities repurchase agreements.
     Through the Federal Home Loan Bank, the Bank has a credit line of $8.0 million for overnight borrowings, plus short-term and long-term advance capacity of $132.5 million. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.
     Deposits grew during 2002, ending the year at $334.2 million. The growth was primarily in core deposits. Because of the liquidity provided in part by the increase in core deposits, Management allowed certificates of deposit from non-local sources to mature without renewal. These funds are typically available to the Bank to meet future liquidity needs. Management has not seen any recent significant deposit trends which would have a material effect on the Bank's liquidity position.
     At December 31, 2002, the Company had a net unrealized gain of $2,170,000 (net of $1,118,000 in deferred income taxes) on available for sale securities. This unrealized gain is in line with Management's expectations given the drop in interest rates experienced in 2002. While the Bank maintains an available for sale portfolio of securities to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose.


























Page 26
Quarterly Information

The following tables provides unaudited financial information by quarter for each of the past two years:

-------------------------------------------------------------------------------
Dollars in thousands              2002 Q1     2002 Q2     2002 Q3     2002 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                            $   7,829       9,573      26,304      23,506
Investments                       107,200     128,350     124,104     122,073
Net loans                         303,637     323,315     329,497     330,987
Other assets                       18,053      17,384      17,343      17,502
                                  -------     -------     -------     -------
   Total assets                 $ 436,719     478,622     497,248     494,068
                                  =======     =======     =======     =======
Deposits                        $ 276,397     308,294     336,800     334,224
Borrowed funds                    118,763     126,734     113,975     113,365
Other liabilities                   3,424       3,691       4,359       3,784
Shareholders' equity               38,135      39,903      42,114      42,695
                                  -------     -------     -------     -------
   Total liabilities & equity   $ 436,719     478,622     497,248     494,068
                                  =======     =======     =======     =======
Income Statements
Interest income                 $   7,154       7,403       7,513       7,237
Interest expense                    2,992       3,077       3,174       2,961
                                  -------     -------     -------     -------
   Net interest income              4,162       4,326       4,339       4,276
   Provision for loan losses          410         280         255         378
                                  -------     -------     -------     -------
Net interest income
  after provision                   3,752       4,046       4,084       3,898
Non-interest income                   919       1,017       1,368       1,647
Non-interest expense                2,619       2,709       3,041       3,176
                                  -------     -------     -------     -------
   Income before taxes              2,052       2,354       2,411       2,369
Income taxes                          579         708         722         670
                                  -------     -------     -------     -------
   Net income                   $   1,473       1,646       1,689       1,699
                                  =======     =======     =======     =======
Basic earnings per share        $    0.62        0.69        0.70        0.70
Diluted earnings per share      $    0.60        0.66        0.68        0.70
-------------------------------------------------------------------------------
















Page 27
-------------------------------------------------------------------------------
Dollars in thousands              2001 Q1     2001 Q2     2001 Q3     2001 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                            $   6,897      11,121      13,447      10,894
Investments                       114,491     111,102     105,791     108,186
Net loans                         270,776     279,876     285,515     298,770
Other assets                       15,511      16,826      16,951      16,616
                                  -------     -------     -------     -------
   Total assets                 $ 407,675     418,925     421,704     434,466
                                  =======     =======     =======     =======
Deposits                        $ 240,973     281,370     277,733     262,689
Borrowed funds                    128,867      99,353     102,696     131,357
Other liabilities                   3,288       2,980       4,297       3,086
Shareholders' equity               34,547      35,222      36,978      37,334
                                  -------     -------     -------     -------
   Total liabilities & equity   $ 407,675     418,925     421,704     434,466
                                  =======     =======     =======    ========
Income Statements
Interest income                 $   7,536       7,635       7,541       7,350
Interest expense                    4,173       3,975       3,663       3,220
                                  -------     -------     -------     -------
   Net interest income              3,363       3,660       3,878       4,130
   Provision for loan losses          195         280         215         540
                                    -----     -------     -------     -------
Net interest income
  after provision                   3,168       3,380       3,663       3,590
Non-interest income                   740         942       1,153       1,063
Non-interest expense                2,212       2,296       2,776       2,694
                                    -----     -------     -------     -------
   Income before taxes              1,696       2,026       2,040       1,959
Income taxes                          489         595         594         550
                                    -----     -------     -------     -------
   Net income                   $   1,207       1,431       1,446       1,409
                                  =======     =======     =======     =======
Basic earnings per share        $    0.51        0.60        0.61        0.58
Diluted earnings per share      $    0.50        0.58        0.59        0.57
-------------------------------------------------------------------------------





















Page 28
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Asset/Liability Management

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was 4.0% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
     The Company's summarized static gap, as of December 31, 2002, is presented in the following table:






















Page 29
-------------------------------------------------------------------------------
                                          0-90      91-365      1-5        5+
Dollars in thousands                      days        days    years     years
-------------------------------------------------------------------------------
Overnight funds sold                 $   9,325           -        -         -
Investment securities at
  amortized cost                        22,168      18,182   44,390    34,046
Loans held for sale                         22         101      844     1,646
Loans                                  128,110      58,026  118,464    27,474
Other interest-earning assets                -       4,468        -         -
Non-rate-sensitive assets                    -           -        -    26,802
                                     ---------      ------  -------    ------
Total assets                         $ 159,625      80,777  163,698    89,968
                                     ---------      ------  -------    ------
Interest-bearing deposits              100,803      66,054   35,370   106,513
Borrowed funds                          22,739      28,125   35,000    27,501
Non-rate-sensitive liabilities
  and equity                               650       2,100   15,000    54,213
                                      --------      ------   ------    ------
Total liabilities and equity         $ 124,192      96,279   85,370   188,227
                                      --------      ------   ------   -------
Period gap                            $ 35,433     (15,502)  78,328   (98,259)
                                     =========      ======   ======    ======
Percent of total assets                    7.2%       (3.1%)    5.9%    (19.9%)
Cumulative gap (current)             $  35,433      19,931   98,259         -
Percent of total assets                    7.2%        4.0%    19.9%      0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent simulation model projects net interest income would increase by approximately 0.8% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and increase by approximately 0.2% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.5% in a falling rate scenario and decrease by 1.3% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 2002 and 2001 is presented in the following table:

Page 30
-------------------------------------------------------------------------------
Changes in Net Interest Income                                 2002       2001
-------------------------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%                     +0.8%       n/a
Projected change if rates decrease by 2.0%                      n/a       -0.6%
Projected change if rates increase by 2.0%                     +0.2%      +0.6%
-------------------------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%                     +1.5%       n/a
Projected change if rates decrease by 2.0%                      n/a       -0.5%
Projected change if rates increase by 2.0%                     -1.3%      -5.6%
-------------------------------------------------------------------------------

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2002, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2002, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain constant for much of 2003 and believes that the current level of interest rate risk is acceptable.

Forward-Looking Statements

Certain disclosures in Management's Discussion of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, assumptions concerning the level of future interest rates, general local, regional and national economic conditions, competitive pressures, prepayments on loans and investments, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks and uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business.



Page 31
ITEM 8. Financial Statements and Supplementary Data


Report of Management


The Management of First National Lincoln Corporation is responsible for the preparation, content, and integrity of the financial statements and other statistical data presented in this report. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include amounts based on Management's best estimates and judgment. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the financial statements.

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



/s/Daniel R. Daigneault                      /s/F. Stephen Ward

Daniel R. Daigneault                         F. Stephen Ward
President & Chief Executive Officer          Treasurer & Chief Financial
Officer


















Page 32
Berry, Dunn, McNeil & Parker
Certified Public Accountants







Independent Auditors' Report



The Board of Directors and Shareholders
First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.


/s/Berry, Dunn, McNeil and Parker

Portland, Maine
January 31, 2003













Page 33
Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
As of December 31,                                     2002               2001
-------------------------------------------------------------------------------
Assets
Cash and due from banks                       $  14,181,000      $  10,894,000
Overnight funds sold                              9,325,000                  -
                                                -----------        -----------
Cash and cash equivalents                        23,506,000         10,894,000
                                                -----------        -----------
Securities available for sale                    56,410,000         50,914,000
Securities to be held to maturity,
  market value of $67,421,000
  at December 31, 2002 and
  $56,921,000 at December 31, 2001               65,663,000         57,272,000
Loans held for sale at cost,
  which approximates market value                 2,613,000            466,000
Loans                                           332,074,000        301,304,000
Less allowance for loan losses                    3,700,000          3,000,000
                                                -----------        -----------
Net loans                                       328,374,000        298,304,000
                                                -----------        -----------
Accrued interest receivable                       2,642,000          2,635,000
Bank premises and equipment                       7,833,000          7,563,000
Other real estate owned                             255,000            202,000
Other assets                                      6,772,000          6,216,000
                                                -----------        -----------
Total assets                                  $ 494,068,000      $ 434,466,000
                                                ===========        ===========




























Page 34
Consolidated Balance Sheets, concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
As of December 31,                                     2002               2001
-------------------------------------------------------------------------------

Liabilities
Demand deposits                               $  25,484,000      $  22,496,000
NOW deposits                                     46,989,000         43,644,000
Money market deposits                            80,805,000         15,878,000
Savings deposits                                 59,521,000         46,855,000
Certificates of deposit (including
  certificates of $100,000 or more
  of $50,256,000 in 2002 and
  $53,909,000 in 2001)                          121,425,000        133,816,000
                                                -----------        -----------
Total deposits                                  334,224,000        262,689,000
Borrowed funds                                  113,365,000        131,357,000
Other liabilities                                 3,784,000          3,086,000
                                                -----------        -----------
Total liabilities                               451,373,000        397,132,000
                                                -----------        -----------
Commitments and contingent liabilities
  (notes 12, 13 and 17)
Shareholders' equity
Common stock, one cent par value                     25,000             25,000
Additional paid-in capital                        4,687,000          4,687,000
Retained earnings                                38,322,000         34,030,000
Accumulated other comprehensive income
  Net unrealized gain on
   securities available for sale, net of
   tax of  $1,118,000 in 2002 and
   $404,000 in 2001                               2,170,000            784,000
Treasury stock, at cost,
  66,577 shares in 2002
  and 89,895 shares in 2001                      (2,509,000)        (2,192,000)
                                                -----------        -----------
Total shareholders' equity                       42,695,000         37,334,000
                                                -----------        -----------
Total liabilities and shareholders'
  equity                                      $ 494,068,000      $ 434,466,000
                                                ===========        ===========
-------------------------------------------------------------------------------
Common stock
Number of shares authorized                       6,000,000          6,000,000
Number of shares issued                           2,481,270          2,481,270
Number of shares outstanding                      2,414,693          2,391,375
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements








Page 35

Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2002           2001         2000
-------------------------------------------------------------------------------
Interest income
Interest and fees on loans             $ 22,154,000  $ 22,953,000  $ 21,600,000
Interest on deposits with other banks        62,000        77,000        25,000
Interest and dividends on investments
  (includes tax-exempt income
   of $1,075,000 in 2002, $926,000 in
   2001, $659,000 in 2000)                7,091,000     7,032,000     6,298,000
                                         ----------    ----------    ----------
Total interest income                    29,307,000    30,062,000    27,923,000
                                         ----------    ----------    ----------
Interest expense
Interest on deposits                      7,702,000    10,006,000     8,625,000
Interest on borrowed funds                4,502,000     5,025,000     6,528,000
                                         ----------    ----------    ----------
Total interest expense                   12,204,000    15,031,000    15,153,000
                                         ----------    ----------    ----------
Net interest income                      17,103,000    15,031,000    12,770,000
Provision for loan losses                 1,323,000     1,230,000       700,000
                                         ----------    ----------    ----------
Net interest income after provision
  for loan losses                        15,780,000    13,801,000    12,070,000
                                         ----------    ----------    ----------
Other operating income
Fiduciary and investment
  management income                         728,000       698,000       673,000
Service charges on deposit accounts         985,000       901,000       832,000
Net realized gain on securities
  available for sale                              -        73,000             -
Other                                     3,238,000     2,226,000     1,462,000
                                         ----------    ----------    ----------
Total other operating income              4,951,000     3,898,000     2,967,000
                                         ----------    ----------    ----------
Other operating expenses
Salaries and employee benefits            5,766,000     4,903,000     4,334,000
Occupancy expense                           738,000       573,000       478,000
Furniture and equipment expense           1,286,000     1,023,000       750,000
Other                                     3,755,000     3,479,000     2,975,000
                                         ----------    ----------    ----------
Total other operating expenses           11,545,000     9,978,000     8,537,000
                                         ----------    ----------    ----------
Income before income taxes                9,186,000     7,721,000     6,500,000
Income tax expense                        2,679,000     2,228,000     1,893,000
                                         ----------    ----------    ----------
Net income                             $  6,507,000   $ 5,493,000   $ 4,607,000
                                         ==========    ==========    ==========







Page 36
Consolidated Statements of Income, concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2002           2001         2000
-------------------------------------------------------------------------------

Basic earnings per share               $       2.71   $       2.30         1.93
Diluted earnings per share             $       2.64   $       2.24         1.89
Cash dividends declared per share      $       0.98   $       0.82         0.66
Weighted average number of
  shares outstanding                      2,404,965      2,384,402    2,384,356
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements












































Page 37

Consolidated Statements of Changes in Shareholders' Equity
First National Lincoln Corporation and Subsidiary

--------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
--------------------------------------------------------------------------------------------------------
                                                               Net
                                                               unrealized
                                                               gain (loss)                 Total
                 Number of              Additional             on securities               share-
                 common       Common    paid-in     Retained   available      Treasury     holders'
                 shares       stock     capital     earnings   for sale       Stock        Equity
--------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  1999           2,370,047    $25,000   $4,687,000  $27,463,000 $(1,319,000)  $(2,194,000) $28,662,000
                 =========     ======    =========   ==========  ===========   ==========   ==========
Net income               -          -            -    4,607,000           -             -    4,607,000
Net unrealized
   gain on
   securities
   available for
   sale, net of
   tax expense
   of $784,000           -          -            -            -   1,522,000             -    1,522,000
                 ---------     ------    ---------   ----------  ----------    ----------   ----------
Comprehensive
   income                -          -            -    4,607,000   1,522,000             -    6,129,000
Cash dividends
   declared              -          -            -   (1,575,000)          -             -   (1,575,000)
Treasury stock
   purchases       (20,613)         -            -            -           -      (316,000)    (316,000)
Treasury stock
   sales            29,179          -            -            -           -       260,000      260,000
                 ---------     ------    ---------   ----------  ----------    ----------   ----------
Balance at
  December 31,
  2000           2,378,613     25,000    4,687,000   30,495,000     203,000    (2,250,000)  33,160,000
                 =========     ======    =========   ==========  ==========    ==========   ==========


















Page 38
Consolidated Statements of Changes in Shareholders' Equity, continued
First National Lincoln Corporation and Subsidiary

--------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
--------------------------------------------------------------------------------------------------------
                                                                Net
                                                                unrealized
                                                                gain (loss)                Total
                 Number of               Additional             on securities              share-
                 common        Common     paid-in    Retained   available      Treasury    holders'
                 shares        stock      capital    earnings   for sale       Stock       Equity
--------------------------------------------------------------------------------------------------------
Balance at
   December 31,
  2000           2,378,613     25,000    4,687,000   30,495,000     203,000    (2,250,000) 33,160,000
                 =========     ======    =========   ==========    ========    ==========  ==========

Net income               -          -            -    5,493,000           -             -   5,493,000
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $299,000               -          -            -           -      581,000             -     581,000
                 ---------     ------    ---------   ----------   ---------    ----------   ---------
Comprehensive
  income                 -          -            -    5,493,000     581,000             -   6,074,000
Cash dividends
  declared               -          -            -   (1,958,000)          -             -  (1,958,000)
Treasury stock
  purchases        (13,953)         -            -            -           -      (254,000)   (254,000)
Treasury stock
  sales             26,715          -            -            -           -       312,000     312,000
                 ---------     ------    ---------   ----------    --------    ----------   ---------
Balance at
  December 31,
  2001           2,391,375     25,000   4,687,000    34,030,000     784,000    (2,192,000) 37,334,000
                 =========     ======   =========    ==========    ========    ==========  ==========



















Page 39
Consolidated Statements of Changes in Shareholders' Equity, concluded
First National Lincoln Corporation and Subsidiary

--------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
--------------------------------------------------------------------------------------------------------
                                                               Net
                                                               unrealized
                                                               gain (loss)                 Total
                Number of               Additional             on securities               share-
                common         Common   paid-in     Retained   available       Treasury    holders'
                shares         stock    capital     earnings   for sale        Stock       Equity
--------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  2001          2,391,375      25,000   4,687,000   34,030,000      784,000    (2,192,000) 37,334,000
                =========      ======   =========   ==========      =======     =========  ==========
Net income              -           -           -    6,507,000            -             -   6,507,000
Net unrealized
   gain on
   securities
   available for
   sale, net of
   tax expense of
   $714,000             -           -           -            -    1,386,000             -   1,386,000
                ---------      ------   ---------   ----------    ---------     ---------   ---------
Comprehensive
   income               -           -           -    6,507,000    1,386,000             -   7,893,000
Cash dividends
   declared             -           -           -   (2,363,000)           -             -  (2,363,000)
Treasury stock
   purchases      (32,067)          -           -            -            -      (945,000)   (945,000)
Treasury stock
   sales           55,385           -           -            -            -       628,000     628,000
Tax benefit of
   disqualifying
   disposition
   of shares            -           -           -      148,000            -             -     148,000
                ---------      -----    --------    ----------    ---------     ---------   ---------
Balance at
   December 31,
   2002         2,414,693     $25,000  $4,687,000  $38,322,000   $2,170,000   $(2,509,000)$42,695,000
               ==========      ======   =========   ==========    =========    ==========  ==========

The accompanying footnotes are an integral part of these consolidated financial statements














Page 40
Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2002         2001          2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $  6,507,000  $ 5,493,000    $4,607,000
Adjustments to reconcile net income
  to net cash
  provided by operating activities:
Depreciation                                952,000      774,000       675,000
Deferred income taxes                      (255,000)           -       148,000
Provision for loan losses                 1,323,000    1,230,000       700,000
Loans originated for resale             (42,531,000) (18,451,000)   (3,426,000)
Proceeds from sales of loans             40,384,000   17,985,000     3,553,000
Net gain on sale of credit card portfolio  (219,000)           -             -
Net gain on sale or call of securities
  available for sale                              -      (73,000)            -
Losses on other real estate owned                 -       55,000         5,000
Net change in other assets and
  accrued interest receivable              (308,000)     485,000    (1,540,000)
Net change in other liabilities              30,000      119,000       223,000
Net accretion of discount
  on investments                           (604,000)    (278,000)     (147,000)
                                         -----------  ----------    ----------
Net cash provided by operating
  activities                              5,279,000    7,339,000     4,798,000
                                         -----------  ----------    ----------

Cash flows from investing activities:
Proceeds from sales, maturities
  and calls of securities
  available for sale                      2,255,000   17,629,000     1,496,000
Proceeds from maturities and calls
  of securities to be held to maturity   40,172,000   31,025,000     4,556,000
Proceeds from sales of other real
  estate owned                               15,000      537,000        35,000
Net proceeds from sale of
  credit card portfolio                   2,718,000            -             -
Purchases of securities available
  for sale                               (5,581,000)  (4,585,000)  (19,952,000)
Purchases of securities to be
  held to maturity                      (48,029,000) (45,804,000)     (868,000)
Net increase in loans                   (33,960,000) (37,344,000)  (32,897,000)
Capital expenditures                     (1,222,000)  (2,985,000)     (509,000)
                                         -----------  ----------    ----------
Net cash used in investing activities   (43,632,000) (41,527,000)  (48,139,000)
                                         -----------  ----------    ----------










Page 41
Consolidated Statements of Cash Flows, concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2002         2001        2000
-------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in
  demand deposits, savings,
  and money market accounts              83,926,000   17,733,000    (1,276,000)
Net increase (decrease) in
  certificates of deposit               (12,391,000)  (9,610,000)   50,384,000
Advances on long-term borrowings         24,000,000   51,500,000    15,000,000
Repayments on long-term borrowings                -   (7,114,000)   (5,440,000)
Net decrease in short-term borrowings   (41,992,000) (15,948,000)  (11,689,000)
Purchase of treasury stock                 (945,000)    (254,000)     (316,000)
Proceeds from sale of treasury stock        628,000      312,000       260,000
     Dividends paid                      (2,261,000)  (1,861,000)   (1,479,000)
                                         ----------   ----------    ----------
Net cash provided by
  financing activities                   50,965,000   34,758,000    45,444,000
                                         ----------   ----------    ----------
Net increase in cash and
  cash equivalents                       12,612,000      570,000     2,103,000
Cash and cash equivalents
  at beginning of year                   10,894,000   10,324,000     8,221,000
                                        -----------   ----------    ----------
Cash and cash equivalents
  at end of year                       $ 23,506,000  $10,894,000   $10,324,000
                                         ==========   ==========    ==========
Interest paid                          $ 12,228,000  $15,003,000   $14,911,000
Income taxes paid                         2,668,000    2,526,000     1,935,000
Non-cash transactions:
Loans transferred to
    other real estate owned                 (68,000)    (438,000)      (60,000)
Change in unrealized gain (loss) on
    available for sale securities         2,100,000      880,000     2,306,000
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements


















Page 42
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of First National Lincoln Corporation conform to U.S. generally accepted accounting principles and to general practice within the banking industry. The following is a description of the significant policies.

Principles of Consolidation
     The consolidated financial statements include the accounts of First National Lincoln Corporation (the Company) and its wholly-owned subsidiary, The First National Bank of Damariscotta (the Bank). All intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities
     Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities.
     Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes.
    Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Company has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts.



Page 43
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specific security sold.

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

Allowance for Loan Losses
     Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be adequate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.
     In determining the appropriate level of allowance for loan losses, Management takes into consideration the following factors: reviews of individual non-performing loans and performing watch-report loans, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. Loans more than 30 days past due are considered delinquent. Although Management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.
     Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

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

Other Real Estate Owned (OREO)
     Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at the lower of cost or fair market value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. An allowance for losses on OREO is maintained for subsequent valuation adjustments on a specific property basis.

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


Page 45
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Stock Options
     The Company established a stock option plan in 1995. Under the plan, the Company may grant options to its employees for up to 200,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option's maximum term is ten years from the date of grant.
     The Company applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

-------------------------------------------------------------------------------
                                              2002           2001          2000
-------------------------------------------------------------------------------
Net income
   As reported                         $ 6,507,000      5,493,000     4,607,000
   Value of option grants, net of tax       60,000              -        11,000
   Pro forma                             6,447,000      5,493,000     4,596,000
-------------------------------------------------------------------------------
Basic earnings per share
   As reported                                2.71           2.30          1.93
   Value of option grants, net of tax         0.03              -             -
   Pro forma                                  2.68           2.30          1.93
-------------------------------------------------------------------------------
Diluted earnings per share
   As reported                                2.64           2.24          1.89
   Value of option grants, net of tax         0.02              -          0.01
   Pro forma                                  2.62           2.24          1.88
-------------------------------------------------------------------------------

     The fair market value of options granted, net of tax, was $60,000 in 2002, and $11,000 in 2000. No options were granted in 2001. The weighted average fair market value of options granted was $8.32 in 2002 and $3.24 in 2000. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.22 in 2002 and $0.18 in 2000, risk-free interest rate of 1.59% in 2002 and 6.00% in 2000, volatility of 37.73% in 2002 and 25.11% in 2000, and an expected life of 10 years.

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


Page 46
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Effect of New Financial Accounting Standards
     Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions," amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations." This Statement had no impact on the Company's consolidated financial condition and results of operations.
     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," contains enhanced disclosure requirements for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Adoption of the Statement in 2002 had no impact on the Company's consolidated financial condition and results of operations.
     Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for the fiscal year beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. Adoption of this Statement had no impact on the Company's consolidated financial condition and results of operations.

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2002 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $4,056,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.





















Page 47
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2002 and 2001:

-----------------------------------------------------------------------------------------------------------------
                                            Amortized        Unrealized        Unrealized        Fair Value
December 31, 2002                                Cost             Gains            Losses        (Estimated)
-----------------------------------------------------------------------------------------------------------------
Securities available for sale:
Mortgage-backed securities               $  6,275,000           152,000           (30,000)        6,397,000
State and political subdivisions           13,899,000           727,000                 -        14,626,000
Corporate securities                       25,860,000         2,531,000          (103,000)       28,288,000
Federal Home Loan Bank stock                6,195,000                 -                 -         6,195,000
Federal Reserve Bank stock                     53,000                 -                 -            53,000
Other equity securities                       841,000            21,000           (11,000)          851,000
                                           ----------         ---------           -------        ----------
                                         $ 53,123,000         3,431,000          (144,000)       56,410,000
                                           ==========         =========           =======        ==========
Securities to be held to maturity
U.S. Treasury and agency                 $ 30,952,000           923,000                 -        31,877,000
Mortgage-backed securities                 16,090,000           445,000           (78,000)       16,456,000
State and political subdivisions           12,032,000           508,000           (22,000)       12,518,000
Corporate securities                        6,589,000                 -           (18,000)        6,570,000
                                           ----------         ---------           -------        ----------
                                         $ 65,663,000         1,876,000          (118,000)       67,421,000
                                           ==========         =========           =======        ==========
-----------------------------------------------------------------------------------------------------------------
                                            Amortized        Unrealized        Unrealized        Fair Value
December 31, 2001                                Cost             Gains            Losses        (Estimated)
-----------------------------------------------------------------------------------------------------------------
Securities available for sale:
Mortgage-backed securities               $  2,395,000            75,000          ( 45,000)        2,425,000
State and political subdivisions           13,821,000           198,000          (249,000)       13,770,000
Corporate securities                       26,647,000         1,419,000          (205,000)       27,861,000
Federal Home Loan Bank stock                6,005,000                 -                 -         6,005,000
Federal Reserve Bank stock                     53,000                 -                 -            53,000
Other equity securities                       805,000            12,000           (17,000)          800,000
                                           ----------         ---------          --------        ----------
                                         $ 49,726,000         1,704,000          (516,000)       50,914,000
                                           ==========         =========           =======        ==========
Securities to be held to maturity
U.S. Treasury and agency                   35,444,000            73,000          (422,000)       35,095,000
Mortgage-backed securities                 13,851,000           201,000          (263,000)       13,789,000
State and political subdivisions            6,393,000           147,000          (112,000)        6,428,000
Corporate securities                        1,584,000            43,000           (18,000)        1,609,000
                                            ---------         ---------           -------        ----------
                                         $ 57,272,000           464,000          (815,000)       56,921,000
                                           ==========         =========           =======        ==========
-----------------------------------------------------------------------------------------------------------------






Page 48
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The contractual maturities of investment securities at December 31, 2002 are shown below. For purposes of this table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral.

-------------------------------------------------------------------------------
                              Securities                  Securities to be
                          available for sale:             held to maturity:
                        -------------------------    -------------------------
                        Amortized     Fair Value     Amortized     Fair Value
                              Cost     (Estimated)         Cost    (Estimated)
-------------------------------------------------------------------------------
Due in 1 year or less  $   500,000        502,000        27,000        26,000
Due in 1 to 5 years      9,385,000     10,277,000       125,000       125,000
Due in 5 to 10 years    15,004,000     16,510,000    12,750,000    13,202,000
Due after 10 years      21,145,000     22,022,000    52,761,000    54,068,000
Equity securities        7,089,000      7,099,000             -             -
                        ----------     ----------    ----------    ----------
                       $53,123,000     56,410,000    65,663,000    67,421,000
                        ==========     ==========    ==========    ==========
-------------------------------------------------------------------------------

     At December 31, 2002 securities carried at $44,327,000, with a fair value of $44,714,000, were pledged to secure borrowings from the Federal Home Loan Bank, public deposits, and for other purposes as required by law.
     Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. Information regarding gains and losses arising from the sales and calls of securities available for sale is summarized below:

-------------------------------------------------------------------------------
                                                2002           2001       2000
-------------------------------------------------------------------------------
Proceeds from sales and calls             $        -      1,000,000          -
                                               =====      =========      =====
Gross gains                                        -         73,000          -
Gross losses                                       -              -          -
                                               -----      ---------      -----
Net gain                                           -         73,000          -
                                               =====      =========      =====
Related income taxes                      $        -         25,000          -
-------------------------------------------------------------------------------

     The realized gain on securities in 2001 was the result of a security which was called at par value by the issuer.









Page 49
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 4. Loan Servicing

At December 31, 2002 and 2001, the Bank serviced loans for others totaling $70,097,000 and $46,723,000, respectively. Net gains from the sale of loans totaled $482,000 in 2002, $161,000 in 2001 and $47,000 in 2000.
     In 2002, mortgage servicing rights of $315,000 were capitalized, and amortization for the year totaled $183,000. After deducting for a valuation allowance of $190,000, at December 31, 2002, mortgage servicing rights had a fair value of $303,000, which is included in other assets. In 2001, mortgage servicing rights of $245,000 were capitalized, and amortization for the year totaled $95,000. After deducting for a valuation allowance of $127,000, at December 31, 2001, mortgage servicing rights had a fair value of $234,000.

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 2002 and 2001:

-------------------------------------------------------------------------------
                                                           2002            2001
-------------------------------------------------------------------------------
Real estate loans
     Residential                                  $ 174,070,000     159,743,000
     Commercial                                      37,082,000      32,638,000
Commercial and industrial loans                      82,504,000      68,378,000
State and municipal loans                             9,474,000       7,296,000
Consumer loans                                       27,925,000      30,727,000
Residential construction loans                        1,019,000       2,522,000
                                                    -----------     -----------
Total loans                                       $ 332,074,000     301,304,000
                                                    ===========     ===========
-------------------------------------------------------------------------------

     Loan balances include net deferred loan costs of $807,000 in 2002 and $681,000 in 2001.
     At December 31, 2002 and 2001, loans on non-accrual status totaled $1,070,000 and $667,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $108,000 for 2002, $77,000 for 2001 and $185,000 for 2000. Loans past due greater than 90 days which are accruing interest totaled $406,000 at December 31, 2002 and $452,000 at December 31, 2001. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.














Page 50
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Transactions in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------
                                                2002        2001          2000
-------------------------------------------------------------------------------
Balance at beginning of year             $ 3,000,000    2,301,000    2,035,000
Provision charged to operating
  expenses                                 1,323,000    1,230,000      700,000
                                           ---------    ---------    ---------
                                           4,323,000    3,531,000    2,735,000
                                           ---------    ---------    ---------
Loans charged off                           (724,000)    (635,000)    (557,000)
Recoveries on loans                          101,000      104,000      123,000
                                            ---------    ---------    ---------
Net loans charged off                       (623,000)    (531,000)    (434,000)
                                           ---------    ---------     ---------
Balance at end of year                   $ 3,700,000    3,000,000    2,301,000
                                           =========    =========    =========
-------------------------------------------------------------------------------

Information regarding impaired loans is as follows:

-------------------------------------------------------------------------------
                                                2002         2001         2000
-------------------------------------------------------------------------------
Average investment in impaired loans     $ 1,367,000    1,055,000      654,000
Interest income recognized on
   impaired loans, including cash basis       17,000       38,000       16,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                             2002         2001
-------------------------------------------------------------------------------
Balance of impaired loans                              $1,070,000      667,000
Less portion for which no allowance
  for loan losses is allocated                           (309,000)    (247,000)
                                                        ---------      -------
Portion of impaired loan balance
  for which an allowance for loan losses
  is allocated                                            761,000      420,000
                                                        =========      =======
Portion of allowance for loan losses
  allocated to the impaired loan balance               $  297,000      202,000
-------------------------------------------------------------------------------











Page 51
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     Loans to directors, officers and employees totaled $11,730,000 at December 31, 2002 and $10,431,000 at December 31, 2001. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

-------------------------------------------------------------------------------
                                                       2002               2001
-------------------------------------------------------------------------------
Balance at beginning of year                    $ 5,925,000          7,000,000
New loans                                         3,397,000          1,892,000
Repayments                                       (2,041,000)        (2,967,000)
                                                  ---------          ---------
Balance at end of year                          $ 7,281,000          5,925,000
                                                  =========          =========
-------------------------------------------------------------------------------

Note 6. Premises and Equipment

Bank premises and equipment are carried at cost and consist of the following:

-------------------------------------------------------------------------------
                                                      2002                2001
-------------------------------------------------------------------------------
Land                                          $  1,551,000           1,309,000
Land improvements                                  444,000             414,000
Bank buildings                                   5,963,000           5,579,000
Equipment                                        7,233,000           6,730,000
                                                ----------          ----------
                                                15,191,000          14,032,000
Less accumulated depreciation                    7,358,000           6,469,000
                                                ----------          ----------
                                              $  7,833,000           7,563,000
                                                ==========          ==========
-------------------------------------------------------------------------------

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:

-------------------------------------------------------------------------------
                                                               2002       2001
-------------------------------------------------------------------------------
Real estate acquired in settlement of loans               $ 255,000    202,000
-------------------------------------------------------------------------------

Changes in the allowance for each of the three years ended December 31 were as follows:

-------------------------------------------------------------------------------
                                                    2002       2001       2000
-------------------------------------------------------------------------------
Beginning balance                                $     -     36,000     36,000
Losses charged to allowance                            -    (36,000)         -
Provision charged to income                            -          -          -
                                                   -----     ------     ------
Ending balance                                   $     -          -     36,000
                                                   =====     ======     ======
-------------------------------------------------------------------------------
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 8. Income Taxes

The current and deferred components of income tax expense were as follows:

-------------------------------------------------------------------------------
                                               2002          2001         2000
-------------------------------------------------------------------------------
Federal income tax
   Current                              $ 2,830,000     2,138,000    1,650,000
   Deferred                                (255,000)            -      148,000
                                          ---------     ---------    ---------
                                          2,575,000     2,138,000    1,798,000
State income tax                            104,000        90,000       95,000
                                          ---------     ---------    ---------
                                        $ 2,679,000     2,228,000    1,893,000
                                          =========     =========    =========
-------------------------------------------------------------------------------

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

-------------------------------------------------------------------------------
                                               2002          2001         2000
-------------------------------------------------------------------------------
Expected tax expense                    $ 3,123,000     2,625,000    2,210,000
Non-taxable income                         (484,000)     (452,000)    (431,000)
State income taxes                           69,000        59,000       63,000
Qualified housing tax credit                      -        (8,000)     (30,000)
Other                                       (29,000)        4,000       81,000
                                          ---------      --------    ---------
                                        $ 2,679,000     2,228,000    1,893,000
                                          =========     =========    =========
-------------------------------------------------------------------------------

     Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31 are as follows:

-------------------------------------------------------------------------------
                                                            2002          2001
-------------------------------------------------------------------------------
Allowance for loan losses and OREO                   $ 1,092,000       887,000
Deferred loan fees                                      (329,000)     (285,000)
Accrued pension and post-retirement                      281,000       240,000
Depreciation                                             (93,000)     (111,000)
Unrealized gain on securities
  available for sale                                  (1,118,000)     (404,000)
Mortgage servicing rights                               (103,000)      (80,000)
Other assets                                             (14,000)     (102,000)
Other liabilities                                          6,000        36,000
                                                       ---------       -------
Net deferred income tax asset (liability)            $  (278,000)      181,000
                                                       =========       =======
-------------------------------------------------------------------------------


Page 53
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     These amounts are included in other assets on the balance sheets, except for the deferred tax liability on unrealized gains on securities available for sale which is included in other liabilities. The deferred income tax asset and liability at December 31, 2002 and 2001 are as follows:

-------------------------------------------------------------------------------
                                                            2002          2001
-------------------------------------------------------------------------------
Asset                                                $ 1,379,000     1,163,000
                                                       =========     =========
Liability                                            $ 1,657,000       982,000
                                                       =========     =========
-------------------------------------------------------------------------------

     No valuation allowance is deemed necessary for the deferred tax asset.

Note 9. Certificates of Deposit

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows

-------------------------------------------------------------------------------
2003                                                             $  86,017,000
2004                                                                21,398,000
2005                                                                 4,695,000
2006                                                                 4,731,000
2007                                                                 4,584,000
                                                                   -----------
Total                                                            $ 121,425,000
                                                                   ===========
-------------------------------------------------------------------------------

     Interest on certificates of deposit of $100,000 or more was $2,343,000, $3,680,000 and $2,732,000 in 2002, 2001 and 2000, respectively.

Note 10. Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Home Loan Bank, with a value of $6,195,000 at December 31, 2002 and $6,005,000 at December 31, 2001; qualifying first mortgage loans, which were valued at $155,348,000 and $153,607,000 in 2002 and 2001, respectively;
U.S. Government and Agency securities not pledged to others, which were valued at $26,620,000 in 2002 and $25,677,000 in 2001; and funds on deposit with FHLB.
     As of December 31, 2002, the Bank's total FHLB borrowing capacity was $140,468,000, of which $49,968,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2002 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.
     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under


Page 54
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

agreements to repurchase include U.S. Treasury and Agency securities with an aggregate amortized cost of $19,290,000 and $32,185,000 at December 31, 2002 and 2001, respectively, and an aggregate fair value of $19,670,000 and $32,514,000 at December 31, 2002 and 2001, respectively. Repurchase agreements have maturity dates ranging from 1 to 365 days. The Bank also has in place a $5.0 million credit line with a correspondent bank which is currently not in use.
     Borrowed funds at December 31, 2002 and 2001 have the following range of interest rates and maturity dates:

-------------------------------------------------------------------------------
December 31, 2002
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
   Maturities within one year                    4.19%-4.81%     $  28,000,000
   Maturities within two years                   2.01%-4.89%        23,000,000
   Maturities within five years                  3.99%-4.47%        12,000,000
   Maturities over five years                    3.93%-5.41%        27,500,000
                                                                   -----------
                                                                    90,500,000
Treasury Tax & Loan Notes
 (rate in effect at December 31, 2002 was 0.99%)    variable         3,548,000
Repurchase agreements
   Municipal and commercial customers            1.14%-2.65%        19,317,000
                                                                   -----------
                                                                 $ 113,365,000
                                                                   ===========
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
December 31, 2001
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
   Maturities within one year                    1.83%-2.53%     $  32,500,000
   Maturities within two years                   4.19%-4.81%        28,000,000
   Maturities within three years                 4.75%-4.89%        11,000,000
   Maturities over five years                    3.93%-5.41%        27,500,000
                                                                   -----------
                                                                    99,000,000
Treasury Tax & Loan Notes
 (rate in effect at December 31, 2001 was 1.39%)    variable           166,000
Repurchase agreements
   Municipal and commercial customers          2.25% - 3.65%        22,424,000
   Brokers                                             2.05%         9,767,000
                                                                   -----------
                                                                 $ 131,357,000
                                                                   ===========
-------------------------------------------------------------------------------







Page 55
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 11. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 50.0% of their compensation (not to exceed $11,000 if under age 50 and $12,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 3.0% of each eligible employee's compensation in 2002, 3.0% in 2001, and 2.5% in 2000.
     The expense related to the 401(k) plan was $216,000, $146,000, and $160,000 in 2002, 2001, and 2000, respectively.

Pension Plan
The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $113,000 in 2002, $141,000 in 2001, and $123,000 in 2000. As of December 31, 2002 and 2001, the accrued liability of this plan was $591,000 and $484,000, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides life insurance coverage to full-time employees who work until retirement. The Bank also provides health insurance for retired directors. None of these plans are pre-funded.
     The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.
     The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

-------------------------------------------------------------------------------
At December 31,                                           2002            2001
-------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year:            $  428,000         445,000
Service cost                                             5,000           5,000
Interest cost                                           34,000          32,000
Benefits paid                                          (52,000)        (54,000)
                                                       -------         -------
Benefit obligation at end of year                   $  415,000         428,000
                                                       =======         =======
Funded status:
Benefit obligation at end of year                   $ (415,000)       (428,000)
Unrecognized prior service cost                        (43,000)        (60,000)
Unamortized net actuarial gain                         (46,000)        (24,000)
Unrecognized transition obligation                     290,000         319,000
                                                       -------         -------
Accrued benefit cost                                $ (214,000)       (193,000)
                                                       =======         =======
-------------------------------------------------------------------------------

Page 56
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

-------------------------------------------------------------------------------
Years ended December 31,                            2002       2001       2000
-------------------------------------------------------------------------------
Components of net periodic benefit cost:
   Service cost                                 $  5,000      5,000      5,000
   Interest cost                                  34,000     32,000     32,000
   Amortization of unrecognized
     transition obligation                        29,000     29,000     29,000
   Amortization of prior service cost             (3,000)    (5,000)    (5,000)
   Amortization of accumulated gains               2,000     (2,000)    (3,000)
                                                  ------     ------     ------
Net periodic benefit cost                       $ 67,000     59,000     58,000
                                                  ======     ======     ======
Weighted average assumptions as of December 31:
Discount rate                                        7.0%       7.0%       7.0%
-------------------------------------------------------------------------------

Note 12. Shareholders' Equity

The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2002, 110,523 shares had been issued pursuant to these plans, leaving 49,477 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 5,157 shares in 2002, 7,573 shares in 2001, and 29,179 shares in 2000. Stock sold to directors and employees in 2002 was all from treasury shares.
     In 2001, the Company established a dividend reinvestment plan to allow its shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 200,000 shares were registered with the Securities Exchange Commission, and as of December 31, 2002, 9,179 shares have been issued, leaving 190,821 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 7,028 shares in 2002 and 2,151 shares in 2001. All stock sold in 2002 was from treasury shares.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted. All options expire ten years from the date of grant.










Page 57
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The following table sets forth the status of the plan as of December 31, 2002, 2001 and 2000, and changes during the years then ended:

-------------------------------------------------------------------------------
                                           Number             Weighted Average
                                        of Shares               Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 1999              178,000                     $   9.21
     Granted in 2000                        5,000                        16.50
     Exercised in 2000                    (22,000)                        6.98
     Forfeited in 2000                     (6,000)                       12.96
                                          -------                       ------
Balance at December 31, 2000              155,000                         9.62
     Exercised in 2001                    (17,000)                        7.84
                                          -------                       ------
Balance at December 31, 2001              138,000                         9.84
     Granted in 2002                       11,000                        28.00
     Exercised in 2002                    (43,200)                        6.81
     Forfeited in 2002                     (1,000)                       22.50
                                          -------                       ------
Balance at December 31, 2002              104,800                      $ 12.88
                                          =======                       ======
-------------------------------------------------------------------------------

     The number and weighted average exercise price of exercisable options was 68,300 and $9.55 at December 31, 2002, 93,500 and $8.28 at December 31, 2001,
and 81,700 and $7.45 at December 31, 2000. The range of prices for outstanding and exercisable stock options at December 31, 2002 was as follows:

-------------------------------------------------------------------------------
                                                      Weighted
                                                       Average        Weighted
                                                     Remaining         Average
                                           Number  Contractual        Exercise
                                      Outstanding         Life           Price
-------------------------------------------------------------------------------
Options Outstanding
$6.38 to $10.00                            43,000          2.4         $  7.15
$10.01 to $15.00                           24,000          4.1           10.25
$15.01 to $20.00                           23,800          6.9           17.67
$20.01 to $25.00                            3,000          6.0           22.50
$25.01 to $28.00                           11,000          9.1           28.00
                                          -------         ----          ------
                                          104,800          4.6         $ 12.88
                                          =======         ====          ======
Options Exercisable
$6.38 to $10.00                            35,000          2.3         $  6.90
$10.01 to $15.00                           24,000          4.1           10.25
$15.01 to $20.00                            8,800          7.1           17.41
$20.01 to $25.00                              500          6.0           22.50
$25.01 to $28.00                                -          9.1           28.00
                                          -------         ----          ------
                                           68,300          3.6         $  9.55
                                          =======         ====          ======
-------------------------------------------------------------------------------

Page 58
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 13. Off-Balance Sheet Financial Instruments and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments are recorded when funded. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, the Company had the following off-balance sheet financial instruments, whose contract amounts represent credit risk:

-------------------------------------------------------------------------------
                                                         2002             2001
-------------------------------------------------------------------------------
Unused lines, collateralized by
  residential real estate                        $ 22,472,000       10,445,000
Unused credit card lines                                    -       11,718,000
Other unused commitments                           30,890,000       22,367,000
Standby letters of credit                              50,000           60,000
Commitments to extend credit                       11,253,000       15,718,000
Unused portion of foreign exchange
  forward contract, US$ equivalent                          -          319,000
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



Page 59
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued


Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:
-------------------------------------------------------------------------------
                                               Income        Shares   Per-Share
For the Year Ended December 31, 2002       (Numerator) (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                    $ 6,507,000
                                            =========     =========    ========
Basic EPS: Income available to
  common shareholders                     $ 6,507,000     2,404,965    $   2.71
Effect of dilutive securities:
  incentive stock options                                    56,804
                                            ---------     ---------    --------
Diluted EPS: Income available to common
  shareholders plus assumed conversions   $ 6,507,000     2,461,769    $   2.64
                                            =========     =========    ========
-------------------------------------------------------------------------------
                                               Income        Shares   Per-Share
For the Year Ended December 31, 2001       (Numerator) (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                    $ 5,493,000
                                            =========     =========   =========
Basic EPS: Income available to
  common shareholders                     $ 5,493,000     2,384,402   $    2.30
Effect of dilutive securities:
  incentive stock options                                    70,547
                                            ---------     ---------   ---------
Diluted EPS: Income available to common
  shareholders plus assumed conversions   $ 5,493,000     2,454,949   $    2.24
                                            =========     =========   =========
-------------------------------------------------------------------------------
                                               Income        Shares   Per-Share
For the Year Ended December 31, 2000       (Numerator) (Denominator)     Amount
-------------------------------------------------------------------------------
Net income as reported                    $ 4,607,000
                                            =========     =========   =========
Basic EPS: Income available to
  common shareholders                     $ 4,607,000     2,384,356   $    1.93
Effect of dilutive securities:
  incentive stock options                                    56,752
                                            ---------     ---------   ---------
Diluted EPS: Income available to common
  shareholders plus assumed conversions   $ 4,607,000     2,441,108   $    1.89
                                            =========     =========   =========
-------------------------------------------------------------------------------

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

Cash and Cash Equivalents
The carrying values of cash, cash equivalents, due from banks and federal funds sold approximate their relative fair values.

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


Page 62
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The estimated fair values for the Company's financial instruments as of December 31, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
                               December 31, 2002           December 31, 2001
                          -------------------------   -------------------------
                             Carrying     Estimated      Carrying     Estimated
                               amount    fair value        amount    fair value
-------------------------------------------------------------------------------
Financial assets
Cash and due from banks  $ 14,181,000    14,181,000    10,894,000    10,894,000
Overnight funds sold        9,325,000     9,325,000             -             -
Securities available
  for sale                 56,410,000    56,410,000    50,914,000    50,914,000
Securities to be held
  to maturity              65,663,000    67,421,000    57,272,000    56,921,000
Loans held for sale         2,613,000     2,613,000       466,000       466,000
Loans (net of allowance
  for loan losses)        328,374,000   334,928,000   298,304,000   303,828,000
Cash surrender value
  of life insurance         4,468,000     4,468,000     4,250,000     4,250,000
Accrued interest receivable 2,642,000     2,642,000     2,635,000     2,635,000
-------------------------------------------------------------------------------
Financial liabilities
Deposits                $ 334,224,000   329,671,000   262,689,000   258,697,000
Borrowed funds            113,365,000   115,938,000   131,357,000   133,285,000
Accrued interest payable      786,000       786,000       891,000       891,000
-------------------------------------------------------------------------------


Note 16. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                               2002          2001         2000
-------------------------------------------------------------------------------
Merchant discount fees                    $ 967,000       880,000      743,000
Mortgage origination and servicing          685,000       357,000       71,000
-------------------------------------------------------------------------------

    Other operating expense includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                               2002          2001         2000
-------------------------------------------------------------------------------
Stationery and supplies                   $ 293,000       215,000      160,000
Merchant interchange fees                   681,000       620,000      551,000
Postage, freight and express                182,000       186,000      169,000
Exams and audits                            233,000       231,000      190,000
-------------------------------------------------------------------------------



Page 63
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2003 will be 2003 earnings plus retained earnings of $7,043,000 from 2002 and 2001.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.







Page 64
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

     The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

-------------------------------------------------------------------------------
                                                                    To be well-
                                                                    capitalized
                                                        For        under prompt
                                                    capital          corrective
                                                   adequacy              action
                                    Actual         purposes          provisions
-------------------------------------------------------------------------------
As of December 31, 2002
Tier 2 capital to             $ 42,086,000       26,143,000          32,679,000
   risk-weighted assets             12.88%            8.00%              10.00%
Tier 1 capital to               38,386,000       13,072,000          19,607,000
   risk-weighted assets             11.75%            4.00%               6.00%
Tier 1 capital to               38,386,000       19,667,000          24,584,000
    average assets                   7.81%            4.00%               5.00%
-------------------------------------------------------------------------------
As of December 31, 2001
Tier 2 capital to             $ 37,533,000       22,494,000          28,118,000
   risk-weighted assets             13.35%            8.00%              10.00%
Tier 1 capital to               34,533,000       11,247,000          16,871,000
   risk-weighted assets             12.28%            4.00%               6.00%
Tier 1 capital to               34,533,000       16,967,000          21,208,000
    average assets                   8.14%            4.00%               5.00%
-------------------------------------------------------------------------------

     The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

-------------------------------------------------------------------------------
                                                                    To be well-
                                                                    capitalized
                                                        For        under prompt
                                                    capital          corrective
                                                   adequacy              action
                                    Actual         purposes          provisions
-------------------------------------------------------------------------------
As of December 31, 2002
Tier 2 capital to             $ 44,070,000       26,222,000          32,778,000
   risk-weighted assets             13.45%            8.00%              10.00%
Tier 1 capital to               40,370,000       13,111,000          19,667,000
   risk-weighted assets             12.32%            4.00%               6.00%
Tier 1 capital to               40,370,000       19,707,000          24,633,000
    average assets                   8.19%            4.00%               5.00%
-------------------------------------------------------------------------------
As of December 31, 2001
Tier 2 capital to             $ 39,402,000       22,603,000          28,254,000
   risk-weighted assets             13.95%            8.00%              10.00%
Tier 1 capital to               36,402,000       11,302,000          16,952,000
   risk-weighted assets             12.88%            4.00%               6.00%
Tier 1 capital to               36,402,000       17,016,000          21,270,000
    average assets                   8.56%            4.00%               5.00%
-------------------------------------------------------------------------------

Page 65
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, continued

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

-------------------------------------------------------------------------------
Balance Sheet
December 31,                                               2002           2001
-------------------------------------------------------------------------------
Assets
Cash                                               $    560,000        656,000
Dividends receivable                                    750,000        550,000
Investments                                             766,000        750,000
Investment in subsidiary                             40,704,000     35,469,000
Other assets                                            565,000        479,000
                                                     ----------     ----------
                                                   $ 43,345,000     37,904,000
                                                     ==========     ==========
Liabilities and shareholders' equity
Dividends payable                                  $    628,000        526,000
Other liabilities                                        22,000         44,000
Shareholders' equity                                 42,695,000     37,334,000
                                                     ----------     ----------
                                                   $ 43,345,000     37,904,000
                                                     ==========     ==========
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Statements of Income
Years ended December 31,                    2002           2001           2000
-------------------------------------------------------------------------------
Investment income                    $    56,000         56,000         57,000
Operating expense                         84,000         47,000         50,000
                                       ---------      ---------      ---------
Income (loss) before Bank earnings       (28,000)         9,000          7,000
Equity in earnings of Bank:
Remitted                               2,590,000      2,200,000      1,600,000
Unremitted                             3,917,000      3,284,000      3,000,000
                                       ---------      ---------      ---------
Net income                           $ 6,507,000      5,493,000      4,607,000
                                       =========      =========      =========
-------------------------------------------------------------------------------













Page 66
First National Lincoln Corporation and Subsidiary
Notes to Consolidated Financial Statements, concluded

-------------------------------------------------------------------------------
Statements of Cash Flows
Years ended December 31,                    2002           2001           2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                           $ 6,507,000      5,493,000      4,607,000
Adjustments to reconcile net
  income to net cash
  provided by operating activities:
(Increase) decrease in other assets      (86,000)         5,000         23,000
Increase (decrease) in other
  liabilities                            (22,000)        23,000         (1,000)
Unremitted earnings of Bank           (3,917,000)    (3,284,000)    (3,000,000)
                                       ---------      ---------      ---------
Net cash provided by operating
  activities                           2,482,000      2,237,000      1,629,000
                                      ----------      ---------      ---------
Cash flows from financing activities:
Purchase of Treasury stock              (945,000)      (254,000)      (316,000)
Sale of Treasury stock                   628,000        312,000        260,000
Dividends paid                        (2,261,000)    (1,861,000)    (1,479,000)
                                       ---------      ---------      ---------
Net cash used in financing
  activities                          (2,578,000)    (1,803,000)    (1,535,000)
                                       ---------      ---------      ---------
Net increase (decrease) in cash          (96,000)       434,000         94,000
Cash, beginning of year                  656,000        222,000        128,000
                                       ---------      ---------      ---------
Cash, end of year                    $   560,000        656,000        222,000
                                       =========      =========      =========
-------------------------------------------------------------------------------

























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

The following Directors' terms expire in 2003, and each will be nominated for a re-election for a three-year term as Director expiring in 2006:

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary, since 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine. Mr. Daigneault is past Chairman of the Maine Bankers Association and past President of the Boothbay Region YMCA Board of Trustees.
     Dana L. Dow has served as a Director of the Company and the Bank since 1999. Mr. Dow is President of Dow Furniture, located in Waldoboro, Maine, which he purchased from his father in 1977 and Dow's Fine Furniture located in Rockland, Maine. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.
     Robert B. Gregory has served as a Director of the Company and the Bank since 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.

The following Directors' terms will expire in 2004:

     Bruce A. Bartlett has served as a Director of the Company since its organization in 1985 and as a Director of the Bank, since 1981. Mr. Bartlett served as President and Chief Executive Officer of the Company and the Bank until his retirement in 1994.
     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1976. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Recreation Center in Rockport. He also serves on the Five Town CSD High School Board and the SAD 28 Camden/Rockport School Board.










Page 69
The following Directors' terms will expire in 2005:

     Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as Vice President of the Boothbay Region YMCA, and is chairperson of the YMCA Annual Fund Drive.
     Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.
     David B. Soule, Jr. has served as a Director of the Company and the Bank since 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County.
     Bruce B. Tindal has served as a Director of the Company and the Bank since 1999. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal serves on the Board of Directors of the Boothbay Region Land Trust, the Lincoln County Board of Realtors and the St. Andrews Village Association. Mr. Tindal is also a member of the National Association of Realtors, the Maine Association of Realtors, the Council of Residential Specialists and the Boothbay Harbor Rotary Club.

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

























Page 70
Executive Officers

     Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices and periods served as an Executive Officer of the Company or the Bank:

-------------------------------------------------------------------------------
Name & Age(1)        Office & Position                            Period Served
-------------------------------------------------------------------------------
Daniel R. Daigneault President & Chief Executive Officer           1994 to date
50                   of the Company and of the Bank
F. Stephen Ward      Treasurer & Chief Financial Officer           1993 to date
49                   of the Company; Senior Vice President
                     and Chief Financial Officer of the
                     Bank; Principal of Pemaquid Advisors
Charles A. Wootton   Clerk of Company; Senior Vice President,      2000 to date
46                   Banking Services Officer and Senior
                     Loan Officer of the Bank
Walter F. Vietze     Senior Vice President and Senior              1984 to date
61                   Operations Officer of the Bank
Michael T. Martin    Senior Vice President and Credit              1993 to date
47                   Administration Officer of the Bank
Richard M. Elder     Vice President, Retail Services               2002 to date
37
Susan A. Norton      Vice President, Human Resources and           2002 to date
42                   Compliance
John E. Thien        Vice President, Controller                    2003 to date
53
William M. Hunter,II Managing Principal, Pemaquid Advisors         2003 to date
53
-----------------------------------------------------------------------------
(1) As of December 31, 2002

     Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since 1994. Prior to being employed by the Company and the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine.
     F. Stephen Ward has served as Treasurer & Chief Financial Officer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Down East Enterprises, Inc.
     Charles A. Wootton has been employed by the Bank since January 2000. In 2001, Mr. Wootton was promoted to Senior Vice President for Banking Services and Senior Loan Officer. From 1981 to 2000 Mr. Wootton was employed by Camden National Bank, serving as branch manager, commercial loan and business development officer. In 1996, Mr. Wootton became Vice President responsible for branch administration.
     Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank, Portland, Maine. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.
     Michael T. Martin has been employed by the Bank since 1993. In 2001, Mr. Martin was promoted to Senior Vice President for Credit Administration. He was employed by Fleet Bank from 1980 to 1992, and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.

Page 71
     Susan A. Norton became a member of the Executive Leadership Team in 2002 when she was promoted to Vice President Human Resources and Compliance. In 1995, Ms. Norton was the Assistant Compliance Officer and Education Officer. She also holds the position of Assistant Director of Strategic Planning and CRA Officer as well as being the Compliance Officer for the Company. Ms. Norton has been employed by the Bank since 1992.
     John E. Thien has been employed by the Bank since 2000. In 2001, he was promoted to Vice President, Controller. Prior to joining the Bank, Mr. Thien worked at Kingfield Bank as Chief Financial Officer.
     Richard M. Elder has served as Vice President Retail Services since 2000 and became a member of the Executive Leadership Team in 2002. Mr. Elder previously served as Manager of the Bank's Boothbay Harbor branch and Senior Commercial Loan Officer. Mr. Elder has been employed by the Bank since 1993.
     William M. Hunter, II joined the Company in 2001 with the merger of Pemaquid Advisors and White Pine Asset Management. In 2002, Mr. Hunter was named as Chief Investment Officer and in 2003 he was promoted to Managing Principal of Pemaquid Advisors. Prior to joining the Company, Mr. Hunter was Executive Vice President in charge of KeyCorp's national trust business.

     There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them in 2002.

























Page 72
ITEM 11. Executive Compensation

Executive Compensation

The table below sets forth cash compensation paid to the President & Chief Executive Officer as well as the Treasurer & Chief Financial Officer and the Senior Vice President/Senior Loan Officer during 2002, 2001 and 2000. No other Executive Officers of the Company received compensation in excess of $100,000 for the years ended December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------
Name                               Annual                             Long-Term
and                             Compensation                       Compensation
Principal                -----------------------------             ------------
Position                  Year     Salary     Bonus(1)    Other(2)   # Options
-------------------------------------------------------------------------------
Daniel R. Daigneault     2002   $ 230,000    $ 49,960    $ 19,217           -0-
President and CEO        2001   $ 195,000    $ 48,750    $ 14,660           -0-
                         2000   $ 184,000    $ 17,112    $ 14,005           -0-
-------------------------------------------------------------------------------
F. Stephen Ward          2002   $ 125,000    $ 25,000    $ 11,283           -0-
Treasurer and CFO        2001   $ 115,000    $ 10,560    $ 11,972           -0-
                         2000   $  85,000    $  8,670    $  5,387           -0-
-------------------------------------------------------------------------------
Charles A. Wootton       2002   $ 110,000    $ 22,720    $ 11,800         5,000
SVP and Senior Loan      2001   $  80,000    $ 11,200    $ 10,000           -0-
Officer                  2000   $  70,000    $  6,510    $  5,500         5,000
-------------------------------------------------------------------------------
(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.
(2) Amounts shown include contributions paid by the Company to the respective accounts of the Named Executive Officers in the 401(k) Plan. In 2002 the Company and the Bank contributed to the Bank's Savings and Investment Plan a matching amount for the salary deferred by Mr. Daigneault, Mr. Ward and Mr. Wootton equal to 3.0% of their respective earnings and a profit-sharing component of 3.0% of their respective earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $200,000. These percentages were equivalent to the 401(k) Plan match and profit sharing contributions made for all eligible employees. This figure also recognizes the value to the officers of a Company-provided vehicle.

Compensation of the Chief Executive Officer

     The Compensation Committee consists of four outside members of the Board of Directors. This Committee has the responsibility for conducting the annual evaluation and determining the compensation level of the Chief Executive Officer. The compensation of the Chief Executive Officer consists of a base salary plus a bonus, under an approved plan adopted for all employees of the Bank, and other cash bonuses which the Committee may deem appropriate based on the overall performance of the Chief Executive Officer and the achievement of prescribed goals. These goals are a combination of financial targets and corporate objectives such as implementation of the strategic plan, satisfactorily addressing issues identified as priorities by the banking regulators and overall performance of the management team and the Company. The financial goals pertain to profitability, loan and deposit growth as well as loan portfolio quality.


Page 73
     The compensation philosophy of the Company for all management personnel is to pay a competitive base salary commensurate with salaries paid by other similar financial institutions, plus a short-term incentive bonus which is tied to the achievement of certain performance goals. In 1994, the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The overall objective of the program is to shift a portion of employee compensation from base salary to performance-based payments. In 2002, total cash payout under this Stakeholder Performance Compensation program was 15.20% of the participating employees' base salaries.
     This performance compensation program's overall objective is to maximize the long-term viability of the Company and increase shareholder value. It addresses this by tying the bonus payout to multiple goals which include profitability, growth, productivity and loan quality. The guiding principle is to reach a balance of profitability, growth, productivity and loan quality which should have a positive impact on maximizing long-term shareholder value. It rewards current performance which contributes toward the achievement of long-term goals. Each year specific key performance indicators are chosen along with financial performance levels. In 2002 some of the indicators were: loan volume, deposit volume, non-performing loan levels, non-interest income, net interest income and operating expenses as a percentage of net income.
     The amount of base compensation potentially payable to the Chief Executive Officer and other executive officers was determined by reviewing independent salary surveys of compensation of officers for similar financial institutions located in New England. The committee took into consideration the actual salaries paid to Presidents and CEOs of these peer banks and the performance of the Company in comparison to this peer group in establishing the 2002 base salary for the Chief Executive Officer.
     The Chief Executive Officer is given annual goals relating to both financial performance and corporate objectives, which are established by the Committee pursuant to discussions with the Chief Executive Officer. On an annual basis, the Committee conducts a formal evaluation of the Chief Executive Officer, compares his performance to the established goals, assesses the overall performance of the Company and makes recommendations as appropriate.
     The Chief Executive Officer's base compensation for 2002 was reflective of the Company's overall financial performance in 2001, which, in the opinion of the Compensation Committee, was considered excellent. All 2001 goals set for the Chief Executive Officer were met or exceeded, which included reaching certain targets for asset growth, asset quality, and overall profitability. Taking these various factors into consideration and in recognition of his overall performance, the committee increased his base salary by $35,000 or 18.00% to $230,000 for 2002.
     The Chief Executive Officer's 2002 bonus compensation was 21.70% of base compensation, of which 15.20% was paid in accordance with the Company's Stakeholder Performance Compensation program for all employees. The additional bonus for 2002 is a reflection of the exceptional year the Company had in exceeding its financial performance goals, most notably a $1,014,000 increase in net income or 18.50% and a return on average equity of 16.34%.

         2002 Compensation Committee Members:
         Malcolm E. Blanchard, Chair
         Robert B. Gregory
         Carl S. Poole, Jr.
         Stuart G. Smith






Page 74
Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During 2002, Directors Gregory, Blanchard, Poole and Smith served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in banking transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Compensation

     Each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $500 for each meeting attended and $300 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $18,000. The Chairman of the Executive Committee also received a stipend of $4,500 in addition to meeting fees paid for meetings attended. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees paid by the Bank to its Directors as a group totaled $91,700 in 2002, but no fees are paid to Directors of the Company. President Daigneault, who is the only director who is also an officer of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.
     The Company has three standing committees of the Board of Directors:
Audit, Options and Nominating. The Bank has seven standing committees of the Board of Directors: Executive, Audit, Asset/Liability, Trust, Directors' Loan, Compensation and Nominating. Certain members of management also serve on some committees. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members, and the aggregate attendance of Board and Committee meetings by all members of the Board of Directors in 2002 was in excess of 90%.





















Page 75
Stock Option Plan

     In April 1995, the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company and to align their interest with those of the shareholders. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee which consists of four outside directors. During 2002, 11,000 stock options were granted under the 1995 Stock Option Plan. The following table sets forth the status of the Stock Option Plan as of December 31, 2002:

-------------------------------------------------------------------------------
Options approved by Shareholders                                       200,000
-------------------------------------------------------------------------------
   Options granted                                                    (194,000)
   Options forfeited                                                     7,000
-------------------------------------------------------------------------------
Ungranted options remaining                                             13,000
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Outstanding                               Weighted average           Number of
unexercised options                         exercise price             options
-------------------------------------------------------------------------------
   Exercisable                                     $  9.55              68,300
   Non-exercisable                                   19.12              36,500
-------------------------------------------------------------------------------
                                                   $ 12.88             104,800
-------------------------------------------------------------------------------

     2002 Option Committee Members:
     Malcolm E. Blanchard, Chair
     Robert B. Gregory
     Carl S. Poole, Jr.
     Stuart G. Smith


Long-Term Compensation

     Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executives and all other employees concerning grants of stock options during 2002:











Page 76
-------------------------------------------------------------------------------
Option Grants During the Year Ended December 31, 2002
-------------------------------------------------------------------------------
                               % of                        Potential realizable
                 Number of  options                      value at assumed rates
                securities  granted  Exercise             of stock appreciation
                underlying       in     price                for option term(1)
                   options   fiscal       per  Expiration ---------------------
                   granted     year   Share(2)       Date         5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault   -0-     0.0%   $   -0-           -  $     -0-  $     -0-
F. Stephen Ward        -0-     0.0%   $   -0-           -  $     -0-  $     -0-
Charles A. Wootton   5,000    45.5%   $ 28.00      4/2012  $  88,000  $ 223,000
All other employees  6,000    54.5%   $ 28.00      4/2012  $ 106,000  $ 268,000
-------------------------------------------------------------------------------
All                 11,000   100.0%   $ 28.00      4/2012  $ 194,000  $ 491,000
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

The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2002:

-------------------------------------------------------------------------------
Aggregated Option Exercises in 2002 and December 31, 2002 Option Values
-------------------------------------------------------------------------------
                                          Number of
                                   securities underlying   Value of unexercised
                                     unexercised options       in-the-money
                       Shares            at year end        options at year end
                     acquired         ------------------  ---------------------
                           on    Value   Exer-  Unexer-       Exer-     Unexer-
                     exercise realized cisable  cisable     cisable     cisable
-------------------------------------------------------------------------------
Daniel R.  Daigneault  35,000 $798,000  31,000   12,000  $  729,000  $  238,000
F. Stephen Ward           -0-      -0-  10,500    2,500     209,000      31,000
Charles A. Wootton        -0-      -0-   5,000   10,000      74,000      92,000
All other employees     8,200  165,000  21,800   12,000     486,000      91,000
-------------------------------------------------------------------------------
All optionees          43,200 $963,000  68,300   36,500  $1,498,000  $  452,000
-------------------------------------------------------------------------------









Page 77
Description of the Company's Benefit Plans

     The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 2002, 110,523 shares had been issued pursuant to these plans, leaving 49,477 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date.
     All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
     Shares issued under the employee stock purchase plan prior to September 11, 1998, were issued pursuant to exemptions from registration under Section 3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's common stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.
     The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of continuous service. Employees may contribute up to 50.0% of their compensation (not to exceed $11,000 if under age 50 and $12,000 if over age
50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan, and in 2002 this contribution equaled 3.0% of each eligible employee's compensation. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
     Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $95,000 in matching contributions and $121,000 in profit-sharing contributions to this plan in 2002. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 2002, 57,321 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.
     The Bank instituted an employee stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2002, 53,202 shares of the Company's stock had been purchased pursuant to the plan.


Page 78
     The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.
     The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The projected retirement benefit for Mr. Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The projected retirement benefit for Mr. Ward, assuming he remains employed by the Bank until normal retirement age of 65, is $61,127 per year, with such payments beginning in the year 2018. The expense for all participants in this supplemental plan was $112,000 in 2002, $141,000 in 2001, and $123,000 in 2000. As of December 31, 2002 and 2001,
the accrued liability of this plan was $591,000 and $484,000, respectively.
     On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the "Option Plan") for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company for exercise of stock options granted to certain key employees of the Company and the Bank from time to time. The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to employees of the Company or the Bank.
     The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
     Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of 10 years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death. Code
Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the Company's outstanding shares unless the exercise price is at least 110% of the underlying shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which

Page 79
are first exercisable in any calendar year may generally not exceed $100,000.
     While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held; provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers may exercise only with respect to options held for at least six months).
     The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
     In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

Performance Graph

     Set forth below is a line graph comparing the five-year cumulative total return of $100.00 invested in the Company's common stock ("FNLC"), assuming reinvestment of all cash dividends and retention of all stock dividends, with a comparable amount invested in the Standard & Poor's 500 Index ("S&P 500") and the NASDAQ Combined Bank Index ("NASD Bank"). The NASD Bank index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

The following information is presented in a line graph in the printed form
10_K:

-------------------------------------------------------------------------------
Performance graph data   1997      1998      1999      2000      2001      2002
-------------------------------------------------------------------------------
FNLC                   100.00    166.18    123.71    123.03    184.42    271.97
NASD Bank              100.00     88.23     81.19     93.10    102.48    107.11
S&P 500                100.00    128.34    155.08    141.08    124.36     96.87
-------------------------------------------------------------------------------

Page 80
ITEM 12. Security Ownership of Certain Beneficial Owners and Management Security Ownership of Directors, Management and Principal Shareholders(1)

The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 10, 2003 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name.














































Page 81
-------------------------------------------------------------------------------
                                                               Shares   Percent
Owners of 5% or More                                            Owned     Owned
-------------------------------------------------------------------------------
Daniel P. & Edith I. Thompson                                 157,804     6.52%
20 Pounds Road
New Harbor, ME 04545
-------------------------------------------------------------------------------
Directors & Executive Officers
-------------------------------------------------------------------------------
Name                 Position                              Term Shares  Percent
Age(2)                                                  Expires  Owned    Owned
-------------------------------------------------------------------------------
Bruce A. Bartlett    Director of the Bank and the Company; 2004  8,571        *
69                   Chairman, Trust Committee
Malcolm E. Blanchard Director of the Bank and the Company; 2004 28,440    1.18%
68                   Chairman, Executive Committee
Katherine M. Boyd    Director of the Bank and the Company  2005 11,015        *
51
Daniel R. Daigneault President, Chief Executive Officer    2003 78,920(3) 3.26%
50                   and Director of the Bank and the Company
Dana L. Dow          Director of the Bank and the Company  2003  1,631        *
51
Robert B. Gregory    Chairman of the Boards of Directors   2003 14,856        *
49                   of the Bank and the Company
Carl S. Poole, Jr.   Director of the Bank and the Company; 2005 90,305    3.73%
57                   Chairman, Asset/Liability Committee
Stuart G. Smith      Director of the Bank and the Company; 2004 27,391    1.13%
50                   Chairman, Directors' Loan Committee
David B. Soule, Jr.  Director of the Bank and the Company; 2005  5,721        *
57                   Chairman, Audit Committees of the
                     Bank and the Company
Bruce B. Tindal      Director of the Bank and the Company  2005  1,985        *
52
F. Stephen Ward      Treasurer & Chief Financial Officer    n/a 26,965(3) 1.11%
49                   of the Company; Senior Vice President
                     and Chief Financial Officer of the
                     Bank; Principal of Pemaquid Advisors
Charles A. Wootton   Clerk of Company; Senior Vice          n/a  5,075(3)     *
46                   President Banking Services
                     Officer and Senior Loan Officer
                     of the Bank
-------------------------------------------------------------------------------
Total Ownership of all Directors and
Executive Officers as a group                                  335,848   13.88%
-------------------------------------------------------------------------------

* Less than one percent of total outstanding shares
(1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person.
(2)As of December 31, 2002.
(3)Includes exercisable stock options.

Page 82
ITEM 13. Certain Relationships and Related Transactions

The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of Management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2002 to the Company's Directors, Executive Officers and their associates was $7,324,141, which constituted 2.21% of the Bank's total loans outstanding at that date.






































Page 83
ITEM 14. Controls and Procedures


Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company is currently in the process of further reviewing and documenting disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that these systems evolve with the Company's business.

Changes in internal controls.

None.


































Page 84

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

     Exhibit 99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

The Company's press release announcing its third quarter earnings was filed on Form 8-K under item 5 on October 16, 2002.

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the certifications of Daniel R. Daigneault, President & Chief Executive Officer, and F. Stephen Ward, Treasurer & Chief Financial Officer, were filed on Form 8-K under item 9 on November 8, 2002. The certifications were filed in connection with the filing of the Company's report on Form 10-Q for the period ended September 30, 2002.

The Company's press release announcing the fourth quarter 2002 dividend declaration was filed on Form 8-K under item 5 on December 20, 2002.




















Page 85
SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ------------------------------------------------
                              FIRST NATIONAL LINCOLN COPORATION

                         By   /s/Daniel R. Daigneault
                              Daniel R. Daigneault, President
                              March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Title and Date


     /s/Daniel R. Daigneault            President and Director
     Daniel R. Daigneault              (Principal Executive Officer)
                                        March 20, 2003

     /s/F. Stephen Ward                 Treasurer
     F. Stephen Ward                   (Principal Financial Officer,
                                        Principal Accounting Officer)
                                        March 20, 2003

     /s/Robert B. Gregory               Director and
     Robert B. Gregory                  Chairman of the Board
                                        March 20, 2003

     /s/Bruce A. Bartlett               Director
     Bruce A. Bartlett                  March 20, 2003

     /s/Malcolm E. Blanchard            Director
     Malcolm E. Blanchard               March 20, 2003

     /s/Katherine M. Boyd               Director
     Katherine M. Boyd                  March 20, 2003

     /s/Dana L. Dow                     Director
     Dana L. Dow                        March 20, 2003

     /s/Carl S. Poole, Jr.              Director
     Carl S. Poole, Jr.                 March 20, 2003

     /s/Stuart G. Smith                 Director
     Stuart G. Smith                    March 20, 2003

     /s/David B. Soule, Jr.             Director
     David B. Soule, Jr.                March 20, 2003

     /s/Bruce A. Tindal                 Director
     Bruce A. Tindal                    March 20, 2003


Page 86
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Daniel R. Daigneault, certify that:

1. I have reviewed this annual report on Form 10-K of First National Lincoln Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

  /s/ Daniel R. Daigneault

Daniel R. Daigneault
President & Chief Executive Officer
First National Lincoln Corporation

Page 87
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, F. Stephen Ward, certify that:

1. I have reviewed this annual report on Form 10-K of First National Lincoln Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

  /s/ F. Stephen Ward

F. Stephen Ward
Treasurer & Chief Financial Officer
First National Lincoln Corporation

Page 88