Form 10-Q
period 2003-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2003-05-15
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
          March 31, 2003                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at May 7, 2003
       Common Stock, Par One Cent                     2,420,748



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information (Unaudited)
                                                                       Page No.

     Item 1:

         Selected Financial Data ....................................         1

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           March 31, 2003, March 31, 2002 and December 31, 2002           3 - 4

         Consolidated Statements of Income - for the three months
           ended March 31, 2003 and March 31, 2002 ..................         5

         Consolidated Statements of Changes in Shareholders' Equity -
           for the three months ended March 31, 2003 and March 31, 2002   6 - 7

         Consolidated Statements of Cash Flows - for the three months
           ended March 31, 2003 and March 31, 2002 ..................     8 - 9

         Notes to Financial Statements - for the three months
           ended March 31, 2003 and March 31, 2002                      10 - 13

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   14 - 21

     Item 3: Quantitative and qualitative disclosures
             about market risk ......................................   22 - 24

     Item 4: Controls and Procedures ................................        25

PART II     Other Information

     Item 1: Legal Proceedings ......................................        26

     Item 2: Changes in Securities ..................................        27

     Item 3: Defaults Upon Senior Securities ........................        28

     Item 4: Submission of Matters to a Vote of Security Holders ....        29

     Item 5: Other Information ......................................        30

     Item 6: Exhibits and reports on Form 8-K .......................        31

Signatures ..........................................................        32

Certifications ......................................................   33 - 34




PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------
                                                   For the three months ended
Dollars in thousands,                                           March 31,
except for per share amounts                                2003         2002
------------------------------------------------------------------------------
Summary of Operations
Operating Income                                       $   8,091    $   8,073
Operating Expense                                          5,751        6,021
Net Interest Income                                        4,100        4,162
Provision for Loan Losses                                    225          410
Net Income                                                 1,679        1,473
------------------------------------------------------------------------------
Per Common Share Data
Basic Earnings per Share                               $    0.69    $    0.62
Diluted Earnings per Share                                  0.68         0.60
Cash Dividends Declared                                     0.27         0.23
Book Value                                                 18.16        15.92
Market Value                                               33.95        28.15
------------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)                               15.77%       15.76%
Return on Average Assets (a)                                1.36%        1.37%
Average Equity to Average Assets                            8.59%        8.67%
Net Interest Margin Tax-Equivalent (a)                      3.66%        4.23%
Dividend Payout Ratio                                      39.13%       37.10%
Allowance for Loan Losses/Total Loans                       1.10%        1.06%
Non-Performing Loans to Total Loans                         0.34%        0.56%
Non-Performing Assets to Total Assets                       0.25%        0.48%
Efficiency Ratio                                           49.42%       49.69%
------------------------------------------------------------------------------
At Period End
Total Assets                                           $ 504,088    $ 436,719
Total Loans                                              346,095      304,726
Total Investment Securities                              128,667      107,200
Total Deposits                                           340,377      276,397
Total Shareholders' Equity                                43,952       38,135

------------------------------------------------------------------------------
(a) Quarterly data annualized using a 365-day basis
------------------------------------------------------------------------------













Page 1













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2003 and 2002, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
May 7, 2003

















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------
                                           March 31,    March 31, December 31,
(000 OMITTED except number of shares)          2003         2002         2002
                                         (unaudited)  (unaudited)  (unaudited)
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $  10,146    $   7,829    $  14,181
Overnight funds sold                          3,800            -        9,325
                                            -------      -------      -------
     Cash and cash equivalents               13,946        7,829       23,506
                                            -------      -------      -------

Investments:
  Available for sale                         63,652       49,364       56,410
   Held to maturity (market values $66,771
     at 3/31/03, $56,141 at 3/31/02 and
     $67,421 at 12/31/02)                    65,015       57,836       65,663
Loans held for sale (fair value
  approximates cost)                          1,535        2,138        2,613
Loans                                       346,095      304,726      332,074
Less: allowance for loan losses               3,809        3,227        3,700
                                            -------      -------      -------
     Net loans                              342,286      301,499      328,374
                                            -------      -------      -------
Accrued interest receivable                   3,051        2,821        2,642
Bank premises and equipment, net              7,657        7,784        7,833
Other real estate owned                          75          200          255
Other assets                                  6,871        7,248        6,772
                                            -------      -------      -------
        Total Assets                      $ 504,088    $ 436,719    $ 494,068
                                            =======      =======      =======
























Page 3
BALANCE SHEETS CONT.

------------------------------------------------------------------------------
                                           March 31,    March 31, December 31,
                                               2003         2002         2002
------------------------------------------------------------------------------
Liabilities & Shareholders' Equity
Demand deposits                           $  23,501    $  20,601    $  25,484
NOW deposits                                 46,736       42,363       46,989
Money market deposits                        91,611       24,429       80,805
Savings deposits                             60,116       48,996       59,521
Certificates of deposit                      69,110       82,366       71,169
Certificates $100,000 and over               49,303       57,642       50,256
                                            -------      -------      -------
     Total deposits                         340,377      276,397      334,224
                                            -------      -------      -------
Borrowed funds                              115,151      118,763      113,365
Other liabilities                             4,608        3,424        3,784
                                            -------      -------      -------
     Total Liabilities                      460,136      398,584      451,373
                                            -------      -------      -------

Shareholders' Equity:
Common stock                                     25           25           25
Additional paid-in capital                    4,687        4,687        4,687
Retained earnings                            39,348       34,953       38,322
Net unrealized gains on
  available-for-sale securities               2,339          658        2,170
Treasury stock                               (2,447)      (2,188)      (2,509)
                                            -------      -------      -------
    Total Shareholders' Equity               43,952       38,135       42,695
                                            -------      -------      -------
       Total Liabilities
       & Shareholders' Equity             $ 504,088    $ 436,719    $ 494,068
                                            =======      =======      =======
-----------------------------------------------------------------------------

Number of shares authorized              6,000,000     6,000,000    6,000,000
Number of shares issued                  2,481,270     2,481,270    2,481,270
Number of shares outstanding             2,419,763     2,394,679    2,414,693
Book value per share                        $18.16        $15.92       $17.68
--------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.















Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------
                                          For the three months ended March 31,
(000s OMITTED except per share data                         2003         2002
 and number of shares)                                (Unaudited)  (Unaudited)
------------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                         $  5,265     $  5,474
     Interest on deposits with other banks                    43            5
     Interest and dividends on investments                 1,560        1,675
                                                           -----        -----
     Total interest and dividend income                    6,868        7,154
                                                           -----        -----
Interest expense:
     Interest on deposits                                  1,704        1,900
     Interest on borrowed funds                            1,064        1,092
                                                           -----        -----
     Total interest expense                                2,768        2,992
                                                           -----        -----
Net interest income                                        4,100        4,162
Provision for loan losses                                    225          410
                                                           -----        -----
     Net interest income after provision for loan losses   3,875        3,752
                                                           -----        -----
Other operating income:
     Fiduciary income                                        189          185
     Service charges on deposit accounts                     267          220
     Other operating income                                  767          514
                                                           -----        -----
     Total other operating income                          1,223          919
                                                           -----        -----
Other operating expenses:
     Salaries and employee benefits                        1,412        1,357
     Occupancy expense                                       192          186
     Furniture and equipment expense                         358          310
     Other                                                   796          766
                                                           -----        -----
     Total other operating expenses                        2,758        2,619
                                                           -----        -----
Income before income taxes                                 2,340        2,052
Applicable income taxes                                      661          579
                                                           -----        -----
NET INCOME                                             $   1,679    $   1,473
                                                           =====        =====
-----------------------------------------------------------------------------
Earnings per common share:
Basic earnings per share                                   $0.69        $0.62
Diluted earnings per share                                 $0.68        $0.60
Cash dividends declared per share                          $0.27        $0.23
Weighted average number of shares
   outstanding                                         2,418,773    2,393,310
Incremental Shares                                        61,765       81,023
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.


Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

----------------------------------------------------------------------------------------------
Three months ended March 31, 2002
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2001            2,391,375  $25      $4,687    $34,030     $  784         $(2,192)    $37,334
                 ---------  ---      ------    -------     ------         -------     -------
Net income               -    -           -      1,473          -               -       1,473
Net change in
  unrealized
  loss on
  securities
  available for
  sale, net of
  taxes of ($65)         -    -           -          -       (126)              -        (126)
                 ---------  ---      ------    -------     ------         -------     -------
Comprehensive
  income                 -    -           -      1,473       (126)              -       1,347
Cash dividends
  declared               -    -           -       (550)         -               -        (550)
Treasury stock
  purchases         (4,086)   -           -         -           -            (115)       (115)
Treasury stock
  sales              7,390    -           -         -           -             119         119
                 ---------  ---      ------    -------     ------         -------     -------
Balance
  at March 31,
  2002           2,394,679  $25      $4,687    $34,953     $  658         $(2,188)    $38,135
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------






























Page 6
CHANGES IN SHAREHOLDERS' EQUITY CONT.


----------------------------------------------------------------------------------------------
Three months ended March 31, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            2,414,693  $25      $4,687    $38,322     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      1,679          -               -       1,679
Net change in
  unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $87                    -    -           -          -        169               -         169
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      1,679        169               -       1,848
Cash dividends
  declared               -    -           -       (653)         -               -        (653)
Treasury stock
  purchases         (2,200)   -           -          -          -             (73)        (73)
Treasury stock
  sales              7,270    -           -          -          -             135         135
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at March 31,
  2003           2,419,763  $25      $4,687    $39,348     $2,339         $(2,447)    $43,952
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.
























Page 7
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                         For the three months ended March 31,
(000 omitted)                                             2003          2002
                                                     (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $ 1,679         1,473
  Adjustments to reconcile net income to
    net cash provided(used) by operating activities:
      Depreciation                                         249           229
      Provision for loan losses                            225           410
      Loans originated for resale                      (15,663)      (11,835)
      Proceeds from sales and transfers of loans        16,741        10,163
      Net gain on sale of other real estate owned          (24)            0
      Net change in other assets and accrued interest     (508)       (1,218)
      Net change in other liabilities                      712           403
      Net amortization (accretion) of
        premiums (discounts) on investments                 11          (183)
                                                        ------        ------
        Net cash provided(used) by operating activities  3,422          (558)
                                                        ------        ------
Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                     1,019         1,380
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                12,662         5,051
     Proceeds from sales of other real estate owned        204             2
     Purchases of securities available for sale         (8,000)            0
     Purchases of securities to be held to maturity    (12,030)       (5,453)
     Net increase in loans                             (14,137)       (3,605)
     Capital expenditures                                  (73)         (450)
                                                        ------        ------
          Net cash used in investing activities        (20,355)       (3,075)
                                                        ------        ------
Cash flows from financing activities:
     Net increase in demand deposits, savings,
         money market and club accounts                  9,165         7,516
     Net increase (decrease) in
         certificates of deposit                        (3,012)        6,192
     Advances on long-term borrowings                    5,000         8,000
     Net decrease in short-term borrowings              (3,214)      (20,594)
     Payment to repurchase common stock                    (73)         (115)
     Proceeds from sale of treasury stock                  135           119
     Dividends paid                                       (628)         (550)
                                                        ------        ------
          Net cash provided by financing activities      7,373           568
                                                        ------        ------










Page 8
STATEMENTS OF CASH FLOWS CONT.

-------------------------------------------------------------------------------

                                                          2003          2002
                                                    (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------

Net decrease in cash and
   cash equivalents                                     (9,560)       (3,065)
Cash and cash equivalents at beginning
   of period                                            23,506        10,894
                                                        ------        ------
 Cash and cash equivalents at end of
    period                                             $13,946         7,829
                                                        ======        ======
-------------------------------------------------------------------------------


Interest paid                                          $ 2,909       $ 3,076

Non-cash transactions:
    Change in net unrealized gain on
        available for sale securities                      256          (191)
------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.
































Page 9
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - STOCK OPTIONS

First National Lincoln Corporation (the Company) established a stock option plan in 1995. Under the plan, the Company may grant options to its employees for up to 200,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option's maximum term is ten years from the date of grant.
     The Company applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

-------------------------------------------------------------------------------
In thousands, except for per share data                      2003          2002
-------------------------------------------------------------------------------
Net income
   As reported                                            $ 1,679         1,473
   Value of option grants, net of tax                           -            60
                                                            -----         -----
   Pro forma                                                1,679         1,413
                                                            =====         =====
Basic earnings per share
   As reported                                               0.69          0.62
   Value of option grants, net of tax                           -          0.03
                                                            -----         -----
   Pro forma                                                 0.69          0.59
                                                            =====         =====
Diluted earnings per share
   As reported                                               0.68          0.60
   Value of option grants, net of tax                           -          0.03
                                                            -----         -----
   Pro forma                                                 0.68          0.57
                                                            =====         =====
-------------------------------------------------------------------------------
     No options were granted in 2003. The fair market value of options granted in 2002, net of tax, was $60,000, with a weighted average fair market value of options granted of $8.32. The fair market value is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.22, risk-free interest rate of 1.59%, volatility of 37.73%, and an expected life of 10 years.













Page 10
NOTES CONT.

     A summary of the status of the Company's Stock Option Plan as of March 31, 2003, and changes during the three months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2002                  104,800                      9.84
     Granted during the period                      0                         0
     Exercised during the period               (4,100)                     6.79
                                              -------                     -----
Balance at March 31, 2003                     100,700                      9.96
                                              =======                     =====
-------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION

First National Lincoln Corporation is a financial holding company that owns all of the common stock of The First National Bank of Damariscotta (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2003 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

-----------------------------------------------------------------------------
For the three months ended March 31, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,679
                                        -----
Basic EPS: Income available
 to common shareholders               $ 1,679       2,418,773        $  0.69
Effect of dilutive securities:
 incentive stock options                               61,765
                                        -----       ---------           ----
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,679       2,480,538        $  0.68
                                        =====       =========           ====
-----------------------------------------------------------------------------


Page 11
NOTES CONT.

-----------------------------------------------------------------------------
For the three months ended March 31, 2002
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,473
                                        -----
Basic EPS: Income available
 to common shareholders               $ 1,473       2,393,310        $  0.62
Effect of dilutive securities:
 incentive stock options                               81,023
                                        -----       ---------           ----
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,473       2,474,333        $  0.60
                                        =====       =========           ====
-----------------------------------------------------------------------------

     All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

































Page 12
NOTES CONT.

NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS

Financial Accounting Standards Board (FASB) Interpretation Number 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
(FIN 45), was issued in November 2002.
     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.
     Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
     This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company's consolidated financial statements.
     In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.
     The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.
     SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.
     The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.














Page 13
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2003 was $1,679,000, an increase of 14.0% over net income of $1,473,000 in the comparable period of 2002.
     Increased non-interest income coupled with controlled operating expenses were the primary factors in the Company's increased earnings. While assets grew, interest margins decreased, resulting in a slight decrease in net interest income. Between December 31, 2002 and March 31, 2003, the loan and investment portfolios increased by a combined $20.6 million, which Management views as an excellent rate of growth.
     Fully diluted earnings per share for the first three months of 2003 were $0.68, a 13.3% increase over the $0.60 reported for the first three months of 2002.














Page 14
MANAGEMENT'S DISCUSSION CONT.


NET INTEREST INCOME

Total interest income of $6,868,000 for the three months ended March 31, 2003 is a 4.0% decrease from total interest income of $7,154,000 in the comparable period of 2002. Total interest expense of $2,768,000 for the first three months of 2003 is a 7.5% decrease from total interest expense of $2,992,000 for the first three months of 2002. The decreases in both interest income and interest expense were due to significantly lower interest rates resulting from current economic conditions, despite significantly higher balances for both assets and liabilities. At the same time, the low interest rate climate brought on by recent Federal Reserve Board actions resulted in a high level of residential mortgage refinance activity during the period, during which the Bank sold an increased amount of its secondary-market-qualifying mortgage production. This, along with above-average growth in core deposits, resulted in high levels of liquidity, which were in turn invested in low-rate overnight deposits causing compression of the net interest margin.
    The combination of lower interest rates and sale of mortgage loans resulted in net interest income of $4,100,000 for the three months ended March 31, 2003, a 1.5% decline from the $4,162,000 reported for the same period in 2002. This was more than compensated for by income recognized from the sale of mortgage loans, which was recorded in non-interest income. The Company's net interest margin on a tax-equivalent basis decreased from 4.23% in the first three months of 2002 to 3.66% in the first three months of 2003. Tax-exempt interest income amounted to $427,000 and $322,000 for the three months ended March 31, 2003 and 2002, respectively. Tax equivalency is calculated using a 35% effective tax rate.
     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

-------------------------------------------------------------------------------
                                          For the three months ended March 31,
(in thousands)                                              2003         2002
------------------------------------------------------------------------------
Net interest income as presented                         $ 4,100      $ 4,162
Effect of tax-exempt income                                  230          173
                                                           -----        -----
Net interest income, tax equivalent                      $ 4,330      $ 4,335
                                                           =====        =====
------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES

A $225,000 provision to the allowance for loan losses was made during the first three months of 2003, a $185,000 decrease from the $410,000 provision made for the same period of 2002. In 2002, the deterioration of one large credit due to weakness in the commercial fishing industry led to the relatively high level of provision in the 2002 period. While commercial loan growth has been significant in the first quarter of 2003, there have been no extraordinary new instances of weakness in the portfolio, resulting in a lower provision in the first quarter of 2003 than in the first quarter of 2002.






Page 15
MANAGEMENT'S DISCUSSION CONT.
NON-INTEREST INCOME

Non-interest income was $1,223,000 for the three months ended March 31, 2003, an increase of 33.1% over the $919,000 reported for the first three months of 2002. The increase in non-interest income was due primarily to mortgage origination and servicing income. There were also increases in merchant credit card processing income and service charge income on deposit accounts. Demand for residential mortgages was strong in the first three months of 2003, and the Bank sold $16.7 million of residential loans in the first three months of 2003 compared to $10.2 million in the first three months of 2002. This resulted in increased gains on sales of loans. In addition, during the period from December 31, 2002 to March 31, 2003, the balances of loans serviced for others increased $7.3 million.

NON-INTEREST EXPENSE

Non-interest expense of $2,758,000 for the three months ended March 31, 2003, is an increase of 5.3% over non-interest expense of $2,619,000 for the first three months of 2002. This increase has been primarily due to higher personnel and computer hardware/software costs to provide more comprehensive and competitive services for customers, and an increase of nearly 50% in health care insurance premiums. In addition, there were increases in merchant credit card processing costs which were offset by an increase in merchant credit card processing income.


INCOME TAXES

Income taxes on operating earnings increased to $661,000 for the first three months of 2003 from $579,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.




























Page 16
MANAGEMENT'S DISCUSSION CONT.
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the three-month periods ended March 31, 2003 and 2002
--------------------------------------------------------------------------
                                       Three-Month Periods ended March 31,
Dollars in thousands                                  2003            2002
--------------------------------------------------------------------------
Cash and due from banks                          $   9,006           8,236
Interest-bearing deposits                           17,496           1,104
Investments
 U.S. Treasury securities & government agencies     48,956          53,209
 Obligations of states & political subdivisions     26,448          20,453
 Other securities                                   44,192          36,156
                                                 ---------       ---------
Total investments                                  119,596         109,818
                                                 ---------       ---------
Loans held for sale                                  2,416           1,817
                                                 ---------       ---------
Loans
   Commercial                                      123,909         103,318
   Consumer                                         27,380          29,966
   State and municipal                              11,353           7,300
   Real estate                                     177,505         161,867
                                                 ---------       ---------
   Total loans                                     340,147         302,451
Allowance for loan losses                           (3,733)         (3,051)
                                                 ---------       ---------
   Net loans                                       336,414         299,400
                                                 ---------       ---------
Fixed assets                                         7,931           7,614
Other assets                                         9,645           9,455
                                                 ---------       ---------
   Total assets                                  $ 502,504         437,444
                                                 =========       =========
Deposits
   Demand                                        $  23,792          20,457
   NOW                                              47,408          42,676
   Money market                                     87,165          19,404
   Savings                                          60,450          47,943
   Certificates of deposit                          70,559          82,255
   Certificates of deposit over $100,000            49,899          57,832
                                                 ---------       ---------
Total deposits                                     339,273         270,567
                                                 ---------       ---------
Borrowed funds                                     115,806         125,966
Other liabilities                                    4,247           3,001
                                                 ---------       ---------
   Total liabilities                               459,326         399,534
                                                 ---------       ---------
Common stock                                            25              25
Additional paid in capital                           4,687           4,687
Retained earnings                                   38,764          34,527
Unrealized Gain/Loss on AFS                          2,170             784
Treasury stock                                      (2,468)         (2,113)
                                                 ---------       ---------
   Total capital                                    43,178          37,910
                                                 ---------       ---------
   Total liabilities and capital                 $ 502,504         437,444
                                                 =========       =========
Page 17
MANAGEMENT'S DISCUSSION CONT.


INVESTMENTS

The Company's investment portfolio increased by $6.6 million or 5.4% between December 31, 2002, and March 31, 2003. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower yields. At March 31, 2003, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.3 million, which is in line with the interest rate climate seen in the first three months of 2003.

LOANS

Loans grew by $14.0 million or 4.2% during the first three months of 2003. The growth in commercial loans was $7.9 million or 6.6% and municipal loans increased $2.3 million or 24.7%. Although the residential mortgage portfolio declined by $0.9 million, this decrease was more than offset by home equity lines of credit, which grew $5.0 million or 16.3% -- the result of more competitive product pricing and marketing.

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



Page 18
MANAGEMENT'S DISCUSSION CONT.

The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of March 31, 2003. As of that date, the balance of $3,809,000 was 1.10% of total loans, compared to 1.11% at December 31, 2002 and 1.06% at March 31, 2003. Loans considered to be impaired according to SFAS 114/118 totalled $1,164,000 at March 31, 2003, compared to $1,070,000 at December 31, 2002. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2003, was $271,000 compared to $297,000 at December 31, 2002.

DEPOSITS

During the first three months of 2003, deposits increased by $6.2 million or 1.8% over December 31, 2002. Core deposits (demand, NOW, savings and money market accounts) grew by $9.2 million or 4.3% in the first three months of 2003. During the same period, certificates of deposit decreased $3.0 million, primarily due to pricing strategies which resulted in certificates maturing and not renewing at the lower rates offered by the Bank.
     As of March 31, 2003, deposits grew year-over-year by 23.1%, or $64.0 million. Demand deposits grew $2.9 million, NOW accounts $4.4 million, savings $11.1 million, and money market accounts $67.2 million, while certificates of deposit decreased $21.6 million. The increase in money market accounts is attributable to an inflow from equity and mutual fund investments, as well as a $26.7 million increase in money market accounts from deposits for the Bank's investment management division which were previously placed with a mutual fund company. The decrease of $21.6 million in certificates of deposit was primarily due to pricing strategies which resulted in certificates maturing and not renewing at the lower rates offered by the Bank.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve System, and repurchase agreements. The Company utilizes borrowings as an additional source of funding for both loans and investments, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the three months ended March 31, 2003, borrowed funds increased by $1.8 million or 1.6% from December 31, 2002.
     Between March 31, 2002 and March 31, 2003, core deposits grew substantially, meeting the Bank's liquidity needs created by the growth in the loan and investment portfolios and the outflow of certificates of deposit. Borrowed funds decreased $3.6 million or 3.0% during this period.







Page 19
MANAGEMENT'S DISCUSSION CONT.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity as of March 31, 2003 was $43,952,000, compared to $42,695,000 as of December 31, 2002. The Company's strong earnings performance in the first three months months of 2003 provided a significant addition to retained earnings and was accompanied by an increase in the net unrealized gain on available-for-sale securities, as required under SFAS 115.
     During 2002, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 26 cents per share. In 2003, a cash dividend of 27 cents per share was declared compared to 23 cents in the first quarter of 2002.
     Regulatory leverage capital ratios for the Company were 8.28% and 8.19% at March 31, 2003 and December 31, 2002, respectively. The Company had a tier one risk-based capital ratio of 11.89% and tier two risk-based capital ratio of 12.99% at March 31, 2003, compared to 12.32% and 13.45%, respectively, at December 31, 2002. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 120,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan. As of March 31, 2003, the Company had repurchased 5,480 shares under the 2002 repurchase plan - including 3,280 shares in the fourth quarter of 2002 and 2,200 shares in the first quarter of 2003.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of March 31, 2003:

-------------------------------------------------------------------------------
                                     Less than        1-3       4-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 115,151     53,651     22,000    12,000      27,500
Operating leases                301         78        136        87           -
Certificates of deposit     118,413     83,113     25,223    10,077           -
                            -------    -------     ------    ------      ------
Total                     $ 233,865    136,842     47,359    22,164      27,500
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  59,069     59,069          -         -           -
-------------------------------------------------------------------------------




Page 20
MANAGEMENT'S DISCUSSION CONT.

LIQUIDITY MANAGEMENT

As of March 31, 2003 the Bank had primary sources of liquidity of $43.7 million and an additional $60.2 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At March 31, 2003, loans on non-accrual status totaled $1,164,000, which compares to non-accrual loans of $1,070,000 as of December 31, 2002. In addition to loans on non-accrual status at March 31, 2003, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $166,000, which compares to $406,000 as of December 31, 2002. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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







Page 21
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at March 31, 2003, was 0.2% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 22
MARKET RISK CONT.


A summary of the Bank's static gap, as of March 31, 2003, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  26,342       16,014       48,563       33,449
Loans held for sale                  14           64          519          938
Loans                           123,636       64,806      129,438       28,215
Other interest-earning assets     3,800        4,519            -            -
Non-rate-sensitive assets             -            -            -       22,736
                               --------     --------     --------     --------
Total assets                  $ 153,792       85,403      178,520       85,338
                               --------     --------     --------     --------
Interest-bearing deposits       127,848       55,876       35,290       97,862
Borrowed funds                   30,651       23,000       34,000       27,500
Non-rate-sensitive
   liabilities and equity           675        2,175       14,250       53,926
                               --------     --------     --------     --------
Total liabilities and equity  $ 159,174       81,051       83,540      179,288
                               --------     --------     --------     --------
Period gap                    $  (5,382)       4,352       94,980      (93,950)
                              =========     ========     ========     ========
Percent of total assets          -1.07%        0.87%       18.88%      -18.68%
Cumulative gap (current)      $  (5,382)      (1,030)      93,950            -
Percent of total assets          -1.07%       -0.20%       18.68%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would increase by approximately 1.38% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 2.21% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 3.40% in a falling rate scenario and decrease by 2.37% in a rising rate scenario when compared to the year one base scenario.



Page 23
MARKET RISK CONT.

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2003 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2003
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             +1.38%
Projected change if rates increase by 2.0%             -2.21%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             +3.40%
Projected change if rates increase by 2.0%             -2.37%
-------------------------------------------------------------

     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2003. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2003, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2003, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain constant for the remainder of 2003 and believes that the current level of interest rate risk is acceptable.

Page 24
Item 4: Controls and Procedures

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




































Page 25
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 26
ITEM 2.     CHANGES IN SECURITIES

None

























































Page 27
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 28
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

























































Page 29
ITEM 5:     Other Information


     None.
























































Page 30
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

          99 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.     REPORTS ON FORM 8-K

The Company's press release announcing the fourth quarter 2002 earnings was filed on Form 8-K under item 5 on January 16, 2003.

The Company's press release announcing the first quarter 2003 dividend declaration was filed on Form 8-K under item 5 on March 21, 2003.











































Page 31
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 15, 2003                             /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



May 15, 2003                             /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 32
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date: May 15, 2003

  /s/ Daniel R. Daigneault

Daniel R. Daigneault
President & Chief Executive Officer
First National Lincoln Corporation


Page 33
CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: May 15, 2003

  /s/ F. Stephen Ward

F. Stephen Ward
Treasurer & Chief Financial Officer
First National Lincoln Corporation


Page 34