Form 10-Q
period 2003-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2003-08-14
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
          June 30, 2003                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at August 13, 2003
       Common Stock, Par One Cent                     2,424,185



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information (Unaudited)
                                                                       Page No.

     Item 1:

         Selected Financial Data ....................................         1

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           June 30,2003, June 30,2002 and December 31, 2002               3 - 4

         Consolidated Statements of Income  -  for the three and six
            Months ended June 30,2003 and June 30,2002 ..........         5 - 6

         Consolidated Statements of Changes in Shareholders' Equity -
           for the six months ended June 30,2003 and June 30,2002         7 - 8

         Consolidated Statements of Cash Flows - for the six months
           ended June 30,2003 and June 30,2002 ..................        9 - 10

         Notes to Financial Statements - for the six months
           ended June 30,2003 and June 30,2002                          11 - 15

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........   16 - 23

     Item 3: Quantitative and Qualitative Disclosures
             About Market Risk ......................................   24 - 26

     Item 4: Controls and Procedures ................................        27

PART II     Other Information

     Item 1: Legal Proceedings ......................................        28

     Item 2: Changes in Securities ..................................        29

     Item 3: Defaults Upon Senior Securities ........................        30

     Item 4: Submission of Matters to a Vote of Security Holders ....        31

     Item 5: Other Information ......................................        32

     Item 6: Exhibits and Reports on Form 8-K .......................        33

Signatures ..........................................................        34






PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

-----------------------------------------------------------------------------
                                     For the six months     For the quarters
Dollars in thousands,                     ended June 30,       ended June 30,
except for per share amounts           2003        2002      2003        2002
-----------------------------------------------------------------------------
Summary of Operations
Operating Income                    $16,105     $16,492     $8,014     $8,420
Operating Expense                    11,373      12,086      5,622      6,066
Net Interest Income                   8,264       8,489      4,164      4,326
Provision for Loan Losses               450         690        225        280
Net Income                            3,408       3,119      1,729      1,646
-----------------------------------------------------------------------------
Per Common Share Data
Basic Earnings per Share              $1.41       $1.30      $0.71      $0.69
Diluted Earnings per Share             1.37        1.26       0.70       0.66
Cash Dividends Declared                0.55        0.47       0.28       0.24
Book Value                            18.83       16.64      18.83      16.64
Market Value                          39.18       28.25      39.18      28.25
-----------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)          15.68%      16.46%     15.60%     17.14%
Return on Average Assets (a)           1.35%       1.40%      1.35%      1.44%
Average Equity to Average Assets       8.63%       8.53%      8.67%      8.40%
Net Interest Margin Tax-Equivalent (a) 3.65%       4.20%      3.63%      4.16%
Dividend Payout Ratio                 39.01%      36.06%     39.44%     34.89%
Allowance for Loan
  Losses/Total Loans                   1.08%       1.07%      1.08%      1.07%
Non-Performing Loans
  to Total Loans                       0.30%       0.51%      0.30%      0.51%
Non-Performing Assets
  to Total Assets                      0.23%       0.42%      0.23%      0.42%
Efficiency Ratio (b)                  49.06%      49.30%     48.70%     48.92%
-----------------------------------------------------------------------------
At Period End
Total Assets                        531,127     478,622    531,127    478,622
Total Loans                         367,915     324,511    367,915    324,511
Total Investment Securities         128,291     128,350    128,291    128,350
Total Deposits                      359,010     308,294    359,010    308,294
Total Shareholders' Equity           45,602      39,903     45,602     39,903
-----------------------------------------------------------------------------

(a) Annualized using a 365-day basis

(b) The Company uses the following formula in calculating its efficiency ratio

              Non-Interest Expense  -  Loss on Securities Sales
------------------------------------------------------------------------------
Tax-Equivalent Net Interest Income + Non-Interest Income  -  Gains on Securities





Page 1













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2003 and 2002, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
August 11, 2003

















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)


------------------------------------------------------------------------------
(000 OMITTED except per share data          June 30,     June 30, December 31,
and number of shares)                          2003         2002         2002
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $  12,973    $   9,573    $  14,181
Overnight funds sold                          6,100            -        9,325
                                            -------      -------      -------
     Cash and cash equivalents               19,073        9,573       23,506
                                            -------      -------      -------

Investments:
  Available for sale                         64,339       53,452       56,410
  Held to maturity (market values $66,204
     at 6/30/03, $75,583 at 6/30/02 and
     $67,421 at 12/31/02)                    63,952       74,898       65,663
Loans held for sale
  (fair value approximates cost)              1,162        2,272        2,613
Loans                                       367,915      324,511      332,074
Less: allowance for loan losses               3,987        3,468        3,700
                                            -------      -------      -------
     Net loans                              363,928      321,043      328,374
                                            -------      -------      -------
Accrued interest receivable                   2,922        3,129        2,642
Bank premises and equipment,
  net of accumulated depreciation             7,659        7,783        7,833
Other real estate owned                          75          195          255
Other assets                                  8,017        6,277        6,772
                                            -------      -------      -------
        Total Assets                      $ 531,127    $ 478,622    $ 494,068
                                            =======      =======      =======
























Page 3
CONSOLIDATED BALANCE SHEETS, CONTINUED

------------------------------------------------------------------------------
                                            June 30,     June 30, December 31,
                                               2003         2002         2002
------------------------------------------------------------------------------
Liabilities
Demand deposits                           $  27,035    $  24,103    $  25,484
NOW deposits                                 49,985       43,762       46,989
Money market deposits                        86,566       61,986       80,805
Savings deposits                             64,735       51,063       59,521
Certificates of deposit                      69,867       75,151       71,169
Certificates $100,000 and over               60,822       52,229       50,256
                                            -------      -------      -------
     Total deposits                         359,010      308,294      334,224
                                            -------      -------      -------
Borrowed funds                              121,933      126,734      113,365
Other liabilities                             4,582        3,691        3,784
                                            -------      -------      -------
     Total Liabilities                      485,525      438,719      451,373
                                            -------      -------      -------

Shareholders' Equity
Common stock                                     25           25           25
Additional paid-in capital                    4,687        4,687        4,687
Retained earnings                            40,399       36,019       38,322
Net unrealized gains on
  securities available for sale               2,919        1,363        2,170
Treasury stock                               (2,428)      (2,191)      (2,509)
                                            -------      -------      -------
    Total Shareholders' Equity               45,602       39,903       42,695
                                            -------      -------      -------
       Total Liabilities
       & Shareholders' Equity             $ 531,127    $ 478,622    $ 494,068
                                            =======      =======      =======
-----------------------------------------------------------------------------

Number of shares authorized              6,000,000     6,000,000    6,000,000
Number of shares issued                  2,481,270     2,481,270    2,481,270
Number of shares outstanding             2,422,085     2,397,611    2,414,693
Book value per share                        $18.83        $16.64       $17.68
--------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.















Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000 OMITTED except per share data           For the six months ended June 30,
and number of shares)                                       2003         2002
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                         $ 10,591     $ 11,028
     Interest on deposits with other banks                    48            5
     Interest and dividends on investments                 3,033        3,524
                                                        --------     --------
     Total interest and dividend income                   13,672       14,557
                                                        --------     --------
Interest expense
     Interest on deposits                                  3,282        3,775
     Interest on borrowed funds                            2,126        2,293
                                                        --------     --------
     Total interest expense                                5,408        6,068
                                                        --------     --------
Net interest income                                        8,264        8,489
Provision for loan losses                                    450          690
                                                        --------     --------
     Net interest income after provision for loan losses   7,814        7,799
                                                        --------     --------
Other operating income
     Fiduciary income                                        374          383
     Service charges on deposit accounts                     565          469
     Other operating income                                1,494        1,083
                                                        --------     --------
     Total other operating income                          2,433        1,935
                                                        --------     --------
Other operating expenses
     Salaries and employee benefits                        2,831        2,661
     Occupancy expense                                       393          358
     Furniture and equipment expense                         701          624
     Other                                                 1,590        1,685
                                                        --------     --------
     Total other operating expenses                        5,515        5,328
                                                        --------     --------
Income before income taxes                                 4,732        4,406
Applicable income taxes                                    1,324        1,287
                                                        --------     --------
NET INCOME                                              $  3,408    $   3,119
                                                        ========     ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                              $1.41        $1.30
     Diluted earnings per share                            $1.37        $1.26
Cash dividends declared per share                          $0.55        $0.47
Weighted average number of shares outstanding          2,420,026    2,393,296
Incremental Shares                                        61,790       82,116
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.




Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED

------------------------------------------------------------------------------
(000 OMITTED except per share data             For the quarters ended June 30,
and number of shares)                                       2003         2002
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                          $ 5,326      $ 5,555
     Interest on deposits with other banks                     5            0
     Interest and dividends on investments                 1,473        1,848
                                                         -------      -------
     Total interest and dividend income                    6,804        7,403
                                                         -------      -------
Interest expense
     Interest on deposits                                  1,578        1,875
     Interest on borrowed funds                            1,062        1,202
                                                         -------      -------
     Total interest expense                                2,640        3,077
                                                         -------      -------
Net interest income                                        4,164        4,326
Provision for loan losses                                    225          280
                                                         -------      -------
     Net interest income after provision for loan losses   3,939        4,046
                                                         -------      -------
Other operating income
     Fiduciary income                                        185          198
     Service charges on deposit accounts                     298          250
     Other operating income                                  727          569
                                                         -------      -------
     Total other operating income                          1,210        1,017
                                                         -------      -------
Other operating expenses
     Salaries and employee benefits                        1,419        1,304
     Occupancy expense                                       201          172
     Furniture and equipment expense                         343          314
     Other                                                   794          919
                                                         -------      -------
     Total other operating expenses	      		     2,757        2,709
                                                         -------      -------
Income before income taxes                                 2,392        2,354
Applicable income taxes                                      663          708
                                                         -------      -------
NET INCOME                                               $ 1,729      $ 1,646
                                                         =======      =======
------------------------------------------------------------------------------
Earnings per common share
   Basic earnings per share                                $0.71        $0.69
   Diluted earnings per share                              $0.70        $0.66
Cash dividends declared per share                          $0.28        $0.24
Weighted average number of shares outstanding          2,421,265    2,393,213
Incremental Shares                                        63,169       85,924
------------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.




Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------
For the six months ended June 30, 2002
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2001            2,391,375  $25      $4,687    $34,030     $  784         $(2,192)    $37,334
                 ---------  ---      ------    -------     ------         -------     -------
Net income               -    -           -      3,119          -               -       3,119
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $298                   -    -           -          -        579               -         579
                 ---------  ---      ------    -------     ------         -------     -------
Comprehensive
  income                 -    -           -      3,119        579               -       3,698
Cash dividends
  declared               -    -           -     (1,130)         -               -      (1,130)
Treasury stock
  purchases         (8,001)   -           -         -           -            (225)       (225)
Treasury stock
  sales             14,237    -           -         -           -             226         226
                 ---------  ---      ------    -------     ------         -------     -------
Balance
  at June 30,
  2002           2,397,611  $25      $4,687    $36,019     $1,363         $(2,191)    $39,903
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------































Page 7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED


----------------------------------------------------------------------------------------------
For the six months ended June 30, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            2,414,693  $25      $4,687    $38,322     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      3,408          -               -       3,408
Net unrealized
  gain on
  securities
  available for
  sale, net of
  taxes of
  $386                   -    -           -          -        749               -         749
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      3,408        749               -       4,157
Cash dividends
  declared               -    -           -     (1,331)         -               -      (1,331)
Treasury stock
  purchases         (5,014)   -           -          -          -            (170)       (170)
Treasury stock
  sales             12,406    -           -          -          -             251         251
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at June 30,
  2003           2,422,085  $25      $4,687    $40,399     $2,919         $(2,428)    $45,602
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

























Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
                                            For the six months ended June 30,
(000 omitted)                                             2003          2002
-------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 3,408         3,119
  Adjustments to reconcile net income to
    net cash provided(used) by operating activities:
      Depreciation                                         498           464
      Provision for loan losses                            450           690
      Loans originated for resale                      (32,742)      (15,028)
      Proceeds from sales and transfers of loans        34,193        13,222
      Net gain on sale of other real estate owned          (24)            0
      Net increase in other assets and accrued interest (1,525)         (555)
      Net increase in other liabilities                    362           253
      Net amortization (accretion) of
        premiums (discounts) on investments                 81          (379)
                                                        ------        ------
        Net cash provided by operating activities        4,701         1,786
                                                        ------        ------
Cash flows from investing activities
     Proceeds from maturities, payments and calls of
       securities available for sale                     8,526         1,571
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                21,567        10,756
     Proceeds from sales of other real estate owned        204             7
     Purchases of securities available for sale        (15,311)       (3,189)
     Purchases of securities to be held to maturity    (19,946)      (28,046)
     Net increase in loans                             (36,004)      (23,429)
     Capital expenditures                                 (324)         (684)
                                                        ------        ------
          Net cash used in investing activities        (41,288)      (43,014)
                                                        ------        ------
Cash flows from financing activities
     Net increase in demand deposits, savings,
         money market and club accounts                 15,522        52,041
     Net increase (decrease) in
         certificates of deposit                         9,264        (6,436)
     Advances on long-term borrowings                   25,000        17,000
     Repayment on long-term borrowings                 (12,000)            -
     Net decrease in short-term borrowings              (4,432)      (21,623)
     Payment to repurchase common stock                   (170)         (225)
     Proceeds from sale of treasury stock                  251           226
     Dividends paid                                     (1,281)       (1,076)
                                                        ------        ------
          Net cash provided by financing activities     32,154        39,907
                                                        ------        ------









Page 9
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

-------------------------------------------------------------------------------
                                            For the six months ended June 30,
                                                          2003          2002
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (4,433)       (1,321)
Cash and cash equivalents at beginning of period        23,506        10,894
                                                        ------        ------
 Cash and cash equivalents at end of period            $19,073         9,573
                                                        ======        ======
-------------------------------------------------------------------------------
Interest paid                                          $ 5,501       $ 6,063
Income taxes paid                                        1,139         1,170
Non-cash transactions
    Change in net unrealized gain on
        available for sale securities                    1,135           877
------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.






































Page 10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

-------------------------------------------------------------------------------
                                      For the six months  For the three months
                                           ended June 30,        ended June 30,
In thousands, except for per share data     2003    2002          2003    2002
-------------------------------------------------------------------------------
Net income
   As reported                           $ 3,408   3,119       $ 1,729   1,646
   Value of option grants, net of tax          -      60             -       -
                                           -----   -----         -----   -----
   Pro forma                               3,408   3,059         1,729   1,646
                                           =====   =====         =====   =====
Basic earnings per share
   As reported                              1.41    1.30          0.71    0.69
   Value of option grants, net of tax          -    0.03             -       -
                                           -----   -----         -----   -----
   Pro forma                                1.41    1.27          0.71    0.69
                                           =====   =====         =====   =====
Diluted earnings per share
   As reported                              1.37    1.26          0.70    0.66
   Value of option grants, net of tax          -    0.02             -       -
                                           -----   -----         -----   -----
   Pro forma                                1.37    1.24          0.70    0.66
                                           =====   =====         =====   =====
-------------------------------------------------------------------------------

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










Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A summary of the status of the Company's Stock Option Plan as of June 30, 2003, and changes during the six months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2002                  104,800                    $12.88
     Granted during the period                      0                         0
     Exercised during the period               (6,300)                     7.07
                                              -------                    ------
Balance at June 30, 2003                       98,500                    $13.25
                                              =======                    ======
-------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION

First National Lincoln Corporation is a financial holding company that owns all of the common stock of The First National Bank of Damariscotta (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2003 periods is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


























Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the six months ended June 30, 2003 and 2002:

-----------------------------------------------------------------------------
For the six months ended June 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 3,408
                                      -------
Basic EPS: Income available
 to common shareholders               $ 3,408       2,420,026         $ 1.41
Effect of dilutive securities:
 incentive stock options                               61,790
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 3,408       2,481,816         $ 1.37
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the six months ended June 30, 2002
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 3,119
                                      -------
Basic EPS: Income available
 to common shareholders               $ 3,119       2,393,296         $ 1.30
Effect of dilutive securities:
 incentive stock options                               82,116
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 3,119       2,475,412         $ 1.26
                                      =======       =========         ======
-----------------------------------------------------------------------------
















Page 13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables set forth the computation of basic and diluted earnings per share for the three months ended June 30, 2003 and 2002:

-----------------------------------------------------------------------------
For the three months ended June 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,729
                                      -------
Basic EPS: Income available
 to common shareholders               $ 1,729       2,421,265         $ 0.71
Effect of dilutive securities:
 incentive stock options                               63,169
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,729       2,484,434         $ 0.70
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the three months ended June 30, 2002
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,646
                                      -------
Basic EPS: Income available
 to common shareholders               $ 1,646       2,393,213         $ 0.69
Effect of dilutive securities:
 incentive stock options                               85,924
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,646       2,479,137         $ 0.66
                                      =======       =========         ======
-----------------------------------------------------------------------------

     All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.


NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS

Financial Accounting Standards Board (FASB) Interpretation Number 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), was issued in November 2002.


Page 14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.
     Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
     This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company's consolidated financial statements.
     In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.
     The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.
     SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.
     The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.
     In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).
     The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.
     This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.
     This Statement is not expected to have a material effect on the Company's consolidated financial statements.



Page 15
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2003 was $3,408,000, an increase of 9.3% over net income of $3,119,000 in the comparable period of 2002.
     Increased non-interest income coupled with controlled operating expenses were the primary factors in the Company's increased earnings. While assets grew, interest margins decreased, resulting in a decrease in net interest income of $225,000 or 2.7% for the six-month period when compared to the first six months of 2002. Between December 31, 2002 and June 30, 2003, the loan and investment portfolios increased by a combined $42.1 million, which Management views as an excellent rate of growth.
     Fully diluted earnings per share for the first six months of 2003 were $1.37, an 8.7% increase over the $1.26 reported for the first six months of 2002.
     Net income for the three months ended June 30, 2003 was $1,729,000, an increase of 5.0% over net income of $1,646,000 in the comparable period of 2002.
     Increased non-interest income coupled with controlled operating expenses were again the primary factors in the Company's increased earnings. While assets grew, interest margins decreased, resulting in a decrease in net interest income of $162,000 or 3.7% for the three-month period. This decrease was more than offset by a $193,000 increase in non-interest income -- led by income from strong mortgage origination volume.
     Fully diluted earnings per share for the second quarter of 2003 were $0.70, a 6.1% increase over the $0.66 reported for the second quarter of 2002.




Page 16
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Total interest income of $13,672,000 for the six months ended June 30, 2003 is a 6.1% decrease from total interest income of $14,557,000 in the comparable period of 2002. Total interest expense of $5,408,000 for the first six months of 2003 is a 10.9% decrease from total interest expense of $6,068,000 for the first six months of 2002. The decreases in both interest income and interest expense were due to significantly lower interest rates resulting from current economic conditions, despite significantly higher balances for both assets and liabilities. At the same time, the low interest rate climate brought on by recent Federal Reserve Board actions resulted in a high level of residential mortgage refinance activity during the period, during which the Bank sold an increased amount of its secondary-market-qualifying mortgage production. This, along with above-average growth in core deposits, resulted in high levels of liquidity, which were in turn invested in low-rate overnight deposits causing compression of the net interest margin.
    The combination of lower interest rates and sale of mortgage loans resulted in net interest income of $8,264,000 for the six months ended June 30, 2003, a 2.7% decline from the $8,489,000 reported for the same period in 2002. This was more than compensated for by income recognized from the sale of mortgage loans, which was recorded in non-interest income.
     Total interest income of $6,804,000 for the three months ended June 30, 2003 is an 8.1% decrease from total interest income of $7,403,000 in the comparable period of 2002. Total interest expense of $2,640,000 for the three months ended June 30, 2003, is a 14.2% decrease from total interest expense of $3,077,000 for the second quarter of 2002. The decreases in both interest income and interest expense for the second quarter of 2003 occurred for the same reasons cited for the first six months of 2003. The combination of lower interest rates and sale of mortgage loans resulted in net interest income of $4,164,000 for the three months ended June 30, 2003, a 3.7% decline from the $4,326,000 reported for the same period in 2002. This, again, was more than compensated for by income recognized from the sale of mortgage loans, which was recorded in non-interest income.
     The Company's net interest margin on a tax-equivalent basis decreased from 4.20% in the first six months of 2002 to 3.65% in the first six months of 2003, and from 4.16% in the second quarter of 2002 to 3.63% in the second quarter of 2003. Tax equivalency is calculated using a 35% effective tax rate.
     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

------------------------------------------------------------------------------
                                     For the six months   For the three months
                                         ended June 30,        ended June 30,
(in thousands)                          2003       2002      2003         2002
------------------------------------------------------------------------------
Net interest income as presented     $ 8,264    $ 8,489   $ 4,164      $ 4,326
Effect of tax-exempt income              490        336       259          170
                                       -----      -----     -----        -----
Net interest income, tax equivalent   $8,754    $ 8,825   $ 4,423      $ 4,496
                                       =====      =====     =====        =====
------------------------------------------------------------------------------






Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

PROVISION FOR LOAN LOSSES

A $450,000 provision to the allowance for loan losses was made during the first six months of 2003, a $240,000 decrease from the $690,000 provision made for the same period of 2002. While commercial loan growth has been substantial in the first six months of 2003, the lower level of provision in 2003 was the result of several factors, including lower levels of past-due loans and lower levels of net charge-offs. The Company's net loss ratio on loans for the first six months of 2003 was 0.04% in comparison to 0.07% for the first six months of 2002. In additon, the deterioration of one large credit due to weakness in the commercial fishing industry led to a higher level of provision for the first six months of 2002.

NON-INTEREST INCOME

Non-interest income was $2,433,000 for the six months ended June 30, 2003, an increase of 25.7% from the $1,935,000 reported for the first six months of 2002. The increase in other operating income was due primarily to mortgage origination and servicing income and higher merchant credit card processing income. Demand for residential mortgages was strong in the first six months of 2003. The Bank sold $34.2 million of residential loans in the first six months of 2003 compared to $13.2 million in the first six months of 2002. This resulted in increased gains on sales of loans. In addition, the balances of loans serviced for others increased by $13.4 million during the period.
     Non-interest income was $1,210,000 for the three months ended June 30, 2003, an increase of 19.0% over the $1,017,000 reported for the three months ended June 30, 2002. The increase in non-interest income was due primarily to mortgage origination and servicing income. There were also increases in merchant credit card processing income and service charge income on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense of $5,515,000 for the six months ended June 30, 2003, is an increase of 3.5% from non-interest expense of $5,328,000 for the first six months of 2002. This increase has been primarily due to higher personnel costs related to the strong asset and income growth experienced by the Company, as well as higher health care insurance premiums. In addition, there were increases in merchant credit card processing costs which were offset by an increase in merchant credit card processing income. Included in 2002's other operating expense was a $75,000 one-time expense representing the write-down of a repossessed asset.
     Non-interest expense of $2,757,000 for the three months ended June 30, 2003, is an increase of 1.8% over non-interest expense of $2,709,000 for the three months ended June 30, 2002. This increase has been primarily due to higher personnel costs related to the strong asset and income growth experienced by the Company, as well as higher health care insurance premiums. In addition, there were increases in merchant credit card processing costs which were offset by an increase in merchant credit card processing income.

INCOME TAXES

Income taxes on operating earnings increased to $1,324,000 for the first six months of 2003 from $1,287,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.


Page 18
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the six-month periods ended June 30, 2003 and 2002
--------------------------------------------------------------------------
                                           Six-Month Periods ended June 30,
Dollars in thousands                                  2003            2002
--------------------------------------------------------------------------
Cash and due from banks                          $   9,396           8,504
Overnight funds sold                                 9,927             604
Investments
 U.S. Treasury securities & government agencies     47,437          58,209
 Obligations of states & political subdivisions     27,695          20,682
 Other securities                                   48,228          35,812
                                                 ---------       ---------
Total investments                                  123,360         114,703
                                                 ---------       ---------
Loans held for sale                                  2,145           1,902
                                                 ---------       ---------
Loans
   Commercial                                      128,379         106,884
   Consumer                                         26,748          29,797
   State and municipal                              11,850           7,668
   Real estate                                     181,826         163,985
                                                 ---------       ---------
   Total loans                                     348,803         308,334
Allowance for loan losses                           (3,804)         (3,186)
                                                 ---------       ---------
   Net loans                                       344,999         305,148
                                                 ---------       ---------
Bank premises and equipment, net                     7,832           7,717
Other assets                                        10,000           9,447
                                                 ---------       ---------
   Total assets                                  $ 507,659         448,025
                                                 =========       =========
Deposits
   Demand                                        $  24,115          20,844
   NOW                                              48,233          43,369
   Money market                                     87,441          26,206
   Savings                                          60,808          48,941
   Certificates of deposit                          69,615          79,791
   Certificates of deposit over $100,000            51,412          55,366
                                                 ---------       ---------
Total deposits                                     341,624         274,517
                                                 ---------       ---------
Borrowed funds                                     117,912         132,109
Other liabilities                                    4,306           3,181
                                                 ---------       ---------
   Total liabilities                               463,842         409,807
                                                 ---------       ---------
Common stock                                            25              25
Additional paid in capital                           4,687           4,687
Retained earnings                                   39,307          34,958
Net unrealized gain on
   securities available for sale                     2,254             721
Treasury stock                                      (2,456)         (2,173)
                                                 ---------       ---------
   Total capital                                    43,817          38,218
                                                 ---------       ---------
   Total liabilities and capital                 $ 507,659         448,025
                                                 =========       =========
Page 19
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

INVESTMENTS

The Company's investment portfolio increased by $6.2 million or 5.1% between December 31, 2002, and June 30, 2003. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower yields. At June 30, 2003, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.9 million, which is in line with the interest rate climate seen in the first six months of 2003.

LOANS

Loans grew by $35.8 million or 10.8% during the first six months of 2003. The growth in commercial loans was $17.4 million or 14.6% and municipal loans increased $2.3 million or 24.6%. The residential mortgage portfolio increased by $6.0 million or 4.2% and home equity lines of credit grew $12.0 million or 39.0% -- the result of competitive product pricing and marketing.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses and Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status, as well as loans with a credit risk rating of "8"), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.



Page 20
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

     The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of June 30, 2003. As of that date, the balance of $3,987,000 was 1.08% of total loans, compared to 1.11% at December 31, 2002 and 1.07% at June 30, 2002. Loans considered to be impaired according to SFAS 114/118 totalled $1,109,000 at June 30, 2003, compared to $1,070,000 at December 31, 2002. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2003, was $239,000 compared to $297,000 at December 31, 2002.

DEPOSITS

During the first six months of 2003, deposits increased by $24.8 million or 7.4% over December 31, 2002. Core deposits (demand, NOW, savings and money market accounts) grew by $15.5 million or 7.3% in the first six months of 2003. During the same period, certificates of deposit increased $9.3 million as a result of restructuring the liability side of the Company's balance sheets.
     As of June 30, 2003, deposits grew year-over-year by 16.5%, or $50.7 million. Demand deposits grew $2.9 million, NOW accounts $6.2 million, savings $13.7 million, money market accounts $24.6 million and certificates of deposit by $3.3 million. The increase in deposit balances is the result of generating addition deposit funding in the Bank's primary market area.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve Bank of Boston, and repurchase agreements. The Company utilizes borrowings as an additional source of funding for both loans and investments, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the six months ended June 30, 2003, borrowed funds increased by $8.6 million or 7.6% from December 31, 2002.
     Between June 30, 2002 and June 30, 2003, core deposits grew substantially, meeting the Bank's liquidity needs created by the growth in the loan and investment portfolios. Borrowed funds decreased $4.8 million or 3.8% during this period.












Page 21
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity as of June 30, 2003 was $45,602,000, compared to $42,695,000 as of December 31, 2002. The Company's strong earnings performance in the first six months months of 2003 provided a significant addition to retained earnings and was accompanied by an increase in the net unrealized gain on available-for-sale securities, as required under SFAS 115.
     During 2002, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 26 cents per share. In 2003, a cash dividend of 27 cents per share was declared in the first quarter of 2003 compared to 23 cents in the first quarter of 2002 and a cash dividend of 28 cents per share was declared in the second quarter of 2003 compared to 24 cents in the second quarter of 2002.
     Regulatory leverage capital ratios for the Company were 8.31% and 8.19% at June 30, 2003 and December 31, 2002, respectively. The Company had a tier one risk-based capital ratio of 11.64% and tier two risk-based capital ratio of 12.73% at June 30, 2003, compared to 12.32% and 13.45%, respectively, at December 31, 2002. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 120,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan. As of June 30, 2003, the Company had repurchased 26,069 shares under the 2002 repurchase plan - including 21,054 shares in the fourth quarter of 2002 and 5,014 shares in the first two quarters of 2003.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of June 30, 2003:

-------------------------------------------------------------------------------
                                     Less than        1-3       4-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 121,933     45,433     37,000    12,000      27,500
Operating leases                283         79        128        76           -
Certificates of deposit     130,689     64,921     54,739    11,029           -
                            -------    -------     ------    ------      ------
Total                     $ 252,905    110,433     91,867    23,105      27,500
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  63,882     63,882          -         -           -
-------------------------------------------------------------------------------


Page 22
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY MANAGEMENT

As of June 30, 2003 the Bank had primary sources of liquidity of $37.4 million and an additional $119.8 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At June 30, 2003, loans on non-accrual status totaled $1,109,000, which compares to non-accrual loans of $1,070,000 as of December 31, 2002. In addition to loans on non-accrual status at June 30, 2003, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $139,000, which compares to $406,000 as of December 31, 2002. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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






Page 23
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at June 30, 2003, was 10.2% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

























Page 24
MARKET RISK MANAGEMENT, CONTINUED

A summary of the Bank's static gap, as of June 30, 2003, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  16,718       27,111       47,168       36,473
Loans held for sale                  10           45          373          734
Loans                           139,181       70,762      128,240       29,732
Other interest-earning assets     6,100        4,570            -            -
Non-rate-sensitive assets             -            -            -       22,592
                               --------     --------     --------     --------
Total assets                  $ 162,009      102,488      175,781       89,531
                               --------     --------     --------     --------
Interest-bearing deposits       123,121       38,874       65,768      104,212
Borrowed funds                   34,430       11,003       49,000       27,500
Non-rate-sensitive
   liabilities and equity           700        2,250       13,475       59,476
                               --------     --------     --------     --------
Total liabilities and equity  $ 158,251       52,127      128,243      191,188
                               --------     --------     --------     --------
Period gap                    $   3,758       50,361       47,538     (101,657)
                              =========     ========     ========     ========
Percent of total assets           0.71%        9.51%        8.97%      -19.19%
Cumulative gap (current)      $   3,758      54,119      101,657            -
Percent of total assets           0.71%       10.21%       19.19%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would decrease by approximately 0.18% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and increase by approximately 0.37% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 1.46% in a falling-rate scenario and decrease by 0.90% in a rising rate scenario when compared to the year one base scenario.




Page 25
MARKET RISK MANAGEMENT, CONTINUED

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2003 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2003
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             -0.18%
Projected change if rates increase by 2.0%             +0.37%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             -1.46%
Projected change if rates increase by 2.0%             -0.90%
-------------------------------------------------------------

     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2003. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2003, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2003, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates may rise in the second half of 2003 and believes that the current level of interest rate risk is acceptable.

Page 26
Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company is currently in the process of further reviewing and documenting disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that these systems evolve with the Company's business.

(b) Changes in internal controls.

None.




































Page 27
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 28
ITEM 2.     CHANGES IN SECURITIES

None

























































Page 29
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 30
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Two proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 29, 2003, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on March 10, 2003 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 2,419,762 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

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

     The results of the shareholder voting had 2,211,208 shares in favor, 2,621 shares against, 14,738 shares withheld voting, and 191,195 shares not voting.

PROPOSAL 2:  Election of Directors
The following are nominees for three-year terms as Director Expiring in 2006:

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


     The results of the shareholder voting had 2,188,251 shares in favor, 31,597 shares against, 8,719 withheld voting, and 191,195 shares not voting.









Page 31
ITEM 5:     OTHER INFORMATION

None.

























































Page 32
ITEM 6:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.     EXHIBITS

14.1  CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS UNDER
      SECTION 406 OF THE SARBANES-OXLEY ACT OF 2002

31.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING
      THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

31.2  CERTIFICATION OF CHIEF fINANCIAL OFFICER UNDER
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING
      THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

32.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING
      THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

32.2  CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING
      THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003


B.     REPORTS ON FORM 8-K

The Company's press release announcing the first quarter 2003 earnings was filed on Form 8-K under item 5 on April 15, 2003.

The Company's press release announcing the second quarter 2003 dividend declaration was filed on Form 8-K under item 5 on June 19, 2003.





























Page 33
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 14, 2003                          /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



August 14, 2003                          /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 34