Form 10-Q
period 2003-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2003-11-14
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
        September 30, 2003                                0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at November 13, 2003
       Common Stock, Par One Cent                     2,420,219



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information (Unaudited)
                                                                       Page No.

  Item 1:

    Selected Financial Data ..........................................       1

    Independent Accountants' Review Report ...........................       2

    Financial Statements

    Consolidated Balance Sheets -
      September 30,2003, September 30,2002 and December 31, 2002         3 - 4

    Consolidated Statements of Income - for the Three and Nine
      Months ended September 30,2003 and September 30,2002 ...........   5 - 6

    Consolidated Statements of Changes in Shareholders' Equity - for the Nine Months ended September 30,2003 and September 30,2002 7 - 8

    Consolidated Statements of Cash Flows - for the Nine Months
      Ended September 30,2003 and September 30,2002 ..................  9 - 10

    Notes to Financial Statements - for the Nine Months
      Ended September 30,2003 and September 30,2002 .................. 11 - 16

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations ................. 17 - 24

  Item 3: Quantitative and Qualitative Disclosures
            About Market Risk ........................................ 25 - 27

  Item 4: Controls and Procedures ....................................      28

PART II     Other Information

  Item 1: Legal Proceedings ..........................................      29

  Item 2: Changes in Securities ......................................      30

  Item 3: Defaults Upon Senior Securities ............................      31

  Item 4: Submission of Matters to a Vote of Security Holders ........      32

  Item 5: Other Information ..........................................      33

  Item 6: Exhibits and Reports on Form 8-K ...........................      34

Signatures ...........................................................      35






PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

-----------------------------------------------------------------------------
                                     For the nine months     For the quarters
Dollars in thousands,                 ended September 30,  ended September 30,
except for per share amounts           2003        2002      2003        2002
-----------------------------------------------------------------------------
Summary of Operations
Operating Income                    $24,463     $25,374     $8,358     $8,881
Operating Expense                    16,903      18,557      5,530      6,470
Net Interest Income                  12,850      12,828      4,586      4,339
Provision for Loan Losses               675         945        225        255
Net Income                            5,420       4,808      2,012      1,689
-----------------------------------------------------------------------------
Per Common Share Data
Basic Earnings per Share              $2.24       $2.00      $0.83      $0.70
Diluted Earnings per Share             2.18        1.95       0.81       0.68
Cash Dividends Declared                0.84        0.72       0.29       0.25
Book Value                            19.26       17.42      19.26      17.42
Market Value                          43.00       28.80      43.00      28.80
-----------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)          16.23%      16.49%     17.24%     16.56%
Return on Average Assets (a)           1.40%       1.40%      1.49%      1.38%
Average Equity to Average Assets       8.63%       8.47%      8.64%      8.35%
Net Interest Margin Tax-Equivalent (a) 3.69%       4.08%      3.78%      3.92%
Dividend Payout Ratio                 37.50%      35.96%     34.94%     35.78%
Allowance for Loan
  Losses to Total Loans                1.09%       1.10%      1.09%      1.10%
Non-Performing Loans
  to Total Loans                       0.32%       0.52%      0.32%      0.52%
Non-Performing Assets
  to Total Assets                      0.23%       0.39%      0.23%      0.39%
Efficiency Ratio (b)                  48.66%      50.06%     47.95%     51.45%
-----------------------------------------------------------------------------
At Period End
Total Assets                        551,818     497,248    551,818    497,248
Total Loans                         383,032     331,142    383,032    331,142
Total Investment Securities         139,196     124,104    139,196    124,104
Total Deposits                      370,952     336,800    370,952    336,800
Total Shareholders' Equity           46,733      42,114     46,733     42,114
-----------------------------------------------------------------------------

(a) Annualized using a 365-day basis

(b) The Company uses the following formula in calculating its efficiency ratio

              Non-Interest Expense  -  Loss on Securities Sales
------------------------------------------------------------------------------
Tax-Equivalent Net Interest Income + Non-Interest Income - Gains on Securities





Page 1













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2003 and 2002, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Berry, Dunn, McNeil & Parker

Berry, Dunn, McNeil & Parker

Portland, Maine
November 11, 2003















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)


------------------------------------------------------------------------------
(000 OMITTED except per share data     September 30, September 30, December 31,
and number of shares)                          2003          2002         2002
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $  13,758     $  19,904    $  14,181
Overnight funds sold                              -         6,400        9,325
                                            -------       -------      -------
     Cash and cash equivalents               13,758        26,304       23,506
                                            -------       -------      -------

Investments:
  Available for sale                         62,815        57,115       56,410
  Held to maturity (market values $78,174
     at 9/30/03, $68,556 at 9/30/02 and
     $67,421 at 12/31/02)                    76,381        66,989       65,663
Loans held for sale
  (fair value approximates cost)              1,884         1,983        2,613
Loans                                       383,032       331,142      332,074
  Less: allowance for loan losses             4,177         3,628        3,700
                                            -------       -------      -------
     Net loans                              378,855       327,514      328,374
                                            -------       -------      -------
Accrued interest receivable                   2,814         2,852        2,642
Bank premises and equipment,
  net of accumulated depreciation             7,466         7,851        7,833
Other real estate owned                          51           192          255
Other assets                                  7,794         6,448        6,772
                                            -------       -------      -------
        Total Assets                      $ 551,818     $ 497,248    $ 494,068
                                            =======       =======      =======
























Page 3
CONSOLIDATED BALANCE SHEETS, CONTINUED

------------------------------------------------------------------------------
                                       September 30, September 30, December 31,
                                               2003          2002         2002
------------------------------------------------------------------------------
Liabilities
Demand deposits                           $  33,425     $  29,885    $  25,484
NOW deposits                                 55,593        49,078       46,989
Money market deposits                        86,366        76,632       80,805
Savings deposits                             65,093        58,986       59,521
Certificates of deposit                      69,522        72,096       71,169
Certificates $100,000 and over               60,953        50,123       50,256
                                            -------       -------      -------
     Total deposits                         370,952       336,800      334,224
                                            -------       -------      -------
Borrowed funds                              129,583       113,975      113,365
Other liabilities                             4,550         4,359        3,784
                                            -------       -------      -------
     Total Liabilities                      505,085       455,134      451,373
                                            -------       -------      -------

Shareholders' Equity
Common stock                                     25            25           25
Additional paid-in capital                    4,687         4,687        4,687
Retained earnings                            41,707        37,103       38,322
Net unrealized gains on
  securities available for sale               2,558         2,356        2,170
Treasury stock                               (2,244)       (2,057)      (2,509)
                                            -------       -------      -------
    Total Shareholders' Equity               46,733        42,114       42,695
                                            -------       -------      -------
       Total Liabilities
       & Shareholders' Equity             $ 551,818     $ 497,248    $ 494,068
                                            =======       =======      =======
------------------------------------------------------------------------------
Number of shares authorized               6,000,000     6,000,000    6,000,000
Number of shares issued                   2,481,270     2,481,270    2,481,270
Number of shares outstanding              2,426,575     2,417,637    2,414,693
Book value per share                         $19.26        $17.42       $17.68
------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.
















Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------

(000 OMITTED except per share data     For the nine months ended September 30,
and number of shares)                                      2003          2002
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                        $ 15,949      $ 16,652
     Interest on deposits with other banks                   52            26
     Interest and dividends on investments                4,486         5,392
                                                       --------      --------
     Total interest and dividend income                  20,487        22,070
                                                       --------      --------
Interest expense
     Interest on deposits                                 4,600         5,809
     Interest on borrowed funds                           3,037         3,433
                                                       --------      --------
     Total interest expense                               7,637         9,242
                                                       --------      --------
Net interest income                                      12,850        12,828
Provision for loan losses                                   675           945
                                                       --------      --------
     Net interest income after
       provision for loan losses                         12,175        11,883
                                                       --------      --------
Non-interest income
     Fiduciary income                                       577           555
     Service charges on deposit accounts                    833           719
     Mortgage origination and servicing income              794           377
     Other operating income                               1,772         1,653
                                                       --------      --------
     Total non-interest income                            3,976         3,304
                                                       --------      --------
Non-interest expenses
     Salaries and employee benefits                       4,377         4,113
     Occupancy expense                                      569           532
     Furniture and equipment expense                      1,039           958
     Other                                                2,606         2,767
                                                       --------      --------
     Total non-interest expenses                          8,591         8,370
                                                       --------      --------
Income before income taxes                                7,560         6,817
Applicable income taxes                                   2,140         2,009
                                                       --------      --------
NET INCOME                                             $  5,420     $   4,808
                                                       ========      ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                             $2.24         $2.00
     Diluted earnings per share                           $2.18         $1.95
Cash dividends declared per share                         $0.84         $0.72
Weighted average number of shares outstanding         2,421,594     2,401,365
Incremental shares                                       63,498        67,499
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED

------------------------------------------------------------------------------
(000 OMITTED except per share data        For the quarters ended September 30,
and number of shares)                                       2003         2002
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                          $ 5,358      $ 5,623
     Interest on deposits with other banks                     4           21
     Interest and dividends on investments                 1,453        1,869
                                                         -------      -------
     Total interest and dividend income                    6,815        7,513
                                                         -------      -------
Interest expense
     Interest on deposits                                  1,318        2,034
     Interest on borrowed funds                              911        1,140
                                                         -------      -------
     Total interest expense                                2,229        3,174
                                                         -------      -------
Net interest income                                        4,586        4,339
Provision for loan losses                                    225          255
                                                         -------      -------
     Net interest income after provision for loan losses   4,361        4,084
                                                         -------      -------
Non-interest income
     Fiduciary income                                        203          172
     Service charges on deposit accounts                     268          249
     Mortgage origination and servicing income               304          153
     Other operating income                                  768          794
                                                         -------      -------
     Total non-interest income                             1,543        1,368
                                                         -------      -------
Non-interest expenses
     Salaries and employee benefits                        1,546        1,451
     Occupancy expense                                       176          174
     Furniture and equipment expense                         338          334
     Other                                                 1,016        1,082
                                                         -------      -------
     Total non-interest expenses	      		     3,076        3,041
                                                         -------      -------
Income before income taxes                                 2,828        2,411
Applicable income taxes                                      816          722
                                                         -------      -------
NET INCOME                                               $ 2,012      $ 1,689
                                                         =======      =======
------------------------------------------------------------------------------
Earnings per common share
   Basic earnings per share                                $0.83        $0.70
   Diluted earnings per share                              $0.81        $0.68
Cash dividends declared per share                          $0.29        $0.25
Weighted average number of shares outstanding          2,424,694    2,417,235
Incremental shares                                        66,754       69,904
------------------------------------------------------------------------------
See Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.



Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------
For the nine months ended September 30, 2002
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2001            2,391,375  $25      $4,687    $34,030     $  784         $(2,192)    $37,334
                 ---------  ---      ------    -------     ------         -------     -------
Net income               -    -           -      4,808          -               -       4,808
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $810                   -    -           -          -      1,572               -       1,572
                 ---------  ---      ------    -------     ------         -------     -------
Comprehensive
  income                 -    -           -      4,808      1,572               -       6,380
Cash dividends
  declared               -    -           -     (1,735)         -               -      (1,735)
Treasury stock
  purchases        (11,014)   -           -         -           -            (304)       (304)
Treasury stock
  sales             37,276    -           -         -           -             439         439
                 ---------  ---      ------    -------     ------         -------     -------
Balance
  at September 30,
  2002           2,417,637  $25      $4,687    $37,103     $2,356         $(2,057)    $42,114
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------
















Page 7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED


----------------------------------------------------------------------------------------------
For the nine months ended September 30, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            2,414,693  $25      $4,687    $38,322     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      5,420          -               -       5,420
Net unrealized
  gain on
  securities
  available for
  sale, net of
  taxes of
  $200                   -    -           -          -        388               -         388
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      5,420        388               -       5,808
Cash dividends
  declared               -    -           -     (2,035)         -               -      (2,035)
Treasury stock
  purchases         (5,926)   -           -          -          -            (209)       (209)
Treasury stock
  sales             17,809    -           -          -          -             474         474
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at September 30,
  2003           2,426,576  $25      $4,687    $41,707     $2,558         $(2,244)    $46,733
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.















Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
                                        For the nine months ended September 30,
(000 omitted)                                             2003          2002
-------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 5,420         4,808
  Adjustments to reconcile net income to
    net cash provided(used) by operating activities:
      Depreciation                                         737           708
      Provision for loan losses                            675           945
      Loans originated for resale                      (50,569)      (22,527)
      Proceeds from sales and transfers of loans        51,298        21,010
      Net gain on sale of other real estate owned          (24)            -
      Net increase (decrease) in other assets
        and accrued interest                               428          (449)
      Net increase (decrease) in other liabilities         (76)          384
      Net amortization (accretion) of
        premiums (discounts) on investments                927          (544)
                                                        ------        ------
        Net cash provided by operating activities        8,816         4,335
                                                        ------        ------
Cash flows from investing activities
     Proceeds from maturities, payments and calls of
       securities available for sale                     9,430         1,822
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                24,555        24,974
     Proceeds from sales of other real estate owned        228            10
     Purchases of securities available for sale        (15,311)       (5,582)
     Purchases of securities to be held to maturity    (35,570)      (34,206)
     Net increase in loans                             (51,156)      (30,155)
     Capital expenditures                               (1,992)         (996)
                                                        ------        ------
          Net cash used in investing activities        (69,816)      (44,133)
                                                        ------        ------
Cash flows from financing activities
     Net increase in demand deposits, savings,
         money market and club accounts                 27,678        85,708
     Net increase (decrease) in
         certificates of deposit                         9,050       (11,597)
     Advances on long-term borrowings                   25,000        17,000
     Repayment on long-term borrowings                 (28,000)            -
     Net decrease in short-term borrowings              19,218       (34,382)
     Payment to repurchase common stock                   (209)         (304)
     Proceeds from sale of treasury stock                  474           439
     Dividends paid                                     (1,959)       (1,656)
                                                        ------        ------
          Net cash provided by financing activities     51,252        55,208
                                                        ------        ------








Page 9
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

-------------------------------------------------------------------------------
                                        For the nine months ended September 30,
                                                          2003          2002
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents    (9,748)       15,410
Cash and cash equivalents at beginning of period        23,506        10,894
                                                        ------        ------
 Cash and cash equivalents at end of period            $13,758        26,304
                                                        ======        ======
-------------------------------------------------------------------------------
Interest paid                                          $ 8,019       $ 9,347
Income taxes paid                                        1,874         1,970
Non-cash transactions
    Change in net unrealized gain on
        available for sale securities                      588         1,572
------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.






































Page 10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - STOCK OPTIONS

First National Lincoln Corporation (the Company) established a stock option plan in 1995. Under the plan, the Company may grant options to its employees for up to 200,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value of the stock on the date of the grant. An option's maximum term is ten years from the date of grant.
     The Company applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

-------------------------------------------------------------------------------
                                     For the nine months  For the three months
In thousands,                         ended September 30,   ended September 30,
except for per share data                  2003    2002          2003    2002
-------------------------------------------------------------------------------
Net income
   As reported                           $ 5,420   4,808       $ 2,012   1,689
   Value of option grants, net of tax          -      60             -       -
                                           -----   -----         -----   -----
   Pro forma                               5,420   4,748         2,012   1,689
                                           =====   =====         =====   =====
Basic earnings per share
   As reported                              2.24    2.00          0.83    0.70
   Value of option grants, net of tax          -    0.03             -       -
                                           -----   -----         -----   -----
   Pro forma                                2.24    1.97          0.83    0.70
                                           =====   =====         =====   =====
Diluted earnings per share
   As reported                              2.18    1.95          0.81    0.68
   Value of option grants, net of tax          -    0.02             -       -
                                           -----   -----         -----   -----
   Pro forma                                2.18    1.93          0.81    0.68
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










Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A summary of the status of the Company's Stock Option Plan as of September 30, 2003, and changes during the nine months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2002                  104,800                    $12.88
     Granted during the period                      0                         0
     Exercised during the period               (6,500)                     7.42
                                              -------                    ------
Balance at September 30, 2003                  98,300                    $13.24
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


























Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002:

----------------------------------------------------------------------------
For the nine months ended September 30, 2003
----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares      Per-Share
 shares and per share data          (Numerator)  (Denominator)        Amount
----------------------------------------------------------------------------
Net income as reported                $ 5,420
                                      -------
Basic EPS: Income available
 to common shareholders               $ 5,420       2,421,594         $ 2.24
Effect of dilutive securities:
 incentive stock options                               63,498
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 5,420       2,485,092         $ 2.18
                                      =======       =========         ======
----------------------------------------------------------------------------

----------------------------------------------------------------------------
For the nine months ended September 30, 2002
----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares      Per-Share
 shares and per share data          (Numerator)  (Denominator)        Amount
----------------------------------------------------------------------------
Net income as reported                $ 4,808
                                      -------
Basic EPS: Income available
 to common shareholders               $ 4,808       2,401,363         $ 2.00
Effect of dilutive securities:
 incentive stock options                               67,499
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 4,808       2,468,862         $ 1.95
                                      =======       =========         ======
----------------------------------------------------------------------------
















Page 13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables set forth the computation of basic and diluted earnings per share for the three months ended September 30, 2003 and 2002:

----------------------------------------------------------------------------
For the three months ended September 30, 2003
----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares      Per-Share
 shares and per share data          (Numerator)  (Denominator)        Amount
----------------------------------------------------------------------------
Net income as reported                $ 2,012
                                      -------
Basic EPS: Income available
 to common shareholders               $ 2,012       2,424,694         $ 0.83
Effect of dilutive securities:
 incentive stock options                               66,754
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 2,012       2,491,448         $ 0.81
                                      =======       =========         ======
----------------------------------------------------------------------------

----------------------------------------------------------------------------
For the three months ended September 30, 2002
----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares      Per-Share
 shares and per share data          (Numerator)  (Denominator)        Amount
----------------------------------------------------------------------------
Net income as reported                $ 1,689
                                      -------
Basic EPS: Income available
 to common shareholders               $ 1,689       2,417,233         $ 0.70
Effect of dilutive securities:
 incentive stock options                               69,904
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,689       2,487,137         $ 0.68
                                      =======       =========         ======
----------------------------------------------------------------------------

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











Page 14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2003 and 2002 is as follows:

-----------------------------------------------------------------------------
                                                  For the three months ended
                                                          September 30,
Dollars in thousands                                   2003           2002
-----------------------------------------------------------------------------
Net income                                             2,012           1,689
Net unrealized gain on securities available
  for sale, net of tax benefit of $186 in 2003
  and taxes of $512 in 2002                             (361)            993
                                                      -------          ------
Comprehensive income                                   1,651           2,682
                                                      =======          ======
-----------------------------------------------------------------------------


NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

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




Page 15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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




























Page 16
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.
     Management believes the allowance for loan losses is a critical accounting policy that requires significant estimates and assumptions in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2003 was $5,420,000, an increase of 12.7% over net income of $4,808,000 in the comparable period of 2002.
     Increased non-interest income coupled with controlled operating expenses were the primary factors in the Company's increased earnings. During the period assets grew, and while assets showed substantial growth, interest margins decreased, resulting in an increase in net interest income of only $22,000 or 0.2% for the first nine months of 2003 when compared to the first nine months of 2002. Between December 31, 2002 and September 30, 2003, the loan and investment portfolios increased by a combined $68.1 million, which Management views as an excellent rate of growth.
     Fully diluted earnings per share for the first nine months of 2003 were $2.18, an 11.8% increase over the $1.95 reported for the first nine months of 2002.
     Net income for the three months ended September 30, 2003 set a new single-quarter record at $2,012,000, an increase of 19.1% over net income of $1,689,000 for the comparable period of 2002.
     A combination of higher net interest income, increased non-interest income coupled with controlled operating expenses were the primary factors in the Company's increased earnings for the quarter. Net interest income grew by $247,000, or 5.7% over the comparable three-month period in 2002, while continued strong mortgage origination volume resulted in an increase of $175,000 in non-interest income when compared to the same quarter in 2002.
     Fully diluted earnings per share for the third quarter of 2003 were $0.81, a 19.1% increase over the $0.68 reported for the third quarter of 2002.



Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Total interest income of $20,487,000 for the nine months ended September 30, 2003 was a 7.2% decrease from total interest income of $22,070,000 in the comparable period of 2002. Total interest expense of $7,637,000 for the first nine months of 2003 was a 17.4% decrease from total interest expense of $9,242,000 for the first nine months of 2002. The decreases in both interest income and interest expense were due to significantly lower interest rates resulting from current economic conditions, despite significantly higher balances for both assets and liabilities. At the same time, the low interest rate climate brought on by recent Federal Reserve Board actions resulted in a high level of residential mortgage refinance activity during the period, during which the Bank sold an increased amount of its secondary-market-qualifying mortgage production. This, along with higher than usual levels of liquidity, invested in low-rate overnight deposits, caused compression of the net interest margin.
    The combination of lower interest rates and sale of mortgage loans resulted in net interest income of $12,850,000 for the nine months ended September 30, 2003, a 0.2% increase from the $12,828,000 reported for the same period in 2002.
     Total interest income of $6,815,000 for the three months ended September 30, 2003 was an 9.3% decrease from total interest income of $7,513,000 in the comparable period of 2002. Total interest expense of $2,229,000 for the three months ended September 30, 2003, was a 29.8% decrease from total interest expense of $3,174,000 for the third quarter of 2002. The decreases in both interest income and interest expense for the third quarter of 2003 occurred for the same reasons cited above for the first nine months of 2003 and resulted in net interest income of $4,586,000 for the three months ended September 30, 2003, a 5.7% increase from the $4,339,000 reported for the same period in 2002. This, was complemented by income recognized from the sale of mortgage loans, which was recorded in non-interest income, which increased $175,000 or 12.8% when compared to the same quarter of 2002.
     The Company's net interest margin on a tax-equivalent basis decreased from 4.08% in the first nine months of 2002 to 3.69% in the first nine months of 2003, and from 3.92% in the third quarter of 2002 to 3.78% in the third quarter of 2003. Tax equivalency is calculated using a 35% effective tax rate. These results are indicative of the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

------------------------------------------------------------------------------
                                    For the nine months   For the three months
                                    ended September 30,    ended September 30,
(in thousands)                          2003       2002      2003         2002
------------------------------------------------------------------------------
Net interest income as presented    $ 12,850   $ 12,828   $ 4,586      $ 4,339
Effect of tax-exempt income              751        510       262          174
                                       -----      -----     -----        -----
Net interest income, tax equivalent $ 13,601   $ 13,338   $ 4,848      $ 4,513
                                       =====      =====     =====        =====
------------------------------------------------------------------------------




Page 18
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

PROVISION FOR LOAN LOSSES

A $675,000 provision to the allowance for loan losses was made during the first nine months of 2003, a $270,000 decrease from the $945,000 provision made for the same period of 2002. While commercial loan growth has been substantial in the first nine months of 2003, the lower level of provision in 2003 was the result of several factors, including lower levels of past-due loans and lower levels of net charge-offs. The Company's net loss ratio as a percentage of average loans for the first nine months of 2003 was 0.06% in comparison to 0.10% for the first nine months of 2002. In additon, the deterioration of one large credit due to weakness in the commercial fishing industry led to a higher level of provision for the first nine months of 2002.

NON-INTEREST INCOME

Non-interest income was $3,976,000 for the nine months ended September 30, 2003, an increase of 20.3% from the $3,304,000 reported for the first nine months of 2002. The increase in non-interest income was due primarily to mortgage origination and servicing income increasing by $417,000 or 110.7% as well as higher merchant credit card processing income. Demand for residential mortgages was strong in the first nine months of 2003. The Bank sold $51.3 million of residential loans in the first nine months of 2003 compared to $21.0 million in the first nine months of 2002, resulting in increased gains on sales of loans. In addition, the balances of loans serviced for others increased by $15.6 million during the period.
     Non-interest income was $1,543,000 for the three months ended September 30, 2003, an increase of 12.8% over the $1,368,000 reported for the three months ended September 30, 2002. The increase in non-interest income was due primarily to mortgage origination and servicing income which was $151,000 or 98.8% higher than the same period in 2002. There were also increases in merchant credit card processing income and service charge income.

NON-INTEREST EXPENSE

Non-interest expense of $8,591,000 for the nine months ended September 30, 2003, is an increase of only 2.6% from non-interest expense of $8,370,000 for the first nine months of 2002. Higher personnel costs related to the strong asset and income growth experienced by the Company, as well as higher health care insurance premiums, were offset by reductions in cardholder processing as a result of the sale of the Bank's credit card portfolio in the fourth quarter of 2002. Included in 2002's other operating expense was a $75,000 one-time expense representing the write-down of a repossessed asset as well as the associated carrying costs for maintaining this repossessed asset. In addition, there were increases in merchant credit card processing costs which were offset by an increase in merchant credit card processing income.
     Non-interest expense of $3,076,000 for the three months ended September 30, 2003, is an increase of 1.2% over non-interest expense of $3,041,000 for the three months ended September 30, 2002. This low level of increase in non-interest expense for the quarter was for the same reasons cited above.

INCOME TAXES

Income taxes on operating earnings increased to $2,140,000 for the first nine months of 2003 from $2,009,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.


Page 19
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the nine-month periods ended September 30, 2003 and 2002
--------------------------------------------------------------------------
                                     Nine-month periods ended September 30,
Dollars in thousands                                  2003            2002
--------------------------------------------------------------------------
Cash and due from banks                          $  10,222           9,101
Overnight funds sold                                 7,224           2,240
Investments
 U.S. Treasury securities & government agencies     49,415          61,117
 Obligations of states & political subdivisions     28,361          21,003
 Other securities                                   48,580          36,041
                                                 ---------       ---------
Total investments                                  126,356         118,161
                                                 ---------       ---------
Loans held for sale                                  1,957           1,849
                                                 ---------       ---------
Loans
   Commercial                                      131,136         109,977
   Consumer                                         26,572          29,934
   State and municipal                              12,258           8,022
   Real estate                                     187,226         167,071
                                                 ---------       ---------
   Total loans                                     357,192         315,004
Allowance for loan losses                           (3,889)         (3,303)
                                                 ---------       ---------
   Net loans                                       353,303         311,701
                                                 ---------       ---------
Bank premises and equipment, net                     7,755           7,777
Other assets                                        10,439           9,545
                                                 ---------       ---------
   Total assets                                  $ 517,256         460,374
                                                 =========       =========
Deposits
   Demand                                        $  26,469          23,116
   NOW                                              50,086          44,949
   Money market                                     87,194          40,507
   Savings                                          61,816          51,042
   Certificates of deposit                          70,083          77,636
   Certificates of deposit over $100,000            54,003          53,979
                                                 ---------       ---------
Total deposits                                     349,651         291,229
                                                 ---------       ---------
Borrowed funds                                     118,480         126,742
Other liabilities                                    4,470           3,424
                                                 ---------       ---------
   Total liabilities                               472,601         421,395
                                                 ---------       ---------
Common stock                                            25              25
Additional paid in capital                           4,687           4,687
Retained earnings                                   39,877          35,468
Net unrealized gain on
   securities available for sale                     2,476             935
Treasury stock                                      (2,410)         (2,136)
                                                 ---------       ---------
   Total capital                                    44,655          38,979
                                                 ---------       ---------
   Total liabilities and capital                 $ 517,256         460,374
                                                 =========       =========
Page 20
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

INVESTMENTS

The Company's investment portfolio increased by $17.1 million or 14.0% between December 31, 2002, and September 30, 2003. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower yields. At September 30, 2003, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.6 million, which is in line with the interest rate climate seen in the first nine months of 2003.

LOANS

Loans grew by $51.0 million or 15.3% during the first nine months of 2003. The growth in commercial loans was $18.5 million or 15.5% and municipal loans increased $3.5 million or 37.0%. The residential mortgage portfolio increased by $14.8 million or 10.3% and home equity lines of credit grew $15.5 million or 50.3% -- the result of a new product with competitive pricing and marketing.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses and Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status, as well as loans with a credit risk rating of "8"), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
     Consumer loans, which includes residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.



Page 21
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

     The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of September 30, 2003. As of that date, the balance of $4,177,000 was 1.09% of total loans, compared to 1.11% at December 31, 2002 and 1.10% at September 30, 2002. Loans considered to be impaired according to SFAS 114/118 totalled $1,229,000 at September 30, 2003, compared to $1,070,000 at December 31, 2002. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2003, was $337,000 compared to $297,000 at December 31, 2002.

DEPOSITS

During the first nine months of 2003, deposits increased by $36.7 million or 11.0% over December 31, 2002. Core deposits (demand, NOW, savings and money market accounts) grew by $27.7 million or 13.0% in the first nine months of 2003. During the same period, certificates of deposit increased $9.1 million as a result of restructuring the liability side of the Company's balance sheets.
     As of September 30, 2003, deposits grew year-over-year by 10.1%, or $34.2 million. Demand deposits grew $3.5 million, NOW accounts $6.5 million, savings $6.1 million, money market accounts $9.7 million and certificates of deposit by $8.2 million. The increase in deposit balances is the result of generating addition deposit funding in the Bank's primary market area.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve Bank of Boston, and repurchase agreements. The Company utilizes borrowings as an additional source of funding for both loans and investments, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the nine months ended September 30, 2003, borrowed funds increased by $16.2 million or 14.3% from December 31, 2002.
     Between September 30, 2002 and September 30, 2003, borrowed funds increased $15.6 million or 13.7% during this period.














Page 22
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity as of September 30, 2003 was $46,733,000, compared to $42,695,000 as of December 31, 2002. The Company's strong earnings performance in the first nine months months of 2003 provided a significant addition to retained earnings. In addition, the net unrealized gain on available-for-sale securities, as required under SFAS 115, has increased by $388,000 since December 31, 2002.
     During 2002, the Company increased its dividend each quarter to end the year at a quarterly rate of 26 cents per share. In 2003, a cash dividend of 27 cents per share was declared in the first quarter of 2003 compared to 23 cents in the first quarter of 2002 and a cash dividend of 28 cents per share was declared in the second quarter of 2003 compared to 24 cents in the second quarter of 2002 and a cash dividend of 29 cents per share was declared in the third quarter of 2003 compared to 25 cents in the third quarter of 2002.
     Regulatory leverage capital ratios for the Company were 8.22% and 8.19% at September 30, 2003 and December 31, 2002, respectively. The Company had a tier one risk-based capital ratio of 11.69% and tier two risk-based capital ratio of 12.80% at September 30, 2003, compared to 12.32% and 13.45%, respectively, at December 31, 2002. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 120,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan. As of September 30, 2003, the Company had repurchased 26,981 shares under the 2002 repurchase plan - including 21,054 shares in the fourth quarter of 2002 and 5,927 shares in the first three quarters of 2003.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of September 30, 2003:
-------------------------------------------------------------------------------
                                     Less than        1-3       4-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 129,583     58,083     32,000    12,000      27,500
Operating leases                262         79        119        64           -
Certificates of deposit     130,475     64,476     53,882    12,117           -
                            -------    -------     ------    ------      ------
Total                     $ 260,320    122,638     86,001    24,181      27,500
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  79,069     79,069          -         -           -
-------------------------------------------------------------------------------

Page 23
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY MANAGEMENT

As of September 30, 2003 the Bank had primary sources of liquidity of $40.9 million and an additional $129.2 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At September 30, 2003, loans on non-accrual status totaled $1,229,000, which compares to non-accrual loans of $1,070,000 as of December 31, 2002. In addition to loans on non-accrual status at September 30, 2003, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $475,000, which compares to $406,000 as of December 31, 2002. The Company continues to accrue interest on these loans because it believes collection of the interest and principal is reasonably assured.

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






Page 24
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at September 30, 2003, was +11.8% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

























Page 25
MARKET RISK MANAGEMENT, CONTINUED

A summary of the Bank's static gap, as of September 30, 2003, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  26,659       22,961       45,118       43,570
Loans held for sale                  17           78          626        1,163
Loans                           153,954       70,540      128,092       30,446
Other interest-earning assets     4,702            -            -            -
Non-rate-sensitive assets             -            -            -       22,611
                               --------     --------     --------     --------
Total assets                  $ 185,332       93,579      173,836       97,790
                               --------     --------     --------     --------
Interest-bearing deposits       111,669       41,004       66,002      118,852
Borrowed funds                   36,865       21,218       44,000       27,500
Non-rate-sensitive
   liabilities and equity           727        2,324       12,673       67,703
                               --------     --------     --------     --------
Total liabilities and equity  $ 149,261       64,546      122,675      214,055
                               --------     --------     --------     --------
Period gap                    $  36,071       29,033       51,161     (116,265)
                              =========     ========     ========     ========
Percent of total assets           6.55%        5.27%        9.29%      -21.12%
Cumulative gap (current)      $  36,071      65,104      116,265            -
Percent of total assets           6.55%       11.83%       21.12%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would decrease by approximately 0.58% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 0.40% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 1.80% in a falling-rate scenario and decrease by 5.44% in a rising rate scenario when compared to the year-one base scenario.




Page 26
MARKET RISK MANAGEMENT, CONTINUED

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2003 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2003
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             -0.58%
Projected change if rates increase by 2.0%             -0.40%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             -1.80%
Projected change if rates increase by 2.0%             -5.44%
-------------------------------------------------------------

     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2003. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2003, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2003, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain relatively stable in the near-term and believes that the current level of interest rate risk is acceptable.

Page 27
Item 4: Controls and Procedures

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




































Page 28
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 29
ITEM 2.     CHANGES IN SECURITIES

None

























































Page 30
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 31
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

























































Page 32
ITEM 5:     OTHER INFORMATION

None.

























































Page 33
ITEM 6:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.     EXHIBITS

14.1  CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS UNDER
      SECTION 406 OF THE SARBANES-OXLEY ACT OF 2002

31.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

31.2  CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

32.1  CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

32.2  CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING THE
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003


B.     REPORTS ON FORM 8-K

The Company's press release announcing the second quarter 2003 earnings was filed on Form 8-K under item 5 on July 16, 2003.

The Company's press release announcing the third quarter 2003 dividend declaration was filed on Form 8-K under item 5 on September 25, 2003.





























Page 34
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



November 14, 2003                        /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



November 14, 2003                        /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 35