Form 10-K
period 2003-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2004-03-15
CIK 765207

UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM  10-K

             [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange  Act of 1934
                 For the Fiscal Year ended  December 31, 2003

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


           State the aggregate market value of voting stock held by
             non-affiliates of the Registrant as of June 30, 2003:
             Common Stock, $.01 par value per share:  $84,547,000

           Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2004:
                        Common Stock: 2,443,332 shares






TABLE OF CONTENTS


PART I
ITEM 1.  Discussion of Business ...........................................  1
ITEM 2.  Properties .......................................................  9
ITEM 3.  Legal Proceedings ................................................ 10
ITEM 4.  Submission of Matters to a Vote of Security Holders .............. 11

PART II
ITEM 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters....................................... 12
ITEM 6.  Selected Financial Data .......................................... 13
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 14
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk ....... 34
ITEM 8.  Financial Statements and Supplementary Data ...................... 41
ITEM 9.  Changes in and/or Disagreements with Accountants on
         Accounting and Financial Disclosure............................... 77
ITEM 9A. Controls and Procedures .......................................... 77

PART III
ITEM 10. Directors and Executive Officers of the Registrant ............... 78
ITEM 11. Executive Compensation ........................................... 84
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ... 93
ITEM 13. Certain Relationships and Related Transactions ................... 95

PART IV
ITEM 14. Principal Accountant Fees and Services ........................... 96
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8.K.  97

Signatures ................................................................ 98




























ITEM 1. Discussion of Business

     First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 2003, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 2,421,380 shares outstanding and held of record by approximately 700 shareholders.
     The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
     The Bank has seven offices in Mid-Coast Maine, including its principal office located on Main Street, Damariscotta, Lincoln County, Maine and six branch offices located at U.S. Route 1, Waldoboro, Maine; Townsend Avenue, Boothbay Harbor, Maine; Route 27, Wiscasset, Maine; U.S. Route 1, Rockport, Maine; Elm Street, Camden, Maine; and Route 1, Rockland, Maine. The Bank also maintains an Operations Center at the corner of Bristol Road and Cross Street in Damariscotta. The Bank has not consummated any mergers, consolidations or other acquisitions of assets with any other person during the past five years, other than as described elsewhere herein.
     The Bank emphasizes personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.
     In addition to providing traditional banking services, the Company provides investment management and private banking services through Pemaquid Advisors, which is an operating division of the Bank. In 2000, the Bank separated its Trust and Investment Services Department into a separate division with a different brand identity. Under the name of Pemaquid Advisors, the division is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. Pemaquid Advisors is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.
     In June, 2001, the Bank acquired White Pine Asset Management of Portland, Maine, which then became part of Pemaquid Advisors. Pemaquid Advisors operates from its offices on Bristol Road in Damariscotta, Maine and Monument Square, Portland, Maine.
     The financial services landscape has changed considerably over the past five years in the Bank's primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank. Interstate banking also could intensify competition if out-of-state institutions

Page 1
increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.
     In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act ("GLBA"). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. In this case, the Act eliminates depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.
     Over the past decade, due to more liberal interstate banking laws, Maine has seen an increase in acquisitions of locally-owned Maine-based banks. It is Management's view that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.
     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending investment and trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.
     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, Management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Supervision and Regulation

     The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and is required to file with Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.
     The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation's non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The

Page 2
Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies.
     The majority of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 17 to the accompanying financial statements.
     The Bank is regulated by the Office of the Comptroller of the Currency
(OCC) and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

Customer Information Security.

     The FDIC, the OCC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
Privacy.

     The FDIC, the OCC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

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

The Sarbanes-Oxley Act

      The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. The S-O Act's principal provisions, many of which have been


Page 3
interpreted through regulations released in 2003, provide for and include, among other things:

* The creation of an independent accounting oversight board;
* Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
* Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
* The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;
* An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors;
* Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
* Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC) and if not, why not;
* Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
* A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;
* Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and
* A range of enhanced penalties for fraud and other violations.
     The Company has taken steps to comply with and anticipates that it will incur additional expenses in continuing to comply with the provisions of the S-O Act and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not expect that such compliance has to date, or will in the future have a material impact on the Company's results of operations or financial condition.

Capital Requirements and FDICIA

     The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See "Prompt Corrective Action" below.




Page 4
Leverage Capital Ratio
     The regulations of the OCC requires national banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

Risk-Based Capital Requirements.
     The regulations of the OCC also require national banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
      The risk-based capital rules assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted
Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.
      The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and
(ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank's capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.

Page 5
      On December 31, 2003, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 12.92% and 11.82%, respectively, and its Leverage Capital Ratio was 8.06%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action.
      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that the federal banking regulators take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
      Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank, (ii) impose additional restrictions on transactions between the bank and its affiliates, (iii) limit interest rates paid by the bank on deposits, (iv) limit asset growth and other activities, (v) require divestiture of subsidiaries, (vi) require replacement of directors and officers, and (vii) restrict capital distributions by the bank's parent holding company. In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.

Page 6
      Not later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be "documented" and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

Deposit Insurance Assessments.
      The FDIC uses a risk-based system which assigns the Bank to one of three capital categories (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three subgroups within a capital category on the basis of supervisory evaluations by the applicable Bank's primary federal regulator and, if applicable, other information relevant to the Bank's financial condition and the risk posed to the BIF. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed. Assessment rates in 2003 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e. well capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.

Brokered Deposits and Pass-Through Deposit Insurance Limitations.
      Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from its primary federal banking regulator. For this purpose, "Well Capitalized" and "Adequately Capitalized" have the same definitions as in the Prompt Corrective Action regulations. See "Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits for deposits of certain employee benefit plans, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. The Bank currently accepts brokered deposits.

Real Estate Lending Standards.
      FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which

Page 7
establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Standards for Safety and Soundness.
      Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Consumer Protection Provisions.
      FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering "lifeline" banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

FDIC Waiver of Certain Regulatory Requirements.
      The FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

Impact of Monetary Policy

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

Employees

      At December 31, 2003, the Company had 134 employees and full-time equivalency of 131 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

Page 8
ITEM 2. Properties

     The principal office of the Bank is located in Damariscotta, Maine, and serves the people of Damariscotta, Newcastle, Edgecomb, Jefferson, Bremen, Wiscasset, Nobleboro, South Bristol and Bristol. A branch office opened in Waldoboro in 1975, which is located approximately ten miles from Damariscotta on U.S. Rt. 1, serves the population of Waldoboro and the surrounding towns of Friendship, Warren, Washington and Monhegan Island.
     In 1979, a branch office was opened in Boothbay Harbor, which is situated approximately 16 miles from Damariscotta. This office serves the towns of Boothbay, West Boothbay, Boothbay Harbor, Southport and neighboring areas. Expansion of the Bank's Boothbay Harbor office began in the Fall of 1995 to better serve customer needs and included utilization of an adjacent property that was purchased in 1994. The project was completed in the summer of 1996. In 2002, the Bank purchased additional property in Boothbay Harbor for use as an auxiliary office for the branch and for Pemaquid Advisors.
     In 1988, a branch office was opened in Wiscasset, which is approximately eight miles from Damariscotta. This office serves the towns of Wiscasset, Edgecomb, Alna, Woolwich and Dresden.
     In 1997, the Bank purchased and renovated a property on Route 1 in Rockport, Maine, in which to open its first branch office outside of Lincoln County, Maine. Rockport is located in Knox County, Maine, which is contiguous to Lincoln County, Maine, and with similar demographic characteristics. This move into Knox County was made to provide additional growth opportunities for the Bank, which has limited potential for growth in its existing market area.
     In May of 1998, the Bank opened a sixth branch in Camden, Maine, which is geographically contiguous to Rockport, Maine. The addition of this branch in the Knox County market has allowed the Bank to better serve customers in this area by providing both in-town and out-of-town locations that meet different customer needs.
     In September of 2001, the Bank opened its Rockland office at the corner of Route One and Broadway in Rockland Maine. Located in Knox County between the Waldoboro and Rockport offices, the Rockland office serves the towns of Rockland, Thomaston, Owl's Head and St. George.
     An operations center is located in the block adjacent to the Damariscotta office, fronting on Bristol Road. It was put in service in July, 1989. The Bank also owns real estate on Water Street in Damariscotta, Maine, which was put into use for additional office space during 1995.
     In 2001, the Bank purchased property at 9 Bristol Road in Damariscotta, Maine and moved its Pemaquid Advisors division into the facility. The division also occupies leased office space at 2 Monument Square in Portland, Maine, from which it provides its services to the Portland community.
     In 2002, the Bank purchased property formerly owned by Fleet Bank on Townsend Avenue in Boothbay Harbor for use as a conference and loan closing facility as well as to provide space for Pemaquid Advisors. In 2003, the Company purchased an abutting property to this to provide potential for future expansion.
     The Company owns all of its facilities except for the Camden and Portland locations, for which the Bank entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.








Page 9
ITEM 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.




















































Page 10
ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 2003.























































Page 11
ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the NASDAQ National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2003 and 2002. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

-------------------------------------------------------------------
                               2003                      2002
-------------------------------------------------------------------
                         High          Low           High       Low
 1st Quarter          $ 37.50      $ 30.00        $ 28.20   $ 21.75
 2nd Quarter            41.30        33.52          32.00     27.35
 3rd Quarter            43.00        39.18          31.00     25.60
 4th Quarter            51.05        42.50          34.50     27.00
-------------------------------------------------------------------

     The last known transaction of the Company's stock during 2003 was on December 31 at $49.90 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity.
     The table below sets forth the cash dividends declared in the last two fiscal years:

-------------------------------------------------------------------
    Date Declared          Amount Per Share     Date Payable
-------------------------------------------------------------------
    March 27, 2002                  $0.2300     April 30, 2002
    June 20, 2002                   $0.2400     July 31, 2002
    September 19, 2002              $0.2500     October 31, 2002
    December 19, 2002               $0.2600     January 31, 2003
-------------------------------------------------------------------
    March 20, 2003                  $0.2700     April 30, 2003
    June 19, 2003                   $0.2800     July 31, 2003
    September 25, 2003              $0.2900     October 31, 2003
    December 18, 2003               $0.3000     January 30, 2004
-------------------------------------------------------------------

     The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2003, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 11.31% and 12.42%, respectively, as of December 31, 2003.

     The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During 2003, 6,163 shares were issued pursuant to this Plan.





Page 12
ITEM 6.  Selected Financial Data


-------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
Years ended December 31,              2003     2002     2001     2000     1999
-------------------------------------------------------------------------------
Summary of Operations
Operating Income                  $ 32,688   34,258   33,960   30,890   26,348
Operating Expense                   22,303   25,072   26,239   24,390   20,025
Net Interest Income                 17,744   17,103   15,031   12,770   11,949
Provision for Loan Losses              907    1,323    1,230      700      645
Net Income                           7,427    6,507    5,493    4,607    4,451

Per Common Share Data
Net Income
   Basic                              3.07     2.71     2.30     1.93     1.84
   Diluted                            2.99     2.64     2.24     1.89     1.77
Cash Dividends (Declared)             1.14     0.98     0.82     0.66     0.50
Book Value                           19.71    17.68    15.61    13.94    12.09
Market Value                         49.90    31.48    22.10    15.50    16.25

Financial Ratios
Return on Average Equity             16.39%   16.34%   15.51%   15.15%   15.67%
Return on Average Assets              1.41     1.39     1.33     1.27     1.39
Average Equity to Average Assets      8.58     8.49     8.55     8.36     8.88
Net Interest Margin (Tax-Equivalent)  3.73     4.00     3.99     3.88     4.12
Dividend Payout Ratio (Declared)     37.13    36.16    35.65    34.20    27.17
Allowance for Loan Losses/Total Loans 1.05     1.11     1.00     0.87     0.88
Non-Performing Loans to Total Loans   0.39     0.32     0.22     0.89     0.29
Non-Performing Assets to Total Assets 0.29     0.27     0.20     0.69     0.30
Efficiency Ratio (Tax-Equivalent)    48.32    50.49    50.60    52.06    50.93

At Year End
Total Assets                      $ 568,812  494,068  434,466  393,216  341,287
Total Loans                         398,895  332,074  301,304  264,929  232,526
Total Investment Securities         136,689  122,073  108,186  105,220   87,999
Total Deposits                      359,077  334,224  262,689  254,566  205,458
Total Shareholders' Equity           47,718   42,695   37,334   33,160   28,662
-------------------------------------------------------------------------------
                                                                 High      Low
Market price per common share of stock during 2003            $ 51.05    30.00
-------------------------------------------------------------------------------
















Page 13
Management's Discussion of Financial Condition and Results of Operations
-------------------------------------------------------------------------------



Overview

First National Lincoln Corporation (the "Company") was incorporated in the State of Maine on January 15, 1985, to become the parent holding company of The First National Bank of Damariscotta (the "Bank"). The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank has seven offices in Mid-Coast Maine, including its principal office in Damariscotta, as well as branch offices in Boothbay Harbor, Camden, Rockland, Rockport, Waldoboro and Wiscasset. The Bank emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.
     The Bank offers a wide variety of traditional banking services and derives the majority of its revenues from net interest income - the spread between what it earns on loans and investments and what it pays for deposits and borrowed funds. While net interest income typically increases as earning assets grow, the spread can vary up or down depending on the level and direction of movements in interest rates. Management believes the Bank has limited exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion. In addition, the banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This seasonal swing is fairly predictable and has not had a materially adverse effect on the Bank.
     Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts, fees for processing merchant credit card receipts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through Pemaquid Advisors, which is an operating division of the Bank. Pemaquid Advisors operates three offices in Damariscotta, Boothbay Harbor and Portland, Maine.
     The Company posted record earnings in 2003, the result of continued positive growth in both assets and income seen during the past ten years. During this period, the Company focused on cost reduction and increased efficiency prior to 1997 to increase its profitability. In the subsequent years, however, the Company's strategy has changed to controlled, profitable, "organic" growth.
     The value of this strategy can be seen in the Company's expansion into Knox County during the past six years, where offices were opened in Rockport and Camden in 1997 and 1998, respectively, and in Rockland in 2001. These offices have far exceeded their initial goals and have provided the opportunity for substantial new market growth. The Company's expansion has not come at the expense of profitability, however. Since the Bank has traditionally operated on a lower net interest margin than its peers, it operates with lower expenses than its peers, and this is reflected in its efficiency ratio, which is consistently better than its peer's, on average. In 2003, the Company's non-interest operating expenses increased only 0.5% or $55,000 over 2002's total, and posted an efficiency ratio of 0.48, calculated on a tax-equivalent basis. The impact of this can be seen in the Company's return on average assets and return on average equity, which were on 1.41% and 16.39%, respectively, in 2003, and significantly higher than those of its peer group, on average.







Page 14
Management's Discussion of Financial Condition and Results of Operations, Continued

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses and the valuation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results are likely to differ from the amount derived from Management's estimates and assumptions, and such differences could be substantial.
     Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for loan losses is discussed in more detail in the Assets and Asset Quality section of this report.
     The valuation of mortgage servicing rights is also a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through sale of loans and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation for both mortgage servicing rights and impairment.












Page 15
Management's Discussion of Financial Condition and Results of Operations, Continued

Results of Operations
-------------------------------------------------------------------------------

Net income for the year ended December 31, 2003 was $7.4 million - the highest ever recorded by the Company. This represents a 14.1% or $0.9 million increase from net income of $6.5 million posted in 2002 and is $1.9 million, or 35.2%, above 2001 net income of $5.5 million. The results are attributable to strong asset growth, increased non-interest income and controlled operating expenses.

Net Interest Income

Net interest income in 2003 was $17.7 million, an increase of $0.6 million or 3.7% over the $17.1 million posted by the Company in 2002. While significant growth in earning assets was posted in 2003, at the same time the Company experienced margin compression in the first half of the year as a result of Federal Reserve policy on interest rates. This reversed in the second half of the year with the repricing of $61.8 million in borrowed funds at an average savings of 2.87%.
     Asset growth was responsible for net interest income, on a tax-equivalent basis, increasing by $2.5 million in 2003, while margin compression reduced the increase by $1.4 million, resulting in a net increase of $0.9 million after adjusting for other factors of $0.2 million.


































Page 16
Management's Discussion of Financial Condition and Results of Operations, Continued

     The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2003, 2002 and 2001.

-------------------------------------------------------------------------------
Year ended December 31, 2003 compared to 2002
Dollars in thousands              Volume         Rate  Rate/volume1       Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits         $    10         (18)          (2)         (10)
Investment securities                 673      (1,279)        (112)        (718)
Loans held for sale                   (28)        (27)           5          (50)
Loans                               3,211      (3,422)        (496)        (707)
-------------------------------------------------------------------------------
Total interest income               3,866      (4,746)        (605)      (1,485)
-------------------------------------------------------------------------------
Interest expense
Deposits                            1,282      (2,713)        (451)      (1,882)
Other borrowings2                     108        (619)         (15)        (526)
-------------------------------------------------------------------------------
Total interest expense              1,390      (3,332)        (466)      (2,408)
-------------------------------------------------------------------------------
Change in net interest income     $ 2,476      (1,414)        (139)         923
===============================================================================

-------------------------------------------------------------------------------
Year ended December 31, 2002 compared to 2001
Dollars in thousands              Volume         Rate  Rate/volume1       Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits          $  106         (51)         (70)         (15)
Investment securities                 593        (413)         (32)         148
Loans held for sale                   110           2            6          118
Loans                               3,098      (3,610)        (483)        (995)
-------------------------------------------------------------------------------
Total interest income               3,907      (4,072)        (579)        (744)
-------------------------------------------------------------------------------
Interest expense
Deposits                            1,347      (3,218)        (433)      (2,304)
Other borrowings2                     589        (995)        (117)        (523)
-------------------------------------------------------------------------------
Total interest expense              1,936      (4,213)        (550)      (2,827)
-------------------------------------------------------------------------------
Change in net interest income      $1,971         141          (29)       2,083
===============================================================================
1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.






Page 17
Management's Discussion of Financial Condition and Results of Operations, Continued

     The following table presents, for the years ended December 31, 2003, 2002 and 2001, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

-------------------------------------------------------------------------------
Years ended December 31,           2003              2002             2001
                            ---------------   --------------   ---------------
                              Amount    Avg     Amount   Avg     Amount    Avg
                                  of  Yield/        of Yield/        of  Yield/
Dollars in thousands        interest   Rate   interest  Rate   interest   Rate
-------------------------------------------------------------------------------
Interest-earning assets
Interest-bearing deposits   $     52   0.96%        62  1.34%        77   3.94%
Investments                    6,967   5.37%     7,685  6.44%     7,537   6.82%
Loans held for sale              101   6.11%       151  7.46%        33   7.05%
Loans                         21,436   5.86%    22,143  6.93%    23,138   8.21%
-------------------------------------------------------------------------------
Total interest-earning
 assets                       28,556   5.67%    30,041  6.74%    30,785   7.79%
-------------------------------------------------------------------------------
Interest-bearing liabilities
Deposits                       5,820   1.79%     7,702  2.76%    10,006   4.07%
Other borrowings               3,976   3.18%     4,502  3.68%     5,025   4.59%
-------------------------------------------------------------------------------
Total interest-bearing
liabilities                    9,796   2.17%    12,204  3.04%    15,031   4.23%
-------------------------------------------------------------------------------
Net interest income         $ 18,760            17,837           15,754
===============================================================================
Interest rate spread                   3.50%            3.70%             3.56%
Net interest margin                    3.73%            4.00%             3.99%
-------------------------------------------------------------------------------

Non-Interest Income

Non-interest income increased by 4.0% from $5.0 million in 2002 to $5.1 million in 2003. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loan sales in a favorable interest rate climate, and increased document preparation fees on loans. Non-interest income increased 27.0% in 2002 to $5.0 million from 2001's level of $3.9 million. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loan sales, newly instituted document preparation fees on loans, increased merchant credit card volume, and a one-time gain of $0.2 million resulting from the sale of the Bank's credit card portfolio, net of taxes and related expenses.







Page 18
Management's Discussion of Financial Condition and Results of Operations, Continued

Non-Interest Expense

Non-interest expense increased 0.5% to $11.6 million in 2003 from $11.5 million in 2002. This very small increase was the result of budgeted but not filled staff positions, higher levels of deferred loan origination costs in accordance with SFAS 91, and a reduction in costs associated with asset liquidation. In 2002, non-interest expense increased 15.7% to $11.5 million from $10.0 million in 2001. This increase was attributable to increased employee expenses for staff expansion and increased equipment and software expense. These were necessary to maintain the high level of service we are committed to delivering to our customer base.

Net Income

Net income for 2003 was $7.4 million - a 14.1% or $0.9 million increase from net income of $6.5 million that was posted in 2002. While net interest income increased only 3.7%, the significant increase in non-interest income and controlled operating expense played a major role in the Company's overall results. Earnings per share for the year ended December 31, 2003 increased 13.3% to $3.07, compared to $2.71 in 2002, and $2.30 in 2001. Earnings per share on a fully diluted basis increased 13.3% for the year ended December 31, 2003, to $2.99, compared to $2.64 in 2002, and $2.24 in 2001. Both the EPS and net income reported set new records in 2003. Book value per share was $19.71 on December 31, 2003, up from $17.68 on December 31, 2002 and $15.61 on December 31, 2001.
Net income for the year ended December 31, 2002 was $6.5 million - an 18.5% or $1.0 million increase from net income of $5.5 million that was posted in 2001. As in 2003, strong asset growth, higher levels of non-interest income and controlled operating expenses were the major factors in these results.

Key Ratios

Return on average assets in 2003 was 1.41%, up from 1.39% in 2002 and 1.33% in 2001. Return on average equity was 16.39% in 2003, compared to 16.34% in 2002 and 15.51% in 2001. The increase in 2003 was primarily due to the record earnings caused by the factors noted above.
     The Company's efficiency ratio - a benchmark measure of the amount spent to generate a dollar of income - was 0.48 in 2003 compared to 0.60 for its peer group, on average. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). The Company's efficiency ratio was 0.50 in 2002 compared to 0.59 for its peer group average.

Investment Management and Fiduciary Activities

As of December 31, 2003, Pemaquid Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $134.8 million, consisting of 614 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2002 when 628 accounts with market value of $119.0 million were under management. The growth in assets under management during 2003 was the result of a combination of new assets as well as an increase in the market value of existing assets.


Page 19
Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2003, 2002 and 2001.
-------------------------------------------------------------------------------
Dollars in thousands
Years ended December 31,                2003            2002            2001
-------------------------------------------------------------------------------
Cash and due from banks            $  10,734           9,419           5,997
Interest-bearing deposits              5,418           4,640           1,954
Investments
   U.S. Treasury securities
     & government agencies            52,201          60,480          53,094
   Obligations of states
     & political subdivisions         29,045          21,774          18,514
   Other securities                   48,507          37,045          38,992
-------------------------------------------------------------------------------
Total investments                    129,753         119,299         110,600
-------------------------------------------------------------------------------
Loans held for sale                    1,646           2,025             466
-------------------------------------------------------------------------------
Loans
   Commercial                        132,650         112,483          95,401
   Consumer                           26,475          29,898          31,645
   State and municipal                12,006           8,377           9,059
   Real estate                       194,851         168,872         145,783
-------------------------------------------------------------------------------
   Total loans                       365,982         319,630         281,888
Allowance for loan losses              3,964           3,401           2,583
-------------------------------------------------------------------------------
   Net loans                         362,018         316,229         279,305
Fixed assets                           7,680           7,803           6,119
Other assets                          10,735           9,526           9,764
-------------------------------------------------------------------------------
      Total assets                 $ 527,984         468,941         414,205
-------------------------------------------------------------------------------
Deposits
   Demand                          $  27,689          24,316          20,529
   NOW                                51,462          45,916          40,616
   Money market                       86,199          50,490          12,297
   Savings                            62,496          53,313          42,004
   Certificates of deposit            69,754          76,115          67,776
   Certificates of deposit
     over $100,000                    55,376          53,022          83,075
-------------------------------------------------------------------------------
Total deposits                       352,976         303,172         266,297
Borrowed funds                       125,191         122,253         109,418
Other liabilities                      4,490           3,698           3,072
-------------------------------------------------------------------------------
   Total liabilities                 482,657         429,123         378,787
-------------------------------------------------------------------------------
Common stock                              25              25              25
Additional paid in capital             4,687           4,687           4,687
Retained earnings                     43,007          37,296          32,929
Treasury stock                        (2,392)         (2,190)         (2,223)
 -------------------------------------------------------------------------------
   Total capital                      45,327          39,818          35,418
-------------------------------------------------------------------------------
     Total liabilities and capital $ 527,984         468,941         414,205
===============================================================================
Management's Discussion of Financial Condition and Results of Operations, Continued

Assets and Asset Quality
-------------------------------------------------------------------------------

The Company experienced strong asset growth in 2003, with the loan portfolio increasing by $66.8 million or 20.1%, and the investment portfolio increasing $14.6 million or 12.0%. When combined, total assets increased by 15.1% or $74.7 million from $494.1 million to $568.8 million. Asset growth was funded with deposits, which increased $24.9 million, or 7.4%. Despite a slightly lower net interest margin, 2003's balance sheet growth enabled the Company to increase net interest income by $0.6 million or 3.7% to $17.7 million. The Bank's loan delinquency ratio compares very well to its peers, decreasing in 2003 to 1.00% at year end, versus 1.04% on December 31, 2002 and 1.45% on December 31, 2001. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern. The levels seen in 2003 and 2002 are related to the Bank's ability to control loan quality and resolve delinquency issues quickly.

Investment Activities

During 2003, the Company's investment portfolio increased 12.0% to end the year at $136.7 million, compared to $122.1 million on December 31, 2002. Much of the Company's investment portfolio consists of callable securities, and the declining interest rate environment in 2003 resulted in a number of these securities being called by issuers. The Company was able to replace these securities at favorable levels, and also posted $14.6 million net growth in the portfolio in 2003.
     The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consists primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consists primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
     All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company's general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker's acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.











Page 21
Management's Discussion of Financial Condition and Results of Operations, Continued

     In 2003, the growth in the Company's investment portfolio was primarily in U.S. Government Agency securities, and tax-exempt obligations of states and political subdivisions. These were selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2003, 2002, and 2001.

-------------------------------------------------------------------------------
Dollars in thousands                       2003          2002          2001
-------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury and agency               $  2,925            --            --
Mortgage-backed securities                5,463         6,397         2,425
State and political subdivisions         14,852        14,626        13,770
Corporate securities                     26,461        28,288        27,861
Federal Home Loan Bank stock              6,871         6,195         6,005
Federal Reserve Bank stock                   53            53            53
Other equity securities                     820           851           800
-------------------------------------------------------------------------------
                                       $ 57,445        56,410        50,914
-------------------------------------------------------------------------------
Securities to be held to maturity
U.S. Treasury and agency                 44,419        30,952        35,444
Mortgage-backed securities                8,409        16,090        13,851
State and political subdivisions         17,823        12,032         6,393
Corporate securities                      8,593         6,589         1,584
-------------------------------------------------------------------------------
                                         79,244        65,663        57,272
-------------------------------------------------------------------------------
Total securities                       $136,689       122,073       108,186
===============================================================================

























Page 22
Management's Discussion of Financial Condition and Results of Operations, Continued

     The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2003. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

-------------------------------------------------------------------------------
                              Available for sale            Held to maturity
                              ------------------            ----------------
Dollars in thousands              Fair     Yield to    Amortized    Yield to
                                 value     maturity         cost     maturity
-------------------------------------------------------------------------------
U.S. Treasury and agency
Due in 1 year or less          $     -            -     $      -           -
Due in 1 to 5 years                  -            -            -           -
Due in 5 to 10 years                 -            -       19,161        4.85%
Due after 10 years               2,925        3.00%       25,258        5.25%
-------------------------------------------------------------------------------
                                 2,925        3.00%       44,419        5.08%
-------------------------------------------------------------------------------
Mortgage-backed securities
Due in 1 year or less                -           -             -           -
Due in 1 to 5 years                295       10.80%          534        3.24%
Due in 5 to 10 years               937        1.61%          481        6.20%
Due after 10 years               4,231        3.13%        7,394        3.86%
-------------------------------------------------------------------------------
                                 5,463        3.28%        8,409        3.95%
-------------------------------------------------------------------------------
State and political subdivisions
Due in 1 year or less                -           -             -           -
Due in 1 to 5 years                  -           -             -           -
Due in 5 to 10 years             3,539        4.57%        6,049        5.05%
Due after 10 years              11,313        5.04%       11,774        4.57%
-------------------------------------------------------------------------------
                                14,852        4.93%       17,823        4.73%
-------------------------------------------------------------------------------
Corporate debt securities
Due in 1 year or less            2,858        7.22%            -           -
Due in 1 to 5 years              7,813        7.48%          598        7.21%
Due in 5 to 10 years            14,180        7.77%            -           -
Due after 10 years               1,610        3.32%        7,995        3.61%
-------------------------------------------------------------------------------
                                26,461        7.35%        8,593        3.86%
-------------------------------------------------------------------------------
Equity securities                7,744        3.30%            -           -
-------------------------------------------------------------------------------
                              $ 57,445        5.57%     $ 79,244        4.75%
===============================================================================






Page 23
Management's Discussion of Financial Condition and Results of Operations, Continued

Lending Activities

The loan portfolio experienced growth in all areas during 2003, with the most significant increase seen in residential real estate loans and commercial loans. Total loans were $398.9 million at December 31, 2003, a 20.1% increase from total loans of $332.1 million at December 31, 2002. The strong growth in the loan portfolio seen in 2003 was the result of significant refinancing activity due to low interest rates as well as growth in the Bank's newest offices in Knox County. This continues the loan growth trend experienced by the Company over the past five years. In Management's opinion, should refinancing activity slow down given an increase in interest rates, net income will not have a significant adverse impact due to the potential for increased market share and the opportunity to retain loans in the Bank's portfolio.
     The following tables summarize the Bank's loan portfolio as of December 31, 2003, 2002, 2001, 2000 and 1999.

-----------------------------------------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                 2002             2001             2000              1999             1998
-----------------------------------------------------------------------------------------------------------------
Commercial loans
   Real estate            $ 40,521   10.2%  $ 37,082   11.2%  $ 32,638   10.8%  $ 30,695   11.6%  $ 30,305  13.0%
   Other                    97,487   24.4%    82,504   24.8%    68,378   22.7%    53,362   20.1%    41,970  18.0%
Residential real estate loans
   Construction              2,483    0.6%     1,019    0.3%     2,522    0.9%     1,060    0.4%     1,661   0.7%
   Term                    223,251   56.0%   174,070   52.4%   159,743   53.0%   139,300   52.6%   121,599  52.4%
Consumer loans              26,123    6.5%    27,925    8.4%    30,727   10.2%    33,028   12.5%    29,227  12.6%
Municipal                    9,030    2.3%     9,474    2.9%     7,296    2.4%     7,484    2.8%     7,764   3.3%
                           -------  ------   -------  ------   -------  ------   -------  ------   ------- ------
Total                     $398,895  100.0%  $332,074  100.0%  $301,304  100.0%  $264,929  100.0%  $232,526 100.0%
                           =======  ======   =======  ======   =======  ======   =======  ======   ======= ======
-----------------------------------------------------------------------------------------------------------------

     The Bank issued both VISA and MasterCard credit cards until December 2002 when outstanding balances totaling $2.5 million were sold. Credit cards included in consumer loans in the table above totaled $2.5 million in 2001, $2.7 million in 2000, and $2.5 million in 1999.
     The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2003.


-------------------------------------------------------------------------------
Dollars in thousands      < 1 Year  1-5 Years 5-10 Years   >10 Years      Total
-------------------------------------------------------------------------------
Commercial real estate     $   361        884      2,819      36,457     40,521
Commercial other            15,588     14,677     14,828      52,394     97,487
Residential real estate          8      1,397      7,242     214,604    223,251
Residential construction     2,483       --         --          --        2,483
Consumer                     4,658      8,579      4,008       8,968     26,123
Municipal                      517        570      1,050       6,893      9,030
-------------------------------------------------------------------------------
 Totals                    $23,525     26,107     29,947     319,316    398,895
===============================================================================
Page 24


Management's Discussion of Financial Condition and Results of Operations, Continued

     The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2003.

-------------------------------------------------------------------------------
Dollars in thousands                                Amount         % of total
-------------------------------------------------------------------------------
Variable-rate loans
   Commercial loans                               $117,139             29.4%
   State and municipal loans                         6,337              1.6%
   Consumer loans                                    5,480              1.4%
   Equity loans                                     51,979             13.0%
   Residential adjustable-rate mortgages            87,786             22.0%
-------------------------------------------------------------------------------
Total variable-rate loans                          268,721             67.4%
Fixed-rate loans                                   130,174             32.6%
-------------------------------------------------------------------------------
Total loans                                       $398,895            100.0%
===============================================================================

Loan Concentrations

As of December 31, 2003, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

In 2003, the Bank placed a large volume of residential mortgages into the secondary market, the result of increased mortgage underwriting opportunities resulting from lower interest rates. While this resulted in a lower level of loans remaining on the balance sheets and lower net interest income, the sale of these loans in 2003 resulted in a higher level of non-interest income. Loans held for sale are carried at the lower of cost or market value, which was $1.0 million at December 31, 2003 compared to $2.6 million at December 31, 2002.

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





Page 25
Management's Discussion of Financial Condition and Results of Operations, Continued

     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans, or loans no longer accruing interest as a result of the deemed uncollectibility of interest due, which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
      Consumer loans, which include residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.
     The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of December 31, 2003. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet tied to specific loans. Although Management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.
     The following table reflects the Bank's allowance for loan losses by category of loan as of December 31, 2003, 2002, 2001, 2000 and 1999. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans.

-------------------------------------------------------------------------------
Dollars in thousands
As of  December 31, 2003         2002         2001         2000         1999
-------------------------------------------------------------------------------
Real estate    $  690   56%    568   53%    618   54%    562   53%    488   53%
Commercial      2,237   37%  1,835   39%  1,467   36%    907   35%    686   34%
Consumer          752    7%    806    8%    604   10%    631   12%    580   13%
Unallocated       521   --     491   --     311   --     201   --     281   --
-------------------------------------------------------------------------------
Total          $4,200  100%  3,700  100%  3,000  100%  2,301  100%  2,035  100%
===============================================================================
Percentage is amount of loans in each category as a percent of total loans for the stated year.


Page 26
Management's Discussion of Financial Condition and Results of Operations, Continued

     Net loans charged off in 2003 were $0.4 million, or 0.10% of average loans outstanding for the year, which is significantly lower than the level of net chargeoffs in the past five years. This compares to net loan chargeoffs of $0.6 million, or 0.19% in 2002 and $0.5 million or 0.19% in 2001. The following table summarizes the activity with respect to loan losses for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                    2003     2002     2001     2000     1999
-------------------------------------------------------------------------------
Balance at beginning of period      $3,700    3,000    2,301    2,035    1,822
Loans charged off:
Commercial 1                           184      432      391      164      153
Real estate mortgage                    19       24        1        5       31
Consumer                               352      268      243      388      359
-------------------------------------------------------------------------------
Total                                  555      724      635      557      543
-------------------------------------------------------------------------------
Recoveries on loans previously
  charged off:
Commercial1                             52       16       34       44       12
Real estate mortgage                     2     --          1        6        8
Consumer                                94       85       69       73       91
-------------------------------------------------------------------------------
Total                                  148      101      104      123      111
-------------------------------------------------------------------------------
Net loans charged off                  407      623      531      434      432
Provision for loan losses              907    1,323    1,230      700      645
-------------------------------------------------------------------------------
Balance at end of period            $4,200    3,700    3,000    2,301    2,035
===============================================================================
Ratio of net loans charged off to
   average loans outstanding          0.10%    0.19%    0.19%    0.17%    0.19%
===============================================================================
1 Includes commercial real estate loans

     During 2003, a provision of $0.9 million was made to the allowance for loan losses, compared to a provision of $1.3 million in 2002, and $1.2 million in 2001. In Management's opinion, this decreased level of provision in 2003 was appropriate given the amount of growth in the loan portfolio and the overall credit quality of the portfolio. At December 31, 2003, the allowance for loan losses stood at $4.2 million, or 1.05% of total loans outstanding. This compares to $3.7 million or 1.11% of total loans outstanding at December 31, 2002, and $3.0 million, or 1.00% of total loans outstanding at December 31, 2001. In Management's opinion, past levels of provision to the allowance for loan losses have been adequate, as demonstrated by net loans charged off shown in the table above.








Page 27
Management's Discussion of Financial Condition and Results of Operations, Continued

Non-Performing Assets

     The Bank's loan delinquency ratio decreased in 2003 and was 1.00% on December 31, 2003, versus 1.04% on December 31, 2002. The aggregate dollar amount of loans more than 90 days past-due or on non-accrual status increased during 2003, but remains low relative to the Bank's peer group average. In Management's opinion, there has been no pattern or trend in non-performing assets of concern. An increase in 2000 was related to isolated circumstances involving a small number of borrowers. The levels at December 31, 2003, 2002 and 2001 are in line with the Bank's normal delinquency rates. The following table sets forth a summary of delinquent loans (more than ninety days past due) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2003, 2002, 2001, 2000 and 1999.

-------------------------------------------------------------------------------
Dollars in thousands
As of December 31,                        2003    2002    2001    2000    1999
-------------------------------------------------------------------------------
Commercial real estate & business       $1,320     921     655   2,479     822
Residential real estate                    517     463     275     267     260
Consumer                                    78      92     150     103      90
-------------------------------------------------------------------------------
Total                                    1,915   1,476   1,080   2,849   1,172
===============================================================================
Non-accrual loans included
   in above total                       $1,537   1,070     667   2,366     681
Income not recognized from
   non-accrual loans                    $   85     108      77     185      64
===============================================================================

     The Bank places a loan on non-accrual status only after a careful review of the loan circumstances and a determination that payment in full of principal and/or interest is not expected. Income not recognized from non-accrual loans represents the interest income, as of the end of each period, that would have been recorded on loans placed on non-accrual status if they were current in accordance with their original terms. None of these amounts were included in interest income for the same periods.
     Other real estate owned decreased during 2003. At December 31, 2003 it included two properties valued at $51,000, compared to three properties valued at $255,000 at December 31, 2002. Other real estate owned and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. They can also include properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower or other assets repossessed in connection with non-real estate loans. Other real estate owned and repossessed assets are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value of the property are charged to operations. Gains and losses upon disposition of the property are reflected in earnings as realized.



Page 28
Management's Discussion of Financial Condition and Results of Operations, Continued

Funding, Liquidity and Capital Resources
-------------------------------------------------------------------------------

The Company's principal sources of funding are deposits and borrowed funds from the Federal Home Loan Bank. The Company has a comprehensive liquidity management program in place. It maintains adequate funding for its assets by monitoring anticipated sources and uses of funding. In addition to acquiring deposits in its local market, the Bank also has the ability to quickly obtain funding through wholesale sources, including brokers and on-line marketing services which enable the Bank to post rates for qualified online purchasers. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.
     While the Bank maintains an available for sale portfolio of securities to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose. At December 31, 2003, the Company had a net unrealized gain of $2.5 million (net of $1.3 million in deferred income taxes) on available for sale securities. This unrealized gain is in line with Management's expectations given the drop in interest rates experienced in 2003.
     Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity. In 2003, the maximum amount of deposits at any month end was $371.0 million on September 30. Because of uncertainty about future interest rates, in recent years investors have shown a preference for short-term deposits which could reprice quickly should rates rise.
     As of December 31, 2003, the Bank had primary sources of liquidity of $58.2 million, or 10.3% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. Management has not seen any recent significant deposit trends which would have a material effect on the Bank's liquidity position.

Deposits

The Bank realized an increase in deposits of 7.4% in 2003, compared to a 27.2% increase in 2002 and a 3.2% increase in 2001. Much of the growth in 2003 was seen in core deposits, which are typically added at favorable cost relative to borrowed funds and certificates of deposit. The addition of three offices in Knox County during the past six years has provided additional deposit gathering opportunities for the Bank, and in 2003, these offices posted deposit growth of $4.6 million. In Management's opinion, the growth posted in 2003 was comprised primarily of non-volatile deposits.













Page 29
Management's Discussion of Financial Condition and Results of Operations, Continued

     The Bank's average cost of deposits (including non-interest-bearing accounts) was 1.65% for the year ended December 31, 2003, compared to 2.54% for the year ended December 31, 2002 and 3.76% for the year ended December 31, 2001. This reduction in average cost realized over the past two years is consistent with the policy for lower interest rates set by the Open Market Committee of the Federal Reserve Board. The following table sets forth the average daily balance for the Bank's principal deposit categories for each period.

-------------------------------------------------------------------------------
Dollars in thousands                                                   %growth
Years ended December 31,           2003         2002         2001 2003 vs.2002
-------------------------------------------------------------------------------
Demand deposits                $ 27,689       24,316       20,529        13.9%
NOW accounts                     51,462       45,916       40,616        12.1%
Money market accounts            86,199       50,490       12,297        70.7%
Savings                          62,496       53,313       42,004        17.2%
Certificates of deposit         125,130      129,137      150,851        (3.1%)
-------------------------------------------------------------------------------
Total deposits                 $352,976      303,172      266,297        16.4%
===============================================================================

     The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

-------------------------------------------------------------------------------
Years ended December 31,                      2003          2002          2001
-------------------------------------------------------------------------------
NOW accounts                                 0.20%         0.49%         1.05%
Money market accounts                        1.47%         2.47%         3.40%
Savings accounts                             0.93%         1.83%         2.57%
Certificates of deposit                      3.09%         4.07%         5.36%
-------------------------------------------------------------------------------
Total interest-bearing deposits              1.79%         2.76%         4.07%
===============================================================================

     Of all certificates of deposit, $80.6 million or 60.1% will mature by December 31, 2004. As of December 31, 2003, the Bank held a total of $64.2 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

-------------------------------------------------------------------------------
Dollars in thousands
-------------------------------------------------------------------------------
Within 3 months                                                        $ 11,949
3 months through 6 months                                                 5,940
6 months through 12 months                                               18,524
Over 12 months                                                           27,807
-------------------------------------------------------------------------------
Total                                                                  $ 64,220
===============================================================================





Page 30
Management's Discussion of Financial Condition and Results of Operations, Continued

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank
(FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. At FHLB, the Bank has a credit line of $8.0 million for overnight borrowings, plus short-term and long-term advance capacity of $169.0 million. As of December 31, 2003, advances totaled $136.4 million, with a weighted average interest rate of 2.73% and remaining maturities ranging from one month to eight years. This compares to advances totaling $90.5 million, with a weighted average interest rate of 4.32% and remaining maturities ranging from five months to eight years, as of December 31, 2002.
     The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2003 was $20.3 million, compared to $19.3 million on December 31, 2002, and $22.4 million on December 31, 2001. The Bank also had a repurchase agreement with a brokerage firm at December 31, 2001 in the amount of $9.8 million, which was repaid in 2002.
     The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax & Loan note at December 31, 2003, 2002 and 2002 were $1.1 million, $3.5 million and $0.2 million, respectively.
     The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $151.7 million at the end of November during 2003, $143.6 million at the end of May for the year 2002, and $131.4 million at the end of December for the year 2001. The average amount outstanding during 2003 was $125.2 million with a weighted average interest rate of 3.18%. This compares to an average outstanding amount of $122.3 million with a weighted average interest rate of 3.68% in 2002, and an average outstanding amount of $109.4 million with a weighted average interest rate of 4.59% in 2001.

Capital Resources

Capital at December 31, 2003 was sufficient to meet the requirements of regulatory authorities. For the year, average equity to average assets was 8.58% in 2003, versus 8.49% in 2002. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 8.06% on December 31, 2003, versus 8.19% in 2002.
     At December 31, 2003, the Company had tier-one risk-based capital of 11.82% and tier-two risk-based capital of 12.92%, versus 12.32% and 13.45%, respectively, in 2002. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities. During 2003, the Company declared cash dividends of $0.27 per share for the first quarter, $0.28 per share for the second quarter, $0.29 per share for the third quarter, and $0.30 per share for the fourth quarter. The Company's dividend payout ratio was 37.13% of earnings in 2003, 36.16% in 2002, and 35.65% in 2001.

Page 31
Management's Discussion of Financial Condition and Results of Operations, Continued

     In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2004 will be that year's net income plus $8.5 million. A total of $2.8 million in dividends was declared in 2003.
     In 2003, 6,600 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $50,000. The Company also purchased 14,757 shares of common stock for total consideration of $0.6 million, of which 14,844 shares were reissued via employee stock programs and the dividend reinvestment plan during the year.
     Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2003:

-------------------------------------------------------------------------------
                                          Less than      1-3      4-5 More than
Dollars in thousands                Total    1 Year    Years    Years   5 Years
-------------------------------------------------------------------------------
Borrowed funds                   $157,822    88,322   42,000       --    27,500
Operating leases                      254        79      111       64       --
Certificates of deposit           134,100    80,559   42,333   11,208       --
-------------------------------------------------------------------------------
Total contractual obligations    $292,176   168,960   84,444   11,272    27,500
===============================================================================
Unused lines, collateralized
   by residential real estate    $ 34,651    34,651       --      --
Other unused commitments           31,929    31,929       --      --        --
Standby letters of credit              50        50       --      --        --
Commitments to extend credit        9,175     9,175       --      --        --
-------------------------------------------------------------------------------
Total loan commitments and
   unused lines of credit        $ 75,805    75,805       --      --        --
===============================================================================

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of

Page 32
Management's Discussion of Financial Condition and Results of Operations, Continued

credit is essentially the same as that involved in extending loans to customers. As of December 31, 2003, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2003, the Company made capital purchases totaling $2.2 million. This cost will be amortized over an average of seventeen years, adding approximately $131,000 to pre-tax operating costs per year. The capital purchases included primarily real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates will not have a significant impact on future operating results or financial condition.







































Page 33
Management's Discussion of Financial Condition and Results of Operations, Continued

Risk Management
-------------------------------------------------------------------------------

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, and First National Lincoln Corporation's market risk is composed primarily of interest rate risk. The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

Asset/Liability Management

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they present a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
     Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was 5.7% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.






















Page 34
Management's Discussion of Financial Condition and Results of Operations, Continued

     The Company's summarized static gap, as of December 31, 2003, is presented in the following table:

-------------------------------------------------------------------------------
                                    0-90      91-365          1-5            5+
Dollars in thousands                days        days        years         years
-------------------------------------------------------------------------------
 Investment securities at
    amortized cost              $ 35,140      21,862       45,315        30,588
 Loans held for sale                  10          42          338           592
 Loans                           150,234      75,385      141,482        31,794
 Other interest-earning assets     4,648           -            -             -
 Non-rate-sensitive assets            54           -            -        31,328
-------------------------------------------------------------------------------
 Total assets                   $190,086      97,289      187,135        94,302
===============================================================================
 Interest-bearing deposits      $108,420      54,719       53,541       113,523
 Borrowed funds                   71,075      17,247       42,000        27,500
 Non-rate-sensitive liabilities
   and equity                        775       2,475       16,163        61,374
-------------------------------------------------------------------------------
 Total liabilities and equity   $180,270      74,441      111,704       202,397
===============================================================================
 Period gap                     $  9,816      22,848       75,431      (108,095)
 Percent of total assets            1.73%       4.02%       13.26%      (19.00%)
===============================================================================
 Cumulative gap (current)       $  9,816      32,664      108,095             -
 Percent of total asset             1.73%       5.74%       19.00%         0.00%
===============================================================================

     The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The most recent simulation model projects net interest income would increase by approximately 2.2% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 0.4% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.8% in a falling rate scenario and decrease by 5.6% in a rising rate scenario.
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar

Page 35
Management's Discussion of Financial Condition and Results of Operations, Continued

coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     A summary of the Company's interest rate risk simulation modeling, as of December 31, 2003 and 2002 is presented in the following table:

-------------------------------------------------------------------------------
Changes in Net Interest Income                           2003              2002
-------------------------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%              +2.2%             +0.8%
Projected change if rates increase by 2.0%              -0.4%             +0.2%
-------------------------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%              +2.8%             +1.5%
Projected change if rates increase by 2.0%              -5.6%             -1.3%
-------------------------------------------------------------------------------

     A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2003, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2003, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management believes that the current level of interest rate risk is acceptable and expects interest rates will remain constant for much of 2004 with a possibility of an increase in the third or fourth quarters.





















Page 36
Management's Discussion of Financial Condition and Results of Operations, Continued

Other Information
-------------------------------------------------------------------------------

Impact of Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.
     In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. This Statement does not impact the Company's consolidated financial statements as the Company does not have financial instruments with characteristics of both liabilities and equity.
     FASB's Emerging Issues Task Force, in its Issue No. 03-1, has issued new disclosure requirements with respect to investment securities with unrealized losses that have not been classified as other-than-temporary. Companies are required to disclose separately investments that have had continual unrealized losses for twelve months or more, and those that have had continual unrealized losses for less than twelve months. For investments in the former category, a narrative disclosure is required that would allow financial statement users to understand the positive and negative information management considered in reaching the conclusion that the impairments are not other-than-temporary. The new disclosure requirements, which are effective for years ending after December 15, 2003, did not have a material impact on the Company's consolidated financial statements.











Page 37
Management's Discussion of Financial Condition and Results of Operations, Continued

     In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan: a subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.
     In December 2003, FASB issued a revised version of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. SFAS 132 (revised 2003) is effective for years ending after December 15, 2003.

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















Page 38
Management's Discussion of Financial Condition and Results of Operations, Continued

Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

-------------------------------------------------------------------------------
Dollars in thousands                     2003 Q1   2003 Q2   2003 Q3   2003 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                                    $ 13,946    19,073    13,758    17,087
Investments                              128,667   128,291   139,196   136,689
Net loans                                343,821   365,090   380,739   395,677
Other assets                              17,654    18,673    18,125    19,359
-------------------------------------------------------------------------------
   Total assets                         $504,088   531,127   551,818   568,812
===============================================================================
Deposits                                $340,377   359,010   370,952   359,077
Borrowed funds                           115,151   121,933   129,583   157,822
Other liabilities                          4,608     4,582     4,550     4,195
Shareholders' equity                      43,952    45,602    46,733    47,718
-------------------------------------------------------------------------------
   Total liabilities & equity           $504,088   531,127   551,818   568,812
===============================================================================

Income Statements
Interest income                         $  6,868     6,804     6,815     7,053
Interest expense                           2,768     2,640     2,229     2,159
-------------------------------------------------------------------------------
   Net interest income                     4,100     4,164     4,586     4,894
   Provision for loan losses                 225       225       225       232
-------------------------------------------------------------------------------
Net interest income after provision        3,875     3,939     4,361     4,662
Non-interest income                        1,223     1,210     1,543     1,173
Non-interest expense                       2,758     2,757     3,076     3,010
-------------------------------------------------------------------------------
   Income before taxes                     2,340     2,392     2,828     2,825
Income taxes                                 661       663       816       818
-------------------------------------------------------------------------------
   Net income                           $  1,679     1,729     2,012     2,007
===============================================================================
Basic earnings per share                $   0.69      0.71      0.83      0.84
Diluted earnings per share              $   0.68      0.70      0.81      0.80
-------------------------------------------------------------------------------













Page 39
Management's Discussion of Financial Condition and Results of Operations, Concluded

-------------------------------------------------------------------------------
Dollars in thousands                     2002 Q1   2002 Q2   2002 Q3   2002 Q4
-------------------------------------------------------------------------------
Balance Sheets
Cash                                    $  7,829     9,573    26,304    23,506
Investments                              107,200   128,350   124,104   122,073
Net loans                                303,637   323,315   329,497   330,987
Other assets                              18,053    17,384    17,343    17,502
-------------------------------------------------------------------------------
   Total assets                         $436,719   478,622   497,248   494,068
===============================================================================
Deposits                                $276,397   308,294   336,800   334,224
Borrowed funds                           118,763   126,734   113,975   113,365
Other liabilities                          3,424     3,691     4,359     3,784
Shareholders' equity                      38,135    39,903    42,114    42,695
-------------------------------------------------------------------------------
   Total liabilities & equity           $436,719   478,622   497,248   494,068
===============================================================================

Income Statements
Interest income                         $  7,154     7,403     7,513     7,237
Interest expense                           2,992     3,077     3,174     2,961
-------------------------------------------------------------------------------
   Net interest income                     4,162     4,326     4,339     4,276
   Provision for loan losses                 410       280       255       378
-------------------------------------------------------------------------------
Net interest income after provision        3,752     4,046     4,084     3,898
Non-interest income                          919     1,017     1,368     1,647
Non-interest expense                       2,619     2,709     3,041     3,176
-------------------------------------------------------------------------------
   Income before taxes                     2,052     2,354     2,411     2,369
Income taxes                                 579       708       722       670
-------------------------------------------------------------------------------
   Net income                           $  1,473     1,646     1,689     1,699
===============================================================================
Basic earnings per share                $   0.62      0.69      0.70      0.70
Diluted earnings per share              $   0.60      0.66      0.68      0.70
-------------------------------------------------------------------------------


















Page 40
Report of Management
First National Lincoln Corporation and Subsidiary














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



/s/ DANIEL R. DAIGNEAULT                     /s/ F. STEPHEN WARD

Daniel R. Daigneault                         F. Stephen Ward
President & Chief Executive Officer          Treasurer & Chief Financial Officer









Page 41
Report of Independent Auditors
Berry, Dunn, McNeil & Parker














The Board of Directors and Shareholders
First National Lincoln Corporation

     We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


/s/ BERRY, DUNN, McNEIL & PARKER

Berry, Dunn, McNeil & Parker
Portland, Maine
January 30, 2004









Page 42
Consolidated Balance Sheets
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
As of December 31,                                       2003              2002
-------------------------------------------------------------------------------
Assets
Cash and due from banks                         $  17,087,000     $  14,181,000
Federal funds sold                                       --           9,325,000
-------------------------------------------------------------------------------
Cash and cash equivalents                          17,087,000        23,506,000
Securities available for sale                      57,445,000        56,410,000
Securities to be held to maturity,
   market value of $80,820,000 at
   December 31, 2003 and $67,421,000
   at December 31, 2002                            79,244,000        65,663,000
Loans held for sale at cost,
   which approximates market value                    982,000         2,613,000
Loans                                             398,895,000       332,074,000
Less allowance for loan losses                      4,200,000         3,700,000
-------------------------------------------------------------------------------
Net loans                                         394,695,000       328,374,000
Accrued interest receivable                         2,743,000         2,642,000
Premises and equipment                              9,007,000         7,833,000
Other real estate owned                                51,000           255,000
Other assets                                        7,558,000         6,772,000
-------------------------------------------------------------------------------
Total assets                                    $ 568,812,000     $ 494,068,000
===============================================================================






























Page 43
Consolidated Balance Sheets, Concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
As of December 31,                                       2003              2002
-------------------------------------------------------------------------------
Liabilities
Demand deposits                                 $  28,874,000     $  25,484,000
NOW deposits                                       52,161,000        46,989,000
Money market deposits                              80,586,000        80,805,000
Savings deposits                                   63,356,000        59,521,000
Certificates of deposit
   (including certificates of
   $100,000 or more of $64,220,000
   in 2003 and $50,256,000 in 2002)               134,100,000       121,425,000
-------------------------------------------------------------------------------
Total deposits                                    359,077,000       334,224,000
Borrowed funds                                    157,822,000       113,365,000
Other liabilities                                   4,195,000         3,784,000
-------------------------------------------------------------------------------
Total liabilities                                 521,094,000       451,373,000
Commitments and contingent liabilities
   (notes 12, 13 and 17)
-------------------------------------------------------------------------------
Shareholders' equity
Common stock, one cent par value                       25,000            25,000
Additional paid-in capital                          4,699,000         4,687,000
Retained earnings                                  42,988,000        38,322,000
Accumulated other comprehensive income
   Net unrealized gain on securities
    available for sale, net of tax of
    $1,286,000 in 2003 and $1,118,000 in 2002       2,497,000         2,170,000
Treasury stock, at cost,
   59,890 shares in 2003 and
   66,577 shares in 2002                           (2,491,000)       (2,509,000)
-------------------------------------------------------------------------------
Total shareholders' equity                         47,718,000        42,695,000
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $ 568,812,000     $ 494,068,000
===============================================================================
Common stock
Number of shares authorized                         6,000,000         6,000,000
Number of shares issued                             2,481,270         2,481,270
Number of shares outstanding                        2,421,380         2,414,693
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements












Page 44
Consolidated Statements of Income
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                         2003         2002         2001
-------------------------------------------------------------------------------
Interest income
Interest and fees on loans                $21,374,000  $22,154,000  $22,953,000
Interest on deposits with other banks          52,000       62,000       77,000
Interest and dividends on investments
   (includes tax-exempt income of
   $1,585,000 in 2003, $1,075,000 in
   2002, and $926,000 in 2001)              6,114,000    7,091,000    7,032,000
-------------------------------------------------------------------------------
Total interest income                      27,540,000   29,307,000   30,062,000
-------------------------------------------------------------------------------
Interest expense
Interest on deposits                        5,820,000    7,702,000   10,006,000
Interest on borrowed funds                  3,976,000    4,502,000    5,025,000
-------------------------------------------------------------------------------
Total interest expense                      9,796,000   12,204,000   15,031,000
-------------------------------------------------------------------------------
Net interest income                        17,744,000   17,103,000   15,031,000
Provision for loan losses                     907,000    1,323,000    1,230,000
-------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                         16,837,000   15,780,000   13,801,000
-------------------------------------------------------------------------------
Other operating income
Fiduciary and investment  management income   773,000      728,000      698,000
Service charges on deposit accounts         1,110,000      985,000      901,000
Net realized gain on securities
   available for sale                              --           --       73,000
Mortgage origination and servicing income     930,000      685,000      357,000
Other                                       2,335,000    2,553,000    1,869,000
-------------------------------------------------------------------------------
Total other operating income                5,148,000    4,951,000    3,898,000
-------------------------------------------------------------------------------
Other operating expenses
Salaries and employee benefits              6,017,000    5,766,000    4,903,000
Occupancy expense                             772,000      738,000      573,000
Furniture and equipment expense             1,339,000    1,286,000    1,023,000
Other                                       3,472,000    3,755,000    3,479,000
-------------------------------------------------------------------------------
Total other operating expenses             11,600,000   11,545,000    9,978,000
-------------------------------------------------------------------------------
Income before income taxes                 10,385,000    9,186,000    7,721,000
Income tax expense                          2,958,000    2,679,000    2,228,000
-------------------------------------------------------------------------------
Net income                                $ 7,427,000  $ 6,507,000  $ 5,493,000
===============================================================================
Basic earnings per share                  $      3.07  $      2.71  $      2.30
Diluted earnings per share                $      2.99  $      2.64  $      2.24
Cash dividends declared per share         $      1.14  $      0.98  $      0.82
Weighted average number of shares
   outstanding                              2,422,223    2,404,965    2,384,402
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these
  consolidated financial statements
Page 45
Consolidated Statements of Changes in Shareholders' Equity
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
------------------------------------------------------------------------------------------------------
                                                               Net
                                                               unrealized
                                                               gain (loss)                 Total
                 Number of              Additional             on securities               share-
                 common       Common    paid-in     Retained   available      Treasury     holders'
                 shares       stock     capital     earnings   for sale       Stock        Equity
------------------------------------------------------------------------------------------------------
Balance at
   December 31,
  2000           2,378,613     25,000    4,687,000   30,495,000     203,000    (2,250,000) 33,160,000
======================================================================================================

Net income               -          -            -    5,493,000           -             -   5,493,000
Net unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $299,000               -          -            -           -      581,000             -     581,000
------------------------------------------------------------------------------------------------------
Comprehensive
  income                 -          -            -    5,493,000     581,000             -   6,074,000
Cash dividends
  declared               -          -            -   (1,958,000)          -             -  (1,958,000)
Treasury stock
  purchases        (13,953)         -            -            -           -      (254,000)   (254,000)
Treasury stock
  sales             26,715          -            -            -           -       312,000     312,000
------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  2001           2,391,375     25,000   4,687,000    34,030,000     784,000    (2,192,000) 37,334,000
======================================================================================================

















Page 46


Consolidated Statements of Changes in Shareholders' Equity, Continued
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
------------------------------------------------------------------------------------------------------
                                                               Net
                                                               unrealized
                                                               gain (loss)                 Total
                Number of               Additional             on securities               share-
                common         Common   paid-in     Retained   available       Treasury    holders'
                shares         stock    capital     earnings   for sale        Stock       Equity
------------------------------------------------------------------------------------------------------
Balance at
  December 31,
  2001          2,391,375      25,000   4,687,000   34,030,000      784,000    (2,192,000) 37,334,000
======================================================================================================
Net income              -           -           -    6,507,000            -             -   6,507,000
Net unrealized
   gain on
   securities
   available for
   sale, net of
   tax expense of
   $714,000             -           -           -            -    1,386,000             -   1,386,000
------------------------------------------------------------------------------------------------------
Comprehensive
   income               -           -           -    6,507,000    1,386,000             -   7,893,000
Cash dividends
   declared             -           -           -   (2,363,000)           -             -  (2,363,000)
Treasury stock
   purchases      (32,067)          -           -            -            -      (945,000)   (945,000)
Treasury stock
   sales           55,385           -           -            -            -       628,000     628,000
Tax benefit of
   disqualifying
   disposition
   of shares            -           -           -      148,000            -             -     148,000
------------------------------------------------------------------------------------------------------
Balance at
   December 31,
   2002         2,414,693     $25,000  $4,687,000  $38,322,000   $2,170,000   $(2,509,000)$42,695,000
======================================================================================================
















Page 47


Consolidated Statements of Changes in Shareholders' Equity, Concluded
First National Lincoln Corporation and Subsidiary

------------------------------------------------------------------------------------------------------
Year ended December 31, 2003
------------------------------------------------------------------------------------------------------
                                                               Net
                                                               unrealized
                                                               gain (loss)                 Total
                Number of               Additional             on securities               share-
                common         Common   paid-in     Retained   available       Treasury    holders'
                shares         stock    capital     earnings   for sale        Stock       Equity
------------------------------------------------------------------------------------------------------
Balance at
   December 31,
   2002         2,414,693      25,000   4,687,000   38,322,000    2,170,000    (2,509,000) 42,695,000
======================================================================================================

Net income              -           -           -    7,427,000            -             -   7,427,000
Net unrealized
   gain on
   securities
   available for
   sale, net of
   tax expense
   of $168,000          -           -           -            -      327,000             -     327,000
------------------------------------------------------------------------------------------------------
Comprehensive
   income               -           -           -    7,427,000      327,000             -   7,754,000
Cash dividends
   declared             -           -           -   (2,761,000)           -             -  (2,761,000)
Treasury stock
   purchases      (14,757)          -           -            -            -      (605,000)   (605,000)
Treasury stock
   sales           21,444           -      12,000            -            -       623,000     635,000
------------------------------------------------------------------------------------------------------
Balance at
   December 31,
   2003         2,421,380     $25,000  $4,699,000  $42,988,000   $2,497,000   $(2,491,000)$47,718,000
======================================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements
















Page 48


Consolidated Statements of Cash Flows
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2003          2002          2001
-------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                           $  7,427,000  $  6,507,000  $  5,493,000
Adjustments to reconcile net income
  to net cash
provided by operating activities:
  Depreciation                              966,000       952,000       774,000
  Deferred income taxes                          --      (255,000)           --
  Provision for loan losses                 907,000     1,323,000     1,230,000
  Loans originated for resale           (53,859,000)  (42,531,000)  (18,451,000)
  Proceeds from sales of loans           55,490,000    40,384,000    17,985,000
  Net gain on sale of credit
    card portfolio                               --      (219,000)           --
  Net gain on sale or call of
    securities available for sale                --            --       (73,000)
  Net gain (losses) on other
    real estate owned                       (24,000)           --        55,000
  Net change in other assets and
    accrued interest receivable            (896,000)     (308,000)      485,000
  Net change in other liabilities           243,000        30,000       119,000
  Net accretion (amortization) of
    discount (premium) on investments       458,000      (604,000)     (278,000)
-------------------------------------------------------------------------------
Net cash provided by operating
  activities                             10,712,000     5,279,000     7,339,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales, maturities and
    calls of securities
    available for sale                   15,364,000     2,255,000    17,629,000
  Proceeds from maturities and calls
    of securities to be held
    to maturity                          27,606,000    40,172,000    31,025,000
  Proceeds from sales of
    other real estate owned                 228,000        15,000       537,000
  Net proceeds from sale of
    credit card portfolio                        --     2,718,000            --
  Purchases of securities
    available for sale                  (15,987,000)   (5,581,000)   (4,585,000)
  Purchases of securities
    to be held to maturity              (41,562,000)  (48,029,000)  (45,804,000)
  Net increase in loans                 (67,228,000)  (33,960,000)  (37,344,000)
  Capital expenditures                   (2,229,000)   (1,222,000)   (2,985,000)
-------------------------------------------------------------------------------
Net cash used in investing activities   (83,808,000)  (43,632,000)  (41,527,000)
-------------------------------------------------------------------------------







Page 49
Consolidated Statements of Cash Flows, Concluded
First National Lincoln Corporation and Subsidiary

-------------------------------------------------------------------------------
Years ended December 31,                       2003          2002          2001
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in demand
    deposits, savings, and money
    market accounts                      12,178,000    83,926,000   (17,733,000)
  Net increase (decrease) in
    certificates of deposit              12,675,000   (12,391,000)   (9,610,000)
  Advances on long-term borrowings       30,000,000    24,000,000    51,500,000
  Repayments on long-term borrowings    (28,000,000)         --      (7,114,000)
  Net increase (decrease) in
    short-term borrowings                42,457,000   (41,992,000)  (15,948,000)
  Purchase of treasury stock               (605,000)     (945,000)     (254,000)
Proceeds from sale of treasury stock        635,000       628,000       312,000
  Dividends paid                         (2,663,000)   (2,261,000)   (1,861,000)
-------------------------------------------------------------------------------
Net cash provided by
  financing activities                   66,677,000    50,965,000    34,758,000
-------------------------------------------------------------------------------
Net (decrease) increase in
  cash and cash equivalents              (6,419,000)   12,612,000       570,000
Cash and cash equivalents at
  beginning of year                      23,506,000    10,894,000    10,324,000
-------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                          $ 17,087,000  $ 23,506,000  $ 10,894,000
===============================================================================
Interest paid                          $ 10,148,000  $ 12,228,000  $ 15,003,000
Income taxes paid                         2,756,000     2,668,000     2,526,000
Non-cash transactions:
  Loans transferred to
    other real estate owned                      --       (68,000)     (438,000)
  Change in unrealized gain on
    available for sale securities           495,000     2,100,000       880,000
-------------------------------------------------------------------------------
The accompanying footnotes are an integral part of these consolidated financial statements

















Page 50
Notes to Consolidated Financial Statements

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

Business
     The Bank provides a full range of banking services to individual and corporate customers in Mid-Coast Maine. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. Pemaquid Advisors, a division of the Bank, provides investment management, private banking and financial planning services. Pemaquid Advisors has offices in Damariscotta, Boothbay Harbor and Portland, Maine.

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

Page 51
Notes to Consolidated Financial Statements, Continued

Loans Held for Sale
     Loans held for sale consist of residential real estate mortgage loans and are carried at the lower of aggregate cost or market value, as determined by current investor yield requirements.

Loans
     Loans that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding principal balances, adjusted for chargeoffs, the allowance for loan losses and any deferred fees or costs to originate loans. Loan commitments are recorded when funded.

Loan Fees and Costs
     Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances, and the amortization is included with the related interest income.

Allowance for Loan Losses
     Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be adequate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration the following factors: reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. Loans more than 30 days past due are considered delinquent.
     Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

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









Page 52
Notes to Consolidated Financial Statements, Continued

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

Other Real Estate Owned (OREO)
     Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at the lower of cost or fair market value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a specific property basis.

Earnings Per Share
     Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the stock options outstanding, determined by the treasury stock method.

Post-Retirement Benefits
     The cost of providing post-retirement benefits is accrued during the active service period of the employee.

Segments
     First National Lincoln Corporation, through the branches of its subsidiary, The First National Bank of Damariscotta, provides a broad range of financial services to individuals and companies in Mid-Coast Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

Comprehensive Income
     Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, net of tax, and is disclosed in the consolidated statements of changes in shareholders' equity.


Page 53
Notes to Consolidated Financial Statements, Continued

Stock Options
     The Company established a stock option plan in 1995. Under the plan, the Company may grant options to its employees for up to 200,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option's maximum term is ten years from the date of grant.
     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

-------------------------------------------------------------------------------
                                          2003            2002            2001
-------------------------------------------------------------------------------
Net income
  As reported                            $   7,427,000   6,507,000   5,493,000
    Value of option grants, net of tax              --      60,000          --
-------------------------------------------------------------------------------
   Pro forma                             $   7,427,000   6,447,000   5,493,000
===============================================================================
Basic earnings per share
  As reported                            $        3.07        2.71        2.30
    Value of option grants, net of tax              --        0.03          --
-------------------------------------------------------------------------------
   Pro forma                             $        3.07        2.68        2.30
===============================================================================
Diluted earnings per share
  As reported                            $        2.99        2.64        2.24
    Value of option grants, net of tax              --        0.02          --
-------------------------------------------------------------------------------
  Pro forma                              $        2.99        2.62        2.24
===============================================================================

     The fair market value of options granted, net of tax, was $60,000 in 2002. No options were granted in 2003 or 2001. The weighted average fair market value of options granted was $8.32 in 2002. The fair market value in 2002 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.22, risk-free interest rate of 1.59%, volatility of 37.73%, and an expected life of 10 years.

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


Page 54
Notes to Consolidated Financial Statements, Continued

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2003 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $4,776,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2003 and 2002:

-------------------------------------------------------------------------------
                                    Amortized Unrealized Unrealized  Fair Value
December 31, 2003                        Cost      Gains     Losses  (Estimated)
-------------------------------------------------------------------------------
Securities available for sale
U.S. Treasury & Agency            $ 3,000,000         --   (75,000)   2,925,000
Mortgage-backed securities          5,405,000     88,000   (30,000)   5,463,000
State and political subdivisions   13,981,000    871,000        --   14,852,000
Corporate securities               23,585,000  2,896,000   (20,000)  26,461,000
Federal Home Loan Bank stock        6,871,000         --        --    6,871,000
Federal Reserve Bank stock             53,000         --        --       53,000
Other equity securities               766,000     56,000    (2,000)     820,000
-------------------------------------------------------------------------------
                                  $53,661,000  3,911,000  (127,000)  57,445,000
-------------------------------------------------------------------------------
Securities to be held to maturity
U.S. Treasury and agency          $44,419,000    714,000   (31,000)  45,102,000
Mortgage-backed securities          8,409,000    225,000   (30,000)   8,604,000
State and political subdivisions   17,823,000    717,000   (14,000)  18,526,000
Corporate securities                8,593,000         --    (5,000)   8,588,000
-------------------------------------------------------------------------------
                                  $79,244,000  1,656,000   (80,000)  80,820,000
===============================================================================

















Page 55
Notes to Consolidated Financial Statements, Continued

-------------------------------------------------------------------------------
                                    Amortized Unrealized Unrealized  Fair Value
December 31, 2002                        Cost      Gains     Losses  (Estimated)
-------------------------------------------------------------------------------
Securities available for sale
Mortgage-backed securities        $ 6,275,000    152,000   (30,000)   6,397,000
State and political subdivisions   13,899,000    727,000       --    14,626,000
Corporate securities               25,860,000  2,531,000  (103,000)  28,288,000
Federal Home Loan Bank stock        6,195,000         --        --    6,195,000
Federal Reserve Bank stock             53,000         --        --       53,000
Other equity securities               841,000     21,000   (11,000)     851,000
-------------------------------------------------------------------------------
                                  $53,123,000  3,431,000  (144,000)  56,410,000
-------------------------------------------------------------------------------
Securities to be held to maturity
U.S. Treasury and agency          $30,952,000    923,000       --    31,877,000
Mortgage-backed securities         16,090,000    445,000   (78,000)  16,456,000
State and political subdivisions   12,032,000    508,000   (22,000)  12,518,000
Corporate securities                6,589,000         --   (18,000)   6,570,000
-------------------------------------------------------------------------------
                                  $65,663,000  1,876,000  (118,000)  67,421,000
===============================================================================

     The following table summarizes the contractual maturities of investment securities at December 31, 2003:

-------------------------------------------------------------------------------
                                   Securities                 Securities
                             available for sale:        to be held to maturity:
                           Amortized    Fair Value     Amortized     Fair Value
                                Cost    (Estimated)         Cost     (Estimated)
-------------------------------------------------------------------------------
Due in 1 year or less    $ 2,814,000     2,858,000            --            --
Due in 1 to 5 years        7,242,000     8,108,000     1,132,000     1,126,000
Due in 5 to 10 years      16,474,000    18,656,000    25,691,000    26,269,000
Due after 10 years        19,441,000    20,079,000    52,421,000    53,425,000
Equity securities          7,690,000     7,744,000            --            --
-------------------------------------------------------------------------------
                         $53,661,000    57,445,000    79,244,000    80,820,000
===============================================================================

     At December 31, 2003 securities carried at $49,896,000, with a fair value of $50,287,000, were pledged to secure borrowings from the Federal Home Loan Bank, public deposits, and for other purposes as required by law. Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. A realized gain on securities of $73,000 in 2001 was the result of a security which was called at par value by the issuer. There were no realized gains or losses in 2002 or 2003.








Page 56
Notes to Consolidated Financial Statements, Continued

     Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2003, there were 21 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which five had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in temporary impairment. Information regarding securities temporarily impaired is summarized below:

-------------------------------------------------------------------------------
                  Less Than 12 Months  12 Months or Longer                Total
                  -------------------  -------------------                -----
                      Fair Unrealized      Fair Unrealized      Fair Unrealized
                     Value     Losses     Value     Losses     Value     Losses
-------------------------------------------------------------------------------
U.S. Treasury
and agency      $ 8,026,000 (106,000)         --       --   8,026,000  (106,000)
Mortgage-backed
securities        3,319,000  (56,000)    530,000   (4,000)  3,849,000   (60,000)
State and
political
subdivisions      1,456,000  (14,000)         --       --   1,456,000   (14,000)
Corporate
 securities       1,463,000   (5,000)  1,610,000  (20,000)  3,073,000   (25,000)
Other equity
securities               --       --      23,000   (2,000)     23,000    (2,000)
-------------------------------------------------------------------------------
                $14,264,000 (181,000)  2,163,000  (26,000) 16,427,000  (207,000)
===============================================================================

Note 4. Loan Servicing

At December 31, 2003 and 2002, the Bank serviced loans for others totaling $87,906,000 and $70,097,000, respectively. Net gains from the sale of loans totaled $550,000 in 2003, $482,000 in 2002 and $161,000 in 2001.
     In 2003, mortgage servicing rights of $589,000 were capitalized, and amortization for the year totaled $357,000. After deducting for a valuation allowance of $125,000 and impairment reserve of $20,000, at December 31, 2003, mortgage servicing rights had a fair value of $581,000, which is included in other assets. In 2002, mortgage servicing rights of $315,000 were capitalized and amortization for the year totaled $183,000. After deducting for a valuation allowance of $190,000, at December 31, 2002, mortgage servicing rights had a fair value of $303,000.














Page 57
Notes to Consolidated Financial Statements, Continued

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 2003 and 2002:

-------------------------------------------------------------------------------
                                                      2003                 2002
-------------------------------------------------------------------------------
Real estate loans
      Residential                             $223,251,000          174,070,000
      Commercial                                40,521,000           37,082,000
Commercial and industrial loans                 97,487,000            82,504,00
State and municipal loans                        9,030,000            9,474,000
Consumer loans                                  26,123,000           27,925,000
Residential construction loans                   2,483,000            1,019,000
-------------------------------------------------------------------------------
Total loans                                   $398,895,000          332,074,000
===============================================================================

     Loan balances include net deferred loan costs of $986,000 in 2003 and $807,000 in 2002.
     At December 31, 2003 and 2002, loans on non-accrual status totaled $1,537,000 and $1,070,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $85,000 for 2003, $108,000 for 2002, and $77,000 for 2001. Loans past due greater than 90 days which are accruing interest totaled $378,000 at December 31, 2003 and $406,000 at December 31, 2002. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Transactions in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
                                         2003             2002             2001
-------------------------------------------------------------------------------
Balance at beginning of year      $ 3,700,000        3,000,000        2,301,000
Provision charged to
   operating expenses                 907,000        1,323,000        1,230,000
-------------------------------------------------------------------------------
                                    4,607,000        4,323,000        3,531,000
-------------------------------------------------------------------------------
Loans charged off                    (555,000)        (724,000)        (635,000)
Recoveries on loans                   148,000          101,000          104,000
-------------------------------------------------------------------------------
Net loans charged off                (407,000)        (623,000)        (531,000)
-------------------------------------------------------------------------------
Balance at end of year            $ 4,200,000        3,700,000        3,000,000
===============================================================================










Page 58
Notes to Consolidated Financial Statements, Continued

     Information regarding impaired loans is as follows:

-------------------------------------------------------------------------------
                                       2003              2002              2001
-------------------------------------------------------------------------------
Average investment
   in impaired loans            $ 1,222,000         1,367,000         1,055,000
Interest income recognized
   on impaired loans,
   including cash basis            $ 11,000            17,000            38,000
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Balance of impaired loans                         $ 1,537,000         1,070,000
Less portion for which no allowance
   for loan losses is allocated                      (980,000)         (309,000)
-------------------------------------------------------------------------------
Portion of impaired loan balance for which an
   allowance for loan losses is allocated         $   557,000           761,000
===============================================================================
Portion of allowance for loan losses
   allocated to the impaired loan balance         $   204,000           297,000
-------------------------------------------------------------------------------

     Loans to directors, officers and employees totaled $16,599,000 at December 31, 2003 and $11,730,000 at December 31, 2002. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Balance at beginning of year                      $ 7,281,000         5,925,000
New loans                                           4,579,000         3,397,000
Repayments                                         (2,812,000)       (2,041,000)
-------------------------------------------------------------------------------
Balance at end of year                            $ 9,048,000         7,281,000
===============================================================================

















Page 59
Notes to Consolidated Financial Statements, Continued

Note 6. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Land                                              $ 1,608,000         1,551,000
Land improvements                                     539,000           444,000
Buildings                                           7,091,000         5,963,000
Equipment                                           8,094,000         7,233,000
-------------------------------------------------------------------------------
                                                   17,332,000        15,191,000
Less accumulated depreciation                       8,325,000         7,358,000
-------------------------------------------------------------------------------
                                                  $ 9,007,000         7,833,000
===============================================================================

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:

-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Real estate acquired in settlement of loans          $ 51,000           255,000
===============================================================================

     Changes in the allowance for each of the three years ended December 31 were as follows:

-------------------------------------------------------------------------------
                                       2003              2002             2001
-------------------------------------------------------------------------------
Beginning balance                       $ -                 -           36,000
Losses charged to allowance               -                 -          (36,000)
Provision charged to income               -                 -                -
-------------------------------------------------------------------------------
Ending balance                          $ -                 -                -
===============================================================================

















Page 60
Notes to Consolidated Financial Statements, Continued

Note 8. Income Taxes

The current and deferred components of income tax expense were as follows:

-------------------------------------------------------------------------------
                                       2003              2002              2001
-------------------------------------------------------------------------------
Federal income tax
   Current                      $ 2,838,000         2,830,000         2,138,000
   Deferred                               -          (255,000)                -
-------------------------------------------------------------------------------
                                  2,838,000         2,575,000         2,138,000
State income tax                    120,000           104,000            90,000
-------------------------------------------------------------------------------
                                $ 2,958,000         2,679,000         2,228,000
===============================================================================

     The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

-------------------------------------------------------------------------------
                                       2003              2002             2001
-------------------------------------------------------------------------------
Expected tax expense            $ 3,531,000         3,123,000        2,625,000
Non-taxable income                 (651,000)         (484,000)        (452,000)
State income taxes                   79,000            69,000           59,000
Qualified housing tax credit              -                 -           (8,000)
Other                                (1,000)          (29,000)           4,000
-------------------------------------------------------------------------------
                                $ 2,958,000         2,679,000        2,228,000
===============================================================================

     Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2003 and 2002 are as follows:

-------------------------------------------------------------------------------
                                                         2003             2002
-------------------------------------------------------------------------------
Allowance for loan losses and OREO                $ 1,270,000        1,092,000
Deferred loan fees                                   (380,000)        (329,000)
Accrued pension and post-retirement                   322,000          281,000
Depreciation                                          (81,000)         (93,000)
Unrealized gain on securities available for sale   (1,286,000)      (1,118,000)
Mortgage servicing rights                            (165,000)        (103,000)
Other assets                                         (108,000)         (14,000)
Other liabilities                                     (34,000)           6,000
-------------------------------------------------------------------------------
Net deferred income tax liability                  $ (462,000)        (278,000)
===============================================================================







Page 61
Notes to Consolidated Financial Statements, Continued

     These amounts are included in other assets on the balance sheets, except for the deferred tax liability on unrealized gains on securities available for sale which is included in other liabilities. The deferred income tax asset and liability at December 31, 2003 and 2002 are as follows:

-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Asset                                             $ 1,558,000         1,379,000
===============================================================================
Liability                                         $ 2,020,000         1,657,000
===============================================================================
     No valuation allowance is deemed necessary for the deferred tax asset.

Note 9. Certificates of Deposit

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

-------------------------------------------------------------------------------
2004                                                               $ 80,559,000
2005                                                                 36,216,000
2006                                                                  6,117,000
2007                                                                  4,747,000
2008                                                                  6,461,000
-------------------------------------------------------------------------------
Total                                                             $ 134,100,000
===============================================================================

     Interest on certificates of deposit of $100,000 or more was $1,834,000, $2,343,000 and $3,680,000 in 2003, 2002 and 2001, respectively.

Note 10. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.
     Pursuant to collateral agreements, FHLB advances are collateralized by all stock in the Federal Home Loan Bank, with a value of $6,871,000 at December 31, 2003 and $6,195,000 at December 31, 2002; qualifying first mortgage loans, which were valued at $187,202,000 and $155,348,000 in 2003 and 2002, respectively;
U.S. Government and Agency securities not pledged to others, which were valued at $38,495,000 in 2003 and $26,620,000 in 2002; and funds on deposit with FHLB.
     As of December 31, 2003, the Bank's total FHLB borrowing capacity was $176,972,000, of which $40,558,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2003 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.









Page 62
Notes to Consolidated Financial Statements, Continued

     Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities with an aggregate amortized cost of $19,960,000 and $19,290,000 at December 31, 2003 and 2002, respectively, and an aggregate fair value of $20,690,000 and $19,670,000 at December 31, 2003 and 2002, respectively.
Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place a $5.0 million credit line with a correspondent bank which is currently not in use.
     Borrowed funds at December 31, 2003 and 2002 have the following range of interest rates and maturity dates:

-------------------------------------------------------------------------------
December 31, 2003
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
   2004                                           1.14%-4.89%      $ 66,914,000
   2005                                           1.48%-2.08%        23,000,000
   2006                                           1.19%-2.04%         7,000,000
   2007                                           3.99%-4.47%        12,000,000
   2010 and thereafter                            3.93%-5.41%        27,500,000
-------------------------------------------------------------------------------
                                                                    136,414,000
Treasury Tax & Loan Notes
   (rate in effect at December 31, 2003 was 0.73%)   variable         1,110,000
Repurchase agreements
   Municipal and commercial customers              0.8%-1.50%        20,298,000
-------------------------------------------------------------------------------
                                                                  $ 157,822,000
===============================================================================


-------------------------------------------------------------------------------
December 31, 2002
-------------------------------------------------------------------------------
Federal Home Loan Bank Advances
   2003                                           4.19%-4.81%      $ 28,000,000
   2004                                           2.01%-4.89%        23,000,000
   2007                                           3.99%-4.47%        12,000,000
   2010 and thereafter                            3.93%-5.41%        27,500,000
-------------------------------------------------------------------------------
                                                                     90,500,000
Treasury Tax & Loan Notes
   (rate in effect at December 31, 2002 was 0.99%)   variable         3,548,000
Repurchase agreements
   Municipal and commercial customers             1.14%-2.65%        19,317,000
-------------------------------------------------------------------------------
                                                                  $ 113,365,000
===============================================================================







Page 63
Notes to Consolidated Financial Statements, Continued

Note 11. Employee Benefit Plans


401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 50.0% of their compensation (not to exceed $12,000 if under age 50 and $14,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.5% of each eligible employee's compensation in 2003, 3.0% in 2002, and 3.0% in 2001. The expense related to the 401(k) plan was $217,000, $216,000, and $146,000, in 2003, 2002, and 2001, respectively.

Supplemental Retirement Plan
The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $135,000 in 2003, $113,000 in 2002, and $141,000 in 2001. As of December 31, 2003 and 2002, the accrued liability of this plan was $709,000 and $591,000, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides life insurance coverage to employees who retired prior to December 31, 2002. The Bank also provides health insurance for retired directors. None of these plans are pre-funded. The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.
     In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan: a subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.













Page 64
Notes to Consolidated Financial Statements, Continued

     The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic pension cost:

-------------------------------------------------------------------------------
At December 31,                                          2003             2002
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year:            $ 415,000          428,000
   Service cost                                         6,000            5,000
   Interest cost                                       35,000           34,000
   Benefits paid                                      (41,000)         (52,000)
   Actuarial loss                                     127,000                -
-------------------------------------------------------------------------------
Benefit obligation at end of year                   $ 542,000          415,000
Funded status
   Benefit obligation at end of year                $(542,000)        (415,000)
   Unrecognized prior service cost                    (11,000)         (43,000)
   Unamortized net actuarial gain                      48,000          (46,000)
   Unrecognized transition obligation                 266,000          290,000
-------------------------------------------------------------------------------
Accrued benefit cost                               $ (239,000)        (214,000)
===============================================================================


-------------------------------------------------------------------------------
Years ended December 31,                       2003         2002          2001
-------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                             $ 6,000        5,000         5,000
   Interest cost                             35,000       34,000        32,000
   Amortization of unrecognized
      transition obligation                  29,000       29,000        29,000
   Amortization of prior service cost         3,000       (3,000)       (5,000)
   Amortization of accumulated gains          4,000        2,000        (2,000)
-------------------------------------------------------------------------------
Net periodic benefit cost                   $77,000       67,000        59,000
===============================================================================
Weighted average assumptions
   as of December 31:
Discount rate                                  7.0%         7.0%          7.0%
-------------------------------------------------------------------------------

     The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2004 is $45,000.











Page 65
Notes to Consolidated Financial Statements, Continued

Note 12. Shareholders' Equity

The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2003, 119,014 shares had been issued pursuant to these plans, leaving 40,986 shares available for future use. The issuance price is based on the market price of the stock at issuance date.
     Sales of stock to directors and employees amounted to 8,491 shares in 2003, 5,157 shares in 2002, and 7,573 shares in 2001. Stock sold to directors and employees in 2003 was all from treasury shares.
     In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 200,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2003, 15,354 shares have been issued, leaving 184,646 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 6,175 shares in 2003, 7,028 shares in 2002, and 2,151 shares in 2001. All stock sold in 2003 was from treasury shares.
     In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 200,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted. All options expire ten years from the date of grant.
     The following table sets forth the status of the plan as of December 31, 2003, 2002 and 2001, and changes during the years then ended:

-------------------------------------------------------------------------------
                                                               Weighted Average
                                             Number of Shares    Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2000                          155,000            $ 9.62
     Exercised in 2001                                (17,000)             7.84
-------------------------------------------------------------------------------
Balance at December 31, 2001                          138,000              9.84
     Granted in 2002                                   11,000             28.00
     Exercised in 2002                                (43,200)             6.81
     Forfeited in 2002                                 (1,000)            22.50
-------------------------------------------------------------------------------
Balance at December 31, 2002                          104,800             12.88
     Exercised in 2003                                 (6,600)             7.59
-------------------------------------------------------------------------------
Balance at December 31, 2003                           98,200           $ 13.23
===============================================================================









Page 66
Notes to Consolidated Financial Statements, Continued

     The number and weighted average exercise price of exercisable options was 73,700 and $10.11 at December 31, 2003, 68,300 and $9.55 at December 31, 2002,
and 93,500 and $8.28 at December 31, 2001. The range of prices for outstanding and exercisable stock options at December 31, 2003 was as follows:


-------------------------------------------------------------------------------
                                             Weighted Average  Weighted Average
                                     Number         Remaining          Exercise
                                Outstanding  Contractual Life             Price
-------------------------------------------------------------------------------
Options outstanding
$6.38 to $10.00                      37,000               1.5            $ 7.26
$10.01 to $15.00                     24,000               3.1             10.25
$15.01 to $20.00                     23,200               5.9             17.65
$20.01 to $25.00                      3,000               5.0             22.50
$25.01 to $28.00                     11,000               8.1             28.00
-------------------------------------------------------------------------------
                                     98,200               3.8           $ 13.23
===============================================================================
Options exercisable
$6.38 to $10.00                      37,000               1.5            $ 7.26
$10.01 to $15.00                     24,000               3.1             10.25
$15.01 to $20.00                     11,200               5.5             17.57
$20.01 to $25.00                      1,500               5.0             22.50
$25.01 to $28.00                          -               8.1             28.00
-------------------------------------------------------------------------------
                                     73,700               2.7           $ 10.11
===============================================================================

Note 13. Off-Balance-Sheet Financial Instruments and
         Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.


Page 67
Notes to Consolidated Financial Statements, Continued

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, the Company had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

-------------------------------------------------------------------------------
                                                         2003              2002
-------------------------------------------------------------------------------
Unused lines, collateralized
   by residential real estate                   $  34,651,000        22,472,000
Other unused commitments                           31,929,000        30,890,000
Standby letters of credit                              50,000            50,000
Commitments to extend credit                        9,175,000        11,253,000
===============================================================================


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
































Page 68
Notes to Consolidated Financial Statements, Continued

Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

-------------------------------------------------------------------------------
                                            Income        Shares      Per-Share
For the Year Ended December 31, 2003    (Numerator) (Denominator)        Amount
-------------------------------------------------------------------------------
Net income as reported                 $ 7,427,000
-------------------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders               $ 7,427,000     2,422,223         $ 3.07
Effect of dilutive securities:
  incentive stock options                                 65,014
-------------------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions             $ 7,427,000     2,487,237         $ 2.99
===============================================================================

-------------------------------------------------------------------------------
                                            Income        Shares      Per-Share
For the Year Ended December 31, 2002    (Numerator) (Denominator)        Amount
-------------------------------------------------------------------------------
Net income as reported                 $ 6,507,000
-------------------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders               $ 6,507,000     2,404,965         $ 2.71
Effect of dilutive securities:
  incentive stock options                                 56,804
-------------------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions             $ 6,507,000     2,461,769         $ 2.64
===============================================================================

-------------------------------------------------------------------------------
                                            Income        Shares      Per-Share
For the Year Ended December 31, 2001    (Numerator) (Denominator)        Amount
-------------------------------------------------------------------------------
Net income as reported                 $ 5,493,000
-------------------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders               $ 5,493,000     2,384,402         $ 2.30
Effect of dilutive securities:
  incentive stock options                                 70,547
-------------------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions             $ 5,493,000     2,454,949         $ 2.24
===============================================================================





Page 69
Notes to Consolidated Financial Statements, Continued

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


Page 70
Notes to Consolidated Financial Statements, Continued

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

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on Management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.







Page 71
Notes to Consolidated Financial Statements, Continued

     The estimated fair values for the Company's financial instruments as of December 31, 2003 and 2002 were as follows:

-------------------------------------------------------------------------------
                                December 31, 2003             December 31, 2002
                                Carrying    Estimated     Carrying   Estimated
                                  amount   fair value       amount   fair value
-------------------------------------------------------------------------------
Financial assets
Cash and due from banks     $ 17,087,000   17,087,000   14,181,000   14,181,000
Overnight funds sold                --           --      9,325,000    9,325,000
Securities available
  for sale                    57,445,000   57,445,000   56,410,000   56,410,000
Securities to be
  held to maturity            79,244,000   80,820,000   65,663,000   67,421,000
Loans held for sale              982,000      982,000    2,613,000    2,613,000
Loans (net of allowance for
  loan losses)               394,695,000  395,892,000  328,374,000  334,928,000
Cash surrender value of
  life insurance               4,648,000    4,648,000    4,468,000    4,468,000
Accrued interest receivable    2,743,000    2,743,000    2,642,000    2,642,000
-------------------------------------------------------------------------------
Financial liabilities
Deposits                    $359,077,000  345,382,000  334,224,000  329,671,000
Borrowed funds               157,822,000  165,750,000  113,365,000  115,938,000
Accrued interest payable         539,000      539,000      786,000      786,000
-------------------------------------------------------------------------------

Note 16. Other Operating Income and Expense

Other operating income includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                       2003              2002              2001
-------------------------------------------------------------------------------
Merchant discount fees            $ 988,000           967,000           880,000
===============================================================================

Other operating expense includes the following items greater than 1% of revenues.

-------------------------------------------------------------------------------
                                       2003              2002              2001
-------------------------------------------------------------------------------
Stationery and supplies           $ 295,000           293,000           215,000
Merchant interchange fees           733,000           681,000           620,000
Postage, freight and express        213,000           182,000           186,000
Exams and audits                    263,000           233,000           231,000
===============================================================================







Page 72
Notes to Consolidated Financial Statements, Continued

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2004 will be 2004 earnings plus retained earnings of $8,465,000 from 2003 and 2002.
     The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.









Page 73
Notes to Consolidated Financial Statements, Continued

     The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

-------------------------------------------------------------------------------
                                                                          To be
                                                               well-capitalized
                                                  For capital      under prompt
                                                     adequacy corrective action
                                     Actual          purposes        provisions
-------------------------------------------------------------------------------
As of December 31, 2003
Tier 2 capital to              $ 47,163,000        30,386,000        37,983,000
   risk-weighted assets               12.42%             8.00%            10.00%
Tier 1 capital to                42,963,000        15,193,000        22,790,000
   risk-weighted assets               11.31%             4.00%             6.00%
Tier 1 capital to                42,963,000        22,307,000        27,884,000
    average assets                     7.70%             4.00%             5.00%
-------------------------------------------------------------------------------
As of December 31, 2002
Tier 2 capital to              $ 42,086,000        26,143,000        32,679,000
   risk-weighted assets               12.88%             8.00%            10.00%
Tier 1 capital to                38,386,000        13,072,000        19,607,000
   risk-weighted assets               11.75%             4.00%             6.00%
Tier 1 capital to                38,386,000        19,667,000        24,584,000
    average assets                     7.81%             4.00%             5.00%
-------------------------------------------------------------------------------

     The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

-------------------------------------------------------------------------------
                                                                          To be
                                                               well-capitalized
                                                  For capital      under prompt
                                                     adequacy corrective action
                                     Actual          purposes        provisions
-------------------------------------------------------------------------------
As of December 31, 2003
Tier 2 capital to              $ 49,238,000        30,481,000               n/a
   risk-weighted assets               12.92%             8.00%              n/a
Tier 1 capital to                45,038,000        15,241,000               n/a
   risk-weighted assets               11.82%             4.00%              n/a
Tier 1 capital to                45,038,000        22,355,000               n/a
    average assets                     8.06%             4.00%              n/a
-------------------------------------------------------------------------------
As of December 31, 2002
Tier 2 capital to              $ 44,070,000        26,222,000               n/a
   risk-weighted assets               13.45%             8.00%              n/a
Tier 1 capital to                40,370,000        13,111,000               n/a
   risk-weighted assets               12.32%             4.00%              n/a
Tier 1 capital to                40,370,000        19,707,000               n/a
    average assets                     8.19%             4.00%              n/a
-------------------------------------------------------------------------------




Page 74
Notes to Consolidated Financial Statements, Continued

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

Balance Sheets

-------------------------------------------------------------------------------
December 31,                                             2003              2002
-------------------------------------------------------------------------------
Assets
Cash                                                $ 922,000           560,000
Dividends receivable                                  750,000           750,000
Investments                                           735,000           766,000
Investment in subsidiary                           45,607,000        40,704,000
Premises and equipment                                230,000                 -
Other assets                                          222,000           565,000
-------------------------------------------------------------------------------
                                                 $ 48,466,000        43,345,000
===============================================================================
Liabilities and shareholders' equity
Dividends payable                                   $ 726,000           628,000
Other liabilities                                      22,000            22,000
Shareholders' equity                               47,718,000        42,695,000
-------------------------------------------------------------------------------
                                                 $ 48,466,000        43,345,000
===============================================================================

Statements of Income

-------------------------------------------------------------------------------
Years ended December 31,               2003              2002              2001
-------------------------------------------------------------------------------
Investment income                  $ 60,000            56,000            56,000
Operating expense                    63,000            84,000            47,000
-------------------------------------------------------------------------------
Income (loss) before Bank earnings   (3,000)          (28,000)            9,000
Equity in earnings of Bank
Remitted                          2,825,000         2,618,000         2,200,000
Unremitted                        4,605,000         3,917,000         3,284,000
-------------------------------------------------------------------------------
Net income                      $ 7,427,000         6,507,000         5,493,000
===============================================================================














Page 75
Notes to Consolidated Financial Statements, Concluded

Statements of Cash Flows

-------------------------------------------------------------------------------
Years ended December 31,                         2003         2002         2001
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                $ 7,427,000    6,507,000    5,493,000
Adjustments to reconcile
  net income to net cash
provided by operating activities:
Depreciation                                    2,000            -            -
(Increase) decrease in other assets           328,000      (86,000)       5,000
Increase (decrease) in other liabilities            -      (22,000)      23,000
Unremitted earnings of Bank                (4,605,000)  (3,917,000)  (3,284,000)
-------------------------------------------------------------------------------
Net cash provided by operating activities   3,152,000    2,482,000    2,237,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from maturities of investments        75,000            -            -
Capital expenditures                         (232,000)           -            -
-------------------------------------------------------------------------------
Net cash used in financing activities        (157,000)           -            -
-------------------------------------------------------------------------------
Cash flows from financing activities:
Purchase of Treasury stock                   (605,000)    (945,000)    (254,000)
Sale of Treasury stock                        635,000      628,000      312,000
Dividends paid                             (2,663,000)  (2,261,000)  (1,861,000)
-------------------------------------------------------------------------------
Net cash used in financing activities      (2,633,000)  (2,578,000)  (1,803,000)
-------------------------------------------------------------------------------
Net increase (decrease) in cash               362,000      (96,000)     434,000
Cash, beginning of year                       560,000      656,000      222,000
-------------------------------------------------------------------------------
Cash, end of year                         $   922,000      560,000      656,000
===============================================================================






















Page 76
ITEM 9. Changes in and/or Disagreements with Accountants on
        Accounting and Financial Disclosure

     None.


ITEM 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

(b) Changes in internal controls.

None.





















Page 77
ITEM 10. Directors and Executive Officers of the Registrant

     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten. In order to be a candidate for a Director of the Company, each individual must meet the following criteria:
* Be a citizen of the United States.
* Have the financial capacity to own and/or purchase the minimum equity interest in First National Lincoln Corporation as specified in the Company's bylaws.
* Be available to attend the monthly meetings of the Board of Directors and Board Committee meetings, as scheduled from time to time.
* Be of good character and an experienced business professional.
* Contribute to the range of talent, skill and expertise appropriate for the Board.
* Have the ability and willingness to represent the interests of the Shareholders of the Company.
* Meet any additional criteria that the Office of the Comptroller of the Currency may establish for Directors of a National Bank.
     Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following are nominees for three-year terms as Director Expiring in 2007 as proposed by the Nominating Committee of the Board of Directors:

     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985 and as a Director of The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary, since 1976. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Randy A. Nelson has served as a Director of the Company and the Bank since 2004. He currently is the Douglas Professor of Economics and Finance at Colby College, where he teaches corporate finance and economics. Prior to joining the faculty of Colby in 1987, he taught for eight years in the business school at the University of Delaware.
     Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Recreation Center in Rockport, an indoor tennis and ice skating facility. In addition, Mr. Smith serves as the Chairperson of the MSAD #28 Elementary School New School Site Selection Committee.

Directors Continuing in Office:

The following Directors' terms will expire in 2005:
      Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as President of the Boothbay Region YMCA.
      Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole is President, Secretary, and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine.

Page 78
      David B. Soule, Jr. has served as a Director of the Company and the Bank since 1989. Mr. Soule has been practicing law in Wiscasset since 1971. He served two terms in the Maine House of Representatives, is a past President of the Lincoln County Bar Association and is a former Public Administrator, Lincoln County. He also serves as Trustee of the Wiscasset Public Library and has served as Selectman, Planning Board Chair and other volunteer positions with the Town of Westport.
      Bruce B. Tindal has served as a Director of the Company and the Bank since 1999. Mr. Tindal has been a licensed real estate broker since 1974. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. Mr. Tindal serves on the Board of Directors of the St. Andrews Village Association, a subsidiary of St. Andrews Hospital. Mr. Tindal is also a member of the National Association of Realtors, Council of Residential Specialists, Real Estate Buyers Agent Council and the Boothbay Harbor Rotary Club.

The following Directors' terms will expire in 2006:
      Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of the Company and the Bank since 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine. He is a member of the American Bankers Association's Government Relations Council and a member of the University of Maine Business School Advisory Board. Mr. Daigneault is past Chairman of the Maine Bankers Association and past President of the Boothbay Region YMCA Board of Trustees.
      Dana L. Dow has served as a Director of the Company and the Bank since 1999. Mr. Dow is President of Dow Furniture, located in Waldoboro, Maine, which he purchased from his father in 1977 and Dow's Fine Furniture located in Rockland, Maine. Prior to purchasing Dow Furniture, Mr. Dow taught chemistry and physics at Medomak Valley High School.
      Robert B. Gregory has served as a Director of the Company and the Bank since 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.

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

Director Independence

      The Board reviewed the independence of the Company's directors in February 2004 on the basis of the standards adopted by the NASDAQ. In this review, the Board considered transactions and relationships between each director, and any member of his or her immediate family and of the Company or the Bank and between certain entities in which any director or any immediately family member has certain interest, on the one hand and the Company or the Bank, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules.
         As a result of the review, the Board affirmatively determined that all of the directors are independent of the Company, the Bank and under the NASDAQ rules with the exception of President Daigneault.
Page 79
About the Board of Directors and Its Committees

      As of March 1, 2004, First National Lincoln Corporation had a Board comprised of ten directors. During 2003 there were 12 regular Board meetings, one special Board meeting and one Annual Meeting. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members in 2003, and the aggregate attendance at Board and Committee meetings by all members of the Board of Directors in 2003 was in excess of 90%. All Directors are expected to attend the Annual Meeting of Shareholders, and all Directors were in attendance at the 2003 Annual Meeting.
      There are three standing committees of the Company's Board of Directors:
Audit, Options and Nominating.
      Audit Committee. The members of the Company's Audit Committee are
David B. Soule, Jr., Chairman, Dana L. Dow, Robert B. Gregory and Randy A. Nelson. This committee met four times during 2003. The Company's Audit
Committee receives and reviews reports on examinations and accounting audits of the Company, and works to ensure the adequacy of operating practices, procedures and controls. The Company's Board of Directors has adopted a written charter for the Company's Audit Committee.
      Nominating Committee. The members of the Company's Nominating Committee consisted of Malcolm E. Blanchard, Chair, Robert B. Gregory, Carl S. Poole, Jr., and Stuart G. Smith. This committee met three times during 2003. The Company's Nominating Committee is responsible for the nomination of Board of Director members, establishing the tenure and the retirement policies for members of the Board of Directors and reviewing the Board of Directors' overall effectiveness. Each of the members of the Nominating Committee is independent as defined under the listing standards of the NASDAQ stock market.
      Options Committee. The members of the Company's Options Committee consisted of Malcolm E. Blanchard, Chair, Robert B. Gregory, Carl S. Poole, Jr., and Stuart G. Smith. This committee met one time during 2003. The Company's Options Committee is responsible for administering the 1995 Stock Option Plan which provides for grants of incentive stock options to purchase Company common stock.
      Compensation Committee. The Company's Compensation Committee is a standing committee of the Bank's Board of Directors since all executive compensation is paid by the Bank. The Committee consisted of Malcolm E. Blanchard, Chair,
Robert B. Gregory, Carl S. Poole, Jr., and Stuart G. Smith. This committee met one time during 2003. None of the members of this committee served on a similar committee for any other company. The function of this committee is to establish the compensation of the Chief Executive Officer and to review the compensation of other senior executive officers.
      In addition to the Compensation Committee, there are five other standing committees of the Bank's Board of Directors: Executive, Audit, Asset/Liability, Trust, and Directors' Loan. Certain members of management also serve on some committees of the Bank.














Page 80
Executive Officers

Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices and periods served as an Executive Officer of the Company or the Bank:

-------------------------------------------------------------------------------
Name & Age (1)         Office & Position                          Period Served
-------------------------------------------------------------------------------
Daniel R. Daigneault   President & Chief Executive Officer         1994 to date
51                     of the Company and of the Bank
F. Stephen Ward        Treasurer & Chief Financial Officer         1993 to date
50                     of the Company; Senior Vice President and
                       Chief Financial Officer of the Bank;
                       Principal of Pemaquid Advisors
Charles A. Wootton     Clerk of the Company, Senior Vice President 2000 to date
47                     Banking Services Officer and Senior Loan
                       Officer of the Bank
Walter F. Vietze       Senior Vice President and Senior            1984 to date
62                     Operations Officer of the Bank
Michael T. Martin      Senior Vice President and Credit            1993 to date
48                     Administration Officer of the Bank
Richard M. Elder       Vice President, Retail Services             2002 to date
38
Susan A. Norton        Vice President, Human Resources and         2002 to date
43                     Compliance
William M. Hunter, II  Managing Principal, Pemaquid Advisors       2003 to date
53
R. Kraig Buthy         Controller                                  2003 to date
38
-------------------------------------------------------------------------------
(1) As of December 31, 2003

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



Page 81
Michael T. Martin has been employed by the Bank since 1993 and was promoted to Senior Vice President for Credit Administration in 2001. He was employed by Fleet Bank from 1980 to 1992 and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.

Richard M. Elder has served as Vice President, Retail Services since 2000. Mr. Elder previously served as Manager of the Bank's Boothbay Harbor branch and Senior Commercial Loan Officer. He has been employed by the Bank since 1993.

Susan A. Norton has been employed by the Bank since 1992 and was promoted to Vice President, Human Resources and Compliance in 2000. In 1995, Ms. Norton was the Assistant Compliance Officer and Education Officer. She also holds the position of CRA Officer as well as being the Compliance Officer for the Company.

William M. Hunter, II joined the Company in 2001 with the acquisition by Pemaquid Advisors of White Pine Asset Management. In 2002, Mr. Hunter was named as Chief Investment Officer and in 2003 he was promoted to Managing Principal of Pemaquid Advisors. Prior to joining the Company, Mr. Hunter was Executive Vice President in charge of KeyCorp's national trust business.

R. Kraig Buthy has been employed by the Bank as Controller since 2003. Prior to joining the Bank, Mr. Buthy was Controller at Sunday River Ski Resort in Bethel, Maine.

      There are no family relationships among any of the Executive Officers, nor are there any arrangements or understandings between any Executive Officer and any other person pursuant to which that Executive Officer has been or is to be elected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.
      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them in 2003.




















Page 82
Audit Committee Financial Expert

Pursuant to Section 407 of the Sarbanes-Oxley Act of 2002 and Item 306 of Regulation S-K promulgated by the Securities and Exchange Commission, First National Lincoln Corporation ("the Company") is required to disclose whether it has at least one "Financial Expert" serving on its Audit Committee, and if so, the name of the expert and whether the expert is independent of management. A company that does not have an Audit Committee Financial Expert must disclose this fact and explain why it has no such expert.

At the present time, the Company's Audit Committee does not have a member who meets the Securities and Exchange Commission's complete definition of a financial expert. It is the opinion of the Company's Board of Directors, however, that the Company addresses its audit functions with a depth of penetration and rigor that meets the intent of the requirements of the Sarbanes-Oxley Act for the following reasons:

* The Company is a one-bank holding company owning all of the capital stock in The First National Bank of Damariscotta ("the Bank"). All Directors of the Bank meet the requirements and qualifications imposed by the Office of the Comptroller of the Currency, the Bank's principal regulator which conducts regular supervisory examinations of the Bank. In addition to requiring knowledge of the banking industry and financial regulatory system, these qualifications require a "background, knowledge, and experience in business or another discipline to oversee the Bank."
* All members of the Audit Committees of the Bank and the Company are independent directors, as defined by the Securities and Exchange Commission and NASDAQ. Three of the members operate their own businesses and have knowledge of accounting for both their own businesses as well as for the Bank and the Company. The fourth member of the Committee has a PhD in Economics and is a Chaired Professor of Economics and Finance. The members of the Audit Committee have a combined experience of 37 years as directors of the Bank and the Company.
* Internal audit work of the Bank and the Company is outsourced to a professional firm which conducts all internal audits except for loan review, for which a second professional firm performs quality control loan review. Both firms provide detailed quarterly reports to the Audit Committee and the Director Loan Committees, respectively.
* The Bank is a highly regulated entity which undergoes regular and thorough examination by the Office of the Comptroller of the Currency, with additional oversight by the Federal Deposit Insurance Corporation. The Company is a "Financial Holding Company" as defined by the Federal Reserve Board and as such is regulated and regularly examined by the Federal Reserve Board.

The Company also continuously reviews, at its own initiative, the expertise of the members of its Board of Directors and its Audit Committee.














Page 83
ITEM 11. Executive Compensation

Executive Compensation

      The table below sets forth the cash compensation and certain other compensation paid to the President & Chief Executive Officer as well as the Treasurer & Chief Financial Officer, the Senior Vice President/Senior Loan Officer and the Senior Vice President/Senior Operations Officer during 2003, 2002 and 2001. No other Executive Officers of the Company received compensation in excess of $100,000 for the years ended December 31, 2003, 2002 and 2001.

-------------------------------------------------------------------------------
Name                               Annual                             Long-Term
and                             Compensation                       Compensation
Principal                -----------------------------             ------------
Position                  Year     Salary     Bonus(1)    Other(2)   # Options
-------------------------------------------------------------------------------
Daniel R. Daigneault      2003  $ 241,500     $ 44,678    $ 17,387          -0-
President and CEO         2002  $ 230,000     $ 49,960    $ 19,217          -0-
                          2001  $ 195,000     $ 48,750    $ 14,660          -0-
-------------------------------------------------------------------------------
F. Stephen Ward           2003  $ 131,250     $ 31,281    $ 13,728          -0-
Treasurer and CFO         2002  $ 125,000     $ 25,000    $ 11,283          -0-
                          2001  $ 115,000     $ 10,560    $ 11,972          -0-
-------------------------------------------------------------------------------
Charles A. Wootton        2003  $ 115,500     $ 28,868    $ 12,079          -0-
SVP and Senior Loan       2002  $ 110,000     $ 22,720    $ 11,800        5,000
Officer                   2001  $  80,000     $ 11,200    $ 10,000          -0-
-------------------------------------------------------------------------------
Walter F. Vietze          2003  $  86,500     $ 18,503    $  6,684          -0-
SVP and Senior            2002  $  83,000     $ 13,836    $  5,973          -0-
Operations Officer        2001  $  78,000     $ 10,920    $  5,396          -0-
-------------------------------------------------------------------------------
(1) Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year. (2) (a) Amounts shown include contributions paid by the Company to the respective accounts of the named Executive Officers in the 401(k) Plan. In 2003 the Company and the Bank contributed to the Bank's 401(k) Plan a matching amount for the salary deferred by Messrs. Daigneault, Ward, Wootton and Vietze equal to 3.0% of their respective earnings and a profit-sharing component of 2.5% for 2003 and 3.0% for 2002 and 2001, of their respective earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $200,000. These percentages were equivalent to the 401(k) Plan match and profit sharing contributions made for all eligible employees.
(b) This figure also recognizes the value to the officers of a Company-owned vehicle to Messrs. Daigneault, Ward and Wootton which were $5,665, $5,273 and $5,150 respectively for 2003. (c) Also included in 2003 is the economic value of split dollar life insurance benefits provided to Messrs. Daigneault, Ward and Vietze under the Life Insurance Endorsement Split Dollar Plan agreement for Bank Owned Life Insurance. This value was $722 for Mr. Daigneault, $466 for Mr. Ward and $490 for Mr. Vietze.








Page 84
Report of Compensation Committee on Executive Compensation

     The Compensation Committee consists of four outside members of the Board of Directors. This Committee has the responsibility for conducting the annual performance evaluation of the Chief Executive Officer. The Committee is also responsible for determining the compensation of the Chief Executive Officer and approving the compensation of the other senior executive officers. The Company is committed to providing competitive compensation packages to attract and retain quality high performance executives who can and do make major contributions to the Company's overall success. The compensation package generally includes base salary, cash bonuses, stock option grants and other benefits which the Committee may deem appropriate to remain competitive and reward the executive for high performance.

Base Salaries
      The amount of base compensation potentially payable to the Chief Executive Officer and other senior executive officers is determined by reviewing independent salary surveys of compensation of officers for similar financial institutions located primarily in the New England region. Base salaries are targeted at market levels taking into consideration the executive's level of responsibility, experience, knowledge, leadership and attainment of performance goals and objectives.

Annual Bonuses
      In 1994, the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The objective of the program is to align the performance of all employees with the Company's short term and long term objectives. In 2003, total cash payout under this Stakeholder Performance Compensation program was 18.50% of the participating employees' base salaries paid to all eligible employees.
      The performance compensation program's overall objective is to maximize the long-term viability of the Company and increase shareholder value. It addresses this by tying the bonus payout to multiple goals which include profitability, growth, productivity and loan quality. The guiding principle is to reach a balance of profitability, growth, productivity and loan quality which should collectively have a positive impact on maximizing long-term shareholder value. The Committee believes that this bonus program rewards current performance without sacrificing the achievement of long-term goals. Each year specific key performance indicators are chosen along with company wide financial performance trigger levels. In 2003 some of the indicators were: loan volume, deposit volume, nonperforming loan levels, non-interest income, net interest income and the efficiency ratio. Since its introduction in 1994 in the opinion of Management and this Committee, the program has been successful in meeting its objectives as measured by the Company's performance over this same period.
      In addition to this bonus program the Committee, with the consent of the Board of Directors, may also establish a discretionary bonus pool. From this available pool the CEO with the consent of this Committee may grant additional cash bonuses to selected employees in recognition of their outstanding performance during the year. The Chief Executive Officer has been excluded for eligibility under this discretionary bonus program since 2003. This Committee, however, may from time to time with the consent of the Board of Directors grant the Chief Executive Officer a cash bonus in addition to the formal Stakeholder Performance Compensation program.






Page 85
Compensation of Chief Executive Officer

      As previously noted, the amount of base salary potentially payable to the Chief Executive Officer was determined by reviewing independent salary surveys of CEOs of similar financial institutions located in New England. The Committee took into consideration the actual salaries paid to CEOs of these banks and the performance of the Company in comparison to the selected peer group.
      At the beginning of each year the Chief Executive Officer and the Board of Directors agree to a set of performance objectives for the Company as a whole and the CEO individually. Throughout the year the attainment of the performance objectives is carefully monitored and evaluated. These performance objectives are a combination of Company financial targets such as attainment of certain net income levels, return on equity levels, and increases in earnings per share. In addition, goals are set for asset growth as well as loan quality targets. Goals are also set for non-financial performance items such as implementation of strategic plan goals and compliance with regulatory matters.
      For the year ended December 31, 2002, the Company posted outstanding performance results with an 18.46% increase in net income and a Return on Average Equity of 16.34%. In addition to these strong financial performance results the Chief Executive Officer also did an excellent job at meeting all of his other performance objectives. Therefore, based on these results as well as the review of base salaries of CEOs of peer group companies, the Chief Executive Officer's base compensation for 2003 was set at $241,500, representing an $11,500 or 5.00% increase in base salary over the $230,000 base salary set for 2002. In addition to the above base salary, the Chief Executive Officer also earned a cash bonus of 18.50% under the Company's Stakeholder Performance Compensation program for all employees. This accounted for the $44,678 disclosed in the compensation table.

    2003 Compensation Committee Members:
    Malcolm E. Blanchard, Chair
    Robert B. Gregory
    Carl S. Poole, Jr.
    Stuart G. Smith

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      During 2003, Directors Gregory, Blanchard, Poole and Smith served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.











Page 86
Director Compensation

      In 2003, each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $550 for each meeting attended and $300 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $19,000. The Chairman of the Executive Committee also received a stipend of $4,500 in addition to meeting fees paid for meetings attended. In addition to the above referenced fees, each of the outside directors was reimbursed for 85% of the cost of his or her health insurance premiums. This reimbursement amount is equivalent to the average rate provided to employees of the Company. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees and health insurance premiums paid by the Bank to its Directors as a group totaled $168,000 in 2003, but no fees are paid to Directors of the Company. President Daigneault, who is the only director who is also an employee of the Company, receives no additional compensation for serving on the Board of Directors of the Company or the Bank.


Stock Option Plan

      In April 1995, the stockholders approved a Stock Option Plan. The purpose of the Stock Option Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company and to align their interest with those of the shareholders. The 1995 Stock Option Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee, which consists of four outside directors. During 2003, no stock options were granted under the 1995 Stock Option Plan. The following table sets forth the status of the Stock Option Plan as of December 31, 2003:

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
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Outstanding                                   Weighted average        Number of
unexercised options                             exercise price          options
-------------------------------------------------------------------------------
      Exercisable                                    $   10.11           73,700
      Non-exercisable                                    19.12           24,500
-------------------------------------------------------------------------------
                                                       $ 13.23           98,200
-------------------------------------------------------------------------------

     2003 Option Committee Members:
     Malcolm E. Blanchard, Chair
     Robert B. Gregory
     Carl S. Poole, Jr.
     Stuart G. Smith

Page 87
Long-Term Compensation

      Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executives and all other employees concerning grants of stock options during 2003:

-------------------------------------------------------------------------------
Option Grants During the Year Ended December 31, 2003
-------------------------------------------------------------------------------
                               % of                        Potential realizable
                 Number of  options                      value at assumed rates
                securities  granted  Exercise             of stock appreciation
                underlying       in     price                for option term(1)
                   options   fiscal       per  Expiration ---------------------
                   granted     year   Share(2)       Date         5%        10%
-------------------------------------------------------------------------------
Daniel R. Daigneault   -0-     0.0%   $   -0-           -   $    -0-   $    -0-
F. Stephen Ward        -0-     0.0%   $   -0-           -   $    -0-   $    -0-
Charles A. Wootton     -0-     0.0%   $   -0-           -   $    -0-   $    -0-
Walter F. Vietze       -0-     0.0%   $   -0-           -   $    -0-   $    -0-
All other employees    -0-     0.0%   $   -0-           -   $    -0-   $    -0-
-------------------------------------------------------------------------------
All                    -0-     0.0%   $   -0-           -   $    -0-   $    -0-
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





















Page 88
      The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2003:

-------------------------------------------------------------------------------
Aggregated Option Exercises in 2003 and December 31, 2003 Option Values
-------------------------------------------------------------------------------
                                          Number of
                                   securities underlying   Value of unexercised
                                     unexercised options       in-the-money
                       Shares            at year end        options at year end
                     acquired         ------------------  ---------------------
                           on    Value   Exer-  Unexer-       Exer-     Unexer-
                     exercise realized cisable  cisable     cisable     cisable
-------------------------------------------------------------------------------
Daniel R. Daigneault      -0- $    -0-  39,000    4,000  $ 1,634,000   $ 126,000

F. Stephen Ward           -0- $    -0-  11,500    1,500  $   434,000   $  45,000

Charles A. Wootton        -0- $    -0-   5,000   10,000  $   166,000   $ 276,000
Walter F. Vietze        4,000 $ 95,000  10,000    1,000  $   386,000   $  29,000
All other employees     2,600 $ 69,000   8,200    8,000  $   313,000   $ 192,000
-------------------------------------------------------------------------------
All optionees           6,600 $164,000  73,700   24,500  $ 2,933,000   $ 668,000
-------------------------------------------------------------------------------

Description of the Company's Benefit Plans

Overview
      The Company has reserved 160,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors' deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 2003, 119,014 shares had been issued pursuant to these plans, leaving 40,986 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date. All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.
      Shares issued under the employee stock purchase plan prior to September 11, 1998, were issued pursuant to exemptions from registration under Section 3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's common stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.









Page 89
401(K) Plan
      The Bank's 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of continuous service. Employees may contribute up to 50.0% of their compensation (not to exceed $12,000 if under age 50 and $14,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan, and in 2003 this contribution equaled 2.5% of each eligible employee's compensation. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.
      Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $104,000 in matching contributions and $113,000 in profit-sharing contributions to this plan in 2003. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 2003, 63,484 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.

Stock Purchase Plan
      The Bank instituted an employee and director stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 80,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2003, 55,530 shares of the Company's stock had been purchased pursuant to the plan.

Employee Benefits
      The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.

Supplemental Executive Retirement Plan
      The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating officers. The projected retirement benefit for Mr. Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The projected retirement benefit for Mr. Ward, assuming he remains employed by the Bank until normal retirement age of 65, is $61,127 per year, with such payments beginning in the year 2018. The projected retirement benefit for Mr. Vietze, assuming he remains employed by the Bank until normal retirement age of 65, is $39,235 per year, with such payments beginning in the year 2006. The expense for all participants in this supplemental plan was $135,000 in 2003, $112,000 in 2002 and $141,000 in 2001.
As of December 31, 2003 and 2002, the accrued liability of this plan was $709,000 and $591,000, respectively.

Page 90
Stock Option Plan
      On December 15, 1994, the Company's board of directors adopted a Stock Option Plan (the "Option Plan") for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company's shareholders at the 1995 Annual Meeting. Under the Option Plan, 200,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company for exercise of stock options granted to certain key employees of the Company and the Bank from time to time. The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to employees of the Company or the Bank.
      The Option Plan is administered by the Options Committee of the Company's board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company's outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.
       Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of ten years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee's lifetime. After an employee's death, options may be exercised by the employee's estate or heirs up to one year following the date of death. Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the Company's outstanding shares unless the exercise price is at least 110% of the underlying shares' fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which are first exercisable in any calendar year may generally not exceed $100,000.
      While generally no options may be exercisable before the second anniversary of the grant date, in the event of a change in control involving the Company all options (other than those held by officers or directors of the Company or the Bank for less than six months) shall become immediately exercisable. Also, an employee whose employment is terminated in connection with or within two years after such a change in control event shall be entitled to exercise all options for up to three months following the date of termination; provided that options held by officers or directors shall not be exercisable until six months after the grant date. Employees whose services are terminated, other than following a change in control as described above, shall thereupon forfeit any options held; provided, however, that following termination due to disability an employee shall be entitled to exercise options for up to one year (provided, further, that officers may exercise only with respect to options held for at least six months).



Page 91
      The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee's ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.
      In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.


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

[GRAPHIC OMITTED]

-------------------------------------------------------------------------------
                         1998      1999       2000      2001      2002     2003
-------------------------------------------------------------------------------
FNLC                   100.00     74.44      74.03    110.97    163.66   267.18
-------------------------------------------------------------------------------
NASD Bank              100.00     92.02     105.52    116.15    121.40   161.51
-------------------------------------------------------------------------------
S&P 500                100.00    120.84     109.93     96.90     75.48    97.14
-------------------------------------------------------------------------------














Page 92
ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors, Management and Principal Shareholders(1)

      The following table sets forth the number of shares of common stock of the Company beneficially owned as of February 17, 2004 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name.

Directors & Executive Officers
-------------------------------------------------------------------------------
Name                 Position                              Term Shares  Percent
Age(2)                                                  Expires  Owned    Owned
-------------------------------------------------------------------------------
Malcolm E. Blanchard Director of the Bank and the Company; 2004 27,361    1.12%
69                   Chairman, Executive Committee
Katherine M. Boyd    Director of the Bank and the Company; 2005 11,283        *
52                   Chairman, Trust Committee
Daniel R. Daigneault President, Chief Executive Officer    2006 78,890(3) 3.24%
51                   and Director of the Bank and the Company
Dana L. Dow          Director of the Bank and the Company  2006  1,795        *
52
Robert B. Gregory    Chairman of the Board of Directors of 2006 14,557        *
50                   the Bank and the Company
Randy A. Nelson      Director of the Bank and the Company  2004    325        *
51
Carl S. Poole, Jr.   Director of the Bank and the Company; 2005 91,834    3.77%
58                   Chairman, Asset/Liability Committee
Stuart G. Smith      Director of the Bank and the Company; 2004 30,163    1.24%
51                   Chairman, Directors' Loan Committee
David B. Soule, Jr.  Director of the Bank and the Company; 2005  5,889        *
58                   Chairman, Audit Committees of the
                     Bank and the Company
Bruce B. Tindal      Director of the Bank and the Company  2005  2,930        *
53
Walter F. Vietze     Senior Vice President - Senior         n/a 20,714(3)     *
62                   Operations Officer of the Bank.
F. Stephen Ward      Treasurer & Chief Financial Officer    n/a 27,542(3) 1.13%
50                   of the Company; Senior Vice President
                     and Chief Financial Officer of the Bank
Charles A. Wootton   Clerk of the Company; Senior Vice      n/a  5,089(3)     *
47                   President Banking Services Officer
                     and Senior Loan Officer of the Bank
-------------------------------------------------------------------------------
Total Ownership of all Directors and
Executive Officers as a group                                  332,592   13.66%
-------------------------------------------------------------------------------
Owners of 5%         Daniel P. & Edith I. Thompson             162,804    6.69%
or More              20 Pounds Road, New Harbor, ME 04545
-------------------------------------------------------------------------------
* Less than one percent of total outstanding shares



Page 93
 (1)For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director's qualifying shares owned by each person.
(2)As of December 31, 2003.
(3)Includes exercisable stock options.

















































Page 94
ITEM 13. Certain Relationships and Related Transactions

      The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met.
      The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2003 to the Company's Directors, Executive Officers and their associates, which to any one borrower exceeds $60,000, was $9,048,000, which constituted 2.27% of the Bank's total loans outstanding at that date.






































Page 95
ITEM 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed for professional services rendered by the principal accountant, Berry, Dunn, McNeil & Parker (BDMP), for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q for the years ended December 31, 2003 and 2002 were $54,462 and $48,340, respectively.

Audit-Related Fees
The aggregate fees billed for assurance and related services rendered by BDMP related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2003 and 2002 were $1,042 and $1,364, respectively. These services related to audit requirements under the Sarbanes Oxley Act of 2002 and implementation of internal control reporting under FDICIA.

Tax Fees
The aggregate fees billed for professional services rendered by BDMP for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 were $13,451 and $14,858, respectively. The nature of the services comprising the fees disclosed under this category are preparation of federal and state tax returns, review of estimated tax payments, review of compliance with information reporting requirements and tax planning.

All Other Fees
The aggregate fees billed for services provided by BDMP, other than the services reported in the paragraphs above, for the years ended December 31, 2003 and 2002 were $32,710 and $29,055, respectively. The nature of the services comprising the fees disclosed under this category are administration and recordkeeping for an employee benefit plan and an employee benefit plan audit.

In its audit charter, the Audit Committee sets forth its responsibility to pre-approve any audit or non-audit services to be performed by the independent auditors. The Audit Committee may, in its discretion, delegate to one or more of its members the authority to pre approve any audit or non-audit services to be performed by the independent auditors, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting.

None of the services described in each of the paragraphs above were provided under the de minimis exception set forth in Rule 2-01 (c)(7)(i)(C).

















Page 96
ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit 4.1 Articles of Incorporation and Bylaws, filed as Exhibit 3 to the Company's Registration Statement No. 2-96573.

Exhibit 14.1 Code of Ethics for Senior Financial Officers Under Section 406 of the Sarbanes Oxley Act of 2002

Exhibit 31.1 Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 Regarding the Annual Report on Form 10-K for the Year Ended December 31, 2003

Exhibit 31.2 Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 Regarding the Annual Report on Form 10-K for the Year Ended December 31, 2003

Exhibit 32.1 Certification of Chief Executive Officer Under Section 906 of The Sarbanes-Oxley Act of 2002 Regarding the Annual Report on Form 10-K for the Year Ended December 31, 2003

Exhibit 32.2 Certification of Chief Financial Officer Under Section 906 of The Sarbanes-Oxley Act of 2002 Regarding the Annual Report on Form 10-K for the Year Ended December 31, 2003


(b) Reports on Form 8-K Filed During the Fourth Quarter of 2003

The Company's press release announcing its third quarter earnings was filed on Form 8-K under item 5 on October 15, 2003.

The Company's press release announcing the retirement of Bruce A. Bartlett as a Director of the Company was filed under Item 5 on October 23, 2003.

The Company's press release announcing the fourth quarter 2003 dividend declaration was filed on Form 8-K under item 5 on December 18, 2003.













Page 97
SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

By   /s/Daniel R. Daigneault
Daniel R. Daigneault, President
March 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title and Date


/s/Daniel R. Daigneault     President and Director
Daniel R. Daigneault        (Principal Executive Officer)
                            March 11, 2004

/s/F Stephen Ward           Treasurer and Chief Financial Officer
F. Stephen Ward             (Principal Financial Officer,
                            Principal Accounting Officer)
                            March 11, 2004

/s/Robert B. Gregory        Director and Chairman of the Board
Robert B. Gregory           March 11, 2004

/s/Malcolm E. Blanchard     Director
Malcolm E. Blanchard        March 11, 2004

/s/Katherine M. Boyd        Director
Katherine M. Boyd           March 11, 2004

/s/Dana L. Dow              Director
Dana L. Dow                 March 11, 2004

/s/Randy A. Nelson          Director
Randy A. Nelson             March 11, 2004

/s/Carl S. Poole, Jr.       Director
Carl S. Poole, Jr.          March 11, 2004

/s/Stuart G. Smith          Director
Stuart G. Smith             March 11, 2004

/s/David B. Soule, Jr.      Director
David B. Soule, Jr.         March 11, 2004

/s/Bruce A. Tindal          Director
Bruce A. Tindal             March 11, 2004




Page 98