Form 10-Q
period 2004-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2004-05-10
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
          March 31, 2004                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 7, 2004
       Common Stock, Par One Cent                     7,308,676



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information (Unaudited)
                                                                       Page No.

     Item 1:

         Selected Financial Data ....................................         1

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           March 31, 2004, March 31, 2003 and December 31, 2003           3 - 4

         Consolidated Statements of Income - for the three months
           ended March 31, 2004 and March 31, 2003 ..................         5

         Consolidated Statements of Changes in Shareholders' Equity -
           for the three months ended March 31, 2004 and March 31, 2003   6 - 7

         Consolidated Statements of Cash Flows - for the three months
           ended March 31, 2004 and March 31, 2003 ..................     8 - 9

         Notes to Consolidated Financial Statements - for the three
     months ended March 31, 2004 and March 31, 2003               10 - 13

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   14 - 21

     Item 3: Quantitative and qualitative disclosures
             about market risk ......................................   22 - 24

     Item 4: Controls and Procedures ................................        25

PART II     Other Information

     Item 1: Legal Proceedings ......................................        26

     Item 2: Changes in Securities ..................................        27

     Item 3: Defaults Upon Senior Securities ........................        28

     Item 4: Submission of Matters to a Vote of Security Holders ....        29

     Item 5: Other Information ......................................        30

     Item 6: Exhibits and reports on Form 8-K .......................        31

Signatures ..........................................................        32






PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------
                                                   For the three months ended
Dollars in thousands,                                           March 31,
except for per share amounts                                2004         2003
------------------------------------------------------------------------------
Summary of Operations
Operating Income                                       $   8,224    $   8,091
Operating Expense                                          5,532        5,751
Net Interest Income                                        4,953        4,100
Provision for Loan Losses                                    240          225
Net Income                                                 1,924        1,679
------------------------------------------------------------------------------
Per Common Share Data (b)
Basic Earnings per Share                               $   0.264    $   0.231
Diluted Earnings per Share                                 0.258        0.226
Cash Dividends Declared                                    0.103        0.090
Book Value                                                  6.74         6.05
Market Value                                               16.00        11.32
------------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)                               16.14%       15.77%
Return on Average Assets (a)                                1.36%        1.36%
Average Equity to Average Assets                            8.43%        8.59%
Net Interest Margin Tax-Equivalent (a)                      3.87%        3.66%
Dividend Payout Ratio                                      39.24%       39.13%
Allowance for Loan Losses/Total Loans                       1.06%        1.10%
Non-Performing Loans to Total Loans                         0.40%        0.34%
Non-Performing Assets to Total Assets                       0.30%        0.25%
Efficiency Ratio ( c )                                     49.26%       49.42%
------------------------------------------------------------------------------
At Period End
Total Assets                                           $ 578,219    $ 504,088
Total Loans                                              415,460      346,095
Total Investment Securities                              138,069      128,667
Total Deposits                                           384,251      340,377
Total Shareholders' Equity                                49,352       43,952

------------------------------------------------------------------------------
(a)	Annualized using a 365-day basis
(b)	Adjusted for three-for-one stock split declared on April 27, 2004 to shareholders of record on May 12, 2004, payable June 1, 2004.
(c)	The Company uses the following formula in calculating its efficiency ratio
              Non-Interest Expense  -  Loss on Securities Sales
------------------------------------------------------------------------------
Tax-Equivalent Net Interest Income + Non-Interest Income - Gains on Securities

------------------------------------------------------------------------------





Page 1














INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2004 and 2003, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
May 7, 2004
















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)


------------------------------------------------------------------------------

(000 OMITTED except per share data         March 31,    March 31, December 31,
              and  number of shares)           2004         2003         2003
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $   9,236    $  10,146    $  17,087
Overnight funds sold                              -        3,800            -
                                            -------      -------      -------
     Cash and cash equivalents                9,236       13,946       17,087
                                            -------      -------      -------

Investments:
  Available for sale                         55,570       63,652       57,445
  Held to maturity (market values $84,455
     at 3/31/04, $66,771 at 3/31/03 and
     $80,820 at 12/31/03)                    82,499       65,015       79,244
Loans held for sale (fair value
  approximates cost)                            295        1,535          982
Loans                                       415,460      346,095      398,895
  Less: allowance for loan losses             4,392        3,809        4,200
                                            -------      -------      -------
     Net loans                              411,068      342,286      394,695
                                            -------      -------      -------
Accrued interest receivable                   3,147        3,051        2,743
Premises and equipment, net of
     accumulated depreciation                 8,948        7,657        9,007
Other real estate owned                          44           75           51
Other assets                                  7,412        6,871        7,558
                                            -------      -------      -------
        Total Assets                      $ 578,219    $ 504,088    $ 568,812
                                            =======      =======      =======
























Page 3
CONSOLIDATED BALANCE SHEETS CONTINUED

------------------------------------------------------------------------------
                                           March 31,    March 31, December 31,
                                               2004         2003         2003
------------------------------------------------------------------------------
Liabilities
Demand deposits                           $  26,581    $  23,501    $  28,874
NOW deposits                                 51,346       46,736       52,161
Money market deposits                        80,837       91,611       80,586
Savings deposits                             63,085       60,116       63,356
Certificates of deposit                      77,840       69,110       69,880
Certificates $100,000 and over               84,562       49,303       64,220
                                            -------      -------      -------
     Total deposits                         384,251      340,377      359,077
                                            -------      -------      -------
Borrowed funds                              139,515      115,151      157,822
Other liabilities                             5,101        4,608        4,195
                                            -------      -------      -------
     Total Liabilities                      528,867      460,136      521,094
                                            -------      -------      -------

Shareholders' Equity:
Common stock                                     74           74           74
Additional paid-in capital                    4,046        4,687        4,699
Retained earnings                            44,106       39,299       42,939
Net unrealized gains on securities
  Available for sale                          2,805        2,339        2,497
Treasury stock                               (1,679)      (2,447)      (2,491)
                                            -------      -------      -------
    Total Shareholders' Equity               49,352       43,952       47,718
                                            -------      -------      -------
       Total Liabilities
       and Shareholders' Equity           $ 578,219    $ 504,088    $ 568,812
                                            =======      =======      =======
-----------------------------------------------------------------------------
Share and per Share data have been adjusted to reflect the three-for-one stock split effective May 12, 2004
-------------------------------------------------------------------------------
Number of shares authorized           18,000,000     18,000,000    18,000,000
Number of shares issued                7,443,810      7,443,810     7,443,810
Number of shares outstanding           7,323,624      7,259,289     7,264,140
Book value per share                       $6.74          $6.05         $6.57
-----------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.













Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000s OMITTED except per share data       For the three months ended March 31,
 and number of shares)                                      2004         2003
------------------------------------------------------------------------------
Interest and dividend income:
     Interest and fees on loans                         $  5,553     $  5,265
     Interest on deposits with other banks                     3           43
     Interest and dividends on investments                 1,565        1,560
                                                           -----        -----
     Total interest and dividend income                    7,121        6,868
                                                           -----        -----
Interest expense:
     Interest on deposits                                  1,260        1,704
     Interest on borrowed funds                              908        1,064
                                                           -----        -----
     Total interest expense                                2,168        2,768
                                                           -----        -----
Net interest income                                        4,953        4,100
Provision for loan losses                                    240          225
                                                           -----        -----
     Net interest income after provision for loan losses   4,713        3,875
                                                           -----        -----
Non-interest income:
     Fiduciary income                                        214          189
     Service charges on deposit accounts                     271          267
     Mortgage origination and servicing income               165          292
     Other operating income                                  453          475
                                                           -----        -----
     Total non-interest income                             1,103        1,223
                                                           -----        -----
Non-interest expense:
     Salaries and employee benefits                        1,664        1,412
     Occupancy expense                                       213          192
     Furniture and equipment expense                         366          358
     Other                                                   881          796
                                                           -----        -----
     Total non-interest expense                            3,124        2,758
                                                           -----        -----
Income before income taxes                                 2,692        2,340
Applicable income taxes                                      768          661
                                                           -----        -----
NET INCOME                                             $   1,924    $   1,679
                                                           =====        =====
-----------------------------------------------------------------------------
Share and per share data have been adjusted to reflect the three-for-one stock split effective May 12, 2004.
-------------------------------------------------------------------------------
Earnings per common share:
  Basic earnings per share                                $0.264       $0.231
  Diluted earnings per share                              $0.258       $0.226
Cash dividends declared per share                         $0.103       $0.090
Weighted average number of shares
   outstanding                                         7,298,505    7,256,319
Incremental Shares                                       163,161      185,295
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.
Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

----------------------------------------------------------------------------------------------
Three months ended March 31, 2004
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gains                      Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2003            7,264,140  $74      $4,699    $42,939     $2,497         $(2,491)    $47,718
                 ---------  ---      ------    -------     ------         -------     -------
Net income               -    -           -      1,924          -               -       1,924
Net change in
  unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense
  of $159               -    -           -          -        308               -         308
                 ---------  ---      ------    -------     ------         -------     -------
Comprehensive
  income                 -    -           -      1,924        308               -       2,232
Cash dividends
  declared               -    -           -       (757)         -               -        (757)
Treasury stock
  purchases         (7,610)   -           -          -          -            (122)       (122)
Treasury stock
  sales             67,094    -        (653)         -          -             934         281
                 ---------  ---      ------    -------     ------         -------     -------
Balance
  at March 31,
  2004           7,323,624  $74      $4,046    $44,106     $2,805         $(1,679)    $49,352
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------

























Page 6
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED

----------------------------------------------------------------------------------------------
Three months ended March 31, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gains                      Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            7,244,079  $74      $4,687    $38,273     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      1,679          -               -       1,679
Net change in
  unrealized
  gain on
  securities
  available for
  sale, net of
  tax expense of
  $87                    -    -           -          -        169               -         169
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      1,679        169               -       1,848
Cash dividends
  declared               -    -           -       (653)         -               -        (653)
Treasury stock
  purchases         (6,600)   -           -          -          -             (73)        (73)
Treasury stock
  sales             21,810    -           -          -          -             135         135
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at March 31,
  2003           7,259,289  $74      $4,687    $39,299     $2,339         $(2,447)    $43,952
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

























Page 7
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
                                         For the three months ended March 31,
(000 omitted)                                             2004          2003
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $ 1,924       $ 1,679
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         258           249
      Provision for loan losses                            240           225
      Loans originated for resale                       (4,543)      (15,663)
      Proceeds from sales and transfers of loans         5,230        16,741
      Net gain on sale of other real estate owned            -           (24)
      Net increase in other assets and accrued interest   (201)         (508)
      Net increase in other liabilities                    747           712
      Net amortization of premiums on investments           72            11
                                                        ------        ------
        Net cash provided by operating activities        3,727         3,422
                                                        ------        ------
Cash flows from investing activities:
     Proceeds from maturities, payments and calls of
       securities available for sale                     2,326         1,019
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                15,282        12,662
     Proceeds from sales of other real estate owned          7           204
     Purchases of securities available for sale              -        (8,000)
     Purchases of securities to be held to maturity    (18,593)      (12,030)
     Net increase in loans                             (16,613)      (14,137)
     Capital expenditures                                 (287)          (73)
                                                        ------        ------
          Net cash used in investing activities        (17,878)      (20,355)
                                                        ------        ------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
         savings, money market and club accounts        (3,128)        9,165
     Net increase (decrease) in
         certificates of deposit                        28,302        (3,012)
     Advances on long-term borrowings                        -         5,000
     Repayment on long-term borrowings                  (6,000)            -
     Net decrease in short-term borrowings             (12,307)       (3,214)
     Payments to repurchase common stock                  (122)          (73)
     Proceeds from sale of treasury stock                  281           135
     Dividends paid                                       (726)         (628)
                                                        ------        ------
          Net cash provided by financing activities      6,300         7,373
                                                        ------        ------











Page 8
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

-------------------------------------------------------------------------------

                                                          2004          2003
-------------------------------------------------------------------------------

Net decrease in cash and
   cash equivalents                                     (7,851)       (9,560)
Cash and cash equivalents at beginning
   of period                                            17,087        23,506
                                                        ------        ------
 Cash and cash equivalents at end of
    period                                             $ 9,236       $13,946
                                                        ======        ======
-------------------------------------------------------------------------------


Interest paid                                          $ 2,495       $ 2,909
Income taxes paid                                            -             -
Non-cash transactions:
    Change in net unrealized gain on
        available for sale securities                      467           256
------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

































Page 9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First National Bank of Damariscotta (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2004 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


NOTE 2 - COMMON STOCK

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     A summary of the status of the Company's Stock Option Plan as of March 31, 2004, and changes during the three months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2003                  294,600                     $4.41
     Granted during the period                      -                         -
     Exercised during the period              (57,600)                     2.21
                                              -------                     -----
Balance at March 31, 2004                     237,000                     $4.95
                                              =======                     =====
-------------------------------------------------------------------------------


















Page 10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

-----------------------------------------------------------------------------
For the three months ended March 31, 2004
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,924
                                        -----
Basic EPS: Income available
 to common shareholders               $ 1,924       7,298,505        $ 0.264
Effect of dilutive securities:
 incentive stock options                              163,161
                                        -----       ---------          -----
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,924       7,461,666        $ 0.258
                                        =====       =========          =====
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the three months ended March 31, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,679
                                        -----
Basic EPS: Income available
 to common shareholders               $ 1,679       7,256,319        $ 0.231
Effect of dilutive securities:
 incentive stock options                              185,295
                                        -----       ---------          -----
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,679       7,441,614        $ 0.226
                                        =====       =========          =====
-----------------------------------------------------------------------------

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









Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

-----------------------------------------------------------------------------
                                        For the three months ended March 31,
Dollars in thousands                                   2004           2003
-----------------------------------------------------------------------------
Net income                                           $ 1,924         $ 1,679
Net unrealized gain on securities available
  for sale, net of deferred taxes of $159
  in 2004 and $87 in 2003                                308             169
                                                      -------          ------
Comprehensive income                                 $ 2,232         $ 1,848
                                                      =======          ======
-----------------------------------------------------------------------------

NOTE 5 - POST RETIREMENT BENEFIT PLANS

The Bank sponsors two post retirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides life insurance coverage to employees who retired prior to December 31, 2002. The Bank also provides health insurance for retired directors. None of these plans are pre-funded. The Bank elected to recognize the accumulated postretirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post retirement benefit cost over a 20-year period.
     In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan: a subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued. The following tables set forth the net periodic pension cost:

-------------------------------------------------------------------------------
For the three months ended March 31,                         2004         2003
-------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                                               $ 2          $ 1
   Interest cost                                                8            9
   Amortization of unrecognized transition obligation           7            7
   Amortization of prior service cost                           1           (1)
   Amortization of accumulated gains                            1            1
-------------------------------------------------------------------------------
Net periodic benefit cost                                     $19          $17
===============================================================================
Weighted average assumptions as of March 31:
Discount rate                                                 7.0%         7.0%
-------------------------------------------------------------------------------

Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The above discount rate assumption was used in determining both the accumulated benefit obligation and the net benefit cost. The measurement date for benefit obligations was as of year-end for both years presented. The estimated amount of benefits to be paid in 2004 is $45,000.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133 Implementation Issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133," requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured.
     In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments," in which the staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133. Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower.
     The staff indicated it would not object to a registrant's recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires.
     SAB No. 105 is not expected to have a material effect on the Company's consolidated financial statements and results of operations.
































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













Page 14
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


EARNINGS SUMMARY

Net income for the three months ended March 31, 2004 was $1,924,000, an increase of 14.6% over net income of $1,679,000 in the comparable period of 2003.
     The Company's increase in net income for the first three months of 2004 in comparison to 2003 was the result of a 20.8% increase in net interest income due to wider margins and growth in earning assets. While there was a decline in non-interest income due to decreased mortgage origination activity, at the same time the Company saw a controlled level of increase in operating expenses
     Fully diluted earnings per share for the first three months of 2004 were $0.258, a 14.2% increase over the $0.226 reported for the first three months of 2003.

NET INTEREST INCOME

Total interest income of $7,121,000 for the three months ended March 31, 2004 is a 3.7% increase from total interest income of $6,868,000 in the comparable period of 2003. While the low interest rate climate brought on by Federal Reserve Board actions resulted in lower asset yields, this was more than offset by increased interest income from strong growth in the level of earning assets. At the same time, total interest expense of $2,168,000 for the first three months of 2004 is a 21.7% decrease from total interest expense of $2,768,000 for the first three months of 2003. This was a direct result of the low interest rate climate brought on by Federal Reserve Board actions.
    The combination of lower interest rates and asset growth resulted in net interest income of $4,953,000 for the three months ended March 31, 2004, a 20.8% increase from the $4,100,000 reported for the same period in 2003.
    The Company's net interest margin on a tax-equivalent basis increased from 3.66% in the first three months of 2003 to 3.87% in the first three months of 2004. Tax-exempt interest income amounted to $652,000 and $427,000 for the three months ended March 31, 2004 and 2003, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

-------------------------------------------------------------------------------
                                          For the three months ended March 31,
(in thousands)                                              2004         2003
------------------------------------------------------------------------------
Net interest income as presented                         $ 4,953      $ 4,100
Effect of tax-exempt income                                  262          230
                                                           -----        -----
Net interest income, tax equivalent                      $ 5,215      $ 4,330
                                                           =====        =====
------------------------------------------------------------------------------








Page 15
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


PROVISION FOR LOAN LOSSES

A $240,000 provision to the allowance for loan losses was made during the first three months of 2004, a $15,000 increase from the $225,000 provision made for the same period of 2003. The slightly higher level of provision in 2004 compared to 2003 is in line with the Company's asset growth and is not indicative of a decline in overall asset quality.

NON-INTEREST INCOME

Non-interest income was $1,103,000 for the three months ended March 31, 2004, a decrease of 9.8% from the $1,223,000 reported for the first three months of 2003. The decrease in non-interest income was due primarily to a decline in mortgage origination and servicing income. While demand for residential mortgages remained strong in the first three months of 2004, much of new mortgage production was in variable-rate loans and the Bank opted to retain a significant amount in its portfolio given the opportunity to increase earning assets without taking on substantial interest rate risk.

NON-INTEREST EXPENSE

Non-interest expense of $3,124,000 for the three months ended March 31, 2004, is an increase of 13.3% over non-interest expense of $2,758,000 for the first three months of 2003. This increase has been primarily due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for supplies and professional fees.

INCOME TAXES

Income taxes on operating earnings increased to $768,000 for the first three months of 2004 from $661,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

























Page 16
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the three-month periods ended March 31, 2004 and 2003
--------------------------------------------------------------------------
                                       Three-Month Periods ended March 31,
Dollars in thousands                                  2004            2003
--------------------------------------------------------------------------
Cash and due from banks                          $  11,440       $   9,006
Overnight funds sold                                 1,393          17,496
Investments
 U.S. Treasury securities & government agencies     56,517          48,956
 Obligations of states & political subdivisions     32,648          26,448
 Other securities                                   42,981          44,192
                                                 ---------       ---------
Total investments                                  132,146         119,596
                                                 ---------       ---------
Loans held for sale                                    295           2,416
                                                 ---------       ---------
Loans
   Commercial                                      140,732         123,909
   Consumer                                         26,323          27,380
   State and municipal                               8,419          11,353
   Real estate                                     231,837         177,505
                                                 ---------       ---------
   Total loans                                     407,311         340,147
Allowance for loan losses                           (4,269)         (3,733)
                                                 ---------       ---------
   Net loans                                       403,042         336,414
                                                 ---------       ---------
Premises and equipment, net                          9,035           7,931
Other assets                                        10,139           9,645
                                                 ---------       ---------
   Total assets                                  $ 567,490       $ 502,504
                                                 =========       =========
Deposits
   Demand                                        $  26,848       $  23,792
   NOW                                              51,879          47,408
   Money market                                     80,608          87,165
   Savings                                          63,426          60,450
   Certificates of deposit                          74,756          70,559
   Certificates of deposit over $100,000            77,538          49,899
                                                 ---------       ---------
Total deposits                                     375,055         339,273
                                                 ---------       ---------
Borrowed funds                                     140,004         115,806
Other liabilities                                    4,616           4,247
                                                 ---------       ---------
   Total liabilities                               519,675         459,326
                                                 ---------       ---------
Common stock                                            74              74
Additional paid in capital                           4,687           4,687
Retained earnings                                   42,958          38,715
Unrealized gain on AFS                               2,497           2,170
Treasury stock                                      (2,401)         (2,468)
                                                 ---------       ---------
   Total capital                                    47,815          43,178
                                                 ---------       ---------
   Total liabilities and capital                 $ 567,490       $ 502,504
                                                 =========       =========
Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

INVESTMENTS

The Company's investment portfolio increased by $1.4 million or 1.0% between December 31, 2003, and March 31, 2004. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower yields. At March 31, 2004, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.8 million, which is in line with the interest rate climate seen in the first three months of 2004.

LOANS

Loans grew by $16.6 million or 4.2% during the first three months of 2004. The growth in commercial loans was $6.0 million or 4.4% and municipal loans decreased $0.4 million or 4.9%. The residential mortgage portfolio increased by $8.0 million or 4.6%, and home equity lines of credit grew $3.1 million or 6.0% year-to-date.
     Between March 31, 2003 and March 31, 2004, the loan portfolio increased $69.4 million or 20.0%, as a result of strong customer demand and orginiation.

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


Page 18
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


     The results of all analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of March 31, 2004. As of that date, the balance of $4,392,000 was 1.06% of total loans, compared to 1.05% at December 31, 2003 and 1.10% at March 31, 2003. Loans considered to be impaired according to SFAS 114/118 totalled $1,653,000 at March 31, 2004, compared to $1,537,000 at December 31, 2003. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2004, was $252,000 compared to $204,000 at December 31, 2003.

DEPOSITS

During the first three months of 2004, deposits increased by $25.2 million or 7.0% over December 31, 2003. Core deposits (demand, NOW, savings and money market accounts) decreased by $3.1 million or 1.4% in the first three months of 2004, which is in line with the regular seasonal pattern experienced in the first quarter. During the same period, certificates of deposit increased $28.3 million, primarily due to pricing strategies which resulted in attracting low-cost short-term time deposits.
     Between March 31, 2003, and March 31, 2004, deposits grew by 12.9%, or $43.9 million. Demand deposits grew $3.1 million, NOW accounts $4.6 million, savings $3.0 million, and money market accounts decreased $10.8 million, while certificates of deposit increased $44.0 million. The increase in certificates of deposit was primarily from wholesale and brokered CD's.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management strategies, and are increased as other sources of funding decrease, including core deposits and certificates of deposit. During the three months ended March 31, 2004, borrowed funds decreased by $18.3 million or 11.6% from December 31, 2003, as a result of the above-noted increase in deposits.
     Between March 31, 2003 and March 31, 2004, borrowed funds increased $24.4 million or 21.2% to fund the level of asset growth which exceeded the level of deposit growth.

SHAREHOLDERS' EQUITY

     Shareholders' equity as of March 31, 2004 was $49,352,000, compared to $47,718,000 as of December 31, 2003. The Company's strong earnings performance in the first three months of 2004 provided a significant addition to retained earnings. In addition, the net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, has increased by $308,000 since December 31, 2003.


Page 19
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


     On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     During 2003, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 10.0 cents per share. In 2004, a cash dividend of 10.3 cents per share was declared in the first quarter compared to
9.0 cents in the first quarter of 2003.
     Regulatory leverage capital ratios for the Company were 8.20% and 8.06% at March 31, 2003 and December 31, 2003, respectively. The Company had a tier one risk-based capital ratio of 11.88% and tier two risk-based capital ratio of 13.00% at March 31, 2004, compared to 11.82% and 12.92%, respectively, at December 31, 2003. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 360,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan. As of March 31, 2004, the Company had repurchased 115,044 shares under the 2002 repurchase plan - including 7,611 shares in the first quarter of 2004.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of March 31, 2004:

-------------------------------------------------------------------------------
                                     Less than        1-3       3-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 139,515     67,015     38,000     7,000      27,500
Operating leases                223         79        102        42           -
Certificates of deposit     162,402    115,953     40,885     5,564           -
                            -------    -------     ------    ------      ------
Total                     $ 302,140    183,047     78,987    12,606      27,500
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  83,981     83,981          -         -           -
-------------------------------------------------------------------------------







Page 20
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


LIQUIDITY MANAGEMENT

As of March 31, 2004 the Bank had primary sources of liquidity of $82.6 million and an additional $101.5 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At March 31, 2004, loans on non-accrual status totaled $1,653,000, which compares to non-accrual loans of $1,537,011 as of December 31, 2003. In addition to loans on non-accrual status at March 31, 2004, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $990,000, which compares to $378,000 as of December 31, 2003. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at March 31, 2004, was +4.3% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 22
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED


     A summary of the Bank's static gap, as of March 31, 2004, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  24,484       27,645       47,003       34,006
Loans held for sale                   1            8           78          208
Loans                           165,222       72,052      142,473       35,713
Other interest-earning assets     4,692            -            -            -
Non-rate-sensitive assets             -            -            -       23,119
                               --------     --------     --------     --------
Total assets                  $ 194,399       99,705      189,554       93,046
                               --------     --------     --------     --------
Interest-bearing deposits       122,057       76,719       46,449      112,445
Borrowed funds                   41,779       25,236       45,000       27,499
Non-rate-sensitive
   liabilities and equity           800        2,550       16,522       59,648
                               --------     --------     --------     --------
Total liabilities and equity  $ 164,636      104,505      107,971      199,592
                               --------     --------     --------     --------
Period gap                    $  29,763       (4,800)      81,583     (106,546)
                              =========     ========     ========     ========
Percent of total assets           5.16%        -0.83%       14.15%      -18.47%
Cumulative gap (current)      $  29,763       24,963      106,546            -
Percent of total assets           5.16%         4.33%       18.47%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would decrease by approximately 0.02% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 4.18% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.37% in a falling-rate scenario and decrease by 10.50% in a rising rate scenario when compared to the year-one base scenario.



Page 23
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED

     A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2004 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                 March 31, 2004
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             -0.02%
Projected change if rates increase by 2.0%             -4.18%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             +2.37%
Projected change if rates increase by 2.0%            -10.50%
-------------------------------------------------------------

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2004. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2004, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2004, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates may rise in the second half of 2004 and believes that the current level of interest rate risk is acceptable.

Page 24
Item 4: Controls and Procedures


As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.































Page 25
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 26
ITEM 2.     CHANGES IN SECURITIES


The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first three months of 2004, 2,772 shares were issued pursuant to this Plan, as presented in the following table:

-------------------------------------------
Month                      Number of Shares
-------------------------------------------
January 2004                        1,461
February 2004                         534
March 2004                            777
                                    ------
                                    2,772
                                    ======
-------------------------------------------









































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

None.

























































Page 29
ITEM 5:     Other Information


     None.
























































Page 30
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

14.1  CODE OF BUSINESS CONDUCT AND ETHICS
      UNDER SECTION 406 OF THE SARBANES-OXLEY ACT OF 2002

31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PERSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PERSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PERSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PERSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



B.     REPORTS ON FORM 8-K

The Company's press release announcing the fourth quarter and year end 2003 earnings was filed on Form 8-K under item 5 on January 22, 2004.

The Company's press release announcing the first quarter 2004 dividend declaration was filed on Form 8-K under item 5 on March 15, 2004.

The Company's press release announcing the appointment of Randy A. Nelson to the Board of Directors was filed on Form 8-K under item 5 on March 15, 2004.



























Page 31
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



May 10, 2004                             /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



May 10, 2004                             /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 32