Form 10-Q
period 2004-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2004-08-09
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
          June 30, 2004                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at August 5, 2004
       Common Stock, Par One Cent                      7,347,743



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information
                                                                       Page No.

         Selected Financial Data ....................................         1

     Item 1: Financial Statements (Unaudited)

         Independent Accountants' Review Report .....................         2

         Financial Statements

         Consolidated Balance Sheets -
           June 30, 2004, June 30, 2003 and December 31, 2003             3 - 4

         Consolidated Statements of Income - for the six months
           ended June 30, 2004 and June 30, 2003 ....................         5

         Consolidated Statements of Income - for the three months
           ended June 30, 2004 and June 30, 2003 ....................         6

         Consolidated Statements of Changes in Shareholders' Equity -
           for the six months ended June 30, 2004 and June 30, 2003       7 - 8

         Consolidated Statements of Cash Flows - for the six months
           ended June 30, 2004 and June 30, 2003 ....................    9 - 10

   Notes to Consolidated Financial Statements .................         11 - 15

     Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   16 - 25

     Item 3: Quantitative and qualitative disclosures
             about market risk ......................................   26 - 28

     Item 4: Controls and Procedures ................................        29

PART II     Other Information

     Item 1: Legal Proceedings ......................................        30

     Item 2: Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities ..................        31

     Item 3: Defaults Upon Senior Securities ........................        32

     Item 4: Submission of Matters to a Vote of Security Holders ....        33

     Item 5: Other Information ......................................        34

     Item 6: Exhibits and reports on Form 8-K .......................        35

Signatures ..........................................................        36

Exhibits   ..........................................................   37 - 40

PART I. FINANCIAL INFORMATION


FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

-----------------------------------------------------------------------------
                                     For the six months     For the quarters
Dollars in thousands,                     ended June 30,       ended June 30,
except for per share amounts           2004        2003      2004        2003
-----------------------------------------------------------------------------
Summary of Operations
Operating Income                    $16,760     $16,105     $8,537     $8,014
Operating Expense                    11,190      11,373      5,660      5,622
Net Interest Income                  10,185       8,264      5,233      4,164
Provision for Loan Losses               480         450        240        225
Net Income                            3,981       3,408      2,056      1,729
-----------------------------------------------------------------------------
Per Common Share Data(b)
Basic Earnings per Share              $0.54       $0.47      $0.28      $0.24
Diluted Earnings per Share             0.53        0.46       0.28       0.23
Cash Dividends Declared                0.21        0.18       0.11       0.09
Book Value                             6.74        6.28       6.74       6.28
Market Value                          19.50       13.06      19.50      13.06
-----------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)          16.37%      15.68%     16.58%     15.60%
Return on Average Assets (a)           1.39%       1.35%      1.41%      1.35%
Average Equity to Average Assets       8.47%       8.63%      8.51%      8.67%
Net Interest Margin Tax-Equivalent (a) 3.92%       3.65%      3.97%      3.63%
Dividend Payout Ratio                 39.51%      39.01%     39.29%     39.44%
Allowance for Loan
  Losses to Total Loans                1.03%       1.08%      1.03%      1.08%
Non-Performing Loans
  to Total Loans                       0.35%       0.30%      0.35%      0.30%
Non-Performing Assets
  to Total Assets                      0.27%       0.23%      0.27%      0.23%
Efficiency Ratio (c)                  48.91%      49.06%     48.60%     48.70%
-----------------------------------------------------------------------------
At Period End
Total Assets                        613,972     531,127     613,972   531,127
Total Loans                         443,433     367,915     443,433   367,915
Total Investment Securities         141,301     128,291     141,301   128,291
Total Deposits                      386,573     359,010     386,573   359,010
Total Shareholders' Equity           49,515      45,602      49,515    45,602
-----------------------------------------------------------------------------

(a) Annualized using a 365-day basis
(b) Adjusted for a three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.
(c) The Company uses the following formula in calculating its efficiency ratio:

              Non-Interest Expense  -  Loss on Securities Sales
------------------------------------------------------------------------------
Tax-Equivalent Net Interest Income + Non-Interest Income - Gains on Securities

------------------------------------------------------------------------------



Page 1
ITEM 1. FINANCIAL STATEMENTS













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2004 and 2003, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


Berry, Dunn, McNeil & Parker

Portland, Maine
August 4, 2004















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)


------------------------------------------------------------------------------
(000 OMITTED except per share data          June 30,     June 30, December 31,
and number of shares)                          2004         2003         2003
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $  13,777    $  12,973    $  17,087
Overnight funds sold                              -        6,100            -
                                            -------      -------      -------
     Cash and cash equivalents               13,777       19,073       17,087
                                            -------      -------      -------

Investments:
  Available for sale at market value         53,642       64,339       57,445
  Held to maturity at cost
     (market values $87,248 at 6/30/04,
     $66,204 at 6/30/03 and
     $80,820 at 12/31/03)                    87,659       63,952       79,244
Loans held for sale
  (fair value approximates cost)                  -        1,162          982
Loans                                       443,433      367,915      398,895
Less: allowance for loan losses               4,580        3,987        4,200
                                            -------      -------      -------
     Net loans                              438,853      363,928      394,695
                                            -------      -------      -------
Accrued interest receivable                   3,055        2,922        2,743
Premises and equipment at cost,
  net of accumulated depreciation             8,843        7,659        9,007
Other real estate owned                          44           75           51
Other assets                                  8,099        8,017        7,558
                                            -------      -------      -------
        Total Assets                      $ 613,972    $ 531,127    $ 568,812
                                            =======      =======      =======
























Page 3
CONSOLIDATED BALANCE SHEETS CONTINUED

-------------------------------------------------------------------------------
                                            June 30,     June 30,  December 31,
                                               2004         2003          2003
-------------------------------------------------------------------------------
Liabilities
Demand deposits                           $  27,504      $ 27,035    $  28,874
NOW deposits                                 55,938        49,985       52,161
Money market deposits                        78,233        86,566       80,586
Savings deposits                             65,336        64,735       63,356
Certificates of deposit                      76,170        69,867       69,880
Certificates $100,000 and over               83,392        60,822       64,220
                                            -------       -------      -------
     Total deposits                         386,573       359,010      359,077
                                            -------       -------      -------
Borrowed funds                              173,661       121,933      157,822
Other liabilities                             4,223         4,582        4,195
                                            -------       -------      -------
     Total Liabilities                      564,457       485,525      521,094
                                            -------       -------      -------

Shareholders' Equity
Common stock                                     74            74           74
Additional paid-in capital                    3,721         4,638        4,650
Retained earnings                            44,006        40,399       42,988
Net unrealized gain on
  securities available for sale               1,714         2,919        2,497
Treasury stock                                    -        (2,428)     (2,491)
                                            -------       -------      -------
    Total Shareholders' Equity               49,515        45,602       47,718
                                            -------       -------      -------
       Total Liabilities
       & Shareholders' Equity             $ 613,972     $ 531,127    $ 568,812
                                            =======       =======      =======
-------------------------------------------------------------------------------
Number of shares authorized              18,000,000    18,000,000   18,000,000
Number of shares issued                   7,342,690     7,443,810    7,443,810
Number of shares outstanding              7,342,690     7,266,255    7,264,140
Book value per share                          $6.74         $6.28        $6.57
-------------------------------------------------------------------------------
Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.
-------------------------------------------------------------------------------

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.












Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000 OMITTED except per share data           For the six months ended June 30,
and number of shares)                                       2004         2003
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                         $ 11,298     $ 10,591
     Interest on deposits with other banks                     3           48
     Interest and dividends on investments                 3,237        3,033
                                                        --------     --------
     Total interest and dividend income                   14,538       13,672
                                                        --------     --------
Interest expense
     Interest on deposits                                  2,526        3,282
     Interest on borrowed funds                            1,827        2,126
                                                        --------     --------
     Total interest expense                                4,353        5,408
                                                        --------     --------
Net interest income                                       10,185        8,264
Provision for loan losses                                    480          450
                                                        --------     --------
    Net interest income after provision for loan losses    9,705        7,814
                                                        --------     --------
Non-interest income:
     Fiduciary income                                        430          374
     Service charges on deposit accounts                     580          565
     Mortgage origination and servicing income               250          490
     Other operating income                                  962        1,004
                                                        --------     --------
     Total other operating income                          2,222        2,433
                                                        --------     --------
Non-interest expense:
     Salaries and employee benefits                        3,303        2,831
     Occupancy expense                                       428          393
     Furniture and equipment expense                         754          701
     Other                                                 1,872        1,590
                                                        --------     --------
     Total other operating expenses                        6,357        5,515
                                                        --------     --------
Income before income taxes                                 5,570        4,732
Applicable income taxes                                    1,589        1,324
                                                        --------     --------
NET INCOME                                              $  3,981     $  3,408
                                                        ========     ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                              $0.54        $0.47
     Diluted earnings per share                            $0.53        $0.46
Cash dividends declared per share                          $0.21        $0.18
Weighted average number of shares outstanding          7,310,150    7,260,078
Incremental shares                                       147,768      185,370
Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000 OMITTED except per share data             For the quarters ended June 30,
and number of shares)                                       2004         2003
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                         $  5,745     $  5,326
     Interest on deposits with other banks                     -            5
     Interest and dividends on investments                 1,672        1,473
                                                        --------     --------
     Total interest and dividend income                    7,417        6,804
                                                        --------     --------
Interest expense
     Interest on deposits                                  1,265        1,578
     Interest on borrowed funds                              919        1,062
                                                        --------     --------
     Total interest expense                                2,184        2,640
                                                        --------     --------
Net interest income                                        5,233        4,164
Provision for loan losses                                    240          225
                                                        --------     --------
    Net interest income after provision for loan losses    4,993        3,939
                                                        --------     --------
Non-interest income:
     Fiduciary income                                        216          185
     Service charges on deposit accounts                     310          298
     Mortgage origination and servicing income                85          198
     Other operating income                                  509          529
                                                        --------     --------
     Total other operating income                          1,120        1,210
                                                        --------     --------
Non-interest expense:
     Salaries and employee benefits                        1,640        1,419
     Occupancy expense                                       216          201
     Furniture and equipment expense                         389          343
     Other                                                   991          794
                                                        --------     --------
     Total other operating expenses                        3,236        2,757
                                                        --------     --------
Income before income taxes                                 2,877        2,392
Applicable income taxes                                      821          663
                                                        --------     --------
NET INCOME                                              $  2,056     $  1,729
                                                        ========     ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                              $0.28        $0.24
     Diluted earnings per share                            $0.28        $0.23
Cash dividends declared per share                          $0.11        $0.09
Weighted average number of shares outstanding          7,320,965    7,263,795
Incremental shares                                       151,025      189,507
Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.
-----------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.

Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

----------------------------------------------------------------------------------------------
For the six months ended June 30, 2004
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2003            7,264,140  $74      $4,650    $42,988     $2,497         $(2,491)    $47,718
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      3,981          -               -       3,981
Net unrealized
  gain (loss) on
  securities
  available for
  sale, net of
  tax benefit
  of $403                -    -           -          -       (783)               -       (783)
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      3,981       (783)              -       3,198
Cash dividends
  declared               -    -           -     (1,567)         -               -      (1,567)
Treasury stock
  purchases        (24,345)   -           -          -          -            (404)       (404)
Treasury stock
  sales            102,895    -        (877)         -          -           1,447         570
Retirement of
  treasury
   stock                -     -         (52)    (1,396)         -           1,448           -
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at June 30,
  2004           7,342,690  $74      $3,721    $44,006     $1,714         $     -     $49,515
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.






















Page 7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED


---------------------------------------------------------------------------------------------
For the six months ended June 30, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            7,244,079  $74      $4,638    $38,322     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      3,408          -               -       3,408
Net unrealized
  gain on
  securities
  available for
  sale, net of
  taxes of
  $386                   -    -           -          -        749               -         749
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      3,408        749               -       4,157
Cash dividends
  declared               -    -           -     (1,331)         -               -      (1,331)
Treasury stock
  purchases        (15,042)   -           -          -          -            (170)       (170)
Treasury stock
  sales             37,218    -           -          -          -             251         251
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at June 30,
  2003           7,266,255  $74      $4,638    $40,399     $2,919         $(2,428)    $45,602
                 =========  ===      ======    =======     ======         =======     =======
----------------------------------------------------------------------------------------------
Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.

See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.























Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
                                            For the six months ended June 30,
(000 omitted)                                             2004          2003
-------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 3,981         $ 3,408
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         522             498
      Provision for loan losses                            480             450
      Loans originated for resale                       (8,372)        (32,742)
      Proceeds from sales and transfers of loans         9,354          34,193
      Net gain on sale of other real estate owned            -             (24)
      Net increase in other assets and accrued interest   (515)         (1,525)
      Net increase in other liabilities                    431             362
      Net amortization (accretion) of
        premiums (discounts) on investments                 94              81
                                                        ------          ------
        Net cash provided by operating activities        5,975           4,701
                                                        ------          ------
Cash flows from investing activities
     Proceeds from maturities, payments and calls of
       securities available for sale                     3,415           8,526
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                26,863          21,567
     Proceeds from sales of other real estate owned          7             204
     Purchases of securities available for sale           (823)        (15,311)
     Purchases of securities to be held to maturity    (35,347)        (19,946)
     Net increase in loans                             (44,638)        (36,004)
     Capital expenditures                                 (780)           (324)
                                                        ------          ------
          Net cash used in investing activities        (51,303)        (41,288)
                                                        ------          ------
Cash flows from financing activities
     Net increase in demand deposits, savings,
         money market and club accounts                  2,034          15,522
     Net increase in
         certificates of deposit                        25,462           9,264
     Advances on long-term borrowings                    8,216          25,000
     Repayment on long-term borrowings                 (16,000)        (12,000)
     Net increase (decrease) in short-term borrowings   23,623          (4,432)
     Payment to repurchase common stock                   (404)           (170)
     Proceeds from sale of treasury stock                  570             251
     Dividends paid                                     (1,483)         (1,281)
                                                        ------          ------
          Net cash provided by financing activities     42,018          32,154
                                                        ------          ------










Page 9
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

-------------------------------------------------------------------------------
                                            For the six months ended June 30,
                                                          2004          2003
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (3,310)         (4,433)
Cash and cash equivalents at beginning of period        17,087          23,506
                                                        ------          ------
 Cash and cash equivalents at end of period            $13,777         $19,073
                                                        ======          ======
-------------------------------------------------------------------------------
Interest paid                                          $ 4,314         $ 5,501
Income taxes paid                                        1,607           1,139
Non-cash transactions
    Change in net unrealized gain on
        available for sale securities                   (1,186)          1,135
-------------------------------------------------------------------------------
See Independent Accountants' Review Report. The accompanying notes are an integral part of these consolidated financial statements.







































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


NOTE 2 - COMMON STOCK

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     A summary of the status of the Company's Stock Option Plan as of June 30, 2004, and changes during the six months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2003                  294,600                     $4.41
     Granted during the period                      0                         0
     Exercised during the period              (86,100)                     3.41
     Forfeited during the period               (3,000)                     6.17
                                              -------                    ------
Balance at June 30, 2004                      205,500                     $4.81
                                              =======                    ======
-------------------------------------------------------------------------------
















Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2004 and 2003:

-----------------------------------------------------------------------------
For the six months ended June 30, 2004
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 3,981
                                      -------
Basic EPS: Income available
 to common shareholders               $ 3,981       7,310,150         $ 0.54
Effect of dilutive securities:
 incentive stock options                              147,768
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 3,981       7,457,918         $ 0.53
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the six months ended June 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 3,408
                                      -------
Basic EPS: Income available
 to common shareholders               $ 3,408       7,260,078         $ 0.47
Effect of dilutive securities:
 incentive stock options                              185,370
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 3,408       7,445,448         $ 0.46
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









Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2004 and 2003:

-----------------------------------------------------------------------------
For the three months ended June 30, 2004
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 2,056
                                      -------
Basic EPS: Income available
 to common shareholders               $ 2,056       7,320,965         $ 0.28
Effect of dilutive securities:
 incentive stock options                              151,025
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 2,056       7,471,990         $ 0.28
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the three months ended June 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 1,729
                                      -------
Basic EPS: Income available
 to common shareholders               $ 1,729       7,263,795         $ 0.24
Effect of dilutive securities:
 incentive stock options                              189,507
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 1,729       7,453,302         $ 0.23
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










Page 13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income for the six months ended June 30, 2004 and 2003 is as follows:

-----------------------------------------------------------------------------
                                            For the six months ended June 30,
Dollars in thousands                                       2004       2003
-----------------------------------------------------------------------------
Net income                                                $ 3,981    $ 3,408
Net unrealized gain (loss) on securities available
  for sale, net of deferred tax benefit of $403
  in 2004 and deferred taxes of $386 in 2003                (783)       749
                                                           -------     ------
Comprehensive income                                      $ 3,198    $ 4,157
                                                           =======     ======
-----------------------------------------------------------------------------

NOTE 5 - TREASURY STOCK

A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued", effectively eliminating a corporation's ability to hold treasury stock.
     In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004. The 101,120 shares so retired are available for reissuance as authorized, but unissued shares.

NOTE 6 - POST RETIREMENT BENEFIT PLANS

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








Page 14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------
                                       For the six months  For the three months
                                          ended June 30,       ended June 30,
In thousands of dollars                    2004   2003          2004   2003
-------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                             $ 4    $ 2          $ 2     $ 1
   Interest cost                             16     18            8       9
   Amortization of unrecognized
       transition obligation                 14     14            7       7
   Amortization of prior service cost         2     (2)           1      (1)
   Amortization of accumulated gains          2      2            1       1
                                            ---    ---           ---    ---
Net periodic benefit cost                   $38    $34           $19    $17
                                            ===    ===           ===    ===
-------------------------------------------------------------------------------

     A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net benefit cost. The measurement date for benefit obligations was as of year-end for both years presented. The estimated amount of related benefit expense in 2004 is $76,000.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2. The FSP supersedes FSP No. 106-1, which was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.
     FSP No. 106-2 applies only to sponsors of single-employer plans for which
(1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and
(2) the expected amount of the subsidy will offset or reduce the employer-sponsor's share of the plan's prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004. Management has not determined the effect of FSP 106-2 on the Company's Consolidated Financial Statements.


















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













Page 16
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


EXECUTIVE SUMMARY

Net income for the six months ended June 30, 2004 was $3,981,000 an increase of 16.8% over net income of $3,408,000 in the comparable period of 2003. The Company's increase in net income for the first six months of 2004 in comparison to 2003 was the result of a 23.2% increase in net interest income due to wider margins and growth in earning assets. In addition to a decline in non-interest income due to decreased mortgage origination activity, the Company saw a controlled level of increase in operating expenses in line with growth in revenues. Fully diluted earnings per share for the first six months of 2004 were $0.53, a 15.2% increase over the $0.46 reported for the first six months of 2003.
     Net income for the three months ended June 30, 2004 was $2,056,000, an increase of 18.9% over net income of $1,729,000 in the comparable period of 2003. The Company's increase in net income for the three months ended June 30, 2004 in comparison to 2003 was the result of a 25.7% increase in net interest income due to wider margins and growth in earning assets. In addition to a decline in non-interest income due to decreased mortgage origination activity, the Company saw a controlled level of increase in operating expenses in line with growth in revenues. Fully diluted earnings per share for the three months ended June 30, 2004 were $0.28, a 21.7% increase over the $0.23 reported for the second quarter of 2003.

NET INTEREST INCOME

Total interest income of $14,538,000 for the six months ended June 30, 2004 is a 6.3% increase from total interest income of $13,672,000 in the comparable period of 2003. While the low interest rate climate resulted in lower asset yields, this was more than offset by increased interest income from strong growth in the level of earning assets and lower liability costs. Total interest expense of $4,353,000 for the first six months of 2004 is a 19.5% decrease from total interest expense of $5,408,000 for the first six months of 2003. This was a direct result of the low interest rate climate.
    The combination of lower interest rates and asset growth resulted in net interest income of $10,185,000 for the six months ended June 30, 2004, a 23.2% increase from the $8,264,000 reported for the same period in 2003.
    The Company's net interest margin on a tax-equivalent basis increased from 3.65% in the first six months of 2003 to 3.92% in the first six months of 2004. Tax-exempt interest income amounted to $1,008,000 and $909,000 for the six months ended June 30, 2004 and 2003, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
    Total interest income of $7,417,000 for the three months ended June 30, 2004 is a 9.0% increase from total interest income of $6,804,000 in the comparable period of 2003. While the low interest rate climate resulted in lower asset yields, this was more than offset by increased interest income from strong gowth in the level of earning assets and lower lisability costs. At the same time, total interest expense of $2,184,000 for the three months ended June 30, 2004 is a 17.3% decrease from total interest expense of $2,640,000 for the second quarter of 2003. This was a direct result of the low interest rate climate brought on by Federal Reserve Board actions.




Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

    The combination of a wider net interest margin and asset growth resulted in net interest income of $5,233,000 for the three months ended June 30, 2004, a 25.7% increase from the $4,164,000 reported for the same period in 2003.
    The Company's net interest margin on a tax-equivalent basis increased from 3.63% in the three months ended June 30, 2003 to 3.97% for the three months ended June 30, 2004. Tax-exempt interest income amounted to $521,000 and $482,000 for the three months ended June 30, 2004 and 2003, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

------------------------------------------------------------------------------
                                     For the six months   For the three months
                                         ended June 30,        ended June 30,
(in thousands)                          2004       2003      2004         2003
------------------------------------------------------------------------------
Net interest income as presented     $10,185    $ 8,264    $ 5,233     $ 4,164
Effect of tax-exempt income              543        490        281         259
                                       -----      -----     -----        -----
Net interest income, tax equivalent  $10,728    $ 8,754    $ 5,514     $ 4,423
                                       =====      =====     =====        =====
------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

A $480,000 provision to the allowance for loan losses was made during the first six months of 2004, a $30,000 increase from the $450,000 provision made for the same period of 2003. The slightly higher level of provision in 2004 compared to 2003 is in line with the Company's loan growth and is not indicative of a decline in overall asset quality.

NON-INTEREST INCOME

Non-interest income was $2,222,000 for the six months ended June 30, 2004, a decrease of 8.7% from the $2,433,000 reported for the first six months of 2003. The decrease in non-interest income was due primarily to a decline in income related to mortgage sales. While demand for residential mortgages remained strong in the first six months of 2004, much of new mortgage production was in variable-rate loans and the Bank opted to retain a significant amount in its portfolio given the opportunity to increase earning assets without taking on substantial interest rate risk.

Non-interest income was $1,120,000 for the three months ended June 30, 2004, a decrease of 7.4% from the $1,210,000 reported for the same period in 2003. The decrease in non-interest income was due primarily to a decline in income related to mortgage sales.









Page 18
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


NON-INTEREST EXPENSE

Non-interest expense of $6,357,000 for the six months ended June 30, 2004, is an increase of 15.3% over non-interest expense of $5,515,000 for the first six months of 2003. This increase is primarily due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for supplies and professional fees, in line with the Company's revenue and asset growth.

Non-interest expense of $3,236,000 for the three months ended June 30, 2004, is an increase of 17.4% over non-interest expense of $2,757,000 for the same period in 2003. This level of increase in non-interest expense for the quarter was for the same reasons cited above.

INCOME TAXES

Income taxes on operating earnings increased to $1,589,000 for the first six months of 2004 from $1,324,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.






































Page 19
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the six-month periods ended June 30, 2004 and 2003
--------------------------------------------------------------------------
                                           Six-Month Periods ended June 30,
Dollars in thousands                                  2004            2003
--------------------------------------------------------------------------
Cash and due from banks                          $ 11,343       $   9,396
Overnight funds sold                                  836           9,927
Investments
 U.S. Treasury securities & government agencies    59,181          47,437
 Obligations of states & political subdivisions    33,319          27,695
 Other securities                                  42,680          48,228
                                                 ---------       ---------
Total investments                                 135,180         123,360
                                                 ---------       ---------
Loans held for sale                                     -           2,145
                                                 ---------       ---------
Loans
   Commercial                                     143,064         128,379
   Consumer                                        26,027          26,748
   State and municipal                              8,757          11,850
   Real estate                                    235,549         181,826
                                                 ---------       ---------
   Total loans                                    413,397         348,803
Allowance for loan losses                          (4,334)         (3,804)
                                                 ---------       ---------
   Net loans                                      409,063         344,999
                                                 ---------       ---------
Bank premises and equipment, net                    9,001           7,832
Other assets                                       10,420          10,000
                                                 ---------       ---------
   Total assets                                  $575,843       $ 507,659
                                                 =========       =========
Deposits
   Demand                                        $ 26,898       $  24,115
   NOW                                             52,796          48,233
   Money market                                    80,739          87,441
   Savings                                         63,508          60,808
   Certificates of deposit                         75,011          69,615
   Certificates of deposit over $100,000           81,242          51,412
                                                 ---------       ---------
Total deposits                                    380,194         341,624
                                                 ---------       ---------
Borrowed funds                                    142,270         117,912
Other liabilities                                   4,607           4,306
                                                 ---------       ---------
   Total liabilities                              527,071         463,842
                                                 ---------       ---------
Common stock                                           74              74
Additional paid-in capital                          4,319           4,638
Retained earnings                                  43,849          39,307
Net unrealized gain on
   securities available for sale                    2,620           2,254
Treasury stock                                     (2,090)         (2,456)
                                                 ---------       ---------
   Total shareholders' equity                      48,772          43,817
                                                 ---------       ---------
   Total liabilities and shareholders' equity    $575,843       $ 507,659
                                                 =========       =========
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

INVESTMENTS

The Company's investment portfolio increased by $4.6 million or 3.4% between December 31, 2003, and June 30, 2004. A portion of the portfolio consists of callable securities, some of which were called by issuers and replaced at lower yields. At June 30, 2004, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.7 million, which is in line with the interest rate climate.

LOANS

Loans grew by $44.5 million or 11.2% during the first six months of 2004. The growth in commercial loans was $12.4 million or 9.0% and municipal loans increased $4.1 million or 45.2%. The residential mortgage portfolio increased by $20.9 million or 12.0%, and home equity lines of credit grew $6.7 million or 12.8% year-to-date.
     Between June 30, 2003 and June 30, 2004, the loan portfolio increased $75.5 million or 20.5%, as a result of strong customer demand.

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


Page 21
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


     The results of the analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the allowance for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Allowance methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of June 30, 2004. As of that date, the balance of $4,580,000 was 1.03% of total loans, compared to 1.05% at December 31, 2003 and 1.08% at June 30, 2003. Loans considered to be impaired according to SFAS 114/118 totalled $1,566,000 at June 30, 2004, compared to $1,537,000 at December 31, 2003. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2004, was $240,000 compared to $204,000 at December 31, 2003.

DEPOSITS

During the first six months of 2004, deposits increased by $27.5 million or 7.7% over December 31, 2003. Core deposits (demand, NOW, savings and money market accounts) increased by $2.0 million or 0.9% in the first six months of 2004, which is in line with the regular seasonal pattern experienced in the first quarter. During the same period, certificates of deposit increased $25.5 million, primarily due to pricing strategies which resulted in attracting low-cost short-term time deposits.
     Between June 30, 2003, and June 30, 2004, deposits grew by 7.7%, or $27.6 million. Demand deposits grew $0.5 million, NOW accounts $6.0 million, savings $0.6 million, and money market accounts decreased $8.3 million, while certificates of deposit increased $28.9 million. The increase in certificates of deposit was primarily from wholesale and brokered CD's.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2004, borrowed funds increased by $15.8 million or 10.0% from December 31, 2003.
     Between June 30, 2003 and June 30, 2004, borrowed funds increased $51.7 million or 42.4% to fund the level of asset growth which exceeded the level of deposit growth.

SHAREHOLDERS' EQUITY

     Shareholders' equity as of June 30, 2004 was $49.5 million, compared to $47.7 million as of December 31, 2003. The Company's strong earnings performance in the first six months of 2004 provided a significant addition to retained earnings. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, has decreased by $0.8 million since December 31, 2003, as a result of a recent rise in interest rates.



Page 22
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


     On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     During 2003, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 10.0 cents per share. In 2004, a cash dividend of 10.3 cents per share was declared in the first quarter compared to
9.0 cents in the first quarter of 2003, and a cash dividend of 11.0 cents per share was declared in the second quarter of 2004 compared to 9.3 cents in the second quarter of 2003.
     Regulatory leverage capital ratios for the Company were 7.95% and 8.06% at June 30, 2004 and December 31, 2003, respectively. The Company had a tier one risk-based capital ratio of 11.51% and tier two risk-based capital ratio of 12.62% at June 30, 2004, compared to 11.82% and 12.92%, respectively, at December 31, 2003. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 360,000 shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. In Management's opinion, the Company has adequate capital resources to undertake this repurchase plan. As of June 30, 2004, the Company had repurchased 131,778 shares under the 2002 repurchase plan - including 24,345 shares in the first six months of 2004.
     A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued", effectively eliminating a corporation's ability to hold treasury stock.
     In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004. The 101,120 shares so retired are available for reissuance as authorized, but unissued shares.


















Page 23
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of June 30, 2004:

-------------------------------------------------------------------------------
                                     Less than        1-3       4-5   More than
Dollars in thousands          Total     1 Year      Years     Years     5 Years
-------------------------------------------------------------------------------
Borrowed funds            $ 151,687    101,971     22,000         -      27,716
Operating leases                204         80         94        30           -
Certificates of deposit     159,562    129,048     27,020     3,494           -
                            -------    -------     ------    ------      ------
Total                     $ 311,453    231,099     49,114     3,524      27,716
                            =======    =======     ======    ======      ======
Commitments to extend
credit and
unused lines of credit    $  84,806     84,806          -         -           -
-------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

As of June 30, 2004 the Bank had primary sources of liquidity of $58.6 million and an additional $108.1 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

NON-PERFORMING ASSETS

At June 30, 2004, loans on non-accrual status totaled $1.6 million, which compares to non-accrual loans of $1.5 million as of December 31, 2003. In addition to loans on non-accrual status at June 30, 2004, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $241,000, which compares to $378,000 as of December 31, 2003. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

No material off-balance sheet risk exists that requires a separate liability presentation.

SALE OF LOANS
No recourse obligations have been incurred in connection with the sale of loans.









Page 24
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

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




































Page 25
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at June 30, 2004, was -6.8% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 26
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED


A summary of the Bank's static gap, as of June 30, 2004, is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  19,178       25,083       62,724       31,039
Loans held for sale                   -            -            -            -
Loans                           171,057       75,468      153,410       43,498
Other interest-earning assets     4,737            -            -            -
Non-rate-sensitive assets             -            -            -       27,798
                               --------     --------     --------     --------
Total assets                  $ 194,972      100,551      216,134      102,335
                               --------     --------     --------     --------
Interest-bearing deposits       141,624       67,944       30,514      118,987
Borrowed funds                   93,653       30,292       22,000       27,716
Non-rate-sensitive
   liabilities and equity           829        2,857       20,804       56,772
                               --------     --------     --------     --------
Total liabilities and equity  $ 236,106      101,093       73,318      203,475
                               --------     --------     --------     --------
Period gap                    $ (41,134)        (542)     142,816     (101,140)
                              =========     ========     ========     ========
Percent of total assets          -6.70%       -0.09%       23.26%      -16.47%
Cumulative gap (current)      $ (41,134)     (41,676)     101,140            -
Percent of total assets          -6.70%       -6.79%       16.47%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would increase by approximately 1.50% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 6.14% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.88% in a falling-rate scenario and decrease by 10.44% in a rising rate scenario when compared to the year-one base scenario.



Page 27
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED

     A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2004 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2004
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             +1.50%
Projected change if rates increase by 2.0%             -6.14%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             +4.88%
Projected change if rates increase by 2.0%            -10.44%
-------------------------------------------------------------
     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2004. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2004, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2004, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates may rise in the second half of 2004 and believes that the current level of interest rate risk is acceptable.


Page 28
Item 4: Controls and Procedures


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































Page 29
PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.






















































Page 30
ITEM 2.     CHANGES IN SECURITIES, USE OF PROECEEDS,
            AND ISSUER PURCHASES OF EQUITY SECURITIES


The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first six months of 2004, 4,893 shares were issued pursuant to this Plan, as presented in the following table:

-------------------------------------------
Month                      Number of Shares
-------------------------------------------
January 2004                          1,460
February 2004                           534
March 2004                              777
April 2004                            1,640
May 2004                                243
June 2004                               238
                                     ------
                                      4,893
                                     ======
-------------------------------------------





































Page 31
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 32
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Four proposals were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders, held on Tuesday, April 27, 2004, at 11:00 a.m. Eastern Daylight Time. Only shareholders of record as of the close of business on February 17, 2003 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 7,302,858 shares of Common Stock of the Company, one cent par value, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

PROPOSAL 1: To ratify the Board of Directors' vote to fix the number of Directors at ten.
     The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten.
     The results of the shareholder voting had 6,178,011 shares in favor, 23,763 shares against, 19,317 shares withheld voting, and 1,081,767 shares not voting.

PROPOSAL 2: To elect as directors of the Company, as proposed by the Board of Directors Nominating Committee, the three persons listed for a three-year term:
     Malcolm E. Blanchard has served as a Director of the Company since its organization in 1985 and as a Director of The First National Bank of Damariscotta (the "Bank"), the Company's wholly owned subsidiary, since 1976. Mr. Blanchard has been actively involved, either as sole proprietor or as a partner, in real estate development since 1970.
     Randy A. Nelson has served as a Director of the Company and the Bank since 2004. Prior to joining the faculty of Colby College in 1987, he taught for eight years in the business school at the University of Delaware. He currently is the Douglas Professor of Economics and Finance at Colby, where he teaches corporate finance and economics.
     Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Recreation Center in Rockport an indoor tennis and ice-skating facility. In addition, Mr. Smith serves as the Chairperson of the MSAD #28 Elementary School New School Site Selection Committee.
     The results of the shareholder voting had 6,133,836 shares in favor, 63,735 shares against, 22,520 withheld voting, and 1,087,767 shares not voting.

PROPOSAL 3: To approve the increase of the number of shares of authorized common stock to 18,000,000.
     The results of the shareholder voting had 5,861,916 shares in favor, 353,040 shares against, 6,135 withheld voting, and 1,087,767 shares not voting.

PROPOSAL 4: To ratify the Board of Directors Audit Committee's selection of Berry, Dunn, McNeil & Parker as independent auditors for the Company for 2004.
     The results of the shareholder voting had 6,197,352 shares in favor, 22,950 shares against, 789 withheld voting, and 1,087,767 shares not voting.





Page 33
ITEM 5:     Other Information


     None.
























































Page 34
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

A.     EXHIBITS

31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



B.     REPORTS ON FORM 8-K

The Company's press release announcing the first quarter 2004 earnings was filed on Form 8-K under item 5 on April 21, 2004.

The Company's press release announcing the second quarter 2004 dividend declaration was filed on Form 8-K under item 5 on June 17, 2004.

































Page 35
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST NATIONAL LINCOLN CORPORATION



August 9, 2004                             /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



August 9, 2004                             /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 36