Form 10-Q
period 2004-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2004-11-09
CIK 765207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934






   For the Quarterly Period Ended:                  Commission File No.
        September 30, 2004                                 0-26589


                       FIRST NATIONAL LINCOLN CORPORATION
             (Exact name of registrant as specified in its charter)


                 MAINE                                01-0404322
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No)


     MAIN STREET, DAMARISCOTTA, MAINE                    04543
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code  (207)  563 - 3195



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




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at November 5, 2004
       Common Stock, Par One Cent                      7,354,527



FIRST NATIONAL LINCOLN CORPORATION


INDEX


PART 1      Financial Information
                                                                       Page No.

     Selected Financial Data ........................................         1

   Item 1: Financial Statements (Unaudited)

     Independent Accountants' Review Report .........................         2

     Financial Statements

     Consolidated Balance Sheets -
       September 30, 2004, September 30, 2003 and December 31, 2003 .     3 - 4

     Consolidated Statements of Income - for the nine months
       ended September 30, 2004 and September 30, 2003 ..............         5

     Consolidated Statements of Income - for the three months
      ended September 30, 2004 and September 30, 2003 ...............         6

     Consolidated Statements of Changes in Shareholders' Equity - for the nine months ended September 30, 2004 and September 30, 2003 7 - 8

     Consolidated Statements of Cash Flows - for the nine months
       ended September 30, 2004 and September 30, 2003 ..............    9 - 10

     Notes to Consolidated Financial Statements .....................   11 - 16

   Item 2: Management's discussion and analysis of
             financial condition and results of operations ..........   16 - 25

   Item 3: Quantitative and qualitative disclosures
             about market risk ......................................   26 - 28

   Item 4: Controls and Procedures ..................................        29

PART II     Other Information

   Item 1: Legal Proceedings ........................................        30

   Item 2: Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities ..................        31

   Item 3: Defaults Upon Senior Securities ..........................        32

   Item 4: Submission of Matters to a Vote of Security Holders ......        33

   Item 5: Other Information ........................................        34

   Item 6: Exhibits and reports on Form 8-K .........................        35

Signatures ..........................................................        36

Exhibits   ..........................................................   37 - 40

PART I. FINANCIAL INFORMATION


FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA (Unaudited)

-----------------------------------------------------------------------------
                                    For the nine months     For the quarters
Dollars in thousands,                     ended Sept 30,       ended Sept 30,
except for per share amounts           2004        2003      2004        2003
-----------------------------------------------------------------------------
Summary of Operations
Operating Income                    $25,937     $24,463     $9,175     $8,358
Operating Expense                    17,270      16,903      6,079      5,530
Net Interest Income                  15,798      12,850      5,612      4,586
Provision for Loan Losses               720         675        240        225
Net Income                            6,197       5,420      2,216      2,012
-----------------------------------------------------------------------------
Per Common Share Data(b)
Basic Earnings per Share              $0.85       $0.75      $0.30      $0.28
Diluted Earnings per Share             0.83        0.73       0.30       0.27
Cash Dividends Declared                0.33        0.28       0.12       0.10
Book Value                             7.01        6.42       7.01       6.42
Market Value                          19.25       14.33      19.25      14.33
-----------------------------------------------------------------------------
Financial Ratios
Return on Average Equity (a)          16.85%      16.23%     17.78%     17.24%
Return on Average Assets (a)           1.40%       1.40%      1.44%      1.49%
Average Equity to Average Assets       8.29%       8.63%      8.12%      8.64%
Net Interest Margin Tax-Equivalent (a) 3.95%       3.69%      4.06%      3.78%
Dividend Payout Ratio                 38.59%      37.50%     38.33%     34.94%
Allowance for Loan
  Losses to Total Loans                1.02%       1.09%      1.02%      1.09%
Non-Performing Loans
  to Total Loans                       0.37%       0.32%      0.37%      0.32%
Non-Performing Assets
  to Total Assets                      0.28%       0.23%      0.28%      0.23%
Efficiency Ratio (c)                  49.07%      48.66%     49.18%     47.95%
-----------------------------------------------------------------------------
At Period End
Total Assets                        630,202     551,818     630,202   551,818
Total Loans                         461,504     383,032     461,504   383,032
Total Investment Securities         137,210     139,196     137,210   139,196
Total Deposits                      401,479     370,952     401,479   370,952
Total Shareholders' Equity           51,532      46,733      51,532    46,733
-----------------------------------------------------------------------------

(a) Annualized using a 366-day basis in 2004 and a 365-day basis in 2003
(b) Adjusted for a three-for-one stock split, in the form of a 200% stock dividend, payable June 1, 2004, to shareholders of record on May 12, 2004.
(c) The Company uses the following formula in calculating its efficiency ratio:

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

------------------------------------------------------------------------------



Page 1
ITEM 1. FINANCIAL STATEMENTS













INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
First National Lincoln Corporation


We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2004 and 2003, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
November 5, 2004















Page 2
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)


------------------------------------------------------------------------------
(000 OMITTED except per share data          Sept 30,     Sept 30, December 31,
and number of shares)                          2004         2003         2003
------------------------------------------------------------------------------
Assets
Cash and due from banks                   $  16,659    $  13,758    $  17,087
Overnight funds sold                              -            -            -
                                            -------      -------      -------
     Cash and cash equivalents               16,659       13,758       17,087
                                            -------      -------      -------

Investments:
  Available for sale at market value         52,900       62,815       57,445
  Held to maturity at cost
     (market values $85,316 at 9/30/04,
     $78,174 at 9/30/03 and
     $80,820 at 12/31/03)                    84,310       76,381       79,244
Loans held for sale
  (fair value approximates cost)                  -        1,884          982
Loans                                       461,504      383,032      398,895
Less: allowance for loan losses               4,727        4,177        4,200
                                            -------      -------      -------
     Net loans                              456,777      378,855      394,695
                                            -------      -------      -------
Accrued interest receivable                   3,026        2,814        2,743
Premises and equipment at cost,
  net of accumulated depreciation             9,149        7,466        9,007
Other real estate owned                           -           51           51
Other assets                                  7,381        7,794        7,558
                                            -------      -------      -------
        Total Assets                      $ 630,202    $ 551,818    $ 568,812
                                            =======      =======      =======
























Page 3
CONSOLIDATED BALANCE SHEETS CONTINUED

-------------------------------------------------------------------------------
                                            Sept 30,     Sept 30,  December 31,
                                               2004         2003          2003
-------------------------------------------------------------------------------
Liabilities
Demand deposits                           $  33,734      $ 33,425    $  28,874
NOW deposits                                 60,088        55,593       52,161
Money market deposits                        85,651        86,366       80,586
Savings deposits                             67,182        65,093       63,356
Certificates of deposit                      75,423        69,522       69,880
Certificates $100,000 and over               79,401        60,953       64,220
                                            -------       -------      -------
     Total deposits                         401,479       370,952      359,077
                                            -------       -------      -------
Borrowed funds                              172,442       129,583      157,822
Other liabilities                             4,749         4,550        4,195
                                            -------       -------      -------
     Total Liabilities                      578,670       505,085      521,094
                                            -------       -------      -------

Shareholders' Equity
Common stock                                     74            74           74
Additional paid-in capital                    3,851         4,638        4,650
Retained earnings                            45,378        41,707       42,988
Net unrealized gain on
  securities available for sale               2,229         2,558        2,497
Treasury stock                                    -        (2,244)      (2,491)
                                            -------       -------      -------
    Total Shareholders' Equity               51,532        46,733       47,718
                                            -------       -------      -------
       Total Liabilities
       & Shareholders' Equity             $ 630,202     $ 551,818    $ 568,812
                                            =======       =======      =======
-------------------------------------------------------------------------------
Number of shares authorized              18,000,000    18,000,000   18,000,000
Number of shares issued                   7,350,040     7,443,810    7,443,810
Number of shares outstanding              7,350,040     7,279,725    7,264,140
Book value per share                          $7.01         $6.42        $6.57
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












Page 4
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000 OMITTED except per share data           For the nine months ended Sept 30,
and number of shares)                                       2004         2003
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                         $ 17,470     $ 15,949
     Interest on deposits with other banks                     4           52
     Interest and dividends on investments                 4,940        4,486
                                                        --------     --------
     Total interest and dividend income                   22,414       20,487
                                                        --------     --------
Interest expense
     Interest on deposits                                  3,868        4,600
     Interest on borrowed funds                            2,748        3,037
                                                        --------     --------
     Total interest expense                                6,616        7,637
                                                        --------     --------
Net interest income                                       15,798       12,850
Provision for loan losses                                    720          675
                                                        --------     --------
    Net interest income after provision for loan losses   15,078       12,175
                                                        --------     --------
Non-interest income:
     Fiduciary income                                        644          577
     Service charges on deposit accounts                     881          833
     Mortgage origination and servicing income               310          794
     Other operating income                                1,688        1,772
                                                        --------     --------
     Total non-interest income                             3,523        3,976
                                                        --------     --------
Non-interest expense:
     Salaries and employee benefits                        5,138        4,377
     Occupancy expense                                       655          569
     Furniture and equipment expense                       1,094        1,039
     Other                                                 3,047        2,606
                                                        --------     --------
     Total non-interest expense                            9,934        8,591
                                                        --------     --------
Income before income taxes                                 8,667        7,560
Applicable income taxes                                    2,470        2,140
                                                        --------     --------
NET INCOME                                              $  6,197     $  5,420
                                                        ========     ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                              $0.85        $0.75
     Diluted earnings per share                            $0.83        $0.73
Cash dividends declared per share                         $0.328       $0.280
Weighted average number of shares outstanding          7,322,255    7,264,782
Incremental shares                                       149,414      190,494
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

Page 5
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

------------------------------------------------------------------------------
(000 OMITTED except per share data        For the quarters ended September 30,
and number of shares)                                       2004         2003
------------------------------------------------------------------------------
Interest and dividend income
     Interest and fees on loans                         $  6,172     $  5,358
     Interest on deposits with other banks                     1            4
     Interest and dividends on investments                 1,702        1,453
                                                        --------     --------
     Total interest and dividend income                    7,875        6,815
                                                        --------     --------
Interest expense
     Interest on deposits                                  1,342        1,318
     Interest on borrowed funds                              921          911
                                                        --------     --------
     Total interest expense                                2,263        2,229
                                                        --------     --------
Net interest income                                        5,612        4,586
Provision for loan losses                                    240          225
                                                        --------     --------
    Net interest income after provision for loan losses    5,372        4,361
                                                        --------     --------
Non-interest income:
     Fiduciary income                                        214          203
     Service charges on deposit accounts                     301          268
     Mortgage origination and servicing income                59          304
     Other operating income                                  726          768
                                                        --------     --------
     Total non-interest income                             1,300        1,543
                                                        --------     --------
Non-interest expense:
     Salaries and employee benefits                        1,835        1,546
     Occupancy expense                                       227          176
     Furniture and equipment expense                         340          338
     Other                                                 1,174        1,016
                                                        --------     --------
     Total non-interest expense                            3,576        3,076
                                                        --------     --------
Income before income taxes                                 3,096        2,828
Applicable income taxes                                      880          816
                                                        --------     --------
NET INCOME                                              $  2,216     $  2,012
                                                        ========     ========
-----------------------------------------------------------------------------
Earnings per common share
     Basic earnings per share                              $0.30        $0.28
     Diluted earnings per share                            $0.30        $0.27
Cash dividends declared per share                         $0.115       $0.097
Weighted average number of shares outstanding          7,347,208    7,274,082
Incremental shares                                       152,290      200,262
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

Page 6
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

----------------------------------------------------------------------------------------------
For the nine months ended September 30, 2004
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2003            7,264,140  $74      $4,650    $42,988     $2,497         $(2,491)    $47,718
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      6,197          -               -       6,197
Net unrealized
  (loss) on
  securities
  available for
  sale, net of
  tax benefit
  of $138                -    -           -          -       (268)              -        (268)
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      6,197       (268)              -       5,929
Cash dividends
  declared               -    -           -     (2,411)         -               -      (2,411)
Treasury stock
  purchases        (24,394)   -           -          -          -            (404)       (404)
Treasury stock
  sales            110,294    -        (747)         -          -           1,447         700
Retirement of
  treasury
   stock                 -    -         (52)    (1,396)         -           1,448           -
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at September 30,
  2004           7,350,040  $74      $3,851    $45,378     $2,229         $     -     $51,532
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








Page 7
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED


---------------------------------------------------------------------------------------------
For the nine months ended September 30, 2003
----------------------------------------------------------------------------------------------
(000 omitted except for share data)                        Net
                                                           unrealized
                                                           gain                       Total
                 Number of           Additional            on securities              share-
                 common     Common   paid-in   Retained    available      Treasury    holders'
                 shares     stock    capital   earnings    for sale       stock       equity
----------------------------------------------------------------------------------------------
Balance at
 December 31,
 2002            7,244,079  $74      $4,638    $38,322     $2,170         $(2,509)    $42,695
                 ---------  ---      ------    -------      -----         -------     -------
Net income               -    -           -      5,420          -               -       5,420
Net unrealized
  gain on
  securities
  available for
  sale, net of
  taxes of
  $200                   -    -           -          -        388               -         388
                 ---------  ---      ------     ------     ------         -------     -------
Comprehensive
  income                 -    -           -      5,420        388               -       5,808
Cash dividends
  declared               -    -           -     (2,035)         -               -      (2,035)
Treasury stock
  purchases        (17,778)   -           -          -          -            (209)       (209)
Treasury stock
  sales             53,427    -           -          -          -             474         474
                 ---------  ---      ------    -------     ------         -------    --------
Balance
  at September 30,
  2003           7,279,728  $74      $4,638    $41,707     $2,558         $(2,244)    $46,733
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














Page 8
FIRST NATIONAL LINCOLN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------
                                        For the nine months ended September 30,
(000 omitted)                                             2004          2003
-------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 6,197         $ 5,420
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                         773             737
      Provision for loan losses                            720             675
      Loans originated for resale                      (10,774)        (50,569)
      Proceeds from sales and transfers of loans        11,756          51,298
      Net (gain) loss on sale of other real estate owned     4             (24)
      Net (increase) decrease in other assets
          and accrued interest                            (267)            428
      Net increase in other liabilities                    692             490
      Net amortization of premiums on investments           90             361
                                                        ------          ------
        Net cash provided by operating activities        9,191           8,816
                                                        ------          ------
Cash flows from investing activities
     Proceeds from maturities, payments and calls of
       securities available for sale                     4,934           9,430
     Proceeds from maturities, payments and calls of
       securities to be held to maturity                35,951          24,555
     Proceeds from sales of other real estate owned         47             228
     Purchases of securities available for sale           (824)        (15,311)
     Purchases of securities to be held to maturity    (41,078)        (35,570)
     Net increase in loans                             (62,802)        (51,156)
     Capital expenditures                                 (874)         (1,992)
                                                        ------          ------
          Net cash used in investing activities        (64,646)        (69,816)
                                                        ------          ------
Cash flows from financing activities
     Net increase in demand deposits, savings,
         money market and club accounts                 21,678          27,678
     Net increase in
         certificates of deposit                        20,724           9,050
     Advances on long-term borrowings                    8,216          25,000
     Repayment on long-term borrowings                 (25,331)        (28,000)
     Net increase in short-term borrowings              31,735          19,218
     Payment to repurchase common stock                   (404)           (209)
     Proceeds from sale of common stock                    700             474
     Dividends paid                                     (2,291)         (1,959)
                                                        ------          ------
          Net cash provided by financing activities     55,027          51,252
                                                        ------          ------










Page 9
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

-------------------------------------------------------------------------------
                                        For the nine months ended September 30,
                                                          2004          2003
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 (428)         (9,748)
Cash and cash equivalents at beginning of period        17,087          23,506
                                                        ------          ------
 Cash and cash equivalents at end of period            $16,659         $13,758
                                                        ======          ======
-------------------------------------------------------------------------------
Interest paid                                          $ 6,622         $ 8,019
Income taxes paid                                        2,532           1,874
Non-cash transactions
    Change in net unrealized gain on
        available for sale securities                     (406)            588
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


NOTE 2 - COMMON STOCK

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     A summary of the status of the Company's Stock Option Plan as of September 30, 2004, and changes during the nine months then ended, is presented below.

-------------------------------------------------------------------------------
                                            Number of          Weighted Average
                                               Shares            Exercise Price
-------------------------------------------------------------------------------
Balance at December 31, 2003                  294,600                     $4.41
     Granted during the period                      -                         -
     Exercised during the period              (86,100)                     3.41
     Forfeited during the period               (3,000)                     6.17
                                              -------                    ------
Balance at September 30, 2004                 205,500                     $4.81
                                              =======                    ======
-------------------------------------------------------------------------------
















Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2004 and 2003:

-----------------------------------------------------------------------------
For the nine months ended September 30, 2004
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 6,197
                                      -------
Basic EPS: Income available
 to common shareholders               $ 6,197       7,322,255         $ 0.85
Effect of dilutive securities:
 incentive stock options                              149,414
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 6,197       7,471,669         $ 0.83
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the nine months ended September 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 5,420
                                      -------
Basic EPS: Income available
 to common shareholders               $ 5,420       7,264,782         $ 0.75
Effect of dilutive securities:
 incentive stock options                              190,494
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 5,420       7,455,276         $ 0.73
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









Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2004 and 2003:

-----------------------------------------------------------------------------
For the three months ended September 30, 2004
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 2,216
                                      -------
Basic EPS: Income available
 to common shareholders               $ 2,216       7,347,208         $ 0.30
Effect of dilutive securities:
 incentive stock options                              152,290
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 2,216       7,499,498         $ 0.30
                                      =======       =========         ======
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
For the three months ended September 30, 2003
-----------------------------------------------------------------------------
In thousands, except for number of      Income         Shares       Per-Share
 shares and per share data          (Numerator)  (Denominator)         Amount
-----------------------------------------------------------------------------
Net income as reported                $ 2,012
                                      -------
Basic EPS: Income available
 to common shareholders               $ 2,012       7,274,082         $ 0.28
Effect of dilutive securities:
 incentive stock options                              200,262
                                      -------       ---------         ------
Diluted EPS: Income available
 to common shareholders plus
 assumed conversions                  $ 2,012       7,474,344         $ 0.27
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

NOTE 4 -- TREASURY STOCK

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

Page 13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - POSTRETIREMENT BENEFIT PLANS

The Bank sponsors two postretirement benefit plans. One plan provides health insurance benefits to employees hired prior to June 30, 1988 and who retired before June 30, 1996. The other plan provides life insurance coverage to employees who retired prior to December 31, 2002. The Bank also provides health insurance for retired directors. None of these plans are pre-funded. The Bank elected to recognize the accumulated postretirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic postretirement benefit cost over a 20-year period.
     In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan: a subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued. The following tables set forth the net periodic pension cost:

-------------------------------------------------------------------------------
                                       For the nine months For the three months
                                         ended Sept 30,       ended Sept 30,
In thousands of dollars                    2004   2003          2004   2003
-------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                             $ 4    $ 4          $ 2     $ 1
   Interest cost                             26     25            8       9
   Amortization of unrecognized
       transition obligation                 22     22            7       7
   Amortization of prior service cost         2     (2)           1      (1)
   Amortization of accumulated gains          3      2            1       1
                                            ---    ---           ---    ---
Net periodic benefit cost                   $57    $51           $19    $17
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













Page 14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - MATERIAL TRANSACTION

On August 25, 2004, the Company (FNLC) entered into a merger agreement with FNB Bankshares of Bar Harbor, Maine (FNB). It is expected FNB's bank subsidiary, The First National Bank of Bar Harbor, will be merged with The First National Bank of Damariscotta, the bank subsidiary of FNLC, to create a single bank subsidiary of the combined company. The resulting bank subsidiary will have 14 banking offices and three investment management offices serving coastal Maine communities from Brunswick to Calais. As a result of the merger, the combined company will have assets of approximately $870 million, with combined loans of approximately $645 million and combined deposits of approximately $610 million, based upon September 30, 2004 balances. In addition, the combined bank will have nearly $275 million of investments under management.
     In the proposed merger, FNB will merge into FNLC and FNLC will issue shares of its common stock to the shareholders of FNB in exchange for their shares in FNB. Each outstanding share of FNB is expected to be converted into FNLC stock valued at $42.00. The actual exchange ratio, and hence the number of FNLC shares into which FNB stock will be converted, will vary depending on the per share market price of FNLC common stock prior to closing, but FNB shareholders will receive not less than 1.91, nor more than 2.47, shares of FNLC for each share of FNB they hold.
     The merger will require regulatory approval and the satisfaction of other customary conditions, as well as the approval of the shareholders of both companies. It is expected to close in the first quarter of 2005.


































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













Page 16
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


EXECUTIVE SUMMARY

Net income for the nine months ended September 30, 2004 was $6,197,000, an increase of 14.3% over net income of $5,420,000 in the comparable period of 2003. The Company's increase in net income for the first nine months of 2004 in comparison to 2003 was the result of a 22.9% increase in net interest income due to wider margins and growth in earning assets. In addition to a decline in non-interest income due to decreased mortgage origination activity, the Company saw a controlled level of increase in operating expenses in line with growth in revenues. Fully diluted earnings per share for the first nine months of 2004 were $0.83, a 13.7% increase over the $0.73 reported for the first nine months of 2003.
     Net income for the three months ended September 30, 2004 was $2,216,000, an increase of 10.1% over net income of $2,012,000 in the comparable period of 2003. The Company's increase in net income for the three months ended September 30, 2004 in comparison to 2003 was the result of a 22.4% increase in net interest income due to wider margins and growth in earning assets. In addition to a decline in non-interest income due to decreased mortgage origination activity, the Company saw a controlled level of increase in operating expenses in line with growth in revenues. Fully diluted earnings per share for the three months ended September 30, 2004 were $0.30, a 11.1% increase over the $0.27 reported for the third quarter of 2003.

NET INTEREST INCOME

Total interest income of $22,414,000 for the nine months ended September 30, 2004 is a 9.4% increase from total interest income of $20,487,000 in the comparable period of 2003. While the low interest rate climate resulted in lower asset yields in 2004 compared to 2003, these were more than offset by increased interest income from strong growth in the level of earning assets and lower liability costs. Total interest expense of $6,616,000 for the first nine months of 2004 is a 13.4% decrease from total interest expense of $7,637,000 for the first nine months of 2003. This was a direct result of the low interest rate climate.
    The combination of lower interest rates and asset growth resulted in net interest income of $15,798,000 for the nine months ended September 30, 2004, a 22.9% increase from the $12,850,000 reported for the same period in 2003.
    The Company's net interest margin on a tax-equivalent basis increased from 3.69% in the first nine months of 2003 to 3.95% in the first nine months of 2004. Tax-exempt interest income amounted to $1,580,000 and $1,395,000 for the nine months ended September 30, 2004 and 2003, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
    Total interest income of $7,875,000 for the three months ended September 30, 2004 is a 15.6% increase from total interest income of $6,815,000 in the comparable period of 2003. While the low interest rate climate resulted in lower asset yields in 2004 than in 2003, this was more than offset by increased interest income from strong gowth in the level of earning assets and lower liability costs. At the same time, total interest expense of $2,263,000 for the three months ended September 30, 2004 is a 1.5% increase from total interest expense of $2,229,000 for the third quarter of 2003. This was the result of increased funding costs due to higher liability volumes to fund the increased level of earning assets.


Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

    The combination of a wider net interest margin and asset growth resulted in net interest income of $5,612,000 for the three months ended September 30, 2004, a 22.4% increase from the $4,586,000 reported for the same period in 2003.
    The Company's net interest margin on a tax-equivalent basis increased from 3.78% in the three months ended September 30, 2003 to 4.06% for the three months ended September 30, 2004. Tax-exempt interest income amounted to $575,000 and $486,000 for the three months ended September 30, 2004 and 2003, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the widening which occurred in the Company's net interest margin beginning in the third quarter of 2003 after repricing a significant amount of liabilities in the second and third quarters of 2003.
     The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume (1) for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2003 and 2002.

-------------------------------------------------------------------------------
Nine months ended September 30, 2004 compared to 2003
Dollars in thousands              Volume         Rate  Rate/volume (1)   Total
-------------------------------------------------------------------------------
Interest on earning assets
Interest-bearing deposits         $   (48)    $    (8)      $    8     $   (48)
Investment securities                 435         102            9         546
Loans held for sale                   (82)         20          (19)        (80)
Loans                               3,079      (1,233)        (238)      1,608
-------------------------------------------------------------------------------
Total interest income               3,384      (1,119)        (240)      2,026
-------------------------------------------------------------------------------
Interest expense
Deposits                              525      (1,128)        (129)       (732)
Other borrowings (2)                  775        (848)        (216)       (289)
-------------------------------------------------------------------------------
Total interest expense              1,300      (1,976)        (345)     (1,021)
-------------------------------------------------------------------------------
Change in net interest income     $ 2,084     $   857       $  105     $ 3,047
===============================================================================

(1) Represents the change attributable to a combination of change in rate and change in volume.
(2) Includes federal funds purchased.

     The following table presents the effect of tax-exempt income on the calculation of the net interest margin:

------------------------------------------------------------------------------
                                     For the nine months  For the three months
                                      ended September 30,   ended September 30,
(in thousands)                          2004       2003      2004         2003
------------------------------------------------------------------------------
Net interest income as presented     $15,798    $12,850    $ 5,612     $ 4,586
Effect of tax-exempt income              850        751        308         262
                                      ------     ------     ------      ------
Net interest income, tax equivalent  $16,648    $13,601    $ 5,920     $ 4,848
                                      ======     ======     ======      ======
------------------------------------------------------------------------------


Page 18
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


PROVISION FOR LOAN LOSSES

A $720,000 provision to the allowance for loan losses was made during the first nine months of 2004, a $45,000 increase from the $675,000 provision made for the same period of 2003. The slightly higher level of provision in 2004 compared to 2003 is in line with the Company's loan growth and is not indicative of a decline in overall asset quality.

NON-INTEREST INCOME

Non-interest income was $3,523,000 for the nine months ended September 30, 2004, a decrease of 11.4% from the $3,976,000 reported for the first nine months of 2003. The decrease in non-interest income was due primarily to a decline in income related to mortgage sales. While demand for residential mortgages remained strong in the first nine months of 2004, much of new mortgage production was in variable-rate loans and the Bank opted to retain a significant amount in its portfolio given the opportunity to increase earning assets without taking on substantial interest rate risk.

Non-interest income was $1,300,000 for the three months ended September 30, 2004, a decrease of 15.7% from the $1,543,000 reported for the same period in 2003. The decrease in non-interest income was due primarily to a decline in income related to mortgage sales.

NON-INTEREST EXPENSE

Non-interest expense of $9,934,000 for the nine months ended September 30, 2004, is an increase of 15.6% over non-interest expense of $8,591,000 for the first nine months of 2003. This increase is primarily due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for marketing, supplies and professional fees, in line with the Company's revenue and asset growth.
     Non-interest expense of $3,576,000 for the three months ended September 30, 2004, is an increase of 16.3% over non-interest expense of $3,076,000 for the same period in 2003. This level of increase in non-interest expense for the quarter was for the same reasons cited above.

INCOME TAXES

Income taxes on operating earnings increased to $2,470,000 for the first nine months of 2004 from $2,140,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.















Page 19
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED
AVERAGE DAILY BALANCE SHEET
The following table shows the Company's average daily balance sheets for the nine-month periods ended September 30, 2004 and 2003
--------------------------------------------------------------------------
                                     Nine-Month Periods ended September 30,
Dollars in thousands                                  2004            2003
--------------------------------------------------------------------------
Cash and due from banks                          $ 12,140       $  10,222
Overnight funds sold                                  599           7,224
Investments
 U.S. Treasury securities & government agencies    60,781          49,415
 Obligations of states & political subdivisions    34,288          28,361
 Other securities                                  42,043          48,580
                                                 ---------       ---------
Total investments                                 137,112         126,356
                                                 ---------       ---------
Loans held for sale                                     -           1,957
                                                 ---------       ---------
Loans
   Commercial                                     146,206         131,136
   Consumer                                        26,042          26,572
   State and municipal                             10,767          12,258
   Real estate                                    242,984         187,226
                                                 ---------       ---------
   Total loans                                    425,999         357,192
Allowance for loan losses                          (4,417)         (3,889)
                                                 ---------       ---------
   Net loans                                      421,582         353,303
                                                 ---------       ---------
Bank premises and equipment, net                    8,950           7,755
Other assets                                       10,541          10,439
                                                 ---------       ---------
   Total assets                                  $590,924       $ 517,256
                                                 =========       =========
Deposits
   Demand                                        $ 28,277       $  26,469
   NOW                                             54,932          50,086
   Money market                                    81,107          87,194
   Savings                                         64,412          61,816
   Certificates of deposit                         76,279          70,083
   Certificates of deposit over $100,000           83,331          54,003
                                                 ---------       ---------
Total deposits                                    388,338         349,651
                                                 ---------       ---------
Borrowed funds                                    148,718         118,480
Other liabilities                                   4,868           4,470
                                                 ---------       ---------
   Total liabilities                              541,924         472,601
                                                 ---------       ---------
Common stock                                           74              74
Additional paid-in capital                          4,122           4,638
Retained earnings                                  43,762          39,877
Net unrealized gain on
   securities available for sale                    2,414           2,476
Treasury stock                                     (1,372)         (2,410)
                                                 ---------       ---------
   Total shareholders' equity                      49,000          44,655
                                                 ---------       ---------
   Total liabilities and shareholders' equity    $590,924       $ 517,256
                                                 =========       =========
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

INVESTMENTS

The Company's investment portfolio increased by $0.5 million or 0.4% between December 31, 2003, and September 30, 2004. At September 30, 2004, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $2.2 million, which is in line with the interest rate climate.
     Between September 30, 2003 and September 30, 2004, the Company's investment portfolio decreased by $2.0 million or 1.4%. This was the result of Management's decision to favor assets in the loan portfolio instead of the investment portfolio based upon the interest rate climate.

LOANS

Loans grew by $62.6 million or 15.7% during the first nine months of 2004. The growth in commercial loans was $13.6 million or 9.9% and municipal loans increased $8.3 million or 92.1%. The residential mortgage portfolio increased by $30.1 million or 17.3%, and home equity lines of credit grew $10.4 million or 19.9% year-to-date.
     Between September 30, 2003 and September 30, 2004, the loan portfolio increased $77.9 million or 20.6%, as a result of strong customer demand.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses and Management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.
     Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "7", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon Management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans (loans on non-accrual status, as well as loans with a credit risk rating of "8"), which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.
     Consumer loans, which include residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of


Page 21
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.
     The results of the analyses are reviewed and discussed by the Directors' Loan Committee. An integral component of the Company's risk management process is to ensure the proper quantification of the allowance for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Allowance methodology is reviewed on a periodic basis and modified as appropriate. The unallocated component of the allowance for loan losses represents Management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of September 30, 2004. As of that date, the balance of $4,727,000 was 1.02% of total loans, compared to 1.05% at December 31, 2003 and 1.09% at September 30, 2003. Loans considered to be impaired according to SFAS 114/118 totalled $1,728,000 at September 30, 2004, compared to $1,537,000 at December 31, 2003. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2004, was $198,000 compared to $204,000 at December 31, 2003.

DEPOSITS

During the first nine months of 2004, deposits increased by $42.4 million or 11.8% over December 31, 2003. Core deposits (demand, NOW, savings and money market accounts) increased by $21.7 million or 9.6% in the first nine months of 2004. During the same period, certificates of deposit increased $20.7 million, primarily due to pricing strategies which resulted in attracting low-cost short-term time deposits, primarily from wholesale and brokered CD's.
     Between September 30, 2003, and September 30, 2004, deposits grew by 8.2%, or $30.5 million. Demand deposits grew $0.3 million, NOW accounts $4.5 million, savings $2.1 million, and money market accounts decreased $0.7 million, while certificates of deposit increased $24.3 million. The increase in certificates of deposit was primarily from wholesale and brokered CD's.

BORROWED FUNDS

The Company's funding includes borrowings from the Federal Home Loan Bank, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2004, borrowed funds increased by $14.6 million or 9.3% from December 31, 2003.
     Between September 30, 2003 and September 30, 2004, borrowed funds increased $42.9 million or 33.1% to fund the level of asset growth which exceeded the level of deposit growth.

SHAREHOLDERS' EQUITY

     Shareholders' equity as of September 30, 2004 was $51.5 million, compared to $47.7 million as of December 31, 2003. The Company's strong earnings performance in the first nine months of 2004 provided a significant addition to retained earnings. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, has decreased by $0.3 million since December 31, 2003, as a result of a recent rise in interest rates.



Page 22
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


     On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.
     During 2003, the Company increased its dividend each quarter to end the year at a quarterly dividend rate of 10.0 cents per share. In 2004, a cash dividend of 10.3 cents per share was declared in the first quarter compared to
9.0 cents in the first quarter of 2003, a cash dividend of 11.0 cents per share was declared in the second quarter of 2004 compared to 9.3 cents in the second quarter of 2003, and a cash dividend of 11.5 cents per share was declared in the third quarter of 2004 compared to 9.7 cents in the third quarter of 2003.
     Regulatory leverage capital ratios for the Company were 8.25% and 8.22% at September 30, 2004 and December 31, 2003, respectively. The Company had a tier one risk-based capital ratio of 11.59% and tier two risk-based capital ratio of 12.70% at September 30, 2004, compared to 11.69% and 12.80%, respectively, at December 31, 2003. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.
     On September 23, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of the Company's common stock, or slightly more than 360,000 shares, during a period of up to 24 months. This repurchase program was suspended on August 25, 2004, in accordance with the Merger Agreement with FNB Bankshares of Bar Harbor, Maine, which is discussed in the section titled "Material Transaction." The Company has no current plans to renew or extend the program once the merger is completed. As of September 30, 2004, the Company had repurchased 131,778 shares under the 2002 repurchase plan - including 24,394 shares in the first nine months of 2004.
     A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued", effectively eliminating a corporation's ability to hold treasury stock.
     In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004. The 101,120 shares so retired are available for reissuance as authorized, but unissued shares.

NON-PERFORMING ASSETS

At September 30, 2004, loans on non-accrual status totaled $1.7 million, which compares to non-accrual loans of $1.5 million as of December 31, 2003. In addition to loans on non-accrual status at September 30, 2004, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $148,000, which compares to $378,000 as of December 31, 2003. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

No material off-balance sheet risk exists that requires a separate liability presentation.






Page 23
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of September 30, 2004:

-------------------------------------------------------------------------------
                                           Less than      1-3     4-5 More than
Dollars in thousands                  Total   1 Year    Years   Years   5 Years
-------------------------------------------------------------------------------
Borrowed funds                    $ 172,442  122,727   22,000       -    27,715
Operating leases                        213       64      130      19         -
Certificates of deposit             154,824  125,594   26,738   2,492         -
                                    -------  -------   ------  ------    ------
Total                             $ 327,479  248,385   48,868   2,511    27,215
                                    =======  =======   ======  ======    ======
Commitments to extend credit
and unused lines of credit        $  87,219   87,219        -       -         -
-------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

As of September 30, 2004 the Bank had primary sources of liquidity of $69.1 million and an additional $105.6 million of secondary sources. It is Management's opinion that this is adequate. In its Asset/Liability policy, the Bank has adopted guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's liquidity, capital resources or results of operations.

MATERIAL TRANSACTION

On August 25, 2004, the Company (FNLC) entered into a merger agreement with FNB Bankshares of Bar Harbor, Maine (FNB). It is expected FNB's bank subsidiary, The First National Bank of Bar Harbor, will be merged with The First National Bank of Damariscotta, the bank subsidiary of FNLC, to create a single bank subsidiary of the combined company. The resulting bank subsidiary will have 14 banking offices and three investment management offices serving coastal Maine communities from Brunswick to Calais. As a result of the merger, the combined company will have assets of approximately $870 million, with combined loans of approximately $645 million and combined deposits of approximately $610 million, based upon September 30, 2004 balances. In addition, the combined bank will have nearly $275 million of investments under management.
     In the proposed merger, FNB will merge into FNLC and FNLC will issue shares of its common stock to the shareholders of FNB in exchange for their shares in FNB. Each outstanding share of FNB is expected to be converted into FNLC stock valued at $42.00. The actual exchange ratio, and hence the number of FNLC shares into which FNB stock will be converted, will vary depending on the per share market price of FNLC common stock prior to closing, but FNB shareholders will receive not less than 1.91, nor more than 2.47, shares of FNLC for each share of FNB they hold.
     The merger will require regulatory approval and the satisfaction of other customary conditions, as well as the approval of the shareholders of both companies. It is expected to close in the first quarter of 2005.

SALE OF LOANS
No recourse obligations have been incurred in connection with the sale of loans.

Page 24
MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

FORWARD-LOOKING STATEMENTS

Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.
     Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.
     Forward-looking statements regarding the FNLC/FNB Bankshares merger involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated including, among others, the following possibilities: (1) costs or difficulties related to the integration of the businesses of the two banks are greater than expected; (2) cost savings from the merger cannot be realized ; (3) revenues following the merger are lower than expected; (4) deposit volumes will change over time; (5) competitive pressure among depository institutions increases significantly; (6) changes in the interest rate environment reduce net interest margins; (7) general economic conditions, either nationally or in the markets in which the two banks will be doing business, are less favorable than expected; (8) legislation or changes in regulatory requirements adversely affect banks operating in Maine, or (9) factors which would result in a condition to the transaction not being met.
     First National Lincoln Corporation has filed, and will be filing, relevant documents concerning the merger with the Securities and Exchange Commission
(SEC), including a registration statement on Form S-4 containing a prospectus/proxy statement. WE URGE INVESTORS TO READ THESE DOCUMENTS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER. Investors may obtain these documents free of charge at the SEC's website, www.sec.gov. In addition, documents filed with the SEC are available free of charge from First National Lincoln Corporation. The directors and executive officers of FNB Bankshares may be deemed to be participants in the solicitation of proxies to approve the merger. Additional information about the interest of those participants may be obtained from reading the definitive prospectus/proxy statement regarding the proposed merger. INVESTORS SHOULD READ THE PROSPECTUS/PROXY STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE MERGER.









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

ASSET/LIABILITY MANAGEMENT

The primary goal of asset/liability management is to maximize net interest income within the interest rate risk limits set by ALCO. Interest rate risk is monitored through the use of two complementary measures: static gap analysis and earnings simulation modeling. While each measurement has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at September 30, 2004, was -5.1% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.
     The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
























Page 26
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED


     A summary of the Bank's static gap, as of September 30, 2004 is presented in the following table:

-------------------------------------------------------------------------------
                                  0-90        91-365          1-5           5+
Dollars in thousands              days          days        years        years
-------------------------------------------------------------------------------
Investment securities at
   amortized cost             $  28,629       19,884       53,269       31,371
Loans held for sale                   -            -            -            -
Loans                           182,848       72,291      159,650       46,715
Other interest-earning assets     4,783            -            -            -
Non-rate-sensitive assets             -            -            -       29,286
                               --------     --------     --------     --------
Total assets                  $ 216,260       92,175      212,919      107,372
                               --------     --------     --------     --------
Interest-bearing deposits       155,627       58,337       29,228      124,554
Borrowed funds                   98,775       23,951       22,000       27,716
Non-rate-sensitive
   liabilities and equity           918        2,967       19,778       64,875
                               --------     --------     --------     --------
Total liabilities and equity  $ 255,320       85,255       71,006      217,145
                               --------     --------     --------     --------
Period gap                    $ (39,060)       6,920      141,913     (109,773)
                              =========     ========     ========     ========
Percent of total assets          -6.21%        1.10%       22.57%      -17.46%
Cumulative gap (current)      $ (39,060)     (32,140)     109,773            -
Percent of total assets          -6.21%       -5.11%       17.46%         0.0%
-------------------------------------------------------------------------------

     The earnings simulation model forecasts captures the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
     The Bank's most recent simulation model projects net interest income would increase by approximately 1.63% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 5.09% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.46% in a falling-rate scenario and decrease by 7.32% in a rising rate scenario when compared to the year-one base scenario.



Page 27
QUANTITATIVE AND QUALITATIVE MARKET RISK, CONTINUED

     A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2004 is presented in the following table:

-------------------------------------------------------------
Changes in Net Interest Income                           2004
-------------------------------------------------------------
Year 1
Projected change if rates decrease by 1.0%             +1.63%
Projected change if rates increase by 2.0%             -5.09%
-------------------------------------------------------------
Year 2
Projected change if rates decrease by 1.0%             +4.46%
Projected change if rates increase by 2.0%             -7.32%
-------------------------------------------------------------

     This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. Loans and deposits are projected to maintain stable balances. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in similar assets. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non-contractual deposit volatility and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed annually and reviewed by ALCO.
     The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2004. In Management's opinion, the Bank-only information would not be materially different than that for the Company's consolidated balances. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

INTEREST RATE RISK MANAGEMENT

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2004, the Company was not using any derivative instruments for interest rate risk management.
     The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2004, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates may rise again in the final quareter of 2004 and believes that the current level of interest rate risk is acceptable.

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






















































Page 30
ITEM 2.     CHANGES IN SECURITIES, USE OF PROECEEDS,
            AND ISSUER PURCHASES OF EQUITY SECURITIES


The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first nine months of 2004, 6,655 shares were issued pursuant to this Plan, as presented in the following table:

-------------------------------------------
Month                      Number of Shares
-------------------------------------------
January 2004                          1,460
February 2004                           534
March 2004                              777
April 2004                            1,640
May 2004                                243
June 2004                               238
July 2004                             1,163
August 2004                             272
Septmeber 2004                          328
                                     ------
                                      6,655
                                     ======
-------------------------------------------


































Page 31
ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

























































Page 32
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

























































Page 33
ITEM 5:     Other Information


A.   None.

B. Material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

On October 7, 2004, the registrant's board of directors approved changes to the registrant's bylaws, effective upon adoption. The changes are summarized as follows:

Section 3.8. This provision defines the manner in which shareholders may propose items for consideration at the annual meeting of shareholders. A person wishing to nominate a director or bring other business before the annual meeting must be a record shareholder and give timely notice in writing to the Clerk containing specific information required by the registrant's bylaws. The notice must be received by the registrant not less than 90 nor more than 135 days before the anniversary date of the prior year's annual meeting, unless the annual meeting is to be held on a date more than thirty days before or after such anniversary date, in which case the notice must be received not later than 10 days after the registrant announces publicly the intended date of the annual meeting.





































Page 34
ITEM 6:     Exhibits, Financial Statement Schedules, and reports on Form 8-K

EXHIBITS

 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

 3.1 Conformed Copy of the Registrants Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed under item 5.03 on October 7, 2004.

 3.2 Conformed Copy of the Registrant's Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed under item 5.03 on October 7, 2004.

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



                                   FIRST NATIONAL LINCOLN CORPORATION



November 9, 2004                         /s/ Daniel R. Daigneault
Date                                     Daniel R. Daigneault
                                         President & Chief Executive Officer



November 9, 2004                         /s/ F. Stephen Ward
Date                                     F. Stephen Ward
                                         Treasurer & Chief Financial Officer





































Page 36