Form 10-K
period 2004-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2005-03-15
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

Commission File Number 0-26589

FIRST NATIONAL LINCOLN CORPORATION

(Exact name of Registrant as specified in its charter)

MAINE      01-0404322

(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)

MAIN STREET, DAMARISCOTTA, MAINE          04543

(Address of principal executive offices)                         (Zip code)

(207) 563-3195

Registrant's telephone number, including area code

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

Yes ☒ No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No[_]

State the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004:

Common Stock, $.01 par value per share: $123,726,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2005

Common Stock: 9,898,067 shares

ITEM 1. Discussion of Business

First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. As of December 31, 2004, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 7,356,836 shares outstanding and held of record by approximately 1,500 shareholders.

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

On January 14, 2005, the merger of FNB Bankshares (FNB) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, into the Company was completed. As a result of the merger, the Company added seven banking offices and one investment management office in Hancock and Washington counties, which are commonly referred to as the Down East region of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into the Bank at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A. Additional information about the merger can be found in "Subsequent Events" in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June, 2001, the Bank acquired White Pine Asset Management of Portland, Maine, which then became part of Pemaquid Advisors. Pemaquid Advisors operates from its offices on Bristol Road in Damariscotta, Maine, Townsend Avenue, Boothbay Harbor, Maine, and Pleasant Street, Brunswick, Maine.

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

Customer Information Security

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

Privacy

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

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. The S-O Act's principal provisions, many of which have been interpreted through regulations released in 2003 and 2004, provide for and include, among other things:

• The creation of an independent accounting oversight board;
• Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
• Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

•      The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

• An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors;
• Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
• Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC) and if not, why not;
• Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•      A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

• Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and
• A range of enhanced penalties for fraud and other violations.

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

On December 31, 2004, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 12.71% and 11.62%, respectively, and its Leverage Capital Ratio was 8.03%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

Deposit Insurance Assessments.

The FDIC uses a risk-based system which assigns the Bank to one of three capital categories (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three subgroups within a capital category on the basis of supervisory evaluations by the applicable Bank's primary federal regulator and, if applicable, other information relevant to the Bank's financial condition and the risk posed to the BIF. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank, the extent of which is not currently quantifiable. The risk classification to which an institution is assigned by the FDIC is confidential and may not be disclosed. Assessment rates in 2004 ranged from 0% of domestic deposits for an institution in the lowest risk category (i.e. well capitalized and healthy from a supervisory standpoint) to 0.27% of domestic deposits for institutions in the highest risk category (i.e., undercapitalized and unhealthy from a supervisory standpoint). The Deposit Insurance Funds Act of 1996 eliminates the minimum assessment and authorizes the Financing Corporation (FICO) to levy assessments on BIF-assessable deposits. The actual assessment rates for FICO are adjusted on a quarterly basis to reflect changes in the assessment bases of the insurance funds. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.

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

Real Estate Lending Standards.

FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

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

Employees

At December 31, 2004, the Company had 137 employees and full-time equivalency of 135 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

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

In 2001, the Bank purchased property at 9 Bristol Road in Damariscotta, Maine and moved its Pemaquid Advisors division into the facility. The division also occupies leased office space on Pleasant Street in Brunswick, Maine, from which it provides its services to the Brunswick/Portland market.

In 2002, the Bank purchased property formerly owned by Fleet Bank on Townsend Avenue in Boothbay Harbor for use as a conference and loan closing facility as well as to provide space for Pemaquid Advisors. In 2003, the Company purchased an abutting property to this to provide potential for future expansion.

As result of the FNB merger which was completed on January 14, 2005, the Company added seven banking offices and one investment management office in Hancock and Washington counties.

The Company owns all of its facilities except for the Camden and Brunswick locations, for which the Bank entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The following was submitted to a vote of security holders of the Company during the fourth quarter of 2004:

On or about November 22, 2004, notice was mailed providing notice of a special meeting of shareholders of the Company at 10:00 a.m., local time, on January 11, 2005, at St. Patrick’s Parish Hall, Newcastle, Maine, for the following purposes:

•

to consider and vote upon a proposal to approve an agreement and plan of merger, dated as of August 25, 2004, between the Company and FNB Bankshares, as described in an accompanying joint Proxy Statement/Prospectus;

•

to consider and vote upon a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approve the merger agreement; and

•	to transact such other business as may properly come before the special meeting or any adjournment or postponement of the special meeting.

The close of business on November 19, 2004, was fixed as the record date for the determination of shareholders entitled to notice of and to vote at the special meeting.

The results of the voting were as follows:

	#1 - Merger			#2 - Special Meeting
	For	Against	Abstain	For	Against	Abstain
Brokers	1,785,065	31,800	2,388	1,752,293	65,772	1,188
Direct	3,594,821	263,228	4,542	3,558,389	263,528	40,674
	5,379,886	295,028	6,930	5,310,682	329,300	41,862

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the NASDAQ National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2004 and 2003. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2004[1]		2003[1]
	High	Low	High	Low
1st Quarter	$16.83	$14.80	$12.50	$10.00
2nd Quarter	24.52	15.08	13.77	11.17
3rd Quarter	19.70	17.00	14.33	13.06
4th Quarter	19.25	16.96	17.02	14.17

1Adjusted to reflect the three-for-one stock split, paid in the form of a 200% stock dividend, in 2004.

The last transaction of the Company's stock on the NASDAQ National Market System during 2004 was on December 31 at $17.45 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity.

The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share[1]	Date Payable
March 20, 2003	$0.090	April 30, 2003
June 19, 2003	$0.093	July 31, 2003
September 25, 2003	$0.097	October 31, 2003
December 18, 2003	$0.100	January 30, 2004
March 11, 2004	$0.103	April 30, 2004
June 17, 2004	$0.110	July 30, 2004
September 16, 2004	$0.115	October 29, 2004
December 16, 2004	$0.120	January 28, 2005

1Adjusted to reflect the three-for-one stock split, paid in the form of a 200% stock dividend, in 2004.

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2004, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 11.05% and 12.14%, respectively, as of December 31, 2004.

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During 2004, 8,780 shares were issued pursuant to this Plan.

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts	Years ended December 31,
	2004	2003	2002	2001	2000
Summary of Operations
Operating Income	$35,195	32,688	34,258	33,960	30,890
Operating Expense	23,275	22,303	25,072	26,239	24,390
Net Interest Income	21,504	17,744	17,103	15,031	12,770
Provision for Loan Losses	880	907	1,323	1,230	700
Net Income	8,509	7,427	6,507	5,493	4,607
Per Common Share Data
Net Income
Basic	1.16	1.02	0.90	0.77	0.64
Diluted	1.14	1.00	0.88	0.75	0.63
Cash Dividends (Declared)	0.45	0.38	0.33	0.27	0.22
Book Value	7.18	6.57	5.89	5.20	4.65
Market Value	17.45	16.63	10.49	7.37	5.17
Financial Ratios
Return on Average Equity	17.10%	16.39%	16.34%	15.51%	15.15%
Return on Average Assets	1.41	1.41	1.39	1.33	1.27
Average Equity to Average Assets	8.22	8.58	8.49	8.55	8.36
Net Interest Margin( Tax-Equivalent)	3.93	3.73	4.00	3.99	3.88
Dividend Payout Ratio (Declared)	38.62	37.13	36.16	35.65	34.20
Allowance for Loan Losses/Total Loans	0.99	1.05	1.11	1.00	0.87
Non-Performing Loans to Total Loans	0.34	0.39	0.32	0.22	0.89
Non-Performing Assets to Total Assets	0.25	0.29	0.27	0.20	0.69
Efficiency Ratio (Tax-equivalent)	48.78	48.32	50.49	50.60	52.06
At Year End
Total Assets	$634,238	568,812	494,068	434,466	393,216
Total Loans	478,332	398,895	332,074	301,304	264,929
Total Investment Securities	126,827	136,689	122,073	108,186	105,220
Total Deposits	369,844	359,077	334,224	262,689	254,566
Total Borrowings	207,206	157,822	113,365	131,357	102,919
Total Shareholders’ Equity	52,815	47,718	42,695	37,334	33,160
				High	Low
Market price per common share of stock during 2004				$24.52	14.80
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004

ITEM 7. Management's Discussion of Financial Condition and Results of Operations

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

The Bank offers a wide variety of traditional banking services and derives the majority of its revenues from net interest income -- the spread between what it earns on loans and investments and what it pays for deposits and borrowed funds. While net interest income typically increases as earning assets grow, the spread can vary up or down depending on the level and direction of movements in interest rates. Management believes the Bank has limited exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion. In addition, the banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This seasonal swing is fairly predictable and has not had a materially adverse effect on the Bank.

Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts, fees for processing merchant credit card receipts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through Pemaquid Advisors, an operating division of the Bank. Pemaquid Advisors operates three offices in Damariscotta, Boothbay Harbor and Brunswick, Maine.

The Company posted record earnings in 2004, continuing the positive growth in both assets and income seen during the past ten years. During this period, the Company focused on cost reduction and increased efficiency prior to 1997 to increase its profitability. In the subsequent years, however, the Company's strategy has changed to controlled, profitable, "organic" growth and selective growth through acquisition, if attractive opportunities became available.

The value of this strategy can be seen in the Company's expansion into Knox County during the past six years, where offices were opened in Rockport and Camden in 1997 and 1998, respectively, and in Rockland in 2001. These offices have far exceeded their initial goals and have provided the opportunity for substantial new market growth. This expansion has not come at the expense of profitability, however. Since the Bank has traditionally operated on a lower net interest margin than its peers, it operates with lower expenses than its peers, and this is reflected in its efficiency ratio, which is consistently better than its peer's, on average. In 2004, the Company's non-interest operating expenses increased 15.3% or $1,771,000 over 2003's total, and posted an efficiency ratio of 0.49, calculated on a tax-equivalent basis. The impact of this can be seen in the Company's return on average assets and return on average equity, which were 1.41% and 17.10%, respectively, in 2004, and significantly higher than those of its peer group, on average.

Subsequent Events

The merger of FNB Bankshares (FNB) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, into the Company was completed on January 14, 2005. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. The products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and this will also provide a larger capacity to lend money and a stronger overall funding base.

As part of the merger, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share. At the time of the merger, there were outstanding options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

The total value of the transaction was $47,961,000, and all of the voting equity interest of FNB was acquired in the transaction. The Company assumed all outstanding liabilities of FNB, including liabilities under certain Employment Continuity Agreements and Split Dollar Agreements with executive officers of FNB. The merger was intended to qualify as a reorganization for federal income tax purposes and provide for a tax-free exchange of shares.

The transaction will be accounted for as a purchase and, accordingly, the operations of FNB will be included in the Company’s future consolidated financial statements from the date of acquisition. The purchase price will be allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired will be recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill related to the core deposit intangible will be amortized over its expected economic life, and remaining goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

As a result of the merger, the Company added seven banking offices and one investment management office in Hancock and Washington counties, which are commonly referred to as the Down East region of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into the Bank at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A.

Total assets of FNB at December 31, 2004, were $229.3 million, an increase of $9.7 million or 4.4% over total assets of $219.6 million at December 31, 2003. During 2004, FNB's balance sheet saw a shift in favor of the loan portfolio, with total loans increasing $24.5 million or 15.2% from $161.1 million at December 31, 2003 to $185.6 million at December 31, 2004. During the same period, investment securities decreased $8.5 million or 24.1% from $35.4 million to $26.8 million. Balance sheet growth in 2004 was funded almost entirely with deposits.

Net income for FNB was $2.4 million, an increase of $0.4 million or 21.3% over net income posted for 2003 of $2.0 million. This continues the earnings growth experienced by FNB during the past five years, one of the positive factors evaluated by the Company in its decision to enter into the merger. FNB's efficiency ratio in 2004 was 0.72, an improvement over the efficiency ratio for FNB of 0.73 in 2003. It is expected that the combined entity will realize cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs. The Company also expects that a larger legal lending limit, increased capital base and a wider range of funding sources will enable the combined entity to grow assets at a higher rate in the Down East region served by FNB as a result of the merger. This, in the long-term, is expected to enhance the overall profitability of the Company.

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses and the valuation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results are likely to differ from the amount derived from Management's estimates and assumptions, and such differences could be substantial.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for loan losses is discussed in more detail in the Assets and Asset Quality section of this report.

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

Results of Operations

Net income for the year ended December 31, 2004 was $8.5 million -- the highest ever recorded by the Company. This represents a 14.6% or $1.1 million increase from net income of $7.4 million posted in 2003 and is $2.0 million, or 30.8%, above 2002's net income of $6.5 million. The results in 2004 are attributable to strong asset growth, wider net interest margins compared to 2003, and controlled operating expenses.

Net Interest Income

Net interest income in 2004 was $21.5 million, an increase of $3.8 million or 21.2% over the $17.7 million posted by the Company in 2003. Asset growth was responsible for the largest amount of this increase, both in the loan portfolio as well as in investments, when based on average balances for the year. At the same time, margins widened in 2004 primarily due to lower average funding costs for the year for both deposits and other borrowings when compared to 2003.

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2004, 2003, and 2002.

Year ended December 31, 2004 compared to 2003
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (48)	1	(1)	(48)
Investment securities	316	219	10	545
Loans held for sale	(88)	(6)	4	(90)
Loans	4,296	(1,308)	(262)	2,726
Total interest income	4,476	(1,094)	(249)	3,133
Interest expense
Deposits	629	(1,149)	(125)	(645)
Borrowings	1,052	(932)	(247)	(127)
Total interest expense	1,681	(2,081)	(372)	(772)
Change in net interest income	$ 2,795	987	123	3,905

Year ended December 31, 2003 compared to 2002
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ 10	(18)	(2)	(10)
Investment securities	673	(1,279)	(112)	(718)
Loans held for sale	(28)	(27)	5	(50)
Loans	3,211	(3,422)	(496)	(707)
Total interest income	3,866	(4,746)	(605)	(1,485)
Interest expense	-	-	-
Deposits	1,282	(2,713)	(451)	(1,882)
Borrowings	108	(619)	(15)	(526)
Total interest expense	1,390	(3,332)	(466)	(2,408)
Change in net interest income	$ 2,476	(1,414)	(139)	923

1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents, for the years ended December 31, 2004, 2003 and 2002, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2004		2003		2002
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 4	0.99%	$ 52	0.96%	$ 62	1.34%
Investments	7,512	5.54%	6,967	5.37%	7,685	6.44%
Loans held for sale	11	5.72%	101	6.11%	151	7.46%
Loans	24,162	5.50%	21,436	5.86%	22,143	6.93%
Total interest-earning assets	31,689	5.51%	28,556	5.67%	30,041	6.74%
Interest-bearing liabilities
Deposits	5,175	1.44%	5,820	1.79%	7,702	2.76%
Other borrowings	3,849	2.43%	3,976	3.18%	4,502	3.68%
Total interest-bearing liabilities	9,024	1.74%	9,796	2.17%	12,204	3.04%
Net interest income	$ 22,665		$ 18,760		$ 17,837
Interest rate spread		3.77%		3.50%		3.70%
Net interest margin		3.94%		3.73%		4.00%

Non-Interest Income

Non-interest income decreased by 9.3% from $5.1 million in 2003 to $4.7 million in 2004. The decrease was attributable to decreased income on mortgage origination and servicing due to lower volumes of loans originated and sold in a flat to rising interest rate climate, and decreased document preparation fees on loans. Non-interest income increased by 4.0% from $5.0 million in 2002 to $5.1 million in 2003. The increase was attributable to increased income on mortgage origination and servicing due to higher volumes of loans originated and sold in a favorable interest rate climate, and increased document preparation fees on loans.

Non-Interest Expense

Non-interest expense increased 15.3% to $13.4 million in 2004 from $11.6 million in 2003. This increase was the result of budgeted compensation increases and additional marketing costs. Non-interest expense increased 0.5% to $11.6 million in 2003 from $11.5 million in 2002. This very small increase was the result of budgeted but not filled staff positions, higher levels of deferred loan origination costs in accordance with SFAS 91, and a reduction in costs associated with asset liquidation.

Net Income

Net income for 2004 was $8.5 million -- a 14.6% or $1.1 million increase from net income of $7.4 million that was posted in 2003. Net interest income, the most significant component, increased 21.2%. Earnings per share for the year ended December 31, 2004 increased 13.7% to $1.16, compared to $1.02 in 2003, and $0.90 in 2002. Earnings per share on a fully diluted basis increased 14.3% for the year ended December 31, 2004, to $1.14, compared to $1.00 in 2003, and $0.88 in 2002. Both earnings per share and net income set new records in 2004. Book value per share was $7.18 on December 31, 2004, up from $6.57 on December 31, 2003 and $5.89 on December 31, 2002.

Net income for 2003 was $7.4 million -- a 14.1% or $0.9 million increase from net income of $6.5 million that was posted in 2002. While net interest income increased only 3.7%, the significant increase in non-interest income and controlled operating expense played a major role in the Company's overall results in 2003.

Key Ratios

Return on average assets in 2004 was 1.41%, equal to the 1.41% posted in 2003 and up from 1.39% in 2002. Return on average equity was 17.10% in 2004, compared to 16.39% in 2003 and 16.34% in 2002. The increase in 2004 was primarily due to the record earnings caused by the factors noted above.

The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.49 in 2004 compared to 0.60 for its peer group, on average. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). The Company's efficiency ratio was 0.48 in 2003 compared to 0.60 for its peer group average.

Investment Management and Fiduciary Activities

As of December 31, 2004, Pemaquid Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $159.5 million, consisting of 578 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2003 when 614 accounts with market value of $134.8 million were under management. The growth in assets under management during 2004 was the result of a combination of business development activities as well as an increase in the market value of existing assets.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31,
Dollars in thousands	2004	2003	2002
Cash and cash equivalents	$ 12,968	10,734	9,419
Interest-bearing deposits	406	5,418	4,640
Investments
U.S. Treasury and government agency securities	59,161	52,201	60,480
Obligations of states and political subdivisions	35,127	29,045	21,774
Other securities	41,344	48,507	37,045
Total investments	135,632	129,753	119,299
Loans held for sale	198	1,646	2,025
Loans
Commercial	148,819	132,650	112,483
Consumer	26,058	26,475	29,898
State and municipal	12,385	12,006	8,377
Real estate	252,074	194,851	168,872
Total loans	439,336	365,982	319,630
Allowance for loan losses	(4,525)	(3,964)	(3,401)
Net loans	434,811	362,018	316,229
Premises and equipment	8,970	7,680	7,803
Other assets	10,470	10,735	9,526
Total assets	$ 603,455	527,984	468,941
Deposits
Demand	$ 29,907	27,689	24,316
NOW	57,365	51,462	45,916
Money market	81,785	86,199	50,490
Savings	65,452	62,496	53,313
Certificates of deposit	74,730	69,754	76,115
Certificates of deposit over $100,000	81,085	55,376	53,022
Total Deposits	390,324	352,976	303,172
Borrowed funds	158,308	125,191	122,253
Other liabilities	5,208	4,490	3,697
Total Liabilities	553,840	482,657	429,123
Common stock	74	74	74
Additional paid-in capital	3,047	4,638	4,638
Retained earnings	44,183	40,510	36,002
Net unrealized gain on securities available for sale	2,311	2,497	1,294
Treasury stock	-	(2,392)	(2,190)
Total capital	49,615	45,327	39,818
Total liabilities and capital	$ 603,455	527,984	468,941

Assets and Asset Quality

The Company experienced strong asset growth in 2004, with the loan portfolio increasing by $79.4 million or 19.9%, while the investment portfolio decreased $9.9 million or 7.2%. Total assets increased by 11.5% or $65.4 million from $568.8 million at December 31, 2003, to $634.2 million at December 31, 2004. Asset growth was funded with deposits, which increased $10.8 million, or 3.0%, and borrowed funds, which increased $49.4 or 31.3%. The balance sheet growth enabled the Company to increase net interest income by $3.7 million or 21.2% to $21.5 million.

The Bank's loan delinquency ratio compares very well to its peers, decreasing in 2004 to 0.80% at year end versus 1.00% on December 31, 2003 and 1.04% on December 31, 2002. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern. The levels seen in 2004 and 2003 are related to the Bank's ability to control loan quality and resolve delinquency issues quickly.

Investment Activities

During 2004, the Company's investment portfolio decreased 7.2% to end the year at $126.8 million, compared to $136.7 million on December 31, 2003. Much of the Company's investment portfolio consists of callable securities, and many of these securities were called by issuers in 2004, which resulted in lower portfolio yield.

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

In 2003, the growth in the Company's investment portfolio was primarily in U.S. Government Agency securities, and tax-exempt obligations of states and political subdivisions. These were selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2004, 2003, and 2002.

Dollars in thousands	2004	2003	2002
Securities available for sale
U.S. Treasury and agency	$ 2,942	2,925	-
Mortgage-backed securities	3,602	5,463	6,397
State and political subdivisions	14,240	14,852	14,626
Corporate securities	22,765	26,461	28,288
Federal Home Loan Bank stock	7,696	6,871	6,195
Federal Reserve Bank stock	53	53	53
Other equity securities	594	820	851
	$ 51,892	57,445	56,410
Securities to be held to maturity
U.S. Treasury and agency	26,529	44,419	30,952
Mortgage-backed securities	16,607	8,409	16,090
State and political subdivisions	24,196	17,823	12,032
Other securities	7,603	8,593	6,589
	74,935	79,244	65,663
Total securities	$ 126,827	136,689	122,073

The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2004. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency	$ -	-	$ -	-
Due in 1 year or less	-	-	-	-
Due in 1 to 5 years	-	-	-	-
Due in 5 to 10 years	-	-	11,522	4.64%
Due after 10 years	2,942	3.00%	15,007	5.51%
Total	2,942	3.00%	26,529	5.13%
Mortgage-Backed Securities
Due in 1 year or less	-	-	-	-
Due in 1 to 5 years	188	11.13%	149	3.12%
Due in 5 to 10 years	624	1.61%	2,311	4.40%
Due after 10 years	2,790	3.13%	14,147	4.25%
Total	3,602	3.28%	16,607	4.26%
State & Political Subdivisions
Due in 1 year or less	-	-	-	-
Due in 1 to 5 years	-	-	661	5.98%
Due in 5 to 10 years	7,746	4.76%	6,917	4.60%
Due after 10 years	6,494	5.12%	16,618	4.48%
Total	14,240	4.92%	24,196	4.55%
Corporate Securities
Due in 1 year or less	763	6.30%	125	4.00%
Due in 1 to 5 years	11,938	7.69%	478	8.01%
Due in 5 to 10 years	8,671	7.75%	-	-
Due after 10 years	1,393	3.71%	7,000	4.23%
Total	22,765	7.42%	7,603	4.46%
Equity Securities	8,343	2.35%	-	-
	$ 51,892	5.38%	$ 74,935	4.68%

Lending Activities

The loan portfolio experienced growth in almost all areas during 2004, with the most significant increase seen in residential real estate loans and commercial loans. Total loans were $478.3 million at December 31, 2004, a 19.9% increase from total loans of $398.9 million at December 31, 2003. The strong growth in the loan portfolio seen in 2004 was the result of keeping much of the Bank's residential mortgage origination in portfolio and growth in all loan categories in the Bank's newest offices in Knox County. This continues the loan growth trend experienced by the Company over the past ten years. In Management's opinion, should refinancing activity slow down due to an increase in interest rates, net income will not have a significant adverse impact due to the potential for increased market share and the continued opportunity to retain mortgage loans which are originated in the Bank's portfolio. The following tables summarize the Bank's loan portfolio as of December 31, 2004, 2003, 2002, 2001 and 2000.

Dollars in thousands	As of December 31,
	2004		2003		2002		2001		2000
Commercial
Real estate	$47,382	9.9%	40,521	10.2%	37,082	11.2%	32,638	10.8%	30,695	11.6%
Other	110,280	23.1%	97,487	24.4%	82,504	24.8%	68,378	22.7%	53,362	20.1%
Residential real estate
Term	279,110	58.4%	223,251	56.0%	174,070	52.4%	159,743	53.0%	139,300	52.6%
Construction	1,066	0.2%	2,483	0.6%	1,019	0.3%	2,522	0.9%	1,060	0.4%
Consumer	26,544	5.5%	26,123	6.5%	27,925	8.4%	30,727	10.2%	33,028	12.5%
Municipal	13,950	2.9%	9,030	2.3%	9,474	2.9%	7,296	2.4%	7,484	2.8%
Total loans	$478,332	100%	398,895	100%	332,074	100%	301,304	100%	264,929	100%

The Bank issued both VISA and MasterCard credit cards until December 2002 when outstanding balances totaling $2.5 million were sold. Credit cards included in consumer loans in the table above totaled $2.5 million in 2001, and $2.7 million in 2000.

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2004.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial real estate	$ 324	658	3,779	42,622	47,383
Commercial other	19,102	18,342	18,379	54,457	110,280
Residential real estate	6	1,210	7,346	270,547	279,109
Residential construction	1,066	-	-	-	1,066
Consumer	3,291	9,448	5,129	8,676	26,544
Municipal	2,535	700	1,068	9,647	13,950
Totals	$ 26,324	30,358	35,701	385,949	478,332

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2004.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial loans	$ 135,085	28.2%
State and municipal loans	7,696	1.6%
Consumer loans	3,727	0.8%
Equity loans	65,032	13.6%
Residential adjustable-rate mortgages	134,825	28.2%
Total variable-rate loans	346,365	72.4%
Fixed-rate loans	131,967	27.6%
Total loans	$ 478,332	100.0%

Loan Concentrations

As of December 31, 2004, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

Although the Bank placed a larger volume of residential mortgages into the secondary market during the first six months of 2004 in comparison to the latter half of the year, the total amount of loans sold into the secondary market during 2004 was lower than that sold in 2003. This resulted in a lower level of non-interest income but increased the level of interest income since a higher level of loans was retained in the Bank's portfolio. Loans held for sale are carried at the lower of cost or market value, with no balance at December 31, 2004 compared to $1.0 million at December 31, 2003.

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

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by Management in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of the commercial loan portfolio are also assessed on a regular basis by an independent loan review consulting firm. An ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies are also performed. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon Management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

Consumer loans, which include residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type and on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Allocations for these loan categories are principally determined by applying loss factors that represent Management’s estimate of inherent losses. In each category, inherent losses are estimated based upon Management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk-rated if considered necessary by Management.

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2004, impaired loans with specific reserves totaled $0.7 million (all of these loans were on non-accrual status) and the amount of such reserves were $0.2 million.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of December 31, 2004.

The following table reflects the Bank's allowance for loan losses by category of loan as of December 31, 2004, 2003, 2002, 2001, and 2000. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans. The percentages represent the proportion of each category to the total amount of loans outstanding at each date.

Dollars in thousands	As of December 31,
	2004		2003		2002		2001		2000
Real estate	$856	58%	690	56%	568	53%	618	54%	562	53%
Commercial	2,509	36%	2,237	37%	1,835	39%	1,467	36%	907	34%
Consumer	711	6%	752	7%	806	8%	604	10%	631	13%
Unallocated	638	-	521	-	491	-	311	-	201	-
Total	$4,714	100%	4,200	100%	3,700	100%	3,000	100%	2,301	100%

Net loans charged off in 2004 were $0.4 million, or 0.08% of average loans outstanding for the year due to fewer consumer loan chargeoffs resulting from the sale of the Bank's credit card portfolio in 2002 and a change in indirect automobile loan practices. This compares to net loan chargeoffs of $0.4 million, or 0.10% in 2003 and $0.6 million or 0.19% in 2002. The following table summarizes the activity with respect to loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

	Years ended December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Balance at beginning of year	$4,200	3,700	3,000	2,301	2,035
Loans charged off:
Commercial[1]	260	184	432	391	164
Real estate mortgage	-	19	24	1	5
Consumer	180	352	268	243	388
Total	440	555	724	635	557
Recoveries on loans previously charged off
Commercial[1]	14	52	16	34	44
Real estate mortgage	-	2	-	1	6
Consumer	60	94	85	69	73
Total	74	148	101	104	123
Net loans charged off	366	407	623	531	434
Provision for loan losses	880	907	1,323	1,230	700
Balance at end of year	$4,714	4,200	3,700	3,000	2,301
Ratio of net loans charged off to average loans outstanding	0.08%	0.10%	0.19%	0.19%	0.17%

1 Includes commercial real estate loans

During 2004, a provision of $0.9 million was made to the allowance for loan losses, compared to a provision of $0.9 million in 2003, and $1.3 million in 2002. In Management's opinion, this level of provision in 2004 was appropriate given the amount of growth in the loan portfolio and the overall credit quality of the portfolio. At December 31, 2004, the allowance for loan losses stood at $4.7 million, or 0.98% of total loans outstanding. This compares to $4.2 million or 1.05% of total loans outstanding at December 31, 2003, and $3.7 million, or 1.11% of total loans outstanding at December 31, 2002. In Management's opinion, past levels of provision to the allowance for loan losses have been appropriate, as demonstrated by net loans charged off shown in the table above.

Non-Performing Assets

The Bank's loan delinquency ratio decreased slightly in 2004 and was 0.80% on December 31, 2004, versus 1.00% on December 31, 2003. In Management's opinion, there has been no pattern or trend in non-performing assets of concern. The increase in 2000 was related to isolated circumstances involving a small number of borrowers. This level remains low relative to the Bank's peer group average, and the levels at December 31, 2004, 2003, 2002 and 2001 are in line with the Management's opinion of a normal range of delinquency rates for the Bank. The following table sets forth a summary of delinquent loans (more than ninety days past due) by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2004, 2003, 2002, 2001 and 2000.

	As of December 31,
Dollars in thousands	2004	2003	2002	2001	2000
Commercial real estate and business	$ 1,580	1,320	921	655	2,479
Residential real estate	270	517	463	275	267
Consumer	32	78	92	150	103
Total	$ 1,882	1,915	1,476	1,080	2,849
Non-accrual loans included in above total	$ 1,601	1,537	1,070	667	2,366
Income not recognized from non-accrual loans	$ 189	85	108	77	185

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

Other real estate owned was sold during 2004, and at December 31, 2004 there were no properties owned, compared to two properties valued at $51,000 at December 31, 2003. Other real estate owned and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. These can include properties which secure loans where the Bank obtains possession of the underlying collateral from the borrower or other assets repossessed in connection with non-real estate loans. Other real estate owned and repossessed assets are carried at the lower of cost or fair value less the estimated selling expenses of the collateral. An allowance is established for the amount by which cost exceeds fair value less estimated selling expenses on a property by property basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value of the property are charged to operations. Gains and losses upon disposition of the property are reflected in earnings as realized.

Funding, Liquidity and Capital Resources

The Company's principal sources of funding are deposits and borrowed funds from the Federal Home Loan Bank of Boston. The Company has a comprehensive liquidity management program. It maintains adequate funding for its assets by acquiring deposits in its local market as well as through wholesale sources. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and a $5.0 million credit line with a correspondent bank.

While the Bank maintains an available for sale portfolio of securities to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or its securities repurchase agreements for this purpose. At December 31, 2004, the Company had a net unrealized gain of $2.0 million (net of $1.0 million in deferred income taxes) on available for sale securities.

Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity and also fluctuate as a result of changes in volume of wholesale certificates of deposit due to interest rates. In 2004, the maximum amount of deposits at any month end was $413.1 million on July 31. This balance is somewhat higher than the $369.8 million at December 31, 2004, as a result of higher levels of wholesale certificates of deposit that were replaced with repurchase agreements. Because of uncertainty about future interest rates, in recent years investors have shown a preference for short-term deposits which could reprice quickly should rates rise.

As of December 31, 2004, the Bank had primary sources of liquidity of $79.1 million, or 9.2% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. Management has not seen any recent significant deposit trends which would have a material effect on the Bank's liquidity position.

Deposits

The Bank realized an increase in deposits of 3.0% from year end 2003 to 2004, compared to a 7.4% increase in 2003 and a 27.2% increase in 2002 from year end to year end. The majority of growth in 2004 was seen in certificates of deposit. The addition of three offices in Knox County during the past six years has provided additional deposit gathering opportunities for the Bank, and in 2004, these offices posted deposit growth of $4.0 million.

The Bank's average cost of deposits (including non-interest-bearing accounts) was 1.33% for the year ended December 31, 2004, compared to 1.65% for the year ended December 31, 2003 and 2.54% for the year ended December 31, 2002. This reduction in average cost realized over the past two years is consistent with the interest rate policy and actions of the Open Market Committee of the Federal Reserve Board. The following table sets forth the average daily balance for the Bank's principal deposit categories for each period.

	Years ended December 31,			% growth
Dollars in thousands	2004	2003	2002	2004 vs. 2003
Demand deposits	$ 29,907	27,689	24,316	8.0%
NOW accounts	57,365	51,462	45,916	11.5%
Money market accounts	81,785	86,199	50,490	(5.1%)
Savings	65,452	62,496	53,313	4.7%
Certificates of deposit	155,815	125,130	129,137	24.5%
Total Deposits	$ 390,324	352,976	303,172	10.6%

The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2004	2003	2002
NOW	0.20%	0.20%	0.49%
Money market	1.38%	1.47%	2.47%
Savings	0.79%	0.93%	1.83%
Certificates of deposit	2.19%	3.09%	4.07%
Total interest-bearing deposits	1.44%	1.79%	2.76%

Of all certificates of deposit, $103.9 million or 78.1% will mature by December 31, 2005. As of December 31, 2004, the Bank held a total of $69.1 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2004	2003
Within 3 Months	$ 37,187	$ 11,949
3 Months through 6 months	12,162	5,940
6 months through 12 months	12,448	18,524
Over 12 months	7,332	27,807
Total	$ 69,129	$ 64,220

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2004, the Bank's total FHLB borrowing capacity was $190.2 million, of which $38.2 million was unused, which includes a credit line of $8.0 million for overnight borrowings. As of December 31, 2004, advances totaled $151.9 million, with a weighted average interest rate of 2.74% and remaining maturities ranging from one month to eight years. This compares to advances totaling $136.4 million, with a weighted average interest rate of 2.73% and remaining maturities ranging from one month to eight years, as of December 31, 2003.

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2004 was $49.9 million, compared to $20.3 million on December 31, 2003, and $19.3 million on December 31, 2002.

The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2004, 2003, and 2002 were $0.4 million, $1.1 million, and $3.5 million, respectively.

The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $207.2 million at the end of December during 2004, $151.7 million at the end of November for the year 2003, and $143.6 million at the end of May for the year 2002. The average amount outstanding during 2004 was $158.3 million with a weighted average interest rate of 2.43%. This compares to an average outstanding amount of $125.2 million with a weighted average interest rate of 3.18% in 2003, and an average outstanding amount of $122.3 million with a weighted average interest rate of 3.68% in 2002. This reduction in average cost realized over the past two years is consistent with the interest rate policy and actions of the Open Market Committee of the Federal Reserve Board.

Capital Resources

Capital at December 31, 2004 was sufficient to meet the requirements of regulatory authorities. For the year, average equity to average assets was 8.22% in 2004, versus 8.58% in 2003. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 8.02% on December 31, 2004, versus 8.06% in 2003.

At December 31, 2004, the Company had tier-one risk-based capital of 11.62% and tier-two risk-based capital of 12.71%, versus 11.82% and 12.92%, respectively, in 2003. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities. During 2004, the Company declared cash dividends of $0.103 per share for the first quarter, $0.110 per share for the second quarter, $0.115 per share for the third quarter, and $0.120 per share for the fourth quarter. The Company's dividend payout ratio was 38.62% of earnings in 2004, 37.13% in 2003, and 36.16% in 2002.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2005 will be that year's net income plus $9.7 million. A total of $3.3 million in dividends was declared in 2004.

In 2004, 86,100 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $0.3 million. The Company also purchased 24,393 shares of common stock for total consideration of $0.4 million, and 32,136 shares were issued via employee stock programs and the dividend reinvestment plan during the year.

Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations, including the FNB Bankshares merger.

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2004:

Dollars in thousands	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowed funds	$207,206	157,491	22,000	15,000	12,715
Operating leases	198	65	133	-	-
Certificates of deposit	133,029	103,901	20,092	9,036	-
Total contractual obligations	$340,433	261,457	42,225	24,036	12,715
Unused line, collateralized by residential real estate	$41,049	41,049	-	-	-
Other unused commitments	31,932	31,932	-	-	-
Standby letters of credit	41,000	41,000	-	-	-
Commitments to extend credit	11,652	11,652	-	-	-
Total loan commitments and unused lines of credit	$125,633	125,633	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2004, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2004, the Company made capital purchases totaling $1.1 million. This cost will be amortized over an average of ten years, adding approximately $108,000 to pre-tax operating costs per year. The capital purchases included primarily real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates will not have a significant impact on future operating results or financial condition.

Other Information

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123 (R)), "Share-Based Payment." SFAS 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments used.

SFAS No. 123(R) will be effective for the Company's quarterly interim financial reporting period ending September 30, 2005. Management expects adoption of SFAS 123(R) will not have a material effect on the Company's consolidated financial statements.

In December 2003, AcSEC issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. A transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.

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

Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands	2004 Q1	2004 Q2	2004 Q3	2004 Q4
Balance Sheets
Cash	$9,236	13,777	16,659	14,770
Investments	138,069	141,301	137,210	126,827
Net loans	411,363	438,853	456,777	473,618
Other assets	19,551	20,041	19,556	19,023
Total assets	$578,219	613,972	630,202	634,238
Deposits	$384,251	386,573	401,479	369,844
Borrowed funds	139,515	173,661	172,442	207,206
Other liabilities	5,101	4,223	4,749	4,373
Stockholders' equity	49,352	49,515	51,532	52,815
Total liabilities & equity	$578,219	613,972	630,202	634,238
Income Statements
Interest Income	$7,121	7,417	7,875	8,113
Interest expense	2,168	2,184	2,263	2,408
Net interest income	4,953	5,233	5,612	5,705
Provision for loan losses	240	240	240	160
Net interest income after provision	4,713	4,993	5,372	5,545
Non-interest income	1,103	1,120	1,300	1,143
Non-interest expense	3,124	3,236	3,576	3,436
Income before taxes	2,692	2,877	3,096	3,252
Income taxes	768	821	880	941
Net income	$1,924	2,056	2,216	2,311
Basic earnings per share	$0.26	0.28	0.30	0.31
Diluted earnings per share	$0.26	0.28	0.30	0.31

Dollars in thousands	2003 Q1	2003 Q2	2003 Q3	2003 Q4
Balance Sheets
Cash	$13,946	19,073	13,758	17,087
Investments	128,667	128,291	139,196	136,689
Net loans	343,821	365,090	380,739	395,677
Other assets	17,654	18,673	18,125	19,359
Total assets	$504,088	531,127	551,818	568,812
Deposits	$340,377	359,010	370,952	359,077
Borrowed Funds	115,151	121,933	129,583	157,822
Other liabilities	4,608	4,582	4,550	4,195
Stockholders' equity	43,952	45,602	46,733	47,718
Total liabilities & equity	$504,088	531,127	551,818	568,812
Income Statements
Interest Income	$6,868	6,804	6,815	7,053
Interest expense	2,768	2,640	2,229	2,159
Net interest income	4,100	4,164	4,586	4,894
Provision for loan losses	225	225	225	232
Net interest income after provision	3,875	3,939	4,361	4,662
Non-interest income	1,223	1,210	1,543	1,173
Non-interest expense	2,758	2,757	3,076	3,010
Income before taxes	2,340	2,392	2,828	2,825
Income taxes	661	663	816	818
Net income	$1,679	1,729	2,012	2,007
Basic earnings per share	$0.23	0.24	0.28	0.28
Diluted earnings per share	$0.23	0.23	0.27	0.27

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -9.3% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company's summarized static gap, as of December 31, 2004, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$ 17,489	12,112	67,670	29,556
Loans held for sale	-	-	-	-
Loans	177,471	72,910	168,988	58,963
Other interest-earning assets	4,793	-	-	-
Non-rate-sensitive assets	787	-	-	23,499
Total assets	$ 200,540	85,022	236,658	112,018
Interest-bearing deposits	$ 134,214	48,887	29,131	157,612
Borrowed funds	138,545	18,948	21,997	27,716
Non-rate-sensitive liabilities and equity	1,132	3,081	18,713	34,262
Total liabilities and equity	$ 273,891	70,916	69,841	219,590
Period gap	(73,351)	14,106	166,817	(107,572)
Percent of total assets	-11.57%	2.22%	26.30%	-16.96%
Cumulative gap (current)	(73,351)	(59,245)	107,572	-
Percent of total assets	-11.57%	-9.34%	16.96%	0.00%

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

The most recent simulation model projects net interest income would increase by approximately 3.4% of stable-rate net interest income if rates fall gradually by one percentage point over the next year, and decrease by approximately 1.2% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 5.7% in a falling rate scenario and decrease by 1.6% in a rising rate scenario. A summary of the Company's interest rate risk simulation modeling, as of December 31, 2004 and 2003 is presented in the following table:

Changes in Net Interest Income	2004	2003
Year 1
Projected changes if rates decrease by 1.0%	+3.4%	+2.2%
Projected change if rates increase by 2.0%	-1.2%	-0.4%
Year 2
Projected changes if rates decrease by 1.0%	+5.7%	+2.8%
Projected change if rates increase by 2.0%	-1.6%	-5.6%

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

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2004, the Company was not using any derivative instruments for interest rate risk management.

Management believes that the current level of interest rate risk is acceptable as of December 31, 2004. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2004, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.

Item 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

First National Lincoln Corporation and Subsidiary

As of December 31,	2004	2003
Assets
Cash and cash equivalents	$ 14,770,000	$ 17,087,000
Securities available for sale	51,892,000	57,445,000
Securities to be held to maturity, fair value of $75,601,000 at December 31, 2004, and $80,820,000 at December 31, 2003	74,935,000	79,244,000
Loans held for sale, at cost	-	982,000
Loans	478,332,000	398,895,000
Less allowance for loan losses	4,714,000	4,200,000
Net loans	473,618,000	394,695,000
Accrued interest receivable	2,791,000	2,743,000
Premises and equipment, net	9,061,000	9,007,000
Other real estate owned	-	51,000
Other assets	7,171,000	7,558,000
Total assets	$ 634,238,000	$ 568,812,000
Liabilities
Demand deposits	$ 31,181,000	$ 28,874,000
NOW deposits	60,550,000	52,161,000
Money market deposits	76,411,000	80,586,000
Savings deposits	68,673,000	63,356,000
Certificates of deposit	63,900,000	69,880,000
Certificates of deposit $100,000 or more	69,129,000	64,220,000
Total deposits	369,844,000	359,077,000
Borrowed funds	207,206,000	157,822,000
Other liabilities	4,373,000	4,195,000
Total liabilities	581,423,000	521,094,000
Commitments and contingent liabilities (notes 12, 13 and 17)
Shareholders’ equity
Common stock, one cent par value	74,000	74,000
Additional paid-in capital	3,973,000	4,650,000
Retained earnings	46,809,000	42,988,000
Accumulated other comprehensive income
Net unrealized gain on securities available for sale, net of tax of $1,009,000 in 2004 and $1,286,000 in 2003	1,959,000	2,497,000
Treasury stock, at cost, 179,670 shares in 2003	-	(2,491,000)
Total shareholders’ equity	52,815,000	47,718,000
Total liabilities and shareholders’ equity	$ 634,238,000	$ 568,812,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	7,356,836	7,443,810
Number of shares outstanding	7,356,836	7,264,140
Book value per share	$ 7.18	$ 6.57
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Income

First National Lincoln Corporation and Subsidiary

Years ended December 31,	2004	2003	2002
Interest and dividend income
Interest and fees on loans	$23,982,000	$21,374,000	$22,154,000
Interest on deposits with other banks	4,000	52,000	62,000
Interest and dividends on investments (includes tax-exempt income of $1,802,000 in 2004, $1,585,000 in 2003, and $1,075,000 in 2002)	6,542,000	6,114,000	7,091,000
Total interest and dividend income	30,528,000	27,540,000	29,307,000
Interest expense
Interest on deposits	5,175,000	5,820,000	7,702,000
Interest on borrowed funds	3,849,000	3,976,000	4,502,000
Total interest expense	9,024,000	9,796,000	12,204,000
Net interest income	21,504,000	17,744,000	17,103,000
Provision for loan losses	880,000	907,000	1,323,000
Net interest income after provision for loan losses	20,624,000	16,837,000	15,780,000
Non-interest income
Fiduciary and investment management income	874,000	773,000	728,000
Service charges on deposit accounts	1,177,000	1,110,000	985,000
Mortgage origination and servicing income	419,000	930,000	685,000
Other operating income	2,197,000	2,335,000	2,553,000
Total non-interest income	4,667,000	5,148,000	4,951,000
Non-interest expense
Salaries and employee benefits	7,071,000	6,017,000	5,766,000
Occupancy expense	850,000	772,000	738,000
Furniture and equipment expense	1,431,000	1,339,000	1,286,000
Other operating expenses	4,019,000	3,472,000	3,755,000
Total non-interest expense	13,371,000	11,600,000	11,545,000
Income before income taxes	11,920,000	10,385,000	9,186,000
Income tax expense	3,411,000	2,958,000	2,679,000
Net income	$ 8,509,000	$ 7,427,000	$ 6,507,000
Earnings per common share:
Basic earnings per share	$ 1.16	$ 1.02	$ 0.90
Diluted earnings per share	1.14	1.00	0.88
Cash dividends declared per share	0.45	0.38	0.33
Weighted average number of shares outstanding	7,330,434	7,266,669	7,214,895
Incremental shares	149,721	195,042	170,412
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

First National Lincoln Corporation and Subsidiary

					Net
	Number				unrealized
	of				gain on
	common		Additional		securities		Total
	shares	Common	paid-in	Retained	available	Treasury	Shareholders'
	outstanding	stock	capital	earnings	for sale	stock	equity
Balance at December 31, 2001	7,174,125	$ 74,000	4,650,000	34,030,000	784,000	(2,204,000)	37,334,000
Net income	-	-	-	6,507,000	-	-	6,507,000
Net unrealized gain on securities available for sale, net of taxes of $714,000	-	-	-	-	1,386,000	-	1,386,000
Comprehensive income	-	-	-	6,507,000	1,386,000	-	7,893,000
Cash dividends declared	-	-	-	(2,363,000)	-	-	(2,363,000)
Payment to repurchase common stock	(96,201)	-	-	-	-	(945,000)	(945,000)
Proceeds from sale of common stock	166,155	-	-	-	-	628,000	628,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	148,000	-	-	148,000
Balance at December 31, 2002	7,244,079	74,000	4,650,000	38,322,000	2,170,000	(2,521,000)	42,695,000
Net income	-	-	-	7,427,000	-	-	7,427,000
Net unrealized gain on securities available for sale, net of taxes of $168,000	-	-	-	-	327,000	-	327,000
Comprehensive income	-	-	-	7,427,000	327,000	-	7,754,000
Cash dividends declared	-	-	-	(2,761,000)	-	-	(2,761,000)
Payment to repurchase common stock	(44,271)	-	-	-	-	(605,000)	(605,000)
Proceeds from sale of common stock	64,332	-	-	-	-	635,000	635,000
Balance at December 31, 2003	7,264,140	74,000	4,650,000	42,988,000	2,497,000	(2,491,000)	47,718,000
Net income	-	-	-	8,509,000	-	-	8,509,000
Net unrealized loss on securities available for sale, net of tax benefit of $277,000	-	-	-	-	(538,000)	-	(538,000)
Comprehensive income	-	-	-	8,509,000	(538,000)	-	7,971,000
Cash dividends declared	-	-	-	(3,292,000)	-	-	(3,292,000)
Payment to repurchase common stock	(25,543)	-	-	-	-	(404,000)	(404,000)
Proceeds from sale of common stock	118,239	-	(625,000)	-	-	1,447,000	822,000
Retirement of treasury stock	-	-	(52,000)	(1,396,000)	-	1,448,000	-
Balance at December 31, 2004	7,356,836	$ 74,000	3,973,000	46,809,000	1,959,000	(0)	52,815,000
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

First National Lincoln Corporation and Subsidiary

For the years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$8,509,000	$7,427,000	$6,507,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,009,000	966,000	952,000
Deferred income taxes	(3,000)	-	(255,000)
Provision for loan losses	880,000	907,000	1,323,000
Loans originated for resale	(15,375,000)	(53,859,000)	(42,531,000)
Proceeds from sales of loans	16,357,000	55,490,000	40,384,000
Net gain on sale of credit card portfolio	-	-	(219,000)
Net loss (gain) on sale of other real estate owned	4,000	(24,000)	-
Net change in other assets and accrued interest receivable	100,000	(896,000)	(308,000)
Net change in other liabilities	455,000	243,000	30,000
Net amortization (accretion) of premiums (discounts) on investments	88,000	458,000	(604,000)
Net cash provided by operating activities	12,024,000	10,712,000	5,279,000
Cash flows from investing activities:
Proceeds from maturities, payments and calls of securities available for sale	6,245,000	15,364,000	2,255,000
Proceeds from maturities, payments and calls of securities to be held to maturity	48,494,000	27,606,000	40,172,000
Proceeds from sales of other real estate owned	47,000	228,000	15,000
Net proceeds from sale of credit card portfolio	-	-	2,718,000
Purchases of securities available for sale	(1,529,000)	(15,987,000)	(5,581,000)
Purchases of securities to be held to maturity	(44,251,000)	(41,562,000)	(48,029,000)
Net increase in loans	(79,803,000)	(67,228,000)	(33,960,000)
Capital expenditures	(974,000)	(2,229,000)	(1,222,000)
Net cash used in investing activities	(71,771,000)	(83,808,000)	(43,632,000)
Cash flows from financing activities:
Net increase in demand deposits, savings, and money market accounts	11,838,000	12,178,000	83,926,000
Net increase (decrease) in certificates of deposit	(1,071,000)	12,675,000	(12,391,000)
Advances on long-term borrowings	8,215,000	30,000,000	24,000,000
Repayments on long-term borrowings	(27,331,000)	(28,000,000)	-
Net increase (decrease) in short-term borrowings	68,500,000	42,457,000	(41,992,000)
Payment to repurchase common stock	(404,000)	(605,000)	(945,000)
Proceeds from sale of common stock	822,000	635,000	628,000
Dividends paid	(3,139,000)	(2,663,000)	(2,261,000)
Net cash provided by financing activities	57,430,000	66,677,000	50,965,000
Net increase (decrease) in cash and cash equivalents	(2,317,000)	(6,419,000)	12,612,000
Cash and cash equivalents at beginning of year	17,087,000	23,506,000	10,894,000
Cash and cash equivalents at end of year	$14,770,000	17,087,000	23,506,000
Interest paid	$ 9,086,000	$10,148,000	$12,228,000
Income taxes paid	3,529,000	2,756,000	2,668,000
Non-cash transactions:
Loans transferred from other real estate owned, net	-	-	(68,000)
Net change in unrealized gain on securities available for sale	(815,000)	495,000	2,100,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Nature of Operations

First National Lincoln Corporation (the Company) through its wholly-owned subsidiary, The First National Bank of Damariscotta (the Bank), provides a full range of banking services to individual and corporate customers from seven offices in Mid-Coast Maine. Pemaquid Advisors, a division of the Bank, provides investment management, private banking and financial planning services. Pemaquid Advisors has three offices in Mid-Coast Maine.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

In preparing the financial statements in accordance with generally accepted accounting principles in the United States of America, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

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

Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts.

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

Loans

Loans are generally reported at their outstanding principal balances, adjusted for chargeoffs, the allowance for loan losses and any deferred fees or costs to originate loans. Loan commitments are recorded when funded.

Loan Fees and Costs

Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances, and the amortization is included with the related interest income.

Allowance for Loan Losses

Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be adequate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. Loans more than 30 days past due are considered delinquent.

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

Earnings Per Share

Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the stock options outstanding, determined by the treasury stock method. All share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004.

For the years ended December 31,	2004	2003	2002
Net income
As reported	$ 8,509,000	7,427,000	6,507,000
Value of option grants, net of tax	-	-	60,000
Pro forma	$ 8,509,000	7,427,000	6,447,000
Basic earnings per share
As reported	$ 1.16	1.02	0.90
Value of option grants, net of tax	-	-	0.01
Pro forma	$ 1.16	1.02	0.89
Diluted earnings per share
As reported	$ 1.14	1.00	0.88
Value of option grants, net of tax	-	-	0.01
Pro forma	$ 1.14	1.00	0.87

The fair market value of options granted, net of tax, was $60,000 in 2002. No options were granted in 2004 or 2003. The weighted average fair market value of options granted was $2.77 in 2002. The fair market value in 2002 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.07, risk-free interest rate of 1.59%, volatility of 37.73%, and an expected life of 10 years.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2004 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $5,091,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2004	Cost	Gains	Losses	(Estimated)
Securities available for sale:
U.S. Treasury and agency	$ 3,000,000	-	(57,000)	2,943,000
Mortgage-backed securities	3,524,000	82,000	(4,000)	3,602,000
State and political subdivisions	13,550,000	690,000	-	14,240,000
Corporate securities	20,536,000	2,232,000	(3,000)	22,765,000
Federal Home Loan Bank stock	7,696,000	-	-	7,696,000
Federal Reserve Bank stock	53,000	-	-	53,000
Other equity securities	565,000	32,000	(4,000)	593,000
	$ 48,924,000	3,036,000	(68,000)	51,892,000
Securities to be held to maturity:
U.S. Treasury and agency	$ 26,529,000	288,000	(77,000)	26,740,000
Mortgage-backed securities	16,607,000	164,000	(312,000)	16,459,000
State and political subdivisions	24,196,000	729,000	(121,000)	24,804,000
Corporate securities	7,603,000	-	(5,000)	7,598,000
	$ 74,935,000	1,181,000	(515,000)	75,601,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2003	Cost	Gains	Losses	(Estimated)
Securities available for sale:
U.S. Treasury and agency	$ 3,000,000	-	(75,000)	2,925,000
Mortgage-backed securities	5,405,000	88,000	(30,000)	5,463,000
State and political subdivisions	13,981,000	871,000	-	14,852,000
Corporate securities	23,585,000	2,896,000	(20,000)	26,461,000
Federal Home Loan Bank stock	6,871,000	-	-	6,871,000
Federal Reserve Bank stock	53,000	-	-	53,000
Other equity securities	766,000	56,000	(2,000)	820,000
	$ 53,661,000	3,911,000	(127,000)	57,445,000
Securities to be held to maturity:
U.S. Treasury and agency	$ 44,419,000	714,000	(31,000)	45,102,000
Mortgage-backed securities	8,409,000	225,000	(30,000)	8,604,000
State and political subdivisions	17,823,000	717,000	(14,000)	18,526,000
Corporate securities	8,593,000	-	(5,000)	8,588,000
	$ 79,244,000	1,656,000	(80,000)	80,820,000

The following table summarizes the contractual maturities of investment securities at December 31, 2004:

	Securities available for sale		Securities to be held to maturity
	Amortized	Fair Value	Amortized	Fair Value
As of December 31, 2004	Cost	(Estimated)	Cost	(Estimated)
Due in 1 year or less	$ 751,000	763,000	125,000	125,000
Due in 1 to 5 years	11,025,000	12,125,000	1,288,000	1,333,000
Due in 5 to 10 years	15,542,000	17,041,000	20,749,000	21,007,000
Due after 10 years	13,292,000	13,621,000	52,773,000	53,136,000
Equity securities	8,314,000	8,342,000	-	-
	$ 48,924,000	51,892,000	74,935,000	75,601,000

At December 31, 2004 securities carried at $102,918,000, with a fair value of $103,296,000, were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities carried at $49,896,000, with a fair value of $50,287,000, as of December 31, 2003 for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no realized gains or losses in 2004, 2003, or 2002.

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2004, there were 32 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which three had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in temporary impairment. Information regarding securities temporarily impaired is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2004	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$12,990,000	(134,000)	-	-	12,990,000	(134,000)
Mortgage-backed securities	14,757,000	(303,000)	655,000	(13,000)	15,412,000	(316,000)
State and political sub-divisions	3,052,000	(121,000)	-	-	3,052,000	(121,000)
Corporate securities	473,000	(8,000)	-	-	473,000	(8,000)
Other equity securities	473,000	(4,000)	-	-	473,000	(4,000)
	$31,745,000	(570,000)	655,000	(13,000)	32,400,000	(583,000)

Note 4. Loan Servicing

At December 31, 2004 and 2003, the Bank serviced loans for others totaling $90,944,000 and $87,906,000, respectively. Net gains from the sale of loans totaled $201,000 in 2004, $550,000 in 2003, and $482,000 in 2002.

In 2004, mortgage servicing rights of $234,000 were capitalized, and amortization for the year totaled $250,000. After deducting for an impairment reserve of $132,000 at December 31, 2004, mortgage servicing rights had a fair value of $577,000, which is included in other assets. In 2003, mortgage servicing rights of $589,000 were capitalized, and amortization for the year totaled $357,000. After deducting for a valuation allowance of $125,000 and impairment reserve of $20,000, at December 31, 2003, mortgage servicing rights had a fair value of $581,000, which is included in other assets.

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 2004 and 2003:

As of December 31,	2004	2003
Real estate loans
Residential	$ 278,879,000	223,251,000
Commercial	47,082,000	40,521,000
Commercial and industrial loans	110,811,000	97,487,000
State and municipal loans	13,724,000	9,030,000
Consumer loans	26,769,000	26,123,000
Residential construction loans	1,067,000	2,483,000
Total loans	$ 478,332,000	398,895,000

Loan balances include net deferred loan costs of $1,026,000 in 2004 and $986,000 in 2003. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $239,278,000 and $187,202,000 in 2004 and 2003, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

At December 31, 2004 and 2003, loans on non-accrual status totaled $1,613,000 and $1,537,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $189,000 for 2004, $85,000 for 2003, and $108,000 for 2002. Loans past due greater than 90 days which are accruing interest totaled $281,000 at December 31, 2004 and $378,000 at December 31, 2003. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Transactions in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

For the years ended December 31,	2004	2003	2002
Balance at beginning of year	$ 4,200,000	3,700,000	3,000,000
Provision charged to operating expenses	880,000	907,000	1,323,000
	5,080,000	4,607,000	4,323,000
Loans charged off	(440,000)	(555,000)	(724,000)
Recoveries on loans	74,000	148,000	101,000
Net loans charged off	(366,000)	(407,000)	(623,000)
Balance at end of year	$ 4,714,000	4,200,000	3,700,000

Information regarding impaired loans is as follows:

As of December 31,	2004	2003	2002
Average investment in impaired loans	$ 1,617,000	1,222,000	1,367,000
Interest income recognized on impaired loans, all on cash basis	39,000	11,000	17,000

As of December 31,	2004	2003
Balance of impaired loans	$ 1,601,000	1,537,000
Less portion for which no allowance for loan losses is allocated	(913,000)	(980,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$688,000	557,000
Portion of allowance for loan losses allocated to the impaired loan balance	$228,000	204,000

Loans to directors, officers and employees totaled $17,750,000 at December 31, 2004 and $16,599,000 at December 31, 2003. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2004	2003
Balance at beginning of year	$ 9,048,000	7,281,000
New loans	3,112,000	4,579,000
Repayments	(1,621,000)	(2,812,000)
Balance at end of year	$ 10,539,000	9,048,000

Note 6. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2004	2003
Land	$ 1,608,000	1,608,000
Land improvements	556,000	539,000
Buildings	7,462,000	7,091,000
Equipment	8,768,000	8,094,000
	18,394,000	17,332,000
Less accumulated depreciation	9,333,000	8,325,000
	$ 9,061,000	9,007,000

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2004	2003
Real estate acquired in settlement of loans	$ -	51,000
Less allowance for losses	-	-
Other real estate owned, net	$ -	51,000

Note 8. Income Taxes

The current and deferred components of income tax expense were as follows:

For the years ended December 31,	2004	2003	2002
Federal income tax:
Current	$ 3,278,000	2,838,000	2,830,000
Deferred	(3,000)	-	(255,000)
	3,275,000	2,838,000	2,575,000
State franchise tax	136,000	120,000	104,000
	$ 3,411,000	2,958,000	2,679,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2004	2003	2002
Expected tax expense	$ 4,053,000	3,531,000	3,123,000
Non-taxable income	(734,000)	(651,000)	(484,000)
State franchise tax, net of federal tax benefit	90,000	79,000	69,000
Other	2,000	(1,000)	(29,000)
	$ 3,411,000	2,958,000	2,679,000

Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2004 and 2003 are as follows:

As of December 31,	2004	2003
Allowance for loan losses	$ 1,501,000	1,270,000
Net deferred loan costs	(400,000)	(380,000)
Accrued pension and post-retirement	288,000	322,000
Depreciation	(215,000)	(81,000)
Unrealized gain on securities available for sale	(1,009,000)	(1,286,000)
Mortgage servicing rights	(163,000)	(165,000)
Other assets	(82,000)	(108,000)
Other liabilities	(102,000)	(34,000)
Net deferred income tax liability	$ (182,000)	(462,000)

The deferred income tax asset and liability at December 31, 2004 and 2003 are as follows:

As of December 31,	2004	2003
Asset	$ 1,789,000	1,558,000
Liability	(1,971,000)	(2,020,000)
	$ (182,000)	(462,000)

No valuation allowance is deemed necessary for the deferred tax asset.

Note 9. Certificates of Deposit

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

2005	$ 103,901,000
2006	12,864,000
2007	7,228,000
2008	6,557,000
2009	2,479,000
Total	$ 133,029,000

Interest on certificates of deposit of $100,000 or more was $1,732,000, $1,834,000, and $2,343,000 in 2004, 2003 and 2002, respectively.

Note 10. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.

Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2004, the Bank's total FHLB borrowing capacity was $190,187,000, of which $38,234,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2004 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.

Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place a $5.0 million credit line with a correspondent bank which is currently not in use.

Borrowed funds at December 31, 2004 and 2003 have the following range of interest rates and maturity dates:

As of December 31, 2004
Federal Home Loan Bank Advances
2005	1.48%	-	2.32%	$102,241,000
2006	1.85%	-	2.04%	5,000,000
2007	1.37%	-	4.47%	17,000,000
2009 and thereafter	3.93%	-	5.41%	27,713,000
				151,954,000
Treasury Tax & Loan Notes (rate at December 31, 2004 was 1.90%)			variable	392,000
Repurchase agreements
Municipal and commercial customers	0.80%	-	2.25%	49,860,000
Broker			2.59%	5,000,000
				$207,206,000

As of December 31, 2003
Federal Home Loan Bank Advances
2004	1.14%	-	4.89%	$66,914,000
2005	1.48%	-	2.08%	23,000,000
2006	1.19%	-	2.04%	7,000,000
2007	3.99%	-	4.47%	12,000,000
2010 and thereafter	3.93%	-	5.41%	27,500,000
				136,414,000
Treasury Tax & Loan Notes (rate at December 31, 2003 was 0.73%)			variable	1,110,000
Repurchase agreements
Municipal and commercial customers	0.80%	-	1.50%	20,298,000
				$157,822,000

Note 11. Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 50.0% of their compensation (not to exceed $12,000 if under age 50 and $14,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.5% of each eligible employee's compensation in 2004, 2.5% in 2003, and 3.0% in 2002. The expense related to the 401(k) plan was $220,000, $217,000, and $216,000 in 2004, 2003, and 2002, respectively.

Supplemental Retirement Plan

The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $147,000 in 2004, $135,000 in 2003, and $113,000 in 2002. As of December 31, 2004 and 2003, the accrued liability of this plan was $839,000 and $709,000, respectively.

Post-Retirement Benefit Plans

The Bank sponsors two post-retirement benefit plans. One plan provides a subsidy for health insurance premiums to employees hired prior to June 30, 1988 and who retired before June 30, 1996. This subsidy is based on years of service and ranges between $40 and $80 per month per retiree. The other plan provides life insurance coverage to employees who retired prior to December 31, 2002. The Bank also provides health insurance for retired directors, with a maximum subsidy of $540 per month per retired director. None of these plans are pre-funded. The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.

In December 2003, the President signed the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation and net periodic postretirement benefit cost for the Plan:

• A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000
• The opportunity for a retiree to obtain a prescription drug benefit under Medicare

During 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses employers’ accounting for the effects of the Act and was effective for the Company in 2004. The accounting for the Act will depend on the Company’s assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of applying the FSP is not known.

The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

As of December 31,	2004	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$ 542,000	415,000	428,000
Service cost	4,000	6,000	5,000
Interest cost	33,000	35,000	34,000
Benefits paid	(45,000)	(41,000)	(52,000)
Actuarial (gain) loss	(3,000)	127,000	-
Benefit obligation at end of year	$531,000	$542,000	415,000
Funded status
Benefit obligation at end of year	$ (531,000)	(542,000)	(415,000)
Unamortized prior service cost	(14,000)	(11,000)	(43,000)
Unamortized net actuarial loss (gain)	40,000	48,000	(46,000)
Unrecognized transition obligation	237,000	266,000	290,000
Accrued benefit cost	$ (268,000)	(239,000)	(214,000)

For the years ended December 31,	2004	2003	2002
Components of net periodic benefit cost
Service cost	$ 4,000	6,000	5,000
Interest cost	33,000	35,000	34,000
Amortization of unrecognized transition asset	29,000	29,000	29,000
Amortization of prior service cost	3,000	3,000	(3,000)
Amortization of accumulated losses	5,000	4,000	2,000
Net periodic benefit cost	$ 74,000	77,000	67,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2004 is $45,000. For years ending 2005 through 2010 the estimated amount of benefits to be paid is $45,000 per year, and the total estimated amount of benefits to be paid for years ended 2011 through 2015 is $225,000. Plan expense for 2005 is estimated to be $75,000.

Note 12. Shareholders' Equity

The Company has reserved 480,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2004, 373,992 shares had been issued pursuant to these plans, leaving 106,008 shares available for future use. The issuance price is based on the market price of the stock at issuance date.

Sales of stock to directors and employees amounted to 16,950 shares in 2004, 25,473 shares in 2003 and 15,471 shares in 2002.

In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2004, 61,248 shares have been issued, leaving 538,752 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 15,186 shares in 2004, 18,525 shares in 2003, and 21,084 shares in 2002.

In 1995, the Company's shareholders adopted a Stock Option Plan and authorized 600,000 shares to be reserved for options to be granted to certain key officers of the Company and the Bank. The option exercise price is equal to or exceeds the fair market value of the shares on the date of the grant, and options are generally not exercisable before two years from the date granted. All options expire ten years from the date of grant.

The following table sets forth the status of the plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	414,000	$ 3.28
Granted in 2002	33,000	9.33
Exercised in 2002	(129,600)	2.27
Forfeited in 2002	(3,000)	7.50
Balance at December 31, 2002	314,400	4.29
Exercised in 2003	(19,800)	2.53
Balance at December 31, 2003	294,600	4.41
Exercised in 2004	(86,100)	3.41
Forfeited in 2004	(3,000)	6.17
Balance at December 31, 2004	205,500	$ 4.81

The number and weighted average exercise price of exercisable options as of December 31, 2004, 2003 and 2002 are shown in the following table. The range of exercise prices for outstanding and exercisable stock options at December 31, 2004 was as follows:

As of December 31,	2004	2003	2004
Number of options	181,500	221,100	204,900
Weighted average exercise price	$4.37	$3.37	$3.18

As of December 31 2004,	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
Options outstanding
$2.13 to $4.00	120,000	1.7	$ 3.15
$4.01 to $6.00	15,000	5.5	5.54
$6.01 to $8.00	45,000	4.3	6.41
$8.01 to $9.33	25,500	7.1	9.33
	205,500	3.2	$ 4.81
Options exercisable
$2.13 to $4.00	120,000	1.7	$ 3.15
$4.01 to $6.00	7,500	5.0	5.58
$6.01 to $8.00	45,000	4.3	6.41
$8.01 to $9.33	9,000	7.1	9.33
	181,500	2.7	$ 4.37

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

Note 13. Off-Balance-Sheet Financial Instruments and Concentrations of Credit Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2004, 2003 or 2002.

Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2004	2003
Unused lines, collateralized by residential real estate	$ 41,049,000	34,651,000
Other unused commitments	31,932,000	31,929,000
Standby letters of credit	41,000	50,000
Commitments to extend credit	11,652,000	9,175,000

The Bank grants residential, commercial and consumer loans to customers principally located in the Mid-Coast region of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of borrowers' ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.

Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2004
Net income as reported	$ 8,509,000
Basic EPS: Income available to common shareholders	8,509,000	7,330,434	$ 1.16
Effect of dilutive securities: incentive stock options		149,721
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 8,509,000	7,480,155	$ 1.14
For the year ended December 31, 2003
Net income as reported	$ 7,427,000
Basic EPS: Income available to common shareholders	7,427,000	7,266,669	$ 1.02
Effect of dilutive securities: incentive stock options		195,042
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 7,427,000	7,461,711	$ 1.00
For the year ended December 31, 2002
Net income as reported	$ 6,507,000
Basic EPS: Income available to common shareholders	6,507,000	7,214,895	$ 0.90
Effect of dilutive securities: incentive stock options		170,412
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 6,507,000	7,385,307	$ 0.88

All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end. Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004.

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

The estimated fair values for the Company's financial instruments as of December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,770,000	14,770,000	17,087,000	17,087,000
Securities available for sale	51,892,000	51,892,000	57,445,000	57,445,000
Securities to be held to maturity	74,935,000	75,601,000	79,244,000	80,820,000
Loans held for sale	-	-	982,000	982,000
Loans (net of allowance for loan losses)	473,618,000	474,199,000	394,695,000	395,892,000
Cash surrender value of life insurance	4,793,000	4,793,000	4,648,000	4,648,000
Accrued interest receivable	2,791,000	2,791,000	2,743,000	2,743,000
Financial liabilities
Deposits	$369,844,000	370,100,000	359,077,000	360,566,000
Borrowed funds	207,206,000	206,220,000	157,822,000	165,750,000
Accrued interest payable	476,000	476,000	539,000	539,000

Note 16. Other Operating Income and Expense

Other operating income and other operating expense includes the following items greater than 1% of revenues.

For the years ended December 31,	2004	2003	2002
Other operating income
Merchant discount fees	$ 1,039,000	988,000	967,000
Other operating expense
Merchant interchange fees	766,000	733,000	681,000

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2005 will be 2005 earnings plus retained earnings of $9,707,000 from 2004 and 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

			To be
			well-capitalized
		For capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions
As of December 31, 2004
Tier 2 capital to	$52,491,000	34,596,000	43,245,000
risk-weighted assets	12.14%	8.00%	10.00%
Tier 1 capital to	$47,777,000	17,298,000	25,947,000
risk-weighted assets	11.05%	4.00%	6.00%
Tier 1 capital to	$47,777,000	25,118,000	31,398,000
average assets	7.61%	4.00%	5.00%
As of December 31, 2003
Tier 2 capital to	$47,163,000	30,386,000	37,983,000
risk-weighted assets	12.42%	8.00%	10.00%
Tier 1 capital to	$42,963,000	15,193,000	22,790,000
risk-weighted assets	11.31%	4.00%	6.00%
Tier 1 capital to	$42,963,000	22,307,000	27,884,000
average assets	7.70%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

			To be
			well-capitalized
		For capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions
As of December 31, 2004
Tier 2 capital to	$55,118,000	34,697,000	n/a
risk-weighted assets	12.71%	8.00%	n/a
Tier 1 capital to	$50,404,000	17,348,000	n/a
risk-weighted assets	11.62%	4.00%	n/a
Tier 1 capital to	$50,404,000	25,118,000	n/a
average assets	8.03%	4.00%	n/a
As of December 31, 2003
Tier 2 capital to	$49,238,000	30,481,000	n/a
risk-weighted assets	12.92%	8.00%	n/a
Tier 1 capital to	$45,038,000	15,241,000	n/a
risk-weighted assets	11.82%	4.00%	n/a
Tier 1 capital to	$45,038,000	22,355,000	n/a
average assets	8.06%	4.00%	n/a

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2004	2003
Assets
Cash and cash equivalents	$ 1,651,000	922,000
Dividends receivable	900,000	750,000
Investments	459,000	735,000
Investment in subsidiary	50,188,000	45,607,000
Premises and equipment	228,000	230,000
Other assets	305,000	222,000
Total assets	$ 53,731,000	48,466,000
Liabilities and shareholders' equity
Dividends payable	$ 884,000	726,000
Other liabilities	32,000	22,000
Total liabilities	916,000	748,000
Shareholders' equity:
Common stock	74,000	74,000
Additional paid-in capital	3,973,000	4,650,000
Retained earnings	48,749,000	45,449,000
Net unrealized gains on available-for-sale securities	19,000	36,000
Treasury stock	-	(2,491,000)
Total shareholders' equity	52,815,000	47,718,000
Total liabilities and shareholders' equity	$ 53,731,000	48,466,000

Statements of Income

For the years ended December 31,	2004	2003	2002
Investment income	$ 56,000	60,000	56,000
Other expense	74,000	63,000	84,000
Loss before Bank earnings	(18,000)	(3,000)	(28,000)
Equity in earnings of Bank
Remitted	3,276,000	2,825,000	2,618,000
Unremitted	5,251,000	4,605,000	3,917,000
Net income	$ 8,509,000	7,427,000	6,507,000

Statements of Cash Flows

For the years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$ 8,509,000	7,427,000	6,507,000
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation	2,000	2,000	-
(Increase) decrease in other assets	(83,000)	328,000	(86,000)
Decrease in other liabilities	19,000	-	(22,000)
Unremitted earnings of Bank	(5,251,000)	(4,605,000)	(3,917,000)
Net cash provided by operating activities	3,196,000	3,152,000	2,482,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	250,000	75,000	-
Capital expenditures	-	(232,000)
Net cash provided by (used in) investing activities	250,000	(157,000)	-
Cash flows from financing activities:
Payments to purchase common stock	(404,000)	(605,000)	(945,000)
Proceeds from sale of common stock	822,000	635,000	628,000
Dividends paid	(3,135,000)	(2,663,000)	(2,261,000)
Net cash used in financing activities	(2,717,000)	(2,633,000)	(2,578,000)
Net increase (decrease) in cash and cash equivalents	729,000	362,000	(96,000)
Cash and cash equivalents at beginning of year	922,000	560,000	656,000
Cash and cash equivalents at end of year	$ 1,651,000	922,000	560,000

Note 19: Subsequent Events

The merger of FNB Bankshares (FNB) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, into the Company was completed on January 14, 2005. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. The products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and this will also provide a larger capacity to lend money and a stronger overall funding base. It is expected that the combined entity will realize cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

As part of the merger, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company's stock for the 30-day period ending January 9, 2005, under terms specified in the Merger Agreement. At the time of the merger, there were outstanding options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

The total value of the transaction was $47,961,000, and all of the voting equity interest of FNB was acquired in the transaction. The Company assumed all outstanding liabilities of FNB, including liabilities under certain Employment Continuity Agreements and Split Dollar Agreements with executive officers of FNB. The merger was intended to qualify as a reorganization for federal income tax purposes and provide for a tax-free exchange of shares.

The transaction will be accounted for as a purchase and, accordingly, the operations of FNB will be included in the Company’s future consolidated financial statements from the date of acquisition. The purchase price will be allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired will be recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill related to the core deposit intangible will be amortized over its expected economic life, and remaining goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The final allocation will be determined upon the Company's completion of its analysis of the value of assets acquired and liabilities assumed. The estimated fair value of these assets and liabilities to be recorded is shown in the following table:

Cash and cash equivalents	$ 6,963,000
Investments	26,790,000
Loans held for sale	591,000
Loans, net of allowance for loan losses	183,434,000
Accrued interest receivable	1,219,000
Premises and equipment	7,927,000
Other assets	4,205,000
Identified intangibles	2,834,000
Goodwill	26,005,000
Deposits	(193,014,000)
Borrowed funds	(17,035,000)
Other liabilities	(1,958,000)
$ 47,961,000

Report of Independent Registered Public Accounting Firm

Berry, Dunn, McNeil & Parker

The Board of Directors and Shareholders

First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First National Lincoln Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine

March 10, 2005

ITEM 9. Changes in and/or Disagreements with Accountants

on Accounting and Financial Disclosure

9 -- Changes in and/or Disagreements with Accountants

None.

9A -- Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management's Annual Report on Internal Control over Financial Reporting

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal control and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company’s accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of the Company’s Board of Directors, including the Board of Directors’ Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2004. The standard measures adopted by management in making its evaluation are the measures in Internal Control - Integrated Framework published by the Committee of Sponsoring Organization of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which follows this report.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Lincoln Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First National Lincoln Corporation (“Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Lincoln Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First National Lincoln Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Lincoln Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First National Lincoln Corporation as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated March 10, 2005 expressed an unqualified opinion.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 10, 2005

9B -- Other Information

None

ITEM 10. Directors and Executive Officers of the Registrant

The Articles of Incorporation of the Company provide that the Board of Directors shall consist of not fewer than five nor more than twenty-five persons as determined by the Board prior to each Annual Meeting, with Directors serving for "staggered terms" of three years. A resolution of the Board of Directors adopted pursuant to the Company's Articles of Incorporation has established the number of Directors at ten. In order to be a candidate for a Director of the Company, each individual must meet the following criteria:

• Be a citizen of the United States.
• Have the financial capacity to own and/or purchase the minimum equity interest in First National Lincoln Corporation as specified in the Company's bylaws.
• Be available to attend the monthly meetings of the Board of Directors and Board Committee meetings, as scheduled from time to time.
• Be of good character and an experienced business professional.
• Contribute to the range of talent, skill and expertise appropriate for the Board.
• Have the ability and willingness to represent the interests of the Shareholders of the Company.
• Meet any additional criteria that the Office of the Comptroller of the Currency may establish for Directors of a National Bank.

Each person listed below has consented to be named as a nominee, and the Board of Directors knows of no reason why any of the nominees listed below may not be able to serve as a Director if elected.

The following are nominees for three-year terms as Director Expiring in 2008 as proposed by the Nominating Committee of the Board of Directors:

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

The following is a nominee for one-year term as Director Expiring in 2006 as proposed by the Nominating Committee of the Board of Directors:

Tony C. McKim joined the Company as Executive Vice President, Chief Operating Officer and as a member of the Board of Directors of the Company and the Bank upon completion of the mergers of FNB Bankshares (FNB) and The First National Bank of Bar Harbor into the Company and the Bank on January 14, 2005. Prior to the merger, Mr. McKim was President and Chief Executive Officer of FNB and its subsidiary. Mr. McKim is involved in several local associations including Camp Beech Cliff, MDI Hospital, Maine Seacoast Mission, Jackson Laboratory, the Acadian Football League and Maine Bankers Association.

The following is a nominee for two-year term as Director Expiring in 2007 as proposed by the Nominating Committee of the Board of Directors:

Mark N. Rosborough has served as a Director of the Company and the Bank since completion of the merger of FNB and its subsidiary into the Company and the Bank on January 14, 2005. Prior to the merger, Mr. Rosborough served as Chairman of the Board of Directors of FNB and its subsidiary. Mr. Rosborough is President of J. T. Rosborough Insurance Agency and Hancock Travel. He is also a partner in Rosborough Leasing, Rosborough Rentals, Penrose, 3 Dummies and TISA. He is past member of the Ellsworth City Counsel, serves on the advisory counsel for two major insurance carriers as well as the Ellsworth Chamber of Commerce and the American Red Cross for Hancock and Waldo Counties.

Directors Continuing in Office:

The following Directors’ terms will expire in 2006:

Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of the Company and the Bank since 1994. Prior to being employed by the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine. He is a member of the American Bankers Association’s Government Relations Council and a member of the University of Maine Business School Advisory Board. Mr. Daigneault is past Chairman of the Maine Bankers Association and past President of the Boothbay Region YMCA Board of Trustees.

Robert B. Gregory has served as a Director of the Company and the Bank since 1987 and has served as Chairman of both the Company and the Bank since September 1998. Mr. Gregory has been a practicing attorney since 1980, first in Lewiston, Maine and since 1983 in Damariscotta, Maine.

The following Directors’ terms will expire in 2007:

Randy A. Nelson has served as a Director of the Company and the Bank since 2004. He currently is the Douglas Professor of Economics and Finance at Colby College, where he teaches corporate finance and economics. Prior to joining the faculty of Colby in 1987, he taught for eight years in the business school at the University of Delaware.

Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife own and operate Maine Sport Outfitters in Rockport and Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Recreation Center in Rockport an indoor tennis and ice skating facility.

Directors Who Have Retired or Resigned:

Malcolm E. Blanchard retired as a Director in December of 2004 after reaching the Company's mandatory retirement age for Directors. Mr. Blanchard had served as a Director of the Company since its organization in 1985 and as a Director of the Bank since 1976. In 2004, he served as Chairman of the Company's Nominating, Options and Compensation Committees.

Dana L. Dow resigned as a Director of the Company in January of 2005, as a result of his recent election to the Maine State Senate and the time conflict that was created. Mr. Dow had served as a Director of the Company and the Bank since 1999. In 2004, he served as a member of the Company's Audit Committee.

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

About the Board of Directors and Its Committees

As of the date of this Proxy Statement, First National Lincoln Corporation had a Board comprised of ten directors. During 2004 there were 12 regular Board meetings, three special Board meetings and one Annual Meeting. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members in 2004, and the aggregate attendance at Board and Committee meetings by all members of the Board of Directors in 2004 was in excess of 90%. All Directors are expected to attend the Annual Meeting of Shareholders, and all Directors were in attendance at the 2004 Annual Meeting. There are four standing committees of the Company’s Board of Directors: Audit, Options, Nominating and Compensation.

Audit Committee

The members of the Company’s Audit Committee are David B. Soule, Jr., Chairman, Randy A. Nelson and Mark N. Rosborough. This committee met five times during 2004. The Company’s Audit Committee receives and reviews reports on examinations and accounting audits of the Company, and works to ensure the adequacy of operating practices, procedures and controls. The Company’s Board of Directors has adopted a written charter for the Company’s Audit Committee, which was published in the Company's 2004 Annual Proxy Statement.

Options Committee

The members of the Company’s Options Committee are Stuart G. Smith-Chair, Carl S. Poole, Jr., Mark N. Rosborough and Bruce B. Tindal . This committee did not meet during 2004. The Company’s Options Committee is responsible for administering the 1995 Stock Option Plan which provides for grants of incentive stock options to purchase Company common stock.

Nominating Committee

The members of the Company’s Nominating Committee are Stuart G. Smith-Chair, Carl S. Poole, Jr., and Mark N. Rosborough. This committee met once during 2004. The Company’s Nominating Committee is responsible for the nomination of Board of Director members, establishing the tenure and the retirement policies for members of the Board of Directors and reviewing the Board of Directors’ overall effectiveness. Each of the members of the Nominating Committee is independent as defined under the listing standards of the Nasdaq stock market.

Compensation Committee

The Company’s Compensation Committee is a standing committee of the Bank’s Board of Directors since all executive compensation is paid by the Bank. The Committee consists of Stuart G. Smith-Chair, Carl S. Poole, Jr., Mark N. Rosborough and Bruce B. Tindal. This committee met twice during 2004. None of the members of this committee served on a similar committee for any other company. The function of this committee is to establish the compensation of the Chief Executive Officer and to review the compensation of other senior executive officers.

In addition to the Compensation Committee, there are five other standing committees of the Bank’s Board of Directors: Executive, Audit, Asset/Liability, Trust, and Directors’ Loan. Certain members of management also serve on some committees of the Bank.

Director Independence

The Board reviewed the independence of the Company’s directors in February 2005 on the basis of the standards adopted by the Nasdaq. In this review, the Board considered transactions and relationships between each director, and any member of his or her immediate family and of the Company or the Bank and between certain entities in which any director or any immediate family member has certain interests, on the one hand, and the Company or the Bank, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the Nasdaq rules.

As a result of the review, the Board affirmatively determined that as of February 2005 all of the directors are independent of the Company, the Bank and under the Nasdaq rules with the exception of President Daigneault, EVP McKim, and Chairman Gregory. During 2004, however, it was the determination of the Board that Chairman Gregory was independent of the Company under the Nasdaq rules.

Executive Officers

Each Executive Officer of the Company and the Bank is identified in the following table, which also sets forth their respective ages, offices and periods served as an Executive Officer of the Company or the Bank. The table includes Messrs. McKim, Dalrymple, Lay and Wrobel who became Executive Officers of the Company on January 14, 2005, in conjunction with the merger of FNB Bankshares of Bar Harbor, Maine, into the Company.

Name & Age[1]	Office & Position	Period Served
Daniel R. Daigneault 52	President & Chief Executive Officer of the Company and of the Bank	1994 to date
Tony C. McKim 37	Executive Vice President & Chief Operating Officer of the Company and the Bank	2005 to date
F. Stephen Ward 51	Executive Vice President & Chief Financial Officer of the Company and the Bank	1993 to date
Charles A. Wootton 48	Executive Vice President and Clerk of the Company, Executive Vice President, Senior Loan Officer of the Bank	2000 to date
Jeffrey C. Dalrymple 49	Senior Vice President, Senior Business Relationship Officer of the Bank	2005 to date
Richard M. Elder 39	Senior Vice President, Retail Services	2002 to date
Michael T. Martin 49	Senior Vice President and Credit Administration Officer of the Bank	1993 to date
Susan A. Norton 44	Senior Vice President, Human Resources and Compliance	2002 to date
Walter F. Vietze 63	Senior Vice President and Senior Operations Officer of the Bank	1984 to date
Ronald J. Wrobel 47	Senior Vice President of Operations of the Bank	2005 to date
William M. Hunter, II 54	Managing Principal and Chief Investment Officer of First Advisors	2003 to date
Daniel M. Lay 43	Managing Principal and Senior Trust Officer of First Advisors	2005 to date
R. Kraig Buthy 39	Vice President, Controller	2003 to date

(1) As of December 31, 2004

Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since 1994. Prior to being employed by the Company and the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine.

Tony C. McKim joined the Company as Executive Vice President, Chief Operating Officer and as a member of the Board of Directors of the Company and the Bank with the merger of FNB Bankshares on January 14, 2005. Prior to the merger, Mr. McKim was President and Chief Executive Officer of FNB Bankshares and The First National Bank of Bar Harbor.

F. Stephen Ward has served as Treasurer & Chief Financial Officer of the Company since 1994 and as Chief Financial Officer of the Bank since 1993. In 2005, Mr. Ward was promoted to Executive Vice President. Mr. Ward has been employed by the Bank since 1990 and served as Assistant Vice President and Marketing Officer from 1990 to 1993. From 1978 to 1990 Mr. Ward was employed by Down East Enterprises, Inc.

Charles A. Wootton has been employed by the Bank since January 2000. In 2005, Mr. Wootton was promoted to Executive Vice President for Banking Services and Senior Loan Officer. From 1981 to 2000 Mr. Wootton was employed by Camden National Bank, serving as branch manager, commercial loan and business development officer. In 1996, Mr. Wootton became Vice President responsible for branch administration.

Jeffrey C. Dalrymple has been employed by the Bank since January 2005 when the Bank merged with First National Bank of Bar Harbor. Mr. Dalrymple is currently Senior Vice President, Senior Business Relationship Officer in Bar Harbor. Prior to joining The First National Bank of Bar Harbor in 1998, Mr. Dalrymple was employed by Key Bank.

Richard M. Elder has been employed by the Bank since 1993. In 2005, Mr. Elder was promoted to Senior Vice President, Retail Services. Mr. Elder previously served as Manager of the Bank’s Boothbay Harbor branch and Senior Commercial Loan Officer.

Michael T. Martin has been employed by the Bank since 1993 and was promoted to Senior Vice President for Credit Administration in 2001. He was employed by Fleet Bank from 1980 to 1992 and by Canal National Bank from 1977 to 1980. His primary responsibilities were in Loan Review and Credit Administration.

Susan A. Norton has been employed by the Bank since 1992 and was promoted to Senior Vice President, Human Resources and Compliance in 2005. In 1995, Ms. Norton was the Assistant Compliance Officer and Education Officer. She also holds the position of CRA Officer as well as being the Compliance Officer for the Company.

Walter F. Vietze has been employed by the Bank since 1984. From 1979 to 1984, Mr. Vietze was employed by Casco Bank, Portland, Maine. His primary responsibilities involved providing online banking services to correspondent banks. Prior to 1979, Mr. Vietze was affiliated with BayBanks in Massachusetts.

Ronald J. Wrobel has been employed by the Bank since January 2005 when the Bank merged with First National Bank of Bar Harbor. Mr. Wrobel is currently Senior Vice President of Operations. Prior to joining The First National Bank of Bar Harbor in 1992, Mr. Wrobel was employed by KPMG Peat Marwick in Portland, Maine.

William M. Hunter, II has been employed with the Company since 2001 with the acquisition of White Pine Asset Management. In 2002, Mr. Hunter was named as Chief Investment Officer and in 2003 he was promoted to Managing Principal of First Advisors. Prior to joining the Company, Mr. Hunter was Executive Vice President in charge of KeyCorp’s national trust business.

Daniel M. Lay has been employed by the Bank since January 2005 when the Bank merged with First National Bank of Bar Harbor. Mr. Lay is currently Managing Principal and Senior Trust Officer for First Advisors. Prior to joining the First National Bank of Bar Harbor in 1993, Mr. Lay was an associate counsel with the firm of Eaton, Peabody, Bradford & Veague, P.A. in Bangor.

R. Kraig Buthy has been employed by the Bank as Controller since 2003. In 2005 Mr. Buthy was promoted to Vice President. Prior to joining the Bank, Mr. Buthy was Controller at Sunday River Ski Resort in Bethel, Maine.

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

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2004 to the Company’s Directors, Executive Officers and their associates was $9,511,338, which constituted 1.99% of the Bank’s total loans outstanding at that date.

Code of Ethics

The Company's Code of Ethics for Senior Financial Officers, which was adopted by the Board of Directors on June 19, 2003, and the Company's Code of Business Conduct and Ethics, which was adopted by the Board of Directors on April 15, 2004, are attached to this report as Exhibits 14.1 and 14.2, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent of the Company’s Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported,1 the Company believes that during the fiscal year ended December 31, 2004 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that one report, covering a total of one transaction, was filed late by SVP Michael T. Martin.

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

•

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

•

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

•

Internal audit work of the Bank and the Company is outsourced to a professional firm which conducts all internal audits except for loan review, for which a second professional firm performs quality control loan review. Both firms provide detailed quarterly reports to the Audit Committee and the Director Loan Committees, respectively.

•

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

_________________________

1An issuer does not have an obligation to research or make inquiry regarding delinquent Section 16(a) filings beyond reviewing copies of the Forms 3, 4 and 5 received by the issuer. In addition, Item 405 of Regulation S-K provides that an issuer may rely on a written representation from an insider to the effect that no Form 5 was required to be filed.

ITEM 11. Executive Compensation

Executive Compensation

The table below sets forth the cash compensation and certain other compensation paid to the President & Chief Executive Officer as well as the Executive Vice President & Chief Financial Officer, the Executive Vice President & Senior Loan Officer and the Senior Vice President & Senior Operations Officer during 2004, 2003, and 2002 . No other Executive Officers of the Company and the Bank at December 31, 2004, received compensation in excess of $100,000 for the years ended December 31, 2004, 2003, and 2002.

					Long-Term
		Annual Compensation			Compensation
Name and Principal Position	Year	Salary	Bonus[1]	Other[2]	# Options
Daniel R. Daigneault	2004	$275,000	$127,250	$16,642	-0-
President &	2003	$241,500	$74,678	$17,387	-0-
Chief Executive Officer	2002	$230,000	$49,960	$19,217	-0-
F. Stephen Ward	2004	$138,000	$34,420	$14,150	-0-
Executive Vice President &	2003	$131,250	$31,281	$13,728	-0-
Chief Financial Officer	2002	$125,000	$25,000	$11,283	-0-
Charles A. Wootton	2004	$123,500	$30,865	$13,303	-0-
Executive Vice President &	2003	$115,500	$28,868	$12,079	-0-
Senior Loan Officer	2002	$110,000	$22,720	$11,800	5,000
Walter F. Vietze	2004	$92,500	$17,668	$6,272	-0-
Senior Vice President &	2003	$86,500	$18,503	$6,684	-0-
Senior Operations Officer	2002	$83,000	$13,836	$5,973	-0-

1 Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year. The 2003 bonus figure for President Daigneault includes a $30,000 discretionary bonus that was awarded and paid in 2004 after the Compensation Committee reviewed the final results of 2003 and evaluated the CEO’s performance in meeting his individual goals. This was in addition to the 2003 stakeholder bonus.

2 (a) Amounts shown include contributions paid by the Company to the respective accounts of the named Executive Officers in the 401(k) Plan. In 2004 the Company and the Bank contributed to the Bank’s 401(k) Plan a matching amount for the salary deferred by Messrs. Daigneault, Ward, Wootton and Vietze equal to 3.0% of their respective earnings and a profit-sharing component of 2.5% for 2004 and 2003, and 3.0% for 2002, of their respective earnings, which were subject to IRS regulations limiting the maximum amount of an officer’s earnings eligible for matching or profit-sharing 401(k) contributions to $200,000. These percentages were equivalent to the 401(k) Plan match and profit sharing contributions made for all eligible employees.

(b) This figure also recognizes the value to the officers of a Company-owned vehicle to Messrs. Daigneault, Ward and Wootton which were $4,600, $5,200 and $5,200 respectively for 2004.

(c) Also included in 2004 is the economic value of split dollar life insurance benefits provided to Messrs. Daigneault, Ward and Vietze under the Life Insurance Endorsement Split Dollar Plan agreement for Bank Owned Life Insurance. This value was $767 for Mr. Daigneault, $529 for Mr. Ward, and $564 for Mr. Vietze.

Report of Compensation Committee on Executive Compensation

The Compensation Committee consists of four independent members of the Board of Directors. This Committee has the responsibility for conducting the annual performance evaluation of the Chief Executive Officer. The Committee is also responsible for determining the compensation of the Chief Executive Officer and approving the compensation of the other senior executive officers of the Company and Bank. The Company is committed to providing competitive compensation packages to attract and retain quality high performance executives who can and do make major contributions to the Company’s overall success. The compensation package generally includes base salary, cash bonuses, stock option grants and other benefits which the Committee may deem appropriate to remain competitive and reward an executive officer for high performance.

Base salaries:

The amount of base compensation potentially payable to the Chief Executive Officer and other senior executive officers is determined by reviewing independent salary surveys of compensation of executives for similar financial institutions located primarily in the New England region. Base salaries are targeted at market levels taking into consideration the executive’s level of responsibility, experience, knowledge, leadership and attainment of performance goals and objectives.

Annual Performance Compensation:

In 1994, the Company instituted a formal performance-based compensation program called “Performance Compensation for Stakeholders”. The objective of the program is to align the performance of all employees with the Company’s short term and long term objectives. In 2004, total cash payout under this Stakeholder Performance Compensation program was 19.00% of the participating employees’ base salaries paid to all eligible employees.

The performance compensation program’s overall objective is to maximize the long-term viability of the Company and increase shareholder value. It addresses this by tying the performance payout to multiple goals which include profitability, growth, productivity and loan quality. The guiding principle is to reach a balance of profitability, growth, productivity and loan quality which should collectively have a positive impact on maximizing long-term shareholder value. The Committee believes that this performance based program provides a reward for high levels of current performance without sacrificing the achievement of long-term goals. Each year specific key performance indicators are chosen along with company wide financial performance trigger levels. In 2004 some of the indicators were: loan volume, deposit volume, nonperforming loan levels, past –due loan percentages, non-interest income, Investment Division revenues, net interest income and the efficiency ratio. Since its introduction in 1994 in the opinion of Management, the Board and this Committee, the program has been successful in meeting its objectives as measured by the Company’s exceptional performance over the last ten years.

In addition to this “ Stakeholder” bonus program, the Committee, with the approval of the Board of Directors, may also establish a discretionary bonus fund. The CEO working in conjunction with the Compensation Committee may grant additional cash bonuses to selected executive officers and employees in recognition of their outstanding performance during the year. The Chief Executive Officer is excluded for eligibility under this particular discretionary bonus fund. The Compensation Committee may from time to time grant the Chief Executive Officer a cash bonus in addition to the formal Stakeholder Performance Compensation program based upon the CEO surpassing previously established performance goals or work accomplishments above and beyond the stakeholder program.

Compensation of Chief Executive Officer

As previously noted, the amount of base salary potentially payable to the Chief Executive Officer is determined by reviewing independent salary surveys of CEOs of similar financial institutions located primarily in New England. The Committee takes into consideration the actual salaries paid to CEOs of these banks in relationship to the performance of the Company in comparison to the selected peer group.

The Chief Executive Officer and the Board of Directors at the beginning of each year agree to a set of performance objectives for the Bank as a whole and the CEO individually. Throughout the year the attainment of the performance objectives is carefully monitored and evaluated and all employees are well aware of how the Bank is performing and whether the goals are being met. These performance objectives are a combination of Company financial targets such as attainment of certain profitability levels, return on equity, and increases in earnings per share. In addition, goals are set for asset growth as well as loan quality targets. Goals are also set for non-financial performance items such as implementation of strategic plan initiatives and compliance with regulatory matters.

For the year ended December 31, 2004, the Company posted outstanding performance results with a 14.6% increase in net income and a return on average equity of 17.10%. In addition, the Chief Executive Officer also did an excellent job at meeting all of his other performance objectives. In 2003, the Company posted comparable performance results with a 14.1% increase in net income and a return on average equity of 16.39%.

In 2004 the independent directors of the Board also hired an outside consultant to review the compensation package of the CEO. The consultant provided the independent directors a comprehensive report addressing all aspects of the compensation package for the CEO. Based on the review of the information provided by the independent consultant as well as the review of base salaries of CEOs of peer group companies and taking into consideration the record performance of the Company, the Chief Executive Officer’s base salary for 2004 was set at $275,000

Under the Performance Compensation program for all employees the Chief Executive Officer also earned the same Stakeholder bonus of 19.00% paid to all employees which calculated on his base salary amounted to $52,250. During 2004 the Company posted another year of record earnings with net income increasing $1.1 million or 14.6% over the prior year. In addition, loan growth was exceptional and loan quality remained very good with loan losses being at record lows as well. During the course of the year the Company was presented an opportunity to participate in negotiations for a potential merger. In recognition of the CEO working effectively with the Board in negotiating a Definitive Agreement for the merger with FNB Bankshares and obtaining all required regulatory and shareholder approvals as well as the excellent year of record earnings, this committee awarded the CEO an additional $75,000 cash bonus. These two bonus amounts comprise the total disclosed as Bonus in the compensation table.

2004 Compensation Committee Members:

Malcolm E. Blanchard, Chair

Robert B. Gregory

Carl S. Poole, Jr.

Stuart G. Smith

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2004, Directors Gregory, Blanchard, Poole and Smith served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in transactions with the Bank in the ordinary course of business. As described in the section entitled “Certain Relationships and Related Transactions”, all loans to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectability or present other unfavorable features.

Stock Option Plan

In April 1995, the stockholders approved a Stock Option Plan. The purpose of the Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company and to align their interest with those of the shareholders. The Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee, which consists of four outside directors. During 2004, no stock options were granted under the 1995 Stock Option Plan. The following table sets forth the status of the Plan as of December 31, 2004:

Options approved by Shareholders		600,000
Options granted		(582,000)
Options forfeited		24,000
Ungranted options remaining		42,000

	Weighted average exercise price	Number of options
Outstanding unexercised options
Exercisable	$ 4.37	181,500
Non-exercisable	8.14	24,000
	$ 4.81	205,500

2004 Option Committee Members:
Malcolm E. Blanchard, Chair
Robert B. Gregory
Carl S. Poole, Jr.
Stuart G. Smith

Long-Term Compensation

Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company’s stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executives and all other employees concerning grants of stock options during 2004:

Option Grants During the Year Ended December 31, 2004

	Number of	% of			Potential realizable
	securities	total			value at assumed rates
	underlying	options	Exercise		of stock appreciation
	options	granted in	price per	Expiration	for option term[2]
	granted	fiscal year	Share[1]	Date	5%	10%
Daniel R. Daigneault	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -
F. Stephen Ward	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -
Charles A. Wootton	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -
Walter F. Vietze	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -
All other employees	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -
All	-0-	0.0%	$ -0-	-	$ -0 -	$ -0 -

1 Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted.

2 The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a 10-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company’s common stock. The gains reflect a future value based upon growth at these prescribed rates. The values have not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.

The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2004:

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

			Number of securities		Value of unexercised
			underlying unexercised		in-the-money
	Shares		options at year end		options at year end
	acquired	Value	Exer-	Unexer-	Exer-	Unexer-
	on exercise	realized	cisable	cisable	cisable	cisable
Daniel R. Daigneault	57,000	$ 787,000	72,000	-	$ 997,000	$ -
F. Stephen Ward	-	-	39,000	-	513,000	-
Charles A. Wootton	22,500	290,000	7,500	15,000	89,000	151,000
Walter F. Vietze			33,000	-	444,000	-
All other employees	6,600	105,000	30,000	9,000	341,000	74,000
All optionees	86,100	$1,182,000	181,500	24,000	$2,384,000	$225,000

Director Compensation

In 2004, each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director’s fee in the amount of $600 for each meeting attended and $300 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $25,000. The Chairman of the Executive Committee as well as the Chairman of the Audit Committee also received a stipend of $6,000 in addition to meeting fees paid for meetings attended. In addition to the above referenced fees, each of the outside directors was reimbursed for 85% of the cost of his or her health insurance premiums. This reimbursement amount is equivalent to the average rate provided to employees of the Company. Certain Board members were also paid fees for appraisals, consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees and health insurance premiums paid by the Bank to its Directors as a group totaled $186,455 in 2004, but no fees are paid to Directors of the Company. President Daigneault and EVP McKim, who are the only directors who are also employees of the Company, receive no additional compensation for serving on the Board of Directors of the Company or the Bank.

Description of the Company’s Benefit Plans

Overview

The Company has reserved 480,000 shares of its common stock to be made available to directors and employees who elect to participate in the directors’ deferral, employee stock purchase, or 401(k) savings and investment plans. As of December 31, 2004, 373,992 shares had been issued pursuant to these plans, leaving 106,008 shares available for future issuance. The issuance price is based on the market price of the stock at issuance date. All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.

Shares issued under the employee stock purchase plan prior to September 11, 1998, were issued pursuant to exemptions from registration under Section 3(a)(11) and Rule 147 of the Securities Act. Shares issued under the employee stock purchase plan on or after September 11, 1998, have been issued pursuant to a registration statement filed under the Securities Act. The members of the Board of Directors and certain officers of the Company, who may be deemed to be “affiliates”, may resell shares of the Company’s common stock purchased or acquired under this plan only in accordance with certain restrictions imposed by the Securities Act and Rule 144 promulgated thereunder.

401(K) Plan

The Bank’s 401(k) Plan (The First National Bank of Damariscotta Savings and Investment Plan) is the Bank’s sole retirement plan, and was modified in 1996 after termination of the Bank’s traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of continuous service. Employees may contribute up to 50.0% of their compensation (in 2005, not to exceed $14,000 if under age 50 and $18,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan, and in 2004 this contribution equaled 2.5% of each eligible employee’s compensation. The 401(k) Plan is administered by a special committee appointed by the Board of Directors.

Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $100,000 in matching contributions and $120,000 in profit-sharing contributions to this plan in 2004. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company’s stock. As of December 31, 2004, 199,232 shares of the Company’s stock had been purchased by the 401(k) Plan at the direction of plan participants.

Stock Purchase Plan

The Bank instituted an employee and director stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 2,400,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares on a quarterly basis through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2004, 174,760 shares of the Company’s stock had been purchased pursuant to the plan.

Employee Benefits

The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers’ Employee Benefits Trust of Maine. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.

Supplemental Executive Retirement Plan

The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain executive officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating executive officers. The projected retirement benefit for Mr. Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The projected retirement benefit for Mr. Ward, assuming he remains employed by the Bank until normal retirement age of 65, is $61,127 per year, with such payments beginning in the year 2018. The projected retirement benefit for Mr. Vietze, assuming he remains employed by the Bank until normal retirement age of 65, is $39,235 per year, with such payments beginning in the year 2006. The benefits are capped at the above amounts and are subject to being substantially less should the named executive officer not remain employed until the normal retirement age of 65. The Plan also contains a restrictive covenant that may result in the executive officer forfeiting all accrued benefits should he accept employment with a competing financial institution within five years after his termination of employment with the Company. The expense for all participants in this supplemental plan was $147,000 in 2004, $135,000 in 2003, and $112,000 in 2002. As of December 31, 2004 and 2003, the accrued liability of this plan was $839,000 and $709,000, respectively.

Stock Option Plan

On December 15, 1994, the Company’s board of directors adopted a Stock Option Plan (the “Option Plan”) for the benefit of officers and other full-time employees of the Company and the Bank. This plan was approved by the Company’s shareholders at the 1995 Annual Meeting. Under the Option Plan, 600,000 shares (subject to adjustment to reflect stock splits and similar events) are reserved from the authorized but unissued common stock of the Company for future issuance by the Company for exercise of stock options granted to certain key employees of the Company and the Bank from time to time. The purpose of the Option Plan is to encourage the retention of such key employees by facilitating their purchase of a stock interest in the Company. The Option Plan is intended to provide for the granting of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to employees of the Company or the Bank.

The Option Plan is administered by the Options Committee of the Company’s board of directors, which is comprised solely of directors who are ineligible to receive grants of stock options under the Option Plan and who have not received grants of options within the 12 months preceding their appointment to the Options Committee. The Options Committee selects the employees of the Bank and the Company to whom options are to be granted and designates the number of options to be granted. The Option Plan may be amended only by the vote of the holders of a majority of the Company’s outstanding common stock if such amendment would increase the number of shares available for issuance under the Option Plan, change the eligibility criteria for grants of options under the Option Plan, change the minimum option exercise price or increase the maximum term of options. Other amendments may be effected by the Options Committee.

Employees selected by the Options Committee receive, at no cost to them, options under the Option Plan. The option exercise prices are equal to or exceed the fair market value of the shares on the date of the grant, and no option is exercisable after the expiration of ten years from the date it is granted. The fair market value of the shares is determined by the Options Committee as specified in the Option Plan. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution, and the option may be exercised only by the employee during the employee’s lifetime. After an employee’s death, options may be exercised by the employee’s estate or heirs up to one year following the date of death. Code Section 422 limits option grants by providing that during the term of the Option Plan, no grant may be made to any employee owning more than 10% of the Company’s outstanding shares unless the exercise price is at least 110% of the underlying shares’ fair market value and such option is not exercisable more than five years following the option grant. The aggregate fair market value of the stock for which any employee may be granted incentive stock options which are first exercisable in any calendar year may generally not exceed $100,000.

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

The Company receives no monetary consideration for the granting of incentive stock options. Upon the exercise of options, the Company receives payment in cash from optionees in exchange for shares issued. No federal income tax consequences are incurred by the Company at the time incentive stock options are granted or exercised, unless the optionee incurs liability for ordinary income tax treatment upon exercise of the option, as discussed below, in which event the Company would be entitled to a deduction equal to the optionee’s ordinary income attributable to the options. Provided the employee holds the shares received on exercise of a stock option for the longer of two years after the option was granted or one year after it was exercised, the optionee will realize capital gains income (or loss) in the year of sale in an amount equal to the difference between the sale price and the option exercise price paid for shares. If the employee sells the shares prior to the expiration of the period, the employee realizes ordinary income in the year of disposition equal to the difference between the fair market value of the shares on the date of exercise and the exercise price and capital gains income (or loss) equal to the difference (if any) between the sale price of the shares and the fair market value of the shares on the date of exercise.

In addition to the tax consequences discussed above, the excess of the option price over the fair market value of the optioned stock at the time of option exercise is required to be treated by an incentive optionee as an item of tax preference for purposes of the alternative minimum tax.

Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return of $100.00 invested in the Company’s common stock (“FNLC”), assuming reinvestment of all cash dividends and retention of all stock dividends, with a comparable amount invested in the Standard & Poor’s 500 Index (“S&P 500”) and the NASDAQ Combined Bank Index (“NASD Bank”). The NASD Bank index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

GRAPH OMITTED

	1999	2000	2001	2002	2003	2004
FNLC	100.00	99.45	149.07	219.84	358.90	385.90
NASD Bank	100.00	90.97	80.19	62.47	80.38	89.10
S&P 500	100.00	114.67	126.23	131.93	175.52	199.51

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors, Management and Principal Shareholders 1

The following table sets forth the number of shares of common stock of the Company beneficially owned as of February 18, 2005 by (i) each person known by the Company to own beneficially more than five percent of the Company’s common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company’s stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name. There were no owners of 5.0% or more of the Company's outstanding common stock as of February 18, 2005.

Directors & Executive Officers	Age[2]	Position	Term Expires	Shares Owned	Percent Owned
Katherine M. Boyd	53	Director of the Bank and the Company; Chairman, Trust Committee	2005	36,346	*
Daniel R. Daigneault	52	President, Chief Executive Officer and Director of the Bank and the Company	2006	249,186[3]	2.52%
Robert B. Gregory[4]	51	Chairman of the Board of Directors of the Bank and the Company	2006	46,513	*
Tony C. McKim	37	Executive Vice President, Chief Operating Officer and Director of the Bank and the Company	2005	93,693	*
Randy A. Nelson	52	Director of the Bank and the Company Chairman, Asset/Liability Committee	2007	1,682	*
Carl S. Poole, Jr.	59	Director of the Bank and the Company	2005	276,784	2.80%
Mark N. Rosborough	56	Director of the Bank and the Company	2005	115,084	1.17%
Stuart G. Smith	52	Director of the Bank and the Company; Chairman, Options, Nominating, Compensation & Executive Committees	2007	92,024	*
David B. Soule, Jr.	59	Director of the Bank and the Company; Chairman, Audit Committees of the Bank and the Company	2005	19,514	*
Bruce B. Tindal	54	Director of the Bank and the Company Chairman, Directors’ Loan Committee	2005	15,023	*
Walter F. Vietze	63	Senior Vice President – Senior Operations Officer of the Bank	n/a	64,076 [3]	*
F. Stephen Ward	51	Executive Vice President & Chief Financial Officer of the Company and the Bank	n/a	85,998[3]	*
Charles A. Wootton	48	Executive Vice President and Clerk of the Company; Executive Vice President, Senior Loan Officer of the Bank	n/a	30,303[3]	*
Total Ownership of all Directors and Executive Officers as a group				1,273,094	12.89%

* Less than one percent of total outstanding shares

1 For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. In general, a person is deemed to be the beneficial owner of a security if he/she has or shares the power to vote or to direct the voting of the security or the power to dispose or direct the disposition of the security, or if he/she has the right to acquire beneficial ownership of the security within 60 days. The figure set forth includes director’s qualifying shares owned by each person.

2 As of December 31, 2004.

3 Includes exercisable stock options.

4 Includes shares held as trustee.

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

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2004 to the Company’s Directors, Executive Officers and their associates was $9,511,338, which constituted 1.99% of the Bank’s total loans outstanding at that date.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant, Berry, Dunn, McNeil & Parker (BDMP), for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q for the years ended December 31, 2004, and 2003 were $63,983 and $54,462, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by BDMP related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2004 and 2003 were $32,865 and $1,042, respectively. These services related to audit requirements under the Sarbanes Oxley Act of 2002 and internal control reporting under FDICIA.

Tax Fees

The aggregate fees billed for professional services rendered by BDMP for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003 were $9,350 and $13,451, respectively. The nature of the services comprising the fees disclosed under this category are preparation of federal and state tax returns, review of estimated tax payments, review of compliance with information reporting requirements and tax planning.

FNB Merger

The aggregate fees billed for services by BDMP in conjunction with the merger with FNB for the year ended December 31, 2004, were $26,645. There were no fees billed for such services in 2003. These services related to the preparation of SEC filings for the merger.

All Other Fees

The aggregate fees billed for services provided by BDMP, other than the services reported in the paragraphs above, for the years ended December 31, 2004 and 2003 were $7,840 and $32,710, respectively. The nature of the services comprising the fees disclosed under this category are employee benefit plan audits in both years and administration and recordkeeping for an employee benefit plan in 2003.

None of the services described in each of the paragraphs above were provided under the de minimis exception set forth in Rule 2-01 (c)(7)(i)(C).

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A -- Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Registrants Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 3.2 Conformed Copy of the Registrant's Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(a) FNB Bankshares' Stock Option Plan. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(b) Specimen FNB Bankshares Non-Qualified Stock Option Agreement entered into with Messrs. Rosborough, McKim, Wroble, Dalrymple and Lay, whose FNB Bankshares options have been converted into options to purchase 5,287, 34,086, 15,275, 11,750 and 21,150 shares of the Registrant's stock, respectively, all at $3.80 per share, incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim, Wroble, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim, Wroble, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Messrs. McKim, Wroble, Dalrymple and Lay. For Mr. McKim, the amount of the death benefit is $250,000; for Messrs. Lay, Dalrymple and Wrobel, the death benefit is $150,000. Incorporated by reference to Exhibit 10.3(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Messrs. McKim, Wroble, Dalrymple and Lay, incorporated by reference to Exhibit 10.3(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on June 19, 2003, as required by Item 406 of Regulation S-K

Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on April 15, 2004, as required by Item 406 of Regulation S-K

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Persuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Persuant to Section 906 of The Sarbanes-Oxley Act of 2002

B -- Reports on Form 8-K Filed During the Fourth Quarter of 2004

Changes to Registrant's bylaws were filed on Form 8-K under item 5.03 on October 7, 2004.

The Registrant's press release announcing its third quarter earnings was filed on Form 8-K under item 2.02 on October 21, 2003.

The Registrant's quarterly earnings brochure to be mailed to shareholders was filed under Item 8.01 on October 28, 2003.

The Registrant's press release announcing the fourth quarter 2004 dividend declaration was filed on Form 8-K under item 8.01 on December 16, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

By	/s/Daniel R. Daigneault

Daniel R. Daigneault, President

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title and Date

/s/Daniel R. Daigneault	President and Director
Daniel R. Daigneault	(Principal Executive Officer)
March 15, 2005

/s/F Stephen Ward	Treasurer and Chief Financial Officer
F. Stephen Ward	(Principal Financial Officer, Principal Accounting Officer)
March 15, 2005

/s/Robert B. Gregory	Director and Chairman of the Board
Robert B. Gregory	March 15, 2005

/s/Katherine M. Boyd	Director
Katherine M. Boyd	March 15, 2005

/s/Tony C. McKim	Director
Tony C. McKim	March 15, 2005

/s/Randy A. Nelson	Director
Randy A. Nelson	March 15, 2005

/s/Carl S. Poole, Jr.	Director
Carl S. Poole, Jr.	March 15, 2005

/s/Mark N. Rosborough	Director
Mark N. Rosborough	March 15, 2005

/s/Stuart G. Smith	Director
Stuart G. Smith	March 15, 2005

/s/David B. Soule, Jr.	Director
David B. Soule, Jr.	March 15, 2005

/s/Bruce A. Tindal	Director
Bruce A. Tindal	March 15, 2005