Form 10-Q
period 2005-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2005-05-10
CIK 765207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File No.
March 31, 2005	0-26589

FIRST NATIONAL LINCOLN CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

MAIN STREET, DAMARISCOTTA, MAINE	04543
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(207) 563 - 3195

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock,

as of the latest practicable date.

Class	Outstanding at May 2, 2004
Common Stock, Par One Cent	9,871,453

Table of Contents

Part I. Financial Information

Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financials Statements	7
Note 1 – Basis of Presentation	7
Note 2 – Common Stock	7
Note 3 – Stock Options	7
Note 4 – Earnings Per Share	8
Note 5 – Postretirement Benefit Plans	9
Note 6 – Pro-Forma Financial Information	9
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Critical Accounting Policies	12
GAAP vs. Pro-Forma Results	12
Executive Summary	12
Net Interest Income	13
Provision for Loan Losses	14
Non-Interest Income	14
Non-Interest Expense	14
Income Taxes	15
Average Daily Balance Sheet	16
Value of Assets Acquired	17
Investments	18
Loans	18
Allowance for Loan Losses	18
Deposits	19
Borrowed Funds	19
Shareholders' Equity	20
Non-Performing Assets	20
Off-Balance Sheet Financial Instruments	20
Sale of Loans	20
Contractual Obligations	21
Liquidity Management	21
New Accounting Standards	21
Forward-Looking Statements	21
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22
Market-Risk Management	22
Asset/Liability Management	22
Interest Rate Risk Management	23
Item 4: Controls and Procedures	24

Part II – Other Information

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months ended
Dollars in thousands,	March 31
except for per share amounts	2005	2004
Summary of Operations
Operating Income	$12,559	$8,224
Operating Expense	8,359	5,532
Net Interest Income	7,384	4,953
Provision for Loan Losses	-	240
Net Income	2,995	1,924
Per Common Share Data [1]
Basic Earnings per Share	$0.32	$0.26
Diluted Earnings per Share	0.31	0.26
Cash Dividends Declared	0.125	0.103
Book Value	10.10	6.74
Market Value	17.00	16.00
Financial Ratios
Return on Average Equity [2]	13.23%	16.14%
Return on Average Tangible Equity [2]	17.74%	16.18%
Return on Average Assets [2]	1.40%	1.36%
Average Equity to Average Assets	10.61%	8.43%
Average Tangible Equity to Average Assets	7.92%	8.40%
Net Interest Margin Tax-Equivalent [2]	3.96%	3.87%
Dividend Payout Ratio	39.06%	39.24%
Allowance for Loan Losses/Total Loans	0.96%	1.06%
Non-Performing Loans to Total Loans	0.37%	0.40%
Non-Performing Assets to Total Assets	0.27%	0.30%
Efficiency Ratio [3]	51.07%	49.26%
At Period End
Total Assets	$918,218	$578,219
Total Loans	682,668	415,460
Total Investment Securities	156,182	138,069
Total Deposits	606,180	384,251
Total Shareholders’ Equity	99,715	49,352

1 Adjusted for a three-for-one stock split, in the form of a 200% stock dividend,

paid June 1, 2004, to shareholders of record on May 12, 2004.

2 Annualized using a 365-day basis in 2005 and a 366-day basis in 2004

3 The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2005 and 2004, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

May 5, 2005

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	March 31,	December 31,	March 31,
In thousands of dollars	2005	2004	2004
Assets
Cash and due from banks	$ 22,206	$ 14,770	$ 9,236
Investments
Available for sale	52,362	51,892	55,570
Held to maturity (market values $103,367 at 3/31/2005, $75,600 at 12/31/2004, and $84,455 at 3/31/2004)	103,820	74,935	82,499
Loans held for sale (fair value approximates cost)	-	-	295
Loans	682,668	478,332	415,460
Less: allowance for loan losses	6,577	4,714	4,392
Net loans	676,091	473,618	411,068
Accrued interest receivable	5,032	2,791	3,147
Bank premises and equipment	17,000	9,061	8,948
Other real estate owned	-	-	44
Goodwill	27,960	125	125
Other assets	13,747	7,046	7,287
Total Assets	$ 918,218	$ 634,238	$ 578,219
Liabilities & Shareholders' Equity
Demand deposits	$ 54,443	$ 31,181	$ 26,581
NOW deposits	104,693	60,550	51,346
Money market deposits	114,191	76,411	80,837
Savings deposits	110,543	68,673	63,085
Certificates of deposit	114,093	63,900	77,840
Certificates $100,000 and over	108,217	69,129	84,562
Total deposits	606,180	369,844	384,251
Borrowed funds	202,856	207,206	139,515
Other liabilities	9,467	4,373	5,101
Total Liabilities	818,503	581,423	528,867
Shareholders' Equity
Common stock	100	74	74
Additional paid-in capital	49,398	3,973	3,997
Retained earnings	48,887	46,809	44,155
Net unrealized gains on available-for-sale securities	1,330	1,959	2,805
Treasury stock	-	-	(1,679)
Total Shareholders' Equity	99,715	52,815	49,352
Total Liabilities & Shareholders' Equity	$ 918,218	$ 634,238	$ 578,219
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,871,317	7,356,836	7,323,624
Book value per share	$10.10	$7.18	$6.74

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months ended March 31,
In thousands of dollars	2005	2004
Interest income
Interest and fees on loans	$ 9,085	$ 5,553
Interest on deposits with other banks	-	3
Interest and dividends on investments	1,811	1,565
Total interest income	10,896	7,121
Interest expense
Interest on deposits	2,271	1,260
Interest on borrowed funds	1,241	908
Total interest expense	3,512	2,168
Net interest income	7,384	4,953
Provision for loan losses	-	240
Net interest income after provision for loan losses	7,384	4,713
Non-interest income
Investment management and fiduciary income	400	214
Service charges on deposit accounts	487	271
Mortgage origination and servicing income	128	165
Other operating income	648	453
Total non-interest income	1,663	1,103
Non-interest expense
Salaries and employee benefits	2,626	1,664
Occupancy expense	350	213
Furniture and equipment expense	453	366
Other operating expense	1,418	881
Total non-interest expense	4,847	3,124
Income before income taxes	4,200	2,692
Applicable income taxes	1,205	768
Net income	$ 2,995	$ 1,924
Earnings per common share
Basic earnings per share	$0.32	$0.26
Diluted earnings per share	$0.31	$0.26
Weighted average number of shares outstanding	9,474,770	7,298,505
Incremental shares	146,222	163,161
Cash dividends declared per share	$0.125	$0.103

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars, except per share amounts	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gain on securities available for sale	Treasury stock	Total shareholders' equity
Balance at December 31, 2003	7,264,140	$74	$4,650	$42,988	$2,497	$(2,491)	$47,718
Net income	-	-	-	1,924	-	-	1,924
Net unrealized gain on securities available for sale, net of tax of $159	-	-	-	-	308	-	308
Comprehensive income	-	-	-	1,924	308	-	2,232
Cash dividends declared	-	-	-	(757)	-	-	(757)
Payment to repurchase common stock	(7,610)	-	-	-	-	(122)	(122)
Proceeds from sale of common stock	67,094	-	(653)	-	-	934	281
Balance at March 31, 2004	7,323,624	$74	$3,997	$44,155	$2,805	$(1,679)	$49,352

Balance at December 31, 2004	7,356,836	$74	$3,973	$46,809	$1,959	$ -	$52,815
Net income	-	-	-	2,995	-	-	2,995
Net unrealized loss on securities available for sale, net of tax benefit of $339	-	-	-	-	(629)	-	(629)
Comprehensive income	-	-	-	2,995	(629)	-	2,366
Cash dividends declared	-	-	-	(1,234)	-	-	(1,234)
Payment to repurchase common stock	(38,425)	-	(492)	-	-	-	(492)
Proceeds from sale of common stock	88,308	1	556	-	-	-	557
Tax benefit of disqualifying disposition stock option shares	-	-	-	317	-	-	317
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at March 31, 2005	9,871,317	$100	$49,398	$48,887	$1,330	$ -	$99,715

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For three months ended March 31,
In thousands of dollars	2005	2004
Cash flows from operating activities
Net income	$2,995	$1,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	323	258
Provision for loan losses	-	240
Loans originated for resale	(4,090)	(4,543)
Proceeds from sales and transfers of loans	4,681	5,230
Net increase in other assets and accrued interest	(573)	(201)
Net increase in other liabilities	2,705	747
Net amortization of premiums on investments	46	72
Net acquisition amortization	81	-
Net cash provided by operating activities	6,168	3,727
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	1,229	2,326
Proceeds from maturities, payments and calls of securities to be held to maturity	9,233	15,282
Proceeds from sales of other real estate owned	-	7
Purchases of securities available for sale	(702)	-
Purchases of securities to be held to maturity	(13,551)	(18,593)
Net increase in loans	(19,369)	(16,613)
Capital expenditures	(495)	(287)
Cash acquired, net of cash used for FNB acquisition	3,591	-
Net cash used in investing activities	(20,064)	(17,878)
Cash flows from financing activities
Net increase (decrease) in demand deposits, savings, money market and club accounts	5,494	(3,128)
Net increase in certificates of deposit	38,041	28,302
Repayment on long-term borrowings	(9,990)	(6,000)
Net decrease in short-term borrowings	(11,394)	(12,307)
Payments to repurchase common stock	(492)	(122)
Proceeds from sale of common stock	556	281
Dividends paid	(883)	(726)
Net cash provided by financing activities	21,332	6,300
Net increase (decrease) in cash and cash equivalents	7,436	(7,851)
Cash and cash equivalents at beginning of period	14,770	17,087
Cash and cash equivalents at end of period	$22,206	$9,236
Interest paid	$3,196	$2,495
Income taxes paid	$2,532	$-
Non-cash transactions
Change in net unrealized gain on available for sale securities	$(629)	$467
Non-cash assets acquired with common stock	$258,631	$-
Less liabilities assumed	$214,266	$-

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financials Statements

First National Lincoln Corporation and Subsidiary

Note 1 – Basis of Presentation

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (FNB) of Bar Harbor, Maine, and operating results include the effect of the FNB acquisition only after the closing date (see Note 6 -- Pro-Forma Financial Information).

The income reported for the 2005 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Note 2 – Common Stock

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.

On January 20, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated.

As of March 31, 2005, the Company had repurchased 38,413 shares under the new repurchase plan at an average price of $17.37.

Note 3 – Stock Options

The Company established a stock option plan in 1995. Under the plan, the Company may grant options to its employees for up to 600,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option's maximum term is ten years from the date of grant. As a result of the FNB acquisition, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share.

A summary of the status of the Company's Stock Option Plan as of March 31, 2005, and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	205,500	$ 4.81
Granted in 2005	42,000	18.00
Assumed in 2005	95,479	3.80
Exercised in 2005	(73,483)	4.14
Balance at March 31, 2005	269,496	$ 6.69

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend paid June 1, 2004, to shareholders of record on May 12, 2004.

	For the three months
	ended March 31,
In thousands of dollars, except per share amounts	2005	2004
Net income
As reported	$2,995	$ 1,924
Value of option grants, net of tax	120	-
Pro forma	$2,875	$ 1,924
Basic earnings per share
As reported	$0.32	$ 0.26
Value of option grants, net of tax	0.01	-
Pro forma	$0.31	$ 0.26
Diluted earnings per share
As reported	$0.31	$ 0.26
Value of option grants, net of tax	0.01	-
Pro forma	$0.30	$ 0.26

The fair market value of options granted, net of tax, was $120,000 in 2005. No options were granted in 2004. The weighted average fair market value of options granted was $4.41 in 2005. The fair market value in 2005 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of 10 years.

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2005
Net income as reported	$2,995
Basic EPS: Income available to common shareholders	$2,995	9,474,770	$0.32
Effect of dilutive securities: incentive stock options		146,222
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,995	9,620,992	$0.31
For the three months ended March 31, 2004
Net income as reported	$1,924
Basic EPS: Income available to common shareholders	$1,924	7,298,505	$0.26
Effect of dilutive securities: incentive stock options		163,161
Diluted EPS: Income available to common shareholders plus assumed conversions	$1,924	7,461,666	$0.26

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of

Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

	At March 31,
	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year:	$1,923	$542
Service cost	3	1
Interest cost	31	9
Benefits paid	(48)	(10)
Actuarial (gain) loss	-	-
Benefit obligation at end of period:	1,909	542
Funded status
Benefit obligation at end of year	(1,909)	(542)
Unamortized prior service cost	232	(11)
Unamortized net actuarial loss	40	48
Unrecognized transition obligation	225	259
Accrued benefit cost	$(1,412)	$(247)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2005	2004
Components of net periodic benefit cost
Service cost	$3	$2
Interest cost	31	8
Amortization of unrecognized transition asset	12	7
Amortization of prior service cost	1	1
Amortization of accumulated losses	1	1
Net periodic benefit cost	$48	$19

A weighted average discount rate of 6.8% was used in determining both the accumulated benefit obligation and the net benefit cost. The measurement date for benefit obligations was as of year-end for both years presented. The estimated amount of related benefit expense in 2005 is $190,000, and the estimated amount of benefits to be paid is $151,000.

Note 6 – Pro-Forma Financial Information

On August 25, 2004, the Company entered into an agreement to acquire FNB Bankshares (FNB) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. This acquisition was completed on January 14, 2005. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. Management expects that the products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and this will also provide a larger capacity to lend money and a stronger overall funding base. It is expected that the combined entity will realize cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company's stock for the 30-day period ending January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were outstanding options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

The total value of the transaction was $47,961,000, and all of the voting equity interest of FNB was acquired in the transaction. The Company assumed all outstanding liabilities of FNB, including liabilities under certain Employment Continuity Agreements and Split Dollar Agreements with executive officers of FNB. The acquisition was intended to qualify as a reorganization for federal income tax purposes and provide for a tax-free exchange of shares.

The transaction was accounted for as a purchase and, accordingly, the operations of FNB are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill related to the core deposit intangible is being amortized over its expected economic life, and remaining goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In the tables which follow, pro forma financial information is presented.

The pro forma balance sheets in the following table show how the financial position of the Company would have been presented if the transaction had closed prior to March 31, 2004. The adjustments show the effect of recording all assets and liabilities acquired to current fair value as well as the amount of identified intangibles (core deposit intangible). The excess of purchase price over the fair value of net tangible and intangible assets acquired is recorded as goodwill.

In thousands of dollars	March 31, 2005	December 31, 2004	March 31, 2004
Assets
Cash and due from banks	$ 22,206	$ 22,777	$ 17,605
Investments	156,182	154,081	172,018
Loans held for sale (fair value approximates cost)	-	179	1,086
Loans	682,668	664,466	584,593
Less: allowance for loan losses	6,577	6,719	6,428
Net loans	676,091	657,747	578,165
Bank premises and equipment	17,000	16,861	15,805
Goodwill	27,960	27,960	27,960
Other assets	18,779	18,573	19,267
Total Assets	$ 918,218	$ 898,178	$ 831,906
Liabilities & Shareholders' Equity
Deposits	$ 606,180	$ 559,500	$ 572,016
Borrowed funds	202,856	228,241	153,596
Other liabilities	9,467	9,193	9,623
Total Liabilities	818,503	796,934	735,235
Shareholders' Equity	99,715	101,244	96,671
Total Liabilities & Shareholders' Equity	$ 918,218	$ 898,178	$ 831,906

The pro forma statements of income in the following table show how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented. Management has made adjustments to reflect the amortization of the premium recorded on loans acquired, the increased depreciation on premises, and amortization of the core deposit intangible. Average shares outstanding and incremental shares used in earnings per share calculations are based upon the exchange ratio of 2.35 shares of the Company for each share of FNB.

	For three months ended March 31,
In thousands of dollars, except share and per share information	2005	2004
Interest income	$11,277	$9,641
Interest expense	3,620	2,766
Net interest income	7,657	6,875
Provision for loan losses	-	300
Net interest income after provision for loan losses	7,657	6,575
Non-interest income	1,808	2,009
Non-interest expense	5,541	5,197
Income before income taxes	3,923	3,387
Applicable income taxes	1,103	936
Net Income	$2,820	$2,452
Operating Statistics
Basic earnings per share	$0.29	$0.25
Diluted earnings per share	$0.28	$0.25
Cash dividends declared per share	$0.125	$0.103
Dividend payout ratio	43.10%	39.14%
Return on average assets	1.32%	1.25%
Return on average equity	10.50%	15.54%
Return on average tangible equity	13.36%	15.57%
Efficiency ratio (tax equivalent)	55.83%	55.86%

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation and Subsidiary

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses and the valuation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

The valuation of mortgage servicing rights also requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through sale of loans and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation for both mortgage servicing rights and impairment.

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using generally accepted accounting principles in the United States of America (GAAP) which, under the purchase methods of accounting, exclude FNB Bankshares results prior to the closing date of the acquisition on January 14, 2005. This discussion also includes pro-forma information which show how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a full presentation of pro-forma results, see Note 6 to the Consolidated Financial Statements -- Pro-Forma Financial Information).

Executive Summary

Net income for the three months ended March 31, 2005 was $2,995,000, an increase of 55.7% over net income of $1,924,000 for the comparable period of 2004. The Company's increase in net income for the three months ended March 31, 2005 in comparison to the same period in 2004 was the result of a 49.1% increase in net interest income due to rising rates, wider margins and growth in earning assets, including the FNB acquisition. In addition, non-interest income increased 50.8% in comparison to 2004. The level of increase in operating expenses was in line with growth in revenues and assets. Fully diluted earnings per share for the three months ended March 31, 2005 were $0.31, a 19.2% increase over the $0.26 reported for the first quarter of 2004.

On a pro-forma basis, net income for the three months ended March 31, 2005, was $2,820,000, an increase of $368,000 or 15.0% over pro-forma net income of $2,452,000 for the first three months of 2004. Pro-forma fully diluted earnings per share for the first three months of 2005 were $0.28, and increase of $0.03 or 12.0% over $0.25 for the first three months of 2004.

Net Interest Income

Total interest income of $10,896,000 for the three months ended March 31, 2005 is a 53.0% increase from total interest income of $7,121,000 in the comparable period of 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. Total interest expense of $3,512,000 for the first three months of 2005 is a 62.0% increase from total interest expense of $2,168,000 for the first three months of 2004. This was a direct result of the rising interest rate climate and the FNB acquisition.

The combination of higher interest rates, asset growth and the FNB acquisition resulted in net interest income of $7,384,000 for the three months ended March 31, 2005, which represents a 49.1% increase from the $4,953,000 reported for the same period in 2004.

The Company's net interest margin on a tax-equivalent basis increased from 3.87% in the first three months of 2004 to 3.96% in the first three months of 2005. Tax-exempt interest income amounted to $763,000 and $487,000 for the three months ended March 31, 2005 and 2004, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with expected short-term widening in the Company's net interest margin as a result of assets repricing more rapidly than liabilities in the current rate environment.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Three months ended March 31,	2005		2004
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Due from banks	$ -	2.84%	$ 3	0.87%
Investments	2,110	5.59%	1,796	5.47%
Loans held for sale	-	0.00%	4	5.45%
Loans	9,197	5.78%	5,580	5.51%
Total interest-earning assets	11,307	5.75%	7,383	5.49%
Interest-bearing liabilities
Deposits	2,271	1.64%	1,260	1.35%
Other borrowings	1,241	2.48%	908	2.61%
Total interest-bearing liabilities	3,512	1.87%	2,168	1.69%
Net interest income	$7,795		$5,215
Interest rate spread		3.88%		3.80%
Net interest margin		3.96%		3.87%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Three months ended March 31, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Due from banks	$(3)	$7	$(7)	$(3)
Investment securities	283	27	4	314
Loans held for sale	(4)	(4)	4	(4)
Loans	3,254	229	133	3,616
Total interest income	3,530	259	134	3,923
Interest expense
Deposits	623	259	129	1,011
Other borrowings[2]	408	(52)	(23)	333
Total interest expense	1,031	207	106	1,344
Change in net interest income	$2,499	$52	$28	$2,579

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2005 and 2004:

	For the three months ended March 31,
	2005	2004
Net interest income as presented	$7,384	$4,953
Effect of tax-exempt income	411	262
Net interest income, tax equivalent	$7,795	$5,215

On a pro-forma basis, net interest income for the first three months of 2005 was $7,657,000, an increase of $782,000 or 11.4% over net interest income of $6,875,000 for the first three months of 2004. This increase was the result of asset growth as well as an increased net interest margin, which widened from 3.90% on a pro-forma basis for the first quarter of 2004 to 3.95% for the first quarter of 2005.

Provision for Loan Losses

There was no provision to the allowance for loan losses made during the first three months of 2005, compared to the $240,000 provision made for the same period of 2004. The decrease in provision is due to credit quality in the loan portfolio and the level of loan chargeoffs in the first three months of 2005.

Non-Interest Income

Non-interest income was $1,663,000 for the three months ended March 31, 2005, an increase of 50.8% from the $1,103,000 reported for the first three months of 2004. The increase in non-interest income was due to the acquisition of FNB Bankshares. On a pro-forma basis, non-interest income declined by $201,000 or 10.1% from $2,009,000 in 2004 to $1,808,000 in 2005. Although investment management and fiduciry income increased by 11.2%, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market.

Non-Interest Expense

Non-interest expense of $4,847,000 for the three months ended March 31, 2005, is an increase of 55.2% over non-interest expense of $3,124,000 for the first three months of 2004. In addition to expenses arising from the FNB acquisition, this increase is primarily due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for marketing, supplies and professional fees, in line with the Company's revenue and asset growth. On a pro-forma basis, non-interest expense increased by $344,000 or 6.6% during the first three months of 2005 compared to the first three months of 2004, with the largest increase in employee costs, which were up by 6.2%. Although the Company has begun to realize some of the anticipated cost savings as a result of the FNB acquisition, other significant cost reductions have not yet been realized since data systems and other support functions remain to be consolidated.

Income Taxes

Income taxes on operating earnings increased to $1,205,000 for the first three months of 2005 from $768,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

Average Daily Balance Sheet

The following table shows the Company's average daily balance sheets for the three-month periods ended March 31, 2005 and 2004

	For three months ended
	March 31,
In thousands of dollars	2005	2004
Assets
Cash and due from banks	$19,574	$11,440
Interest-bearing deposits	3	1,393
Investments
U.S. Treasury securities & government agency securities	63,840	56,517
Obligations of states and political subdivisions	46,260	32,648
Other securities	42,903	42,981
Total investments	153,003	132,146
Loans held for sale	-	295
Loans
Commercial	252,809	140,732
Consumer	33,431	26,323
State and municipal	22,014	8,419
Real estate	336,590	231,837
Total loans	644,844	407,311
Allowance for loan losses	(6,475)	(4,269)
Net loans	638,369	403,042
Fixed assets	15,713	9,035
Goodwill	23,318	125
Other assets	14,831	10,014
Total assets	$864,811	$567,490
Liabilities and shareholders' equity
Deposits
Demand	$54,101	$26,848
NOW	96,504	51,879
Money market	107,262	80,608
Savings	104,955	63,426
Certificates of deposit	116,334	74,756
Certificates of deposit over $100,000	81,450	77,538
Total deposits	560,606	375,055
Borrowed funds	202,959	140,004
Other liabilities	9,462	4,616
Total liabilities	773,027	519,675
Common stock	95	25
Additional paid-in capital	41,957	4,687
Retained earnings	47,548	43,007
Net unrealized gain/loss on securities available for sale	2,184	2,497
Treasury stock	-	(2,401)
Total shareholders' equity	91,784	47,815
Total liabilities and shareholders' equity	$864,811	$567,490

Value of Assets Acquired

On January 14, 2005, the Company completed the FNB acquisition. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. Management expects that the products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and this will also provide a larger capacity to lend money and a stronger overall funding base. It is expected that the combined entity will realize cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

The total value of the transaction was $47,956,000, and all of the voting equity interest of FNB was acquired in the transaction. As required under GAAP, the purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which totaled $27,835,000 and included $972,000 for direct expenses to consummate the transaction. The majority of the $1,830,000 difference between actual goodwill booked and the $26,005,000 of goodwill which Management estimated in the Company's December 31, 2004 financial statements was due to deferred income taxes.

The following table shows the fair value of assets and liabilities recorded on the Company's balance sheet from the FNB acquisition, including the associated goodwill in the transaction:

In thousands of dollars	January 14, 2005
Assets
Cash and due from banks	$ 6,963
Investments	26,562
Loans held for sale (fair value approximates cost)	591
Loans	185,357
Less: allowance for loan losses	(2,164)
Net loans	183,193
Bank premises and equipment	7,767
Goodwill	27,835
Other assets	9,311
Total Assets	$ 262,222
Liabilities & Shareholders' Equity
Deposits	$ 192,860
Borrowed funds	17,044
Other liabilities	4,362
Total liabilities	214,266
Shareholders' Equity	47,956
Total Liabilities & Shareholders' Equity	$ 262,222

Investments

The Company's investment portfolio increased by $29.4 million or 23.1% to $156.2 million between December 31, 2004, and March 31, 2005. At March 31, 2005, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.3 million. Between March 31, 2004 and March 31, 2005, the Company's investment portfolio increased by $18.1 million or 13.2%. This growth was the result of the FNB acquisition.

On a pro-forma basis, the Company's investment portfolio increased by $2.1 million or 1.4% during the first quarter of 2005. Year-over-year, the investment portfolio declined by $15.8 million or 9.2% on a pro-forma basis, the result of a decline in investments on the FNB balance sheet to fund loan growth.

Loans

Loans grew by $204.3 million or 42.7% during the first three months of 2005. The growth in commercial loans was $133.7 million or 9.9% and municipal loans increased $8.3 million or 92.1%. The residential mortgage portfolio increased by $30.1 million or 17.3%, and home equity lines of credit grew $10.4 million or 19.9% year-to-date. The majority of this growth was due to the FNB acquisition. Between March 31, 2004 and March 31, 2005, the loan portfolio increased $267.2 million or 64.3%, as a result of strong customer demand and the FNB acquisition

On a pro-forma basis, the loan portfolio increased by $18.2 million or 2.7% during the first quarter of 2005. In Management's view, this is strong growth since the first quarter is traditionally not a strong period for loan growth. Year-over-year, the loan portfolio increased by $98.1 million or 16.8% on a pro-forma basis, the result of strong loan growth seen by the Company in both the Mid-Coast and Down East Maine regions.

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

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of March 31, 2005. As of that date, the balance of $6,577,000 was 0.96% of total loans, compared to 0.99% at December 31, 2004 and 1.06% at March 31, 2004. Loans considered to be impaired according to SFAS 114/118 totaled $2,562,000 at March 31, 2005, compared to $1,601,000 at December 31, 2004. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2005, was $282,000 compared to $204,000 at December 31, 2004.

On a pro-forma basis, the allowance for loan losses decreased by $142,000 or 2.1% in the first three months of 2005. This was the result of no additional provision to the allowance due to credit quality in the loan portfolio and the level of loan chargeoffs during the period.

Deposits

During the first three months of 2005, deposits increased by $236.3 million or 63.9% over December 31, 2004. Core deposits (demand, NOW, savings and money market accounts) increased by $147.0 million or 62.03% in the first three months of 2005 compared to the same period in 2004. During the same period, certificates of deposit increased $89.3 million. Between March 31, 2004, and March 31, 2005, deposits grew by 57.8%, or $221.9 million. Demand deposits grew $27.9 million, NOW accounts $53.3 million, savings $47.4 million, and money market accounts $33.4 million, while certificates of deposit increased $59.9 million. The majority of the growth, both year-to-date and year-over-year, was due to the FNB acquisition.

On a pro-forma basis, deposits grew by $46.7 million or 8.3% during the first three months of 2005. This growth was in money market deposits, which increased as a result of the FNB acquisition, and CDs, primarily from wholesale and brokered sources.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2005, borrowed funds decreased by $4.4 million or 2.1% from December 31, 2004. Between March 31, 2004 and March 31, 2005, borrowed funds increased $63.3 million or 45.4%. These enabled the Company to meeting its funding needs for asset growth at a reasonable cost.

On a pro-forma basis, borrowed funds decreased by $25.4 million or 11.1% during the first quarter of 2005. This was the result of strong growth in deposits, as noted above. Year-over-year, borrowed funds increased $49.3 million or 32.1% on a pro-forma basis in order to fund asset growth, as noted above.

Shareholders' Equity

Shareholders' equity as of March 31, 2005 was $99.7 million, compared to $52.8 million as of December 31, 2004. The Company's strong earnings performance in the first three months of 2005, net of dividends paid, added to shareholders' equity, in addition to the significant increase from the FNB acquisition. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.6 million from December 31, 2004, as a result of a recent rise in interest rates.

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.

In 2005, a cash dividend of 12.5 cents per share was declared in the first quarter compared to 10.3 cents in the first quarter of 2004. The dividend payout ratio was 39.06% in the first quarter of 2005 compared to 39.24% in the first quarter of 2004.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2005 is this year's net income plus $9.7 million.

Regulatory leverage capital ratios for the Company were 8.70% and 8.03% at March 31, 2005 and December 31, 2004, respectively. The Company had a tier one risk-based capital ratio of 11.02% and tier two risk-based capital ratio of 12.05% at March 31, 2005, compared to 11.62% and 12.71%, respectively, at December 31, 2004. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

On January 20, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated.

As of March 31, 2005, the Company had repurchased 38,413 shares under the new repurchase plan at an average price of $17.37.

Non-Performing Assets

At March 31, 2005, loans on non-accrual status totaled $2.5 million, which compares to non-accrual loans of $1.6 million as of December 31, 2004. In addition to loans on non-accrual status at March 31, 2005, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $1.0 million, which compares to $281,000 as of December 31, 2004. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The majority of the increase in non-performing assets in the first quarter of 2005 was the result of the balance sheet combination from the FNB acquisition.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2005:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$202,856	$159,145	$14,000	$29,500	$211
Operating leases	878	202	384	191	101
Certificates of deposit	222,310	165,113	40,082	17,115	-
Total	$426,044	$324,460	$54,466	$46,806	$312
Commitments to extend credit and unused lines of credit	$123,427	$123,427	$-	$-	$-

Liquidity Management

As of March 31, 2005 the Bank had primary sources of liquidity of $43.8 million and an additional $173.7 million of secondary sources. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47 - Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management expects the adoption of FIN 47 will not have a material effect on the Company’s consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market-Risk Management

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at March 31, 2005, was -2.15% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of March 31, 2005 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$18,940	$11,605	$85,763	$40,607
Loans held for sale	-	-	-	-
Loans	282,249	110,635	229,413	60,604
Other interest-earning assets	-	-	-	7,975
Non-rate-sensitive assets	-	-	-	32,908
Total assets	301,189	122,240	315,176	142,094
Interest-bearing deposits	205,220	77,537	56,457	215,058
Borrowed funds	151,194	3,633	16,000	27,711
Non-rate-sensitive liabilities and equity	1,200	3,600	19,200	103,889
Total liabilities and equity	357,614	84,770	91,657	346,658
Period gap	$(56,425)	$37,470	$223,519	$(204,564)
Percent of total assets	-6.41%	4.25%	25.38%	-23.23%
Cumulative gap (current)	(56,425)	(18,955)	204,564	0
Percent of total assets	-6.41%	-2.15%	23.23%	0.00%

The earnings simulation model forecasts capture the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

The Bank's most recent simulation model projects net interest income would increase by approximately 0.77% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.33% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.68% in a falling-rate scenario and decrease by 1.83% in a rising rate scenario when compared to the year-one base scenario.

A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2005 is presented in the following table:

Changes in Net Interest Income	2005

Year 1

Projected change if rates decrease by 1.0%	+0.77%
Projected change if rates increase by 2.0%	-3.33%

Year 2

Projected change if rates decrease by 1.0%	+2.68%
Projected change if rates increase by 2.0%	-1.83%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2005. Modeling was done using data from March 29, 2005. In Management's opinion, the Bank-only information as of March 31, 2005 would not be materially different than that for the Company's consolidated balances on March 31, 2005. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2005, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2005, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in 2005 and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first three months of 2005, 8,162 shares were issued pursuant to this Plan, as presented in the following table:

Month	Shares
January	6,088
February	1,514
March	560
8,162

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held at 10:00 a.m. on January 11, 2005 in Newcastle, Maine, for the following purposes:

•	to consider and vote upon a proposal to approve an agreement and plan of merger, dated as of August 25, 2004, between First National Lincoln Corporation and FNB Bankshares;
•

to consider and vote upon a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approve the merger agreement; and

•	to transact such other business as may properly come before the special meeting or any adjournment or postponement of the special meeting.

The results of the shareholder vote are presented in the following table:

Item #1	Item #2
Approve Merger	Adjourn to Later Date
FOR	5,379,886	5,310,682
AGAINST	295,028	329,300
ABSTAIN	6,930	41,862
Total Votes Cast	5,681,844	5,681,844

Item 5 – Other Information

A.	None.

B.	None.

Item 6 – Exhibits

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

Exhibit 10.1(b) Specimen FNB Bankshares Non-Qualified Stock Option Agreement entered into with Messrs. Rosborough, McKim, Wrobel, Dalrymple and Lay, whose FNB Bankshares options have been converted into options to purchase 5,287, 34,086, 15,275, 11,750 and 21,150 shares of the Registrant's stock, respectively, all at $3.80 per share, incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim, Wroble, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay. For Mr. McKim, the amount of the death benefit is $250,000; for Messrs. Lay, Dalrymple and Wrobel, the death benefit is $150,000. Incorporated by reference to Exhibit 10.3(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.3(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 31.1 Certification of Chief Executive Officer Persuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 31.2 Certification of Chief Financial Officer Persuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 32.1 Certification of Chief Executive Officer Persuant to 18 U.S.C. Section 1350, As Adopted Persuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Persuant to 18 U.S.C. Section 1350, As Adopted Persuant to Section 906 of The Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL LINCOLN CORPORATION

/s/ Daniel R. Daigneault

Daniel R. Daigneault

President & Chief Executive Officer

Date: May 9, 2005

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: May 9, 2005