Form 10-Q
period 2005-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2005-08-09
CIK 765207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:                           Commission File No.

June 30, 2005                                                                   0-26589

FIRST NATIONAL LINCOLN CORPORATION

(Exact name of registrant as specified in its charter)

MAINE01-0404322

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No)

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

Class	Outstanding at August 5, 2005
Common Stock, Par One Cent	9,785,649

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm 2
Consolidated Balance Sheets (Unaudited) 3
Consolidated Statements of Income (Unaudited) 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited) 5
Consolidated Statements of Cash Flows (Unaudited) 6
Notes to Consolidated Financials Statements	7
Note 1 – Basis of Presentation 7
Note 2 – Common Stock 7
Note 3 – Stock Options 7
Note 4 – Earnings Per Share 8
Note 5 – Postretirement Benefit Plans 9
Note 6 – Pro-Forma Financial Information	10
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Critical Accounting Policies	12
GAAP vs. Pro-Forma Results	12
Executive Summary	13
Net Interest Income	13
Provision for Loan Losses	15
Non-Interest Income	15
Non-Interest Expense	15
Income Taxes	15
Average Daily Balance Sheets	16
Value of Assets Acquired	17
Investments	18
Loans	18
Allowance for Loan Losses	18
Deposits	19
Borrowed Funds	19
Shareholders' Equity	20
Non-Performing Assets	20
Off-Balance Sheet Financial Instruments	20
Sale of Loans	20
Contractual Obligations	21
Liquidity Management	21
Forward-Looking Statements	21
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22
Market-Risk Management	22
Asset/Liability Management	22
Interest Rate Risk Management	23
Item 4: Controls and Procedures	24
Part II – Other Information	25
Item 1 – Legal Proceedings	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Default Upon Senior Securities	25
Item 4 – Submission of Matters to a Vote of Security Holders	26
Item 5 – Other Information	26
Item 6 – Exhibits	27
Signatures	28

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2005	2004	2005	2004

Summary of Operations
Operating Income	$27,082	$16,760	$14,522	$8,537
Operating Expense	18,524	11,190	10,166	$5,660
Net Interest Income	15,280	10,185	7,894	5,233
Provision for Loan Losses	100	480	100	240
Net Income	6,130	3,981	3,133	2,056
Per Common Share Data
Basic Earnings per Share	$0.63	$0.54	$0.32	$0.28
Diluted Earnings per Share	0.62	0.53	0.31	0.28
Cash Dividends Declared	0.255	0.213	0.130	0.110
Book Value	10.24	6.74	10.24	6.74
Market Value	17.00	19.50	17.00	19.50
Financial Ratios
Return on Average Equity [1]	12.89%	16.37%	12.57%	16.58%
Return on Average Tangible Equity [1]	17.59%	16.41%	17.44%	16.62%
Return on Average Assets [1]	1.37%	1.39%	1.33%	1.41%
Average Equity to Average Assets	10.62%	8.47%	10.62%	8.51%
Average Tangible Equity to Average Assets	7.78%	8.45%	7.65%	8.49%
Net Interest Margin Tax-Equivalent [1]	3.92%	3.92%	3.87%	3.97%
Dividend Payout Ratio	40.48%	39.51%	40.63%	39.29%
Allowance for Loan Losses/Total Loans	0.91%	1.03%	0.91%	1.03%
Non-Performing Loans to Total Loans	0.35%	0.35%	0.35%	0.35%
Non-Performing Assets to Total Assets	0.26%	0.27%	0.26%	0.27%
Efficiency Ratio –Tax Equivalent [2]	52.26%	48.91%	53.33%	48.60%
At Period End
Total Assets	$ 958,572	$613,972	$ 958,572	$ 613,972
Total Loans	718,376	443,433	718,376	443,433
Total Investment Securities	160,041	141,301	160,041	141,301
Total Deposits	672,254	386,573	672,254	386,573
Total Shareholders’ Equity	100,572	49,515	100,572	49,515
Prior periods have been adjusted to reflect the three-for-one stock split in 2004

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2005 and 2004, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

August 5, 2005

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	June 30,	December 31,	June 30,
In thousands of dollars	2005	2004	2004
Assets
Cash and due from banks	$22,080	$14,770	$13,777
Investments:
Available for sale	52,348	51,892	53,642
Held to maturity (market values $108,639 at 6/30/2005, $75,601 at 12/31/2004, and $87,248 at 6/30/2004)	107,693	74,935	87,659
Loans held for sale (fair value approximates cost)	412	-	-
Loans	718,376	478,332	443,433
Less: allowance for loan losses	6,518	4,714	4,580
Net loans	711,858	473,618	438,853
Accrued interest receivable	5,492	2,791	3,055
Bank premises and equipment	16,949	9,061	8,843
Other real estate owned	-	-	44
Goodwill	27,960	125	125
Other assets	13,780	7,046	7,974
Total assets	$958,572	$634,238	$613,972
Liabilities & shareholders' equity
Demand deposits	$56,421	$31,181	$27,504
NOW deposits	106,105	60,550	55,938
Money market deposits	110,463	76,411	78,233
Savings deposits	111,990	68,673	65,336
Certificates of deposit	127,708	63,900	76,170
Certificates $100,000 and over	159,567	69,129	83,392
Total deposits	672,254	369,844	386,573
Borrowed funds	177,729	207,206	173,661
Other liabilities	8,017	4,373	4,223
Total Liabilities	858,000	581,423	564,457
Shareholders' equity
Common stock	99	74	74
Additional paid-in capital	48,220	3,973	3,721
Retained earnings	50,773	46,809	44,006
Accumulated other comprehensive income
Net unrealized gains on available-for-sale securities	1,480	1,959	1,714
Total Shareholders' Equity	100,572	52,815	49,515
Total liabilities & shareholders' equity	$958,572	$634,238	$613,972
Common stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,819,801	7,356,836	7,342,690
Book value per share	$10.24	$7.18	$6.74

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2005	2004	2005	2004
Interest income
Interest and fees on loans	$ 19,462	$ 11,298	$ 10,377	$ 5,745
Interest on deposits with other banks	5	3	5	-
Interest and dividends on investments	3,724	3,237	1,912	1,672
Total interest income	23,191	14,538	12,294	7,417
Interest expense
Interest on deposits	5,196	2,526	2,926	1,265
Interest on borrowed funds	2,715	1,827	1,474	919
Total interest expense	7,911	4,353	4,400	2,184
Net interest income	15,280	10,185	7,894	5,233
Less: provision for loan losses	100	480	100	240
Net interest income after provision for loan losses	15,180	9,705	7,794	4,993
Non-interest income
Investment management and fiduciary income	819	430	420	216
Service charges on deposit accounts	1,151	580	663	310
Mortgage origination and servicing income	375	250	247	85
Other operating income	1,546	962	898	509
Total non-interest income	3,891	2,222	2,228	1,120
Non-interest expense
Salaries and employee benefits	5,474	3,303	2,848	1,640
Occupancy expense	697	428	348	216
Furniture and equipment expense	1,035	754	581	389
Other operating expense	3,307	1,872	1,889	991
Total non-interest expense	10,513	6,357	5,666	3,236
Income before income taxes	8,558	5,570	4,356	2,877
Applicable income taxes	2,428	1,589	1,223	821
Net income	$ 6,130	$ 3,981	$ 3,133	$ 2,056
Earnings per common share:
Basic earnings per share	$0.63	$0.54	$0.32	$0.28
Diluted earnings per share	$0.62	$0.53	$0.31	$0.28
Weighted average number of shares outstanding	9,662,951	7,310,150	9,849,065	7,320,965
Incremental shares	151,800	147,768	150,741	151,025
Cash dividends declared per share	$0.255	$0.213	$0.130	$0.110

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except per share amounts	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gain (loss) on securities available for sale	Treasury stock	Total shareholders’ equity
Balance at December 31, 2003	7,264,140	$74	$4,650	$42,988	$2,497	($2,491)	$47,718
Net income	-	-	-	3,981	-	-	3,981
Net unrealized loss on securities available for sale, net of tax benefit of $403	-	-	-	-	(783)	-	(783)
Comprehensive income	-	-	-	3,981	(783)	-	3,198
Cash dividends declared	-	-	-	(1,567)	-	-	(1,567)
Stock issued	-		-	-	-	-	-
Treasury stock purchases	(24,345)	-	-	-	-	(404)	(404)
Treasury stock sold	102,895	-	(877)	-	-	1,447	570
Retirement of treasury Stock	-	-	(52)	(1,396)	-	1,448	-
Balance at June 30, 2004	7,342,690	$74	$3,721	$44,006	$1,714	$-	$49,515

Balance at December 31, 2004	7,356,836	$74	$3,973	$46,809	$1,959	$-	$52,815
Net income	-	-	-	6,130	-	-	6,130
Net unrealized loss on securities available for sale, net of tax benefit of $247	-	-	-	-	(479)	-	(479)
Comprehensive income		-	-	6,130	(479)	-	5,651
Cash dividends declared	-	-	-	(2,515)	-	-	(2,515)
Payment to repurchase common stock	(121,977)	(1)	(2,057)	-	-	-	(2,058)
Proceeds from sale of common stock	120,344	1	943	-	-	-	944
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	349	-	-	349
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at June 30, 2005	9,819,801	$99	$48,220	$50,773	$1,480	$-	$100,572

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars Six Months ended June 30,	2005	2004
Net income	$6,130	$3,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	657	522
Provision for loan losses	100	480
Loans originated for resale	(12,254)	(8,372)
Proceeds from sales and transfers of loans	12,433	9,354
Net increase in other assets and accrued interest	(1,880)	(515)
Net increase in other liabilities	2,002	431
Net amortization of premiums on investments	206	94
Net amortization of acquisition costs	98	-
Net cash provided by operating activities	7,492	5,975
Cash flows from investing activities:
Proceeds from maturities, payments and calls of securities available for sale	1,469	3,415
Proceeds from maturities, payments and calls of securities to be held to maturity	16,005	26,863
Proceeds from sales of other real estate owned	-	7
Purchases of securities available for sale	(683)	(823)
Purchases of securities to be held to maturity	(24,243)	(35,347)
Net increase in loans	(55,321)	(44,638)
Capital expenditures	(778)	(780)
Cash for acquisition net of cash aquired	3,493	-
Net cash used in investing activities	(60,058)	(51,303)
Cash flows from financing activities:
Net increase in demand deposits, savings, money market and club accounts	6,603	2,034
Net increase in certificates of deposit	103,006	25,462
Advances on long-term borrowings	-	8,216
Repayment on long-term borrowings	(37,118)	(16,000)
Net (decrease) increase in short-term borrowings	(9,384)	23,623
Payment to repurchase common stock	(2,058)	(404)
Proceeds from sale of common stock	944	570
Dividends paid	(2,117)	(1,483)
Net cash provided by financing activities	59,876	42,018
Net increase (decrease) in cash and cash equivalents	7,310	(3,310)
Cash and cash equivalents at beginning of period	14,770	17,087
Cash and cash equivalents at end of period	$22,080	$13,777
Interest paid	$7,507	$4,314
Income taxes paid	$2,150	$1,607
Non-cash transactions
Change in net unrealized gain on available for sale securities	$(726)	$(1,186)
Non-cash assets acquired with common stock	$258,631	$-
Less liabilities assumed	$214,266	$-

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

As of June 30, 2005, the Company had repurchased 121,966 shares under the new repurchase plan at an average price of $16.86.

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

A summary of the status of the Company's Stock Option Plan as of June 30, 2005, and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	205,500	$4.81
Granted in 2005	42,000	18.00
Assumed in 2005	95,479	3.80
Exercised in 2005	(84,886)	4.08
Balance at June 30, 2005	258,093	$6.82

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

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2005	2004	2005	2004
Net income
As reported	$6,130	3,981	3,133	2,056
Value of option grants, net of tax	129	-	-	-
Pro forma	$6,001	3,981	3,133	2,056
Basic earnings per share
As reported	$0.63	0.54	0.32	0.28
Value of option grants, net of tax	0.01	-	-	-
Pro forma	$0.62	0.54	0.32	0.28
Diluted earnings per share
As reported	$0.62	0.53	0.31	0.28
Value of option grants, net of tax	0.01	-	-	-
Pro forma	$0.61	0.53	0.31	0.28

The fair market value of options granted, net of tax, was $129,000 in 2005. No options were granted in 2004. The weighted average fair market value of options granted was $4.71 in 2005. The fair market value in 2005 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 27.95%, and an expected life of 10 years.

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2005 and 2004:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2005
Net income as reported	$6,130
Basic EPS: Income available to common shareholders	$6,130	9,662,951	$0.63
Effect of dilutive securities: incentive stock options		151,800
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,130	9,814,751	$0.62
For the six months ended June 30, 2004
Net income as reported	$3,981
Basic EPS: Income available to common shareholders	$3,981	7,310,150	$0.54
Effect of dilutive securities: incentive stock options		147,768
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,981	7,457,918	$0.53

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended June 30, 2005 and 2004:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2005
Net income as reported	$3,133
Basic EPS: Income available to common shareholders	$3,133	9,849,065	$0.32
Effect of dilutive securities: incentive stock options		150,741
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,133	9,999,806	$0.31
For the quarter ended June 30, 2004
Net income as reported	$2,056
Basic EPS: Income available to common shareholders	$2,056	7,320,965	$0.28
Effect of dilutive securities: incentive stock options		151,025
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,056	7,471,990	$0.28

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated post-retirement benefit obligation and funded status:

	At June 30,
In thousands of dollars	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$531	$542
Plan assumed in FNB acquisition	1,392	-
Service cost	7	4
Interest cost	62	16
Benefits paid	(95)	(21)
Actuarial (gain) loss	-	-
Benefit obligation at end of period	1,897	541
Funded status
Benefit obligation at end of period	(1,897)	(541)
Unamortized prior service cost	232	(11)
Unamortized net actuarial loss	40	48
Unrecognized transition obligation	214	251
Accrued benefit cost	$(1,411)	$(253)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$7	$4	$4	$2
Interest cost	62	16	31	8
Amortization of unrecognized transition asset	23	14	11	7
Amortization of prior service cost	2	2	1	1
Amortization of accumulated losses	3	2	2	1
Net periodic benefit cost	$97	$38	$49	$19

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

The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The Company assumed all outstanding liabilities of FNB, including liabilities under certain Employment Continuity Agreements and Split Dollar Agreements with executive officers of FNB. The acquisition was intended to qualify as a reorganization for federal income tax purposes and provide for a tax-free exchange of shares.

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

The pro forma balance sheets in the following table show how the financial position of the Company would have been presented if the transaction had closed prior to June 30, 2004. The adjustments show the effect of recording all assets and liabilities acquired to current fair value as well as the amount of identified intangibles (core deposit intangible). The excess of purchase price over the fair value of net tangible and intangible assets acquired is recorded as goodwill.

In thousands of dollars	June 30, 2005	December 31, 2004	June 30, 2004
Assets
Cash and due from banks	$ 22,080	$ 22,777	$ 24,434
Investments	160,041	154,081	172,040
Loans held for sale (fair value approximates cost)	412	179	168
Loans	718,376	664,466	621,191
Less: allowance for loan losses	6,518	6,719	6,631
Net loans	711,858	657,747	614,560
Bank premises and equipment	16,949	16,861	16,344
Goodwill	27,960	27,960	27,960
Other assets	19,272	18,573	20,626
Total assets	$958,572	$898,178	$876,132
Liabilities & shareholders' equity
Deposits	$672,254	$559,500	$572,862
Borrowed funds	177,729	228,241	198,063
Other liabilities	8,017	9,193	8,700
Total liabilities	858,000	796,934	779,625
Shareholders' equity	100,572	101,244	96,507
Total liabilities & shareholders' equity	$958,572	$898,178	$876,132

The pro forma statements of income in the following table show how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented. Management has made adjustments to reflect the amortization of the premium on loans acquired, increased depreciation on premises, and amortization of the core deposit intangible. Average shares outstanding and incremental shares used in earnings per share calculations are based upon the exchange ratio of 2.35 shares of the Company for each share of FNB.

In thousands of dollars, except share and per share information	For six months ended June 30,		For quarters ended June 30,
	2005	2004	2005	2004
Interest income	$23,572	$19,656	$12,294	$9,937
Interest expense	8,019	5,596	4,400	2,782
Net interest income	15,553	14,060	7,894	7,155
Provision for loan losses	100	600	100	300
Net interest income after provision for loan losses	15,453	13,460	7,794	6,855
Non-interest income	4,035	3,999	2,228	2,027
Non-interest expense	11,207	10,570	5,666	5,309
Income before income taxes	8,281	6,889	4,356	3,573
Applicable income taxes	2,326	1,907	1,223	989
Net Income	$5,955	$4,982	$3,133	$2,584
Operating Statistics
Basic earnings per share	$0.62	$0.51	$0.32	$0.26
Diluted earnings per share	$0.61	$0.50	$0.31	$0.26
Cash dividends declared per share	$0.255	$0.213	$0.130	$0.110
Dividend payout ratio	41.13%	39.14%	40.63%	39.24%
Return on average assets	1.32%	1.25%	1.33%	1.28%
Return on average equity	12.43%	15.52%	12.57%	15.82%
Return on average tangible equity	16.93%	15.55%	17.44%	15.85%
Efficiency ratio (tax equivalent)	54.53%	55.85%	53.33%	55.34%

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

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights. The valuation of mortgage servicing rights also requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through sale of loans and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation for both mortgage servicing rights and impairment.

Acquired Assets and Liabilities. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under SFAS No. 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests which include an evaluation of the ongoing assets. liabilities and revenues from an acquisition and an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value. Management prepares the valuation analyses, which are then reviewed by the Board of Directors of the Company.

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using accounting principles generally accepted in the United States of America (GAAP) which, under the purchase methods of accounting, exclude FNB Bankshares results prior to the closing date of the acquisition on January 14, 2005. This discussion also includes pro-forma information which shows how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a presentation of pro-forma results, see Note 6 to the Consolidated Financial Statements -- Pro-Forma Financial Information).

Executive Summary

Net income for the six months ended June 30, 2005 was $6,130,000, an increase of 54.0% over net income of $3,981,000 for the comparable period of 2004. The Company's increase in net income for the six months ended June 30, 2005 in comparison to the same period in 2004 was the result of a 50.0% increase in net interest income. In addition, non-interest income increased 75.1% in comparison to 2004. The level of increase in operating expenses was lower than growth in revenues and assets as a result of economies realized from the FNB acquisition. Fully diluted earnings per share for the six months ended June 30, 2005 were $0.62, a 17.0% increase over the $0.53 reported for the second quarter of 2004.

Net income for the three months ended June 30, 2005 was $3,133,000, an increase of 52.4% over net income of $2,056,000 in the comparable period of 2004. The increase in net income for the three months ended June 30, 2005 in comparison to 2004 included a 50.9% increase in net interest income. In addition, non-interest income increased 98.9% in comparison to 2004. The level of increase in operating expenses was lower than growth in revenues and assets as a result of economies realized from the FNB acquisition. Fully diluted earnings per share for the three months ended June 30, 2005 were $0.31, a 10.7% increase over the $0.28 reported for the second quarter of 2004.

On a pro-forma basis, net income for the six months ended June 30, 2005, was $5,955,000, an increase of $972,000 or 19.5% over pro-forma net income of $4,983,000 for the first six months of 2004. Pro-forma fully diluted earnings per share for the first six months of 2005 were $0.61, and increase of $0.11 or 22.0% over the $0.50 reported for the first six months of 2004.

On a pro-forma basis, net income for the three months ended June 30, 2005, was $3,133,000, an increase over pro-forma net income of $2,584,000 for the three months ended June 30, 2004. Pro-forma fully diluted earnings per share for the three months ended June 30, 2005 were $0.31, and increase of $0.05 or 19.2% over the $0.26 reported for the three months ended June 30, 2004.

Net Interest Income

Total interest income of $23,191,000 for the six months ended June 30, 2005 is a 59.5% increase from total interest income of $14,538,000 in the comparable period of 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. Total interest expense of $7,911,000 for the first six months of 2005 is a 81.7% increase from total interest expense of $4,353,000 for the first six months of 2004. This was a direct result of the rising interest rate climate and the FNB acquisition.

The combination of higher interest rates, asset growth and the FNB acquisition resulted in net interest income of $15,280,000 for the six months ended June 30, 2005, which represents a 50.0% increase from the $10,185,000 reported for the same period in 2004.

The Company's net interest margin on a tax-equivalent basis remained the same at 3.92% in the first six months of 2004 to the first six months of 2005. Tax-exempt interest income amounted to $870,000 and $543,000 for the six months ended June 30, 2005 and 2004, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the Company's expectations for changes in its net interest margin in the current rate environment.

Total interest income of $12,294,000 for the three months ended June 30, 2005 is a 65.8% increase from total interest income of $7,417,000 in the comparable period of 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. At the same time, total interest expense of $4,400,000 for the three months ended June 30, 2005 is a 101.5% increase from total interest expense of $2,184,000 for the second quarter of 2004. This was a direct result of the rising interest rate climate and the FNB acquisition.

The combination of higher interest rates, asset growth and the FNB acquisition resulted in net interest income of $7,894,000 for the three months ended June 30, 2005, a 50.9% increase from the $5,233,000 reported for the same period in 2004.

The Company's net interest margin on a tax-equivalent basis decreased from 3.97% in the three months ended June 30, 2004 to 3.87% for the three months ended June 30, 2005 due to liability costs accruing at a faster rate than the yield on assets. Tax-exempt interest income amounted to $459,000 and $281,000 for the three months ended June 30, 2005 and 2004, respectively. Tax equivalency is calculated using a 35% effective tax rate.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Six months ended June 30,	2005		2004
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 5	2.81%	$ 3	0.72%
Investments	4,359	5.64%	3,712	5.52%
Loans held for sale	13	3.64%	7	2.92%
Loans	19,684	5.88%	11,359	5.53%
Total interest-earning assets	24,061	5.83%	15,081	5.52%
Interest-bearing liabilities
Deposits	5,196	1.77%	2,526	1.34%
Other borrowings	2,715	2.66%	1,827	2.58%
Total interest-bearing liabilities	7,911	2.00%	4,353	1.68%
Net interest income	$16,150		$10,728
Interest rate spread		3.84%		3.84%
Net interest margin		3.92%		3.92%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Six months ended June 30, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (2)	$ 9	$ (5)	$ 2
Investment securities	567	69	11	647
Loans held for sale	(2)	11	(3)	6
Loans	7,193	692	440	8,325
Total interest income	7,756	781	443	8,980
Interest expense
Deposits	1,414	805	451	2,670
Other borrowings[2]	816	50	22	888
Total interest expense	2,230	855	473	3,558
Change in net interest income	$5,526	$ (74)	$ (30)	$5,422

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2005 and 2004:

	For the six months		For the quarter
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net interest income as presented	$15,280	$10,185	$7,894	$5,232
Effect of tax-exempt income	870	543	459	281
Net interest income, tax equivalent	$16,150	$10,728	$8,353	$5,513

On a pro-forma basis, net interest income for the first six months of 2005 was $15,553,000, an increase of $1,492,000 or 10.6% over net interest income of $14,061,000 for the first six months of 2004. This increase was the result of asset growth, primarily in the loan portfolio.

On a pro-forma basis, net interest income for the three months ended June 30, 2005 was $7,894,000, an increase of $739,000 or 10.3% over net interest income of $7,155,000 for the three months ended June 30, 2004. This increase was the result of asset growth, primarily in the loan portfolio.

Provision for Loan Losses

A $100,000 provision to the allowance for loan losses was made during the first six months of 2005, compared to the $480,000 provision made for the same period of 2004. The decrease in provision is a result of the analysis of credit quality in the loan portfolio.

Non-Interest Income

Non-interest income was $3,891,000 for the six months ended June 2005, an increase of 75.1% from the $2,222,000 reported for the first six months of 2004. The increase in non-interest income was due to the acquisition of FNB Bankshares. On a pro-forma basis, non-interest income increased by $37,000 or 0.9% from $3,999,000 in 2004 to $4,036,000 in 2005. Although investment management and fiduciry income increased by 9.8%, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market.

Non-interest income was $2,228,000 for the three months ended June 2005, an increase of 98.9% from the $1,120,000 reported for the three months ended June 30, 2004. The increase in non-interest income was due to the acquisition of FNB Bankshares. On a pro-forma basis, non-interest income increased by $202,000 or 9.9% from $2,026,000 in 2004 to $2,208,000 in 2005, with increases in deposit account income, fiduciary fees, and mortgage servicing income.

Non-Interest Expense

Non-interest expense of $10,513,000 for the six months ended June 30, 2005, is an increase of 65.4% over non-interest expense of $6,357,000 for the first six months of 2004. In addition to expenses as a result of the FNB acquisition, this increase is primarily due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for marketing, supplies and professional fees, in line with the Company's revenue and asset growth. On a pro-forma basis, non-interest expense increased by $637,000 or 6.0% during the first six months of 2005 compared to the first six months of 2004, with the largest increase in employee costs, which were up by 6.1%.

Non-interest expense of $5,666,000 for the three months ended June 30, 2005, is an increase of 75.1% over non-interest expense of $3,236,000 for the three months ended June 30, 2004. This level of increase in non-interest expense for the quarter was for the same reasons cited above. On a pro-forma basis, non-interest expense increased by $357,000 or 6.7% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, with the largest increase in employee costs, which were up by 5.0%.

Income Taxes

Income taxes on operating earnings increased to $2,428,000 for the first six months of 2005 from $1,589,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the six-month periods ended June 30, 2005 and 2004.

	For six months ended June 30,
In thousands of dollars	2005	2004
Assets
Cash and due from banks	$18,524	$11,343
Interest-bearing deposits	359	836
Investments
U.S. Treasury securities & government agency securities	63,948	59,181
Obligations of states and political subdivisions	49,348	33,319
Other securities	42,530	42,680
Total investments	155,826	135,180
Loans held for sale	369	-
Loans
Commercial	271,479	143,064
Consumer	34,396	26,027
State and municipal	22,591	8,757
Real estate	346,710	235,549
Total loans	675,176	413,397
Allowance for loan losses	(6,523)	(4,334)
Net loans	668,653	409,063
Fixed assets	16,324	9,001
Other assets	17,754	10,295
Goodwill	25,652	125
Total assets	$903,461	$575,843
Liabilities and shareholders' equity
Deposits
Demand	$54,210	$26,898
NOW	102,000	52,796
Money market	110,850	80,739
Savings	109,089	63,508
Certificates of deposit	107,553	75,011
Certificates of deposit over $100,000	109,276	81,242
Total deposits	592,978	380,194
Borrowed funds	205,780	142,270
Other liabilities	8,788	4,607
Total liabilities	807,546	527,071
Common stock	98	74
Additional paid-in capital	45,342	4,319
Retained earnings	48,721	43,849
Unrealized gain on AFS Securities	1,754	2,620
Treasury stock	-	(2,090)
Total shareholders' equity	95,915	48,772
Total liabilities and shareholders' equity	$903,461	$575,843

Value of Assets Acquired

On January 14, 2005, the Company completed the FNB acquisition. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. Management expects that the products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and this will also provide a larger capacity to lend money and a stronger overall funding base. It is expected that the combined entity will realize cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs which the company has experienced in the period since the transaction closed.

The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. As required under GAAP, the purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which totaled $27,835,000 and included $972,000 for direct expenses to consummate the transaction. The majority of the $1,830,000 difference between actual goodwill booked and the $26,005,000 of goodwill which Management estimated in the Company's December 31, 2004 financial statements was due to deferred income taxes.

There have been no changes in the opening balance sheet since the end of the first quarter. The following table shows the fair value of assets and liabilities recorded on the Company's balance sheet from the FNB acquisition, including the associated goodwill in the transaction:

In thousands of dollars	January 14, 2005
Assets
Cash and due from banks	$6,963
Investments	26,562
Loans held for sale (fair value approximates cost)	591
Loans	185,357
Less: allowance for loan losses	(2,164)
Net loans	183,193
Bank premises and equipment	7,767
Goodwill	27,835
Other assets	9,311
Total assets	$262,222
Liabilities & shareholders' equity
Deposits	$192,860
Borrowed funds	17,044
Other liabilities	4,362
Total liabilities	214,266
Shareholders' equity	47,956
Total liabilities & shareholders' equity	$262,222

Investments

The Company's investment portfolio increased by $33.2 million or 26.2% to $160.0 million between December 31, 2004, and June 30, 2005. At June 30, 2005, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.5 million. Between June 30, 2004 and June 30, 2005, the Company's investment portfolio increased by $18.7 million or 13.3%. This growth was the result of the FNB acquisition.

On a pro-forma basis, the Company's investment portfolio increased by $6.0 million or 3.9% during the first six months of 2005. Year-over-year, the investment portfolio declined by $12.0 million or 7.0% on a pro-forma basis, the result of the decline in investments on the FNB balance sheet was to fund loan growth.

Loans

Loans grew by $240.0 million or 50.2% during the first six months of 2005. The growth in commercial loans was $138.0 million or 87.4% and municipal loans increased $9.7 million or 70.6%. The residential mortgage portfolio increased by $65.3 million or 30.4%, and home equity lines of credit grew $18.9 million or 29.1% year-to-date. The majority of this growth was due to the FNB acquisition. Between June 30, 2004 and June 30, 2005, the loan portfolio increased $274.9 million or 62.0%, as a result of strong customer demand and the FNB acquisition

On a pro-forma basis, the loan portfolio increased by $53.9 million or 8.1% during the six months ended June 30, 2005. Year-over-year, the loan portfolio increased by $97.2 million or 15.6% on a pro-forma basis, the result of strong loan growth seen by the Company in both the Mid-Coast and Down East Maine regions.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2005, impaired loans with specific reserves totaled $1,588,000 million (all of these loans were on non-accrual status) and the amount of such reserves were $385,000 million.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of June 30, 2005. As of that date, the balance of $6,518,000 was 0.91% of total loans, compared to 0.99% at December 31, 2004 and 1.03% at June 30, 2004. Loans considered to be impaired according to SFAS 114/118 totaled $3,208,000 at June 30, 2005, compared to $1,601,000 at December 31, 2004. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2005, was $385,000 compared to $228,000 at December 31, 2004.

On a pro-forma basis, the allowance for loan losses decreased by $201,000 or 3.0% in the first six months of 2005. This was the result of limited additional provision to the allowance due to the analysis of credit quality in the loan portfolio and the level of loan chargeoffs during the period.

Deposits

During the first six months of 2005, deposits increased by $302.4 million or 81.8% over December 31, 2004. Core deposits (demand, NOW, savings and money market accounts) increased by $147.7 million or 62.0% in the first six months of 2005. During the same period, certificates of deposit increased $154.2 million or 115.9%. Between June 30, 2004, and June 30, 2005, deposits grew by 73.9%, or $285.7 million. Demand deposits grew $28.9 million, NOW accounts $50.2 million, savings $46.7 million, and money market accounts $32.2 million, while certificates of deposit increased $127.7 million. The majority of the growth, both year-to-date and year-over-year, was due to the FNB acquisition and in certificates of deposit, primarily from wholesale and brokered sources..

On a pro-forma basis, deposits grew by $112.8 million or 20.2% during the first six months of 2005. This growth was in certificate of deposits, primarily from wholesale and brokered sources.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2005, borrowed funds decreased by $29.5 million or 14.2% from December 31, 2004. Between June 30, 2004 and June 30, 2005, borrowed funds increased $4.1 million or 2.3%. These enabled the Company to meet its funding needs for asset growth at a reasonable cost.

On a pro-forma basis, borrowed funds decreased by $50.5 million or 22.1% during the first six months of 2005. This was the result of growth in wholesale and brokered sources, as noted above. Year-over-year, borrowed funds decreased $20.3 million or 10.3%.

Shareholders' Equity

Shareholders' equity as of June 30, 2005 was $100.6 million, compared to $52.8 million as of December 31, 2004. The Company's strong earnings performance in the first six months of 2005, net of dividends paid, added to shareholders' equity, in addition to the significant increase from the FNB acquisition. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.5 million from December 31, 2004, as a result of a recent rise in interest rates and by maturing securities replaced at lower yields.

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.

In 2005, a cash dividend of 13.0 cents per share was declared in the second quarter compared to 11.0 cents in the second quarter of 2004. The dividend payout ratio was 40.63% in the second quarter of 2005 compared to 39.29% in the second quarter of 2004.

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

Regulatory leverage capital ratios for the Company were 7.93% and 8.03% at June 30, 2005 and December 31, 2004, respectively. The Company had a tier one risk-based capital ratio of 10.98% and tier two risk-based capital ratio of 11.99% at June 30, 2005, compared to 11.62% and 12.71%, respectively, at December 31, 2004. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

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

As of June 30, 2005, the Company had repurchased 121,966 shares under the new repurchase plan at an average price of $16.86.

Non-Performing Assets

At June 30, 2005, loans on non-accrual status totaled $3.2 million, which compares to non-accrual loans of $1.6 million as of December 31, 2004. In addition to loans on non-accrual status at June 30, 2005, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $547,000 which compares to $281,000 as of December 31, 2004. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The majority of the increase in non-performing assets in the second quarter of 2005 was the result of the FNB acquisition.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2005:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$177,729	$111,013	$25,000	$29,000	$12,716
Operating leases	828	203	361	181	83
Certificates of deposit	287,275	229,043	43,620	14,491	121
Total	$465,832	$340,259	$68,981	$43,672	$12,920
Commitments to extend credit and unused lines of credit	$150,168	$150,168	$-	$-	$-

Liquidity Management

As of June 30, 2005 the Bank had primary sources of liquidity of $97.7 million and an additional $23.3 million of secondary sources. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at June 30, 2005, was -3.67% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of June 30, 2005 is presented in the following table:

	0-90	90-365	1-5	5+
In thousands of dollars	Days	Days	Years	Years
Investment securities at amortized cost	$19,555	$27,645	$75,689	$36,695
Loans held for sale	-	-	-	-
Loans	294,427	114,031	253,694	56,305
Other interest-earning assets	-	-	-	8,078
Non-rate-sensitive assets	71	213	1,134	42,223
Total assets	314,053	141,889	330,517	143,301
Interest-bearing deposits	250,377	96,882	58,297	210,394
Borrowed funds	128,656	7,026	14,109	27,658
Non-rate-sensitive liabilities and equity	1,281	3,843	20,496	110,741
Total liabilities and equity	380,314	107,751	92,902	348,793
Period gap	$(66,261)	$34,138	$237,615	$(205,492)
Percent of total assets	-7.13%	3.67%	25.56%	-22.10%
Cumulative gap	(66,261)	(32,123)	205,492	-
Percent of total assets	-7.13%	-3.45%	22.10%	0.00%

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

The Bank's most recent simulation model projects net interest income would increase by approximately 1.97% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 4.91% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.95% in a falling-rate scenario and decrease by 7.19% in a rising rate scenario when compared to the year-one base scenario.

A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2005 is presented in the following table:

Changes in Net Interest Income	2005

Year 1

Projected change if rates decrease by 2.0%	+1.97%
Projected change if rates increase by 2.0%	-4.91%

Year 2

Projected change if rates decrease by 1.0%	+4.95%
Projected change if rates increase by 2.0%	-7.19%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2005. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2005, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2005, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in 2005 and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first six months of 2005, 21,970 shares were issued pursuant to this Plan, as presented in the following table:

Month	Shares
January	6,088
February	1,514
March	560
April	1,417
May	11,292
June	1,099
21,970

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First National Lincoln Corporation, the one-bank holding company of The First, N.A., was held at The Samoset Resort, 220 Warrenton Street, Rockport, Maine 04856, on Thursday, April 28, 2005 at 11:00 a.m. Eastern Daylight Time, for the following purposes:

• To ratify the Board of Directors’ vote to fix the number of directors at ten.
• To elect as directors of the Company the six (6) nominees listed in the Proxy Statement dated March 25, 2005, as noted.
• To ratify the Audit Committee’s selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company for 2005.
• To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on February 18, 2005 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,874,710 shares of Common Stock of the Company, $0.01 par value per share, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

The results of voting at the meeting are summarized in the following table:

	For	Against	Abstain	Total Votes
Article # 1 Fixed # of Directors	8,919,396	60,150	41,464	9,021,010
Article # 2 Director Election
Tony C. McKim	8,938,657	53,942	28,411	9,021,010
Mark N. Rosborough	8,967,874	24,725	28,411	9,021,010
Katherine M. Boyd	8,972,466	20,133	28,411	9,021,010
Carl S. Poole, Jr.	8,975,077	17,522	28,411	9,021,010
David B. Soule, Jr.	8,973,466	19,133	28,411	9,021,010
Bruce B. Tindal	8,975,077	17,522	28,411	9,021,010
Article # 3 Independent Auditor	9,004,372	8,903	7,735	9,021,010

Item 5 – Other Information

A.	None.

B.	None.

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

Date: August 9, 2005

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: August 9, 2005