Form 10-Q
period 2005-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2005-11-09
CIK 765207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period:Commission File No.

September 30, 2005      0-26589

FIRST NATIONAL LINCOLN CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

MAIN STREET, DAMARISCOTTA, MAINE	04543
(Address of principal executive offices)	(Zip Code)

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

Class	Outstanding at November 4, 2005
Common Stock, Par One Cent	9,830,621

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm 2
Consolidated Balance Sheets (Unaudited) 3
Consolidated Statements of Income (Unaudited) 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited) 5
Consolidated Statements of Cash Flows (Unaudited) 6
Notes to Consolidated Financials Statements	7
Note 1 – Basis of Presentation 7
Note 2 – Common Stock 7
Note 3 – Stock Options 7
Note 4 – Earnings Per Share 8
Note 5 – Postretirement Benefit Plans 9
Note 6 – Pro-Forma Financial Information	10
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Critical Accounting Policies	12
GAAP vs. Pro-Forma Results	12
Executive Summary	13
Net Interest Income	13
Provision for Loan Losses	16
Non-Interest Income	16
Non-Interest Expense	16
Income Taxes	16
Average Daily Balance Sheets	16
Value of Assets Acquired	18
Investments	19
Loans	19
Allowance for Loan Losses	19
Deposits	20
Borrowed Funds	21
Shareholders' Equity	21
Non-Performing Assets	22
Off-Balance Sheet Financial Instruments	22
Sale of Loans	22
Contractual Obligations	22
Liquidity Management	22
Forward-Looking Statements	22
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23
Market-Risk Management	23
Asset/Liability Management	23
Interest Rate Risk Management	24
Item 4: Controls and Procedures	25
Part II – Other Information	26
Item 1 – Legal Proceedings	26
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3 – Default Upon Senior Securities	26
Item 4 – Other Information	26
Item 5 – Exhibits	27
Signatures	28

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months ended		For the quarters ended
Dollars in thousands,	September 30		September 30
except for per share amounts	2005	2004	2005	2004

Summary of Operations
Operating Income	$43,174	$25,937	$16,092	$9,175
Operating Expense	29,927	17,270	11,403	$6,079
Net Interest Income	23,398	15,798	7,989	5,612
Provision for Loan Losses	100	720	0	240
Net Income	9,477	6,197	3,347	2,216
Per Common Share Data
Basic Earnings per Share	$0.98	$0.85	$0.34	$0.30
Diluted Earnings per Share	0.96	0.83	0.34	0.30
Cash Dividends Declared	0.390	0.328	0.135	0.115
Book Value	10.36	7.02	10.36	7.02
Market Value	19.25	19.25	19.25	19.25
Financial Ratios
Return on Average Equity[1]	12.97%	16.85%	13.14%	17.78%
Return on Average Tangible Equity[1]	17.79%	16.97%	18.16%	17.82%
Return on Average Assets[1]	1.37%	1.40%	1.37%	1.44%
Average Equity to Average Assets	10.55%	8.29%	10.42%	8.12%
Average Tangible Equity to Average Assets	7.69%	8.45%	7.54%	8.10%
Net Interest Margin Tax-Equivalent[1]	3.88%	3.95%	3.76%	4.06%
Dividend Payout Ratio	39.80%	38.59%	39.71%	38.33%
Allowance for Loan Losses/Total Loans	0.88%	1.02%	0.88%	1.02%
Non-Performing Loans to Total Loans	0.40%	0.37%	0.40%	0.37%
Non-Performing Assets to Total Assets	0.30%	0.28%	0.30%	0.28%
Efficiency Ratio[2]	53.31%	49.07%	54.64%	49.18%
At Period End
Total Assets	$ 993,321	$ 630,202	$ 993,321	$ 630,202
Total Loans	739,597	461,504	739,597	461,504
Total Investment Securities	163,439	137,210	163,439	137,210
Total Deposits	755,324	401,479	755,324	401,479
Total Shareholders’ Equity	101,844	51,532	101,844	51,532
Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2005 and 2004, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

November 4, 2005

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	September 30,	December 31,	September 30,
In thousands of dollars	2005	2004	2004
Assets
Cash and due from banks	$29,507	$14,770	$16,659
Overnight funds sold	2,500	-	-
Investments:
Available for sale	49,171	51,892	52,900
Held to maturity (market values $114,098 at 9/30/2005, $75,600 at 12/31/2004, and $85,316 at 9/30/2004)	114,268	74,935	84,310
Loans held for sale (fair value approximates cost)	40	-	-
Loans	739,597	478,332	461,504
Less: allowance for loan losses	6,474	4,714	4,727
Net loans	733,123	473,618	456,777
Accrued interest receivable	4,759	2,791	3,026
Bank premises and equipment	16,987	9,061	9,149
Other real estate owned	-	-	-
Goodwill	27,960	125	125
Other assets	15,006	7,046	7,256
Total Assets	$993,321	$634,238	$630,202
Liabilities
Demand deposits	$66,792	$31,181	$33,734
NOW deposits	127,312	60,550	60,088
Money market deposits	119,419	76,411	85,651
Savings deposits	116,440	68,673	67,182
Certificates of deposit	140,450	63,900	75,423
Certificates $100,000 and over	184,911	69,129	79,401
Total deposits	755,324	369,844	401,479
Borrowed funds	126,647	207,206	172,442
Other liabilities	9,506	4,373	4,749
Total Liabilities	891,477	581,423	578,670
Shareholders' Equity
Common stock	99	74	74
Additional paid-in capital	47,806	3,973	3,851
Retained earnings	52,798	46,809	45,378
Accumulated other comprehensive income
Net unrealized gains on available-for-sale securities	1,141	1,959	2,229
Total Shareholders' Equity	101,844	52,815	51,532
Total Liabilities & Shareholders' Equity	$993,321	$634,238	$630,202
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,827,356	7,356,836	7,350,040
Book value per share	$10.36	$7.18	$7.01

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months		For the quarters
	ended September 30,		ended September 30,
In thousands of dollars	2005	2004	2005	2004
Interest income
Interest and fees on loans	$30,619	$17,470	$11,157	$6,172
Interest on deposits with other banks	9	4	5	1
Interest and dividends on investments	5,701	4,940	1,976	1,702
Total interest income	36,329	22,414	13,138	7,875
Interest expense
Interest on deposits	8,978	3,868	3,911	1,342
Interest on borrowed funds	3,953	2,748	1,238	921
Total interest expense	12,931	6,616	5,149	2,263
Net interest income	23,398	15,798	7,989	5,612
Provision for loan losses	100	720	-	240
Net interest income after provision for loan losses	23,298	15,078	7,989	5,372
Non-interest income
Investment management and fiduciary income	1,245	644	426	214
Service charges on deposit accounts	1,779	881	628	301
Net securities gains	-	-	-	-
Mortgage origination and servicing income	481	310	106	59
Other operating income	3,340	1,688	1,794	726
Total non-interest income	6,845	3,523	2,954	1,300
Non-interest expense
Salaries and employee benefits	8,349	5,138	2,875	1,835
Occupancy expense	1,016	655	319	227
Furniture and equipment expense	1,564	1,094	529	340
Amortization of identified intangibles	200	-	71	-
Other operating expense	5,767	3,047	2,460	1,174
Total non-interest expense	16,896	9,934	6,254	3,576
Income before income taxes	13,247	8,667	4,689	3,096
Applicable income taxes	3,770	2,470	1,342	880
NET INCOME	$9,477	$6,197	$3,347	$2,216
Earnings per common share:
Basic earnings per share	$0.98	$0.85	$0.34	$0.30
Diluted earnings per share	$0.96	$0.83	$0.34	$0.30
Cash dividends declared per share	$0.390	$0.328	$0.135	$0.115
Weighted average number of shares outstanding	9,717,011	7,322,255	9,823,370	7,347,208
Incremental Shares	124,417	149,414	128,621	152,290

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares and per share amounts	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gain on securities available for sale	Treasury stock	Total shareholders’ equity
Balance at December 31, 2003	7,264,140	$74	$4,650	$42,988	$2,497	($2,491)	$47,718
Net income	-	-	-	6,197	-	-	6,197
Net unrealized loss on securities available for sale, net of tax benefit of $138	-	-	-	-	(268)	-	(268)
Comprehensive Income	-	-	-	6,197	(268)	-	5,929
Cash dividends declared	-	-	-	(2,411)	-	-	(2,411)
Treasury stock purchases	(24,394)	-	-	-	-	(404)	(404)
Treasury stock sold	110,294	-	(747)	-	-	1,447	700
Retirement of Treasury Stock	-	-	(52)	(1,396)	-	1,448	-
Balance at September 30, 2004	7,350,040	$74	$3,851	$45,378	$2,229	-	$51,532

Balance at December 31, 2004	7,356,836	$74	$3,973	$46,809	$1,959	-	$52,815
Net income	-	-	-	9,477	-	-	9,477
Net unrealized loss on securities available for sale, net of tax benefit of $421	-	-	-	-	(818)	-	(818)
Comprehensive Income	-	-	-	9,477	(818)	-	8,659
Cash dividends declared	-	-	-	(3,835)	-	-	(3,835)
Payment to repurchase common stock	(162,199)	(1)	(2,773)	-	-	-	(2,774)
Proceeds from sale of common stock	168,121	1	1,245	-	-	-	1,246
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	347	-	-	347
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at September 30, 2005	9,827,356	$99	$47,806	$52,798	$1,141	-	$101,844

Share and per share data have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid June 1, 2004, to shareholders of record on May 12, 2004.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

Nine months ended September 30	2005	2004
In thousands of dollars
Cash flows from operating activities
Net income	$9,477	$6,197
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	958	773
Provision for loan losses	100	720
Loans originated for resale	(19,222)	(10,774)
Proceeds from sales and transfers of loans	19,773	11,756
Net gain on sale of other real estate owned	-	4
Net increase in other assets and accrued interest	(817)	(267)
Net increase in other liabilities	2,001	692
Net amortization of premiums on investments	95	90
Net amortization of acquisition costs	245	-
Net cash provided by operating activities	12,610	9,191
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	4,153	4,934
Proceeds from maturities, payments and calls of securities to be held to maturity	20,234	35,951
Proceeds from sales of other real estate owned	-	47
Purchases of securities available for sale	(683)	(824)
Purchases of securities to be held to maturity	(35,087)	(41,078)
Net increase in loans	(76,656)	(62,802)
Capital expenditures	(1,117)	(874)
Cash for acquisition, net of cash acquired	3,493	-
Net cash used in investing activities	(85,663)	(64,646)
Cash flows from financing activities
Net increase in demand deposits, savings, money market and club accounts	51,587	21,678
Net increase in certificates of deposit	141,208	20,724
Advances on long-term borrowings	-	8,216
Repayment on long-term borrowings	(37,118)	(25,331)
Net increase (decrease) in short-term borrowings	(60,459)	31,735
Payments to repurchase common stock	(2,774)	(404)
Proceeds from sale of common stock	1,246	700
Dividends paid	(3,400)	(2,291)
Net cash provided by financing activities	90,290	55,027
Net increase (decrease) in cash and cash equivalents	17,237	(428)
Cash and cash equivalents at beginning of period	14,770	17,087
Cash and cash equivalents at end of period	$32,007	$16,659
Interest paid	$12,285	$6,622
Income taxes paid	$3,490	$2,532
Non-cash transactions
Change in unrealized gain on available for sale securities	$(1,239)	$(406)
Non-cash assets acquired with common stock	$258,631	$-
Less liabilities assumed	$214,266	$-

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financials Statements

First National Lincoln Corporation and Subsidiary

Note 1 – Basis of Presentation

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (FNB) of Bar Harbor, Maine, and operating results include the effect of the FNB acquisition only after the closing date (see Note 6 -- Pro-Forma Financial Information).

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

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated.

As of September 30, 2005, the Company had repurchased 162,188 shares under the new repurchase plan at an average price of $17.09.

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

A summary of the status of the Company's Stock Option Plan as of September 30, 2005, and changes during the nine months then ended, is presented below.

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2004	205,500	$ 4.81
Granted in 2005	42,000	18.00
Assumed in 2005	95,479	3.80
Exercised in 2005	(125,229)	4.05
Balance at September 30, 2005	217,750	$ 7.34

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

	For the nine months		For the quarters
	ended September 30,		ended September 30,
In thousands of dollars	2005	2004	2005	2004
Net income
As reported	$9,477	6,197	$3,347	2,216
Value of option grants, net of tax	136	-	-	-
Pro forma	$9,341	6,197	$3,347	2,216
Basic earnings per share
As reported	$0.98	$0.85	$0.34	$0.30
Value of option grants, net of tax	0.01	-	-	-
Pro forma	$0.97	0.85	$0.34	0.30
Diluted earnings per share
As reported	$0.96	0.83	$0.34	0.30
Value of option grants, net of tax	0.01	-	-	-
Pro forma	$0.95	0.83	$0.34	0.30

The fair market value of options granted, net of tax, was $136,000 in 2005. No options were granted in 2004. The weighted average fair market value of options granted was $3.24 in 2005. The fair market value in 2005 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 17.80%, and an expected life of 10 years.

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2005 and 2004:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2005
Net income as reported	$9,477
Basic EPS: Income available to common shareholders	$9,477	9,717,011	$0.98
Effect of dilutive securities: incentive stock options		124,417
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,477	9,841,428	$0.96
For the nine months ended September 30, 2004
Net income as reported	$6,197
Basic EPS: Income available to common shareholders	$6,197	7,322,255	$0.85
Effect of dilutive securities: incentive stock options		149,414
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,197	7,471,669	$0.83

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended September 30, 2005 and 2004:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2005
Net income as reported	$3,347
Basic EPS: Income available to common shareholders	$3,347	9,823,370	$0.34
Effect of dilutive securities: incentive stock options		128,621
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,347	9,951,991	$0.34
For the quarter ended September 30, 2004
Net income as reported	$2,216
Basic EPS: Income available to common shareholders	$2,216	7,347,208	$0.30
Effect of dilutive securities: incentive stock options		152,290
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,216	7,499,498	$0.30

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

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated post-retirement benefit obligation and funded status:

	At September 30,
In thousands of dollars	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$531	$542
Plan assumed in FNB acquisition	1,189	-
Service cost	8	4
Interest cost	89	26
Benefits paid	(81)	(21)
Actuarial gain	(18)	-
Benefit obligation at end of period	1,718	551
Funded status
Benefit obligation at end of period	(1,718)	(551)
Unamortized prior service cost	(11)	(11)
Unamortized net actuarial loss	42	48
Unrecognized transition obligation	215	251
Accrued benefit cost	$(1,472)	$(263)

The following table sets forth the net periodic pension cost:

	For nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$8	$4	$1	$2
Interest cost	89	26	27	8
Amortization of unrecognized transition obligation	22	22	(1)	7
Amortization of prior service cost	(2)	2	(4)	1
Amortization of accumulated losses	5	3	2	1
Net periodic benefit cost	$122	$57	$25	$19

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net benefit cost. The measurement date for benefit obligations was as of year-end for both years presented. The estimated amount of related benefit expense in 2005 is $162,000, and the estimated amount of benefits to be paid is $121,000.

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

The pro forma balance sheets in the following table show how the financial position of the Company would have been presented if the transaction had closed prior to September 30, 2004. The adjustments show the effect of recording all assets and liabilities acquired to current fair value as well as the amount of identified intangibles (core deposit intangible). The excess of purchase price over the fair value of net tangible and intangible assets acquired is recorded as goodwill.

In thousands of dollars	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Cash and cash equivalents	$ 32,007	$ 22,777	$ 36,838
Investments	163,439	154,081	165,255
Loans held for sale (fair value approximates cost)	40	179	316
Loans	739,597	664,466	645,213
Less: allowance for loan losses	6,474	6,719	6,870
Net loans	733,123	657,747	638,343
Bank premises and equipment	16,987	16,861	16,934
Goodwill	27,960	27,960	27,960
Other assets	19,765	18,573	18,972
Total Assets	$ 993,321	$ 898,178	$ 904,618
Liabilities & Shareholders' Equity
Deposits	$ 755,324	$ 559,500	$ 609,075
Borrowed funds	126,647	228,241	186,559
Other liabilities	9,506	9,193	9,387
Total Liabilities	891,477	796,934	805,021
Shareholders' Equity	101,844	101,244	99,597
Total Liabilities & Shareholders' Equity	$ 993,321	$ 898,178	$ 904,618

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

	For nine months ended September 30,		For quarters ended September 30,
In thousands of dollars, except share and per share information	2005	2004	2005	2004
Interest Income:	$36,710	$30,374	$13,138	$10,628
Interest expense:	13,040	8,455	5,149	2,851
Net interest income	23,670	21,919	7,989	7,777
Provision for loan losses	100	900	-	300
Net interest income after provision for loan losses	23,570	21,019	7,989	7,477
Other operating income:	6,990	6,551	2,954	2,551
Other operating expenses:	17,590	16,701	6,254	6,130
Income before income taxes	12,970	10,869	4,689	3,897
Applicable income taxes	3,668	3,013	1,342	1,077
Net Income	$9,302	$7,856	$3,347	$2,821
Operating Statistics
Basic earnings per share	$0.96	$0.80	$0.34	$0.29
Diluted earnings per share	$0.95	$0.79	$0.34	$0.28
Cash dividends declared per share	$0.390	$0.328	$0.125	$0.103
Dividend payout ratio	40.63%	41.00%	36.76%	35.63%
Return on average assets	1.34%	1.29%	1.39%	1.33%
Return on average equity	12.74%	16.19%	13.31%	17.20%
Return on average tangible equity	17.46%	16.22%	18.49%	17.23%
Efficiency ratio (tax equivalent)	54.75%	56.50%	54.03%	57.65%

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

Executive Summary

Net income for the nine months ended September 30, 2005 was $9,477,000, an increase of 52.9% over net income of $6,197,000 for the comparable period of 2004. The Company's increase in net income for the nine months ended September 30, 2005 in comparison to the same period in 2004 was the result of a 62.1% increase in net interest income driven by the FNB Bankshares acquisition and organic growth. In addition, non-interest income increased 94.3% in comparison to 2004. The level of increase in operating expenses was lower than growth in revenues and assets as a result of economies realized from the FNB acquisition. Fully diluted earnings per share for the nine months ended September 30, 2005 were $0.96, a 15.7% increase over the $0.83 reported for the third quarter of 2004.

Net income for the three months ended September 30, 2005 was $3,347,000, an increase of 51.0% over net income of $2,216,000 in the comparable period of 2004. The increase in net income for the three months ended September 30, 2005 in comparison to 2004 included a 42.4% increase in net interest income driven by the FNB Bankshares acquisition and organic growth. In addition, non-interest income increased 127.2% in comparison to 2004. The level of increase in operating expenses was lower than growth in revenues and assets as a result of economies realized from the FNB acquisition. Fully diluted earnings per share for the three months ended September 30, 2005 were $0.34, a 13.3% increase over the $0.30 reported for the third quarter of 2004.

On a pro-forma basis, net income for the nine months ended September 30, 2005, was $9,302,000, an increase of $1,445,000 or 18.4% over pro-forma net income of $7,856,000 for the first nine months of 2004. Pro-forma fully diluted earnings per share for the first nine months of 2005 were $0.95, an increase of $0.16 or 20.3% over the $0.79 calculated for the first nine months of 2004.

On a pro-forma basis, net income for the three months ended September 30, 2005, was $3,347,000, an increase over pro-forma net income of $2,821,000 for the three months ended September 30, 2004. Pro-forma fully diluted earnings per share for the three months ended September 30, 2005 were $0.34, and increase of $0.06 or 21.4% over the $0.28 calculated for the three months ended September 30, 2004.

Net Interest Income

Total interest income of $36,329,000 for the nine months ended September 30, 2005 is a 62.1% increase from total interest income of $22,414,000 in the comparable period of 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. Total interest expense of $12,931,000 for the first nine months of 2005 is a 95.5% increase from total interest expense of $6,616,000 for the first nine months of 2004. This was a direct result of the rising interest rate climate and the FNB acquisition.

The combination of higher interest rates, asset growth and the FNB acquisition resulted in net interest income of $23,398,000 for the nine months ended September 30, 2005, which represents a 48.1% increase from the $15,798,000 reported for the same period in 2004.

The Company's net interest margin on a tax-equivalent basis decreased from 3.95% in the first nine months of 2004 to 3.88% for the nine months ended September 30, 2005 due to liability costs accruing at a faster rate than the yield on assets. Tax-exempt interest income amounted to $2,485,000 and $1,580,000 for the nine months ended September 30, 2005 and 2004, respectively. Tax equivalency is calculated using a 35% effective tax rate. These results are consistent with the Company's expectations for changes in its net interest margin in the current rate environment.

Total interest income of $13,138,000 for the three months ended September 30, 2005 is a 66.8% increase from total interest income of $7,875,000 in the comparable period of 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. At the same time, total interest expense of $5,149,000 for the three months ended September 30, 2005 is a 127.5% increase from total interest expense of $2,263,000 for the third quarter of 2004. This was a direct result of the rising interest rate climate and the FNB acquisition.

The combination of higher interest rates, asset growth and the FNB acquisition resulted in net interest income of $7,989,000 for the three months ended September 30, 2005, a 42.4% increase from the $5,612,000 reported for the same period in 2004.

The Company's net interest margin on a tax-equivalent basis decreased from 4.06% for the three months ended September 30, 2004 to 3.76% for the three months ended September 30, 2005 due to liability costs increasing at a faster rate than yield on assets. Tax-exempt interest income amounted to $869,000 and $571,000 for the three months ended September 30, 2005 and 2004, respectively. Tax equivalency is calculated using a 35% effective tax rate.

The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2005 and 2004:

	For the nine months		For the quarter ended
	ended September 30,		September 30,
	2005	2004	2005	2004
Net interest income as presented	$23,398	$15,798	$7,989	$5,612
Effect of tax-exempt income	1,338	851	468	308
Net interest income, tax equivalent	$24,736	$16,649	$8,457	$5,920

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months ended September 30, 2005 and 2004. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Nine months ended September 30,	2005		2004
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$9	2.62%	$4	0.89%
Investments	6,684	5.64%	5,660	5.51%
Loans held for sale	24	5.70%	4	5.62%
Loans	30,950	5.97%	17,597	5.52%
Total interest-earning assets	37,667	5.91%	23,265	5.51%
Interest-bearing liabilities
Deposits	8,978	1.89%	3,868	1.33%
Other borrowings	3,953	2.82%	2,748	2.47%
Total interest-bearing liabilities	12,931	2.11%	6,616	1.65%
Net interest income	$24,736		$16,649
Interest rate spread		3.81%		3.87%
Net interest margin		3.88%		3.95%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 compared to 2004. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Nine months ended September 30, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(1)	$8	$(2)	$5
Investment securities	879	125	20	1,024
Loans held for sale	13	1	6	20
Loans	11,023	1,432	898	13,353
Total interest income	11,914	1,566	922	14,402
Interest expense
Deposits	2,445	1,633	1,032	5,110
Other borrowings[2]	714	390	101	1,205
Total interest expense	3,159	2,023	1,133	6,315
Change in net interest income	$8,755	$(457)	$(211)	$8,087

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarters ended September 30, 2005 and 2004. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Quarter ended September 30,	2005		2004
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$5	3.02%	$1	0.98%
Investments	2,324	5.64%	1,948	5.62%
Loans held for sale	7	5.71%	1	5.58%
Loans	11,270	6.15%	6,233	5.61%
Total interest-earning assets	13,606	6.05%	8,183	5.60%
Interest-bearing liabilities
Deposits	3,911	2.17%	1,342	1.33%
Other borrowings	1,238	3.25%	921	2.38%
Total interest-bearing liabilities	5,149	2.36%	2,263	1.62%
Net interest income	$8,457		$5,920
Interest rate spread		3.69%		3.98%
Net interest margin		3.76%		4.06%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended September 30, 2005 compared to 2004. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005 and 2004.

Quarter ended September 30, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$1	$2	$1	$4
Investment securities	360	14	2	376
Loans held for sale	6	-	-	6
Loans	4,013	623	401	5,037
Total interest income	4,380	639	404	5,423
Interest expense
Deposits	1,049	853	667	2,569
Other borrowings[2]	(17)	340	(6)	317
Total interest expense	1,032	1,193	661	2,886
Change in net interest income	$3,348	$(554)	$(257)	$2,537

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

On a pro-forma basis, net interest income for the first nine months of 2005 was $23,670,000, an increase of $1,751,000 or 8.0% over net interest income of $21,919,000 for the first nine months of 2004. This increase was the result of asset growth, primarily in the loan portfolio.

On a pro-forma basis, net interest income for the three months ended September 30, 2005 was $7,989,000, an increase of $212,000 or 2.7% over net interest income of $7,777,000 for the three months ended September 30, 2004. This increase was the result of asset growth, primarily in the loan portfolio.

Provision for Loan Losses

A $100,000 provision to the allowance for loan losses was made during the first nine months of 2005, compared to a $720,000 provision made for the same period of 2004. The decrease in provision is a result of the analysis of credit quality in the loan portfolio and the level of net chargeoffs experienced by the Company.

Non-Interest Income

Non-interest income was $6,845,000 for the nine months ended September 30, 2005, an increase of 94.3% from the $3,523,000 reported for the first nine months of 2004. The increase in non-interest income was primarily due to the acquisition of FNB Bankshares. On a pro-forma basis, non-interest income increased by $439,000 or 6.7% from $6,551,000 in 2004 to $6,990,000 in 2005. Although investment management and fiduciary income increased by 10.8%, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market.

Non-interest income was $2,954,000 for the three months ended September 30, 2005, an increase of 127.2% from the $1,300,000 reported for the three months ended September 30, 2004. The increase in non-interest income was due to the acquisition of FNB Bankshares. On a pro-forma basis, non-interest income increased by $403,000 or 15.8% from $2,551,000 in 2004 to $2,954,000 in 2005, with increases in deposit account income and fiduciary fees.

Non-Interest Expense

Non-interest expense of $16,896,000 for the nine months ended September 30, 2005, is an increase of 70.1% over non-interest expense of $9,934,000 for the first nine months of 2004. In addition to a higher expense base as a result of the FNB acquisition, this increase is due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for marketing, supplies and professional fees, in line with the Company's revenue and asset growth. On a pro-forma basis, non-interest expense increased by $889,000 or 5.3% during the first nine months of 2005 compared to the first nine months of 2004, with the largest increase in furniture and equipment expense, which were up by 10.7%.

Non-interest expense of $6,254,000 for the three months ended September 30, 2005, is an increase of 74.9% over non-interest expense of $3,576,000 for the three months ended September 30, 2004. This level of increase in non-interest expense for the quarter was for the same reasons cited above. On a pro-forma basis, non-interest expense increased by $124,000 or 2.0% during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, with the largest increase in furniture and equipment expense, which was up by 14.0%. In Management's opinion, this low rate of increase in non-interest expense on a pro-forma basis is indicative of the cost savings which the Company is realizing as a result of the FNB Bankshares acquisition.

Income Taxes

Income taxes on operating earnings increased to $3,770,000 for the first nine months of 2005 from $2,470,000 for the same period a year ago. The increase is in line with the increase in pre-tax income.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the nine-month periods ended September 30, 2005 and 2004.

	For nine months ended		For quarters ended
	September 30,		September 30,
In thousands of dollars	2005	2004	2005	2004
Assets
Cash and due from banks	$20,904	$12,140	$25,586	$13,123
Interest-bearing deposits	459	599	656	405
Investments
U.S. Treasury securities & government agency securities	64,771	60,781	66,390	61,750
Obligations of states and political subdivisions	51,254	34,288	55,004	35,406
Other securities	42,376	42,043	42,073	40,836
Total investments	158,401	137,112	163,467	137,992
Loans held for sale	420	100	520	100
Loans
Commercial	280,383	146,206	297,901	149,751
Consumer	34,745	26,042	35,432	26,082
State and municipal	22,226	10,767	21,508	13,928
Real estate	355,336	242,884	372,307	252,611
Total loans	692,690	425,899	727,148	442,372
Allowance for loan losses	(6,525)	(4,417)	(6,529)	(4,520)
Net loans	686,165	421,482	720,619	437,852
Fixed assets	16,501	8,950	16,849	8,877
Other assets	18,397	10,416	19,662	10,588
Goodwill	26,430	125	27,961	125
Total assets	$927,677	$590,924	$975,320	$609,062
Liabilities and shareholders' equity
Deposits
Demand	$57,802	$28,277	$64,869	$30,180
NOW	105,713	54,932	113,018	57,795
Money market	112,502	81,107	115,752	81,786
Savings	111,832	64,412	117,229	65,890
Certificates of deposit	115,686	76,279	131,687	77,755
Certificates of deposit over $100,000	130,297	83,331	171,654	87,464
Total deposits	633,832	388,338	714,209	400,870
Borrowed funds	187,342	148,718	151,067	153,889
Other liabilities	8,848	4,868	8,966	4,853
Total liabilities	830,022	541,924	874,242	559,612
Common stock	98	74	98	77
Additional paid-in capital	46,208	2,750	47,912	3,777
Retained earnings	49,687	43,762	51,588	43,651
Unrealized gain/loss on AFS	1,662	2,414	1,480	1,945
Total shareholders' equity	97,655	49,000	101,078	49,450
Total liabilities and shareholders' equity	$927,677	$590,924	$975,320	$609,062

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

Investments

The Company's investment portfolio increased by $36.6 million or 28.9% to $163.4 million between December 31, 2004, and September 30, 2005. At September 30, 2005, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $1.1 million. Between September 30, 2004 and September 30, 2005, the Company's investment portfolio increased by $26.2 million or 19.1%. This growth was the result of the FNB acquisition.

On a pro-forma basis, the Company's investment portfolio increased by $9.4 million or 6.1% during the first nine months of 2005. Year-over-year, the investment portfolio declined by $1.8 million or 1.1% on a pro-forma basis, the result of the decline in investments on the FNB balance sheet to fund loan growth.

Loans

Loans grew by $261.3 million or 54.6% during the first nine months of 2005. The growth in commercial loans was $137.8 million or 87.3% and municipal loans increased $7.2 million or 52.7%. The residential mortgage portfolio increased by $85.2 million or 39.7%, and home equity lines of credit grew $20.3 million or 31.3% year-to-date. The majority of this growth was due to the FNB acquisition. Between September 30, 2004 and September 30, 2005, the loan portfolio increased $278.1 million or 60.5%, as a result of strong customer demand and the FNB acquisition

On a pro-forma basis, the loan portfolio increased by $75.1 million or 11.3% during the nine months ended September 30, 2005. Year-over-year, the loan portfolio increased by $94.4 million or 14.6% on a pro-forma basis, the result of strong loan growth seen by the Company in both the Mid-Coast and Down East Maine regions.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2005, impaired loans with specific reserves totaled $1,707,000 (all of these loans were on non-accrual status) and the amount of such reserves were $598,000.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of September 30, 2005. As of that date, the balance of $6,474,000 was 0.88% of total loans, compared to 0.99% at December 31, 2004 and 1.02% at September 30, 2004. Loans considered to be impaired according to SFAS 114/118 totaled $2,996,000 at September 30, 2005, compared to $1,601,000 at December 31, 2004. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2005, was $598,000 compared to $228,000 at December 31, 2004.

In Management's opinion, the level of the Company's allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank's loan portfolio has a higher percentage of residential mortgage loans than peers, and the overall credit quality of the portfolio and historically low level of chargeoffs support this.

On a pro-forma basis, the allowance for loan losses decreased by $245,000 or 3.6% in the first nine months of 2005. This was the result of limited additional provision to the allowance due to the analysis of credit quality in the loan portfolio and the level of loan chargeoffs during the period.

Deposits

During the first nine months of 2005, deposits increased by $385.5 million or 104.2% over December 31, 2004. Core deposits (demand, NOW, savings and money market accounts) increased by $192.8 million or 80.9% in the first nine months of 2005. During the same period, certificates of deposit increased $192.3 million or 144.6%. Between September 30, 2004, and September 30, 2005, deposits grew by 88.1%, or $353.8 million. Demand deposits grew $32.8 million, NOW accounts $67.2 million, savings $49.3 million, and money market accounts $33.8 million, while certificates of deposit increased $170.5 million. The majority of the growth, both year-to-date and year-over-year, was due to the FNB acquisition and in certificates of deposit, primarily from wholesale and brokered sources. The Company also saw good growth in core deposits in the first nine month of 2005, although this growth was at lower levels than with wholesale and brokered sources of funding.

On a pro-forma basis, deposits grew by $195.8 million or 35.0% during the first nine months of 2005. This growth was in certificate of deposits, primarily from wholesale and brokered sources.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2005, borrowed funds decreased by $80.6 million or 38.9% from December 31, 2004. Between September 30, 2004 and September 30, 2005, borrowed funds decreased $45.8 million or 26.6%.

On a pro-forma basis, borrowed funds decreased by $101.6 million or 44.5% during the first nine months of 2005. This was the result of growth in wholesale and brokered sources, as noted above. Year-over-year, borrowed funds decreased $59.9 million or 32.1%.

Shareholders' Equity

Shareholders' equity as of September 30, 2005 was $101.8 million, compared to $52.8 million as of December 31, 2004. The Company's strong earnings performance in the first nine months of 2005, net of dividends paid, added to shareholders' equity, in addition to the significant increase from the FNB acquisition. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.8 million from December 31, 2004, as a result of a recent rise in interest rates and by maturing securities replaced at lower yields.

On April 27, 2004, the Company's Board of Directors declared a three-for-one split of the Company's common stock payable in the form of a 200% stock dividend to shareholders of record on May 12, 2004, with a payment date of June 1, 2004. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.

In 2005, a cash dividend of 13.5 cents per share was declared in the third quarter compared to 11.5 cents in the third quarter of 2004. The dividend payout ratio was 39.71% in the third quarter of 2005 compared to 38.33% in the third quarter of 2004.

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

Regulatory leverage capital ratios for the Company were 7.67% and 8.03% at September 30, 2005 and December 31, 2004, respectively. The Company had a tier one risk-based capital ratio of 10.81% and tier two risk-based capital ratio of 11.78% at September 30, 2005, compared to 11.62% and 12.71%, respectively, at December 31, 2004. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities -- qualifying the Company for lower deposit-insurance premiums.

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated.

As of September 30, 2005, the Company had repurchased 162,188 shares under the new repurchase plan at an average price of $17.09.

Non-Performing Assets

At September 30, 2005, loans on non-accrual status totaled $2.9 million, which compares to non-accrual loans of $1.6 million as of December 31, 2004. In addition to loans on non-accrual status at September 30, 2005, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $408,000 which compares to $281,000 as of December 31, 2004. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The majority of the increase in non-performing assets in the third quarter of 2005 was the result of the FNB acquisition.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2005:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$126,647	$84,938	$14,000	$15,000	$12,709
Operating leases	686	119	338	171	58
Certificates of deposit	325,361	260,038	51,692	13,508	123
Total	$452,694	$345,095	$66,030	$28,679	$12,890
Commitments to extend credit and unused lines of credit	$159,917	$159,917	$-	$-	$-

Liquidity Management

As of September 30, 2005 the Bank had primary sources of liquidity of $182.2 million. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at September 30, 2005, 1.59% of total assets. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of September 30, 2005 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$17,643	$24,487	$87,016	$33,839
Loans held for sale	-	-	-	40
Loans	297,581	106,082	274,574	60,305
Other interest-earning assets	2,500	-	-	8,144
Non-rate-sensitive assets	71	213	1,134	49,631
Total assets	317,795	130,782	362,724	151,959
Interest-bearing deposits	250,257	92,955	65,204	347,958
Borrowed funds	79,464	5,428	14,101	27,654
Non-rate-sensitive liabilities and equity	1,281	3,843	20,496	54,619
Total liabilities and equity	331,002	102,226	99,801	430,231
Period gap	$(13,207)	$28,556	$262,923	$(278,272)
Percent of total assets	-1.37%	2.96%	27.30%	-28.89%
Cumulative gap (current)	(13,207)	15,349	278,272	-
Percent of total assets	-1.37%	1.59%	28.89%	0.00%

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

The Bank's most recent simulation model projects net interest income would increase by approximately 4.90% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 5.92% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 11.66% in a falling-rate scenario and decrease by 9.16% in a rising rate scenario when compared to the year-one base scenario.

A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2005 is presented in the following table:

Changes in Net Interest Income	2005

Year 1

Projected change if rates decrease by 2.0%	+4.90%
Projected change if rates increase by 2.0%	-5.92%

Year 2

Projected change if rates decrease by 2.0%	+11.66%
Projected change if rates increase by 2.0%	-9.16%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2005. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2005, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2005, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in the near term and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first nine months of 2005, 24,514 shares were issued pursuant to this Plan, as presented in the following table:

Month	Shares
January 2005	6,088
February 2005	1,514
March 2005	560
April 2005	1,417
May 2005	11,292
June 2005	1,099
July 2005	1,534
August 2005	457
September 2005	552
24,514

Item 3 – Default Upon Senior Securities

None.

Item 4 – Other Information

A.	None.

B.	None.

Item 5 – Exhibits

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

Date: November 9, 2005

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: November 9, 2005