Form 10-K
period 2005-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2006-03-16
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer ☒ Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Common Stock, $.01 par value per share: $149,371,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2006

Common Stock: 9,854,415 shares

ITEM 1. Discussion of Business

First National Lincoln Corporation (the "Company") was incorporated under the general business laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the "Bank"). As of December 31, 2005, the Company's securities consisted of one class of common stock, $.01 par value per share, of which there were 9,832,777 shares outstanding and held of record by approximately 2,200 shareholders. The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.

On January 14, 2005, the merger of FNB Bankshares (FNB) of Bar Harbor, Maine, into the Company was completed. As a result of the merger, the Company added seven banking offices and one investment management office in Hancock and Washington counties, which are commonly referred to as the Down East region of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into the Bank at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A.

During the past five years and before, the Bank has emphasized personal service to the community, concentrating on retail banking. Customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including checking, savings and investment accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is fairly predictable and has not had a materially adverse effect on the Bank.

In addition to providing traditional banking services, the Company provides investment management and private banking services through First Advisors, which is an operating division of the Bank. First Advisors is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. First Advisors is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.

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

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and is required to file with the Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.

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

Customer Information Security

The FDIC, the OCC and other bank regulatory agencies have published guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act

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

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (SOX) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:

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

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;
•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
•	Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC) and if not, why not;
•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
•

A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•	A range of enhanced penalties for fraud and other violations.

The Company has taken steps to comply with, and anticipates that it will incur additional expenses in continuing to comply with, the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not expect that such compliance has to date, or will in the future have, a material impact on the Company's results of operations or financial condition.

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

Leverage Capital Ratio

The regulations of the OCC require national banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

Risk-Based Capital Requirements

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

On December 31, 2005, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.61% and 10.74%, respectively, and its Leverage Capital Ratio was 7.66%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

Employees

At December 31, 2005, the Company had 216 employees and full-time equivalency of 211 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

Company Website

The Company maintains a website at www.fnlc.com. The Company makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report.

ITEM 1A. Risk Factors

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially and adversely affected.

Competition

We face significant competition for banking services in coastal Maine, the primary market in which we operate. Competition in the local banking industry may limit our ability to attract and retain customers. We may face competition now and in the future from the following: other banking institutions, including larger regional and national commercial banking organizations; savings banks; credit unions; other financial institutions; and non-bank financial services companies.

In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits, which enable them to serve the credit needs of larger customers. We also face competition from out-of-state financial intermediaries that have opened loan production offices or solicit deposits through the internet. If we are unable to attract and retain banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.

In the past, we have expanded our operations into non-banking activities such as asset management and wealth advisory services. We may have difficulty competing with more established providers of these products and services due to the intense competition in these service sectors. In addition, we may be unable to attract and retain non-banking customers due to our lack of market and product knowledge or other industry specific matters or an inability to attract and retain qualified, experienced employees. Our failure to attract and retain customers with respect to these non-banking activities could negatively impact our future earnings.

Interest Rate Risk

Our main source of income is net interest income, which is equal to the difference between the interest income received on loans, investment securities and other interest-bearing assets and the interest expense incurred in connection with deposits, borrowings and other interest-bearing liabilities. As a result, our net interest income can be affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have asset and liability management policies that attempt to minimize the potential adverse effects of changes in interest rates on our net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot provide assurance that changes in interest rates will not negatively impact our operating results. For a further discussion on the Company's exposure to interest rate risk, see Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we can charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions, including the Bank. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees the Bank receives.

Credit Risk

A number of factors can impact the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. If customers default on the repayment of their loans, our profitability could be adversely affected. A borrower's default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

Management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, the value of the underlying collateral and the level of our non-accruing loans. If assumptions prove to be incorrect, our allowance may not be sufficient. Increases in this allowance will result in an expense for the period. If, as a result of general economic conditions or an increase in non-performing loans, management determines that an increase in our allowance for loan losses is necessary, we may incur additional expenses.

As an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value of these items. These adjustments could negatively impact our results of operations or financial condition.

Because we serve primarily individuals and smaller businesses located in coastal Maine, the ability of customers to repay their loans is impacted by the economic conditions in this area. In addition, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions. These events also could have an adverse effect on the value of our collateral and our financial condition.

In the course of business, we may acquire, through foreclosure, properties securing loans that are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could exceed the value of the affected properties. We may not have adequate remedies against the prior owners or other responsible parties and could find it difficult or impossible to sell the affected properties. The occurrence of one or more of these events could adversely affect our financial condition or operating results.

Liquidity and Funding

We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a lower cost source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future. Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition.

In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

Regulation

Bank holding companies and nationally chartered banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies. The Company is subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board, or FRB. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, or the OCC. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

Electronic Systems

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any of these could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 14 full-service banking offices in four counties in the Mid-Coast and Down East regions of Maine:

Lincoln County

Boothbay Harbor, Damariscotta, Waldoboro, and Wiscasset

Knox County

Camden, Rockland and Rockport

Hancock County

Bar Harbor, Blue Hill, Ellsworth, Northeast Harbor and Southwest Harbor

Washington County

Eastport and Calais

First Advisors, the investment management and trust division of the Bank, operates from four offices in Bar Harbor, Boothbay Harbor, Brunswick and Damariscotta. The Bank also maintains an Operations Center in Damariscotta.

The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden, Brunswick, Calais, Northeast Harbor, and Southwest Harbor drive-up facilities, for which the Bank entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the NASDAQ National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2005 and 2004. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2005		2004[1]
	High	Low	High	Low
1st Quarter	$19.00	$16.65	$16.83	$14.80
2nd Quarter	17.50	16.00	24.52	15.08
3rd Quarter	19.95	16.49	19.70	17.00
4th Quarter	20.40	17.24	19.25	16.96

1Adjusted to reflect the three-for-one stock split, paid in the form of a 200% stock dividend, in 2004.

The last transaction of the Company's stock on the NASDAQ National Market System during 2005 was on December 30 at $17.58 per share. There are no warrants outstanding with respect to the Company's common stock, and the Company has no securities outstanding which are convertible into common equity.

The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share[1]	Date Payable
March 11, 2004	$0.103	April 30, 2004
June 17, 2004	$0.110	July 30, 2004
September 16, 2004	$0.115	October 29, 2004
December 16, 2004	$0.120	January 28, 2005
March 17, 2005	$0.125	April 29, 2005
June 16, 2005	$0.130	July 29, 2005
September 15, 2005	$0.135	October 28, 2005
December 15, 2005	$0.140	January 31, 2006

1Adjusted to reflect the three-for-one stock split, paid in the form of a 200% stock dividend, in 2004.

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2005, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 10.18% and 11.05%, respectively, as of December 31, 2005.

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During 2005, 27,237 shares were issued pursuant to this Plan.

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts	Years ended December 31,
	2005	2004	2003	2002	2001
Summary of Operations
Operating Income	$59,465	$35,195	$32,688	$34,258	$33,960
Operating Expense	41,566	23,275	22,303	25,072	26,239
Net Interest Income	31,583	21,504	17,744	17,103	15,031
Provision for Loan Losses	200	880	907	1,323	1,230
Net Income	12,843	8,509	7,427	6,507	5,493
Per Common Share Data
Net Income
Basic	$ 1.32	$ 1.16	$ 1.02	$ 0.90	$ 0.77
Diluted	1.30	1.14	1.00	0.88	0.75
Cash Dividends (Declared)	0.53	0.45	0.38	0.33	0.27
Book Value	10.52	7.18	6.57	5.89	5.20
Market Value	17.58	17.45	16.63	10.49	7.37
Financial Ratios
Return on Average Equity	12.98%	17.10%	16.39%	16.34%	15.51%
Return on Average Tangible Equity	17.81	17.36	16.39	16.34	15.51
Return on Average Assets	1.36	1.41	1.41	1.39	1.33
Average Equity to Average Assets	10.44	8.22	8.58	8.49	8.55
Average Tangible Equity to Average Assets	7.61	8.27	8.58	8.49	8.55
Net Interest Margin (Tax-Equivalent)	3.84	3.93	3.73	4.00	3.99
Dividend Payout Ratio (Declared)	40.15	38.62	37.13	36.16	35.65
Allowance for Loan Losses/Total Loans	0.79	0.99	1.05	1.11	1.00
Non-Performing Loans to Total Loans	0.40	0.34	0.39	0.32	0.22
Non-Performing Assets to Total Assets	0.30	0.25	0.29	0.27	0.20
Efficiency Ratio (Tax-equivalent)	52.89	48.78	48.32	50.49	50.60
At Year End
Total Assets	$1,042,209	$634,238	$568,812	$494,068	$434,466
Total Loans	772,338	478,332	398,895	332,074	301,304
Total Investment Securities	183,981	126,827	136,689	122,073	108,186
Total Deposits	713,964	369,844	359,077	334,224	262,689
Total Borrowings	215,189	207,206	157,822	113,365	131,357
Total Shareholders' Equity	103,452	52,815	47,718	42,695	37,334
				High	Low
Market price per common share of stock during 2005				$20.40	$16.00
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation (the "Company") was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the "Bank"). The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has fourteen offices in Mid-Coast and Down East Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.

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

Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts, fees for processing merchant credit card receipts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First Advisors, a division of the Bank.

Acquisition of FNB Bankshares

On January 14, 2005, the Company completed the acquisition of FNB Bankshares ("FNB") of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. Management believes that the products and services offered in FNB's market have been enhanced by the combination of the two companies, providing a larger capacity to lend money and a stronger overall funding base. In 2005, the combined entity realized approximately $1.0 million in initial cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. As required under GAAP, the purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which totaled $27,559,000 and included $972,000 in direct expenses.

The following table shows the adjusted fair value of assets and liabilities recorded on the Company's balance sheet from the FNB acquisition, including the associated goodwill in the transaction:

In thousands of dollars
Assets
Cash and due from banks	$ 6,963
Investments	26,562
Loans held for sale (fair value approximates cost)	591
Loans	185,357
Less: allowance for loan losses	(2,164)
Net loans	183,193
Bank premises and equipment	7,767
Goodwill	27,559
Other assets	9,311
Total Assets	$ 261,946
Liabilities & Shareholders' Equity
Deposits	$ 192,860
Borrowed funds	17,044
Other liabilities	4,086
Total liabilities	213,990
Shareholders' equity	47,956
Total Liabilities & Shareholders' Equity	$ 261,946

The majority of the $1,830,000 difference between actual goodwill booked and the $26,005,000 of goodwill estimated in the Company's December 31, 2004 financial statements was due to deferred income taxes. During the fourth quarter of 2005, goodwill and other liabilities were reduced by $276,000, net of tax, as a result of pending changes in employment continuity agreements with FNB employees who became employees of the Bank, which resulted in lower reserves for the these agreements.

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using accounting principles generally accepted in the United States of America (GAAP) which under the purchase method of accounting, exclude FNB Bankshares results prior to the closing date of the acquisition on January 14, 2005. This discussion also includes pro-forma information which shows how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a presentation of pro-forma results, see Note 19 to the Consolidated Financial Statements -- Pro-Forma Financial Information).

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

The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through sale of loans and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation.

The valuation of goodwill is a critical accounting policy. Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over 10 years. The straight-line basis is used because the Company does not expect significant run off in the core deposits which were acquired. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company.

Results of Operations

Net income for the year ended December 31, 2005 was $12.8 million -- the highest ever recorded by the Company. This represents a 50.9% or $4.3 million increase from net income of $8.5 million posted in 2004 and is $5.4 million above 2003's net income of $7.4 million. The results in 2005 are attributable to a 46.9% increase in net interest income driven by the FNB Bankshares acquisition and organic growth. In addition, non-interest income increased 93.6% in comparison to 2004. Fully diluted earnings per share for the year ended December 31, 2005 were $1.30, a 14.0% increase over the $1.14 reported for the year ended December 31, 2004.

On a pro-forma basis, net income for the year ended December 31, 2005, was $12.6 million, an increase of $1.9 million or 17.9% over pro-forma net income of $10.7 million for the year ended 2004. The difference between reported income and pro-forma income for the Company for 2005 was due to a small loss on operations that FNB recorded prior to the merger on January 14, 2005.

Net Interest Income

Net interest income in 2005 was $31.6 million, an increase of $10.1 million or 46.9% over the $21.5 million posted by the Company in 2004. In addition to the interest income related to the FNB acquisition, rising interest rates resulted in higher asset yields in 2005 compared to 2004. Asset growth was responsible for the largest amount of this increase, both in the loan portfolio as well as in investments, when based on average balances for the year. On a pro-forma basis, net interest income for the year ended December 31, 2005 was $31.8 million, an increase of $1.8 million or 6.0% over net interest income of $30.0 million in 2004. This increase was the result of asset growth, primarily in the loan portfolio.

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2005, 2004, and 2003.

Year ended December 31, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ 8	$ 1	$ 9
Investment securities	1,420	168	31	1,619
Loans held for sale	1	7	2	10
Loans	14,814	2,541	1,558	18,913
Total interest income	16,235	2,724	1,592	20,551
Interest expense
Deposits	3,439	2,929	1,946	8,314
Borrowings	513	880	117	1,510
Total interest expense	3,952	3,809	2,063	9,824
Change in net interest income	$ 12,283	$ (1,085)	$ (471)	$ 10,727

Year ended December 31, 2004 compared to 2003
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (48)	$ 1	$ (1)	$ (48)
Investment securities	316	219	10	545
Loans held for sale	(88)	(6)	4	(90)
Loans	4,296	(1,308)	(262)	2,726
Total interest income	4,476	(1,094)	(249)	3,133
Interest expense
Deposits	629	(1,149)	(125)	(645)
Borrowings	1,052	(932)	(247)	(127)
Total interest expense	1,681	(2,081)	(372)	(772)
Change in net interest income	$ 2,795	$ 987	$ 123	$ 3,905

1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents, for the years ended December 31, 2005, 2004, and 2003, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2005		2004		2003
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 13	3.00%	$ 4	0.99%	$ 52	0.96%
Investments	9,131	5.66%	7,512	5.54%	6,967	5.37%
Loans held for sale	14	5.63%	11	5.72%	101	6.11%
Loans	43,082	6.08%	24,162	5.50%	21,436	5.86%
Total interest-earning assets	52,240	6.00%	31,689	5.51%	28,556	5.67%
Interest-bearing liabilities
Deposits	13,489	2.25%	5,175	1.44%	5,820	1.79%
Other borrowings	5,359	2.99%	3,849	2.43%	3,976	3.18%
Total interest-bearing liabilities	18,848	2.42%	9,024	1.74%	9,796	2.17%
Net interest income	$ 33,392		$ 22,665		$ 18,760
Interest rate spread		3.58%		3.77%		3.50%
Net interest margin		3.84%		3.94%		3.73%

Non-Interest Income

Non-interest income increased by 93.6% from $4.7 million in 2004 to $9.0 million in 2005. The increase in non-interest income was primarily due to the acquisition of FNB Bankshares.

On a pro-forma basis, non-interest income increased by $0.5 million or 4.9% from $8.7 million in 2004 to $9.2 million in 2005. Although investment management and fiduciary income increased by 8.2% in 2005, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market.

Non-Interest Expense

Non-interest expense increased 68.8% to $22.6 million in 2005 from $13.4 million in 2004. In addition to a higher expense base as a result of the FNB acquisition, this increase is due to higher personnel and premises costs to provide more comprehensive and competitive services for customers, as well as increased costs for marketing, supplies and professional fees, in line with the Company's revenue and asset growth.

On a pro-forma basis, non-interest expense increased by only $0.4 million or 1.9% from $22.8 million in 2004 to $23.2 million in 2005, with the largest increase in furniture and equipment expense, which was up by 14.8%. At the same time, the combined entity has realized initial cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

Net Income

Net income for 2005 was $12.8 million -- a 50.9% or $4.3 million increase from net income of $8.5 million that was posted in 2004. The Company's increase in net income for the year ended December 31, 2005 in comparison to 2004 was the result of a 46.9% increase in net interest income driven by the FNB Bankshares acquisition and organic growth in earning assets. In addition, non-interest income increased 93.6% in comparison to 2004. The level of increase in operating expenses was lower than growth in revenues and assets, primarily as a result of economies realized from the FNB acquisition. Fully diluted earnings per share for the year ended December 31, 2005 were $1.30, a 14.0% increase over the $1.14 reported for the year ended December 31, 2004.

On a pro-forma basis, net income for year ended December 31, 2005, was $12.7 million, an increase of $1.9 million or 17.9% over pro-forma net income of $10.7 million for the year ended December 31, 2004. Pro-forma fully diluted earnings per share for 2005 were $1.28, an increase of $0.20 or 18.5% over the $1.08 posted for 2004.

Key Ratios

Return on average assets in 2005 was 1.36%, down from the 1.41% posted in 2004. Return on average tangible equity was 17.81% in 2005, compared to 17.36% in 2004 and 16.39% in 2003, while return on average equity was 12.98% in 2005, compared to 17.10% in 2004 and 16.39% in 2003. The difference between return on average tangible equity and average equity in 2005 was due to the addition of goodwill related to the acquisition of FNB Bankshares. In 2005, the Company's dividend payout ratio was 40.15%, compared to 38.62% in 2004 and 37.13% in 2003.

The Company's efficiency ratio -- a benchmark measure of the amount spent to generate a dollar of income -- was 0.53 in 2005 compared to 0.59 for the Bank's peer group, on average. The efficiency ratio is calculated by dividing the Company's operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). The Company's efficiency ratio was 0.49 in 2004 compared to 0.60 for its peer group average. The higher efficiency ratio in 2005 was the result of increased expenses as a merged company, since FNB's efficiency ratio prior to the acquisition was significantly higher than that of the Company. Management anticipates that the efficiency ratio will improve as the Company realizes additional efficiencies as a result of the FNB acquisition.

Investment Management and Fiduciary Activities

As of December 31, 2005, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $330.3 million, consisting of 1,174 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2004, when 578 accounts with market value of $159.5 million were under management. The growth in assets under management during 2005 was primarily due to the acquisition of FNB Bankshares as well as the result of a combination of business development activities and an increase in the market value of existing assets.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
Dollars in thousands	2005	2004	2003
Cash and due from banks	$ 21,895	$ 12,968	$ 10,734
Interest-bearing deposits	432	406	5,418
Securities
U.S. Government and agency securities	66,674	59,161	52,201
Obligations of states and political subdivisions	52,524	35,127	29,045
Other securities	42,068	41,344	48,507
Total securities	161,266	135,632	129,753
Loans held for sale	257	198	1,646
Loans
Commercial	286,754	148,819	132,650
Consumer	35,464	26,058	26,475
State and municipal	21,833	12,385	12,006
Real estate	364,557	252,074	194,851
Total loans	708,608	439,336	365,982
Allowance for loan losses	(6,450)	(4,525)	(3,964)
Net loans	702,158	434,811	362,018
Premises and equipment, net	16,670	8,970	7,680
Goodwill	26,815	-	-
Other assets	18,059	10,470	10,735
Total assets	$ 947,552	$ 603,455	$ 527,984
Deposits
Demand	$ 60,102	$ 29,907	$ 27,689
NOW	109,048	57,365	51,462
Money market	115,359	81,785	86,199
Savings	112,376	65,452	62,496
Certificates of deposit	119,595	74,730	69,754
Certificates of deposit over $100,000	143,557	81,085	55,376
Total deposits	660,037	390,324	352,976
Borrowed funds	179,409	158,308	125,191
Other liabilities	9,189	5,208	4,490
Total liabilities	848,635	553,840	482,657
Common stock	98	74	74
Additional paid-in capital	46,599	3,047	2,246
Retained earnings	50,689	44,183	40,510
Unrealized gain on securities available for sale	1,531	2,311	2,497
Total capital	98,917	49,615	45,327
Total liabilities and capital	$ 947,552	$ 603,455	$ 527,984

Assets and Asset Quality

With the acquisition of FNB Bankshares, the Company experienced strong asset growth in 2005, with the loan portfolio increasing by $294.0 million or 61.5%, while the investment portfolio increased $57.1 million or 45.1%. Total assets increased by 64.3% or $408.0 million from $634.2 million at December 31, 2004, to $1,042.2 million at December 31, 2005. The balance sheet growth enabled the Company to increase net interest income by $10.1 million or 46.9% to $31.6 million.

On a pro-forma basis the loan portfolio increased by $108.1 million or 16.3% over 2004 levels, while the investment portfolio increased $29.9 million or 19.4%. Total assets increased by $145.3 million or 16.2% in 2005 over total assets at December 31, 2004.

The Bank's loan delinquency ratio compares well to its peers -- in 2005 it was 1.17% at year end versus 0.80% on December 31, 2004 and 1.00% on December 31, 2003. In Management's opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Investment Activities

During 2005, the Company's investment portfolio increased 45.1% to end the year at $184.0 million, compared to $126.8 million on December 31, 2004. Much of the Company's investment portfolio consists of callable securities, and many of these securities were called by issuers in 2005 and 2004. The growth in 2005 was due to a combination of the FNB acquisition and additions to the portfolio.

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

The Company's investment portfolio is primarily in U.S. Government agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio's overall yield while not materially adding to the Company's level of interest rate risk. The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2005, 2004, and 2003.

Dollars in thousands	2005	2004	2003
Securities available for sale
U.S. Government and agency	$ 9,101	$ 2,943	$ 2,925
Mortgage-backed securities	1,980	3,602	5,463
State and political subdivisions	11,782	14,240	14,852
Corporate securities	20,353	22,765	26,461
Federal Home Loan Bank stock	10,294	7,696	6,871
Federal Reserve Bank stock	653	53	53
Other equity securities	580	593	820
	$ 54,743	$ 51,892	$ 57,445
Securities to be held to maturity
U.S. Government and agency	$ 42,274	26,529	$ 44,419
Mortgage-backed securities	33,670	16,607	8,409
State and political subdivisions	44,685	24,196	17,823
Corporate securities	8,609	7,603	8,593
	129,238	74,935	79,244
Total securities	$ 183,981	$ 126,827	$ 136,689

The following table sets forth certain information regarding the yields and expected maturities of the Company's investment securities as of December 31, 2005. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity

U.S. Government and Agency
Due in 1 year or less	$ -	0.00%	$ 4,962	4.59%
Due in 1 to 5 years	-	0.00%	3,000	4.03%
Due in 5 to 10 years	6,131	5.38%	11,519	4.69%
Due after 10 years	2,970	3.00%	22,793	5.35%
Total	9,101	4.61%	42,274	4.99%
Mortgage-Backed Securities
Due in 1 year or less	2	8.00%	-	0.00%
Due in 1 to 5 years	102	6.50%	1,360	3.95%
Due in 5 to 10 years	441	6.00%	5,459	3.97%
Due after 10 years	1,435	4.52%	26,851	5.18%
Total	1,980	4.96%	33,670	4.93%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	1,032	2.76%
Due in 1 to 5 years	-	0.00%	1,592	5.44%
Due in 5 to 10 years	9,227	4.85%	9,245	4.15%
Due after 10 years	2,555	4.81%	32,816	4.20%
Total	11,782	4.84%	44,685	4.20%
Corporate Securities
Due in 1 year or less	2,055	7.64%	-	0.00%
Due in 1 to 5 years	14,109	7.70%	609	6.75%
Due in 5 to 10 years	2,931	7.85%	1,000	4.43%
Due after 10 years	1,258	5.26%	7,000	4.89%
Total	20,353	7.57%	8,609	4.97%
Equity Securities	11,527	5.07%	-	0.00%
	$ 54,743	5.87%	$ 129,238	4.70%

Lending Activities

The loan portfolio experienced growth in almost all areas during 2005, with the most significant increase seen in residential real estate loans and commercial loans. Total loans were $772.3 million at December 31, 2005, a 61.5% increase from total loans of $478.3 million at December 31, 2004, while the majority of this growth was due to the FNB acquisition. The growth in the loan portfolio seen in 2005 was augmented by keeping much of the Bank's residential mortgage origination in portfolio. On a pro-forma basis total loans were $772.3 million at December 31, 2005, a 16.3% increase from total loans of $664.1 at December 31, 2004.

This continues the loan growth trend experienced by the Company over the past ten years. The following tables summarize the Bank's loan portfolio as of December 31, 2005, 2004, 2003, 2002, and 2001.

Dollars in thousands	As of December 31,
	2005		2004		2003		2002		2001
Commercial
Real estate	$79,135	10.2%	47,082	9.84%	40,521	10.2%	37,082	11.2%	32,638	10.8%
Other	233,806	30.3%	110,811	23.17%	97,487	24.4%	82,504	24.8%	68,378	22.7%
Residential real estate
Term	390,995	50.6%	278,879	58.30%	223,251	56.0%	174,070	52.4%	159,743	53.0%
Construction	8,997	1.2%	1,067	0.22%	2,483	0.6%	1,019	0.3%	2,522	0.9%
Consumer	39,135	5.1%	26,769	5.60%	26,123	6.5%	27,925	8.4%	30,727	10.2%
Municipal	20,270	2.6%	13,724	2.87%	9,030	2.3%	9,474	2.9%	7,296	2.4%
Total loans	$772,338	100%	478,332	100%	398,895	100%	332,074	100%	301,304	100%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2005.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial real estate	$ -	4,810	5,600	68,725	79,135
Commercial other	1,413	58,871	61,069	112,453	233,806
Residential real estate	-	2,284	11,827	376,884	390,995
Residential construction	847	8,018	132	-	8,997
Consumer	201	16,591	7,491	14,852	39,135
Municipal	-	1,594	3,887	14,789	20,270
Totals	$ 2,461	92,168	90,006	587,703	772,338

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2005.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial loans	$ 261,807	33.9%
State and municipal loans	7,462	1.0%
Consumer loans	4,197	0.5%
Equity loans	83,737	10.8%
Residential adjustable-rate mortgages	217,254	28.1%
Total variable-rate loans	574,457	74.4%
Fixed-rate loans	197,881	25.6%
Total loans	$ 772,338	100.0%

Loan Concentrations

As of December 31, 2005, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

The volume of residential mortgages sold into the secondary market during 2005 and 2004 was significantly lower than that sold in 2003 due to the lower origination volumes and the desire of the Company to keep more in its portfolio. This resulted in lower levels of non-interest income but increased the level of interest income since a higher level of loans was retained in the Bank's portfolio. Loans held for sale are carried at the lower of cost or market value, with no balance at December 31, 2005 and 2004.

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

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, were considered by Management in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of the commercial loan portfolio are also assessed on a regular basis by an independent loan review consulting firm. Ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies are also performed. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon Management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

Consumer loans, which include residential mortgages, home equity loans/lines, and direct/indirect loans, are generally evaluated as a group based on product type and on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Allocations for these loan categories are principally determined by applying loss factors that represent Management's estimate of inherent losses. In each category, inherent losses are estimated based upon Management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk-rated if considered necessary by Management.

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2005, impaired loans with specific reserves totaled $1.0 million (all of these loans were on non-accrual status) and the amount of such reserves was $0.4 million.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of December 31, 2005. Although the level of the allowance for loan losses is lower than the Bank's peers as a percentage of total loans, Management views the level of the allowance for loan losses as adequate as a result of the relatively high percentage of residential real estate loans in the portfolio and overall credit quality in the portfolio.

The following table reflects the Bank's allowance for loan losses by category of loan as of December 31, 2005, 2004, 2003, 2002, and 2001. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans. The percentages represent the proportion of each category to the total amount of loans outstanding at each date.

Dollars in thousands	As of December 31,
	2005		2004		2003		2002		2001
Real estate	$798	52%	856	58%	690	56%	568	53%	618	54%
Commercial	3,983	43%	2,509	36%	2,237	37%	1,835	39%	1,467	36%
Consumer	1,043	5%	711	6%	752	7%	806	8%	604	10%
Unallocated	262	-	638	-	521	-	491	-	311	-
Total	$6,086	100%	4,714	100%	4,200	100%	3,700	100%	3,000	100%

During 2005, a provision of $0.2 million was made to the allowance for loan losses, compared to a provision of $0.9 million in 2004, and $0.9 million in 2003. In Management's opinion, the level of provision in 2005 was appropriate given the overall credit quality of the portfolio. Net loans charged off in 2005 were $0.9 million, or 0.12% of average loans outstanding for the year. This compares to net loan chargeoffs of $0.4 million, or 0.08% in 2004 and $0.4 million or 0.10% in 2003.

The following table summarizes the activity with respect to loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	Years ended December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Balance at beginning of year	$4,714	4,200	3,700	3,000	2,301
Acquisition of FNB Bankshares	2,066	-	-	-	-
Loans charged off:
Commercial[1]	501	260	184	432	391
Real estate mortgage	270	-	19	24	1
Consumer	281	180	352	268	243
Total	1052	440	555	724	635
Recoveries on loans previously charged off
Commercial[1]	51	14	52	16	34
Real estate mortgage	-	-	2	-	1
Consumer	107	60	94	85	69
Total	158	74	148	101	104
Net loans charged off	894	366	407	623	531
Provision for loan losses	200	880	907	1,323	1,230
Balance at end of year	$6,086	4,714	4,200	3,700	3,000
Ratio of net loans charged off to average loans outstanding	0.12%	0.08%	0.10%	0.19%	0.19%
Ratio of allowance for loan losses to total loans outstanding	0.79%	0.98%	1.05%	1.11%	1.00%

1 Includes commercial real estate loans

Non-Performing Assets

The Bank's overall loan delinquency ratio increased to 1.17% at December 31, 2005, versus 0.80% at December 31, 2004. In Management's opinion, there has been no pattern or trend in non-performing assets of concern. The increase in 2005 was related to isolated circumstances involving a small number of borrowers, and the levels at December 31, 2005, 2004, 2003 and 2002 are in line with the Management's opinion of a normal range of delinquency rates for the Bank.

The following table sets forth a summary of loans delinquent more than ninety days by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2005, 2004, 2003, 2002 and 2001

	As of December 31,
Dollars in thousands	2005	2004	2003	2002	2001
Commercial real estate and business	$ 2,022	1,580	1,320	921	655
Residential real estate	934	270	517	463	275
Consumer	464	32	78	92	150
Total	$ 3,420	1,882	1,915	1,476	1,080
Non-accrual loans included in above total	$ 3,095	1,601	1,537	1,070	667
Income not recognized from non-accrual loans	$ 202	189	85	108	77

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

At both December 31, 2005 and December 31, 2004 there were no properties owned, compared to two properties valued at $51,000 at December 31, 2003. Other real estate owned and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure.

Funding, Liquidity and Capital Resources

The Company's principal sources of funding are deposits and borrowed funds from the Federal Home Loan Bank of Boston. The Company has a comprehensive liquidity management program. It maintains adequate funding for its assets by acquiring deposits in its local market as well as through wholesale sources. The Bank's liquidity position is further supplemented with securities repurchase agreements with certain brokers and $10.0 million in credit lines with correspondent banks.

While the Bank maintains an available for sale portfolio of securities to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or securities repurchase agreements for this purpose. At December 31, 2005, the Company had a net unrealized gain of $0.7 million (net of $0.4 million in deferred income taxes) on available for sale securities.

Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity and also fluctuate throughout the year as a result of changes in volume of wholesale certificates of deposit due to rates available from several wholesale funding sources. In 2005, the maximum amount of deposits at any month end was $753.7 million on October 31. This balance is somewhat higher than the $714.0 million at December 31, 2005, as a result of higher levels of wholesale certificates of deposit that were replaced with repurchase agreements and Federal Home Loan Bank borrowings.

As of December 31, 2005, the Bank had primary sources of liquidity of $147.4 million, or 14.55% of its assets. It is Management's opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. The Bank has not experienced any recent significant deposit trends which would have a material effect on the Bank's liquidity position.

Deposits

The Bank realized an increase in deposits of 93.0% from year end 2004 to year end 2005, compared to a 3.0% increase in 2004 and a 7.4% increase in 2003 from year end to year end. The majority of the growth was due to the FNB acquisition and in certificates of deposit, primarily from wholesale and brokered sources. The Company also saw modest growth in core deposits during the year 2005. On a pro-forma basis, deposits grew by $154.7 million or 27.7% during the year ended 2005. This growth was in certificate of deposits, primarily from wholesale and brokered sources.

The following table sets forth the average daily balance for the Bank's principal deposit categories for each period. The growth experienced in 2005 was the result of the FNB Bankshares acquisition as well as increases in wholesale certificates of deposit.

	Years ended December 31,			% growth
Dollars in thousands	2005	2004	2003	2005 vs. 2004
Demand deposits	$ 60,102	29,907	27,689	201.0%
NOW accounts	109,048	57,365	51,462	190.1%
Money market accounts	115,359	81,785	86,199	141.1%
Savings	112,376	65,452	62,496	171.7%
Certificates of deposit	263,152	155,815	125,130	168.9%
Total Deposits	$ 660,037	390,324	352,976	169.1%

The Bank's average cost of deposits (including non-interest-bearing accounts) was 2.04% for the year ended December 31, 2005, compared to 1.33% for the year ended December 31, 2004 and 1.65% for the year ended December 31, 2003. This rise in average cost realized during 2005 is consistent with the interest rate policy and actions of the Open Market Committee of the Federal Reserve Board. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2005	2004	2003
NOW	0.55%	0.20%	0.20%
Money market	2.89%	1.38%	1.47%
Savings	0.97%	0.79%	0.93%
Certificates of deposit	3.21%	2.19%	3.09%
Total interest-bearing deposits	2.25%	1.44%	1.79%

Of all certificates of deposit, $232.9 million or 76.3% will mature by December 31, 2006. As of December 31, 2005, the Bank held a total of $179.7 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2005	2004
Within 3 Months	$ 103,283	37,187
3 Months through 6 months	45,529	12,162
6 months through 12 months	22,641	12,448
Over 12 months	8,292	7,332
Total	$ 179,745	69,129

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2005, the Bank's total FHLB borrowing capacity was $228.1 million, of which $47.5 million was unused, which includes a credit line of $8.0 million for overnight borrowings. As of December 31, 2005, advances totaled $172.6 million, with a weighted average interest rate of 4.23% and remaining maturities ranging from four days to 18 years. This compares to advances totaling $151.9 million, with a weighted average interest rate of 2.74% and remaining maturities ranging from one month to eight years, as of December 31, 2004.

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2005 was $39.9 million, compared to $49.9 million on December 31, 2004, and $20.3 million on December 31, 2003. The weighted average rates of these agreements were 2.66% as of December 31, 2005, compared to 1.57% as of December 31, 2004 and 0.86% as of December 31, 2003.

The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2005, 2004, and 2003 were $2.7 million, $0.4 million, and $1.1 million, respectively.

The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $222.3 million at the end of May during 2005, $207.2 million at the end of November for the year 2004, and $151.7 million at the end of May for the year 2003. The average amount outstanding during 2005 was $179.4 million with a weighted average interest rate of 2.99%. This compares to an average outstanding amount of $158.3 million with a weighted average interest rate of 2.43% in 2004, and an average outstanding amount of $125.2 million with a weighted average interest rate of 3.18% in 2003.

Capital Resources

Capital at December 31, 2005 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 7.66% on December 31, 2005, versus 8.03% in 2004. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2005, the Company had tier-one risk-based capital of 10.74% and tier-two risk-based capital of 11.61%, versus 11.62% and 12.71%, respectively, in 2004. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.

During 2005, the Company declared cash dividends of $0.125 per share for the first quarter, $0.130 per share for the second quarter, $0.135 per share for the third quarter, and $0.140 per share for the fourth quarter. The Company's dividend payout ratio was 40.15% of earnings in 2005, 38.62% in 2004, and 37.13% in 2003. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $7.4 million in dividends was declared in 2005 from the Bank to the Company.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2006 will be that year's net income plus $9.8 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

On January 14, 2005, the Company completed its merger with FNB Bankshares. As part of the merger, the Company issued 2.35 shares of its common stock to the shareholders of FNB Bankshares in exchange for each of the 1,048,814 shares of the common stock of FNB Bankshares outstanding. The total number of shares issued for the FNB acquisition was 2,464,598, with cash in lieu of fractional shares paid at the rate of $17.87 per share

At the time of the merger, there were outstanding options to purchase 126,208 shares of FNB under the FNB Bankshares Stock Option Plan assumed by the Registrant. Of these, options to acquire 40,630 FNB shares were converted in accordance with the merger agreement into options to acquire an aggregate of 95,479 common shares of FNLC at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

In 2005, 137,229 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $0.5 million and 50,361 shares were issued via employee stock programs and the dividend reinvestment plan during the year. The Company also purchased 176,247 shares of common stock for total consideration of $3.0 million during the year.

Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations, including the FNB Bankshares merger.

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2005:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$215,189	183,473	12,000	17,000	2,716
Operating leases	633	111	314	153	55
Certificates of deposit	305,486	232,953	58,647	13,886	-
Total	$521,308	416,537	70,961	31,039	2,771
Unused lines, collateralized by residential real estate	$68,062	68,062	-	-	-
Other unused commitments	62,979	62,979	-	-	-
Standby letters of credit	1,486	1,486	-	-	-
Commitments to extend credit	16,060	16,060	-	-	-
Total loan commitments and unused lines of credit	$148,587	148,587	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2005, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2005, the Company made capital purchases totaling $1.4 million, excluding assets assumed in the FNB acquisition. This cost will be amortized over an average of five years, adding approximately $270,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which may occur in conjunction with pending legislation will not have a significant impact on future operating results or financial condition.

Other Information

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004) (SFAS No. 123(r)), "Share-Based Payment." SFAS No. 123(r) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS 123(r) will be effective for the Company's quarterly interim financial reporting period ending March 31, 2006. Management expects adoption of SFAS No. 123(r) will not have a material effect on the Company's consolidated financial statements.

FASB Staff Position (FSP) FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, was issued on November 3, 2005. This FSP addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Management expects the application of this FSP will not have a material effect on the consolidated financial conditions and results of operations of the Company.

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

Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands	2004Q1	2004Q2	2004Q3	2004Q4	2005Q1	2005Q2	2005Q3	2005Q4
Balance Sheets
Cash	$ 9,236	13,777	16,659	14,770	22,206	22,080	32,007	25,982
Investments	138,069	141,301	137,210	126,827	156,182	160,041	163,439	183,981
Net loans	411,363	438,853	456,777	473,618	676,091	712,270	733,163	766,252
Other assets	19,551	20,041	19,556	19,023	63,739	64,181	64,712	65,994
Total assets	$578,219	613,972	630,202	634,238	918,218	958,572	993,321	1,042,209
Deposits	$384,251	386,573	401,479	369,844	606,180	672,254	755,324	713,964
Borrowed funds	139,515	173,661	172,442	207,206	202,856	177,729	126,647	215,189
Other liabilities	5,101	4,223	4,749	4,373	9,467	8,017	9,506	9,604
Stockholders' equity	49,352	49,515	51,532	52,815	99,715	100,572	101,844	103,452
Total liabilities & equity	$578,219	613,972	630,202	634,238	918,218	958,572	993,321	1,042,209
Income Statements
Interest income	$ 7,121	7,417	7,875	8,113	10,896	12,294	13,138	14,103
Interest expense	2,168	2,184	2,263	2,408	3,453	4,400	5,149	5,846
Net interest income	4,953	5,233	5,612	5,705	7,443	7,894	7,989	8,257
Provision for loan losses	240	240	240	160	-	100	-	100
Net interest income after provision for loan losses	4,713	4,993	5,372	5,545	7,443	7,794	7,989	8,157
Non-interest income	1,103	1,120	1,300	1,143	1,663	2,228	2,954	2,189
Non-interest expense	3,124	3,236	3,576	3,436	4,906	5,666	6,254	5,692
Income before taxes	2,692	2,877	3,096	3,252	4,200	4,356	4,689	4,654
Income taxes	768	821	880	941	1,205	1,223	1,342	1,286
Net income	$ 1,924	2,056	2,216	2,311	2,995	3,133	3,347	3,368
Basic earnings per share	$0.26	0.28	0.30	0.31	0.32	0.32	0.34	0.34
Diluted earnings per share	$0.26	0.28	0.30	0.31	0.31	0.31	0.34	0.34

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -9.76% of total assets, which compares to -9.34% of assets at December 31, 2004. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company's summarized static gap, as of December 31, 2005, is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 20,631	$ 29,890	$ 90,808	$ 41,540
Loans held for sale	-	-	-	-
Loans	284,572	119,387	300,950	67,429
Other interest-earning assets	-	-	-	8,212
Non-rate-sensitive assets	1,789	216	1,140	75,645
Total assets	306,992	149,493	392,898	192,826
Interest-bearing deposits	275,936	92,092	72,534	211,293
Borrowed funds	178,707	4,635	29,189	2,658
Non-rate-sensitive liabilities and equity	2,960	3,843	20,496	147,866
Total liabilities and equity	457,603	100,570	122,219	361,817
Period gap	$(150,611)	$ 48,923	$ 270,679	$(168,991)
Percent of total assets	-14.45%	4.69%	25.97%	-16.21%
Cumulative gap (current)	(150,611)	(101,688)	168,991	-
Percent of total assets	-14.45%	-9.76%	16.21%	0.00%

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

The most recent simulation model projects net interest income would increase by approximately 5.5% of stable-rate net interest income if short-term rates fall gradually by two percentage points over the next year, and decrease by approximately 8.3% if short-term rates rise gradually by two percentage points. Both scenarios are within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down, in the first year. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 14.4% in a falling rate scenario and decrease by 9.3% in a rising rate scenario.

The change in net interest income projections between December 31, 2005, and December 31, 2004, is attributable to the addition of FNB's assets and liabilities from the acquisition, the change in the Company's mix of assets and liabilities, and the flattening of the yield curve which occurred in 2005. A summary of the Company's interest rate risk simulation modeling, as of December 31, 2005 and 2004 is presented in the following table:

Changes in Net Interest Income	2005	2004
Year 1
Projected changes if rates decrease by 2.0%	+5.5%	+3.4%
Projected change if rates increase by 2.0%	-8.3%	-1.2%
Year 2
Projected changes if rates decrease by 2.0%	+14.4%	+5.7%
Projected change if rates increase by 2.0%	-9.3%	-1.6%

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

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2005, the Company was not using any derivative instruments for interest rate risk management.

Management believes that the current level of interest rate risk is acceptable as of December 31, 2005. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2005, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure.

ITEM 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

First National Lincoln Corporation and Subsidiary

As of December 31,	2005	2004
Assets
Cash and cash equivalents	$ 25,982,000	$ 14,770,000
Securities available for sale	54,743,000	51,892,000
Securities to be held to maturity, fair value of $128,563,000 at December 31, 2005, and $75,601,000 at December 31, 2004	129,238,000	74,935,000
Loans	772,338,000	478,332,000
Less allowance for loan losses	6,086,000	4,714,000
Net loans	766,252,000	473,618,000
Accrued interest receivable	5,005,000	2,791,000
Premises and equipment, net	16,712,000	9,061,000
Other real estate owned	-	-
Goodwill	27,684,000	125,000
Other assets	16,593,000	7,046,000
Total assets	$1,042,209,000	$ 634,238,000
Liabilities
Demand deposits	$ 62,109,000	$ 31,181,000
NOW deposits	109,124,000	60,550,000
Money market deposits	127,630,000	76,411,000
Savings deposits	109,615,000	68,673,000
Certificates of deposit under $100,000	125,741,000	63,900,000
Certificates of deposit $100,000 or more	179,745,000	69,129,000
Total deposits	713,964,000	369,844,000
Borrowed funds	215,189,000	207,206,000
Other liabilities	9,604,000	4,373,000
Total liabilities	938,757,000	581,423,000
Commitments and contingent liabilities (notes 12, 13 and 17)
Shareholders' equity
Common stock, one cent par value	99,000	74,000
Additional paid-in capital	47,718,000	3,973,000
Retained earnings	54,901,000	46,809,000
Accumulated other comprehensive income
Net unrealized gain on securities available for sale, net of tax of $373,000 in 2005 and $1,009,000 in 2004	734,000	1,959,000
Total shareholders' equity	103,452,000	52,815,000
Total liabilities and shareholders' equity	$1,042,209,000	$ 634,238,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,832,777	7,356,836
Number of shares outstanding	9,832,777	7,356,836
Book value per share	$ 10.52	$ 7.18
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Income

First National Lincoln Corporation and Subsidiary

Years ended December 31,	2005	2004	2003
Interest and dividend income
Interest and fees on loans	$42,623,000	$23,982,000	$21,374,000
Interest on deposits with other banks	13,000	4,000	52,000
Interest and dividends on investments (includes tax-exempt income of $3,361,000 in 2005, $1,802,000 in 2004, and $1,585,000 in 2003)	7,795,000	6,542,000	6,114,000
Total interest and dividend income	50,431,000	30,528,000	27,540,000
Interest expense
Interest on deposits	13,489,000	5,175,000	5,820,000
Interest on borrowed funds	5,359,000	3,849,000	3,976,000
Total interest expense	18,848,000	9,024,000	9,796,000
Net interest income	31,583,000	21,504,000	17,744,000
Provision for loan losses	200,000	880,000	907,000
Net interest income after provision for loan losses	31,383,000	20,624,000	16,837,000
Non-interest income
Fiduciary and investment management income	1,686,000	874,000	773,000
Service charges on deposit accounts	2,438,000	1,177,000	1,110,000
Mortgage origination and servicing income	616,000	419,000	930,000
Other operating income	4,294,000	2,197,000	2,335,000
Total non-interest income	9,034,000	4,667,000	5,148,000
Non-interest expense
Salaries and employee benefits	11,099,000	7,071,000	6,017,000
Occupancy expense	1,395,000	850,000	772,000
Furniture and equipment expense	2,136,000	1,431,000	1,339,000
Amortization of core deposit intangible	271,000	-	-
Other operating expenses	7,617,000	4,019,000	3,472,000
Total non-interest expense	22,518,000	13,371,000	11,600,000
Income before income taxes	17,899,000	11,920,000	10,385,000
Income tax expense	5,056,000	3,411,000	2,958,000
Net income	$12,843,000	$ 8,509,000	$ 7,427,000
Earnings per common share:
Basic earnings per share	$ 1.32	$ 1.16	$ 1.02
Diluted earnings per share	1.30	1.14	1.00
Cash dividends declared per share	0.53	0.45	0.38
Weighted average number of shares outstanding	9,745,456	7,330,434	7,266,669
Incremental shares	114,751	149,721	195,042
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

First National Lincoln Corporation and Subsidiary

					Net
	Number				unrealized
	of				gain on
	common		Additional		securities		Total
	shares	Common	paid-in	Retained	available	Treasury	Shareholders'
	outstanding	stock	capital	earnings	for sale	stock	equity
Balance at December 31, 2002	7,244,079	$74,000	$4,650,000	$38,322,000	$2,170,000	$(2,521,000)	$42,695,000
Net income	-	-	-	7,427,000	-	-	7,427,000
Net unrealized gain on securities available for sale, net of taxes of $168,000	-	-	-	-	327,000	-	327,000
Comprehensive income	-	-	-	7,427,000	327,000	-	7,754,000
Cash dividends declared	-	-	-	(2,761,000)	-	-	(2,761,000)
Payment to repurchase common stock	(44,271)	-	-	-	-	(605,000)	(605,000)
Proceeds from sale of common stock	64,332	-	-	-	-	635,000	635,000
Balance at December 31, 2003	7,264,140	74,000	4,650,000	42,988,000	2,497,000	(2,491,000)	47,718,000
Net income	-	-	-	8,509,000	-	-	8,509,000
Net unrealized loss on securities available for sale, net of tax benefit of $277,000	-	-	-	-	(538,000)	-	(538,000)
Comprehensive income	-	-	-	8,509,000	(538,000)	-	7,971,000
Cash dividends declared	-	-	-	(3,292,000)	-	-	(3,292,000)
Payment to repurchase common stock	(25,543)	-	-	-	-	(404,000)	(404,000)
Proceeds from sale of common stock	118,239	-	(625,000)	-	-	1,447,000	822,000
Retirement of treasury stock	-	-	(52,000)	(1,396,000)	-	1,448,000	-
Balance at December 31, 2004	7,356,836	74,000	3,973,000	46,809,000	1,959,000	-	52,815,000
Net income	-	-	-	12,843,000	-	-	12,843,000
Net unrealized loss on securities available for sale, net of tax benefit of $631,000	-	-	-	-	(1,225,000)	-	(1,225,000)
Comprehensive income	-	-	-	12,843,000	(1,225,000)	-	11,618,000
Cash dividends declared	-	-	-	(5,212,000)	-	-	(5,212,000)
Payment to repurchase common stock	(176,247)	(2,000)	(3,030,000)	-	-	-	(3,032,000)
Proceeds from sale of common stock	187,590	2,000	1,414,000	-	-	-	1,416,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	461,000	-	-	461,000
Acquisition of FNB Bankshares	2,464,598	25,000	45,361,000	-	-	-	45,386,000
Balance at December 31, 2005	9,832,777	$99,000	$47,718,000	$54,901,000	$734,000	-	$103,452,000
Share and per share data have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend payable June 1, 2004, to shareholders of record on May 12, 2004
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

First National Lincoln Corporation and Subsidiary

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$12,843,000	$8,509,000	$7,427,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,469,000	1,009,000	966,000
Deferred income taxes	392,000	(3,000)	-
Provision for loan losses	200,000	880,000	907,000
Loans originated for resale	(24,524,000)	(15,375,000)	(53,859,000)
Proceeds from sales of loans	25,115,000	16,357,000	55,490,000
Net loss (gain) on sale of other real estate owned	-	4,000	(24,000)
Net change in other assets and accrued interest receivable	(2,721,000)	100,000	(896,000)
Net change in other liabilities	2,257,000	455,000	243,000
Net amortization of premiums on investments	68,000	88,000	458,000
Net acquisition amortization	319,000	-	-
Net cash provided by operating activities	15,418,000	12,024,000	10,712,000
Cash flows from investing activities:
Proceeds from maturities, payments and calls of securities available for sale	4,723,000	6,245,000	15,364,000
Proceeds from maturities, payments and calls of securities to be held to maturity	22,590,000	48,494,000	27,606,000
Proceeds from sales of other real estate owned	-	47,000	228,000
Purchases of securities available for sale	(7,423,000)	(1,529,000)	(15,987,000)
Purchases of securities to be held to maturity	(52,405,000)	(44,251,000)	(41,562,000)
Net increase in loans	(109,943,000)	(79,803,000)	(67,228,000)
Capital expenditures	(1,353,000)	(974,000)	(2,229,000)
Cash for acquisition, net of cash received	3,493,000	-	-
Net cash used in investing activities	(140,318,000)	(71,771,000)	(83,808,000)
Cash flows from financing activities:
Net increase in demand deposits, savings, and money market accounts	30,102,000	11,838,000	12,178,000
Net increase (decrease) in certificates of deposit	121,383,000	(1,071,000)	12,675,000
Advances on long-term borrowings	-	8,215,000	30,000,000
Repayments on long-term borrowings	(47,118,000)	(27,331,000)	(28,000,000)
Net increase in short-term borrowings	38,088,000	68,500,000	42,457,000
Payments to repurchase common stock	(3,032,000)	(404,000)	(605,000)
Proceeds from sale of common stock	1,416,000	822,000	635,000
Dividends paid	(4,727,000)	(3,139,000)	(2,663,000)
Net cash provided by financing activities	136,112,000	57,430,000	66,677,000
Net increase (decrease) in cash and cash equivalents	11,212,000	(2,317,000)	(6,419,000)
Cash and cash equivalents at beginning of year	14,770,000	17,087,000	23,506,000
Cash and cash equivalents at end of year	$25,982,000	$14,770,000	17,087,000
Interest paid	$18,386,000	$ 9,086,000	$10,148,000
Income taxes paid	4,957,000	3,529,000	2,756,000
Non-cash transactions:
Non-cash assets acquired with common stock	254,984,000	-	-
Less liabilities assumed	213,091,000	-	-
Net change in unrealized gain on securities available for sale	1,856,000	(815,000)	495,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Nature of Operations

First National Lincoln Corporation (the Company) through its wholly-owned subsidiary, The First, N.A. (the Bank), provides a full range of banking services to individual and corporate customers from fourteen offices in Mid-Coast and Down East Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services. First Advisors has four offices in Mid-Coast and Down East Maine.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, and goodwill.

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

Goodwill & Identified Intangible Assets

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2005 was $271,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits which were acquired. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company.

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

Post-Retirement Benefits

The cost of providing post-retirement benefits is accrued during the active service period of the employee or director.

Segments

First National Lincoln Corporation, through the branches of its subsidiary, The First, N.A., provides a broad range of financial services to individuals and companies in Mid-Coast and Down East Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

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

For the years ended December 31,	2005	2004	2003
Net income
As reported	$ 12,843,000	$ 8,509,000	7,427,000
Value of option grants, net of tax	115,000	-	-
Pro forma	$ 12,728,000	$ 8,509,000	7,427,000
Basic earnings per share
As reported	$ 1.32	$ 1.16	1.02
Value of option grants, net of tax	0.01	-	-
Pro forma	$ 1.31	$ 1.16	1.02
Diluted earnings per share
As reported	$ 1.30	$ 1.14	1.00
Value of option grants, net of tax	0.01	-	-
Pro forma	$ 1.29	$ 1.14	1.00

The fair market value of options granted, net of tax, was $115,000 in 2005. No options were granted in 2004 or 2003. The weighted average fair market value of options granted was $4.21 in 2005. The fair market value in 2005 is estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 24.41%, and an expected life of 10 years.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2005 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $5,452,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2005 and 2004:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2005	Cost	Gains	Losses	(Estimated)
Securities available for sale:
U.S. Treasury and agency	$9,161,000	$ -	$(60,000)	$9,101,000
Mortgage-backed securities	1,943,000	39,000	(2,000)	1,980,000
State and political subdivisions	11,340,000	442,000	-	11,782,000
Corporate securities	19,675,000	1,193,000	(515,000)	20,353,000
Federal Home Loan Bank stock	10,294,000	-	-	10,294,000
Federal Reserve Bank stock	653,000	-	-	653,000
Other equity securities	565,000	19,000	(4,000)	580,000
	$53,631,000	$1,693,000	$(581,000)	$54,743,000
Securities to be held to maturity:
U.S. Treasury and agency	$42,274,000	$88,000	$(495,000)	$41,867,000
Mortgage-backed securities	33,670,000	100,000	(697,000)	33,073,000
State and political subdivisions	44,685,000	526,000	(221,000)	44,990,000
Corporate securities	8,609,000	24,000	-	8,633,000
	$129,238,000	$ 738,000	$(1,413,000)	$128,563,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2004	Cost	Gains	Losses	(Estimated)
Securities available for sale:
U.S. Treasury and agency	$ 3,000,000	$ -	$ (57,000)	$ 2,943,000
Mortgage-backed securities	3,524,000	82,000	(4,000)	3,602,000
State and political subdivisions	13,550,000	690,000	-	14,240,000
Corporate securities	20,536,000	2,232,000	(3,000)	22,765,000
Federal Home Loan Bank stock	7,696,000	-	-	7,696,000
Federal Reserve Bank stock	53,000	-	-	53,000
Other equity securities	565,000	32,000	(4,000)	593,000
	$ 48,924,000	$3,036,000	$ (68,000)	$ 51,892,000
Securities to be held to maturity:
U.S. Treasury and agency	$ 26,529,000	$ 288,000	$ (77,000)	$ 26,740,000
Mortgage-backed securities	16,607,000	164,000	(312,000)	16,459,000
State and political subdivisions	24,196,000	729,000	(121,000)	24,804,000
Corporate securities	7,603,000	-	(5,000)	7,598,000
	$ 74,935,000	$1,181,000	$ (515,000)	$ 75,601,000

The following table summarizes the contractual maturities of investment securities at December 31, 2005:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,027,000	$2,057,000	$5,994,000	$5,990,000
Due in 1 to 5 years	13,496,000	14,211,000	6,560,000	6,533,000
Due in 5 to 10 years	18,458,000	18,730,000	27,223,000	27,008,000
Due after 10 years	8,138,000	8,218,000	89,461,000	89,032,000
Equity securities	11,512,000	11,527,000	-	-
	$53,631,000	$54,743,000	$129,238,000	$128,563,000

At December 31, 2005, securities with a fair value of $155,156,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $103,296,000, as of December 31, 2004 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. There were no realized gains or losses in 2005, 2004, or 2003.

Management reviews securities with unrealized losses for other than temporary impairment. Federal Home Loan Bank stock and Federal Reserve Bank stock have been evaluated for impairment. As of December 31, 2005, there were 123 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 12 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment. Information regarding securities temporarily impaired as of December 31, 2005 and 2004 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2005	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$37,022,000	$(409,000)	$6,854,000	$(146,000)	$43,876,000	$(555,000)
Mortgage-backed securities	22,454,000	(367,000)	9,383,000	(332,000)	31,837,000	(699,000)
State and political subdivisions	18,521,000	(142,000)	824,000	(79,000)	19,345,000	(221,000)
Corporate securities	2,118,000	(513,000)	475,000	(2,000)	2,593,000	(515,000)
Other equity securities	84,000	(4,000)	-	-	84,000	(4,000)
	$80,199,000	$(1,435,000)	$17,536,000	$(559,000)	$97,735,000	$(1,994,000)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2004	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$12,990,000	$ (134,000)	$ -	$ -	$ 12,990,000	$ (134,000)
Mortgage-backed securities	14,757,000	(303,000)	655,000	(13,000)	15,412,000	(316,000)
State and political subdivisions	3,052,000	(121,000)	-	-	3,052,000	(121,000)
Corporate securities	473,000	(8,000)	-	-	473,000	(8,000)
Other equity securities	473,000	(4,000)	-	-	473,000	(4,000)
	$31,745,000	$ (570,000)	$ 655,000	$ (13,000)	$ 32,400,000	$ (583,000)

Note 4. Loan Servicing

At December 31, 2005 and 2004, the Bank serviced loans for others totaling $164,226,000 and $90,944,000, respectively. Net gains from the sale of loans totaled $300,000 in 2005, $201,000 in 2004, and $550,000 in 2003.

In 2005, mortgage servicing rights of $1,074,000 were capitalized or acquired, and amortization for the year totaled $669,000. After deducting for an impairment reserve of $6,000 at December 31, 2005, mortgage servicing rights had a fair value of $1,109,000, which is included in other assets. In 2004, mortgage servicing rights of $234,000 were capitalized, and amortization for the year totaled $250,000. After deducting for an impairment reserve of $132,000 at December 31, 2004, mortgage servicing rights had a fair value of $577,000, which is included in other assets.

Note 5. Loans

The following table shows the composition of the Company's loan portfolio as of December 31, 2005 and 2004:

As of December 31,	2005	2004
Real estate loans
Residential	$ 390,995,000	$ 278,879,000
Commercial	79,135,000	47,082,000
Commercial and industrial loans	233,806,000	110,811,000
State and municipal loans	20,270,000	13,724,000
Consumer loans	39,135,000	26,769,000
Residential construction loans	8,997,000	1,067,000
Total loans	$ 772,338,000	$ 478,332,000

Loan balances include net deferred loan costs of $1,125,000 in 2005 and $1,026,000 in 2004. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $286,522,000 and $239,278,000 in 2005 and 2004, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

At December 31, 2005 and 2004, loans on non-accrual status totaled $3,095,000 and $1,613,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $202,000 for 2005, $189,000 for 2004, and $85,000 for 2003. Loans past due greater than 90 days which are accruing interest totaled $402,000 at December 31, 2005 and $281,000 at December 31, 2004. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Transactions in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

For the years ended December 31,	2005	2004	2003
Balance at beginning of year	$ 4,714,000	$ 4,200,000	3,700,000
Acquisition of FNB Bankshares	2,066,000
Provision charged to operating expenses	200,000	880,000	907,000
	6,980,000	5,080,000	4,607,000
Loans charged off	(1,052,000)	(440,000)	(555,000)
Recoveries on loans	158,000	74,000	148,000
Net loans charged off	(894,000)	(366,000)	(407,000)
Balance at end of year	$ 6,086,000	$ 4,714,000	4,200,000

Information regarding impaired loans is as follows:

As of December 31,	2005	2004	2003
Average investment in impaired loans	$ 2,690,000	$ 1,617,000	1,222,000
Interest income recognized on impaired loans, all on cash basis	56,000	39,000	11,000

As of December 31,	2005	2004
Balance of impaired loans	$ 3,081,000	$ 1,601,000
Less portion for which no allowance for loan losses is allocated	(2,072,000)	(913,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$ 1,009,000	$688,000
Portion of allowance for loan losses allocated to the impaired loan balance	$ 392,000	$228,000

Loans to directors, officers and employees totaled $28,468,000 at December 31, 2005 and $17,750,000 at December 31, 2004. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2005	2004
Balance at beginning of year	$ 10,539,000	$ 9,048,000
New loans	14,471,000	3,112,000
Repayments	(7,994,000)	(1,621,000)
Balance at end of year	$ 17,016,000	$ 10,539,000

Note 6. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2005	2004
Land	$ 3,784,000	$ 1,608,000
Land improvements	602,000	556,000
Buildings	12,186,000	7,462,000
Equipment	11,206,000	8,768,000
	27,778,000	18,394,000
Less accumulated depreciation	11,066,000	9,333,000
	$ 16,712,000	$ 9,061,000

Note 7. Goodwill

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

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company's stock for the 30-day period ending January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was $2.6 million.

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

The transaction was accounted for as a purchase and, accordingly, the operations of FNB are included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired equaled $27,835,000 and was recorded as goodwill, none of which is expected to be deductible for tax purposes. During the fourth quarter of 2005, this amount was reduced $276,000, net of tax, as a result of pending changes in employment continuity agreements with FNB employees who became employees of the Bank, which resulted in lower reserves for the these agreements. Goodwill related to the core deposit intangible is being amortized over its expected economic life, and remaining goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Note 8. Income Taxes

The current and deferred components of income tax expense were as follows:

For the years ended December 31,	2005	2004	2003
Federal income tax:
Current	$4,452,000	$ 3,278,000	$ 2,838,000
Deferred	392,000	(3,000)	-
	4,844,000	3,275,000	2,838,000
State franchise tax	212,000	136,000	120,000
	$5,056,000	$ 3,411,000	$ 2,958,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2005	2004	2003
Expected tax expense	$6,265,000	$ 4,053,000	$ 3,531,000
Non-taxable income	(1,168,000)	(734,000)	(651,000)
State franchise tax, net of federal tax benefit	139,000	90,000	79,000
Other	(180,000)	2,000	(1,000)
	$5,056,000	$ 3,411,000	$ 2,958,000

Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2005 and 2004 are as follows:

	2005	2004
Allowance for loan losses	$1,969,000	$1,501,000
Assets related to FNB acquisition	342,000	-
Accrued pension and post-retirement	756,000	288,000
Total deferred tax asset	3,067,000	1,789,000
Net deferred loan costs	(498,000)	(400,000)
Depreciation	(1,460,000)	(215,000)
Unrealized gain on securities available for sale	(373,000)	(1,009,000)
Mortgage servicing rights	(346,000)	(163,000)
Core deposit intangible	(897,000)	-
Liabilities related to FNB acquisition	(219,000)	-
Other assets and liabilities, net	(108,000)	(184,000)
Total deferred tax liability	(3,901,000)	(1,971,000)
Net deferred tax liability	$(834,000)	$(182,000)

No valuation allowance is deemed necessary for the deferred tax asset.

Note 9. Certificates of Deposit

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

2006	$ 232,953,000
2007	50,331,000
2008	8,316,000
2009	5,226,000
2010	8,660,000
Total	$ 305,486,000

Interest on certificates of deposit of $100,000 or more was $4,829,000, $1,732,000, and $1,834,000 in 2005, 2004 and 2003, respectively.

Note 10. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.

Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2005, the Bank's total FHLB borrowing capacity was $228,103,000, of which $47,532,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2005 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily.

Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $10.0 million in credit lines with correspondent banks which are currently not in use.

Borrowed funds at December 31, 2005 and 2004 have the following range of interest rates and maturity dates:

As of December 31, 2005
Federal Home Loan Bank Advances
2006	1.85%	-	4.38%	$140,865,000
2007	3.99%	-	4.47%	12,000,000
2009		-	4.98%	2,000,000
2010	4.95%	-	5.41%	15,000,000
2011 and thereafter		-	4.50%	2,782,000
				172,647,000
Treasury Tax & Loan Notes (rate at December 31, 2005 was 4.00%)			variable	2,691,000
Repurchase agreements
Municipal and commercial customers	1.98%		4.40%	39,851,000
				$215,189,000

As of December 31, 2004
Federal Home Loan Bank Advances
2005	1.48%	-	2.32%	$102,241,000
2006	1.85%	-	2.04%	5,000,000
2007	1.37%	-	4.47%	17,000,000
2009 and thereafter	3.93%	-	5.41%	27,713,000
				151,954,000
Treasury Tax & Loan Notes (rate at December 31, 2004 was 1.90%)			variable	392,000
Repurchase agreements
Municipal and commercial customers	0.80%	-	2.25%	49,860,000
Broker			2.59%	5,000,000
				$207,206,000

Note 11. Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 50.0% of their compensation (not to exceed $12,000 if under age 50 and $14,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2005, 2.5% in 2004, and 2.5% in 2003. The expense related to the 401(k) plan was $298,000, $220,000, and $217,000 in 2005, 2004, and 2003, respectively.

Supplemental Retirement Plan

The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $166,000 in 2005, $147,000 in 2004, and $135,000 in 2003. As of December 31, 2005 and 2004, the accrued liability of this plan was $967,000 and $839,000, respectively.

Post-Retirement Benefit Plans

The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees. The Bank also provides health insurance for retired directors. None of these plans are pre-funded. The Bank elected to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period. During 2005, the benefit obligation increased $1,189,000 as a result of the FNB merger.

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

During 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP addresses employers' accounting for the effects of the Act and was effective for the Company in 2004. The accounting for the Act will depend on the Company's assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of applying the FSP is not known.

The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

As of December 31,	2005	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$ 531,000	$ 542,000	$ 415,000
Service cost	11,000	4,000	6,000
Interest cost	119,000	33,000	35,000
Benefits paid	(121,000)	(45,000)	(41,000)
Plan change from FNB Bankshares acquisition	1,189,000	-	-
Actuarial (gain) loss	(24,000)	(3,000)	127,000
Benefit obligation at end of year	$1,705,000	$ 531,000	$ 542,000
Funded status
Benefit obligation at end of year	$(1,705,000)	$ (531,000)	$ (542,000)
Unamortized prior service cost	(11,000)	(14,000)	(11,000)
Unamortized net actuarial loss	56,000	40,000	48,000
Unrecognized transition obligation	208,000	237,000	266,000
Accrued benefit cost	$(1,452,000)	$ (268,000)	$ (239,000)

For the years ended December 31,	2005	2004	2003
Components of net periodic benefit cost
Service cost	$ 11,000	$ 4,000	$ 6,000
Interest cost	119,000	33,000	35,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service cost	(3,000)	3,000	3,000
Amortization of accumulated losses	6,000	5,000	4,000
Net periodic benefit cost	$ 162,000	$ 74,000	$ 77,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2006 is $128,000. For years ending 2007 through 2010 the estimated amount of benefits to be paid is $152,000 per year, and the total estimated amount of benefits to be paid for years ended 2011 through 2015 is $1,032,000. Plan expense for 2006 is estimated to be $175,000.

Note 12. Shareholders' Equity

The Company has reserved 480,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2005, 410,719 shares had been issued pursuant to these plans, leaving 69,281 shares available for future use. The issuance price is based on the market price of the stock at issuance date.

Sales of stock to directors and employees amounted to 36,727 shares in 2005, 16,950 shares in 2004 and 25,473 shares in 2003.

In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2005, 74,881 shares have been issued, leaving 525,119 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 13,633 shares in 2005, 15,186 shares in 2004 and 18,525 shares in 2003.

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

The following table sets forth the status of the plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	314,400	$ 4.29
Exercised in 2003	(19,800)	2.53
Balance at December 31, 2003	294,600	4.41
Exercised in 2004	(86,100)	3.41
Forfeited in 2004	(3,000)	6.17
Balance at December 31, 2004	205,500	4.81
Granted in 2005	42,000	18.00
Assumed in 2005	95,479	3.80
Exercised in 2005	(137,229)	3.94
Balance at December 31, 2005	205,750	$ 7.61

The number and weighted average exercise price of exercisable options as of December 31, 2005, 2004 and 2003 are shown in the following table.

As of December 31,	2005	2004	2003
Number of options	147,250	181,500	221,100
Weighted average exercise price	$4.46	$4.37	$3.37

The range of exercise prices for outstanding and exercisable stock options at December 31, 2005 was as follows:

As of December 31, 2005	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Options Outstanding
$2.13 to $5.00	91,750	1.7	$3.29
$5.01 to $10.00	72,000	4.4	7.06
$10.01 to $15.00	-	-	-
$15.01 to $18.00	42,000	9.1	18.00
	205,750	4.1	$7.61
Options Exercisable
$2.13 to $5.00	91,750	1.7	$3.29
$5.01 to $10.00	55,500	3.9	6.39
$10.01 to $15.00	-	-	-
$15.01 to $18.00	-	-	-
	147,250	2.5	$4.46

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

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2005, 2004 or 2003.

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

As of December 31,	2005	2004
Unused lines, collateralized by residential real estate	$ 68,062,000	$ 41,049,000
Other unused commitments	62,979,000	31,932,000
Standby letters of credit	1,486,000	41,000
Commitments to extend credit	16,060,000	11,652,000

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

Note 14. Earnings Per Share

The following tables provide detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2005
Net income as reported	$12,843,000
Basic EPS: Income available to common shareholders	12,843,000	9,745,456	$ 1.32
Effect of dilutive securities: incentive stock options		114,751
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,843,000	9,860,207	$ 1.30
For the year ended December 31, 2004
Net income as reported	$ 8,509,000
Basic EPS: Income available to common shareholders	8,509,000	7,330,434	$ 1.16
Effect of dilutive securities: incentive stock options		149,721
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 8,509,000	7,480,155	$ 1.14
For the year ended December 31, 2003
Net income as reported	$ 7,427,000
Basic EPS: Income available to common shareholders	7,427,000	7,266,669	$ 1.02
Effect of dilutive securities: incentive stock options		195,042
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 7,427,000	7,461,711	$ 1.00

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

The estimated fair values for the Company's financial instruments as of December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$ 25,982,000	25,982,000	$14,770,000	14,770,000
Securities available for sale	54,743,000	54,743,000	51,892,000	51,892,000
Securities to be held to maturity	129,238,000	128,563,000	74,935,000	75,601,000
Loans (net of allowance for loan losses)	766,252,000	759,244,000	473,618,000	474,199,000
Cash surrender value of life insurance	8,212,000	8,212,000	4,793,000	4,793,000
Accrued interest receivable	5,005,000	5,005,000	2,791,000	2,791,000
Financial liabilities
Deposits	$713,964,000	676,462,000	$369,844,000	370,100,000
Borrowed funds	215,189,000	216,554,000	207,206,000	206,220,000
Accrued interest payable	937,000	937,000	476,000	476,000

Note 16. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2005	2004	2003
Other operating income
Merchant discount fees	$ 2,250,000	$ 1,039,000	$ 988,000
ATM income	684,000
Other operating expense
Merchant interchange fees	2,278,000	898,000	889,000

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2006 will be 2006 earnings plus retained earnings of $9,834,000 from 2005 and 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

			To be
			well-capitalized
		For capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions
As of December 31, 2005
Tier 2 capital to	$76,963,000	$55,664,000	$69,581,000
risk-weighted assets	11.05%	8.00%	10.00%
Tier 1 capital to	$70,877,000	$27,832,000	$41,748,000
risk-weighted assets	10.18%	4.00%	6.00%
Tier 1 capital to	$70,877,000	$38,890,000	$48,612,000
average assets	7.28%	4.00%	5.00%
As of December 31, 2004
Tier 2 capital to	$52,491,000	$34,596,000	$43,245,000
risk-weighted assets	12.14%	8.00%	10.00%
Tier 1 capital to	$47,777,000	$17,298,000	$25,947,000
risk-weighted assets	11.05%	4.00%	6.00%
Tier 1 capital to	$47,777,000	$25,118,000	$31,398,000
average assets	7.61%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

			To be
			well-capitalized
		For capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions
As of December 31, 2005
Tier 2 capital to	81,019,000	55,694,000	n/a
risk-weighted assets	11.61%	8.00%	n/a
Tier 1 capital to	74,933,000	27,847,000	n/a
risk-weighted assets	10.74%	4.00%	n/a
Tier 1 capital to	74,933,000	39,149,000	n/a
average assets	7.66%	4.00%	n/a
As of December 31, 2004
Tier 2 capital to	$55,118,000	34,697,000	n/a
risk-weighted assets	12.71%	8.00%	n/a
Tier 1 capital to	$50,404,000	17,348,000	n/a
risk-weighted assets	11.62%	4.00%	n/a
Tier 1 capital to	$50,404,000	25,118,000	n/a
average assets	8.02%	4.00%	n/a

Note 18. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2005	2004
Assets
Cash and cash equivalents	$1,087,000	$ 1,651,000
Dividends receivable	400,000	900,000
Investments	445,000	459,000
Investment in subsidiary	74,340,000	50,188,000
Premises and equipment	226,000	228,000
Goodwill	27,559,000	125,000
Other assets	1,669,000	170,000
Total assets	$105,726,000	$ 53,731,000
Liabilities and shareholders' equity
Dividends payable	$1,374,000	$ 884,000
Other liabilities	900,000	32,000
Total liabilities	2,274,000	916,000
Shareholders' equity
Common stock	99,000	74,000
Additional paid-in capital	47,718,000	3,973,000
Retained earnings	55,625,000	48,749,000
Net unrealized gains on available-for-sale securities	10,000	19,000
Total shareholders' equity	103,452,000	52,815,000
Total liabilities and shareholders' equity	$105,726,000	$ 53,731,000

Statements of Income

For the years ended December 31,	2005	2004	2003
Investment income	$ 33,000	$ 56,000	60,000
Other expense	58,000	74,000	63,000
Loss before Bank earnings	(25,000)	(18,000)	(3,000)
Equity in earnings of Bank
Remitted	7,400,000	3,276,000	2,825,000
Unremitted	5,468,000	5,251,000	4,605,000
Net income	$12,843,000	$ 8,509,000	7,427,000

Statements of Cash Flows

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$12,843,000	$ 8,509,000	7,427,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,000	2,000	2,000
(Increase) decrease in other assets	(999,000)	(83,000)	328,000
Increase in other liabilities	1,749,000	19,000	-
Unremitted earnings of Bank	(5,468,000)	(5,251,000)	(4,605,000)
Net cash provided by operating activities	8,127,000	3,196,000	3,152,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	-	250,000	75,000
Net cash used in acquisition	(2,348,000)	-	-
Capital expenditures	-	-	(232,000)
Net cash provided by (used in) investing activities	(2,348,000)	250,000	(157,000)
Cash flows from financing activities:
Payments to purchase common stock	(3,032,000)	(404,000)	(605,000)
Proceeds from sale of common stock	1,416,000	822,000	635,000
Dividends paid	(4,727,000)	(3,135,000)	(2,663,000)
Net cash used in financing activities	(6,343,000)	(2,717,000)	(2,633,000)
Net increase (decrease) in cash and cash equivalents	(564,000)	729,000	362,000
Cash and cash equivalents at beginning of year	1,651,000	922,000	560,000
Cash and cash equivalents at end of year	$1,087,000	$ 1,651,000	922,000

  Note 19. Pro-Forma Financial Information

On August 25, 2004, the Company entered into an agreement to acquire FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. This acquisition was completed on January 14, 2005, and in the tables which follow, pro forma financial information is presented.

The pro forma balance sheets in the following table show how the financial position of the Company would have been presented if the transaction had closed prior to December 31, 2004. The adjustments show the effect of recording all assets and liabilities acquired to current fair value as well as the amount of identified intangibles. The excess of purchase price over the fair value of net tangible and intangible assets acquired is recorded as goodwill.

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$ 25,982,000	$ 22,777,000
Investments	183,981,000	154,081,000
Loans held for sale (fair value approximates cost)	-	179,000
Loans	772,338,000	664,164,000
Less: allowance for loan losses	6,086,000	6,719,000
Net loans	766,252,000	657,445,000
Bank premises and equipment	16,712,000	16,561,000
Goodwill	27,684,000	27,559,000
Other assets	21,598,000	18,302,000
Total Assets	$ 1,042,209,000	$ 896,904,000
Liabilities & Shareholders' Equity
Deposits	$ 713,964,000	$ 559,277,000
Borrowed funds	215,189,000	228,210,000
Other liabilities	9,604,000	8,917,000
Total Liabilities	938,757,000	796,404,000
Shareholders' Equity	103,452,000	100,500,000
Total Liabilities & Shareholders' Equity	$ 1,042,209,000	$ 896,904,000

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

	For the years ended December 31,
	2005	2004
Interest income	$ 50,812,000	$ 41,356,000
Interest expense	18,956,000	11,304,000
Net interest income	31,856,000	30,052,000
Provision for loan losses	200,000	1,060,000
Net interest income after provision for loan losses	31,656,000	28,992,000
Other operating income	9,179,000	8,748,000
Other operating expenses	23,212,000	22,831,000
Income before income taxes	17,622,000	14,909,000
Applicable income taxes	4,954,000	4,163,000
Net income	$ 12,668,000	$ 10,746,000
Operating Statistics
Basic earnings per share	$ 1.30	$ 1.10
Diluted earnings per share	$ 1.28	$ 1.08
Cash dividends declared per share	$0.530	$0.448
Dividend payout ratio	40.77%	39.14%
Return on average assets	1.32%	1.31%
Return on average equity	12.72%	16.47%
Return on average tangible equity	17.41%	16.51%
Efficiency ratio (tax equivalent)	53.97%	55.98%

Report of Independent Registered Public Accounting Firm

Berry, Dunn, McNeil & Parker

The Board of Directors and Shareholders

First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First National Lincoln Corporation and Subsidiary's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine

March 15, 2006

ITEM 9. Changes in and/or Disagreements with Accountants

on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2005, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Management's Annual Report on Internal Control over Financial Reporting

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal control and a business culture that foster financial integrity and accurate reporting. The Company's comprehensive system of internal control over financial reporting was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of the Company's Board of Directors, including the Board of Directors' Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2005. The standard measures adopted by management in making its evaluation are the measures in Internal Control -- Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO"). Based upon its review and evaluation, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management's assessment of the Company's internal control over financial reporting which follows this report.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Lincoln Corporation

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that First National Lincoln Corporation ("Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Lincoln Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First National Lincoln Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Lincoln Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First National Lincoln Corporation as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended, and our report dated March 15, 2006 expressed an unqualified opinion.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 15, 2006

ITEM 9B. Other Information

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

The following are nominees for three-year terms as Director Expiring in 2009 as proposed by the Nominating Committee of the Board of Directors:

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

Tony C. McKim joined the Company as Executive Vice President, Chief Operating Officer and as a member of the Board of Directors of the Company and the Bank upon completion of the mergers of FNB Bankshares and The First National Bank of Bar Harbor into the Company and the Bank, respectively, on January 14, 2005. Prior to the merger, Mr. McKim was President and Chief Executive Officer of FNB and its subsidiary. Mr. McKim is involved in several local associations including Camp Beech Cliff, Maine Seacoast Mission, Jackson Laboratory, the Acadian Football League and Maine Bankers Association.

Directors Continuing in Office:

The following Directors' terms will expire in 2007:

Randy A. Nelson has served as a Director of the Company and the Bank since 2004. He currently is the Douglas Professor of Economics and Finance at Colby College, where he teaches corporate finance and economics. Prior to joining the faculty of Colby in 1987, he taught for eight years in the business school at the University of Delaware.

Mark N. Rosborough has served as a Director of the Company and the Bank since completion of the mergers of FNB and its subsidiary into the Company and the Bank, respectively, on January 14, 2005. Prior to the merger, Mr. Rosborough served as Chairman of the Board of Directors of FNB and its subsidiary. Mr. Rosborough is President of J. T. Rosborough Insurance Agency and Hancock Travel. He is also a partner in Rosborough Leasing, Rosborough Rentals, Penrose, 3 Dummies and TISA. He is past member of the Ellsworth City Counsel, serves on the advisory counsel for two major insurance carriers as well as the Ellsworth Chamber of Commerce and the American Red Cross for Hancock and Waldo Counties.

Stuart G. Smith has served as a Director of the Company and the Bank since 1997. A resident of Camden, he and his wife, Marianne, own and operate Maine Sport Outfitters in Rockport, and the Lord Camden Inn and Bayview Landing in Camden, Maine. Mr. Smith is also on the board and part owner of the Mid Coast Recreation Center in Rockport, an indoor tennis and ice skating facility, and is a member and part owner in Breakwater Marketplace in Rockland.

The following Directors' terms will expire in 2008:

Katherine M. Boyd has served as a Director of the Company and the Bank since 1993. A resident of Boothbay Harbor, she owns the Boothbay Region Greenhouses with her husband. Ms. Boyd serves as President of the Boothbay Region YMCA.

Carl S. Poole, Jr. has served as a Director of the Company since its organization in 1985 and has served as a Director of the Bank since 1984. Mr. Poole was President, Secretary and Treasurer of Poole Brothers Lumber, a lumber and building supply company with locations in Damariscotta, Pemaquid and Boothbay Harbor, Maine until the sale of the company in October 2005.

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

Bruce B. Tindal has served as a Director of the Company and the Bank since 1999. Mr. Tindal has been a licensed real estate broker since 1974. Mr. Tindal formed and is owner of Tindal & Callahan Real Estate in Boothbay Harbor, which has been in operation since 1985. He currently serves on the Board of Directors of the St. Andrews Village Association, a subsidiary of St. Andrews Hospital. Mr. Tindal is also a member of the National Association of Realtors, Council of Residential Specialists, Real Estate Buyers Agent Council and the Boothbay Harbor Rotary Club.

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

About the Board of Directors and Its Committees

First National Lincoln Corporation has a Board comprised of ten directors. During 2005 there were 12 regular Board meetings and one Annual Meeting. All directors attended at least 75% of Board meetings and meetings held by Committees of which they were members in 2005, and the aggregate attendance at Board and Committee meetings by all members of the Board of Directors in 2005 was in excess of 90%. All Directors are expected to attend the Annual Meeting of Shareholders, and all Directors were in attendance at the 2005 Annual Meeting.

Audit Committee. The members of the Company's Audit Committee are David B. Soule, Jr., Chairman, Randy A. Nelson and Mark N. Rosborough. This committee met five times during 2005. The Company's Audit Committee receives and reviews reports on examinations and accounting audits of the Company, and works to ensure the adequacy of operating practices, procedures and controls. The Company's Board of Directors has adopted a written charter for the Company's Audit Committee, which was published in the Company's 2004 Annual Proxy Statement.

Options Committee. The members of the Company's Options Committee are Stuart G. Smith-Chair, Carl S. Poole, Jr., Mark N. Rosborough and Bruce B. Tindal. This committee met once during 2005. The Company's Options Committee is responsible for administering the 1995 Stock Option Plan which provides for grants of incentive stock options to purchase Company common stock.

Nominating Committee. The members of the Company's Nominating Committee are Stuart G. Smith-Chair, Carl S. Poole, Jr. and Mark N. Rosborough. This committee met once during 2005. The Company's Nominating Committee is responsible for the nomination of Board of Director members, establishing the tenure and the retirement policies for members of the Board of Directors and reviewing the Board of Directors' overall effectiveness. Each of the members of the Nominating Committee is independent as defined under the listing standards of the NASDAQ stock market.

Compensation Committee. The Company's Compensation Committee is a standing committee of the Bank's Board of Directors since all executive compensation is paid by the Bank. The Committee consists of Stuart G. Smith-Chair, Carl S. Poole, Jr., Mark N. Rosborough and Bruce B. Tindal. This committee met twice during 2005. None of the members of this committee served on a similar committee for any other company. The function of this committee is to establish the compensation of the Chief Executive Officer and to review the compensation of other senior executive officers.

In addition to the Compensation Committee, there are five other standing committees of the Bank's Board of Directors: Executive, Audit, Asset/Liability, Trust and Directors' Loan. Certain members of management also serve on some committees of the Bank.

Director Independence

The Board reviewed the independence of the Company's directors in January 2006 on the basis of the standards adopted by the NASDAQ. In this review, the Board considered transactions and relationships between each director, and any member of his or her immediate family and of the Company or the Bank and between certain entities in which any director or any immediate family member has certain interests, on the one hand, and the Company or the Bank, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under the NASDAQ rules. As a result of the review, the Board affirmatively determined that as of January 2006 all of the directors are independent of the Company, the Bank and under the NASDAQ rules with the exception of President Daigneault, EVP McKim and Chairman Gregory.

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

Name & Age[1]	Office & Position	Period Served
Daniel R. Daigneault 53	President & Chief Executive Officer of the Company and of the Bank	1994 to date
Tony C. McKim 38	Executive Vice President & Chief Operating Officer of the Company and the Bank	2005 to date
F. Stephen Ward 52	Executive Vice President & Chief Financial Officer of the Company and the Bank	1993 to date
Charles A. Wootton 49	Executive Vice President and Clerk of the Company, Executive Vice President, Senior Loan Officer of the Bank	2000 to date
Jeffrey C. Dalrymple 50	Senior Vice President, Senior Business Relationship Officer of the Bank	2005 to date
Richard M. Elder 40	Senior Vice President, Retail Services of the Bank	2002 to date
Michael T. Martin 50	Senior Vice President and Credit Administration Officer of the Bank	1993 to date
Susan A. Norton 45	Senior Vice President, Human Resources and Compliance Officer of the Bank	2002 to date
Ronald J. Wrobel 48	Senior Vice President of Operations of the Bank	2005 to date
Daniel M. Lay 44	Senior Managing Principal and Senior Trust Officer of First Advisors	2005 to date

(1) As of December 31, 2005

Daniel R. Daigneault has served as President, Chief Executive Officer and as a member of the Board of Directors of both the Company and the Bank since 1994. Prior to being employed by the Company and the Bank, Mr. Daigneault was Vice President, Senior Commercial Loan Officer and Chief Financial Officer at Camden National Bank, Camden, Maine.

Tony C. McKim joined the Company as Executive Vice President, Chief Operating Officer and as a member of the Board of Directors of the Company and the Bank with the merger of FNB Bankshares on January 14, 2005. Prior to the merger, Mr. McKim was President and Chief Executive Officer of FNB Bankshares and The First National Bank of Bar Harbor beginning in 2000.

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

Charles A. Wootton has been employed by the Bank since January 2000. In 2005, Mr. Wootton was promoted to Executive Vice President for Banking Services and Senior Loan Officer. From 1981 to 2000 Mr. Wootton was

employed by Camden National Bank, serving as branch manager, commercial loan and business development officer, becoming Vice President responsible for branch administration in 1996.

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

Daniel M. Lay has been employed by the Bank since January 2005 when the Bank merged with First National Bank of Bar Harbor. Mr. Lay is currently Senior Managing Principal and Senior Trust Officer for First Advisors. Prior to joining the First National Bank of Bar Harbor in 1993, Mr. Lay was an associate counsel with the firm of Eaton, Peabody, Bradford & Veague, P.A. in Bangor.

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

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2005 to the Company's Directors, Executive Officers and their associates was $17,016,981, which constituted 2.19% of the Bank's total loans outstanding at that date.

Code of Ethics

The Company's Code of Ethics for Senior Financial Officers, which was adopted by the Board of Directors on June 19, 2003, and the Company's Code of Business Conduct and Ethics, which was adopted by the Board of Directors on April 15, 2004, are incorporated in this report as Exhibits 14.1 and 14.2, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2005 the Company's officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that Director Mark N. Rosborough omitted from his timely filed Form 3, 1,720 shares owned directly and 1,099 shares owned indirectly.

_________________________

 An issuer does not have an obligation to research or make inquiry regarding delinquent Section 16(a) filings beyond reviewing copies of the Forms 3, 4 and 5 received by the issuer. In addition, Item 405 of Regulation S-K provides that an issuer may rely on a written representation from an insider to the effect that no Form 5 was required to be filed.

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

At the present time, the Company's Audit Committee does not have a member who meets the Securities and Exchange Commission's complete definition of a financial expert. It is the opinion of the Company's Board of Directors, however, that the Company addresses its audit functions with a depth of penetration and rigor that meets the intent of the requirements of the Sarbanes-Oxley Act for the following reasons:

•

The Company is a one-bank holding company owning all of the capital stock in The First, N.A. ("the Bank"). All Directors of the Bank meet the requirements and qualifications imposed by the Office of the Comptroller of the Currency, the Bank's principal regulator, which conducts regular supervisory examinations of the Bank. In addition to requiring knowledge of the banking industry and financial regulatory system, these qualifications require a "background, knowledge, and experience in business or another discipline to oversee the Bank."

•

All members of the Audit Committees of the Bank and the Company are independent directors, as defined by the Securities and Exchange Commission and NASDAQ. Two of the members operate their own businesses and have knowledge of accounting for both their own businesses as well as for the Bank and the Company. The third member of the Committee has a PhD in Economics and is a Chaired Professor of Economics and Finance. The members of the Audit Committee have considerable experience as directors of the Bank and the Company.

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

ITEM 11. Executive Compensation

Executive Compensation

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the Bank and the other four highest paid Executive Officers of the Company and the Bank whose salary and bonus earned in 2005 exceeded $100,000.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus[1]	Other[2]	# Options
Daniel R. Daigneault	2005	$290,000	$43,500	$14,937	15,000
President &	2004	275,000	127,250	16,642	-
Chief Executive Officer	2003	241,500	74,678	17,387	-
Tony C. McKim[3]	2005	157,027	23,554	7,400	-
Executive Vice President &	2004	-	-	-	-
Chief Operating Officer	2003	-	-	-	-
F. Stephen Ward	2005	145,000	21,750	13,607	5,000
Executive Vice President &	2004	138,000	34,420	14,150	-
Chief Financial Officer	2003	131,250	31,281	13,728	-
Charles A. Wootton	2005	130,000	19,500	9,352	10,000
Executive Vice President &	2004	123,500	30,865	13,303	-
Senior Loan Officer	2003	115,500	28,868	12,079	-
Daniel M. Lay[3]	2005	98,193	14,729	3,937	-
Senior Managing Principal	2004	-	-	-	-
First Advisors	2003	-	-	-	-

1 Bonuses are listed in the year earned and normally accrued. Such bonuses may be paid in the following year.

2 (a) Amounts shown include contributions paid by the Company to the respective accounts of the named Executive Officers in the 401(k) Plan. In 2005 the Company and the Bank contributed to the Bank's 401(k) Plan a matching amount for the salary deferred by Messrs. Daigneault, McKim, Ward, Wootton and Lay equal to 3.0% of their respective earnings and a profit-sharing component of 2.0% for 2005. In addition the Company and the Bank contributed to the Bank's 401(k) Plan a matching amount for the salary deferred by Messrs. Daigneault, Ward and Wootton equal to 3.0% of their respective earnings and a profit-sharing component of 2.5% for 2004 and 2003, of their respective earnings, which were subject to IRS regulations limiting the maximum amount of an officer's earnings eligible for matching or profit-sharing 401(k) contributions to $210,000. These percentages were equivalent to the 401(k) Plan match and profit sharing contributions made for all eligible employees.

(b) This figure also recognizes the value to the officers of a Company-owned vehicle to Messrs. Daigneault, Ward and Wootton which were $3,640, $5,200 and $2,704 respectively for 2005.

(c) Also included in 2005 is the economic value of split dollar life insurance benefits provided to Messrs. Daigneault, McKim, Ward and Lay under the Life Insurance Endorsement Split Dollar Plan agreement for Bank Owned Life Insurance. This value was $797 for Mr. Daigneault, $266 for Mr. McKim, $558 for Mr. Ward and $210 for Mr. Lay.

3 Compensation for Messrs. McKim and Lay is only listed for 2005 as they became executives of the Company upon the merger transaction closed on January 14, 2005.

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

Annual Performance Compensation

In 1994, the Company instituted a formal performance-based compensation program called "Performance Compensation for Stakeholders". The objective of the program is to align the performance of all employees with the Company's short-term and long-term objectives. In 2005, total cash payout under this Stakeholder Performance Compensation program was 15.00% of the participating employees' base salaries paid to all eligible employees. This was lower than in previous years as a result of the integration of the two banks during 2005.

The performance compensation program's overall objective is to maximize the long-term viability of the Company and increase shareholder value. It addresses this by tying the performance payout to multiple goals which include profitability, growth, productivity and loan quality. The guiding principle is to reach a balance of profitability, growth, productivity and loan quality which should collectively have a positive impact on maximizing long-term shareholder value. The Committee believes that this performance-based program provides a reward for high levels of current performance without sacrificing the achievement of long-term goals. Each year specific key performance indicators are chosen along with company wide financial performance trigger levels. In 2005 some of the indicators were: loan volume, deposit volume, nonperforming loan levels, past-due loan percentages, non-interest income, investment division revenues, net interest income and the efficiency ratio. Since its introduction in 1994, in the opinion of Management, the Board and this Committee, the program has been successful in meeting its objectives as measured by the Company's exceptional performance over the last eleven years.

In addition to this " Stakeholder" bonus program, the Committee, with the approval of the Board of Directors, may also establish a discretionary bonus fund. The CEO working in conjunction with the Compensation Committee may grant additional cash bonuses to selected executive officers and employees in recognition of their outstanding performance during the year. The Chief Executive Officer is excluded for eligibility under this particular discretionary bonus fund. The Compensation Committee may from time to time grant the Chief Executive Officer a cash bonus in addition to the formal Stakeholder Performance Compensation program based upon the CEO surpassing previously established performance goals or work accomplishments above and beyond the stakeholder program.

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

The Chief Executive Officer and the Board of Directors at the beginning of each year agree to a set of performance objectives for the Bank as a whole and the CEO individually. Throughout the year the attainment of the performance objectives is carefully monitored. These performance objectives are a combination of Company financial targets such as attainment of certain profitability levels, return on equity, and increases in earnings per share. In addition, goals are set for asset growth as well as loan quality targets. Goals are also set for non-financial performance items such as implementation of strategic plan initiatives and compliance with regulatory matters.

For the year ended December 31, 2005, the Company posted outstanding performance results with a 14.0% increase in earnings per share on a fully diluted basis and a return on average tangible equity of 17.81%. In addition to these strong earning results the Chief Executive Officer also did an excellent job at meeting all of his other performance objectives. In 2004, the Company posted comparable performance results with a 14.6% increase in net income and a return on average tangible equity of 17.36%.

In 2004 the independent directors of the Board also hired an outside consultant to review the compensation package of the CEO. The consultant provided the independent directors a comprehensive report addressing all aspects of the compensation package for the CEO. Based on the review of the information provided by the independent consultant as well as the review of base salaries of CEOs of peer group companies and taking into consideration the record performance of the Company, the Chief Executive Officer's base salary for 2005 was set at $290,000

Under the Performance Compensation program for all employees, the Chief Executive Officer earned the same Stakeholder bonus of 15.00% that was paid to all employees. When calculated on his base salary, this amounted to $43,500. Despite the strong performance of the Company in 2005, in a cost containment effort the Committee did not provide any additional bonus to the CEO or other executive officers above the 15.00% Stakeholder bonus.

During 2005 the Company posted another year of record earnings with net income increasing $4.3 million or 50.9% over the prior year. In addition, loan growth was exceptional and loan quality remained very good with loan losses being at record lows as well.

2005 Compensation Committee Members:

Stuart G. Smith, Chair	Carl S. Poole, Jr.
Mark N. Rosborough	Bruce B. Tindal

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2005, Directors, Poole, Smith, Rosborough and Tindal served as members of the Compensation Committee. No member of the Committee was, or ever has been, an officer or employee of the Company or the Bank. All Committee members are customers of and engage in transactions with the Bank in the ordinary course of business. As described in the section entitled "Certain Relationships and Related Transactions", all loans to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, did not involve more than the normal risk of collectibility or present other unfavorable features.

Stock Option Plan

In April 1995, the stockholders approved a Stock Option Plan. The purpose of the Plan is to encourage the retention of key employees by facilitating their purchase of a stock interest in the Company and to align their interest with those of the shareholders. The Plan provides for grants of options to purchase Company common stock and is administered by an Options Committee, which consists of four outside directors. During 2005, 42,000 options were granted under the 1995 Stock Option Plan. The following table sets forth the status of the Plan as of December 31, 2005:

Options approved by Shareholders	600,000
Options granted	(624,000)
Options forfeited	24,000
Ungranted options remaining	-

In addition to the Stock Option Plan above, as a result of the FNB merger, options to acquire 40,630 FNB shares were converted in accordance with the merger agreement into options to acquire an aggregate of 95,479 common shares of FNLC at a purchase price of $3.80 per share.

The following table sets forth the status of all options as of December 31, 2005:

	Weighted average exercise price	Number of options
Outstanding unexercised options
Exercisable	$ 4.46	147,250
Non-exercisable	15.56	58,500
	$ 7.61	205,750

2005 Option Committee Members:

Stuart G. Smith, Chair	Carl S. Poole, Jr.
Mark N. Rosborough	Bruce B. Tindal

Long-Term Compensation

Long-term compensation may be distinguished from annual compensation by the time frame for which performance results are measured to determine awards. While annual compensation covers a calendar year, long-term compensation is provided through the Company's stock option plan, which covers a period of two to ten years. The following table sets forth information with respect to the named executives and all other employees concerning grants of stock options during 2005:

Option Grants During the Year Ended December 31, 2005

	Number of	% of			Potential realizable
	securities	total			value at assumed rates
	underlying	options	Exercise		of stock appreciation
	options	granted in	price per	Expiration	for option term[2]
	granted	fiscal year	Share[1]	Date	5%	10%
Daniel R. Daigneault	15,000	35.71%	$ 18.00	1/18/2015	$ 169,802	$ 430,310
Tony C. McKim	-	-	-	-	-	-
F. Stephen Ward	5,000	11.90%	18.00	1/18/2015	56,601	143,437
Charles A. Wootton	10,000	23.81%	18.00	1/18/2015	113,201	286,874
Daniel M. Lay	-	-	-	-	-	-
All other employees	12,000	28.57%	18.00	1/18/2015	135,841	344,248
All	42,000	100.00%	$ 18.00	-	$ 475,444	$1,204,869

1 Under the Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date the option is granted; 50% of the options granted are typically exercisable two years from the date of grant and 100% are typically exercisable five years from the date of grant.

2 The dollar gains under these columns result from calculations assuming 5% and 10% growth rates compounded over a ten-year period as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company's common stock. The gains reflect a future value based upon growth at these prescribed rates. The values have not been discounted to present value. It is important to note that options have value to the listed executive and to all option recipients only if the stock price advances beyond the exercise price shown on the table during the effective option period.

The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 2005:

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

			Number of securities		Value of unexercised
			underlying unexercised		in-the-money
	Shares		options at year end		options at year end
	acquired	Value	Exer-	Unexer-	Exer-	Unexer-
	on exercise	realized	cisable	cisable	cisable	cisable
Daniel R. Daigneault	-	$ -	72,000	15,000	$ 997,000	$ -
Tony C. McKim	34,086	468,226	-	-	-	-
F. Stephen Ward	12,000	184,920	27,000	5,000	336,000	-
Charles A. Wootton	-	-	15,000	17,500	179,000	61,000
Daniel M. Lay	21,150	279,392	-	-	-	-
All other employees	69,993	932,087	33,250	21,000	409,000	74,000
All optionees	137,229	$1,864,624	147,250	58,500	$1,921,000	$135,000

Director Compensation

In 2005, each of the outside directors of the Bank, with the exception of the Chairman of the Board, received a director's fee in the amount of $650 for each meeting attended and $300 for each meeting attended of a committee of which the director is a member. The Chairman of the Board received an annual fee of $28,000. In addition to meeting fees paid for meetings attended, the Chairman of the Executive Committee received a stipend of $6,000 and the Chairman of the Audit Committee received a stipend of $8,000. In addition to the above referenced fees, each of the outside directors was reimbursed for 85% of the cost of his or her health insurance premiums. This reimbursement amount is equivalent to the average rate provided to employees of the Company. Certain Board members were also paid fees for consulting services and legal services, and such fees are on terms no more favorable to the recipient than are generally paid by the Bank for such services to other providers in the area. Fees and health insurance premiums paid by the Bank to its Directors as a group totaled $188,971.64 in 2005, but no fees are paid to Directors of the Company. President Daigneault and EVP McKim, who are the only directors who are also employees of the Company, receive no additional compensation for serving on the Board of Directors of the Company or the Bank.

Description of the Company's Benefit Plans

Overview

The Company has reserved 480,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2005, 410,719 shares had been issued pursuant to these plans, leaving 69,281 shares available for future use. The issuance price is based on the market price of the stock at issuance date. All shares issued under the 401(k) savings and investment plans are issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the period ending nine months after the date of issuance of these shares, these shares may be transferred only to residents of the State of Maine. Each certificate issued for these plan shares bears a legend referring to this restriction.

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

401(K) Plan

The Bank's 401(k) Plan (The First Savings and Investment Plan) is the Bank's sole retirement plan, and was modified in 1996 after termination of the Bank's traditional defined benefit pension plan. It is available to any employee who has attained the age of 21 and completed six months of continuous service. Employees may contribute up to 50.0% of their compensation (in 2005, not to exceed $14,000 if under age 50 and $18,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan, and in 2005 this contribution equaled 2.0% of each eligible employee's compensation.

Employee contributions are 100% vested at all times, while employer contributions are vested over a five-year period. Upon termination of employment for any reason, a plan participant may receive his or her contribution account and earnings allocated to it, as well as the vested portion of his or her employer-matching account and earnings allocated to it. Non-vested amounts are forfeited and are used by the Bank to help defray plan administration expenses incurred by the Bank. The Bank paid $174,000 in matching contributions and $124,000 in profit-sharing contributions to this plan in 2005. Plan participants may direct the trustees of the 401(k) Plan to purchase specific assets for their accounts from a selection which includes seven mutual funds as well as the Company's stock. As of December 31, 2005, 226,469 shares of the Company's stock had been purchased by the 401(k) Plan at the direction of plan participants.

Stock Purchase Plan

The Bank instituted an employee and director stock purchase plan effective February 1, 1987, and the Board of Directors has allocated 240,000 shares of stock to be available for purchase under this plan. Employees who have been employed by the Bank for three consecutive calendar months are eligible to purchase shares through payroll deduction. The price per share for shares sold pursuant to the plan is defined as the closing price on the day the shares are purchased. As of December 31, 2005, 184,250 shares of the Company's stock had been purchased pursuant to the plan.

Employee Benefits

The Bank provides all full-time employees with group life, health, and long-term-disability insurance through the Independent Bankers' Trust of Maine and Bankers Health Trust. A Flexible Benefits Plan is available to all full-time employees after satisfying eligibility requirements and to part-time employees scheduled to work 20 or more hours a week.

Supplemental Executive Retirement Plan

The Bank also sponsors an un-funded, non-qualified supplemental retirement plan for certain executive officers. The plan provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service lives of the participating executive officers. The projected retirement benefit for Mr. Daigneault, assuming he remains employed by the Bank until normal retirement age of 65, is $169,329 per year, with such payments beginning in the year 2017. The projected retirement benefit for Mr. Ward, assuming he remains employed by the Bank until normal retirement age of 65, is $61,127 per year, with such payments beginning in the year 2018. The benefits are capped at the above amounts and are subject to being substantially less should the named executive officer not remain employed until the normal retirement age of 65. The Plan also contains a restrictive covenant that may result in the executive officer forfeiting all accrued benefits should he accept employment with a competing financial institution within five years after his termination of employment with the Company. The expense for all participants in this supplemental plan was $166,000 in 2005, $147,000 in 2004, and $135,000 in 2003. As of December 31, 2005 and 2004, the accrued liability of this plan was $967,000 and $839,000, respectively.

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

As a result of the FNB merger, options to acquire 40,630 FNB shares were converted in accordance with the merger agreement into options to acquire an aggregate of 95,479 common shares of FNLC at a purchase price of $3.80 per share, all of which were fully vested at the date of the merger. These options are separate from the Company's Stock Option Plan described above. Upon exercise, the Company receives payment in cash from optionees in exchange for shares issued, and the Company is entitled to a deduction for federal tax purposes equal to the difference between the exercise price of the options and current market price of the Company's stock.

Employment Continuity Agreements

As a result of the FNB merger, the Company assumed certain Employment Continuity Agreements with Messrs. McKim, Lay, Wrobel and Dalrymple, which provide that if the employment of the executive officer is terminated, or he elects to resign, within 24 months following the merger, the executive will receive a lump sum severance payment equal to 299% of his base salary as of December 31, 2004, provided that if such payment, alone or together with other payments the executive is entitled to receive on account of a "change in control" (as defined therein) would constitute a "parachute payment" under federal income tax law, the payment would be reduced to the largest amount that would not be subject to the excise tax applied to parachute payments. Under the terms of the Employment Continuity Agreements as amended, each executive agrees that if he receives payments thereunder he will not accept employment with any financial institution which has an office or branch in any of Knox, Lincoln, Hancock or Washington counties, Maine for a period of one year from the date of his termination or resignation.

On January 25, 2006, an amendment to the agreements of Messrs. McKim and Wrobel removes the executive's right to receive the above-stated lump sum severance payment if he elects to resign, in exchange for an amount equal to 10% of the lump sum severance payment as defined above, payable immediately. In addition, the executive will be entitled to a lump sum severance payment for a period of up to ten years from the January 14, 2005, if the employment of the executive is terminated by the Registrant. The amount of this lump sum severance payment will decrease by 10% each year until the end of the ten-year period.

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

Graphic Omitted

	2000	2001	2002	2003	2004	2005
FNLC	100.00	149.90	221.06	360.90	388.05	402.45
S&P 500	100.00	88.15	68.67	88.37	97.95	102.77
NASD Bank	100.00	110.08	115.05	153.06	173.98	170.57

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors, Management and Principal Shareholders 1

The following table sets forth the number of shares of common stock of the Company beneficially owned as of February 15, 2006 by (i) each person known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current director of the Company and nominee for a position on the Board, (iii) the named executive officers, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the directors, executive officers and shareholders owning more than five percent of the Company's stock has sole voting and investment power with respect to all shares of stock beneficially owned as set forth opposite his or her name. There were no owners of 5.0% or more of the Company's outstanding common stock as of February 15, 2006.

Directors & Executive Officers	Age[2]	Position	Term Expires	Shares Owned	Percent Owned
Katherine M. Boyd	54	Director of the Bank and the Company; Chairman, Trust Committee	2008	37,272	*
Daniel R. Daigneault	53	President, Chief Executive Officer and Director of the Bank and the Company	2006	229,572[3]	2.33%
Robert B. Gregory	52	Chairman of the Board of Directors of the Bank and the Company	2006	47,657[4]	*
Tony C. McKim	38	Executive Vice President, Chief Operating Officer and Director of the Bank and the Company	2006	93,443	*
Randy A. Nelson	53	Director of the Bank and the Company Chairman, Asset/Liability Committee	2007	1,712	*
Carl S. Poole, Jr.	60	Director of the Bank and the Company	2008	276,883	2.80%
Mark N. Rosborough	57	Director of the Bank and the Company	2007	133,553[4]	1.35%
Stuart G. Smith	53	Director of the Bank and the Company; Chairman, Options, Nominating, Compensation & Executive Committees	2007	93,549	*
David B. Soule, Jr.	60	Director of the Bank and the Company; Chairman, Audit Committees of the Bank and the Company	2008	19,139	*
Bruce B. Tindal	55	Director of the Bank and the Company Chairman, Directors' Loan Committee	2008	19,092	*
Daniel M. Lay	44	Senior Managing Principal and Senior Trust Officer of First Advisors	n/a	74,260	*
F. Stephen Ward	52	Executive Vice President & Chief Financial Officer of the Company and the Bank	n/a	70,995[3]	*
Charles A. Wootton	49	Executive Vice President and Clerk of the Company; Executive Vice President and Senior Loan Officer of the Bank	n/a	15,347[3]	*
Total Ownership of all Directors and Executive Officers as a group				1,182,032	11.97%

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

2 As of December 31, 2005.

3 Includes exercisable stock options.

4 Includes shares held as trustee.

ITEM 13. Certain Relationships and Related Transactions

The Federal Reserve Act permits the Bank to contract for or purchase property from any of its Directors only when such purchase is made in the regular course of business upon terms not less favorable to the Bank than those offered by others unless the purchase has been authorized by a majority of the Board of Directors not interested in the transaction. Similarly, the Federal Reserve Act prohibits loans to Executive Officers of the Bank unless such loans are on terms not more favorable than those afforded other borrowers and certain other prescribed conditions have been met. The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with Directors, Officers and principal shareholders of the Company and their affiliates. All such transactions have been made upon substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. In the opinion of management, such loans have not involved more than the normal risk of collectibility nor have they presented other unfavorable features. The total amount of loans outstanding at December 31, 2005 to the Company's Directors, Executive Officers and their associates was $17,016,981, which constituted 2.20% of the Bank's total loans outstanding at that date.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant, Berry, Dunn, McNeil & Parker (BDMP), for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q for the years ended December 31, 2005 and 2004 were $88,591 and $63,983, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by BDMP related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2005 and 2004 were $20,000 and $32,865, respectively. These services related to audit requirements under the Sarbanes Oxley Act of 2002 in both years and internal control reporting under FDICIA in 2004.

Tax Fees

The aggregate fees billed for professional services rendered by BDMP for tax compliance, tax advice and tax planning for the years ended December 31, 2005 and 2004 were $18,602 and $9,350, respectively. The nature of the services comprising the fees disclosed under this category are preparation of federal and state tax returns, preparation of short-year tax return for FNB, review of estimated tax payments, review of compliance with information reporting requirements and tax planning.

FNB Merger

The aggregate fees billed for services by BDMP in conjunction with the merger with FNB for the year ended December 31, 2005 and 2004 were $7,655 and $26,645, respectively. These services related to the preparation of SEC filings for the merger.

All Other Fees

The aggregate fees billed for services provided by BDMP, other than the services reported in the paragraphs above, for the years ended December 31, 2005 and 2004 were $5,845 and $7,840, respectively. The nature of the services comprising the fees disclosed under this category are employee benefit plan audits.

None of the services described in each of the paragraphs above were provided under the de minimis exception set forth in Rule 2-01 (c)(7)(i)(C).

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Company's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 3.2 Conformed Copy of the Company's Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(a) FNB Bankshares' Stock Option Plan. incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(b) Specimen FNB Bankshares Non-Qualified Stock Option Agreement entered into with Messrs. Rosborough, McKim, Wrobel, Dalrymple and Lay, whose FNB Bankshares options have been converted into options to purchase 5,287, 34,086, 15,275, 11,750 and 21,150 shares of the Company's stock, respectively, all at $3.80 per share, incorporated by reference to Exhibit 10.1(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(c) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 2.02 on January 31, 2006.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay. For Mr. McKim, the amount of the death benefit is $250,000; for Messrs. Lay, Dalrymple and Wrobel, the death benefit is $150,000. Incorporated by reference to Exhibit 10.3(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.3(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on June 19, 2003. Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 15, 2005. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company's website at www.fnlc.com.

Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on April 15, 2004. Incorporated by reference to Exhibit 14.2 to the Company's Annual Report on Form 10-K filed on March 15, 2005. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company's website at www.fnlc.com.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

By /s/Daniel R. Daigneault
Daniel R. Daigneault, President
March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title and Date

/s/Daniel R. Daigneault President and Director
Daniel R. Daigneault (Principal Executive Officer)
March 16, 2006

/s/F Stephen Ward Treasurer and Chief Financial Officer
F. Stephen Ward (Principal Financial Officer, Principal Accounting Officer)
March 16, 2006

/s/Robert B. Gregory Director and Chairman of the Board
Robert B. Gregory March 16, 2006

/s/Katherine M. Boyd Director
Katherine M. Boyd March 16, 2006

/s/Tony C. McKim Director
Tony C. McKim March 16, 2006

/s/Randy A. Nelson Director
Randy A. Nelson March 16, 2006

/s/Carl S. Poole, Jr. Director
Carl S. Poole, Jr. March 16, 2006

/s/Mark N. Rosborough Director
Mark N. Rosborough March 16, 2006

/s/Stuart G. Smith Director
Stuart G. Smith March 16, 2006

/s/David B. Soule, Jr. Director
David B. Soule, Jr. March 16, 2006

/s/Bruce A. Tindal Director
Bruce A. Tindal March 16, 2006