Form 10-Q
period 2006-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2006-05-10
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-26589

FIRST NATIONAL LINCOLN CORPORATION

(Exact name of Registrant as specified in its charter)

MAINE 01-0404322

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

MAIN STREET, DAMARISCOTTA, MAINE 04543

(Address of principal executive offices) (Zip code)

(207) 563-3195

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer ☒ Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2006

Common Stock: 9,850,383 shares

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financials Statements	7
Note 1 – Basis of Presentation	7
Note 2 – Common Stock	7
Note 3 – Stock Options	7
Note 4 – Earnings Per Share	9
Note 5 – Postretirement Benefit Plans	10
Note 6 – Goodwill	10
Note 7 – Pro-Forma Financial Information	11
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Critical Accounting Policies	12
GAAP vs. Pro-Forma Results	13
Executive Summary	13
Net Interest Income	13
Provision for Loan Losses	14
Non-Interest Income	15
Non-Interest Expense	15
Income Taxes	15
Investments	15
Loans	15
Allowance for Loan Losses	15
Goodwill	16
Deposits	17
Borrowed Funds	17
Shareholders' Equity	18
Average Daily Balance Sheets	19
Non-Performing Assets	20
Off-Balance Sheet Financial Instruments	20
Sale of Loans	20
Contractual Obligations	20
Liquidity Management	20
Forward-Looking Statements	20
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21
Market-Risk Management	21
Asset/Liability Management	21
Interest Rate Risk Management	22
Item 4: Controls and Procedures	23
Part II – Other Information	24
Item 1 – Legal Proceedings	24
Item 1A – Risk Factors	24
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 – Default Upon Senior Securities	25
Item 4 – Submission of Matters to a Vote of Security Holders	25
Item 5 – Other Information	25
Item 6 – Exhibits	26
Signatures	27

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months ended
Dollars in thousands,	March 31
except for per share amounts	2006	2005

Summary of Operations
Operating Income	$16,885	$12,559
Operating Expense	12,748	8,359
Net Interest Income	7,748	7,443
Provision for Loan Losses	250	-
Net Income	2,978	2,995
Per Common Share Data
Basic Earnings per Share	$0.30	$0.32
Diluted Earnings per Share	0.30	0.31
Cash Dividends Declared	0.145	0.125
Book Value	10.62	10.10
Market Value	17.59	17.00
Financial Ratios
Return on Average Equity[1]	11.56%	13.23%
Return on Average Tangible Equity[1]	15.74%	17.74%
Return on Average Assets[1]	1.15%	1.40%
Average Equity to Average Assets	9.92%	10.61%
Average Tangible Equity to Average Assets	7.29%	7.92%
Net Interest Margin Tax-Equivalent[1]	3.46%	3.99%
Dividend Payout Ratio	48.33%	39.06%
Allowance for Loan Losses/Total Loans	0.77%	0.96%
Non-Performing Loans to Total Loans	0.51%	0.37%
Non-Performing Assets to Total Assets	0.38%	0.27%
Efficiency Ratio[2]	52.60%	51.37%
At Period End
Total Assets	$ 1,060,373	$ 918,218
Total Loans	791,315	682,668
Total Investment Securities	187,930	156,182
Total Deposits	750,714	606,180
Total Shareholders’ Equity	104,579	99,715

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2006 and 2005, for the three-month periods, then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

May 5, 2006

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	March 31,	December 31,	March 31,
In thousands of dollars	2006	2005	2005
Assets
Cash and due from banks	$ 21,052	$ 25,982	$ 22,206
Overnight funds sold	-	-	-
Investments:
Available for sale	54,369	54,743	52,362
Held to maturity (market values $131,610 at 3/31/2006, $128,563 at 12/31/2005, and $103,367 at 3/31/2005)	133,561	129,238	103,820
Loans held for sale (fair value approximates cost)	-	-	-
Loans	791,315	772,338	682,668
Less: allowance for loan losses	6,131	6,086	6,577
Net loans	785,184	766,252	676,091
Accrued interest receivable	6,096	5,005	5,032
Premises and equipment	16,516	16,712	17,000
Other real estate owned	498	-	-
Goodwill	27,684	27,684	27,960
Other assets	15,413	16,593	13,747
Total Assets	$1,060,373	$1,042,209	$ 918,218
Liabilities
Demand deposits	$ 58,526	$ 62,109	$ 54,443
NOW deposits	100,432	109,124	104,693
Money market deposits	118,670	127,630	114,191
Savings deposits	103,267	109,615	110,543
Certificates of deposit	154,068	125,741	114,093
Certificates $100,000 and over	215,751	179,745	108,217
Total deposits	750,714	713,964	606,180
Borrowed funds	194,172	215,189	202,856
Other liabilities	10,908	9,604	9,467
Total Liabilities	955,794	938,757	818,503
Shareholders' Equity
Common stock	100	99	100
Additional paid-in capital	47,430	47,718	49,398
Retained earnings	56,505	54,901	48,887
Net unrealized gains on available-for-sale securities	544	734	1,330
Total Shareholders' Equity	104,579	103,452	99,715
Total Liabilities & Shareholders' Equity	$1,060,373	$1,042,209	$ 918,218
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,849,166	9,832,777	9,871,317
Book value per share	$10.62	$10.52	$10.10

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months
	ended March 31,
In thousands of dollars	2006	2005
Interest income
Interest and fees on loans	$12,507	$9,085
Interest on deposits with other banks	-	-
Interest and dividends on investments	2,305	1,811
Total interest income	14,812	10,896
Interest expense
Interest on deposits	5,119	2,212
Interest on borrowed funds	1,945	1,241
Total interest expense	7,064	3,453
Net interest income	7,748	7,443
Provision for loan losses	250	-
Net interest income after provision for loan losses	7,498	7,443
Non-interest income
Investment management and fiduciary income	496	400
Service charges on deposit accounts	622	487
Net securities gains	-	-
Mortgage origination and servicing income	84	128
Other operating income	871	648
Total non-interest income	2,073	1,663
Non-interest expense
Salaries and employee benefits	2,662	2,626
Occupancy expense	374	350
Furniture and equipment expense	505	453
Amortization of identified intangibles	71	59
Other operating expense	1,822	1,418
Total non-interest expense	5,434	4,906
Income before income taxes	4,137	4,200
Applicable income taxes	1,159	1,205
NET INCOME	$2,978	$2,995
Earnings per common share:
Basic earnings per share	$0.30	$0.32
Diluted earnings per share	$0.30	$0.31
Cash dividends declared per share	$0.145	$0.125
Weighted average number of shares outstanding	9,857,326	9,474,770
Incremental shares	84,829	146,222

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares and per share amounts	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gains on securities available for sale	Treasury stock	Total shareholders’ equity
Balance at December 31, 2004	7,356,836	$ 74	$ 3,973	$ 46,809	$ 1,959	$ -	$ 52,815
Net income	-	-	-	2,995	-	-	2,995
Net unrealized loss on securities available for sale, net of tax benefit of $339	-	-	-	-	(629)	-	(629)
Comprehensive income	-	-	-	2,995	(629)	-	2,366
Cash dividends declared	-	-	-	(1,234)	-	-	(1,234)
Payment to repurchase common stock	(38,425)	-	(492)	-	-	-	(492)
Proceeds from sale of common stock	88,308	1	556	-	-	-	557
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	317	-	-	317
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at March 31, 2005	9,871,317	$ 100	$ 49,398	$ 48,887	$ 1,330	$ -	$ 99,715

Balance at December 31, 2005	9,832,777	$ 99	$ 47,718	$ 54,901	$ 734	$ -	$ 103,452
Net income	-	-	-	2,978	-	-	2,978
Net unrealized loss on securities available for sale, net of tax benefit of $102	-	-	-	-	(190)	-	(190)
Comprehensive income	-	-	-	2,978	(190)	-	2,788
Cash dividends declared	-	-	-	(1,429)	-	-	(1,429)
Payment to repurchase common stock	(32,887)	-	(578)	-	-	-	(578)
Proceeds from sale of common stock	49,276	1	290	-	-	-	291
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	-	55
Balance at March 31, 2006	9,849,166	$ 100	$ 47,430	$ 56,505	$ 544	$ -	$ 104,579

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months ended March 31,
In thousands of dollars	2006	2005
Cash flows from operating activities
Net income	$2,978	$2,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	344	323
Provision for loan losses	250	-
Loans originated for resale	(4,198)	(4,090)
Proceeds from sales and transfers of loans	4,198	4,681
Net gain on sale of other real estate owned	-	-
Net (increase) decrease in other assets and accrued interest	18	(573)
Net increase in other liabilities	1,354	2,705
Net amortization (accretion) of premiums (discounts) on investments	(21)	46
Net acquisition amortization	67	81
Net cash provided by operating activities	4,990	6,168
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	97	1,229
Proceeds from maturities, payments and calls of securities to be held to maturity	2,817	9,233
Proceeds from sales of other real estate owned	-	-
Purchases of securities available for sale	-	(702)
Purchases of securities to be held to maturity	(7,134)	(13,551)
Net increase in loans	(19,727)	(19,369)
Capital expenditures	(148)	(495)
Cash for acquisition, net of cash acquired	-	3,591
Net cash used in investing activities	(24,095)	(20,064)
Cash flows from financing activities
Net increase (decrease) in demand deposits, savings, money market and club accounts	(27,583)	5,494
Net increase in certificates of deposit	64,378	38,041
Advances on long-term borrowings	-	-
Repayment on long-term borrowings	-	(9,990)
Net decrease in short-term borrowings	(21,011)	(11,394)
Payments to repurchase common stock	(578)	(492)
Proceeds from sale of treasury stock	291	557
Tax benefit from disqualifying disposition of stock options	55	-
Dividends paid	(1,377)	(884)
Net cash provided by financing activities	14,175	21,332
Net increase (decrease) in cash and cash equivalents	(4,930)	7,436
Cash and cash equivalents at beginning of period	25,982	14,770
Cash and cash equivalents at end of period	$21,052	$22,206
Interest paid	$6,292	$3,196
Income taxes paid	$8	$2,532
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax benefit	$(190)	$(629)
Fair value of assets acquired	$-	$258,631
Less liabilities assumed	$-	$214,266

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financials Statements

First National Lincoln Corporation and Subsidiary

Note 1 – Basis of Presentation

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (FNB) of Bar Harbor, Maine, and operating results include the effect of the FNB acquisition only after the closing date (see Note 7 – Pro-Forma Financial Information).

The income reported for the 2006 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Note 2 – Common Stock

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2006 the Company had repurchased 209,123 shares under the new repurchase plan at an average price of $17.27.

Note 3 – Stock Options

The Company established a shareholder-approved stock option plan in 1995, under which the Company may grant options to its employees for up to 600,000 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option's maximum term is ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under this plan had been granted.

In addition, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share as a result of the FNB acquisition. As of March 31, 2006, all options converted as a result of the FNB acquisition had been exercised. All shares issued by the Company for the exercise of stock options are from Treasury.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $10,000 in compensation cost, net of tax, is included in the Company’s financial statements for the current year. The unrecognized compensation cost, net of tax, to be amortized over a weighted average vesting period of 4.4 years is $138,000, which is comprised of $26,000 for 16,500 options granted in 2002 and $112,000 for 42,000 options granted in 2005.

The weighted average fair market value per share was $2.77 for options granted in 2002 and $4.41 for options granted in 2005. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.07 in 2002 and $0.12 in 2005, risk-free interest rate of 1.58% in 2002 and 4.20% in 2005, volatility of 37.73% in 2002 and 25.81% in 2005, and an expected life of 10 years for both years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of March 31, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	58,500	$3.95
Granted in 2006	-	-
Vested in 2006	-	-
Forfeited in 2006	-	-
Non-vested at March 31, 2006	58,500	$3.95

During 2006, 39,750 options were exercised, with total proceeds paid to the Company of $124,000. The excess of the fair value of the stock issued upon option exercise over the exercise price was $559,000. The Company recognized a tax benefit of $55,000 on option exercises during 2006. A summary of the status of the Company’s Stock Option Plan as of March 31, 2006, and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	205,750	$7.61
Granted in 2006	-	-
Vested in 2006	-	-
Exercised in 2006	(39,750)	3.13
Forfeited in 2006	-	-
Outstanding at March 31, 2006	166,000	$8.69	4.3	$1,484
Exercisable at March 31, 2006	107,500	$4.95	2.3	$1,349

In prior years, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan(s). Accordingly, no compensation cost was recognized in prior years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 in prior years.

	For the quarters ended March 31,
In thousands of dollars	2006	2005
Net income
As reported	$2,978	$2,995
Value of option grants, net of tax	-	120
Pro forma	$2,978	$2,875
Basic earnings per share
As reported	$0.30	$0.32
Value of option grants, net of tax	-	0.01
Pro forma	$0.30	$0.31
Diluted earnings per share
As reported	$0.30	$0.31
Value of option grants, net of tax	-	0.01
Pro forma	$0.30	$0.30

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2006 and 2005:

	Income	Shares	Per-Share
In thousands, except for number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2006
Net income as reported	$2,978
Basic EPS: Income available to common shareholders	$2,978	9,857,326	$0.30
Effect of dilutive securities: incentive stock options		84,829
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,978	9,942,155	$0.30
For the three months ended March 31, 2005
Net income as reported	$2,995
Basic EPS: Income available to common shareholders	$2,995	9,474,770	$0.32
Effect of dilutive securities: incentive stock options		146,222
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,995	9,620,992	$0.31

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

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated post-retirement benefit obligation and funded status:

	At March 31,
In thousands of dollars	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$1,705	$531
Plan assumed in FNB acquisition	-	1,189
Service cost	3	3
Interest cost	30	31
Benefits paid	(32)	(48)
Actuarial gain	-	-
Benefit obligation at end of period	1,706	1,706
Funded status
Benefit obligation at end of period	(1,706)	(1,706)
Unamortized prior service cost	(11)	29
Unamortized net actuarial loss	56	40
Unrecognized transition obligation	201	225
Accrued benefit cost	$(1,460)	$(1,412)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
In thousands of dollars	2006	2005
Components of net periodic benefit cost
Service cost	$3	$3
Interest cost	30	31
Amortization of unrecognized transition obligation	7	12
Amortization of prior service cost	(1)	1
Amortization of accumulated losses	2	1
Net periodic benefit cost	$41	$48

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2006 is $128,000. For years ending 2007 through 2010 the estimated amount of benefits to be paid is $152,000 per year, and the total estimated amount of benefits to be paid for years ended 2011 through 2015 is $1,032,000. Plan expense for 2006 is estimated to be $175,000.

Note 6 – Goodwill

As of March 31, 2006, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Pro-Forma Financial Information

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

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company's stock for the 30-day period ending January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were outstanding options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Unexercised options not converted were paid cash at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

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

The transaction was accounted for as a purchase and the operations of FNB are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

The pro forma statements of income in the following table show how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented. Management has made adjustments to incorporate FNB’s results for the entire year in 2005.

	For the three months ended March 31,
In thousands of dollars, except share and per share information	2006	2005
Interest income	$14,812	$11,277
Interest expense	7,064	3,561
Net interest income	7,748	7,716
Provision for loan losses	250	-
Net interest income after provision for loan losses	7,498	7,716
Other operating income	2,073	1,807
Other operating expense	5,434	5,600
Income before income taxes	4,137	3,923
Applicable income taxes	1,159	1,103
Net Income	$2,978	$2,820
Operating Statistics
Basic earnings per share	$0.30	$0.29
Diluted earnings per share	$0.30	$0.28
Cash dividends declared per share	$0.145	$0.125
Dividend payout ratio	48.33%	43.10%
Return on average assets	1.15%	1.27%
Return on average equity	11.56%	12.11%
Return on average tangible equity	15.74%	16.08%
Efficiency ratio (tax equivalent)	52.60%	56.07%

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation and Subsidiary

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, the valuation of mortgage servicing rights, and goodwill. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.

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

Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under SFAS No. 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.

Acquired Assets and Liabilities. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value. Management prepares the valuation analyses, which are then reviewed by the Board of Directors of the Company.

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using accounting principles generally accepted in the United States of America (GAAP) which, under the purchase method of accounting, exclude FNB Bankshares results prior to the closing date of the acquisition on January 14, 2005. This discussion also includes pro-forma information which shows how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a presentation of pro-forma results, see Note 7 to the Consolidated Financial Statements – Pro-Forma Financial Information).

Executive Summary

Net income for the three months ended March 31, 2006 was $2,978,000, a decrease of 0.6% from net income of $2,995,000 for the comparable period of 2005. The Company's decrease in net income for the three months ended March 31, 2006 in comparison to the same period in 2005 was due to the current flat yield curve, the seasonal shift in our funding mix resulting in lower-cost core deposits being replaced by higher-cost sources of funding, and loan growth being less robust than we have seen in prior quarters. Fully diluted earnings per share for the three months ended March 31, 2006 were $0.30, a 3.2% decrease from the $0.31 reported for the first quarter of 2005.

On a pro-forma basis, net income for the three months ended March 31, 2006, was $2,978,000, an increase of $158,000 or 5.6% over pro-forma net income of $2,820,000 for the first three months of 2005. Pro-forma fully diluted earnings per share for the first three months of 2006 were $0.30, an increase of $0.02 or 7.1% over the $0.28 calculated for the first three months of 2005.

Net Interest Income

Total interest income of $14,812,000 for the three months ended March 31, 2006, is a 35.9% increase from total interest income of $10,896,000 in the comparable period of 2005. This increase was due to rising interest rates which resulted in higher asset yields in 2006 compared to 2005. Total interest expense of $7,064,000 for the first three months of 2006 is a 104.6% increase from total interest expense of $3,453,000 for the first three months of 2005. This was a direct result of the rising interest rate climate and increased volume in certificates of deposit. Growth in earning assets resulted in net interest income increasing 4.1% to $7,748,000 for the three months ended March 31, 2006, from the $7,443,000 reported for the same period in 2005.

The Company's net interest margin on a tax-equivalent basis decreased from 3.99% in the first three months of 2005 to 3.46% for the three months ended March 31, 2006 due to the current flat yield curve and liability costs increasing at a faster rate than the yield on assets. These results are consistent with the Company's expectations for changes in its net interest margin in the current rate environment.

Tax-exempt interest income amounted to $879,000 and $763,000 for the three months ended March 31, 2006 and 2005, respectively. Tax equivalency is calculated using a 35% effective tax rate. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2006 and 2005:

	For the three months ended March 31,
	2006	2005
Net interest income as presented	$7,748	$7,443
Effect of tax-exempt income	474	411
Net interest income, tax equivalent	$8,222	$7,854

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2006 and 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Three months ended March 30,	2006		2005
Dollars in thousands	Amount of interest	Average yield/rate	Amount of interest	Average yield/rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ -	0.00%
Investments	2,659	5.84%	2,110	5.59%
Loans held for sale	8	5.96%	-	0.00%
Loans	12,619	6.56%	9,197	5.78%
Total interest-earning assets	15,286	6.42%	11,307	5.75%
Interest-bearing liabilities
Deposits	5,119	3.04%	2,212	1.77%
Other borrowings	1,945	4.10%	1,241	2.48%
Total interest-bearing liabilities	7,064	3.27%	3,453	1.97%
Net interest income	$ 8,222		$ 7,854
Interest rate spread		3.15%		3.77%
Net interest margin		3.46%		3.99%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 compared to 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Three months ended March 31, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ -	$ -	$ -
Investment securities	435	94	20	549
Loans held for sale	-	-	8	8
Loans	1,931	1,233	258	3,422
Total interest income	2,366	1,327	286	3,979
Interest expense
Deposits	774	1,580	553	2,907
Other borrowings[2]	(65)	811	(42)	704
Total interest expense	709	2,391	511	3,611
Change in net interest income	$ 1,657	$(1,064)	$ (225)	$ 368

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Net interest income of $7,748,000 for the first three months of 2006 was an increase of $32,000 or 0.4% over pro-forma net interest income of $7,716,000 for the first three months of 2005. The growth in earning assets was offset by margin compression as a result of the flat yield curve.

Provision for Loan Losses

A $250,000 provision to the allowance for loan losses was made during the first three months of 2006, compared to no provision made for the same period of 2005. The increase in provision is a result of increased volume in loans during 2006 and the Company’s calculation of the adequacy of its allowance for loan losses as of March 31, 2006.

Non-Interest Income

Non-interest income was $2,073,000 for the three months ended March 31, 2006, an increase of 24.7% from the $1,663,000 reported for the first three months of 2005. The increase in non-interest income was primarily due to significant increases in investment management and fiduciary income as well as increased levels of revenue on deposit accounts. On a pro-forma basis, non-interest income increased by $265,000 or 14.7% from $1,808,000 in 2005 to $2,073,000 in 2006. Although investment management and fiduciary income increased by 21.7%, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market.

Non-Interest Expense

Non-interest expense of $5,434,000 for the three months ended March 31, 2006, is an increase of 10.8% over non-interest expense of $4,906,000 for the first three months of 2005. This was due to amortization of identified intangibles relating to the FNB Bankshares acquisition as well as other operating expenses. Included in non-interest expense in 2006 was a pre-tax charge of $145,000 for losses related to email fraud perpetrated on certain customers of the Bank. Under Federal Reserve Regulation E, any losses sustained by consumers involving activity such as this are required to be borne by the financial institution.

On a pro-forma basis, non-interest expense decreased by $166,000 or 3.0% during the first three months of 2006 compared to the first three months of 2005. This decline was attributable to lower employee costs through attrition and savings from outsourced services that were absorbed into existing in-house operations. In Management's opinion, this decrease in non-interest expense on a pro-forma basis is indicative of the cost savings which the Company is realizing as a result of the FNB Bankshares acquisition.

Income Taxes

Income taxes on operating earnings decreased to $1,159,000 for the first three months of 2006 from $1,205,000 for the same period a year ago. The decrease is in line with the decrease in pre-tax income.

Investments

The Company's investment portfolio increased by $3.9 million or 2.1% to $187.9 million between December 31, 2005, and March 31, 2006. At March 31, 2006, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.5 million. Between March 31, 2005, and March 31, 2006, the Company's investment portfolio increased by $31.7 million or 20.3%. This was due to increased investing activities.

Loans

Loans grew by $19.0 million or 2.5% during the first three months of 2006. The growth in commercial loans was $11.1 million or 3.5% and municipal loans increased $0.5 million or 2.4%. The residential mortgage portfolio increased by $8.0 million or 2.5%, and home equity lines of credit decreased $2.9 million or 3.4% year-to-date. Between March 31, 2005 and March 31, 2006, the loan portfolio increased $108.6 million or 15.9%, as a result of strong customer demand.

Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the adequacy of the allowance for loan losses.

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

Credit quality of the commercial portfolios is quantified by a credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of the commercial loan portfolio are also assessed on a regular basis by an independent loan review consulting firm. Ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies are also performed. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon Management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2006, impaired loans with specific reserves totaled $645,000 (all of these loans were on non-accrual status) and the amount of such reserves were $353,000.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of March 31, 2006. As of that date, the balance of $6,131,000 was 0.77% of total loans, compared to 0.79% at December 31, 2005 and 0.96% at March 31, 2005. Loans considered to be impaired according to SFAS 114/118 totaled $4,073,000 at March 31, 2006 compared to $3,081,000 at December 31, 2005. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2006, was $353,000 compared to $392,000 at December 31, 2005.

In Management's opinion, the level of the Company's allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank's loan portfolio has a higher percentage of residential mortgage loans than peers, and the overall credit quality of the portfolio and historically low level of chargeoffs support this.

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. Management believes that the products and services offered in FNB’s market have been enhanced by the combination of the two companies, providing a larger capacity to lend money and a stronger overall funding base. In 2005, the combined entity realized approximately $1.0 million in initial cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs.

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

The following table shows the adjusted fair value of assets and liabilities recorded on the Company’s balance sheet from the FNB acquisition, including the associated goodwill in the transaction:

In thousands of dollars
Assets
Cash and due from banks	$ 6,963
Investments	26,562
Loans held for sale (fair value approximates cost)	591
Loans	185,357
Less: allowance for loan losses	(2,164)
Net loans	183,193
Bank premises and equipment	7,767
Goodwill	27,559
Other assets	9,311
Total Assets	$ 261,946
Liabilities & Shareholders’ Equity
Deposits	$ 192,860
Borrowed funds	17,044
Other liabilities	4,086
Total liabilities	213,990
Shareholders’ equity	47,956
Total Liabilities & Shareholders’ Equity	$ 261,946

The majority of the $1,830,000 difference between actual goodwill booked and the $26,005,000 of goodwill estimated in the Company’s December 31, 2004 financial statements was due to deferred income taxes. During the fourth quarter of 2005, goodwill and other liabilities were reduced by $276,000, net of tax, as a result of changes in employment continuity agreements with FNB employees who became employees of the Bank, which resulted in lower reserves for the these agreements.

Deposits

During the first three months of 2006, total deposits increased by $36.7 million or 5.1% over December 31, 2005. Although core deposits (demand, NOW, savings and money market accounts) decreased by $27.6 million or 6.8% in the first three months of 2006), during the same period, certificates of deposit increased $64.3 million or 21.1%. Between March 31, 2005, and March 31, 2006, deposits grew by 23.8%, or $144.5 million. Demand deposits grew $4.1 million, money market accounts grew $4.5 million and certificates of deposit also grew by $147.5 million, while NOW accounts decreased by $4.3 million, and savings decreased by $7.3 million. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was from wholesale and brokered sources. The Company saw a decline in core deposits in the first three months of 2006 due to the seasonality of deposit flows.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2006, borrowed funds decreased by $21.0 million or 9.8% from December 31, 2005, as a result of the deposit growth previously noted. Between March 31, 2005 and March 31, 2006, borrowed funds decreased $8.7 million or 4.3%.

Shareholders' Equity

Shareholders' equity as of March 31, 2006 was $104.6 million, compared to $103.4 million as of December 31, 2005. The Company's earnings performance in the first three months of 2006, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.2 million from December 31, 2005, as a result of a recent rise in interest rates.

In 2006, a cash dividend of 14.5 cents per share was declared in the first quarter compared to 12.5 cents in the first quarter of 2005. The dividend payout ratio was 48.33% in the first quarter of 2006 compared to 39.06% in the first quarter of 2005. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2006 is this year's net income plus $9.8 million.

Regulatory leverage capital ratios for the Company were 7.44% and 7.66% at March 31, 2006 and December 31, 2005, respectively. The Company had a tier one risk-based capital ratio of 10.71% and tier two risk-based capital ratio of 11.57% at March 31, 2006, compared to 10.74% and 11.61%, respectively, at December 31, 2005. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2006 the Company had repurchased 209,123 shares under the new repurchase plan at an average price of $17.27.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the three-month periods ended March 31, 2006 and 2005.

	For the three months Ended March 31,
In thousands of dollars	2006	2005
Assets
Cash and due from banks	$ 20,401	$ 19,574
Interest-bearing deposits	-	3
Investments
U.S. Treasury securities & government agency securities	87,597	63,840
Obligations of states and political subdivisions	56,048	46,260
Other securities	40,881	42,903
Total investments	184,526	153,003
Loans held for sale	133	-
Loans
Commercial	317,830	252,809
Consumer	40,323	33,431
State and municipal	20,509	22,014
Real estate	401,569	336,590
Total loans	780,231	644,844
Allowance for loan losses	(6,168)	(6,475)
Net loans	774,063	638,369
Premises and equipment	16,629	15,713
Goodwill	27,684	14,831
Other assets	29,712	23,318
Total assets	1,053,148	$864,811
Liabilities and shareholders' equity
Deposits
Demand	58,668	$54,101
NOW	101,578	96,504
Money market	127,002	107,262
Savings	106,711	104,955
Certificates of deposit	143,978	116,334
Certificates of deposit over $100,000	204,419	81,450
Total deposits	742,356	560,606
Borrowed funds	192,375	202,959
Other liabilities	13,983	9,462
Total liabilities	948,714	773,027
Common stock	100	95
Additional paid-in capital	47,686	41,957
Retained earnings	55,915	47,548
Unrealized gain/loss on available-for-sale securities	733	2,184
Total shareholders' equity	104,434	91,784
Total liabilities and shareholders' equity	$ 1,053,148	$ 864,811

Non-Performing Assets

At March 31, 2006, loans on non-accrual status totaled $4.1 million, which compares to non-accrual loans of $3.1 million as of December 31, 2005. In addition to loans on non-accrual status at March 31, 2006, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $314,000 which compares to $325,000 as of December 31, 2005. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2006:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$194,172	167,181	9,000	17,773	218
Operating leases	615	139	291	132	53
Certificates of deposit	369,819	312,186	44,234	13,399	-
Total	$564,606	479,506	53,525	31,304	271
Total loan commitments and unused lines of credit	$147,562	147,562	-	-	-

Liquidity Management

As of March 31, 2006 the Bank had primary sources of liquidity of $206.6 million. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The Bank's cumulative one-year gap, at March 31, 2006, was –14.80% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of March 31, 2006 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$19,800	$27,288	$83,702	$55,871
Loans held for sale	-	-	-	-
Loans	294,688	119,763	303,304	73,560
Other interest-earning assets	-	-	-	8,281
Non-rate-sensitive assets	71	213	1,120	43,338
Total assets	314,559	147,264	388,126	181,050
Interest-bearing deposits	347,678	91,708	56,925	195,875
Borrowed funds	162,306	7,628	24,090	149
Non-rate-sensitive liabilities and equity	1,281	3,843	20,496	119,020
Total liabilities and equity	511,265	103,179	101,511	315,044
Period gap	$(196,706)	$44,085	$286,615	$(133,994)
Percent of total assets	-19.08%	4.28%	27.80%	-13.00%
Cumulative gap (current)	(196,706)	(152,621)	133,994	-
Percent of total assets	-19.08%	-14.80%	13.00%	0.00%

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

The Bank's most recent simulation model projects net interest income would increase by approximately 6.71% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 8.49% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 19.46% in a falling-rate scenario and decrease by 13.13% in a rising rate scenario when compared to the year-one base scenario.

A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2006 is presented in the following table:

Changes in Net Interest Income	2006

Year 1

Projected change if rates decrease by 2.0%	+6.71%
Projected change if rates increase by 2.0%	-8.49%

Year 2

Projected change if rates decrease by 2.0%	+19.46%
Projected change if rates increase by 2.0%	-13.13%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2006. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2006, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2006, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in the near term and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. During the first three months of 2006, 3,327 shares were issued pursuant to this Plan, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2006	598	$17.44	$10,000
February 2006	2,275	17.51	40,000
March 2006	454	17.55	8,000
Total	3,327	$17.51	$58,000

b. None

c. On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2006 the Company had repurchased 209,123 shares under the new repurchase plan at an average price of $17.27. Repurchases during the quarter ended March 31, 2006, are detailed in the following table.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January	26	16.89	26	73,738
February	21,025	17.77	21,025	52,713
March	11,836	17.58	11,836	40,877
Total	32,887	17.70	32,887	40,877

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

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

Exhibit 10.4 Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on January 31, 2005.

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

Date: May 10, 2006

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: May 10, 2006