Form 10-Q
period 2006-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2006-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2006

Common Stock: 9,823,171 shares

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
Note 1 – Basis of Presentation 7
Note 2 – Common Stock 7
Note 3 – Stock Options 7
Note 4 – Earnings Per Share 9
Note 5 – Postretirement Benefit Plans	10
Note 6 – Goodwill	10
Note 7 – Reclassifications	10
Note 8 – Pro-Forma Financial Information	11
Note 9 – Impact of Recently Issued Accounting Standards	12
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Critical Accounting Policies	13
GAAP vs. Pro-Forma Results	13
Executive Summary	14
Net Interest Income	14
Provision for Loan Losses	17
Non-Interest Income	17
Non-Interest Expense	17
Income Taxes	17
Investments	17
Loans	17
Allowance for Loan Losses	18
Non-Performing Assets	19
Goodwill	19
Deposits	20
Borrowed Funds	20
Shareholders' Equity	20
Average Daily Balance Sheets	21
Off-Balance Sheet Financial Instruments	22
Sale of Loans	22
Contractual Obligations	22
Liquidity Management	22
Forward-Looking Statements	22
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23
Market-Risk Management	23
Asset/Liability Management	23
Interest Rate Risk Management	24
Item 4: Controls and Procedures	25
Part II – Other Information	26
Item 1 – Legal Proceedings & Risk Factors	26
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3 – Default Upon Senior Securities	27
Item 4 – Submission of Matters to a Vote of Security Holders	27
Item 5 – Other Information	27
Item 6 – Exhibits	28

Signatures	29

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2006	2005	2006	2005

Summary of Operations
Operating Income	$ 35,078	$ 27,082	$ 18,193	$ 14,522
Operating Expense	26,519	18,524	13,769	10,166
Net Interest Income	15,242	15,409	7,495	7,964
Provision for Loan Losses	600	100	350	100
Net Income	6,148	6,130	3,172	3,133
Per Common Share Data
Basic Earnings per Share	$ 0.62	$ 0.63	$ 0.32	$ 0.32
Diluted Earnings per Share	0.62	0.62	0.32	0.31
Cash Dividends Declared	0.295	0.255	0.150	0.130
Book Value	10.76	10.24	10.76	10.24
Market Value	16.83	17.00	16.83	17.00
Financial Ratios
Return on Average Equity[1]	11.83%	12.89%	12.10%	12.57%
Return on Average Tangible Equity[1]	16.07%	17.59%	16.42%	17.44%
Return on Average Assets[1]	1.17%	1.37%	1.19%	1.33%
Average Equity to Average Assets	9.86%	10.62%	9.81%	10.62%
Average Tangible Equity to Average Assets	7.26%	7.78%	7.23%	7.65%
Net Interest Margin Tax-Equivalent[1]	3.33%	3.95%	3.21%	3.92%
Dividend Payout Ratio	47.58%	40.48%	46.88%	40.63%
Allowance for Loan Losses/Total Loans	0.73%	0.91%	0.73%	0.91%
Non-Performing Loans to Total Loans	0.31%	0.35%	0.31%	0.35%
Non-Performing Assets to Total Assets	0.23%	0.26%	0.23%	0.26%
Efficiency Ratio[2]	50.80%	52.26%	48.99%	53.33%
At Period End
Total Assets	$1,100,583	$ 958,572	$1,100,583	$ 958,572
Total Loans	825,699	718,376	825,699	718,376
Total Investment Securities	189,718	160,041	189,718	160,041
Total Deposits	786,961	672,254	786,961	672,254
Total Shareholders’ Equity	105,630	100,572	105,630	100,572

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2006 and 2005, for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

August 4, 2006

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	June 30,	December 31,	June 30,
In thousands of dollars, except per share amounts	2006	2005	2005
Assets
Cash and due from banks	$ 22,606	$ 25,982	$ 22,080
Overnight funds sold	-	-	-
Securities available for sale	50,486	54,743	52,348
Securitied to be held to maturity (market values $136,317 at June 30, 2006, $128,563 at December 31, 2005, and $108,639 at June 30, 2005)	139,232	129,238	107,693
Loans held for sale (fair value approximates cost)	240	-	412
Loans	825,699	772,338	718,376
Less: allowance for loan losses	6,021	6,086	6,518
Net loans	819,678	766,252	711,858
Accrued interest receivable	6,904	5,005	5,492
Premises and equipment	16,285	16,712	16,949
Other real estate owned	1,413	-	-
Goodwill	27,684	27,684	27,960
Other assets	16,055	16,593	13,780
Total Assets	$1,100,583	$1,042,209	$ 958,572
Liabilities
Demand deposits	$ 60,941	$ 62,109	$ 56,421
NOW deposits	102,618	109,124	106,105
Money market deposits	110,313	127,630	110,463
Savings deposits	99,176	109,615	111,990
Certificates of deposit	161,418	126,444	127,708
Certificates $100,000 and over	252,495	179,042	159,567
Total deposits	786,961	713,964	672,254
Borrowed funds	196,649	215,189	177,729
Other liabilities	11,343	9,604	8,017
Total Liabilities	994,953	938,757	858,000
Shareholders' Equity
Common stock	99	99	99
Additional paid-in capital	46,917	47,718	48,220
Retained earnings	58,202	54,901	50,773
Net unrealized gains on securities available for sale	412	734	1,480
Total Shareholders' Equity	105,630	103,452	100,572
Total Liabilities & Shareholders' Equity	$1,100,583	$1,042,209	$ 958,572

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,817,897	9,832,777	9,819,801
Book value per share	$ 10.76	$ 10.52	$ 10.24

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months		For the quarters
In thousands of dollars,	ended June 30,		ended June 30,
except per share amounts	2006	2005	2006	2005
Interest income
Interest and fees on loans	$25,910	$19,462	$13,403	$10,377
Interest on deposits with other banks	-	5	-	5
Interest and dividends on investments	4,735	3,724	2,430	1,912
Total interest income	30,645	23,191	15,833	12,294
Interest expense
Interest on deposits	11,053	5,067	5,933	2,856
Interest on borrowed funds	4,350	2,715	2,405	1,474
Total interest expense	15,403	7,782	8,338	4,330
Net interest income	15,242	15,409	7,495	7,964
Provision for loan losses	600	100	350	100
Net interest income after provision for loan losses	14,642	15,309	7,145	7,864
Non-interest income
Investment management and fiduciary income	973	819	477	420
Service charges on deposit accounts	1,350	1,151	728	663
Mortgage origination and servicing income	252	375	169	247
Other operating income	1,858	1,546	986	898
Total non-interest income	4,433	3,891	2,360	2,228
Non-interest expense
Salaries and employee benefits	5,170	5,474	2,508	2,848
Occupancy expense	757	697	382	348
Furniture and equipment expense	997	1,035	492	581
Amortization of identified intangibles	142	129	71	70
Other operating expense	3,450	3,307	1,628	1,889
Total non-interest expense	10,516	10,642	5,081	5,736
Income before income taxes	8,559	8,558	4,424	4,356
Applicable income taxes	2,411	2,428	1,252	1,223
NET INCOME	$ 6,148	$ 6,130	$ 3,172	$ 3,133

Earnings per common share:
Basic earnings per share	$ 0.62	$ 0.63	$ 0.32	$ 0.32
Diluted earnings per share	$ 0.62	$ 0.62	$ 0.32	$ 0.31
Cash dividends declared per share	$ 0.295	$ 0.255	$ 0.150	$ 0.130
Weighted average number of shares outstanding	9,847,364	9,662,951	9,837,416	9,849,065
Incremental shares	84,144	151,800	83,461	150,741

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gains on securities available for sale	Treasury stock	Total shareholders' equity

Balance at December 31, 2004	7,356,836	$ 74	$ 3,973	$ 46,809	$ 1,959	$ -	$ 52,815
Net income	-	-	-	6,130	-	-	6,130
Net unrealized loss on securities available for sale, net of tax benefit of $247	-	-	-	-	(479)	-	(479)
Comprehensive income	-	-	-	6,130	(479)	-	5,651
Cash dividends declared	-	-	-	(2,515)	-	-	(2,515)
Payment to repurchase common stock	(121,977)	(1)	(2,057)	-	-	-	(2,058)
Proceeds from sale of common stock	120,344	1	943	-	-	-	944
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	349	-	-	349
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at June 30, 2005	9,819,801	$ 99	$ 48,220	$ 50,773	$ 1,480	$ -	$ 100,572

Balance at December 31, 2005	9,832,777	$ 99	$ 47,718	$ 54,901	$ 734	$ -	$ 103,452
Net income	-	-	-	6,148	-	-	6,148
Net unrealized loss on securities available for sale, net of tax benefit of $156	-	-	-	-	(322)	-	(322)
Comprehensive income	-	-	-	6,148	(322)	-	5,826
Cash dividends declared	-	-	-	(2,902)	-	-	(2,902)
Payment to repurchase common stock	(72,139)	-	(1,227)	-	-	-	(1,227)
Proceeds from sale of common stock	57,259	-	426	-	-	-	426
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	-	55
Balance at June 30, 2006	9,817,897	$ 99	$ 46,917	$ 58,202	$ 412	$ -	$ 105,630

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For six months ended June 30,
In thousands of dollars	2006	2005
Cash flows from operating activities
Net income	$ 6,148	$ 6,130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	683	657
Provision for loan losses	600	100
Loans originated for resale	(7,429)	(12,254)
Proceeds from sales and transfers of loans	7,189	12,433
Net loss on sale of other real estate owned	(28)	-
Net increase in other assets and accrued interest	(1,503)	(1,880)
Net increase in other liabilities	1,798	2,002
Net amortization (accretion) of premiums (discounts) on investments	(66)	206
Net acquisition amortization	130	98
Net cash provided by operating activities	7,522	7,492
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	3,804	1,469
Proceeds from maturities, payments and calls of securities to be held to maturity	5,450	16,005
Proceeds from sales of other real estate owned	562	-
Purchases of securities available for sale	(8)	(683)
Purchases of securities to be held to maturity	(15,395)	(24,243)
Net increase in loans	(56,059)	(55,321)
Capital expenditures	(256)	(778)
Cash for acquisition, net of cash acquired	-	3,493
Net cash used in investing activities	(61,902)	(60,058)
Cash flows from financing activities
Net increase (decrease) in demand deposits, savings, money market and club accounts	(35,430)	6,603
Net increase in certificates of deposit	108,514	103,006
Repayment on long-term borrowings	-	(37,118)
Net decrease in short-term borrowings	(18,529)	(9,384)
Payments to repurchase common stock	(1,227)	(2,058)
Proceeds from sale of common stock	426	944
Tax benefit from disqualifying disposition of stock options	55
Dividends paid	(2,805)	(2,117)
Net cash provided by financing activities	51,004	59,876
Net increase (decrease) in cash and cash equivalents	(3,376)	7,310
Cash and cash equivalents at beginning of period	25,982	14,770
Cash and cash equivalents at end of period	$ 22,606	$ 22,080
Interest paid	$ 14,762	$ 7,507
Income taxes paid	1,943	2,150
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax benefit	$ (322)	$ (479)
Net transfers from loans to other real estate owned	1,947	-
Fair value of assets acquired	-	234,355
Less liabilities assumed	-	213,367

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financials Statements

First National Lincoln Corporation and Subsidiary

Note 1 – Basis of Presentation

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (FNB) of Bar Harbor, Maine, and operating results include the effect of the FNB acquisition only after the closing date (see Note 8 – Pro-Forma Financial Information).

The income reported for the 2006 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Note 2 – Common Stock

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2006, the Company had repurchased 248,375 shares under the new repurchase plan at an average price of $17.15.

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

In addition, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share as a result of the FNB acquisition. As of June 30, 2006, all options converted as a result of the FNB acquisition had been exercised.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $19,000 in compensation cost, net of $11,000 in taxes, is included in the Company’s financial statements for the current year. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 3.8 years is $131,000, net of taxes of $70,000, which is comprised of $22,000 for 16,500 options granted in 2002 and $109,000 for 42,000 options granted in 2005, net of taxes of $12,000 and $58,000, respectively.

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

The following table summarizes the status of the Company’s non-vested options as of June 30, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	58,500	$3.95
Granted in 2006	-	-
Vested in 2006	-	-
Forfeited in 2006	-	-
Non-vested at June 30, 2006	58,500	$3.95

During 2006, 39,750 options were exercised, with total proceeds paid to the Company of $124,000. The excess of the fair value of the stock issued upon option exercise over the exercise price was $559,000. The Company recognized a tax benefit of $55,000 on disqualifying dispositions related to stock option exercises during 2006. A summary of the status of the Company’s Stock Option Plan as of June 30, 2006, and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	205,750	$7.61
Granted in 2006	-	-
Vested in 2006	-	-
Exercised in 2006	(39,750)	3.13
Forfeited in 2006	-	-
Outstanding at June 30, 2006	166,000	$8.69	4.0	$1,401
Exercisable at June 30, 2006	107,500	$4.95	2.0	$1,277

In prior years, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan(s). Accordingly, no compensation cost was recognized in prior years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in prior years.

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2006	2005	2006	2005
Net income
As reported	$6,148	$6,130	$3,172	$3,133
Value of option grants, net of tax	-	129	-	-
Pro forma	$6,148	$6,001	$3,172	$3,133
Basic earnings per share
As reported	$ 0.62	$ 0.63	$ 0.32	$ 0.32
Value of option grants, net of tax	-	0.01	-	-
Pro forma	$ 0.62	$ 0.62	$ 0.32	$ 0.32
Diluted earnings per share
As reported	$ 0.62	$ 0.62	$ 0.32	$ 0.31
Value of option grants, net of tax	-	0.01	-	-
Pro forma	$ 0.62	$ 0.61	$ 0.32	$ 0.31

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2006 and 2005:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2006
Net income as reported	$6,148
Basic EPS: Income available to common shareholders	$6,148	9,847,364	$0.62
Effect of dilutive securities: incentive stock options		84,144
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,148	9,931,508	$0.62
For the six months ended June 30, 2005
Net income as reported	$6,130
Basic EPS: Income available to common shareholders	$6,130	9,662,951	$0.63
Effect of dilutive securities: incentive stock options		151,800
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,130	9,814,751	$0.62

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended June 30, 2006 and 2005:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2006
Net income as reported	$3,172
Basic EPS: Income available to common shareholders	$3,172	9,837,416	$0.32
Effect of dilutive securities: incentive stock options		83,461
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,172	9,920,877	$0.32
For the quarter ended June 30, 2005
Net income as reported	$3,133
Basic EPS: Income available to common shareholders	$3,133	9,849,065	$0.32
Effect of dilutive securities: incentive stock options		150,741
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,133	9,999,806	$0.31

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

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated post-retirement benefit obligation and funded status:

	At June 30,
In thousands of dollars	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,705	$ 531
Plan assumed in FNB acquisition	-	1,392
Service cost	6	7
Interest cost	60	62
Benefits paid	(43)	(95)
Actuarial gain	-	-
Benefit obligation at end of period	1,728	1,897
Funded status
Benefit obligation at end of period	(1,728)	(1,897)
Unamortized prior service cost	(11)	232
Unamortized net actuarial loss	56	40
Unrecognized transition obligation	193	214
Accrued benefit cost	$ (1,490)	$ (1,411)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 6	$ 7	$ 3	$ 4
Interest cost	60	62	30	31
Amortization of unrecognized transition obligation	15	23	8	11
Amortization of prior service cost	(2)	2	(1)	1
Amortization of accumulated losses	3	3	1	2
Net periodic benefit cost	$ 82	$ 97	$ 41	$ 49

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The estimated amount of benefits to be paid in 2006 is $128,000. For years ending 2007 through 2010 the estimated amount of benefits to be paid is $152,000 per year, and the total estimated amount of benefits to be paid for years ended 2011 through 2015 is $1,032,000. Plan expense for 2006 is estimated to be $175,000.

Note 6 – Goodwill

As of March 31, 2006, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or income statement presentations.

Note 8 – Pro-Forma Financial Information

On August 25, 2004, the Company entered into an agreement to acquire FNB Bankshares (FNB) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. This acquisition was completed on January 14, 2005. In its 2004 Strategic Plan, the Company identified certain markets in which it would consider future growth opportunities, including the area served by FNB Bankshares. Management expects that the products and services available in the FNB Bankshares market area will be enhanced as a result of the combination of the two companies, and that this will also provide a larger capacity to lend money and a stronger overall funding base.

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company's stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company's stock for the 30-day period ended January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were outstanding options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Unexercised options not converted were paid cash at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

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

In thousands of dollars,	For six months ended June 30,		For quarters ended June 30,
except share and per share information	2006	2005	2006	2005
Interest income	$ 30,645	$ 23,572	$ 15,833	$ 12,294
Interest expense	15,403	7,890	8,338	4,330
Net interest income	15,242	15,682	7,495	7,964
Provision for loan losses	600	100	350	100
Net interest income after provision for loan losses	14,642	15,582	7,145	7,864
Other operating income	4,433	4,035	2,360	2,228
Other operating expenses	10,516	11,336	5,081	5,736
Income before income taxes	8,559	8,281	4,424	4,356
Applicable income taxes	2,411	2,326	1,252	1,223
Net Income	$ 6,148	$ 5,955	$ 3,172	$ 3,133
Operating Statistics
Basic earnings per share	$ 0.62	$ 0.62	$ 0.32	$ 0.32
Diluted earnings per share	$ 0.62	$ 0.61	$ 0.32	$ 0.31
Cash dividends declared per share	$ 0.295	$ 0.255	$ 0.150	$ 0.130
Dividend payout ratio	47.58%	41.13%	46.88%	40.63%
Return on average assets	1.17%	1.32%	1.19%	1.33%
Return on average equity	11.83%	12.43%	12.10%	12.57%
Return on average tangible equity	16.07%	16.93%	16.42%	17.44%
Efficiency ratio (tax equivalent)	50.79%	54.53%	48.99%	53.63%

Note 9 – Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company’s financial statements.

The FASB has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between the SFAS and certain SEC rules and regulations. The Company adopted SFAS No. 123(R) and applied the guidance in SAB 107 in the financial statements for the period ended March 31, 2006, the effect of which was limited to disclosure in Note 3 of the Company’s financial statements.

In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

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

Mortgage Servicing Rights. The valuation of mortgage servicing rights also requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through sale of loans and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm that specializes in the valuation of mortgage servicing rights to determine the fair value, which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. The Company’s assumptions are adjusted periodically to reflect current circumstances. Stratifying rights determine impairment by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation for both mortgage servicing rights and impairment.

Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under SFAS No. 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.

Acquired Assets and Liabilities. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, premises and equipment, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value. Management prepares the valuation analyses, which are then reviewed by the Board of Directors of the Company.

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using accounting principles generally accepted in the United States of America (GAAP) which, under the purchase method of accounting, exclude FNB Bankshares results prior to the closing date of the acquisition on January 14, 2005. This discussion also includes pro-forma information which shows how the Company's results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a presentation of pro-forma results, see Note 8 to the Consolidated Financial Statements – Pro-Forma Financial Information).

Executive Summary

Net income for the six months ended June 30, 2006 was $6,148,000, an increase of 0.3% over net income of $6,130,000 for the comparable period of 2005. While the company has had excellent growth in earning assets in 2006, liability costs have increased more rapidly than yield on assets. This has led to lower net interest income as a result of margin compression.

Net income for the three months ended June 30, 2006 was $3,172,000, an increase of 1.2% from net income of $3,133,000 for the comparable period of 2005.

On a pro-forma basis, net income for the six months ended June 30, 2006, was $6,148,000, an increase of $193,000 or 3.2% over pro-forma net income of $5,955,000 for the first six months of 2005. Pro-forma fully diluted earnings per share for the first six months of 2006 were $0.62, and increase of $0.01 or 1.6% over the $0.61 reported for the first six months of 2005.

On a pro-forma basis, net income for the three months ended June 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Net Interest Income

Total interest income of $30,645,000 for the six months ended June 30, 2006 is a 32.1% increase from total interest income of $23,191,000 in the comparable period of 2005. Rising interest rates resulted in significantly higher asset yields in 2006 compared to 2005. Total interest expense of $15,403,000 for the first six months of 2006 is a 97.9% increase from total interest expense of $7,782,000 for the first six months of 2005. This was a direct result of the rising interest rate climate and increased volume in certificates of deposit. Net interest income decreased 1.1% to $15,242,000 for the six months ended June 30, 2006, from the $15,409,000 reported for the same period in 2005.

Total interest income of $15,833,000 for the three months ended June 30, 2006, is a 28.8% increase from total interest income of $12,294,000 in the comparable period of 2005. This increase was due to rising interest rates which resulted in higher asset yields in 2006 compared to 2005. Total interest expense of $8,338,000 for the three months ended June 30, 2006, is a 92.6% increase from total interest expense of $4,330,000 in the comparable period of 2005. This was a direct result of the rising interest rate climate and increased volume in certificates of deposit. Net interest income decreased 5.9% to $7,495,000 for the three months ended June 30, 2006, from the $7,964,000 reported for the same period in 2005.

The Company's net interest margin on a tax-equivalent basis decreased from 3.95% in the first six months of 2005 to 3.33% for the six months ended June 30, 2006. For the three months ended June 30, 2006, the Company’s net interest margin was 3.21%, a decrease from the 3.92% in the same period of 2005. This is due to the current flat yield curve and liability costs increasing at a faster rate than the yield on assets. These results are consistent with the Company's expectations for changes in its net interest income in the current rate environment.

Tax-exempt interest income amounted to $1,771,000 and $1,616,000 for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, tax-exempt interest income amounted to $895,000 and $852,000, respectively. Tax equivalency is calculated using a 35% effective tax rate. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2006 and 2005:

	For the six months		For the quarter
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net interest income as presented	$15,242	$15,409	$7,495	$7,964
Effect of tax-exempt income	953	870	482	459
Net interest income, tax equivalent	$16,195	$16,279	$7,977	$8,423

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months ended June 30, 2006 and 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Six months ended June 30,	2006		2005
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ 5	2.81%
Investments	5,441	5.85%	4,359	5.64%
Loans held for sale	1	6.26%	13	7.10%
Loans	26,156	6.64%	19,684	5.88%
Total interest-earning assets	31,598	6.49%	24,061	5.83%
Interest-bearing liabilities
Deposits	11,053	3.23%	5,067	1.90%
Other borrowings	4,350	4.36%	2,715	2.66%
Total interest-bearing liabilities	15,403	3.49%	7,782	2.11%
Net interest income	$16,195		$16,279
Interest rate spread		3.01%		3.73%
Net interest margin		3.33%		3.95%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 compared to 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Six months ended June 30, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (5)	$ (5)	$ 5	$ (5)
Investment securities	889	160	33	1,082
Loans held for sale	(11)	(2)	1	(12)
Loans	3,458	2,564	450	6,472
Total interest income	4,331	2,717	489	7,537
Interest expense
Deposits	1,422	3,564	1,000	5,986
Other borrowings[2]	(63)	1,739	(41)	1,635
Total interest expense	1,359	5,303	959	7,621
Change in net interest income	$ 2,972	$ (2,586)	$ (470)	$ (84)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended June 30, 2006 and 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Quarters ended June 30,	2006		2005
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ 5	2.83%
Investments	2,784	5.86%	2,248	5.70%
Loans held for sale	1	5.79%	10	5.45%
Loans	13,530	6.72%	10,490	5.98%
Total interest-earning assets	16,315	6.56%	12,753	5.93%
Interest-bearing liabilities
Deposits	5,933	3.16%	2,856	1.84%
Other borrowings	2,405	4.60%	1,474	2.84%
Total interest-bearing liabilities	8,338	3.47%	4,330	2.09%
Net interest income	$ 7,977		$ 8,423
Interest rate spread		3.09%		3.84%
Net interest margin		3.21%		3.92%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended June 30, 2006 compared to 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Quarter ended June 30, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (5)	$ (5)	$ 5	$ (5)
Investment securities	454	68	14	536
Loans held for sale	(9)	1	(1)	1
Loans	1,516	1,320	194	3,040
Total interest income	1,956	1,394	212	3,562
Interest expense
Deposits	588	2,064	425	3,077
Other borrowings[2]	6	921	4	931
Total interest expense	594	2,985	429	4,008
Change in net interest income	$ 1,372	$ (1,591)	$ (217)	$ (446)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

On a pro-forma basis, net interest income for the first six months of 2006 was $15,242,000, a decrease of $440,000 or 2.8% compared to net interest income of $15,682,000 for the first six months of 2005. The growth in earning assets was offset by margin compression as a result of the flat yield curve. On a pro-forma basis, net interest income for the three months ended June 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Provision for Loan Losses

A $600,000 provision to the allowance for loan losses was made during the first six months of 2006, compared to a $100,000 provision made for the same period of 2005. The increase in provision is a result of increased volume in loans during 2006 and the Company’s calculation of the adequacy of its allowance for loan losses as of June 30, 2006.

Non-Interest Income

Non-interest income was $4,433,000 for the six months ended June 30, 2006, an increase of 13.9% from the $3,891,000 reported for the first six months of 2005. The increase in non-interest income was primarily due to increases in investment management and fiduciary income as well as increased levels of revenue on deposit accounts. On a pro-forma basis, non-interest income increased by $397,000 or 9.8% from $4,036,000 in 2005 to $4,433,000 in 2006.

Non-interest income was $2,360,000 for the three months ended June 30, 2006, an increase of 5.9% from the $2,228,000 reported in the same period for 2005. Although investment management and fiduciary income increased by 13.6%, income from mortgage origination declined due to higher interest rates and lower levels of loans sold to the secondary market. On a pro-forma basis, non-interest income for the three months ended June 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Non-Interest Expense

Non-interest expense of $10,516,000 for the six months ended June 30, 2006, is a decrease of 1.2% compared to non-interest expense of $10,642,000 for the same period in 2005. This decline was attributable to lower employee costs through attrition as well as a reduction in the accrual for the Company’s Stakeholder bonus program and lower health insurance costs. In addition, savings were realized from outsourced services that were absorbed into existing in-house operations. On a pro-forma basis, non-interest expense decreased by $820,000 or 7.2% during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, with the largest decrease in salaries and employee benefits, which were down by 10.1%.

Non-interest expense of $5,081,000 for the three months ended June 30, 2006, is a decrease of 11.4% compared to non-interest expense of $5,736,000 for the three months ended June 30, 2005. This level of decrease in non-interest expense for the quarter was for the same reasons cited above as well as a decrease in other operating expenses. On a pro-forma basis, non-interest expense for the three months ended June 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Income Taxes

Income taxes on operating earnings were $2,411,000 for the six months ended June 30, 2006, virtually the same as the period a year ago.

Investments

The Company's investment portfolio increased by $5.7 million or 3.1% to $189.7 million between December 31, 2005, and June 30, 2006. At June 30, 2006, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.4 million. Between June 30, 2005, and June 30, 2006, the Company's investment portfolio increased by $29.7 million or 18.5%. This was due to increased investing activities.

Loans

Loans grew by $53.4 million or 6.9% during the first six months of 2006. The growth in commercial loans was $25.9 million or 8.3% and municipal loans increased $3.1 million or 15.2%. The residential mortgage portfolio increased by $19.6 million or 6.2%, and home equity lines of credit decreased $4.7 million or 5.6% year-to-date. Between June 30, 2005 and June 30, 2006, the loan portfolio increased $107.3 million or 14.9%, as a result of strong customer demand.

Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, and economic trends. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio that have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the adequacy of the allowance for loan losses.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2006, impaired loans with specific reserves totaled $416,000 (all of these loans were on non-accrual status) and the amount of such reserves were $109,000.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of June 30, 2006. As of that date, the balance of $6,021,000 was 0.73% of total loans, compared to 0.79% at December 31, 2005 and 0.91% at June 30, 2005. Loans considered to be impaired according to SFAS 114/118 totaled $2,543,000 at June 30, 2006 compared to $3,081,000 at December 31, 2005. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2006, was $109,000 compared to $392,000 at December 31, 2005.

In Management's opinion, the level of the Company's allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank's loan portfolio has a higher percentage of residential mortgage loans than peers, and the overall credit quality of the portfolio and historically low level of chargeoffs support this.

Non-Performing Assets

At June 30, 2006, loans on non-accrual status totaled $2.5 million, which compares to non-accrual loans of $3.1 million as of December 31, 2005. In addition to loans on non-accrual status at June 2006, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $588,000 which compares to $325,000 as of December 31, 2005. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

Deposits

During the first six months of 2006, total deposits increased by $73.0 million or 10.2% over December 31, 2005. Although core deposits (demand, NOW, savings and money market accounts) decreased by $35.4 million or 8.7% in the first six months of 2006, during the same period, certificates of deposit increased $108.4 million or 35.5%. Between June 30, 2005, and June 30, 2006, deposits grew by 17.1%, or $114.7 million. Demand deposits grew $4.5 million, and certificates of deposit also grew by $126.6 million, while NOW accounts decreased by $3.5 million, money market accounts decreased by $.2 million and savings decreased by $12.8 million. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was from wholesale and brokered sources. The Company saw a decline in core deposits in the first six months of 2006 due to the seasonality of deposit flows and transfers to higher-yielding certificates of deposit due to higher interest rates.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and, in turn, grow its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2006, borrowed funds decreased by $18.5 million or 8.6% from December 31, 2005, as a result of the deposit growth previously noted. Between June 30, 2005 and June 30, 2006, borrowed funds increased $18.9 million or 10.6%.

Shareholders' Equity

Shareholders' equity as of June 30, 2006 was $105.6 million, compared to $103.4 million as of December 31, 2005. The Company's earnings performance in the first six months of 2006, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.3 million from December 31, 2005, as a result of a recent rise in interest rates.

In 2006, a cash dividend of 15 cents per share was declared in the second quarter compared to 13 cents in the second quarter of 2005. The dividend payout ratio was 46.88% in the second quarter of 2006 compared to 40.63% in the second quarter of 2005. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2006 is this year's net income plus $9.8 million.

Regulatory leverage capital ratios for the Company were 7.19% and 7.66% at June 30, 2006 and December 31, 2005, respectively. The Company had a tier one risk-based capital ratio of 10.13% and tier two risk-based capital ratio of 10.94% at June 30, 2006, compared to 10.74% and 11.61%, respectively, at December 31, 2005. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2006 the Company had repurchased 248,375 shares under the new repurchase plan at an average price of $17.15.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the six month and three month periods ended June 30, 2006 and 2005.

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2006	2005	2006	2005
Assets
Cash and due from banks	$ 20,268	$ 18,524	$ 20,136	$ 17,486
Interest-bearing deposits	-	359	-	711
Investments
U.S. Treasury & government agency securities	91,104	63,948	94,572	64,055
Obligations of states and political subdivisions	55,895	49,348	55,744	52,402
Other securities	40,617	42,530	40,356	42,161
Total investments	187,616	155,826	190,672	158,618
Loans held for sale	46	369	45	734
Loans
Commercial	325,091	271,479	332,272	289,944
Consumer	42,263	34,396	44,182	35,350
State and municipal	21,205	22,591	21,893	23,162
Real estate	405,232	346,710	408,769	356,719
Total loans	793,791	675,176	807,116	705,175
Allowance for loan losses	(6,136)	(6,523)	(6,104)	(6,570)
Net loans	787,655	668,653	801,012	698,604
Premises and equipment	16,525	16,324	16,422	16,928
Goodwill	22,752	17,754	15,869	20,645
Other assets	27,684	25,652	27,684	27,960
Total assets	$1,062,546	$ 903,461	$1,071,841	$ 941,686
Liabilities and shareholders' equity
Deposits
Demand	$ 58,092	$ 54,210	$ 57,522	$ 54,318
NOW	100,057	102,000	98,553	107,436
Money market	119,513	110,850	112,106	114,399
Savings	103,212	109,089	99,751	113,178
Certificates of deposit	149,989	107,553	155,934	98,868
Certificates of deposit over $100,000	217,198	109,276	229,837	136,796
Total deposits	748,061	592,978	753,703	624,994
Borrowed funds	200,975	205,780	209,480	208,570
Other liabilities	8,696	8,788	3,467	8,121
Total liabilities	957,732	807,546	966,651	841,686
Common stock	99	98	98	101
Additional paid-in capital	47,449	45,342	47,215	48,690
Retained earnings	56,628	48,721	57,333	49,881
Unrealized gain on securities available for sale	638	1,754	544	1,329
Total shareholders' equity	104,814	95,915	105,190	100,001
Total liabilities and shareholders' equity	$1,062,546	$ 903,461	$1,071,841	$ 941,686

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2006:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$196,649	179,384	2,000	15,063	202
Operating leases	561	131	264	113	53
Certificates of deposit	413,913	350,142	49,966	13,805	-
Total	$611,123	529,657	52,230	28,981	255
Total loan commitments and unused lines of credit	$152,069	152,069	-	-	-

Liquidity Management

As of June 30, 2006 the Bank had primary sources of liquidity of $171.6 million. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the facts that affect the Company's business.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank's cumulative one-year gap, at June 30, 2006, was -13.13% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of June 30, 2006 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$24,223	$ 22,731	$79,958	$ 61,740
Loans held for sale	240	-	-	-
Loans	293,895	126,533	324,350	80,921
Other interest-earning assets	-	8,347	-	-
Non-rate-sensitive assets	71	213	1,134	46,459
Total assets	318,429	157,824	405,442	189,120
Interest-bearing deposits[1]	263,224	182,657	90,249	203,266
Borrowed funds[1]	133,486	32,349	17,085	146
Non-rate-sensitive liabilities and equity	1,281	3,843	23,058	120,171
Total liabilities and equity	397,991	218,849	130,392	323,583
Period gap	$(79,562)	$(61,025)	$275,050	$(134,463)
Percent of total assets	-7.43%	-5.70%	25.69%	-12.56%
Cumulative gap (current)	(79,562)	(140,587)	134,463	-
Percent of total assets	-7.43%	-13.13%	12.56%	0.00%

1 Certain liabilities were reclassed between interest-bearing deposits and borrowed funds in the modeling process.

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

The Bank's most recent simulation model projects net interest income would increase by approximately 5.65% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 8.57% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 17.80% in a falling-rate scenario, and lower than that earned in a stable rate environment by 17.81% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2006 is presented in the following table:

Changes in Net Interest Income	2006

Year 1

Projected change if rates decrease by 2.0%	+5.65%
Projected change if rates increase by 2.0%	-8.57%

Year 2

Projected change if rates decrease by 2.0%	+17.80%
Projected change if rates increase by 2.0%	-17.81%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2006. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2006, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2006, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in the near term and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2006	599	$17.41	$10,000
February 2006	2,275	17.51	40,000
March 2006	454	17.55	8,000
April 2006	633	17.21	11,000
May 2006	451	16.84	8,000
June 2006	456	17.25	8,000
Total	4,868	$17.38	$85,000

b. None

c. On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2006 the Company had repurchased 248,375 shares under the new repurchase plan at an average price of $17.15. Repurchases during the six months ended June 30, 2006, are detailed in the following table.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2006	26	$16.89	26	73,738
February 2006	21,025	17.77	21,025	52,713
March 2006	11,836	17.58	11,836	40,877
April 2006	-	-	-	40,877
May 2006	39,033	16.53	39,033	1,844
June 2006	219	17.06	219	1,625
Total	72,139	$17.07	72,139	1,625

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First National Lincoln Corporation, the one-bank holding company of The First, N.A., was held at The Samoset Resort, 200 Warrenton Street, Rockport, Maine 04856, on Wednesday, April 26, 2006 at 11:00 a.m. Eastern Daylight Time, for the following purposes:

•	To ratify the Board of Directors’ vote to fix the number of directors at ten.
•	To elect as directors of the Company the three (3) nominees listed in the Proxy Statement dated March 24, 2006, as noted.
•	To ratify the Audit Committee’s selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company for 2006.
•	To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on February 15, 2006 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,875,097 shares of Common Stock of the Company, $0.01 par value per share, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

The results of voting at the meeting are summarized in the following table:

	For	Against	Abstain	Total Votes
Article # 1 Fixed # of Directors	8,667,335	113,047	36,118	8,816,500
Article # 2 Director Election
Daniel R. Daigneault	8,696,823	103,264	16,413	8,816,500
Robert B. Gregory	8,758,898	41,189	16,413	8,816,500
Tony C. McKim	8,639,320	160,767	16,413	8,816,500
Article # 3 Independent Auditor	8,705,185	100,328	10,987	8,816,500

Item 5 – Other Information

A.	None.

B.	None.

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

Date: August 9, 2006

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: August 9, 2006