Form 10-Q
period 2006-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2006-11-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2006

Common Stock: 9,768,150 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financials Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	9

Note 5 – Postretirement Benefit Plans	10

Note 6 – Goodwill	11

Note 7 – Reclassifications	11

Note 8 – Pro-Forma Financial Information	11

Note 9 – Impact of Recently Issued Accounting Standards	13

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Critical Accounting Policies	14

GAAP vs. Pro-Forma Results	14

Executive Summary	15

Net Interest Income	15

Provision for Loan Losses	18

Non-Interest Income	18

Non-Interest Expense	18

Income Taxes	18

Investments	18

Loans	18

Allowance for Loan Losses	19

Non-Performing Assets	20

Goodwill	20

Deposits	21

Borrowed Funds	21

Shareholders' Equity	21

Average Daily Balance Sheets	22

Off-Balance Sheet Financial Instruments	23

Sale of Loans	23

Contractual Obligations	23

Liquidity Management	23

Forward-Looking Statements	23

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Market-Risk Management	24

Asset/Liability Management	24

Interest Rate Risk Management	25

Item 4: Controls and Procedures	26

Part II – Other Information	27

Item 1 – Legal Proceedings & Risk Factors	27

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 – Default Upon Senior Securities	28

Item 4 – Submission of Matters to a Vote of Security Holders	28

Item 5 – Other Information	28

Item 6 – Exhibits	29

Signatures	30

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months ended		For the quarters ended
Dollars in thousands,	September 30		September 30
except for per share amounts	2006	2005	2006	2005

Summary of Operations
Operating Income	$ 55,154	$ 43,174	$ 20,075	$ 16,092
Operating Expense	42,146	29,927	15,626	11,403
Net Interest Income	22,981	23,398	7,738	7,989
Provision for Loan Losses	900	100	300	-
Net Income	9,325	9,477	3,177	3,347
Per Common Share Data
Basic Earnings per Share	$ 0.95	$ 0.98	$ 0.32	$ 0.34
Diluted Earnings per Share	0.94	0.96	0.32	0.34
Cash Dividends Declared	0.450	0.390	0.155	0.135
Book Value	10.93	10.36	10.93	10.36
Market Value	16.92	19.25	16.92	19.25
Financial Ratios
Return on Average Equity [1]	11.85%	12.97%	11.95%	13.14%
Return on Average Tangible Equity [1]	16.07%	17.79%	16.21%	18.16%
Return on Average Assets [1]	1.16%	1.37%	1.17%	1.37%
Average Equity to Average Assets	9.80%	10.55%	9.77%	10.42%
Average Tangible Equity to Average Assets	7.22%	7.69%	7.20%	7.54%
Net Interest Margin Tax-Equivalent [1]	3.29%	3.88%	3.28%	3.76%
Dividend Payout Ratio	47.37%	39.80%	48.44%	39.71%
Allowance for Loan Losses/Total Loans	0.75%	0.88%	0.75%	0.88%
Non-Performing Loans to Total Loans	0.46%	0.40%	0.46%	0.40%
Non-Performing Assets to Total Assets	0.34%	0.30%	0.34%	0.30%
Efficiency Ratio [2]	51.97%	53.31%	54.08%	54.64%
At Period End
Total Assets	$1,095,440	$ 993,321	$1,095,440	$ 993,321
Total Loans	828,539	739,597	828,539	739,597
Total Investment Securities	178,954	163,439	178,954	163,439
Total Deposits	848,048	755,324	848,048	755,324
Total Shareholders’ Equity	106,664	101,844	106,664	101,844

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2006 and 2005, for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

November 6, 2006

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	September 30,	December 31,	September 30,
In thousands of dollars, except per share amounts	2006	2005	2005
Assets
Cash and due from banks	$ 26,512	$ 25,982	$ 29,507
Overnight funds sold	-	-	2,500
Cash and cash equivalents	26,512	25982	32,007
Securities available for sale	45,190	54,743	49,171
Securities to be held to maturity (fair value $133,015 at September 30, 2006, $128,563 at December 31, 2005, and $114,098 at September 30, 2005)	133,764	129,238	114,268
Loans held for sale (fair value approximates cost)	-	-	40
Loans	828,539	772,338	739,597
Less: allowance for loan losses	6,221	6,086	6,474
Net loans	822,318	766,252	733,123
Accrued interest receivable	6,677	5,005	4,759
Premises and equipment	15,697	16,712	16,987
Other real estate owned	1,413	-	-
Goodwill	27,684	27,684	27,960
Other assets	16,185	16,593	15,006
Total Assets	$1,095,440	$1,042,209	$ 993,321
Liabilities
Demand deposits	$ 68,455	$ 62,109	$ 66,792
NOW deposits	106,785	109,124	127,312
Money market deposits	143,600	127,630	119,419
Savings deposits	103,272	109,615	116,440
Certificates of deposit	178,164	125,741	140,450
Certificates $100,000 and over	247,772	179,745	184,911
Total deposits	848,048	713,964	755,324
Borrowed funds	130,300	215,189	126,647
Other liabilities	10,428	9,604	9,506
Total Liabilities	988,776	938,757	891,477
Shareholders' Equity
Common stock	98	99	99
Additional paid-in capital	45,958	47,718	47,806
Retained earnings	59,859	54,901	52,798
Net unrealized gains on available-for-sale securities	749	734	1,141
Total Shareholders' Equity	106,664	103,452	101,844
Total Liabilities & Shareholders' Equity	$1,095,440	$1,042,209	$ 993,321

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,762,868	9,832,777	9,827,356
Book value per share	$ 10.93	$ 10.52	$ 10.36

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months		For the quarters
In thousands of dollars,	ended September 30,		ended September 30,
except number of shares and per share data	2006	2005	2006	2005
Interest income
Interest and fees on loans	$40,164	$30,619	$14,253	$11,157
Interest on deposits with other banks	61	9	61	5
Interest and dividends on investments	7,250	5,701	2,515	1,976
Total interest income	47,475	36,329	16,829	13,138
Interest expense
Interest on deposits	18,539	8,978	7,486	3,911
Interest on borrowed funds	5,955	3,953	1,605	1,238
Total interest expense	24,494	12,931	9,091	5,149
Net interest income	22,981	23,398	7,738	7,989
Provision for loan losses	900	100	300	-
Net interest income after provision for loan losses	22,081	23,298	7,438	7,989
Non-interest income
Investment management and fiduciary income	1,447	1,245	474	426
Service charges on deposit accounts	2,054	1,779	704	628
Mortgage origination and servicing income	361	481	109	106
Other operating income	3,817	3,340	1,959	1,794
Total non-interest income	7,679	6,845	3,246	2,954
Non-interest expense
Salaries and employee benefits	8,207	8,349	3,037	2,875
Occupancy expense	1,058	1,016	301	319
Furniture and equipment expense	1,557	1,564	560	529
Amortization of identified intangibles	213	200	71	71
Other operating expense	5,717	5,767	2,266	2,460
Total non-interest expense	16,752	16,896	6,235	6,254
Income before income taxes	13,008	13,247	4,449	4,689
Applicable income taxes	3,683	3,770	1,272	1,342
NET INCOME	$9,325	$9,477	$3,177	$3,347
Earnings per common share:
Basic earnings per share	$0.95	$0.98	$0.32	$0.34
Diluted earnings per share	$0.94	$0.96	$0.32	$0.34
Cash dividends declared per share	$0.450	$0.390	$0.155	$0.135
Weighted average number of shares outstanding	9,829,157	9,717,011	9,793,172	9,823,370
Incremental shares	84,199	124,417	84,310	128,621

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gains on securities available for sale	Treasury stock	Total shareholders' equity

Balance at December 31, 2004	7,356,836	$74	$3,973	$46,809	$1,959	$ -	$52,815
Net income	-	-	-	9,477	-	-	9,477
Net unrealized loss on securities available for sale, net of tax benefit of $421	-	-	-	-	(818)	-	(818)
Comprehensive income	-	-	-	9,477	(818)	-	8,659
Cash dividends declared	-	-	-	(3,835)	-	-	(3,835)
Payment to repurchase common stock	(162,199)	(1)	(2,773)	-	-	-	(2,774)
Proceeds from sale of common stock	168,121	1	1,245	-	-	-	1,246
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	347	-	-	347
Acquisition of FNB Bankshares	2,464,598	25	45,361	-	-	-	45,386
Balance at September 30, 2005	9,827,356	$99	$47,806	$52,798	$1,141	$ -	$101,844

Balance at December 31, 2005	9,832,777	$99	$47,718	$54,901	$734	$ -	$103,452
Net income	-	-	-	9,325	-	-	9,325
Net unrealized gain on securities available for sale, net of taxes of $12	-	-	-	-	15	-	15
Comprehensive income	-	-	-	9,325	15	-	9,340
Cash dividends declared	-	-	-	(4,422)	-	-	(4,422)
Payment to repurchase common stock	(135,503)	(1)	(2,330)	-	-	-	(2,331)
Proceeds from sale of common stock	65,594	-	570	-	-	-	570
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	-	55
Balance at September 30, 2006	9,762,868	$98	$45,958	$59,859	$749	$ -	$106,664

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For nine months ended Sept 30,
In thousands of dollars	2006	2005
Cash flows from operating activities
Net income	$ 9,325	$ 9,477
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,044	958
Provision for loan losses	900	100
Loans originated for resale	(11,248)	(19,222)
Proceeds from sales and transfers of loans	11,248	19,773
Net increase in other assets and accrued interest	(1,477)	(817)
Net increase in other liabilities	723	2,001
Net amortization (accretion) of premiums (discounts) on investments	(142)	95
Net acquisition amortization	194	245
Net cash provided by operating activities	10,567	12,610
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	9,618	4,153
Proceeds from maturities, payments and calls of securities to be held to maturity	13,320	20,234
Proceeds from sales of other real estate owned	551	-
Purchases of securities available for sale	(8)	(683)
Purchases of securities to be held to maturity	(17,734)	(35,087)
Net increase in loans	(59,048)	(76,656)
Capital expenditures	(384)	(1,117)
Proceeds from sale of premises and equipment	355	-
Cash for acquisition, net of cash acquired	-	3,493
Net cash used in investing activities	(53,330)	(85,663)
Cash flows from financing activities
Net increase in demand deposits, savings, money market and club accounts	13,634	51,587
Net increase in certificates of deposit	120,570	141,208
Repayment on long-term borrowings	-	(37,118)
Net decrease in short-term borrowings	(84,872)	(60,459)
Payments to repurchase common stock	(2,331)	(2,774)
Proceeds from sale of common stock	570	1,246
Dividends paid	(4,278)	(3,400)
Net cash provided by financing activities	43,293	90,290
Net increase in cash and cash equivalents	530	17,237
Cash and cash equivalents at beginning of year	25,982	14,770
Cash and cash equivalents at end of period	$26,512	$ 32,007
Interest paid	$23,596	$ 12,285
Income taxes paid	$ 3,193	$ 3,490
Non-cash transactions
Change in unrealized gain on available for sale securities, net of tax	$ 15	$ (818)
Net transfer from loans to other real estate owned	1,964	-
Fair value of assets acquired	-	258,631
Less liabilities assumed	-	214,266

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

Note 2 – Common Stock

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. This program ended in July of 2006, with 248,376 shares repurchased under the program at an average price of $17.15 and at a total cost of $4,261,000.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2006, the Company had repurchased 63,363 shares under the new repurchase plan at an average price of $17.44 and at a total cost of $1,105,000.

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

In addition, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share as a result of the FNB acquisition. As of September 30, 2006, all options converted as a result of the FNB acquisition had been exercised.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $29,000 in compensation cost, net of $16,000 in taxes, is included in the Company’s financial statements for the current year. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 3.4 years is $121,000, net of taxes of $65,000, which is comprised of $19,000 for 16,500 options granted in 2002 and $102,000 for 42,000 options granted in 2005, net of taxes of $10,000 and $55,000, respectively.

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

The following table summarizes the status of the Company’s non-vested options as of September 30, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	58,500	$3.95
Granted in 2006	-	-
Vested in 2006	-	-
Forfeited in 2006	-	-
Non-vested at September 30, 2006	58,500	$3.95

During 2006, 39,750 options were exercised, with total proceeds paid to the Company of $124,000. The excess of the fair value of the stock issued upon option exercise over the exercise price was $559,000. The Company recognized a tax benefit of $55,000 on disqualifying dispositions related to stock option exercises during 2006. A summary of the status of the Company’s Stock Option Plan as of September 30, 2006, and changes during the nine months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	205,750	$7.61
Granted in 2006	-	-
Vested in 2006	-	-
Exercised in 2006	(39,750)	3.13
Forfeited in 2006	-	-
Outstanding at September 30, 2006	166,000	$8.69	3.8	$1,412
Exercisable at September 30, 2006	107,500	$4.95	1.8	$1,287

In prior years, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan(s). Accordingly, no compensation cost was recognized in prior years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in prior years.

	For the nine months		For the quarters
In thousands of dollars,	ended September 30,		ended September 30,
except per share data	2006	2005	2006	2005
Net income
As reported	$9,325	$9,477	$3,177	$3,347
Value of option grants, net of tax	-	136	-	-
Pro forma	$9,325	$9,341	$3,177	$3,347
Basic earnings per share
As reported	$ 0.95	$0.98	$ 0.32	$0.34
Value of option grants, net of tax	-	0.01	-	-
Pro forma	$ 0.95	$0.97	$ 0.32	$0.34
Diluted earnings per share
As reported	$ 0.94	$0.96	$ 0.32	$0.34
Value of option grants, net of tax	-	0.01	-	-
Pro forma	$ 0.94	$0.95	$ 0.32	$0.34

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2006 and 2005:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2006
Net income as reported	$9,325
Basic EPS: Income available to common shareholders	$9,325	9,829,157	$0.95
Effect of dilutive securities: incentive stock options		84,199
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,325	9,913,356	$0.94
For the nine months ended September 30, 2005
Net income as reported	$9,477
Basic EPS: Income available to common shareholders	$9,477	9,717,011	$0.98
Effect of dilutive securities: incentive stock options		124,417
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,477	9,841,428	$0.96

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended September 30, 2006 and 2005:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2006
Net income as reported	$3,177
Basic EPS: Income available to common shareholders	$3,177	9,793,172	$0.32
Effect of dilutive securities: incentive stock options		84,310
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,177	9,877,482	$0.32
For the quarter ended September 30, 2005
Net income as reported	$3,347
Basic EPS: Income available to common shareholders	$3,347	9,823,370	$0.34
Effect of dilutive securities: incentive stock options		128,621
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,347	9,951,991	$0.34

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.

Note 5 – Postretirement Benefit Plans

The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At September 30,
In thousands of dollars	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,705	$ 531
Plan assumed in FNB acquisition	-	1,189
Service cost	8	8
Interest cost	89	89
Benefits paid	(118)	(81)
Actuarial gain (loss)	239	(18)
Benefit obligation at end of period	1,923	1,718
Funded status
Benefit obligation at end of period	(1,923)	(1,718)
Unamortized prior service cost	(11)	(11)
Unamortized net actuarial loss	278	42
Unrecognized transition obligation	186	215
Accrued benefit cost	$(1,470)	$(1,472)

The following table sets forth the net periodic pension cost:

	For nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 8	$ 8	$ 2	$ 1
Interest cost	89	89	29	27
Amortization of unrecognized transition obligation	22	22	7	(1)
Amortization of prior service cost	(2)	(2)	-	(4)
Amortization of accumulated losses	5	5	2	2
Net periodic benefit cost	$122	$122	$40	$25

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The estimated amount of benefits to be paid in 2006 is $157,000. For years ending 2007 through 2010, the estimated amount of benefits to be paid is $155,000 per year, and the total estimated amount of benefits to be paid for years ended 2011 through 2015 is $788,000. Plan expense for 2006 is estimated to be $168,000.

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

In thousands of dollars,	For nine months ended September 30,		For quarters ended September 30,
except share and per share information	2006	2005	2006	2005
Interest income	$47,475	$36,710	$16,829	$13,138
Interest expense	24,494	13,040	9,091	5,149
Net interest income	22,981	23,670	7,738	7,989
Provision for loan losses	900	100	300	-
Net interest income after provision for loan losses	22,081	23,570	7,438	7,989
Other operating income	7,679	6,990	3,246	2,954
Other operating expenses	16,752	17,590	6,235	6,254
Income before income taxes	13,008	12,970	4,449	4,689
Applicable income taxes	3,683	3,668	1,272	1,342
Net income	$ 9,325	$ 9,302	$ 3,177	$ 3,347
Operating Statistics
Basic earnings per share	$0.95	$0.96	$0.32	$0.34
Diluted earnings per share	$0.94	$0.95	$0.32	$0.34
Cash dividends declared per share	$0.450	$0.390	$0.155	$0.135
Dividend payout ratio	47.37%	40.63%	48.44%	39.71%
Return on average assets	1.16%	1.34%	1.17%	1.37%
Return on average equity	11.85%	12.74%	11.95%	13.14%
Return on average tangible equity	16.07%	17.46%	16.21%	18.16%
Efficiency ratio (tax equivalent)	51.97%	54.75%	54.08%	54.64%

Note 9 – Impact of Recently Issued Accounting Standards

SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment to The Financial Accounting Standards Board (FASB) Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No.156 to have a material impact on the Company's financial statements.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is analyzing effects of FIN 48.

The FASB has issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. The Company adopted SFAS No. 123(R) effective January 1, 2006 and has applied the guidance in SAB No. 107 in the financial statements for the nine-month period ended September, 2006, the effect of which was limited to disclosure in Note 3 to the Company’s financial statements.

FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Application of this FSP to the first quarter of 2006 did not have a material effect on the consolidated financial condition and results of operations of the Company.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will change current practice.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The funded status of a plan should be measured as of the date of the Company’s year-end statement of financial position, with limited exceptions. As of December 31, 2005, the Company’s postretirement benefit plan was underfunded by $1,705,000, as defined in the statement; accordingly, Management expects the cumulative effect of initially applying this Statement to be a reduction in shareholders’ equity, net of tax, of $57,000. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. Management is studying the effects of SAB No. 108 on the Company’s financial statements.

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

Executive Summary

Net income for the nine months ended September 30, 2006 was $9,325,000, a decrease of 1.6% from net income of $9,477,000 for the comparable period of 2005. Although the Company had modest growth in earning assets this year, it experienced margin compression due to the flat-to-inverted yield curve. In addition, liability costs have increased more rapidly than yield on assets. The net interest margin on a tax-equivalent basis declined to 3.29% for the first nine months of 2006 from 3.88% for the same period in 2005, which, in turn, has resulted in a modest decline in net interest income.

The Company posted excellent growth in non-interest income, however, as well as a slight reduction in non-interest expense. Investment management and fiduciary revenues from First Advisors were up $202,000 or 16.2% for the first nine months of 2006 when compared to the same period in 2005, as are fees from deposit accounts, which have increased $275,000 or 15.5% for the first nine months of 2006 when compared to the same period in 2005. On the expense side, the savings are in employee costs, which are down $142,000 or 1.7% for the first nine months of 2006 when compared to the same period in 2005

These increased revenues and expense savings have more than offset the $900,000 provision to the allowance for loan losses posted in the first nine months of 2006 compared to $100,000 for the same period in 2005. This increase in the provision is not indicative of a significant decline in loan quality – it was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs.

Net income for the three months ended September 30, 2006 was $3,177,000, a decrease of 5.1% from net income of $3,347,000 for the comparable period of 2005.

On a pro-forma basis, net income for the nine months ended September 30, 2006, was $9,325,000, an increase of $23,000 or 0.2% over pro-forma net income of $9,302,000 for the first nine months of 2005. Pro-forma fully diluted earnings per share for the first nine months of 2006 were $0.94, a decrease of $0.01 or 1.1% from the $0.95 reported for the first nine months of 2005.

On a pro-forma basis, net income for the three months ended September 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Net Interest Income

Total interest income of $47,475,000 for the nine months ended September 30, 2006 is a 30.7% increase from total interest income of $36,329,000 in the comparable period of 2005. Rising interest rates resulted in significantly higher asset yields in 2006 compared to 2005. Total interest expense of $24,494,000 for the first nine months of 2006 is a 89.4% increase from total interest expense of $12,931,000 for the first nine months of 2005. This was a direct result of the rising interest rate climate and increased volume in certificates of deposit. Net interest income decreased 1.8% to $22,981,000 for the nine months ended September 30, 2006, from $23,298,000 reported for the same period in 2005.

Total interest income of $16,829,000 for the three months ended September 30, 2006, is a 28.1% increase from total interest income of $13,138,000 in the comparable period of 2005. This increase was due to rising interest rates which resulted in higher asset yields in 2006 compared to 2005. Total interest expense of $9,091,000 for the three months ended September 30, 2006, is a 76.6% increase from total interest expense of $5,149,000 in the comparable period of 2005. This was a direct result of the rising interest rate climate and increased volume in certificates of deposit. Net interest income decreased 3.1% to $7,738,000 for the three months ended September 30, 2006, from $7,989,000 reported for the same period in 2005.

The Company's net interest margin on a tax-equivalent basis decreased from 3.88% in the first nine months of 2005 to 3.29% for the nine months ended September 30, 2006. For the three months ended September 30, 2006, the Company’s net interest margin was 3.28%, a decrease from 3.76% in the same period of 2005. This is due to the current flat yield curve and liability costs increasing at a faster rate than the yield on assets. These results are consistent with the Company's expectations for changes in its net interest income in the current rate environment.

Tax-exempt interest income amounted to $2,722,000 and $2,485,000 for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, tax-exempt interest income amounted to $948,000 and $869,000, respectively. Tax equivalency is calculated using a 35.0% effective tax rate. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2006 and 2005:

	For the nine months		For the quarter
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net interest income as presented	$22,981	$23,398	$7,738	$7,989
Effect of tax-exempt income	1,465	1,338	510	467
Net interest income, tax equivalent	$24,446	$24,736	$8,248	$8,456

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months ended September 30, 2006 and 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Nine months ended September 30,	2006		2005
Dollars in thousands	Amount of interest	Average yield/rate	Amount of interest	Average yield/rate
Interest on earning assets
Interest-bearing deposits	$ 61	5.33%	$ 9	2.62%
Investments	8,328	5.97%	6,684	5.64%
Loans held for sale	2	5.36%	24	7.64%
Loans	40,549	6.74%	30,950	5.97%
Total interest-earning assets	48,940	6.59%	37,667	5.91%
Interest-bearing liabilities
Deposits	18,539	3.45%	8,978	2.08%
Other borrowings	5,955	4.44%	3,953	2.82%
Total interest-bearing liabilities	24,494	3.64%	12,931	2.26%
Net interest income	$24,446		$24,736
Interest rate spread		2.95%		3.65%
Net interest margin		3.29%		3.88%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 compared to 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in both years.

Nine months ended September 30, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ 21	$ 9	$ 22	$ 52
Investment securities	1,180	394	70	1,644
Loans held for sale	(21)	(7)	6	(22)
Loans	4,992	3,967	640	9,599
Total interest income	6,172	4,363	738	11,273
Interest expense
Deposits	2,232	5,869	1,459	9,561
Other borrowings[2]	(172)	2,273	(99)	2,002
Total interest expense	2,060	8,142	1,360	11,563
Change in net interest income	$4,112	$(3,779)	$(622)	$(290)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended September 30, 2006 and 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Quarters ended September 30,	2006		2005
Dollars in thousands	Amount of interest	Average yield/rate	Amount of interest	Average yield/rate
Interest on earning assets
Interest-bearing deposits	$61	10.55%	$5	3.02%
Investments	2,885	6.16%	2,324	5.64%
Loans held for sale	1	6.24%	7	5.71%
Loans	14,392	7.05%	11,269	6.15%
Total interest-earning assets	17,339	6.89%	13,605	6.05%
Interest-bearing liabilities
Deposits	7,486	4.05%	3,911	2.39%
Other borrowings	1,605	3.78%	1,238	3.25%
Total interest-bearing liabilities	9,091	4.00%	5,149	2.55%
Net interest income	$8,248		$8,456
Interest rate spread		2.90%		3.50%
Net interest margin		3.28%		3.76%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended September 30, 2006 compared to 2005. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006 and 2005.

Quarter ended September 30, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$12	$12	$31	$56
Investment securities	317	215	29	561
Loans held for sale	(6)	1	(1)	(6)
Loans	1,280	1,654	190	3,123
Total interest income	1,603	1,882	249	3,734
Interest expense
Deposits	509	2,713	353	3,575
Other borrowings[2]	141	203	23	367
Total interest expense	650	2,916	376	3,942
Change in net interest income	$953	$(1,034)	$(127)	$(208)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

On a pro-forma basis, net interest income for the first nine months of 2006 was $22,981,000, a decrease of $690,000 or 2.9% compared to net interest income of $23,670,000 for the first nine months of 2005. The growth in earning assets was offset by margin compression as a result of the flat yield curve. On a pro-forma basis, net interest income for the three months ended September 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Provision for Loan Losses

A $900,000 provision to the allowance for loan losses was made during the first nine months of 2006, compared to a $100,000 provision made for the same period of 2005. This additional provision is not indicative of a significant decline in loan quality – it was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs.

Non-Interest Income

Non-interest income was $7,679,000 for the nine months ended September 30, 2006, an increase of 12.2% from $6,845,000 reported for the first nine months of 2005. This rise in non-interest income was primarily due to increases in investment management and fiduciary income as well as increased levels of revenue on deposit accounts. There was also a posting of $285,000 to other income due to amendments to certain employment continuity agreements. On a pro-forma basis, non-interest income increased by $689,000 or 9.9% from $6,990,000 in 2005 to $7,679,000 in 2006.

Non-interest income was $3,246,000 for the three months ended September 30, 2006, an increase of 9.9% from $2,954,000 reported in the same period for 2005. While investment management income increased 11.3% and deposit accounts revenues increased by 12.1%, mortgage origination income declined due to higher interest rates and lower levels of loans sold to the secondary market. There was also a posting of $285,000 to other income due to amendments to certain employment continuity agreements. On a pro-forma basis, non-interest income for the three months ended September 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Non-Interest Expense

Non-interest expense of $16,752,000 for the nine months ended September 30, 2006, is a decrease of 0.9% compared to non-interest expense of $16,896,000 for the same period in 2005. This decline was attributable to lower employee costs through attrition as well as a reduction in the accrual for the Company’s Stakeholder bonus program and lower health insurance costs. In addition, savings were realized from outsourced services that were absorbed into existing in-house operations. On a pro-forma basis, non-interest expense decreased by $838,000 or 4.8% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, with the largest decrease in salaries and employee benefits, which were down by 4.9%.

Non-interest expense of $6,235,000 for the three months ended September 30, 2006, is a decrease of 0.3% compared to non-interest expense of $6,254,000 for the three months ended September 30, 2005. This level of decrease in non-interest expense for the quarter was for the same reasons cited above as well as a decrease in other operating expenses. On a pro-forma basis, non-interest expense for the three months ended September 30, 2006 and 2005 was the same as that reported in the Company’s consolidated financial statements.

Income Taxes

Income taxes on operating earnings were $3,683,000 for the nine months ended September 30, 2006, down from $3,770,000 in the same period a year ago. This is in line with the Company’s level of income before taxes.

Investments

The Company's investment portfolio decreased by $5.0 million or 2.7% to $179.0 million between December 31, 2005, and September 30, 2006. At September 30, 2006, the Company's available-for-sale portfolio had an unrealized gain, net of taxes, of $0.7 million. Between September 30, 2005, and September 30, 2006, the Company's investment portfolio increased by $15.5 million or 9.5%. This was due to increased investing activities.

Loans

Loans grew by $56.2 million or 7.3% during the first nine months of 2006. The growth in commercial loans was $18.9 million or 6.0% and municipal loans increased $2.5 million or 12.5%. The residential mortgage portfolio increased by $27.7 million or 8.8%, and home equity lines of credit decreased $8.1 million or 9.7% year-to-date. Between September 30, 2005 and September 30, 2006, the loan portfolio increased $88.9 million or 12.0%, as a result of strong customer demand.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2006, impaired loans with specific reserves totaled $1,011,000 (all of these loans were on non-accrual status) and the amount of such reserves were $260,000.

All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of September 30, 2006. As of that date, the balance of $6,221,000 was 0.75% of total loans, compared to 0.79% at December 31, 2005 and 0.88% at September 30, 2005. Loans considered to be impaired according to SFAS 114/118 totaled $3,775,000 at September 30, 2006 compared to $3,081,000 at December 31, 2005. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2006, was $260,000 compared to $392,000 at December 31, 2005.

In Management's opinion, the level of the Company's allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank's loan portfolio has a higher percentage of residential mortgage loans than peers, which typically reflects a much lower level of credit risk. The Company’s actual historical experience supports this by the overall credit quality of the portfolio and historically low level of chargeoffs.

Non-Performing Assets

At September 30, 2006, loans on non-accrual status totaled $3.8 million, which compares to non-accrual loans of $3.1 million as of December 31, 2005. In addition to loans on non-accrual status at September 2006, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $756,000 which compares to $325,000 as of December 31, 2005. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

Deposits

During the first nine months of 2006, total deposits increased by $134.1 million or 18.8% over December 31, 2005. Core deposits (demand, NOW, savings and money market accounts) increased by $13.6 million or 3.3% in the first nine months of 2006, and during the same period, certificates of deposit increased $120.5 million or 39.4%. Between September 30, 2005, and September 30, 2006, deposits grew by 12.3%, or $92.7 million. Demand deposits grew $1.6 million, money market accounts also grew by $24.2 million and certificates of deposit grew by $100.6 million, while NOW accounts decreased by $20.5 million, and savings decreased by $13.2 million. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was from wholesale and brokered sources. The Company saw a decline in core deposits year-over-year due to transfers to higher-yielding certificates of deposit due to higher interest rates.

Borrowed Funds

The Company's funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2006, borrowed funds decreased $84.9 million or 39.4% from December 31, 2005, as a result of the deposit growth previously noted. Between September 30, 2005 and September 30, 2006, borrowed funds increased $3.7 million or 2.9%.

Shareholders' Equity

Shareholders' equity as of September 30, 2006 was $106.7 million, compared to $103.4 million as of December 31, 2005. The Company's earnings in the first nine months of 2006, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, remained relatively the same at $749,000 for quarter ended September 30, 2006 compared to $734,000 at December 31, 2005.

In 2006, a cash dividend of 15.5 cents per share was declared in the third quarter compared to 13.5 cents in the third quarter of 2005. The dividend payout ratio was 47.37% in the third quarter of 2006 compared to 39.8% in the third quarter of 2005. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2006 is this year's net income plus $9.8 million.

Regulatory leverage capital ratios for the Company were 7.21% and 7.66% at September 30, 2006 and December 31, 2005, respectively. The Company had a tier one risk-based capital ratio of 10.30% and tier two risk-based capital ratio of 11.14% at September 30, 2006, compared to 10.74% and 11.61%, respectively, at December 31, 2005. These are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. This program ended in July of 2006, with 248,376 shares repurchased under the program at an average price of $17.15 and at a total cost of $4,261,000.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2006, the Company had repurchased 63,363 shares under the new repurchase plan at an average price of $17.44 and at a total cost of $1,105,000.

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the nine month and three month periods ended September 30, 2006 and 2005.

	For the nine months		For quarters ended
	ended September 30,		September 30,
In thousands of dollars	2006	2005	2006	2005
Assets
Cash and due from banks	$ 21,066	$ 20,904	$ 21,465	$ 25,586
Overnight funds sold	1,530	459	2,295	656
Investments
U.S. Treasury securities & government agency securities	89,947	64,771	89,369	66,390
Obligations of states and political subdivisions	56,830	51,254	57,298	55,004
Other securities	39,598	42,376	39,089	42,073
Total investments	186,375	158,401	185,755	163,467
Loans held for sale	51	420	60	520
Loans	-	-	-	-
Commercial	327,932	280,383	329,353	297,901
Consumer	45,307	34,745	46,829	35,432
State and municipal	21,816	22,226	22,122	21,508
Real estate	409,364	355,336	411,430	372,307
Total loans	804,419	692,690	809,733	727,148
Allowance for loan losses	(6,131)	(6,525)	(6,129)	(6,529)
Net loans	798,288	686,165	803,605	720,619
Premises and equipment	16,413	16,501	16,357	16,849
Goodwill	22,719	18,397	22,703	19,662
Other assets	27,684	26,430	27,684	27,961
Total assets	$1,074,126	$927,677	$1,079,916	$975,320
Liabilities and shareholders' equity
Deposits
Demand	$ 61,377	$ 57,802	$ 63,020	$ 64,869
NOW	101,131	105,713	101,668	113,018
Money market	121,885	112,502	123,071	115,752
Savings	102,698	111,832	102,441	117,229
Certificates of deposit	161,175	115,686	166,768	131,687
Certificates of deposit over $100,000	232,366	130,297	239,950	171,654
Total deposits	780,632	633,832	796,918	714,209
Borrowed funds	179,192	187,342	168,301	151,067
Other liabilities	9,058	8,848	9,239	8,966
Total liabilities	968,882	830,022	974,457	874,242
Common stock	99	98	99	98
Additional paid-in capital	47,126	46,208	46,965	47,912
Retained earnings	57,457	49,687	57,872	51,588
Unrealized gain on available-for-sale securities	562	1,662	524	1,480
Total shareholders' equity	105,244	97,655	105,459	101,078
Total liabilities and shareholders' equity	$1,074,126	$927,677	$1,079,916	$975,320

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2006:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$130,300	113,100	2,000	15,000	200
Operating leases	576	205	232	102	37
Certificates of deposit	425,936	113,073	300,274	12,589	-
Total	$556,812	226,378	302,506	27,691	237
Total loan commitments and unused lines of credit	$150,544	150,544	-	-	-

Liquidity Management

As of September 30, 2006 the Bank had primary sources of liquidity of $268.8 million. It is Management's opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank's cumulative one-year gap, at September 30, 2006, was -14.35% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank's static gap, as of September 30, 2006 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$16,718	$30,451	$76,238	$53,657
Loans held for sale	-	-	-	-
Loans	296,786	112,629	334,215	85,909
Other interest-earning assets	-	8,413	-	-
Non-rate-sensitive assets	72	216	1,140	50,147
Total assets	313,576	151,709	411,593	189,713
Interest-bearing deposits	257,847	242,244	69,968	209,534
Borrowed funds	50,823	62,255	17,082	140
Non-rate-sensitive liabilities and equity	1,281	3,843	20,496	131,078
Total liabilities and equity	309,951	308,342	107,546	340,752
Period gap	$3,625	$(156,633)	$304,047	$(151,039)
Percent of total assets	0.34%	-14.69%	28.51%	-14.16%
Cumulative gap (current)	3,625	(153,008)	151,039	-
Percent of total assets	0.34%	-14.35%	14.16%	0.00%

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

The Bank's most recent simulation model projects net interest income would increase by approximately 4.47% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 6.59% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 19.11% in a falling-rate scenario, and lower than that earned in a stable rate environment by 15.83% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2006 is presented in the following table:

Changes in Net Interest Income	2006

Year 1

Projected change if rates decrease by 2.0%	+4.47%
Projected change if rates increase by 2.0%	-6.59%

Year 2

Projected change if rates decrease by 2.0%	+19.11%
Projected change if rates increase by 2.0%	-15.83%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2006. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2006, the Company was not using any derivative instruments for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2006, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will continue to rise in the near term and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2006	599	$17.41	$10,000
February 2006	2,275	17.51	40,000
March 2006	454	17.55	8,000
April 2006	633	17.21	11,000
May 2006	451	16.84	8,000
June 2006	456	17.25	8,000
July 2006	467	17.04	8,000
August 2006	878	17.40	15,000
September 2006	387	17.21	7,000
Total	6,600	$17.35	$115,000

b. None

c. On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. This program ended in July of 2006, with 248,376 shares repurchased under the program at an average price of $17.15 and at a total cost of $4,261,000.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2006, the Company had repurchased 63,363 shares under the new repurchase plan at an average price of $17.44 and at a total cost of $1,105,000.

The following table details repurchases under both programs during the nine months ended September 30, 2006:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2006	26	$16.89	26	73,738
February 2006	21,025	17.77	21,025	52,713
March 2006	11,836	17.58	11,836	40,877
April 2006	-	-	-	40,877
May 2006	39,033	16.53	39,033	1,844
June 2006	219	17.06	219	1,625
July 2006	-	-	-	250,000
August 2006	57,064	17.45	57,064	192,936
September 2006	6,299	17.31	6,299	186,637
Total	135,502	$17.24	135,502	186,637

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None

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

Exhibit 10.4 Specimen Amendment to Employment Continuity Agreement entered into with Mr. Dalrymple, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on September 27, 2005.

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

Date: November 8, 2006

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: November 8, 2006