Form 10-K
period 2006-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2007-03-16
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006

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

Yes ☒ No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [_] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $.01 par value per share: $147,751,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 15, 2007

Common Stock: 9,782,975 shares

Table of Contents

ITEM 1. Discussion of Business	1

ITEM 1A. Risk Factors	6

ITEM 1B. Unresolved Staff Comments	8

ITEM 2. Properties	8

ITEM 3. Legal Proceedings	8

ITEM 4. Submission of Matters to a Vote of Security Holders	8

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters	9

ITEM 6. Selected Financial Data	11

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 8. Financial Statements and Supplemental Data	30

ITEM 9. Changes in and/or Disagreements with Accountants on Accounting and Financial Disclosure	57

ITEM 9A. Controls and Procedures	57

ITEM 9B. Other Information	58

ITEM 10. Directors and Executive Officers of the Registrant	59

ITEM 11. Executive Compensation	59

ITEM 12. Security Ownership of Certain Beneficial Owners and Management	59

ITEM 13. Certain Relationships and Related Transactions	59

ITEM 14. Principal Accountant Fees and Services	59

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	60

SIGNATURES	62

ITEM 1. Discussion of Business

First National Lincoln Corporation (the “Company”) was incorporated under the laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta (the “Bank”). As of December 31, 2006, the Company’s securities consisted of one class of common stock, $.01 par value per share, of which there were 9,770,792 shares outstanding and held of record by approximately 2,200 shareholders. The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank’s capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank’s common stock is owned by the Company. On January 14, 2005, the merger of FNB Bankshares (“FNB”) of Bar Harbor, Maine, into the Company was completed. As a result of the merger, the Company added seven banking offices and one investment management office in Hancock and Washington counties, which are commonly referred to as the Down East region of Maine. FNB’s subsidiary, The First National Bank of Bar Harbor, was merged into the Bank at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A.

The Bank emphasizes personal service, and customers are primarily small businesses and individuals for whom the Bank offers a wide variety of services, including deposit accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank’s market area is seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is predictable and has not had a materially adverse effect on the Bank.

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

The financial services landscape has changed considerably over the past five years in the Bank’s primary market area. Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank.

In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act (“GLBA”). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. The Act eliminated depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it will also provide additional competition in the marketplace.

The Company believes that there will continue to be a need for a bank in the Bank’s primary market area with local management having decision-making power and emphasizing loans to small and medium-sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank’s primary market area and to extending investment and trust services to clients with accounts of all sizes. The Bank’s Management also makes decisions based upon, among other things, the knowledge of the Bank’s employees regarding the communities and customers in the Bank’s primary market area. The individuals employed by the Bank, to a large extent, reside near the branch offices and thus are generally familiar with their communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.

The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank’s ability to make decisions close to the marketplace, Management’s commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank’s employees are all factors affecting the Bank’s ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve

Form 10-K • Page 1

System (the “Federal Reserve Board”), and is required to file with the Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.

The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation’s non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies. The majority of the Company’s cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 18 to the accompanying financial statements.

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

Customer Information Security

The FDIC, the OCC and other bank regulatory agencies have published guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy

The FDIC, the OCC and other regulatory agencies have published privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

USA Patriot Act

The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

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

Form 10-K • Page 2

•

The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company’s independent auditors;
•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
•	Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not, why not;
•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
•

A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•	A range of enhanced penalties for fraud and other violations.

The Company has taken steps to comply with, and anticipates that it will incur additional expenses in continuing to comply with, the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall corporate governance structure and does not expect that such compliance has to date, or will in the future have, a material impact on the Company’s results of operations or financial condition.

Capital Requirements and FDICIA

The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

Leverage Capital Ratio

The regulations of the OCC require national banks to maintain a minimum “Leverage Capital Ratio” or “Tier 1 Capital” (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board’s guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

Risk-Based Capital Requirements

The regulations of the OCC also require national banks to maintain minimum capital levels measured as a percentage of such banks’ risk-adjusted assets. A bank’s qualifying total capital (“Total Capital”) for this purpose may include two components: “Core” (Tier 1) Capital and “Supplementary” (Tier 2) Capital. Core Capital consists primarily of common stockholders’ equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

The risk-based capital rules assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally

Form 10-K • Page 3

more residential mortgage loans and certain investment securities with a lower risk weighting and relatively smaller off-balance sheet obligations.

The risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization’s Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. For example, the regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements, which are applied to bank holding companies on a consolidated basis. The risk-based capital regulations explicitly provide for the consideration of interest rate risk in the overall evaluation of a bank’s capital adequacy to ensure that banks effectively measure and monitor their interest rate risk, and that they maintain capital adequate for that risk. A bank deemed by its federal banking regulator to have excessive interest rate risk exposure may be required to maintain additional capital (that is, capital in excess of the minimum ratios discussed above). The Bank believes, based on its level of interest rate risk exposure, that this provision will not have a material adverse effect on it.

On December 31, 2006, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.26% and 10.40%, respectively, and its Leverage Capital Ratio was 7.22%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Prompt Corrective Action.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank’s holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a “prompt corrective action directive” to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank, (ii) impose additional restrictions on transactions between the bank and its affiliates, (iii) limit interest rates paid by the bank on deposits, (iv) limit asset growth and other activities, (v) require divestiture of subsidiaries, (vi) require replacement of directors and officers, and (vii) restrict capital distributions by the bank’s parent holding company. In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.

Not later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be “documented” and reassessed

Form 10-K • Page 4

on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

Deposit Insurance Assessments.

The Banks’ deposits are insured by the Bank Insurance Fund of the FDIC to the legal maximum of $100,000 generally ($250,000 for retirement accounts) for each insured depositor. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005, provides that the FDIC shall set deposit insurance assessment rates. In 2006, the former Bank Insurance Fund merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund, or DIF. The Act eliminated the requirement that the FDIC set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%. Under the Act, the FDIC annually sets the designated reserve ratio (DRR) of DIF reserves to DIF-insured deposits between 1.15% and 1.50%, subject to public comment, based on appropriate considerations including risk of losses, economic conditions such that the ratio would increase during favorable economic conditions and decrease during less favorable conditions, thus avoiding sharp swings in assessment rates. For 2007, the FDIC set the DRR at 1.25%. Although current assessment levels are low, DIF insurance assessments may be increased in the future if necessary to maintain DIF reserves at the level determined by the FDIC.

Brokered Deposits and Pass-Through Deposit Insurance Limitations.

Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is “Well Capitalized” or (ii) is “Adequately Capitalized” and has received a written waiver from its primary federal banking regulator. For this purpose, “Well Capitalized” and “Adequately Capitalized” have the same definitions as in the Prompt Corrective Action regulations. See “Prompt Corrective Action” above. Banks that are not in the “Well Capitalized” category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits for deposits of certain employee benefit plans, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. The Bank currently accepts brokered deposits.

Real Estate Lending Standards.

FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value (“LTV”) ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

Standards for Safety and Soundness.

Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

Consumer Protection Provisions.

FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering “lifeline” banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

FDIC Waiver of Certain Regulatory Requirements.

The FDIC issued a rule, effective on September 22, 2003, that includes a waiver provision which grants the FDIC Board of Directors extremely broad discretionary authority to waive FDIC regulatory provisions that are not specifically mandated by statute or by a separate regulation.

Form 10-K • Page 5

Impact of Monetary Policy

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors exerts considerable influence over the cost and availability of funds for lending and investment. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank’s net interest margin and the effect of interest-rate volatility on future earnings.

Employees

At December 31, 2006, the Company had 212 employees and full-time equivalency of 208 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

Company Website

The Company maintains a website at www.fnlc.com where it makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

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

Interest Rate Risk

Our main source of income is net interest income, which is equal to the difference between the interest income received on loans, investment securities and other interest-bearing assets and the interest expense incurred in connection with deposits, borrowings and other interest-bearing liabilities. As a result, our net interest income can be affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and

Form 10-K • Page 6

regulatory authorities. We have asset and liability management policies that attempt to minimize the potential adverse effects of changes in interest rates on our net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot provide assurance that changes in interest rates will not negatively impact our operating results. For a further discussion on the Company’s exposure to interest rate risk, see Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

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

Credit Risk

A number of factors can impact the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. If customers default on the repayment of their loans, our profitability could be adversely affected. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire any real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

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

Form 10-K • Page 7

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

Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

Electronic Systems

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in disruptions to our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 14 full-service banking offices in four counties in the Mid-Coast and Down East regions of Maine:

Lincoln County	Knox County	Hancock County	Washington County
Boothbay Harbor	Camden	Bar Harbor	Eastport
Damariscotta	Rockland	Blue Hill	Calais
Waldoboro	Rockport	Ellsworth
Wiscasset	Northeast Harbor
Southwest Harbor

First Advisors, the investment management and trust division of the Bank, operates from three offices in Bar Harbor, Brunswick and Damariscotta. The Bank also maintains an Operations Center in Damariscotta.

The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden, Brunswick, Calais, Northeast Harbor, and Southwest Harbor drive-up facilities, for which the Bank entered into long-term leases. Management believes that the Bank’s current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Form 10-K • Page 8

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the NASDAQ National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2006 and 2005. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2006		2005
	High	Low	High	Low
1st Quarter	$17.89	$17.10	$19.00	$16.65
2nd Quarter	17.72	16.45	17.50	16.00
3rd Quarter	17.99	16.62	19.95	16.49
4th Quarter	17.40	16.39	20.40	17.24

The last transaction of the Company’s stock on the NASDAQ National Market System during 2006 was on December 31 at $16.72 per share. There are no warrants outstanding with respect to the Company’s common stock, and the Company has no securities outstanding which are convertible into common equity.

The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 17, 2005	$0.125	April 29, 2005
June 16, 2005	$0.130	July 29, 2005
September 15, 2005	$0.135	October 28, 2005
December 15, 2005	$0.140	January 31, 2006
March 16, 2006	$0.145	April 28, 2006
June 15, 2006	$0.150	July 31, 2006
September 21, 2006	$0.155	October 31, 2006
December 21, 2006	$0.160	January 31, 2007

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2007 will be that year’s net income plus $10.2 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2006, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 10.35% and 11.21%, respectively, as of December 31, 2006.

Form 10-K • Page 9

Unregistered Sales of Equity Securities

The Company issues shares to the Bank's 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. Sales in 2006 are presented in the following table:

Month	Shares	Average Price	Proceeds
January 2006	599	$17.41	$10,000
February 2006	2,275	17.51	40,000
March 2006	454	17.55	8,000
April 2006	633	17.21	11,000
May 2006	451	16.84	8,000
June 2006	456	17.25	8,000
July 2006	467	17.04	8,000
August 2006	878	17.40	15,000
September 2006	387	17.21	7,000
October 2006	380	16.67	6,000
November 2006	817	16.67	14,000
December 2006	399	16.72	7,000
Total	8,196	$17.22	$141,000

Repurchase of Shares and Use of Proceeds

On January 20, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. This program ended in July of 2006, with 248,376 shares repurchased under the program at an average price of $17.15 and at a total cost of $4,261,000.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company's common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company's stock and the level of stock issuances under the Company's employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of December 31, 2006, the Company had repurchased 107,037 shares under the new repurchase plan at an average price of $17.06 and at a total cost of $1,826,000.

The following table details repurchases under both programs during the nine months ended December 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2006	26	$16.89	26	73,738
February 2006	21,025	17.77	21,025	52,713
March 2006	11,836	17.58	11,836	40,877
April 2006	-	-	-	40,877
May 2006	39,033	16.53	39,033	1,844
June 2006	219	17.06	219	1,625
July 2006	-	-	-	250,000
August 2006	57,064	17.45	57,064	192,936
September 2006	6,299	17.31	6,299	186,637
October 2006	35,250	16.48	35,250	151,387
November 2006	8,060	16.60	8,060	143,327
December 2006	364	16.71	364	142,963
Total	179,176	$17.06	179,176	142,963

Form 10-K • Page 10

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts	Years ended December 31,
	2006	2005	2004	2003	2002
Summary of Operations
Interest Income	$ 64,204	$ 50,431	$ 30,528	$ 27,540	$ 22,154
Interest Expense	33,589	18,848	9,024	9,796	12,204
Net Interest Income	30,615	31,583	21,504	17,744	17,103
Provision for Loan Losses	1,325	200	880	907	1,323
Non-Interest Income	10,306	9,034	4,667	5,148	4,951
Non-Interest Expense	22,439	22,518	13,371	11,600	11,545
Net Income	12,295	12,843	8,509	7,427	6,507
Per Common Share Data
Net Income
Basic	$ 1.25	$ 1.32	$ 1.16	$ 1.02	$ 0.90
Diluted	1.25	1.30	1.14	1.00	0.88
Cash Dividends (Declared)	0.61	0.53	0.45	0.38	0.33
Book Value	10.98	10.52	7.18	6.57	5.89
Market Value	16.72	17.58	17.45	16.63	10.49
Financial Ratios
Return on Average Equity	11.63%	12.98%	17.10%	16.39%	16.34%
Return on Average Tangible Equity	15.75	17.81	17.36	16.39	16.34
Return on Average Assets	1.14	1.36	1.41	1.41	1.39
Average Equity to Average Assets	9.81	10.44	8.22	8.58	8.49
Average Tangible Equity to Average Assets	7.24	7.61	8.27	8.58	8.49
Net Interest Margin (Tax-Equivalent)	3.24	3.84	3.94	3.73	4.00
Dividend Payout Ratio (Declared)	48.80	40.15	38.62	37.13	36.16
Allowance for Loan Losses/Total Loans	0.76	0.79	0.99	1.05	1.11
Non-Performing Loans to Total Loans	0.42	0.40	0.34	0.39	0.32
Non-Performing Assets to Total Assets	0.32	0.30	0.25	0.29	0.27
Efficiency Ratio (Tax-equivalent)	52.12	52.89	48.78	48.32	50.49
At Year End
Total Assets	$1,104,869	$1,042,209	$ 634,238	$ 568,812	$ 494,068
Total Loans	838,145	772,338	478,332	398,895	332,074
Total Investment Securities	180,549	183,981	126,827	136,689	122,073
Total Deposits	805,235	713,964	369,844	359,077	334,224
Total Borrowings	179,862	215,189	207,206	157,822	113,365
Total Shareholders’ Equity	107,327	103,452	52,815	47,718	42,695
				High	Low
Market price per common share of stock during 2006				$17.99	$16.39

Form 10-K • Page 11

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation (the “Company”) was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the “Bank”). The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has fourteen offices in along coastal Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.

The Bank offers a wide variety of traditional banking services and derives the majority of its revenues from net interest income – the spread between what it earns on loans and investments and what it pays for deposits and borrowed funds. While net interest income typically increases as earning assets grow, the spread can vary up or down depending on the level and direction of movements in interest rates. Management believes the Bank has modest exposure to changes in interest rates, as discussed in “Interest Rate Risk Management” elsewhere in Management’s Discussion. In addition, the banking business in the Bank’s market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This seasonal swing is fairly predictable and has not had a materially adverse effect on the Bank.

Non-interest income is the Bank’s secondary source of revenue and includes fees and service charges on deposit accounts, fees for processing merchant credit card receipts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First Advisors, a division of the Bank.

Acquisition of FNB Bankshares

On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. Management believes that the products and services offered in FNB’s market have been enhanced by the combination of the two companies, providing a larger capacity to lend money and a stronger overall funding base. In 2005, the combined entity realized approximately $1.0 million in initial cost savings from redundant expenses, such as regulatory fees, audit costs, legal costs, and outsourced costs. In 2006, the combined entity realized additional cost savings of approximately $0.5 million above those realized in 2005.

The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB was acquired in the transaction. As required under GAAP, the purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of the purchase price over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which totaled $27.6 million and included $1.0 million in direct expenses.

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

Form 10-K • Page 12

GAAP vs. Pro-Forma Results

Operating results for the Company are prepared using accounting principles generally accepted in the United States of America (“GAAP”) which under the purchase method of accounting, exclude FNB’s results prior to the closing date of the acquisition, January 14, 2005. This discussion also includes pro-forma information which shows how the Company’s results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented (for a presentation of pro-forma results, see Note 21 to the Consolidated Financial Statements – Pro-Forma Financial Information).

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses and the valuation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results are likely to differ from the amount derived from Management’s estimates and assumptions, and such differences could be substantial.

The allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for loan losses is discussed in more detail in the Assets and Asset Quality section of this report.

The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation.

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

The value of stock options is a critical accounting policy. The Company established a shareholder-approved stock option plan in 1995, under which the Company may grant options to its employees for up to 600,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option’s maximum term is ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under this plan had been granted. The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006.

Form 10-K • Page 13

Results of Operations

First National Lincoln Corporation experienced a challenging year in 2006. The Company’s financial results tell two stories. On the one hand, an extremely challenging interest rate environment was the primary reason for earnings falling slightly short of 2005. On the other hand, earnings of $12.3 million for the year remain very respectable, especially when judged by return on tangible equity, which at 15.75% is well above the Bank’s peer group average of 13.66%.

Net Interest Income

Net interest income in 2006 was $30.6 million, a decrease of $1.0 million or 3.1% from the $31.6 million posted by the Company in 2005. The decline in net interest income during 2006 compared to 2005 was the result of two factors: an inverted yield curve (with short-term interest rates higher than long-term interest rates) as well as a shift by customers from low-cost sources of funding to higher-yield options. Both of these factors were the result of interest rate policies and actions of the Federal Open Market Committee (“FOMC”), which raised short-term rates by 4.25% in 17 consecutive moves between June of 2004 and June of 2006. This has affected the entire banking industry, not just First National Lincoln Corporation. At the same time, asset growth slowed in the third and fourth quarters of 2006. Borrowing demand has been lower than the Company has experienced during prior years, and this, in turn, has led to a higher level of competition for loans, sometimes with what is viewed to be irrational pricing from other lenders. The Company is committed, however, to remain disciplined in its approach, and will not chase loan volume if the pricing or associated level of interest rate risk and credit risk is not in the long-term best interest of the Bank and the Company.

On a pro-forma basis, net interest income for the year ended December 31, 2006 was $30.6 million, a decrease of $1.2 million or 3.9% from net interest income of $31.8 million in 2005. The difference between reported net interest income and pro-forma net interest income for the Company for 2005 was due to the amount of interest income and expense that FNB recorded prior to the merger on January 14, 2005.

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2006, 2005, and 2004.

Year ended December 31, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ 23	$ 10	$ 18	$ 51
Investment securities	1,749	109	21	1,879
Loans held for sale	(3)	4	(1)	-
Loans	6,266	5,017	730	12,013
Total interest income	8,035	5,140	768	13,943
Interest expense
Deposits	2,868	7,791	1,656	12,315
Borrowings	(185)	2,705	(94)	2,426
Total interest expense	2,682	10,496	1,562	14,741
Change in net interest income	$ 5,353	$ (5,356)	$ (794)	$ (798)

Year ended December 31, 2005 compared to 2004
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ 8	$ 1	$ 9
Investment securities	1,420	168	31	1,619
Loans held for sale	1	7	2	10
Loans	14,814	2,541	1,558	18,913
Total interest income	16,235	2,724	1,592	20,551
Interest expense
Deposits	3,439	2,929	1,946	8,314
Borrowings	513	880	117	1,510
Total interest expense	3,952	3,809	2,063	9,824
Change in net interest income	$ 12,283	$ (1,085)	$ (471)	$ 10,727

1 Represents the change attributable to a combination of change in rate and change in volume.

Form 10-K • Page 14

The following table presents, for the years ended December 31, 2006, 2005, and 2004, the interest earned or paid for each major asset and liability category, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2006		2005		2004
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 64	5.41%	$ 13	3.00%	$ 4	0.99%
Investments	11,010	5.73%	9,131	5.66%	7,512	5.54%
Loans held for sale	14	6.93%	14	5.63%	11	5.72%
Loans	55,096	6.79%	43,083	6.08%	24,162	5.50%
Total interest-earning assets	66,184	6.58%	52,241	6.00%	31,689	5.51%
Interest-bearing liabilities
Deposits	25,804	3.55%	13,489	2.25%	5,175	1.44%
Other borrowings	7,785	4.49%	5,359	2.99%	3,849	2.43%
Total interest-bearing liabilities	33,589	3.73%	18,848	2.42%	9,024	1.74%
Net interest income	$32,595		$ 33,393		$ 22,665
Interest rate spread		2.85%		3.58%		3.77%
Net interest margin		3.24%		3.84%		3.94%

Tax-exempt interest income amounted to $3.7 million for the year ended December 31, 2006, $3.4 million for the year ended December 31, 2005, and $2.2 million for the year ended December 31, 2004. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2006, 2005 and 2004.

	For the Years Ended December 31,
Dollars in thousands	2006	2005	2004
Net interest income as presented	$30,615	$31,583	$21,504
Effect of tax-exempt income	1,980	1,810	1,162
Net interest income, tax equivalent	$32,595	$33,393	$22,666

Non-Interest Income

Non-interest income increased by $1.3 million or 14.1% from $9.0 million in 2005 to $10.3 million in 2006. The increase in non-interest income was due to increased investment management and fiduciary income, which increased 15.7%, service charges on deposit accounts, which were up 12.9%, and other operating income, which increased by 18.8%. Included in other operating income was a one-time gain of $285,000 related to the modification and disposition of employment continuity agreements that the Company assumed in the FNB acquisition.

On a pro-forma basis, non-interest income increased by $1.1 million or 12.3% from $9.2 million in 2005 to $10.3 million in 2006. The difference between reported non-interest income and pro-forma non-interest income for the Company for 2005 was due to a small amount that FNB recorded prior to the merger on January 14, 2005.

Non-Interest Expense

Non-interest expense declined $0.1 million or 0.4% in 2006 from $22.5 million in 2005 to $22.4 million in 2006. Due to the challenges produced by the interest rate environment established by the FOMC, the Company aggressively sought to control operating expense in 2006. The Company also saw a decrease in salaries and employee benefits, the result of a lower payout in 2006 under the Company’s Stakeholder bonus program than was paid in 2005 due to the lower level of earnings in 2006, as well as savings on health insurance premiums due to favorable claims experience.

On a pro-forma basis, non-interest expense decreased by $0.8 million or 3.3%. The difference between reported non-interest expense and pro-forma non-interest expense for the Company for 2005 was due to the amount that FNB recorded prior to the merger on January 14, 2005, the majority of which was in salaries and employee benefits.

Form 10-K • Page 15

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $1.3 million in 2006 compared to $0.2 million in 2005. Although this increased $1.1 million in 2006 compared to 2005, this was not attributable to a significant decline in credit quality. Instead, it was the result of a much lower level of provision necessary in 2005 than in 2006 to maintain the allowance for loan losses at an adequate level. Even though the Company’s level of chargeoffs as a percentage of loans outstanding was higher in 2006 than in 2005, it remains historically low at 0.13% of total loans when compared to the 0.15% averaged over the past ten years.

Net Income

After 15 years of consecutive earnings increases, this was the first year since 1990 the Company has posted a decrease in earnings over the prior year. Net income for 2006 was $12.3 million – a 4.3% or $0.5 million decrease from net income of $12.8 million that was posted in 2005. Earnings per share on a fully diluted basis were $1.25, down $0.05 or 3.8% from the $1.30 reported for the year ended December 31, 2005. Lower net interest income and a higher level of provision to the allowance for loan losses were the primary factors for the reduction in net income, despite a strong increase in non-interest income and slightly lower non-interest expense.

On a pro-forma basis, net income for the year ended December 31, 2006, was $12.3 million, a decrease of $0.4 million or 2.9% from pro-forma net income of $12.7 million for the year ended December 31, 2005. Pro-forma fully diluted earnings per share for 2006 were $1.25, a decrease of $0.03 or 2.3% from the $1.28 posted for 2006.

Key Ratios

Return on average assets in 2006 was 1.14%, down from the 1.36% posted in 2005. Return on average tangible equity was 15.75% in 2006, compared to 17.81% in 2005 and 17.36% in 2004, while return on average equity was 11.63% in 2006, compared to 12.98% in 2005 and 17.10% in 2004. The substantial difference between return on average tangible equity and average equity in 2006 and 2005 was due to the addition of goodwill related to the acquisition of FNB Bankshares in 2005. In 2006, the Company’s dividend payout ratio (the ratio of dividends declared to net income) was 48.80%, compared to 40.15% in 2005 and 38.62% in 2004.

The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 52.12% in 2006 compared to 56.21% for the Bank’s peer group, on average. The efficiency ratio is calculated by dividing the Company’s operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains). On a pro-forma basis, the Company’s efficiency ratio of 52.12% in 2006 shows the significant reduction the Company has achieved in operating expenses since the FNB merger, with pro-forma efficiency ratios of 53.97% in 2005 and 55.98% in 2004.

Investment Management and Fiduciary Activities

As of December 31, 2006, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $351.2 million, consisting of 1,054 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2005, when 1,174 accounts with market value of $330.3 million were under management. Although the number of accounts declined during 2006 as a result of account consolidation and the loss of smaller accounts, total assets under management increased as a result of equity market gains and a modest amount of new business.

Form 10-K • Page 16

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,
Dollars in thousands	2006	2005	2004
Cash and cash equivalents	$ 21,227	$ 21,895	$ 12,968
Interest-bearing deposits	1,182	432	406
Securities
U.S. Government and agency securities	88,132	66,674	59,161
Obligations of states and political subdivisions	57,241	52,524	35,127
Other securities	46,780	42,068	41,344
Total securities	192,153	161,266	135,632
Loans held for sale	202	257	198
Loans
Commercial	329,195	286,754	148,819
Consumer	47,578	35,464	26,058
State and municipal	22,107	21,833	12,385
Real estate	412,785	364,557	252,074
Total loans	811,665	708,608	439,336
Less allowance for loan losses	(6,176)	(6,450)	(4,525)
Net loans	805,489	702,158	434,811
Premises and equipment, net	16,250	16,670	8,970
Goodwill	14,020	26,815	-
Other assets	27,684	18,059	10,470
Total assets	$ 1,078,207	$ 947,552	$ 603,455
Deposits
Demand	$ 62,571	$ 60,102	$ 29,907
NOW	101,103	109,048	57,365
Money market	126,837	115,359	81,785
Savings	102,683	112,376	65,452
Certificates of deposit	164,988	119,595	74,730
Certificates of deposit over $100,000	231,867	143,557	81,085
Total deposits	790,049	660,037	390,324
Borrowed funds	173,200	179,409	158,308
Other liabilities	9,199	9,189	5,208
Total liabilities	972,448	848,635	553,840
Common stock	99	98	74
Additional paid-in capital	46,776	46,599	3,047
Retained earnings	58,275	50,689	44,183
Unrealized gain on securities available for sale	609	1,531	2,311
Total capital	105,759	98,917	49,615
Total liabilities and capital	$ 1,078,207	$ 947,552	$ 603,455

Form 10-K • Page 17

Assets and Asset Quality

Asset growth slowed in 2006, with the loan portfolio increasing by $65.8 million or 8.5%, while the investment portfolio decreased $3.4 million or 1.9%. Total assets increased by 6.0% or $62.7 million from $1.04 billion at December 31, 2005, to $1.10 billion at December 31, 2006. As noted previously, loan growth slowed in the third and fourth quarters of 2006, with a lower level of borrowing demand than the Company has experienced during prior years. This, in turn, has led to a higher level of competition for loans, sometimes with what is viewed to be irrational pricing from other lenders. The combination of lower levels of asset growth and a narrowing net interest margin resulted in net interest income declining by $1.0 million or 3.1% during 2006 when compared to 2005.

Although the Bank’s loan delinquency ratio increased to 1.50% in 2006, compared to 1.17% on December 31, 2005 and 0.80% on December 31, 2004, it compares well to its peers. In Management’s opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Investment Activities

During 2006, the Company’s investment portfolio decreased 1.9% to end the year at $180.5 million, compared to $184.0 million on December 31, 2005, although average investments of $192.2 million were $29.9 million or 19.2% higher in 2006 than in 2005. Much of the Company’s investment portfolio consists of callable securities, and many of these securities were called by issuers in 2006 and 2005. Management has substantially offset those calls with suitable additions to the portfolio.

The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.

All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker’s acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.

The Company’s investment portfolio is primarily in U.S. Government agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio’s overall yield while not materially adding to the Company’s level of interest rate risk. The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2006, 2005, and 2004.

Dollars in thousands	2006	2005	2004
Securities available for sale
U.S. Government and agency	$ 4,967	$ 9,101	$ 2,943
Mortgage-backed securities	1,571	1,980	3,602
State and political subdivisions	11,073	11,782	14,240
Corporate securities	18,349	20,353	22,765
Federal Home Loan Bank stock	7,586	10,294	7,696
Federal Reserve Bank stock	662	653	53
Other equity securities	607	580	593
	$ 44,815	$ 54,743	$ 51,892
Securities to be held to maturity
U.S. Government and agency	$ 46,192	$ 42,274	$ 26,529
Mortgage-backed securities	33,379	33,670	16,607
State and political subdivisions	47,549	44,685	24,196
Corporate securities	8,614	8,609	7,603
	135,734	129,238	74,935
Total securities	$ 180,549	$ 183,981	$ 126,827

Form 10-K • Page 18

The following table sets forth certain information regarding the yields and expected maturities of the Company’s investment securities as of December 31, 2006. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax-rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity

U.S. Government and Agency
Due in 1 year or less	$ -	0.00%	$ -	0.00%
Due in 1 to 5 years	-	0.00%	3,000	4.03%
Due in 5 to 10 years	4,967	6.03%	11,500	5.03%
Due after 10 years	-	0.00%	31,693	6.04%
Total	4,967	6.03%	46,192	5.66%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	368	2.83%	2,507	3.89%
Due in 5 to 10 years	-	0.00%	3,972	4.42%
Due after 10 years	1,203	3.55%	26,899	5.03%
Total	1,571	3.38%	33,379	4.87%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	390	6.00%
Due in 1 to 5 years	-	0.00%	2,494	5.10%
Due in 5 to 10 years	11,073	4.80%	10,142	4.34%
Due after 10 years	-	0.00%	34,523	4.27%
Total	11,073	4.80%	47,549	4.34%
Corporate Securities
Due in 1 year or less	3,228	7.78%	125	4.00%
Due in 1 to 5 years	12,839	7.69%	489	8.10%
Due in 5 to 10 years	1,087	7.90%	1,000	4.00%
Due after 10 years	1,195	6.23%	7,000	6.15%
Total	18,349	7.62%	8,614	5.98%
Equity Securities	8,855	5.66%	-	-
	$44,815	6.21%	$135,734	5.02%

Form 10-K • Page 19

Lending Activities

The loan portfolio experienced slow growth in most areas during 2006, with the most significant increase seen in consumer loans. Total loans were $838.1 million at December 31, 2006, a 8.5% increase from total loans of $772.3 million at December 31, 2005. This continues the loan growth trend experienced by the Company over the past ten years. The following tables summarize the Bank’s loan portfolio as of December 31, 2006, 2005, 2004, 2003, and 2002.

Dollars in thousands	As of December 31,
	2006		2005		2004		2003		2002
Commercial
Real estate	$ 94,765	11.3%	$ 79,135	10.2%	$ 47,082	9.84%	$ 40,521	10.2%	$ 37,082	11.2%
Other	236,637	28.2%	233,806	30.3%	110,811	23.17%	97,487	24.4%	82,504	24.8%
Residential real estate
Term	421,967	50.4%	390,995	50.6%	278,879	58.30%	223,251	56.0%	174,070	52.4%
Construction	5,394	0.6%	8,997	1.2%	1,067	0.22%	2,483	0.6%	1,019	0.3%
Consumer	55,658	6.7%	39,135	5.1%	26,769	5.60%	26,123	6.5%	27,925	8.4%
Municipal	23,724	2.8%	20,270	2.6%	13,724	2.87%	9,030	2.3%	9,474	2.9%
Total loans	$838,145	100%	$772,338	100%	$478,332	100%	$398,895	100%	$332,074	100%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2006.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial real estate	$ 468	$ 4,332	$ 3,319	$ 87,640	$ 95,759
commercial other	7,764	59,970	60,457	107,452	235,643
Residential real estate	-	3,522	27,780	390,664	421,966
Residential construction	345	5,049	-	-	5,394
Consumer	797	18,907	8,270	27,684	55,658
Municipal	-	2,969	4,638	16,118	23,725
Totals	$ 9,374	$ 94,749	$ 104,464	$ 629,558	$ 838,145

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2006.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial loans	$ 279,243	33.3%
State and municipal loans	6,760	0.8%
Consumer loans	2,955	0.4%
Equity loans	73,453	8.8%
Residential adjustable-rate mortgages	255,919	30.5%
Total variable-rate loans	618,330	73.8%
Fixed-rate loans	219,815	26.2%
Total loans	$ 838,145	100.0%

Form 10-K • Page 20

Loan Concentrations

As of December 31, 2006, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

The volume of residential mortgages sold into the secondary market during 2006 and 2005 was significantly lower than that sold in 2004 due to the lower origination volumes and the desire of the Company to keep more in its portfolio to increase the level of earning assets. This resulted in lower levels of non-interest income. Loans held for sale are carried at the lower of cost or market value, with a balance of $0.5 million at December 31, 2006 compared to no balance at December 31, 2005.

Allowance for Loan Losses and Loan Loss Experience

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2006, impaired loans with specific reserves totaled $1.1 million (all of these loans were on non-accrual status) and the amount of such reserves was $0.2 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was

Form 10-K • Page 21

adequate as of December 31, 2006. Although the level of the allowance for loan losses is lower than the average of the Bank’s peers as a percentage of total loans, Management views the level of the allowance for loan losses as adequate as a result of the relatively high percentage of residential real estate loans in the portfolio in comparison to the peer group’s average and overall credit quality in the portfolio.

The following table reflects the Bank’s allowance for loan losses by category of loan as of December 31, 2006, 2005, 2004, 2003, and 2002. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans. The percentages represent the proportion of each category to the total amount of loans outstanding at each date.

Dollars in thousands	As of December 31,
	2006		2005		2004		2003		2002
Real estate	$ 749	51%	$ 798	52%	$ 856	58%	$ 690	56%	$ 568	53%
Commercial	4,503	42%	3,983	43%	2,509	36%	2,237	37%	1,835	39%
Consumer	1,008	7%	1,043	5%	711	6%	752	7%	806	8%
Unallocated	104	-	262	-	638	-	521	-	491	-
Total	$6,364	100%	$6,086	100%	$4,714	100%	$4,200	100%	$3,700	100%

During 2006, a provision of $1.3 million was made to the allowance for loan losses, compared to a provision of $0.2 million in 2005, and $0.9 million in 2004. In Management’s opinion, the level of provision in 2006 was appropriate given the overall credit quality of the portfolio. Net loans charged off in 2006 were $1.0 million, or 0.13% of average loans outstanding for the year. This compares to net loan chargeoffs of $0.9 million or 0.12% in 2005 and $0.4 million or 0.08% in 2004.

The following table summarizes the activity with respect to loan losses for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Years ended December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Balance at beginning of year	$6,086	$4,714	$4,200	$3,700	$3,000
Acquisition of FNB Bankshares	-	2,066
Loans charged off:
Commercial[1]	851	501	260	184	432
Real estate mortgage	42	270	-	19	24
Consumer[2]	420	281	180	352	268
Total	1,313	1,052	440	555	724
Recoveries on loans previously charged off
Commercial[1]	93	51	14	52	16
Real estate mortgage	16	-	-	2	-
Consumer	157	107	60	94	85
Total	266	158	74	148	101
Net loans charged off	1,047	894	366	407	623
Provision for loan losses	1,325	200	880	907	1,323
Balance at end of year	$6,364	$6,086	$4,714	$4,200	$3,700
Ratio of net loans charged off to average loans outstanding	0.13%	0.12%	0.08%	0.10%	0.19%
Ratio of allowance for loan losses to total loans outstanding	0.76%	0.79%	0.99%	1.05%	1.11%

1 Includes commercial real estate loans

2 Includes home equity lines of credit

Form 10-K • Page 22

Non-Performing Assets

The Bank’s overall loan delinquency ratio increased to 1.50% at December 31, 2006, versus 1.17% at December 31, 2005. In Management’s opinion, there has been no pattern or trend in non-performing assets of concern. The increase in 2006 was related to isolated circumstances involving a small number of borrowers, and the levels at December 31, 2006, 2005, 2004, 2003 and 2002 are in line with the Management’s opinion of a normal range of delinquency rates for the Bank.

The following table sets forth a summary of loans delinquent more than ninety days by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2006, 2005, 2004, 2003 and 2002

	As of December 31,
Dollars in thousands	2006	2005	2004	2003	2002
Commercial real estate and business	$ 3,390	$2,022	$1,580	$1,320	$ 921
Residential real estate	540	934	270	517	463
Consumer	302	464	32	78	92
Total	$ 4,232	$3,420	$1,882	$1,915	$1,476
Non-accrual loans included in above total	$ 3,485	$3,095	$1,601	$1,537	$1,070
Income not recognized from non-accrual loans	195	202	189	85	108

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

At December 31, 2006, there were two properties owned with a net OREO balance of $1.1 million compared to December 31, 2005 and December 31, 2004 in which no properties were owned. Other real estate owned and repossessed assets are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure.

Funding, Liquidity and Capital Resources

The Company’s principal sources of funding are deposits and borrowed funds from the Federal Home Loan Bank of Boston. The Company has a comprehensive liquidity management program. It maintains adequate funding for its assets by acquiring deposits in its local market as well as through wholesale sources. The Bank’s liquidity position is further supplemented with securities repurchase agreements with certain brokers and $10.0 million in credit lines with correspondent banks.

While the Bank maintains a securities available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or securities repurchase agreements for this purpose. At December 31, 2006, the Company had a net unrealized gain of $0.7 million (net of $0.4 million in deferred income taxes) on securities available for sale.

Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity and also fluctuate throughout the year as a result of changes in volume of wholesale certificates of deposit due to rates available from several wholesale funding sources. In 2006, the maximum amount of deposits at any month end was $848.0 million on September 30, 2006. This balance is somewhat higher than the $805.2 million on December 31, 2006, as a result of wholesale certificates of deposit that were replaced with repurchase agreements and Federal Home Loan Bank borrowings.

As of December 31, 2006, the Bank had primary sources of liquidity of $231.4 million, or 21.55% of its assets. It is Management’s opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. The Bank has not experienced any recent significant deposit trends which would have a material effect on the Bank’s liquidity position.

Deposits

The Bank realized an increase in deposits of $91.3 million or 12.8% from year end 2005 to year end 2006, compared to a 93.0% increase in 2005 and a 3.0% increase in 2004 from year end to year end. While the Company posted good growth in certificates of deposit from both local and wholesale sources, low-cost deposits (including DDA, NOW and savings accounts) declined by $20.9 million or 7.5%. This was the result of a shift to higher-rate options available due

Form 10-K • Page 23

to interest rate policy and actions of the FOMC, which, in turn, contributed to the margin compression previously discussed in the section on net interest income.

The following table sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% growth
Dollars in thousands	2006	2005	2004	2006 vs. 2005
Demand deposits	$ 62,571	$ 60,102	$ 29,907	4.11%
NOW accounts	101,103	109,048	57,365	-7.29%
Money market accounts	126,837	115,359	81,785	9.95%
Savings	102,683	112,376	65,452	-8.63%
Certificates of deposit	396,855	263,152	155,815	50.81%
Total Deposits	$ 790,049	$ 660,037	$ 390,324	19.7%

The Bank’s average cost of deposits (including non-interest-bearing accounts) was 3.27% for the year ended December 31, 2006, compared to 2.04% for the year ended December 31, 2005 and 1.33% for the year ended December 31, 2004. This rise in average cost realized during 2006 is consistent with the interest rate policy and actions of the FOMC. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2006	2005	2004
NOW	0.54%	0.55%	0.20%
Money market	4.64%	2.89%	1.38%
Savings	1.09%	0.97%	0.79%
Certificates of deposit	4.60%	3.21%	2.19%
Total interest-bearing deposits	3.55%	2.25%	1.44%

Of all certificates of deposit, $336.4 million or 82.4% will mature by December 31, 2007. As of December 31, 2006, the Bank held a total of $243.4 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2006	2005
Within 3 Months	$ 70,856	$ 103,283
3 Months through 6 months	66,039	45,529
6 months through 12 months	76,667	22,641
Over 12 months	29,840	8,292
Total	$ 243,402	$ 179,745

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2006, the Bank’s total FHLB borrowing capacity was $256.3 million, of which $118.8 million was unused. As of December 31, 2006, advances totaled $137.6 million, with a weighted average interest rate of 5.08% and remaining maturities ranging from three days to 17 years. This compares to advances totaling $172.6 million, with a weighted average interest rate of 4.23% and remaining maturities ranging from four days to 18 years, as of December 31, 2005. During 2006, the Bank shifted a portion of its funding from borrowed funds to wholesale certificates of deposit in response to pricing available in the market. The increase in the weighted average rate paid on borrowed funds in 2006 compared to 2005 is consistent with the interest rate policy and actions of the FOMC.

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2006 was $39.8 million, compared to $39.9 million on December 31, 2005, and $49.9 million on December 31, 2004. The weighted average rates of these agreements were 3.60% as of December 31, 2006, compared to 2.66% as of December 31, 2005 and 1.57% as of December 31, 2004.

Form 10-K • Page 24

The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2006, 2005, and 2004 were $2.5 million, $2.7 million, and $0.4 million, respectively.

The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $180.9 million at the end of May during 2006, $222.3 million at the end of May for the year 2005, and $207.2 million at the end of November for the year 2004. The average amount outstanding during 2006 was $173.2 million with a weighted average interest rate of 4.49%. This compares to an average outstanding amount of $179.4 million with a weighted average interest rate of 2.99% in 2005, and an average outstanding amount of $158.3 million with a weighted average interest rate of 2.43% in 2004. This rise in average cost realized during 2006 is consistent with the interest rate policy and actions of the FOMC.

Capital Resources

Capital at December 31, 2006 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 7.22% on December 31, 2006, versus 7.66% at December 31, 2005. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2006, the Company had tier-one risk-based capital of 10.40% and tier-two risk-based capital of 11.26%, versus 10.74% and 11.61%, respectively, at December 31, 2005. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.

During 2006, the Company declared cash dividends of $0.145 per share for the first quarter, $0.150 per share for the second quarter, $0.155 per share for the third quarter, and $0.160 per share for the fourth quarter. The Company’s dividend payout ratio was 48.80% of earnings in 2006, 40.15% in 2005, and 38.62% in 2004. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $7.4 million in dividends was declared in 2006 from the Bank to the Company.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2007 will be that year’s net income plus $10.2 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

On January 14, 2005, the Company completed its merger with FNB Bankshares. As part of the merger, the Company issued 2.35 shares of its common stock to the shareholders of FNB Bankshares in exchange for each of the 1,048,814 shares of the common stock of FNB Bankshares outstanding. The total number of shares issued for the FNB acquisition was 2,464,598, with cash in lieu of fractional shares paid at the rate of $17.87 per share

At the time of the merger, there were outstanding options to purchase 126,208 shares of FNB under the FNB Bankshares Stock Option Plan assumed by the Company. Of these, options to acquire 40,630 FNB shares were converted in accordance with the merger agreement into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was approximately $2.6 million.

In 2006, 82,750 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $0.3 million and 11,481 shares were issued via employee stock programs and the dividend reinvestment plan during the year. The Company also purchased 179,176 shares of common stock for total consideration of $3.1 million during the year.

Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations, including the FNB Bankshares merger.

Form 10-K • Page 25

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2006:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 179,862	$132,664	$32,000	$15,000	$198
Operating leases	524	195	208	91	30
Certificates of deposit	408,172	335,854	59,345	12,973	-
Total	$ 588,558	$468,713	$91,553	$28,064	$228
Unused lines, collateralized by residential real estate	$ 57,212	$ 57,212	$ -	$ -	$ -
Other unused commitments	54,896	54,896	-	-	-
Standby letters of credit	1,659	1,659	-	-	-
Commitments to extend credit	14,809	14,809	-	-	-
Total loan commitments and unused lines of credit	$ 128,576	$128,576	$ -	$ -	$ -

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2006, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2006, the Company made capital purchases totaling $0.9 million. This cost will be amortized over an average of seven years, adding approximately $125,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which may occur in conjunction with pending legislation will not have a significant impact on future operating results or financial condition.

Other Information

Impact of Recently Issued Accounting Standards

SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment to The Financial Accounting Standards Board (FASB) Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No.156 to have a material impact on the Company’s financial statements.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Form 10-K • Page 26

The FASB has issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. The Company adopted SFAS No. 123(R) effective January 1, 2006 and has applied the guidance in SAB No. 107 in the financial statements for the year ended December 31, 2006, the effect of which was limited to disclosure in Note 1 to the Company’s financial statements.

FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Application of this FSP in 2006 did not have a material effect on the consolidated financial condition and results of operations of the Company.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The funded status of a plan should be measured as of the date of the Company’s year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006. As of December 31, 2006, the Company’s postretirement benefit plans were underfunded by $2,005,000, as defined in the statement; accordingly, the cumulative effect of initially applying this Statement was a reduction in shareholders’ equity, net of tax, of $352,000.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. SAB No. 108 will not have an effect on the Company’s financial statements for the year ended December 31, 2006.

Forward-Looking Statements

Certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, Management must make assumptions, including, but not limited to, assumptions concerning the level of future interest rates, general local, regional and national economic conditions, competitive pressures, prepayments on loans and investments, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks and uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business.

Form 10-K • Page 27

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, and First National Lincoln Corporation’s market risk is composed primarily of interest rate risk. The Bank’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -14.17% of total assets, which compares to -9.76% of assets at December 31, 2005. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company’s summarized static gap, as of December 31, 2006, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$ 13,569	$ 31,883	$ 70,947	$ 63,081
Loans held for sale	2	9	47	402
Loans	293,824	115,106	334,616	94,599
Other interest-earning assets	-	8,495	-	-
Non-rate-sensitive assets	72	216	1,116	76,885
Total assets	307,467	155,709	406,726	234,967
Interest-bearing deposits	260,572	219,810	72,262	190,434
Borrowed funds	75,257	57,391	47,075	139
Non-rate-sensitive liabilities and equity	1,600	5,100	31,500	143,729
Total liabilities and equity	337,429	282,301	150,837	334,302
Period gap	$ (29,962)	$(126,592)	$ 255,889	$ (99,335)
Percent of total assets	-2.71%	-11.46%	23.16%	-8.99%
Cumulative gap (current)	(29,962)	(156,554)	99,335	-
Percent of total assets	-2.71%	-14.17%	8.99%	0.00%

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

The most recent simulation model projects net interest income would increase by approximately 7.5% of stable-rate net interest income if short-term rates fall gradually by two percentage points over the next year, and decrease by approximately 8.8% if short-term rates rise gradually by two percentage points. Both scenarios are within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down, in the first year. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 24.0% in a falling rate scenario and decrease by 17.1% in a rising rate scenario.

Form 10-K • Page 28

The change in net interest income projections between December 31, 2006, and December 31, 2005, is attributable to the change in the Company’s mix of assets and liabilities, and the flattening of the yield curve which occurred in 2006. A summary of the Company’s interest rate risk simulation modeling, as of December 31, 2006 and 2005 is presented in the following table:

Changes in Net Interest Income	2006	2005
Year 1
Projected changes if rates decrease by 2.0%	+7.5%	+5.5%
Projected change if rates increase by 2.0%	-8.8%	-8.3%
Year 2
Projected changes if rates decrease by 2.0%	+24.0%	+14.4%
Projected change if rates increase by 2.0%	-17.1%	-9.3%

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

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2006, the Company was not using any derivative instruments for interest rate risk management.

Management believes that the current level of interest rate risk is acceptable as of December 31, 2006. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2006, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure.

Form 10-K • Page 29

ITEM 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

First National Lincoln Corporation and Subsidiary

As of December 31,	2006	2005
Assets
Cash and cash equivalents	$ 24,188,000	$ 25,982,000
Securities available for sale	44,815,000	54,743,000
Securities to be held to maturity, fair value of $134,649,000 at December 31, 2006, and $128,563,000 at December 31, 2005	135,734,000	129,238,000
Loans held for sale	460,000	-
Loans	838,145,000	772,338,000
Less allowance for loan losses	6,364,000	6,086,000
Net loans	831,781,000	766,252,000
Accrued interest receivable	6,140,000	5,005,000
Premises and equipment, net	15,845,000	16,712,000
Other real estate owned	1,144,000	-
Goodwill	27,684,000	27,684,000
Other assets	17,078,000	16,593,000
Total assets	$ 1,104,869,000	$ 1,042,209,000
Liabilities
Demand deposits	$62,157,000	$62,109,000
NOW deposits	99,612,000	109,124,000
Money market deposits	137,163,000	127,630,000
Savings deposits	98,131,000	109,615,000
Certificates of deposit under $100,000	164,770,000	125,741,000
Certificates of deposit $100,000 or more	243,402,000	179,745,000
Total deposits	805,235,000	713,964,000
Borrowed funds	179,862,000	215,189,000
Other liabilities	12,445,000	9,604,000
Total liabilities	997,542,000	938,757,000
Commitments and contingent liabilities (notes 13, 14 and 18)
Shareholders’ equity
Common stock, one cent par value	98,000	99,000
Additional paid-in capital	45,587,000	47,718,000
Retained earnings	61,298,000	54,901,000
Accumulated other comprehensive income
Net unrealized gain on securities available for sale, net of tax of $370,000 in 2006 and $373,000 in 2005	696,000	734,000
Net unrealized loss on postretirement benefit costs, net of tax benefit of $190,000	(352,000)	-
Total shareholders’ equity	107,327,000	103,452,000
Total liabilities and shareholders’ equity	$ 1,104,869,000	$ 1,042,209,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,770,792	9,832,777
Number of shares outstanding	9,770,792	9,832,777
Book value per share	$10.98	$10.52
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 30

Consolidated Statements of Income

First National Lincoln Corporation and Subsidiary

Years ended December 31,	2006	2005	2004
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $975,000 in 2006, $879,000 in 2005, and $356,000 in 2004)	$54,585,000	$42,623,000	$23,982,000
Interest on deposits with other banks	64,000	13,000	4,000
Interest and dividends on investments (includes tax-exempt income of $2,703,000 in 2006, $2,482,000 in 2005, and $1,802,000 in 2004)	9,555,000	7,795,000	6,542,000
Total interest and dividend income	64,204,000	50,431,000	30,528,000
Interest expense
Interest on deposits	25,804,000	13,489,000	5,175,000
Interest on borrowed funds	7,785,000	5,359,000	3,849,000
Total interest expense	33,589,000	18,848,000	9,024,000
Net interest income	30,615,000	31,583,000	21,504,000
Provision for loan losses	1,325,000	200,000	880,000
Net interest income after provision for loan losses	29,290,000	31,383,000	20,624,000
Non-interest income
Fiduciary and investment management income	1,951,000	1,686,000	874,000
Service charges on deposit accounts	2,752,000	2,438,000	1,177,000
Net securities gains	18,000	-	-
Mortgage origination and servicing income	503,000	616,000	419,000
Other operating income	5,082,000	4,294,000	2,197,000
Total non-interest income	10,306,000	9,034,000	4,667,000
Non-interest expense
Salaries and employee benefits	10,826,000	11,099,000	7,071,000
Occupancy expense	1,421,000	1,395,000	850,000
Furniture and equipment expense	2,124,000	2,136,000	1,431,000
Amortization of core deposit intangible	283,000	271,000	-
Other operating expenses	7,785,000	7,617,000	4,019,000
Total non-interest expense	22,439,000	22,518,000	13,371,000
Income before income taxes	17,157,000	17,899,000	11,920,000
Income tax expense	4,862,000	5,056,000	3,411,000
Net income	$12,295,000	$12,843,000	$ 8,509,000
Earnings per common share
Basic earnings per share	$ 1.25	$ 1.32	$ 1.16
Diluted earnings per share	1.25	1.30	1.14
Cash dividends declared per share	0.61	0.53	0.45
Weighted average number of shares outstanding	9,816,307	9,745,456	7,330,434
Incremental shares	49,476	114,751	149,721
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 31

Consolidated Statements of Changes in Shareholders’ Equity

First National Lincoln Corporation and Subsidiary

					Net
	Number				unrealized
	of				gain on
	common		Additional		securities		Total
	shares	Common	paid-in	Retained	available	Treasury	Shareholders’
	outstanding	stock	capital	earnings	for sale	stock	equity
Balance at December 31, 2003	7,264,140	$ 74,000	$ 4,650,000	$ 42,988,000	$ 2,497,000	$ (2,491,000)	$ 47,718,000
Net income	-	-	-	8,509,000	-	-	8,509,000
Net unrealized loss on securities available for sale, net of tax benefit of $277,000	-	-	-	-	(538,000)	-	(538,000)
Comprehensive income	-	-	-	8,509,000	(538,000)	-	7,971,000
Cash dividends declared	-	-	-	(3,292,000)	-	-	(3,292,000)
Payment to repurchase common stock	(25,543)	-	-	-	-	(404,000)	(404,000)
Proceeds from sale of common stock	118,239	-	(625,000)	-	-	1,447,000	822,000
Retirement of treasury stock	-	-	(52,000)	(1,396,000)	-	1,448,000	-
Balance at December 31, 2004	7,356,836	74,000	3,973,000	46,809,000	1,959,000	-	52,815,000
Net income	-	-	-	12,843,000	-	-	12,843,000
Net unrealized loss on securities available for sale, net of tax benefit of $631,000	-	-	-	-	(1,225,000)	-	(1,225,000)
Comprehensive income	-	-	-	12,843,000	(1,225,000)	-	11,618,000
Cash dividends declared	-	-	-	(5,212,000)	-	-	(5,212,000)
Payment to repurchase common stock	(176,247)	(2,000)	(3,030,000)	-	-	-	(3,032,000)
Proceeds from sale of common stock	187,590	2,000	1,414,000	-	-	-	1,416,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	461,000	-	-	461,000
Acquisition of FNB Bankshares	2,464,598	25,000	45,361,000	-	-	-	45,386,000
Balance at December 31, 2005	9,832,777	$ 99,000	$ 47,718,000	$ 54,901,000	$ 734,000	$ -	$103,452,000

Form 10-K • Page 32

					Net	Net
	Number				unrealized	unrealized
	of				gain on	loss on
	common		Additional		securities	post-	Total
	shares	Common	paid-in	Retained	available	retirement	Shareholders’
	outstanding	stock	capital	earnings	for sale	benefits	equity
Balance at December 31, 2005	9,832,777	$ 99,000	$ 47,718,000	$ 54,901,000	$ 734,000	$ -	$103,452,000
Net income	-	-	-	12,295,000	-	-	12,295,000
Net unrealized loss on securities available for sale, net of tax benefit of $3,000	-	-	-	-	(38,000)	-	(38,000)
Adjustment to initially apply Statement No. 158, net of tax benefit of $190,000	-	-	-	-	-	(352,000)	(352,000)
Comprehensive income	-	-	-	12,295,000	(38,000)	(352,000)	11,905,000
Cash dividends declared	-	-	-	(5,983,000)	-	-	(5,983,000)
Equity compensation expense	-	-	60,000	-	-	-	60,000
Payment to repurchase common stock	(179,176)	(1,000)	(3,051,000)	-	-	-	(3,052,000)
Proceeds from sale of common stock	117,191	-	860,000	-	-	-	860,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	85,000	-	-	85,000
Balance at December 31, 2006	9,770,792	$ 98,000	$ 45,587,000	$ 61,298,000	$ 696,000	$ (352,000)	$107,327,000
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 33

Consolidated Statements of Cash Flows

First National Lincoln Corporation and Subsidiary

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities
Net income	$12,295,000	$12,843,000	$ 8,509,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,400,000	1,469,000	1,009,000
Deferred income taxes	(424,000)	392,000	(3,000)
Provision for loan losses	1,325,000	200,000	880,000
Loans originated for resale	(17,435,000)	(24,524,000)	(15,375,000)
Proceeds from sales of loans	16,975,000	25,115,000	16,357,000
Net gain on sale of other real estate owned	(10,000)	-	-
Equity compensation expense	60,000	-	-
Net (gain)/loss on sale or call of securities available for sale	(18,000)	-	4,000
Net change in other assets and accrued interest receivable	(1,444,000)	(2,721,000)	100,000
Net change in other liabilities	2,542,000	2,257,000	455,000
Net amortization of premiums on investments	(253,000)	68,000	88,000
Net acquisition amortization	252,000	319,000	-
Provision for losses on other real estate owned	269,000	-	-
Net cash provided by operating activities	15,534,000	15,418,000	12,024,000
Cash flows from investing activities
Proceeds from maturities, payments, calls of securities available for sale	10,019,000	4,723,000	6,245,000
Proceeds from maturities, payments, calls of securities held to maturity	20,040,000	22,590,000	48,494,000
Proceeds from sales of other real estate owned	561,000	-	47,000
Purchases of securities available for sale	(58,000)	(7,423,000)	(1,529,000)
Purchases of securities to be held to maturity	(26,339,000)	(52,405,000)	(44,251,000)
Net increase in loans	(68,961,000)	(109,943,000)	(79,803,000)
Capital expenditures	(872,000)	(1,353,000)	(974,000)
Proceeds from sale of real estate	339,000	-	-
Cash for acquisition, net of cash received	-	3,493,000	-
Net cash used in investing activities	(65,271,000)	(140,318,000)	(71,771,000)
Cash flows from financing activities
Net increase (decrease) in demand deposits, savings, and money market accounts	(11,415,000)	30,102,000	11,838,000
Net increase (decrease) in certificates of deposit	102,837,000	121,383,000	(1,071,000)
Advances on long-term borrowings	30,000,000	-	8,215,000
Repayments on long-term borrowings	-	(47,118,000)	(27,331,000)
Net increase (decrease) in short-term borrowings	(65,304,000)	38,088,000	68,500,000
Payments to repurchase common stock	(3,052,000)	(3,032,000)	(404,000)
Proceeds from sale of common stock	860,000	1,416,000	822,000
Dividends paid	(5,983,000)	(4,727,000)	(3,139,000)
Net cash provided by financing activities	47,943,000	136,112,000	57,430,000
Net increase (decrease) in cash and cash equivalents	(1,794,000)	11,212,000	(2,317,000)
Cash and cash equivalents at beginning of year	25,982,000	14,770,000	17,087,000
Cash and cash equivalents at end of year	$24,188,000	$25,982,000	$14,770,000
Interest paid	$32,934,000	$18,386,000	$ 9,086,000
Income taxes paid	4,443,000	4,957,000	3,529,000
Non-cash transactions:
Non-cash assets acquired with common stock	-	254,984,000	-
Less liabilities assumed	-	213,091,000	-
Transfer from loans to other real estate owned	1,964,000	-	-
Net change in unrealized gain on securities available for sale	41,000	1,856,000	815,000

The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 34

Notes to Consolidated Financial Statements

Nature of Operations

First National Lincoln Corporation (the Company) through its wholly-owned subsidiary, The First, N.A. (“the Bank”), provides a full range of banking services to individual and corporate customers from fourteen offices in Mid-Coast and Down East Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services. First Advisors has three offices in Mid-Coast and Down East Maine. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and 2005 operating results include the effect of the FNB acquisition only after the closing date (see Note 21 – Pro-Forma Financial Information).

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

Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank’s funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, to increase capital, or for other similar reasons. These assets are accounted for at fair value, with unrealized gains or losses adjusted through shareholders’ equity, net of related income taxes.

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

Form 10-K • Page 35

of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. Loans more than 30 days past due are considered delinquent.

Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Goodwill & Identified Intangible Assets

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2006 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits which were acquired. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2006, the Company determined that goodwill was not impaired.

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

Accrual of Interest Income and Expense

Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. Recording of interest income on problem loans, which includes impaired loans, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes impaired loans, are applied to reduce the loan’s principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

Premises and Equipment

Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by straight-line and accelerated methods over the asset’s estimated useful life.

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

Form 10-K • Page 36

Segments

First National Lincoln Corporation, through the branches of its subsidiary, The First, N.A., provides a broad range of financial services to individuals and companies in Mid-Coast and Down East Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company’s banking operations are considered by Management to be aggregated in one reportable operating segment.

Comprehensive Income

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale, net of tax, and unrealized loss related to postretirement benefit costs, net of tax, is disclosed in the consolidated statements of changes in shareholders’ equity.

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

Stock Options

The Company established a shareholder-approved stock option plan in 1995, under which the Company may grant options to its employees for up to 600,000 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Only incentive stock options may be granted under the plan. The option price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option’s maximum term is ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under this plan had been granted.

In addition, options to acquire 40,630 FNB shares were converted into options to acquire an aggregate of 95,479 common shares of the Company at a purchase price of $3.80 per share as a result of the FNB acquisition. As of December 31, 2006, all options converted as a result of the FNB acquisition had been exercised.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $60,000 in compensation cost is included in the Company’s financial statements for 2006. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 3.2 years is $171,000, which is comprised of $23,000 for 16,500 options granted in 2002 and $148,000 for 42,000 options granted in 2005.

The weighted average fair market value per share was $2.77 for options granted in 2002 and $4.41 for options granted in 2005. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.07 in 2002 and $0.12 in 2005, risk-free interest rate of 1.58% in 2002 and 4.20% in 2005, volatility of 37.73% in 2002 and 25.81% in 2005, and an expected life of 10 years for both years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of December 31, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	58,500	$3.95
Granted in 2006	-	-
Vested in 2006	-	-
Forfeited in 2006	-	-
Non-vested at December 31, 2006	58,500	$3.95

Form 10-K • Page 37

During 2006, 82,750 options were exercised, with total proceeds paid to the Company of $271,000. The excess of the fair value of the stock issued upon option exercise over the exercise price was $1,138,000. The Company recognized a tax benefit of $85,000 on disqualifying dispositions related to stock option exercises during 2006.

A summary of the status of the Company’s Stock Option Plan as of December 31, 2006, and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	205,750	$ 7.61
Granted in 2006	-	-
Vested in 2006	-	-
Exercised in 2006	(82,750)	3.28
Forfeited in 2006	-	-
Outstanding at December 31, 2006	123,000	$10.53	4.7	$ 815,000
Exercisable at December 31, 2006	64,500	$ 5.97	2.5	$ 693,000

In prior years, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan(s). Accordingly, no compensation cost was recognized in prior years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in prior years.

For the years ended December 31,	2006	2005	2004
Net income
As reported	$ 12,295,000	$ 12,843,000	$ 8,509,000
Value of option grants, net of tax	-	115,000	-
Pro forma	$ 12,295,000	$ 12,728,000	$ 8,509,000
Basic earnings per share
As reported	$ 1.25	$ 1.32	$ 1.16
Value of option grants, net of tax	-	0.01	-
Pro forma	$ 1.25	$ 1.31	$ 1.16
Diluted earnings per share
As reported	$ 1.25	$ 1.30	$ 1.14
Value of option grants, net of tax	-	0.01	-
Pro forma	$ 1.25	$ 1.29	$ 1.14

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2006 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $12,091,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Form 10-K • Page 38

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2006 and 2005:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2006	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ 5,001,000	$ -	$ (34,000)	$ 4,967,000
Mortgage-backed securities	1,573,000	36,000	(38,000)	1,571,000
State and political subdivisions	10,729,000	344,000	-	11,073,000
Corporate securities	17,600,000	810,000	(61,000)	18,349,000
Federal Home Loan Bank stock	7,586,000	-	-	7,586,000
Federal Reserve Bank stock	662,000	-	-	662,000
Other equity securities	594,000	18,000	(5,000)	607,000
	$ 43,745,000	$ 1,208,000	$ (138,000)	$ 44,815,00
Securities to be held to maturity
U.S. Treasury and agency	$ 46,192,000	$ 12,000	$ (787,000)	$ 45,417,000
Mortgage-backed securities	33,379,000	99,000	(787,000)	32,691,000
State and political subdivisions	47,549,000	535,000	(169,000)	47,915,000
Corporate securities	8,614,000	12,000	-	8,626,000
	$ 135,734,000	$ 658,000	$ (1,743,000)	$ 134,649,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2005	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ 9,161,000	$ -	$ (60,000)	$ 9,101,000
Mortgage-backed securities	1,943,000	39,000	(2,000)	1,980,000
State and political subdivisions	11,340,000	442,000	-	11,782,000
Corporate securities	19,675,000	1,193,000	(515,000)	20,353,000
Federal Home Loan Bank stock	10,294,000	-	-	10,294,000
Federal Reserve Bank stock	653,000	-	-	653,000
Other equity securities	565,000	19,000	(4,000)	580,000
	$ 53,631,000	$ 1,693,000	$ (581,000)	$ 54,743,000
Securities to be held to maturity
U.S. Treasury and agency	$ 42,274,000	$ 88,000	$ (495,000)	$ 41,867,000
Mortgage-backed securities	33,670,000	100,000	(697,000)	33,073,000
State and political subdivisions	44,685,000	526,000	(221,000)	44,990,000
Corporate securities	8,609,000	24,000	-	8,633,000
	$ 129,238,000	$ 738,000	$ (1,413,000)	$ 128,563,000

The following table summarizes the contractual maturities of investment securities at December 31, 2006:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 3,199,000	$ 3,228,000	$ 515,000	$ 517,000
Due in 1 to 5 years	12,626,000	13,207,000	8,490,000	8,419,000
Due in 5 to 10 years	16,684,000	17,127,000	26,614,000	26,476,000
Due after 10 years	2,394,000	2,398,000	100,115,000	99,237,000
Equity securities	8,842,000	8,855,000	-	-
	$ 43,745,000	$ 44,815,000	$ 135,734,000	$ 134,649,000

Form 10-K • Page 39

At December 31, 2006, securities with a fair value of $137,253,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $155,156,000, as of December 31, 2005 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The Company’s gross securities gain in 2006, which originated from the call of a security by its issuer at a premium, was $18,000, with $6,000 of related tax expense. There were no realized gains or losses in 2005 or 2004.

Management reviews securities with unrealized losses for other than temporary impairment. Federal Home Loan Bank stock and Federal Reserve Bank stock have been evaluated for impairment. As of December 31, 2006, there were 103 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 64 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment. Information regarding securities temporarily impaired as of December 31, 2006 and 2005 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2006	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 11,596,000	$ (195,000)	$ 31,776,000	$ (626,000)	$ 43,372,000	$ (821,000)
Mortgage-backed securities	4,198,000	(55,000)	23,580,000	(770,000)	27,778,000	(825,000)
State and political subdivisions	6,244,000	(36,000)	4,273,000	(133,000)	10,517,000	(169,000)
Corporate securities	-	-	1,004,000	(61,000)	1,004,000	(61,000)
Other equity securities	101,000	(2,000)	73,000	(3,000)	174,000	(5,000)
	$ 22,139,000	$ (288,000)	$ 60,706,000	$ (1,593,000)	$ 82,845,000	$ (1,881,000)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2005	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 37,022,000	$ (409,000)	$ 6,854,000	$ (146,000)	$ 43,876,000	$ (555,000)
Mortgage-backed securities	22,454,000	(367,000)	9,383,000	(332,000)	31,837,000	(699,000)
State and political subdivisions	18,521,000	(142,000)	824,000	(79,000)	19,345,000	(221,000)
Corporate securities	2,118,000	(513,000)	475,000	(2,000)	2,593,000	(515,000)
Other equity securities	84,000	(4,000)	-	-	84,000	(4,000)
	$ 80,199,000	$ (1,435,000)	$ 17,536,000	$ (559,000)	$ 97,735,000	$ (1,994,000)

Note 4. Loan Servicing

At December 31, 2006 and 2005, the Bank serviced loans for others totaling $162,151,000 and $164,226,000, respectively. Net gains from the sale of loans totaled $222,000 in 2006, $300,000 in 2005, and $201,000 in 2004.

In 2006, mortgage servicing rights of $579,000 were capitalized or acquired, and amortization for the year totaled $705,000. After deducting for an impairment reserve of $3,000 at December 31, 2006, mortgage servicing rights had a fair value of $985,000, which is included in other assets. In 2005, mortgage servicing rights of $1,074,000 were capitalized or acquired, and amortization for the year totaled $669,000. After deducting for an impairment reserve of $6,000 at December 31, 2005, mortgage servicing rights had a fair value of $1,109,000, which is included in other assets.

Form 10-K • Page 40

Note 5. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2006 and 2005:

As of December 31,	2006	2005
Real estate loans
Residential	$ 421,967,000	$ 390,995,000
Commercial	94,765,000	79,135,000
Commercial and industrial loans	236,637,000	233,806,000
State and municipal loans	23,724,000	20,270,000
Consumer loans	55,658,000	39,135,000
Residential construction loans	5,394,000	8,997,000
Total loans	$ 838,145,000	$ 772,338,000

Loan balances include net deferred loan costs of $1,261,000 in 2006 and $1,125,000 in 2005. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $341,702,000 and $286,522,000 in 2006 and 2005, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

At December 31, 2006 and 2005, loans on non-accrual status totaled $3,485,000 and $3,095,000, respectively. Interest income which would have been recognized on these loans, if interest had been accrued, was $396,000 for 2006, $202,000 for 2005, and $189,000 for 2004. Loans past due greater than 90 days which are accruing interest totaled $748,000 at December 31, 2006 and $402,000 at December 31, 2005. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

For the years ended December 31,	2006	2005	2004
Balance at beginning of year	$ 6,086,000	$ 4,714,000	$ 4,200,000
Acquisition of FNB Bankshares	-	2,066,000	-
Provision charged to operating expenses	1,325,000	200,000	880,000
	7,411,000	6,980,000	5,080,000
Loans charged off	(1,313,000)	(1,052,000)	(440,000)
Recoveries on loans	266,000	158,000	74,000
Net loans charged off	(1,047,000)	(894,000)	(366,000)
Balance at end of year	$ 6,364,000	$ 6,086,000	$ 4,714,000

Information regarding impaired loans is as follows:

As of December 31,	2006	2005	2004
Average investment in impaired loans	$ 3,391,000	$ 2,690,000	1,617,000
Interest income recognized on impaired loans, all on cash basis	99,000	56,000	39,000

As of December 31,	2006	2005
Balance of impaired loans	$ 3,485,000	$ 3,081,000
Less portion for which no allowance for loan losses is allocated	(2,400,000)	(2,072,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$ 1,085,000	$ 1,009,000
Portion of allowance for loan losses allocated to the impaired loan balance	$ 211,000	$ 392,000

Loans to directors, officers and employees totaled $30,907,000 at December 31, 2006 and $28,468,000 at December 31, 2005. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

Form 10-K • Page 41

For the years ended December 31,	2006	2005
Balance at beginning of year	$ 17,016,000	$ 10,539,000
New loans	3,389,000	14,471,000
Repayments	(1,710,000)	(7,994,000)
Balance at end of year	$ 18,695,000	$ 17,016,000

Note 6. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2006	2005
Land	$ 3,635,000	$ 3,784,000
Land improvements	602,000	602,000
Buildings	12,115,000	12,186,000
Equipment	11,503,000	11,206,000
	27,855,000	27,778,000
Less accumulated depreciation	12,010,000	11,066,000
	$ 15,845,000	$ 16,712,000

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2006	2005
Real estate acquired in settlement of loans	$ 1,144,000	$ -

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2006	2005	2004
Balance at beginning of year	$ -	$ -	$ -
Losses charged to allowance	-	-	-
Provision charged to operating expenses	269,000	-	-
Balance at end of year	$ 269,000	$ -	$ -

Form 10-K • Page 42

Note 8. Goodwill

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

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company’s stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company’s stock for the 30-day period ending January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was $2.6 million.

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

The transaction was accounted for as a purchase and, accordingly, the operations of FNB are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired equaled $27,835,000 and was recorded as goodwill, none of which is expected to be deductible for tax purposes. During the fourth quarter of 2005, this amount was reduced $276,000, net of tax, as a result of pending changes in employment continuity agreements with FNB employees who became employees of the Bank, which resulted in lower reserves for these agreements. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Note 9. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2006	2005	2004
Federal income tax
Current	$ 5,075,000	$ 4,452,000	$ 3,278,000
Deferred	(424,000)	392,000	(3,000)
	4,651,000	4,844,000	3,275,000
State franchise tax	211,000	212,000	136,000
	$ 4,862,000	$ 5,056,000	$ 3,411,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2006	2005	2004
Expected tax expense	$ 6,005,000	$ 6,265,000	$ 4,053,000
Non-taxable income	(1,209,000)	(1,168,000)	(734,000)
State franchise tax, net of federal tax benefit	137,000	139,000	90,000
Other	(71,000)	(180,000)	2,000
	$ 4,862,000	$ 5,056,000	$ 3,411,000

Form 10-K • Page 43

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidate balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2006 and 2005 are as follows:

	2006	2005
Allowance for loan losses	$2,136,000	$1,969,000
Other real estate owned	94,000	-
Assets related to FNB acquisition	61,000	342,000
Accrued pension and post-retirement	1,073,000	756,000
Other assets	162,000	-
Total deferred tax asset	3,526,000	3,067,000
Net deferred loan costs	(524,000)	(498,000)
Depreciation	(1,539,000)	(1,460,000)
Unrealized gain on securities available for sale	(374,000)	(378,000)
Mortgage servicing rights	(346,000)	(341,000)
Core deposit intangible	(798,000)	(897,000)
Liabilities related to FNB acquisition	(93,000)	(219,000)
Other liabilities	(18,000)	(108,000)
Total deferred tax liability	(3,692,000)	(3,901,000)
Net deferred tax liability	$(166,000)	$(834,000)

Note 10. Certificates of Deposit

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2007	$122,292,000	$213,562,000	$335,854,000
2008	32,833,000	20,420,000	53,253,000
2009	4,404,000	1,688,000	6,092,000
2010	3,083,000	7,190,000	10,273,000
2011	2,158,000	542,000	2,700,000
	$164,770,000	$243,402,000	$408,172,000

Interest on certificates of deposit of $100,000 or more was $11,210,000, $4,829,000, and $1,732,000 in 2006, 2005 and 2004, respectively.

Note 11. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.

Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2006, the Bank’s total FHLB borrowing capacity was $256,276,000, of which $118,772,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2006 had fixed rates of interest until their respective maturity dates, except for the FHLB overnight line of credit, which has an interest rate which can fluctuate daily. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $10.0 million in credit lines with correspondent banks which are currently not in use.

Borrowed funds at December 31, 2006 and 2005 have the following range of interest rates and maturity dates:

Form 10-K • Page 44

As of December 31, 2006
Federal Home Loan Bank Advances
2007	3.99%	-	5.61%	$ 90,357,000
2008	4.86%	-	4.94%	30,000,000
2009		-	4.98%	2,000,000
2010	4.95%	-	5.41%	15,000,000
2012 and thereafter		-	0.00%	198,000
				137,555,000
Treasury Tax & Loan Notes (rate at December 31, 2006 was 5.04%)			variable	2,512,000
Repurchase agreements	2.71%	-	5.07%	39,795,000
				$179,862,000
As of December 31, 2005
Federal Home Loan Bank Advances
2006	1.85%	-	4.38%	$140,865,000
2007	3.99%	-	4.47%	12,000,000
2009		-	4.98%	2,000,000
2010	4.95%	-	5.41%	15,000,000
2011 and thereafter		-	4.50%	2,782,000
				172,647,000
Treasury Tax & Loan Notes (rate at December 31, 2005 was 4.00%)			variable	2,691,000
Repurchase agreements	1.98%	-	4.40%	39,851,000
				$215,189,000

Note 12. Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to 50.0% of their compensation (not to exceed $15,000 if under age 50 and $20,000 if over age 50), and the Bank may provide a match of up to 3.0% of compensation. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2006, 2.0% in 2005, and 2.5% in 2004. The expense related to the 401(k) plan was $315,000, $298,000, and $220,000 in 2006, 2005, and 2004, respectively.

Supplemental Retirement Plan

The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $149,000 in 2006, $166,000 in 2005, and $147,000 in 2004. As of December 31, 2006 and 2005, the accrued liability of this plan was $1,060,000 and $967,000, respectively.

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

In December 2003, the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act included two features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation and net periodic postretirement benefit costs: a subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. During 2004, the Financial Accounting Standards Board (“FASB”) Staff issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses employers’ accounting for the effects of the Act and was effective for the Company in 2004. The

Form 10-K • Page 45

accounting for the Act will depend on the Company’s assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act. Accordingly, the potential impact of applying the FSP is not known.

The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2006	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year:	$ 1,705,000	$ 531,000	$ 542,000
Service cost	13,000	11,000	4,000
Interest cost	125,000	119,000	33,000
Benefits paid	(157,000)	(121,000)	(45,000)
Actuarial (gain) loss	319,000	(24,000)	(3,000)
Plan change from FNB acquisition	-	1,189,000	-
Benefit obligation at end of year:	$ 2,005,000	$ 1,705,000	$ 531,000
Funded status
Benefit obligation at end of year	$ (2,005,000)	$ (1,705,000)	$ (531,000)
Unamortized prior service cost	-	(11,000)	(14,000)
Unamortized net actuarial loss	-	56,000	40,000
Unrecognized transition obligation	-	208,000	237,000
Accrued benefit cost	$ (2,005,000)	$ (1,452,000)	$ (268,000)

For the years ended December 31,	2006	2005	2004
Components of net periodic benefit cost
Service cost	$ 13,000	$ 11,000	$ 4,000
Interest cost	125,000	119,000	33,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service cost	(3,000)	(3,000)	3,000
Amortization of accumulated losses	4,000	6,000	5,000
Net periodic benefit cost	$ 168,000	$ 162,000	$ 74,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2007 is $153,000. For years ending 2008 through 2011 the estimated amount of benefits to be paid is $150,000, $154,000, $161,000 and $165,000 respectively, and the total estimated amount of benefits to be paid for years ended 2012 through 2016 is $788,000. Plan expense for 2007 is estimated to be $175,000.

In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” On initial application, a $352,000 adjustment was recognized in the Statement of Changes in Shareholders’ Equity as a component of other comprehensive income. Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows :

At December 31,	2006	Portion to Be Recognized in Income in 2007
Unamortized prior service cost	$ 8,000	$ -
Unamortized net actuarial loss	(371,000)	-
Unrecognized transition obligation	(179,000)	29,000
	(542,000)	-
Deferred tax benefit at 35%	190,000	(10,000)
Net unrecognized postretirement benefits included in comprehensive income	$(352,000)	$ 19,000

Form 10-K • Page 46

The incremental effect of applying SFAS No. 158 on individual line items in the balance sheets as of December 31, 2006, are as follows:

	Before Application	SFAS No. 158 Adjustment	After Application
Other assets	$ 16,888,000	$ 190,000	$ 17,078,000
Total assets	1,104,679,000	190,000	1,104,869,000
Other liabilities	11,903,000	542,000	12,445,000
Total liabilities	997,000,000	542,000	997,542,000
Accumulated other comprehensive income	696,000	(352,000)	344,000
Total shareholders’ equity	$ 107,679,000	$ (352,000)	$ 107,327,000

The unrecognized transition obligation arose from the Bank’s election to recognize the accumulated post-retirement benefit obligation as of January 1, 1993 of $578,000 as a component of net periodic post-retirement benefit cost over a 20-year period.

Note 13. Shareholders’ Equity

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2006, 428,129 shares had been issued pursuant to these plans, leaving 271,871 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 17,410 shares in 2006, 36,727 shares in 2005, and 16,950 shares in 2004.

In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2006, 91,912 shares have been issued, leaving 508,088 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 17,031 shares in 2006, 13,633 shares in 2005, and 15,186 shares in 2004.

Note 14. Off-Balance-Sheet Financial Instruments and Concentrations of Credit Risk

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

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2006, 2005 or 2004.

Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party, with the customer being obligated to repay (with interest) any amounts paid out by the Bank under the letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

Form 10-K • Page 47

As of December 31,	2006	2005
Unused lines, collateralized by residential real estate	$ 57,212,000	$ 68,062,000
Other unused commitments	54,896,000	62,979,000
Standby letters of credit	1,659,000	1,486,000
Commitments to extend credit	14,809,000	16,060,000
Total	$ 128,576,000	$ 148,587,000

The Bank grants residential, commercial and consumer loans to customers principally located in the Mid-Coast region of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of borrowers’ ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.

Note 15. Earnings Per Share

The following tables provide detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006
Net income as reported	$12,295,000
Basic EPS: Income available to common shareholders	12,295,000	9,816,307	$ 1.25
Effect of dilutive securities: incentive stock options		49,476
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,295,000	9,865,783	$ 1.25
For the year ended December 31, 2005
Net income as reported	$12,843,000
Basic EPS: Income available to common shareholders	12,843,000	9,745,456	$ 1.32
Effect of dilutive securities: incentive stock options		114,751
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,843,000	9,860,207	$ 1.30
For the year ended December 31, 2004
Net income as reported	$ 8,509,000
Basic EPS: Income available to common shareholders	8,509,000	7,330,434	$ 1.16
Effect of dilutive securities: incentive stock options		149,721
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 8,509,000	7,480,155	$ 1.14

All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

Note 16. Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

The carrying values of cash, cash equivalents, due from banks and federal funds sold approximate their relative fair values.

Form 10-K • Page 48

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Cash Surrender Value of Life Insurance

The fair value is based on the actual cash surrender value of life insurance policies.

Accrued Interest Receivable

The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans for which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss.

Deposits

The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company’s net assets could increase.

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on Management’s judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the

Form 10-K • Page 49

value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The estimated fair values for the Company’s financial instruments as of December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$ 24,188,000	$ 24,188,000	$ 25,982,000	$ 25,982,000
Securities available for sale	44,815,000	44,815,000	54,743,000	54,743,000
Securities to be held to maturity	135,734,000	134,649,000	129,238,000	128,563,000
Loans (net of allowance for loan losses)	831,781,000	814,049,000	766,252,000	759,244,000
Cash surrender value of life insurance	8,495,000	8,495,000	8,212,000	8,212,000
Accrued interest receivable	6,140,000	6,140,000	5,005,000	5,005,000
Financial liabilities
Deposits	$ 805,235,000	$ 735,741,000	$713,964,000	$ 676,462,000
Borrowed funds	179,862,000	181,321,000	215,189,000	216,554,000
Accrued interest payable	1,592,000	1,592,000	937,000	937,000

Note 17. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2006	2005	2004
Other operating income
Merchant discount fees	$ 2,507,000	$ 2,250,000	$ 1,039,000
ATM income	771,000	684,000	-
Other operating expense
Merchant interchange fees	$ 2,393,000	$ 2,278,000	$ 898,000

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2007 will be 2007 earnings plus retained earnings of $10,208,000 from 2006 and 2005.

The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company’s operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank

Form 10-K • Page 50

must meet specific capital guidelines that involve quantitative measurements of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

		For	To be well-
		capital	capitalized under
		adequacy	prompt corrective
	Actual	purposes	action provisions
As of December 31, 2006
Tier 2 capital to	$82,455,000	$58,827,000	$73,534,000
risk-weighted assets	11.21%	8.00%	10.00%
Tier 1 capital to	$76,091,000	$29,414,000	$44,120,000
risk-weighted assets	10.35%	4.00%	6.00%
Tier 1 capital to	$76,091,000	$42,347,000	$52,934,000
average assets	7.19%	4.00%	5.00%
As of December 31, 2005
Tier 2 capital to	$76,963,000	$55,664,000	$69,581,000
risk-weighted assets	11.05%	8.00%	10.00%
Tier 1 capital to	$70,877,000	$27,832,000	$41,748,000
risk-weighted assets	10.18%	4.00%	6.00%
Tier 1 capital to	$70,877,000	$38,890,000	$48,612,000
average assets	7.28%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For	To be well-
		capital	capitalized under
		adequacy	prompt corrective
	Actual	purposes	action provisions
As of December 31, 2006
Tier 2 capital to	$82,849,000	$58,862,000	n/a
risk-weighted assets	11.26%	8.00%	n/a
Tier 1 capital to	$76,485,000	$29,431,000	n/a
risk-weighted assets	10.40%	4.00%	n/a
Tier 1 capital to	$76,485,000	$42,395,000	n/a
average assets	7.22%	4.00%	n/a
As of December 31, 2005
Tier 2 capital to	$81,019,000	$55,694,000	n/a
risk-weighted assets	11.61%	8.00%	n/a
Tier 1 capital to	$74,933,000	$27,847,000	n/a
risk-weighted assets	10.74%	4.00%	n/a

Form 10-K • Page 51

Tier 1 capital to	$74,933,000	$39,149,000	n/a
average assets	7.66%	4.00%	n/a

Note 19. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2006	2005
Assets
Cash and cash equivalents	$ 142,000	$ 1,087,000
Dividends receivable	1,500,000	400,000
Investments	443,000	445,000
Investment in subsidiary	78,931,000	74,340,000
Premises and equipment	224,000	226,000
Goodwill	27,559,000	27,559,000
Other assets	183,000	1,669,000
Total assets	$ 108,982,000	$ 105,726,000
Liabilities and shareholders’ equity
Dividends payable	$ 1,563,000	$ 1,374,000
Other liabilities	92,000	900,000
Total liabilities	1,655,000	2,274,000
Shareholders’ equity
Common stock	98,000	99,000
Additional paid-in capital	45,587,000	47,718,000
Retained earnings	61,634,000	55,625,000
Net unrealized gains on available-for-sale securities	8,000	10,000
Total shareholders’ equity	107,327,000	103,452,000
Total liabilities and shareholders’ equity	$ 108,982,000	$ 105,726,000

Statements of Income

For the years ended December 31,	2006	2005	2004
Investment income	$ 36,000	$ 33,000	$ 56,000
Other expense	120,000	58,000	74,000
Loss before Bank earnings	(84,000)	(25,000)	(18,000)
Equity in earnings of Bank
Remitted	7,485,000	7,400,000	3,276,000
Unremitted	4,894,000	5,468,000	5,251,000
Net income	$ 12,295,000	$ 12,843,000	$ 8,509,000

Form 10-K • Page 52

Statements of Cash Flows

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$ 12,295,000	$ 12,843,000	$ 8,509,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,000	2,000	2,000
Equity compensation expense	60,000	-	-
(Increase) decrease in other assets	386,000	(999,000)	(83,000)
Increase (decrease) in other liabilities	(619,000)	1,749,000	19,000
Unremitted earnings of Bank	(4,894,000)	(5,468,000)	(5,251,000)
Net cash provided by operating activities	7,230,000	8,127,000	3,196,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	-	-	250,000
Net cash used in acquisition	-	(2,348,000)	-
Net cash provided by (used in) investing activities	-	(2,348,000)	250,000
Cash flows from financing activities:
Payments to purchase common stock	(3,052,000)	(3,032,000)	(404,000)
Proceeds from sale of common stock	860,000	1,416,000	822,000
Dividends paid	(5,983,000)	(4,727,000)	(3,135,000)
Net cash used in financing activities	(8,175,000)	(6,343,000)	(2,717,000)
Net increase (decrease) in cash and cash equivalents	(945,000)	(564,000)	729,000
Cash and cash equivalents at beginning of year	1,087,000	1,651,000	922,000
Cash and cash equivalents at end of year	$ 142,000	$ 1,087,000	$ 1,651,000

Form 10-K • Page 53

Note 20. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands	2005Q1	2005Q2	2005Q3	2005Q4	2006Q1	2006Q2	2006Q3	2006Q4
Balance Sheets
Cash	$22,206	$22,080	$32,007	$25,982	$21,052	$22,606	$26,512	$24,188
Investments	156,182	160,041	163,439	183,981	187,930	189,718	178,954	180,549
Net loans	676,091	712,270	733,163	766,252	785,184	819,918	822,318	831,781
Other assets	63,739	64,181	64,712	65,994	66,207	68,341	67,656	68,351
Total assets	918,218	958,572	993,321	1,042,209	1,060,373	1,100,583	1,095440	1,104,869
Deposits	606,180	672,254	755,324	713,964	750,714	786,961	848,048	805,235
Borrowed funds	202,856	177,729	126,647	215,189	194,172	196,649	130,300	179,862
Other liabilities	9,467	8,017	9,506	9,604	10,908	11,343	10,428	12,445
Stockholders’ equity	99,715	100,572	101,844	103,452	104,579	105,630	106,664	107,327
Total liabilities & equity	918,218	958,572	993,321	1,042,209	1,060,373	1,100,583	1,095,440	1,104,869
Income Statements
Interest income	10,896	12,294	13,138	14,103	14,812	15,833	16,829	16,730
Interest expense	3,453	4,400	5,149	5,846	7,064	8,338	9,091	9,096
Net interest income	7,443	7,894	7,989	8,257	7,748	7,495	7,738	7,634
Provision for loan losses	-	100	-	100	250	350	300	425
Net interest income after provision for loan losses	7,443	7,794	7,989	8,157	7,498	7,145	7,438	7,209
Non-interest income	1,663	2,228	2,954	2,189	2,073	2,360	3,246	2,627
Non-interest expense	4,906	5,666	6,254	5,692	5,434	5,081	6,235	5,689
Income before taxes	4,200	4,356	4,689	4,654	4,137	4,424	4,449	4,147
Income taxes	1,205	1,223	1,342	1,286	1,159	1,252	1,272	1,179
Net income	2,995	3,133	3,347	3,368	2,978	3,172	3,177	2,968
Basic earnings per share	0.32	0.32	0.34	0.34	0.30	0.32	0.32	0.31
Diluted earnings per share	0.31	0.31	0.34	0.34	0.30	0.32	0.32	0.31

Form 10-K • Page 54

Note 21. Pro-Forma Financial Information

On August 25, 2004, the Company entered into an agreement to acquire FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. This acquisition was completed on January 14, 2005, and in the table which follows, pro forma financial information is presented.

The pro forma statements of income in the following table show how the Company’s results of operations would have been presented if the Company and FNB had operated as one entity for the entire periods presented. Management has made adjustments to reflect the amortization of the premium on loans acquired, increased depreciation on premises, and amortization of the core deposit intangible. Average shares outstanding and incremental shares used in earnings per share calculations are based upon the exchange ratio of 2.35 shares of the Company for each share of FNB.

	For the years ended December 31,
	2006	2005	2004
Interest income	$ 64,204,000	$ 50,812,000	$41,356,000
Interest expense	33,589,000	18,956,000	11,304,000
Net interest income	30,615,000	31,856,000	30,052,000
Provision for loan losses	1,325,000	200,000	1,060,000
Net interest income after provision for loan losses	29,290,000	31,656,000	28,992,000
Other operating income	10,306,000	9,179,000	8,748,000
Other operating expenses	22,439,000	23,212,000	22,831,000
Income before income taxes	17,157,000	17,623,000	14,909,000
Applicable income taxes	4,862,000	4,954,000	4,163,000
Net income	$ 12,295,000	$ 12,669,000	$ 10,746,000
Operating Statistics
Basic earnings per share	$1.25	$1.30	$1.10
Diluted earnings per share	$1.25	$1.28	$1.08
Cash dividends declared per share	$0.61	$0.53	$0.45
Dividend payout ratio	48.80%	40.77%	39.14%
Return on average assets	1.14%	1.32%	1.31%
Return on average equity	11.63%	12.72%	16.47%
Return on average tangible equity	15.75%	17.41%	16.51%
Efficiency ratio (tax equivalent)	52.12%	53.97%	55.98%

Form 10-K • Page 55

Report of Independent Registered Public Accounting Firm

Berry, Dunn, McNeil & Parker

The Board of Directors and Shareholders

First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Notes 1 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First National Lincoln Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on Management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine

March 16, 2007

Form 10-K • Page 56

ITEM 9. Changes in and/or Disagreements with Accountants

on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2006, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2006. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which follows this report.

Form 10-K • Page 57

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First National Lincoln Corporation

We have audited Management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First National Lincoln Corporation (“Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Lincoln Corporation’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Management’s assessment that First National Lincoln Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First National Lincoln Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First National Lincoln Corporation as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated March 15, 2007 expressed an unqualified opinion.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 16, 2007

ITEM 9B. Other Information

None

Form 10-K • Page 58

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

ITEM 14 Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

Form 10-K • Page 59

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Company’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 3.2 Conformed Copy of the Company’s Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(a) FNB Bankshares’ Stock Option Plan. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(b) Specimen FNB Bankshares Non-Qualified Stock Option Agreement entered into with Messrs. Rosborough, McKim, Wrobel, Dalrymple and Lay, whose FNB Bankshares options have been converted into options to purchase 5,287, 34,086, 15,275, 11,750 and 21,150 shares of the Company’s stock, respectively, all at $3.80 per share, incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim, Wrobel, Dalrymple and Lay, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(c) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on January 31, 2006.

Exhibit 10.2(d) Specimen Amendment to Employment Continuity Agreement entered into with Mr. Dalrymple, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on September 27, 2006.

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

Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on June 19, 2003. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2006. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company’s website at www.fnlc.com.

Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on April 15, 2004. Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on March 15, 2006. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company’s website at www.fnlc.com.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Form 10-K • Page 60

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

Form 10-K • Page 61

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

By /s/ DANIEL R. DAIGNEAULT

Daniel R. Daigneault, President

March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel R. Daigneault	/s/ F Stephen Ward
Daniel R. Daigneault, President and Director	F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 16, 2007	March 16, 2007

/s/ Robert B. Gregory

Robert B. Gregory, Director and Chairman of the Board

March 16, 2007

/s/ Katherine M. Boyd	/s/ Mark N. Rosborough
Katherine M. Boyd , Director	Mark N. Rosborough, Director
March 16, 2007	March 16, 2007

/s/ Tony C. McKim	/s/ Stuart G. Smith
Tony C. McKim, Director	Stuart G. Smith, Director
March 16, 2007	March 16, 2007

/s/ Randy A. Nelson	/s/ David B. Soule, Jr.
Randy A. Nelson, Director	David B. Soule, Jr. , Director
March 16, 2007	March 16, 2007

/s/ Carl S. Poole, Jr.	/s/ Bruce A. Tindal
Carl S. Poole, Jr., Director	Bruce A. Tindal, Director
March 16, 2007	March 16, 2007

Form 10-K • Page 62