Form 10-Q
period 2007-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2007-05-10
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 9, 2007

Common Stock: 9,784,070 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financials Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	8

Note 5 – Postretirement Benefit Plans	9

Note 6 – Goodwill	10

Note 7 –L oan Servicing	10

Note 8 – Derivative Financial Instruments	10

Note 9 – Income Taxes	11

Note10 – Reclassifications	11

Note11 – Impact of Recently Issued Accounting Standards	11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Critical Accounting Policies	12

Executive Summary	12

Net Interest Income	13

Provision for Loan Losses	14

Non-Interest Income	14

Non-Interest Expense	14

Income Taxes	14

Investments	15

Loans	15

Allowance for Loan Losses	15

Non-Performing Assets	16

Goodwill	16

Deposits	16

Borrowed Funds	16

Shareholders’ Equity	17

Average Daily Balance Sheets	18

Off-Balance Sheet Financial Instruments	19

Sale of Loans	19

Contractual Obligations	19

Liquidity Management	19

Forward-Looking Statements	19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Market-Risk Management	20

Asset/Liability Management	20

Interest Rate Risk Management	21

Item 4: Controls and Procedures	22

Part II – Other Information	23

Item 1 – Legal Proceedings	23

Item 1a –Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 – Default Upon Senior Securities	23

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 5 – Other Information	24

Item 6 – Exhibits	25

Signatures	26

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months ended
Dollars in thousands,	March 31
except for per share amounts	2007	2006

Summary of Operations
Interest Income	$16,948	$14,812
Interest Expense	9,383	7,064
Net Interest Income	7,565	7,748
Provision for Loan Losses	300	250
Non-Interest Income	2,148	2,073
Non-Interest Expense	5,250	5,434
Net Income	3,003	2,978
Per Common Share Data
Basic Earnings per Share	$0.31	$0.30
Diluted Earnings per Share	0.31	0.30
Cash Dividends Declared	0.165	0.145
Book Value	11.12	10.62
Market Value	15.92	17.59
Financial Ratios
Return on Average Equity (1)	11.25%	11.56%
Return on Average Tangible Equity (1)	15.12%	15.74%
Return on Average Assets (1)	1.10%	1.15%
Average Equity to Average Assets	9.77%	9.92%
Average Tangible Equity to Average Assets	7.27%	7.29%
Net Interest Margin Tax-Equivalent (1)	3.16%	3.46%
Dividend Payout Ratio	53.23%	48.33%
Allowance for Loan Losses/Total Loans	0.77%	0.77%
Non-Performing Loans to Total Loans	0.26%	0.51%
Non-Performing Assets to Total Assets	0.20%	0.38%
Efficiency Ratio (2)	51.16%	52.60%
At Period End
Total Assets	$1,108,621	$1,060,373
Total Loans	846,190	791,315
Total Investment Securities	178,390	187,930
Total Deposits	824,761	750,714
Total Shareholders’ Equity	108,800	104,579

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of March 31, 2007 and 2006 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

May 9, 2007

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	March 31,	December 31,	March 31,
In thousands of dollars	2007	2006	2006
Assets
Cash and due from banks	$ 21,103	$ 24,188	$ 21,052
Overnight funds sold	-	-	-
Securities available for sale	43,924	44,815	54,369
Securities to be held to maturity (fair value $133,474 at March 31, 2007, $134,649 at December 31, 2006, and $131,610 at March 31, 2006)	134,466	135,734	133,561
Loans held for sale (fair value approximates cost)	584	460	-
Loans	846,190	838,145	791,315
Less: allowance for loan losses	6,495	6,364	6,131
Net loans	839,695	831,781	785,184
Accrued interest receivable	7,202	6,140	6,096
Premises and equipment	15,670	15,845	16,516
Other real estate owned	1,144	1,144	498
Goodwill	27,684	27,684	27,684
Other assets	17,149	17,078	15,413
Total Assets	$1,108,621	$1,104,869	$1,060,373
Liabilities
Demand deposits	$ 53,128	$ 62,157	$ 58,526
NOW deposits	96,685	99,612	100,432
Money market deposits	140,465	137,163	118,670
Savings deposits	93,472	98,131	103,267
Certificates of deposit	182,890	164,770	154,068
Certificates $100,000 and over	258,121	243,402	215,751
Total deposits	824,761	805,235	750,714
Borrowed funds	162,512	179,862	194,172
Other liabilities	12,548	12,445	10,908
Total Liabilities	999,821	997,542	955,794
Shareholders’ Equity
Common stock	98	98	100
Additional paid-in capital	45,693	45,587	47,430
Retained earnings	62,685	61,298	56,505
Net unrealized gains on securities available-for-sale	672	696	544
Net unrealized loss on postretirement benefit costs	(348)	(352)	-
Total Shareholders’ Equity	108,800	107,327	104,579
Total Liabilities & Shareholders’ Equity	$1,108,621	$1,104,869	$1,060,373

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,783,515	9,770,792	9,849,166
Book value per share	$11.12	$10.98	$10.62

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the three months
	ended March 31,
In thousands of dollars	2007	2006
Interest income
Interest and fees on loans	$14,462	$12,507
Interest on deposits with other banks	-	-
Interest and dividends on investments	2,486	2,305
Total interest income	16,948	14,812
Interest expense
Interest on deposits	7,229	5,119
Interest on borrowed funds	2,154	1,945
Total interest expense	9,383	7,064
Net interest income	7,565	7,748
Provision for loan losses	300	250
Net interest income after provision for loan losses	7,265	7,498
Non-interest income
Investment management and fiduciary income	503	496
Service charges on deposit accounts	659	622
Net securities gains	-	-
Mortgage origination and servicing income	100	84
Other operating income	886	871
Total non-interest income	2,148	2,073
Non-interest expense
Salaries and employee benefits	2,712	2,662
Occupancy expense	379	374
Furniture and equipment expense	474	505
Amortization of identified intangibles	71	71
Other operating expense	1,614	1,822
Total non-interest expense	5,250	5,434
Income before income taxes	4,163	4,137
Applicable income taxes	1,160	1,159
NET INCOME	$3,003	$2,978
Earnings per common share:
Basic earnings per share	$0.31	$0.30
Diluted earnings per share	$0.31	$0.30
Cash dividends declared per share	$0.165	$0.145
Weighted average number of shares outstanding	9,780,352	9,857,326
Incremental Shares	40,945	84,829

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gains on securities available for sale	Net unrealized loss on post-retirement benefit costs	Total share-holders’ equity
Balance at December 31, 2005	9,832,777	$ 99	$47,718	$54,901	$734	$ -	$103,452
Net income	-	-	-	2,978	-	-	2,978
Net unrealized loss on securities available for sale, net of tax benefit of $102	-	-	-	-	(190)	-	(190)
Comprehensive income	-	-	-	2,978	(190)	-	2,788
Cash dividends declared	-	-	-	(1,429)	-	-	(1,429)
Payment to repurchase common stock	(32,887)	-	(578)	-	-	-	(578)
Proceeds from sale of common stock	49,276	1	290	-	-	-	291
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	-	55
Balance at March 31, 2006	9,849,166	$100	$47,430	$56,505	$544	$ -	$104,579

Balance at December 31, 2006	9,770,792	$ 98	$45,587	$61,298	$696	$(352)	$107,327
Net income	-	-	-	3,003	-	-	3,003
Net unrealized loss on securities available for sale, net of tax benefit of $13	-	-	-	-	(24)	-	(24)
Net change in unrecognized transition obligation for postretirement benefits, net of tax of $3	-	-	-	-	-	4	4
Comprehensive income	-	-	-	3,003	(24)	4	2,983
Cash dividends declared	-	-	-	(1,616)	-	-	(1,616)
Equity compensation expense	-	-	15	-	-	-	15
Payment to repurchase common stock	(6,668)	-	(111)	-	-	-	(111)
Proceeds from sale of common stock	19,391	-	202	-	-	-	202
Balance at March 31, 2007	9,783,515	$ 98	$45,693	$62,685	$672	$(348)	$108,800

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For three months ended March 31,
In thousands of dollars	2007	2006
Cash flows from operating activities
Net income	$ 3,003	$ 2,978
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	307	344
Provision for loan losses	300	250
Loans originated for resale	(5,663)	(4,198)
Proceeds from sales and transfers of loans	5,539	4,198
Equity compensation expense	15	-
Net increase (decrease) in other assets and accrued interest	(1,194)	18
Net increase in other liabilities	68	1,354
Net accretion of discounts on investments	(355)	(21)
Net acquisition amortization	57	67
Provision for losses on other real estate owned	17	-
Net cash provided by operating activities	2,094	4,990
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	1,226	97
Proceeds from maturities, payments and calls of securities to be held to maturity	51,777	2,817
Proceeds from sales of other real estate owned	518	-
Purchases of securities available for sale	(343)	-
Purchases of securities to be held to maturity	(50,183)	(7,134)
Net increase in loans	(8,768)	(19,727)
Capital expenditures	(132)	(148)
Net cash used in investing activities	(5,905)	(24,095)
Cash flows from financing activities
Net decrease in demand deposits, savings, money market and club accounts	(13,313)	(27,583)
Net increase in certificates of deposit	32,868	64,378
Advances on long-term borrowings	10,000	-
Repayment on long-term borrowings	(5,000)	-
Net decrease in short-term borrowings	(22,356)	(21,011)
Payments to repurchase common stock	(111)	(578)
Proceeds from sale of common stock	202	291
Tax benefit from disqualifying disposition of stock options		55
Dividends paid	(1,564)	(1,377)
Net cash provided by financing activities	726	14,175
Net decrease in cash and cash equivalents	(3,085)	(4,930)
Cash and cash equivalents at beginning of year	24,188	25,982
Cash and cash equivalents at end of period	$ 21,103	$ 21,052
Interest paid	$ 9,001	$ 6,292
Income taxes paid	$ 273	$ 8
Non-cash transactions
Change in unrealized gain on available for sale securities, net of tax	$ (24)	$ (190)
Net transfer from loans to other real estate owned	$ 535	$ -

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

First National Lincoln Corporation and Subsidiary

Note 1 – Basis of Presentation

First National Lincoln Corporation (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2007 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Note 2 – Common Stock

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2007, the Company had repurchased 113,704 shares under the new repurchase plan at an average price of $17.02 and at a total cost of $1.9 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $15,000 in compensation cost is included in the Company’s financial statements for the current year. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.9 years is $156,000, which is comprised of $17,000 for 16,500 options granted in 2002 and $139,000 for 42,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of March 31, 2007.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	58,500	$3.95
Granted in 2007	-	-
Vested in 2007	-	-
Forfeited in 2007	-	-
Non-vested at March 31, 2007	58,500	$3.95

During 2007, 9,000 options were exercised, with proceeds paid to the Company of $31,000. The excess of the fair value of the stock issued upon option exercise over the exercise price was $120,000. A summary of the status of the Company’s Stock Option Plan as of March 31, 2007 and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	123,000	$10.53
Granted in 2007	-	-
Vested in 2007	-	-
Exercised in 2007	(9,000)	3.42
Forfeited in 2007	-	-
Outstanding at March 31, 2007	114,000	$11.09	4.9	$695
Exercisable at March 31, 2007	55,500	$ 6.39	2.6	$574

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2007
Net income as reported	$3,003
Basic EPS: Income available to common shareholders	$3,003	9,780,352	$0.31
Effect of dilutive securities: incentive stock options		40,945
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,003	9,821,297	$0.31
For the three months ended March 31, 2006
Net income as reported	$2,978
Basic EPS: Income available to common shareholders	$2,978	9,857,326	$0.30
Effect of dilutive securities: incentive stock options		84,829
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,978	9,942,155	$0.30

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.

Note 5 – Postretirement Benefit Plans

In December 2006, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At March 31,
In thousands of dollars	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,005	$1,705
Service cost	3	3
Interest cost	31	30
Benefits paid	(38)	(32)
Benefit obligation at end of period	2,001	1,706
Funded status
Benefit obligation at end of period	(2,001)	(1,706)
Unamortized prior service cost	-	(11)
Unamortized net actuarial loss	-	56
Unrecognized transition obligation	-	201
Accrued benefit cost	$(2,001)	$(1,460)

The following table sets forth the net periodic pension cost:

	For three months ended March 31,
In thousands of dollars	2007	2006
Components of net periodic benefit cost
Service cost	$ 3	$ 3
Interest cost	31	30
Amortization of unrecognized transition obligation	7	7
Amortization of prior service credit	(1)	(1)
Amortization of accumulated losses	1	2
Net periodic benefit cost	$41	$41

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss are as follows:

	At March 31,
In thousands of dollars	2007	2006
Unamortized prior service credit	$ 7	$ -
Unamortized net actuarial loss	(370)	-
Unrecognized transition obligation	(172)	-
	(535)	-
Deferred tax benefit at 35%	(187)	-
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (348)	$ -

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The Company’s expected benefit payments for the second quarter of 2007 are $38,000 and the expected benefit payments for all of 2007 are $153,000. There is no expected contribution for 2007. Plan expense for 2007 is estimated to be $168,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Loan Servicing

The Company implemented SFAS No. 156, “Accounting for Servicing of Financial Assets,” in the first quarter of 2007. An amendment to SFAS No. 140, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method.

In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average ten-year U.S. Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the three months ended March 31, 2007, mortgage servicing rights of $178,000 were capitalized and amortization for the period totaled $111,000. At March 31, 2007 and 2006, the Bank serviced loans for others totaling $163.7 million and $163.0 million, respectively. Mortgage servicing rights are included in other assets and are detailed in the following table:

	At March 31
In thousands of dollars	2007	2006
Mortgage servicing rights	$ 3,494	$ 2,893
Accumulated amortization	(2,550)	(1,845)
Impairment reserve	(9)	(8)
	$ 935	$ 1,040

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits.

Management has determined that the hedge relationship is 100 percent effective. The fair value of the derivative, $72,000 at March 31, 2007, is recorded on the balance sheet. This approximates the amortized cost of the cap, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive income in the statement of changes in shareholders’ equity for the period ended March 31, 2007.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.

Note 10 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

Note 11 – Impact of Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement to change current practice.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation and Subsidiary

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, the valuation of mortgage servicing rights, and goodwill. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions.

Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management’s estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

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

Executive Summary

The current challenges faced by the banking industry were summed up very well by Don Johnson and Jeff Kaplan in the March issue of the NASDAQ Regional Banking Monitor, in which they noted that investors should ‘not expect much improvement from the flat earnings reported (by banks) during the fourth quarter of 2006. While the first quarter is generally weaker than the fourth quarter ... the anticipated weakness also reflects the challenges facing the industry. First quarter earnings growth is expected to be hurt by the deterioration of asset quality in the form of higher nonperforming assets, net charge-offs and loan loss provisions as well as a moderation of loan growth, (and) stiff competition on loan and deposit pricing.”

The Company’s first-quarter results were better than those Kaplan and Johnson predicted for the banking industry. Net income and earnings per share were higher than the first quarter of 2006 as well as above those posted for the previous quarter. Net income for the three months ended March 31, 2007, was $3,003,000, an increase of 0.8% from net income of $2,978,000 for the comparable period of 2006 and up $33,000 or 1.1% from the previous quarter. Fully diluted earnings per share for the three months ended March 31, 2007 were $0.31, a 3.3% increase from the $0.30 reported for the first quarter of 2006. Although the Company had modest growth in earning assets this quarter, it experienced margin compression due to the flat-to-inverted yield curve, with liability costs increasing more rapidly than yield on assets. The net interest margin on a tax-equivalent basis declined to 3.16% for the first three months of 2007 from 3.46% for the same period in 2006, which, in turn, has resulted in a modest decline in net interest income.

Asset quality remains strong, with first quarter net chargeoffs of $169,000 significantly lower than the $243,000 average quarterly net chargeoffs during the past two years. Past-due and problem loans remain low and improved, with non-performing loans to total loans at 0.26% as of March 31, 2007, compared to 0.51% a year ago.

Net Interest Income

Total interest income of $16.9 million for the three months ended March 31, 2007 is a 14.4% increase from total interest income of $14.8 million for the comparable period of 2006. Rising interest rates resulted in higher asset yields in 2007 compared to 2006. Total interest expense of $9.4 million for the first three months of 2007 is a 32.8% increase from total interest expense of $7.1 million for the first three months of 2006. This was a direct result of the rising interest rate climate and increased volume of higher cost sources of funding. Net interest income decreased 2.4% to $7.6 million for the three months ended March 31, 2007, from $7.7 million reported for the same period in 2006.

The Company’s net interest margin on a tax-equivalent basis decreased from 3.46% in the first three months of 2006 to 3.16% for the three months ended March 31, 2007. This is due to the current flat yield curve and liability costs increasing at a faster rate than the yield on assets. These results are consistent with the Company’s expectations for changes in its net interest income in the current rate environment.

Tax-exempt interest income amounted to $947,000 and $879,000 for the three months ended March 31, 2007 and 2006, respectively. Tax equivalency is calculated using a 35.0% effective tax rate. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2007 and 2006:

	For the three months
	ended March 31,
	2007	2006
Net interest income as presented	$ 7,565	$ 7,748
Effect of tax-exempt income	510	474
Net interest income, tax equivalent	$ 8,075	$ 8,222

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2007 and 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Three months ended March 31,	2007		2006
Dollars in thousands	Amount of interest	Average yield/rate	Amount of interest	Average yield/rate
Interest-earning assets
Investments	$ 2,855	5.98%	$ 2,659	5.84%
Loans held for sale	4	7.95%	8	5.96%
Loans	14,599	7.03%	12,619	6.56%
Total interest-earning assets	17,458	6.84%	15,286	6.42%
Interest-bearing liabilities
Deposits	7,229	3.91%	5,119	3.04%
Other borrowings	2,154	4.81%	1,945	4.10%
Total interest-bearing liabilities	9,383	4.08%	7,064	3.27%
Net interest income	$ 8,075		$ 8,222
Interest rate spread		2.75%		3.15%
Net interest margin		3.16%		3.46%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 compared to 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in both years.

Three months ended March 31, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ -	$ -	$ -
Investment securities	129	64	3	196
Loans held for sale	-	2	1	3
Loans	999	903	71	1,973
Total interest income	1,128	969	75	2,172
Interest expense
Deposits	497	1,470	143	2,110
Other borrowings[2]	(108)	336	(19)	209
Total interest expense	389	1,806	124	2,319
Change in net interest income	$ 739	$ (837)	$ (49)	$ (147)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $300,000 provision to the allowance for loan losses was made during the first three months of 2007, compared to a $250,000 provision made for the same period of 2006. This additional provision is not indicative of a significant decline in loan quality – it was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs.

Non-Interest Income

Non-interest income was $2,148,000 for the three months ended March 31, 2007, an increase of 3.6% from $2,073,000 reported for the first three months of 2006. This rise in non-interest income was primarily due to increases in mortgage origination and servicing income as well as increased levels of revenue on deposit accounts.

Non-Interest Expense

Non-interest expense of $5,250,000 for the three months ended March 31, 2007, is a decrease of 3.4% compared to non-interest expense of $5,434,000 for the same period in 2006. This decline was attributable to minimal increases in employee costs as well as lower other operating expense. Due to the challenges produced by the interest rate environment established by the FOMC, the Company aggressively sought to control operating expense in the first quarter of 2007.

Income Taxes

Income taxes on operating earnings were $4,163,000 for the three months ended March 31, 2007, up from $4,137,000 in the same period a year ago. This is in line with the Company’s level of income before taxes.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006.

Investments

The Company’s investment portfolio decreased by $2.2 million or 1.2% to $178.4 million between December 31, 2006, and March 31, 2007. At March 31, 2007, the Company’s available-for-sale portfolio had an unrealized gain, net of taxes, of $0.7 million. Between March 31, 2006, and March 31, 2007, the Company’s investment portfolio decreased by $9.5 million or 5.1%.

Loans

Loans grew by $8.0 million or 1.0% during the first three months of 2007. The growth in commercial loans was $8.0 million or 2.4% while municipal loans decreased $0.1 million or 0.5%. The residential mortgage portfolio increased by $2.4 million or 0.7%, and home equity lines of credit decreased $1.8 million or 2.5% year-to-date. Between March 31, 2006 and March 31, 2007 the loan portfolio increased $54.9 million or 6.9%, as a result of modest customer demand.

Allowance for Loan Losses

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio. Loans are charged off when deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2007, impaired loans with specific reserves totaled $1.3 million (all of these loans were on non-accrual status) and the amount of such reserves were $0.5 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as March 31, 2007. As of that date, the balance of $6,495,000 was 0.77% of total loans, compared to 0.76% at December 31, 2006 and 0.77% at March 31, 2006. Loans considered to be impaired according to SFAS 114/118 totaled $2.5 million at March 31, 2007 compared to $3.5 million at December 31, 2006. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2007, was $0.5 million compared to $0.2 million at December 31, 2006.

In Management’s opinion, the level of the Company’s allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank’s loan portfolio has a higher percentage of residential mortgage loans than peers, which typically reflects a much lower level of credit risk. The Company’s actual historical experience supports this by the overall credit quality of the portfolio and historically low level of chargeoffs.

Non-Performing Assets

At March 31, 2007, loans on non-accrual status totaled $2.2 million, which compares to non-accrual loans of $3.5 million as of December 31, 2006. In addition to loans on non-accrual status March 31, 2007, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $0.8 million which compares to $0.7 million as of December 31, 2006. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB was acquired in the transaction. As of December 31, 2006, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Deposits

During the first three months of 2007, total deposits increased by $19.5 million or 2.4% over December 31, 2006. Core deposits (demand, NOW, savings and money market accounts) decreased by $13.3 million or 3.4% in the first three months of 2007, and during the same period, certificates of deposit increased $32.8 million or 8.0%. Between March 31, 2006, and March 31, 2007, deposits grew by 9.9%, or $74.0 million. Certificates of deposit grew by $71.2 million, while money market accounts also grew by $21.8 million. Demand deposits decreased by $5.4 million, while NOW accounts also decreased by $3.7 million, and savings decreased by $9.8 million. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources. The Company saw a decline in core deposits year-over-year due to transfers to higher-yielding certificates of deposit due to higher interest rates.

Borrowed Funds

The Company’s funding includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2007, borrowed funds decreased $17.4 million or 9.6% from December 31, 2006, as a result of the deposit growth previously noted. Between March 31, 2006 and March 31, 2007, borrowed funds also decreased by $31.7 million or 16.3%.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2007 was $108.8 million, compared to $107.3 million as of December 31, 2006. The Company’s earnings in the first three months of 2007, net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, remained relatively the same at $0.7 million for quarter ended March 31, 2007.

In 2007, a cash dividend of 16.5 cents per share was declared in the first quarter compared to 14.5 cents in the first quarter of 2006. The dividend payout ratio was 53.23% in the first quarter of 2007 compared to 48.33% in the first quarter of 2006. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2007 is this year’s net income plus retained earnings of $10.2 million from 2006 and 2005.

Regulatory leverage capital ratios for the Company were 7.46% and 7.22% at March 31, 2007 and December 31, 2006, respectively. The Company had a tier one risk-based capital ratio of 10.47% and tier two risk-based capital ratio of 11.34% at March 31, 2007, compared to 10.40% and 11.26%, respectively, at December 31, 2006. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2007, the Company had repurchased 113,704 shares under the new repurchase plan at an average price of $17.02 and at a total cost of $1.9 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three month periods ended March 31, 2007 and 2006.

	For the Three months
	ended March 31,
In thousands of dollars	2007	2006
Assets
Cash and due from banks	$ 20,001	$ 20,401
Interest-bearing deposits	-	-
Investments
U.S. Treasury securities & government agency securities	92,576	87,597
Obligations of states and political subdivisions	58,535	56,048
Other securities	42,366	40,881
Total investments	193,477	184,526
Loans held for sale	202	133
Loans
Commercial	337,433	317,830
Consumer	54,930	40,323
State and municipal	23,667	20,509
Real estate	425,934	401,569
Total loans	841,964	780,231
Allowance for loan losses	(6,382)	(6,168)
Net loans	835,582	774,063
Premises and equipment	15,795	16,629
Goodwill	27,684	27,684
Other assets	14,523	29,712
Total assets	$1,107,264	$1,053,148
Liabilities and shareholders’ equity
Deposits
Demand	$ 56,974	$ 58,668
NOW	96,220	101,578
Money market	141,189	127,002
Savings	95,313	106,711
Certificates of deposit	186,595	143,978
Certificates of deposit over $100,000	230,751	204,419
Total deposits	807,042	742,356
Borrowed funds	181,678	192,375
Other liabilities	10,328	13,983
Total liabilities	999,048	948,714
Common stock	98	100
Additional paid-in capital	45,637	47,686
Retained earnings	61,785	55,915
Unrealized gain/loss on available-for-sale securities	696	733
Total shareholders’ equity	108,216	104,434
Total liabilities and shareholders’ equity	$ 1,107,264	$1,053,148

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2007:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 162,512	$ 105,315	$ 42,000	$ 15,000	$ 197
Operating leases	474	179	191	80	24
Certificates of deposit	441,011	359,256	76,309	5,446	-
Total	$ 603,997	$ 464,750	$ 118,500	$ 20,526	$ 221
Total loan commitments and unused lines of credit	$ 137,505	$ 137,505	$ -	$ -	$ -

Liquidity Management

As of March 31, 2007 the Bank had primary sources of liquidity of $247.1 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Although First National Lincoln Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the facts that affect the Company’s business.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap, March 31, 2007, was -13.73% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of March 31, 2007 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$23,139	$20,860	$79,698	$53,279
Loans held for sale	2	9	52	521
Loans	303,296	114,846	336,104	91,912
Other interest-earning assets	-	8,569	-	-
Non-rate-sensitive assets	87	233	1,089	46,489
Total assets	326,524	144,517	416,943	192,201
Interest-bearing deposits	291,634	215,552	81,789	182,527
Borrowed funds	75,278	30,027	57,074	133
Non-rate-sensitive liabilities and equity	1,650	5,249	31,687	107,585
Total liabilities and equity	368,562	250,828	170,550	290,245
Period gap	$(42,038)	$(106,311)	$246,393	$(98,044)
Percent of total assets	-3.89%	-9.84%	22.81%	-9.08%
Cumulative gap (current)	(42,038)	(148,349)	98,044	-
Percent of total assets	-3.89%	-13.73%	9.08%	0.00%

The earnings simulation model forecasts capture the impact of changing interest rates on one-year and two-year net interest income. The modeling process calculates changes in interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. None of the assets used in the simulation are held for trading purposes. The modeling is done for a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

The Bank’s most recent simulation model projects net interest income would increase by approximately 6.47% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 6.86% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 15.69% in a falling-rate scenario, and lower than that earned in a stable rate environment by 17.42% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2007 is presented in the following table:

Changes in Net Interest Income	2007

Year 1

Projected change if rates decrease by 2.0%	+6.47%
Projected change if rates increase by 2.0%	-6.86%

Year 2

Projected change if rates decrease by 2.0%	+15.69%
Projected change if rates increase by 2.0%	-17.42%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2007. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2007, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2007, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable for the next two quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2007	1,191	$16.61	$20,000
February 2007	1,381	16.54	22,000
March 2007	776	16.19	13,000
Total	3,348	$16.48	$55,000

b. None

c. On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of March 31, 2007, the Company had repurchased 113,704 shares under the new repurchase plan at an average price of $17.02 and at a total cost of $1,936,000. The following table details repurchases under this program during the three months ended March 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2007	5,210	$16.49	5,210	137,753
February 2007	808	16.50	808	136,945
March 2007	650	16.31	650	136,295
Total	6,668	$16.47	6,668	136,295

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

A.	None.

B.	None.

Item 6 – Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Registrants Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 3.2 Conformed Copy of the Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.1(a) FNB Bankshares’ Stock Option Plan. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim, Wroble and Dalrymple, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim, Wrobel and Dalrymple, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Messrs. McKim, Wrobel and Dalrymple. For Mr. McKim, the amount of the death benefit is $250,000; for Messrs. Dalrymple and Wrobel, the death benefit is $150,000. Incorporated by reference to Exhibit 10.3(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Messrs. McKim, Wrobel and Dalrymple, incorporated by reference to Exhibit 10.3(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

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

Date: May 10, 2007

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: May 10, 2007