Form 10-Q
period 2007-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2007-08-03
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2007

Common Stock: 9,809,140 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financials Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	8

Note 5 – Postretirement Benefit Plans	9

Note 6 – Goodwill	10

Note 7 – Loan Servicing	10

Note 8 – Derivative Financial Instruments	10

Note 9 – Income Taxes	11

Note10 – Reclassifications	11

Note11 – Impact of Recently Issued Accounting Standards	11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Critical Accounting Policies	12

Executive Summary	12

Net Interest Income	12

Provision for Loan Losses	15

Non-Interest Income	15

Non-Interest Expense	15

Income Taxes	15

Investments	16

Loans	16

Allowance for Loan Losses	16

Non-Performing Assets	17

Goodwill	17

Deposits	17

Borrowed Funds	18

Shareholders’ Equity	18

Average Daily Balance Sheets	19

Off-Balance Sheet Financial Instruments	20

Sale of Loans	20

Contractual Obligations	20

Liquidity Management	20

Forward-Looking Statements	20

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Market-Risk Management	21

Asset/Liability Management	21

Interest Rate Risk Management	22

Item 4: Controls and Procedures	23

Part II – Other Information	24

Item 1 – Legal Proceedings	24

Item 1a –Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Default Upon Senior Securities	25

Item 4 – Submission of Matters to a Vote of Security Holders	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

Signatures	27

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2007	2006	2007	2006

Summary of Operations
Interest Income	$ 34,450	$ 30,645	$ 17,502	$ 15,833
Interest Expense	19,273	15,403	9,890	8,338
Net Interest Income	15,177	15,242	7,612	7,495
Provision for Loan Losses	550	600	250	350
Non-Interest Income	4,617	4,433	2,470	2,360
Non-Interest Expense	10,603	10,516	5,352	5,081
Net Income	6,198	6,148	3,196	3,172
Per Common Share Data
Basic Earnings per Share	$ 0.63	$ 0.62	$ 0.33	$0.32
Diluted Earnings per Share	0.63	0.62	0.33	0.32
Cash Dividends Declared	0.335	0.295	0.170	0.150
Book Value	11.24	10.76	11.24	10.76
Tangible Book Value	8.42	7.94	8.42	7.94
Market Value	17.00	16.83	17.00	16.83
Financial Ratios
Return on Average Equity [1]	11.49%	11.83%	11.72%	12.10%
Return on Average Tangible Equity [1]	15.41%	16.07%	15.70%	16.42%
Return on Average Assets [1]	1.12%	1.17%	1.13%	1.19%
Average Equity to Average Assets	9.72%	9.86%	9.67%	9.81%
Average Tangible Equity to Average Assets	7.25%	7.26%	7.22%	7.23%
Net Interest Margin Tax-Equivalent [1]	3.12%	3.33%	3.07%	3.21%
Dividend Payout Ratio	53.17%	47.58%	51.52%	46.88%
Allowance for Loan Losses/Total Loans	0.77%	0.73%	0.77%	0.73%
Non-Performing Loans to Total Loans	0.24%	0.31%	0.24%	0.31%
Non-Performing Assets to Total Assets	0.18%	0.23%	0.18%	0.23%
Efficiency Ratio [2]	50.79%	50.80%	50.41%	48.99%
At Period End
Total Assets	$1,161,274	$1,100,583	$1,161,274	$1,100,583
Total Loans	877,220	825,699	877,220	825,699
Total Investment Securities	200,170	189,718	200,170	189,718
Total Deposits	851,089	786,961	851,089	786,961
Total Shareholders’ Equity	110,213	105,630	110,213	105,630

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of June 30, 2007 and 2006 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

August 3, 2007

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	June 30,	December 31,	June 30,
In thousands of dollars	2007	2006	2006
Assets
Cash and due from banks	$ 21,349	$ 24,188	$ 22,606
Overnight funds sold	-	-	-
Securities available for sale	43,009	44,815	50,486
Securities to be held to maturity (fair value $152,876 at June 30, 2007, $134,649 at December 31, 2006, and $136,317 at June 30, 2006)	157,161	135,734	139,232
Loans held for sale (fair value approximates cost)	44	460	240
Loans	877,220	838,145	825,699
Less: allowance for loan losses	6,714	6,364	6,021
Net loans	870,506	831,781	819,678
Accrued interest receivable	7,876	6,140	6,904
Premises and equipment	15,615	15,845	16,285
Other real estate owned	625	1,144	1,413
Goodwill	27,684	27,684	27,684
Other assets	17,405	17,078	16,055
Total Assets	$1,161,274	$1,104,869	$1,100,583
Liabilities
Demand deposits	$ 63,063	$ 62,157	$ 60,941
NOW deposits	101,908	99,612	102,618
Money market deposits	121,352	137,163	110,313
Savings deposits	89,798	98,131	99,176
Certificates of deposit	364,611	164,770	161,418
Certificates $100,000 and over	110,357	243,402	252,495
Total deposits	851,089	805,235	786,961
Borrowed funds	188,478	179,862	196,649
Other liabilities	11,494	12,445	11,343
Total Liabilities	1,051,061	997,542	994,953
Shareholders' Equity
Common stock	98	98	99
Additional paid-in capital	45,817	45,587	46,917
Retained earnings	64,213	61,298	58,202
Net unrealized gains on securities available for sale	428	696	412
Net unrealized loss on postretirement benefit costs	(343)	(352)	-
Total Shareholders' Equity	110,213	107,327	105,630
Total Liabilities & Shareholders' Equity	$1,161,274	$1,104,869	$1,100,583

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,802,892	9,770,792	9,817,897
Book value per share	$ 11.24	$ 10.98	$ 10.76

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the six months ended		For the quarters ended
	June 30,		June 30,
In thousands of dollars	2007	2006	2007	2006
Interest income
Interest and fees on loans	$29,405	$25,910	$14,943	$13,403
Interest on deposits with other banks	-	-	-	-
Interest and dividends on investments	5,045	4,735	2,559	2,430
Total interest income	34,450	30,645	17,502	15,833
Interest expense
Interest on deposits	14,868	11,053	7,640	5,933
Interest on borrowed funds	4,405	4,350	2,250	2,405
Total interest expense	19,273	15,403	9,890	8,338
Net interest income	15,177	15,242	7,612	7,495
Provision for loan losses	550	600	250	350
Net interest income after provision for loan losses	14,627	14,642	7,362	7,145
Non-interest income
Investment management and fiduciary income	955	973	453	477
Service charges on deposit accounts	1,400	1,350	741	728
Mortgage origination and servicing income	214	252	114	169
Other operating income	2,048	1,858	1,162	986
Total non-interest income	4,617	4,433	2,470	2,360
Non-interest expense
Salaries and employee benefits	5,335	5,170	2,622	2,508
Occupancy expense	748	757	370	382
Furniture and equipment expense	969	997	495	492
Amortization of identified intangibles	142	142	71	71
Other operating expense	3,409	3,450	1,794	1,628
Total non-interest expense	10,603	10,516	5,352	5,081
Income before income taxes	8,641	8,559	4,480	4,424
Applicable income taxes	2,443	2,411	1,284	1,252
NET INCOME	$ 6,198	$ 6,148	$ 3,196	$ 3,172

Earnings per common share:
Basic earnings per share	$ 0.63	$ 0.62	$ 0.33	$ 0.32
Diluted earnings per share	$ 0.63	$ 0.62	$ 0.33	$ 0.32
Cash dividends declared per share	$ 0.335	$0.295	$ 0.170	$0.150
Weighted average number of shares outstanding	9,784,992	9,847,364	9,788,528	9,837,416
Incremental shares	27,638	84,144	27,476	83,461

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Net unrealized gains on securities available for sale	Net unrealized loss on post-retirement benefit costs	Total share-holders’ equity
Balance at December 31, 2005	9,832,777	$ 99	$ 47,718	$ 54,901	$ 734	$ -	$ 103,452
Net income	-	-	-	6,148	-	-	6,148
Net unrealized loss on securities available for sale, net of tax benefit of $156	-	-	-	-	(322)	-	(322)
Comprehensive income	-	-	-	6,148	(322)	-	5,826
Cash dividends declared	-	-	-	(2,902)	-	-	(2,902)
Payment to repurchase common stock	(72,139)	-	(1,227)	-	-	-	(1,227)
Proceeds from sale of common stock	57,259	-	426	-	-	-	426
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	-	55
Balance at June 30, 2006	9,817,897	$ 99	$ 46,917	$ 58,202	$ 412	$ -	$ 105,630

Balance at December 31, 2006	9,770,792	$ 98	$ 45,587	$ 61,298	$ 696	$ (352)	$ 107,327
Net income	-	-	-	6,198	-	-	6,198
Net unrealized loss on securities available for sale, net of tax benefit of $144	-	-	-	-	(268)	-	(268)
Net change in unrecognized transition obligation for postretirement benefits, net of tax of $6	-	-	-	-	-	9	9
Comprehensive income	-	-	-	6,198	(268)	9	5,939
Cash dividends declared	-	-	-	(3,283)	-	-	(3,283)
Equity compensation expense	-	-	35	-	-	-	35
Payment to repurchase common stock	(19,297)	-	(313)	-	-	-	(313)
Proceeds from sale of common stock	51,397	-	508	-	-	-	508
Balance at June 30, 2007	9,802,892	$ 98	$ 45,817	$ 64,213	$ 428	$ (343)	$ 110,213

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For six months ended June 30,
In thousands of dollars	2007	2006
Cash flows from operating activities
Net income	$ 6,198	$ 6,148
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	615	683
Provision for loan losses	550	600
Loans originated for resale	(11,075)	(7,429)
Proceeds from sales and transfers of loans	11,491	7,189
Net (gain) loss on sale of other real estate owned	20	(28)
Equity compensation expense	35	-
Net increase in other assets and accrued interest	(2,206)	(1,503)
Net increase (decrease) in other liabilities	(901)	1,798
Net accretion of discounts on investments	(942)	(66)
Net acquisition amortization	133	130
Provision for losses on other real estate owned	75	-
Net cash provided by operating activities	3,993	7,522
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	2,474	3,804
Proceeds from maturities, payments and calls of securities to be held to maturity	74,699	5,450
Proceeds from sales of other real estate owned	959	562
Purchases of securities available for sale	(1,019)	(8)
Purchases of securities to be held to maturity	(95,245)	(15,395)
Net increase in loans	(39,844)	(56,059)
Capital expenditures	(385)	(256)
Net cash used in investing activities	(58,361)	(61,902)
Cash flows from financing activities
Net decrease in demand deposits, savings, money market and club accounts	(20,942)	(35,430)
Net increase in certificates of deposit	66,851	108,514
Advances on long-term borrowings	10,000	-
Repayment on long-term borrowings	(32,000)	-
Net increase (decrease) in short-term borrowings	30,605	(18,529)
Payments to repurchase common stock	(313)	(1,227)
Proceeds from sale of common stock	508	426
Tax benefit from disqualifying disposition of stock options	-	55
Dividends paid	(3,180)	(2,805)
Net cash provided by financing activities	51,529	51,004
Net decrease in cash and cash equivalents	(2,839)	(3,376)
Cash and cash equivalents at beginning of period	24,188	25,982
Cash and cash equivalents at end of period	$ 21,349	$ 22,606
Interest paid	$ 19,107	$ 14,762
Income taxes paid	$ 2,884	$ 1,943
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$ (268)	$ (322)
Net transfer from loans to other real estate owned	$ 535	$ 1,947

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

Note 2 – Common Stock

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2007, the Company had repurchased 126,334 shares under the new repurchase plan at an average price of $16.93 and at a total cost of $2.1 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $35,000 in compensation cost is included in the Company’s financial statements for the current year. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.7 years is $136,000, which is comprised of $6,000 for 9,000 options granted in 2002 and $130,000 for 42,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	58,500	$3.95
Granted in 2007	-	-
Vested in 2007	37,500	3.69
Forfeited in 2007	-	-
Non-vested at June 30, 2007	21,000	$4.41

During 2007, 31,500 options were exercised, with proceeds paid to the Company of $184,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $327,000. A summary of the status of the Company’s Stock Option Plan as of June 30, 2007 and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	123,000	$10.53
Granted in 2007	-	-
Vested in 2007	-	-
Exercised in 2007	(31,500)	5.84
Forfeited in 2007	-	-
Outstanding at June 30, 2007	91,500	$12.14	5.1	$472
Exercisable at June 30, 2007	70,500	$10.40	4.3	$472

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2007 and 2006:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2007
Net income as reported	$6,198
Basic EPS: Income available to common shareholders	$6,198	9,784,992	$0.63
Effect of dilutive securities: incentive stock options		27,638
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,198	9,812,630	$0.63
For the six months ended June 30, 2006
Net income as reported	$6,148
Basic EPS: Income available to common shareholders	$6,148	9,847,364	$0.62
Effect of dilutive securities: incentive stock options		84,144
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,148	9,931,508	$0.62

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2007 and 2006:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2007
Net income as reported	$3,196
Basic EPS: Income available to common shareholders	$3,196	9,788,528	$0.33
Effect of dilutive securities: incentive stock options		27,476
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,196	9,816,004	$0.33
For the quarter ended June 30, 2006
Net income as reported	$3,172
Basic EPS: Income available to common shareholders	$3,172	9,837,416	$0.32
Effect of dilutive securities: incentive stock options		83,461
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,172	9,920,877	$0.32

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at the end of each period.

Note 5 – Postretirement Benefit Plans

In December 2006, the Company implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At June 30,
In thousands of dollars	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,005	$1,705
Service cost	6	6
Interest cost	63	60
Benefits paid	(58)	(43)
Benefit obligation at end of period	2,016	1,728
Funded status
Benefit obligation at end of period	(2,016)	(1,728)
Unamortized prior service cost	-	(11)
Unamortized net actuarial loss	-	56
Unrecognized transition obligation	-	193
Accrued benefit cost	$(2,016)	$(1,490)

The following table sets forth the net periodic pension cost:

For six months ended June 30,			For the quarters ended June 30,
In thousands of dollars	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$ 6	$ 6	$ 3	$ 3
Interest cost	63	60	32	30
Amortization of unrecognized transition obligation	14	15	7	8
Amortization of prior service credit	(1)	(2)	-	(1)
Amortization of accumulated losses	2	3	1	1
Net periodic benefit cost	$ 84	$ 82	$ 43	$ 41

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At June 30,
In thousands of dollars	2007	2006
Unamortized prior service credit	$ 7	$ -
Unamortized net actuarial loss	(369)	-
Unrecognized transition obligation	(165)	-
	(527)	-
Deferred tax benefit at 35%	184	-
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (343)	$ -

A weighted average discount rate of 7.0% was used in determining both the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The Company’s expected benefit payments for the third quarter of 2007 are $29,000 and the expected benefit payments for all of 2007 are $118,000. There is no expected contribution for 2007. Plan expense for 2007 is estimated to be $168,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Loan Servicing

The Company implemented SFAS No. 156, “Accounting for Servicing of Financial Assets,” in the first quarter of 2007. An amendment to SFAS No. 140, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which are loan prepayment assumptions and the discount rate to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio. The discount rate is the quarterly average ten-year U.S. Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the six months ended June 30, 2007 and 2006, servicing rights amortized totaled $237,000 and $225,000, respectively. Servicing rights amortized for the three month periods ended June 30, 2007 and 2006, were $126,000 and

$113,000, respectively. At June 30, 2007 and 2006, the Bank serviced loans for others totaling $165.2 million and $161.4 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At June 30
In thousands of dollars	2007	2006
Mortgage servicing rights	$ 3,587	$ 3,263
Accumulated amortization	(2,676)	(2,197)
Impairment reserve	(18)	(3)
	$ 893	$ 1,063

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap, $65,000 at June 30, 2007, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the period ended June 30, 2007.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

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

Executive Summary

Net income for the six months ended June 30, 2007 was $6,198,000, an increase of $50,000 or 0.8% over net income of $6,148,000 for the comparable period of 2006. Although the Company saw good growth in earning assets, it experienced margin compression due to the flat-to-inverted yield curve, with liability costs increasing more rapidly than yield on assets. The net interest margin on a tax-equivalent basis declined to 3.12% for the first six months of 2007 from 3.33% for the same period in 2006, which, in turn, has resulted in a modest decline in net interest income.

Fully diluted earnings per share for the six months ended June 30, 2007 were $0.63, a 1.6% increase from the $0.62 reported for the first six months of 2006.

Net income for the three months ended June 30, 2007, was $3,196,000, an increase of $24,000 or 0.8% from net income of $3,172,000 for the comparable period of 2006 and up $192,000 or 6.4% from the previous quarter. The net interest margin on a tax-equivalent basis declined to 3.07% for the three months ended June 30, 2007, from 3.21% for the same period in 2006. However, the Company saw a slight increase in net interest income for the quarter due to growth in earning assets. Given the negative impact that the interest rate policies of the Federal Open Market Committee (FOMC) have had on net interest margins for the banking industry, this modest increase in net interest income is a positive factor for the Company. Fully diluted earnings per share for the three months ended June 30, 2007 were $0.33, a 3.1% increase from the $0.32 reported for the second quarter of 2006.

Asset quality remains strong, with second quarter net chargeoffs of $31,000 and year to date net chargeoffs of $199,000. Past-due and problem loans remain low and improved, with non-performing loans to total loans at 0.24% as of June 30, 2007, compared to 0.31% a year ago.

Net Interest Income

Total interest income of $34.5 million for the six months ended June 30, 2007 is a 12.4% increase from total interest income of $30.6 million in the comparable period of 2006. Rising interest rates resulted in higher asset yields in 2007 compared to 2006. Total interest expense of $19.3 million for the first six months of 2007 is a 25.1% increase from total interest expense of $15.4 million for the first six months of 2006. This was a direct result of the rising interest rate climate and increased volume of higher cost sources of funding. Net interest income decreased 0.4% or $65,000, to $15,177,000 for the six months ended June 30, 2007, from the $15,242,000 reported for the same period in 2006.

Total interest income of $17.5 million for the three months ended June 30, 2007 is a 10.5% increase from total interest income of $15.8 million for the comparable period of 2006. Total interest expense of $9.9 million for the three months ended June 30, 2007 is a 18.6% increase from total interest expense of $8.3 million for the same period in 2006. These increases were for the same reasons stated above. Net interest income increased 1.6% or $117,000 to $7,612,000 for the three months ended June 30, 2007, from the $7,495,000 reported for the same period in 2006. While net interest income was down for the first six months of 2007 compared to the first six months of 2006, it was up for the second quarter of 2007 compared to the second quarter of 2006. This is consistent with the increase in net interest income compared to the previous quarter – up $47,000 or 0.6% as a result of the growth in earning assets.

The Company’s net interest margin on a tax-equivalent basis decreased from 3.33% in the first six months of 2006 to 3.12% for the six months ended June 30, 2007. For the three months ended June 30, 2007, the Company’s net interest margin was 3.07%, a decrease from the 3.21% in the same period of 2006. This is due to the current flat yield curve and liability costs increasing at a faster rate than the yield on assets. These results are consistent with the Company’s expectations for changes in its net interest income in the current rate environment.

Tax-exempt interest income amounted to $1,868,000 and $1,774,000 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, tax-exempt interest income amounted to $921,000 and $898,000, respectively. Tax equivalency is calculated using a 35.0% effective tax rate. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2007 and 2006:

	For the six months ended June 30,		For the quarter ended June 30,
	2007	2006	2007	2006
Net interest income as presented	$ 15,177	$ 15,242	$ 7,612	$ 7,495
Effect of tax-exempt income	1,006	953	496	482
Net interest income, tax equivalent	$ 16,183	$ 16,195	$ 8,108	$ 7,977

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months ended June 30, 2007 and 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Six months ended June 30,	2007		2006
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 5,762	5.94%	$ 5,441	5.85%
Loans held for sale	3	7.10%	1	6.26%
Loans	29,691	7.03%	26,156	6.64%
Total interest-earning assets	35,456	6.83%	31,598	6.49%
Interest-bearing liabilities
Deposits	14,868	3.95%	11,053	3.23%
Other borrowings	4,405	4.83%	4,350	4.36%
Total interest-bearing liabilities	19,273	4.12%	15,403	3.49%
Net interest income	$16,183		$16,195
Interest rate spread		2.71%		3.01%
Net interest margin		3.12%		3.33%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 compared to 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Six months ended June 30, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 228	$ 87	$ 4	$ 319
Loans held for sale	1	1	-	2
Loans	1,893	1,531	111	3,535
Total interest income	2,122	1,619	115	3,856
Interest expense
Deposits	1,111	2,457	247	3,815
Other borrowings[2]	(373)	468	(40)	55
Total interest expense	738	2,925	207	3,870
Change in net interest income	$ 1,384	$ (1,306)	$ (92)	$ (14)

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended June 30, 2007 and 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Quarters ended June 30,	2007		2006
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 2,906	5.90%	$ 2,784	5.86%
Loans held for sale	2	7.10%	1	5.79%
Loans	15,090	7.04%	13,530	6.72%
Total interest-earning assets	17,998	6.82%	16,315	6.56%
Interest-bearing liabilities
Deposits	7,640	3.99%	5,933	3.16%
Other borrowings	2,250	4.86%	2,405	4.60%
Total interest-bearing liabilities	9,890	4.16%	8,338	3.47%
Net interest income	$ 8,108		$ 7,977
Interest rate spread		2.66%		3.09%
Net interest margin		3.07%		3.21%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended June 30, 2007 compared to 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Quarter ended June 30, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 99	$ 21	$ 1	$ 121
Loans held for sale	1	-	-	1
Loans	892	627	41	1,560
Total interest income	992	648	42	1,682
Interest expense
Deposits	616	988	103	1,707
Other borrowings[2]	(272)	132	(15)	(155)
Total interest expense	344	1,120	88	1,552
Change in net interest income	$ 648	$ (472)	$ (46)	$ 130

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $550,000 provision to the allowance for loan losses was made during the first six months of 2007, compared to a $600,000 provision made for the same period of 2006. The amount of provision made during the first six months of 2007 and 2006 was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs. For the quarter ended June 30, 2007, a $250,000 provision to the allowance for loan losses was made compared to $350,000 for the same period in 2006 for the same reasons noted above.

Non-Interest Income

Non-interest income was $4,617,000 for the six months ended June 30, 2007, an increase of 4.2% from the $4,433,000 reported for the first six months of 2006. This rise in non-interest income was primarily due to increased levels of revenue on deposit accounts and other operating income.

Non-interest income was $2,470,000 for the three months ended June 30, 2007, an increase of 4.7% from the $2,360,000 reported in the same period for 2006. This rise in non-interest income was primarily due to increased levels of other operating income.

Non-Interest Expense

Non-interest expense of $10,603,000 for the six months ended June 30, 2007, is an increase of 0.8% compared to non-interest expense of $10,516,000 for the same period in 2006. The slight increase was attributable to minimal increases in employee costs as well as lower other operating expense. Due to the challenges produced by the interest rate environment, the Company has aggressively sought to control operating expense during 2007.

Non-interest expense of $5,352,000 for the three months ended June 30, 2007, is an increase of 5.3% compared to non-interest expense of $5,081,000 for the three months ended June 30, 2006. This level of increase in non-interest expense for the quarter was due to slightly higher employee costs as well as higher other operating expense.

Income Taxes

Income taxes on operating earnings were $2,443,000 for the six months ended June 30, 2007, up from $2,411,000 in the same period a year ago. This is in line with the Company’s level of income before taxes.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006.

Investments

The Company’s investment portfolio increased by $19.6 million or 10.9% to $200.2 million between December 31, 2006, and June 30, 2007. Due to the slight steepening in the yield curve in June 2007, there was opportunity to add to the investment portfolio at levels that have not been available for some time. At June 30, 2007, the Company’s available for sale portfolio had an unrealized gain, net of taxes, of $0.4 million. Between June 30, 2006, and June 30, 2007, the Company’s investment portfolio increased by $10.5 million or 5.5%.

Loans

During the first six months of 2007, loans grew by $39.1 million or 4.7%. The growth in commercial loans was $28.2 million or 8.5% while municipal loans increased by $2.6 million or 11.0%. The residential mortgage portfolio increased by $5.1 million or 1.4%, and home equity lines of credit decreased $2.2 million or 2.9% year-to-date. Between March 31, 2007, and June 30, 2007, the Company’s loan portfolio increased $31.0 million or 3.7% with the majority of this growth – $20.2 million – in commercial loans, our highest-yielding assets. Loan growth for the second quarter was nearly at the dollar level seen in the second quarter of each of the last three years and is more than three times higher than loan growth for each of the last three quarters. Between June 30, 2006 and June 30, 2007 the loan portfolio increased $51.5 million or 6.2%, as a result of customer demand.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2007, impaired loans with specific reserves totaled $1.2 million (all of these loans were on non-accrual status) and the amount of such reserves were $0.6 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as June 30, 2007. As of that date, the balance of $6,714,000 was 0.77% of total loans, compared to 0.76% at December 31, 2006 and 0.73% at June 30, 2006. Loans considered to be impaired according to SFAS 114/118 totaled $2.1 million at June 30, 2007 compared to $3.5 million at December 31, 2006. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2007, was $0.6 million compared to $0.2 million at December 31, 2006.

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

Non-Performing Assets

At June 30, 2007, loans on non-accrual status totaled $2.1 million, which compares to non-accrual loans of $3.5 million as of December 31, 2006. In addition to loans on non-accrual status at June 30, 2007, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $1.6 million which compares to $0.7 million as of December 31, 2006. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

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

Deposits

During the first six months of 2007, total deposits increased by $45.9 million or 5.7% over December 31, 2006. Core deposits (demand, NOW, savings and money market accounts) decreased by $20.9 million or 5.3% in the first six months of 2007, and during the same period, certificates of deposit increased $66.8 million or 16.4%. Between June 30, 2006, and June 30, 2007, deposits grew by 8.1%, or $64.1 million. Certificates of deposit grew by $61.1 million, while money market accounts also grew by $11.0 million. Demand deposits increased by $2.1 million, while NOW accounts decreased by $0.7 million, and savings accounts decreased by $9.4 million. The Company saw a slight increase in core deposits year-over-year. Although there was the usual seasonal growth in demand deposits, there was further erosion in savings account balances – the result of a combination of higher rates available in certificates of deposit and customers needing additional funds for expenses.

Borrowed Funds

The Company’s funding also includes borrowings from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. They may also be used to carry out interest rate risk management stategies, and are increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2007, borrowed funds increased $8.6 million or 4.8% from December 31, 2006. Between June 30, 2006 and June 30, 2007, borrowed funds decreased by $8.2 million or 4.2%.

Shareholders’ Equity

Shareholders’ equity as of June 30, 2007 was $110.2 million, compared to $107.3 million as of December 31, 2006. The Company’s earnings in the first six months of 2007, net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.3 million from December 31, 2006.

In 2007, a cash dividend of 17 cents per share was declared in the second quarter compared to 15 cents in the second quarter of 2006. The dividend payout ratio was 51.52% in the second quarter of 2007 compared to 46.88% in the second quarter of 2006. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2007 is this year’s net income plus retained earnings of $10.2 million from 2006 and 2005.

Regulatory leverage capital ratios for the Company were 7.46% and 7.22% at June 30, 2007 and December 31, 2006, respectively. The Company had a tier one risk-based capital ratio of 10.45% and tier two risk-based capital ratio of 11.34% at June 30, 2007, compared to 10.40% and 11.26%, respectively, at December 31, 2006. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2007, the Company had repurchased 126,334 shares under the new repurchase plan at an average price of $16.93 and at a total cost of $2.1 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six month and three month periods ended June 30, 2007 and 2006.

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2007	2006	2007	2006
Assets
Cash and due from banks	$ 20,252	$ 20,268	$ 20,500	$ 20,136
Interest-bearing deposits	-	-	-	-
Investments
U.S. Treasury & government agency securities	96,387	91,104	100,156	94,572
Obligations of states and political subdivisions	59,250	55,895	59,957	55,744
Other securities	39,830	40,617	37,322	40,356
Total investments	195,467	187,616	197,435	190,672
Loans held for sale	82	46	84	45
Loans
Commercial	345,306	325,091	353,092	332,272
Consumer	55,837	42,263	56,734	44,182
State and municipal	24,075	21,205	24,479	21,893
Real estate	426,033	405,232	426,009	408,769
Total loans	851,251	793,791	860,314	807,116
Allowance for loan losses	(6,499)	(6,136)	(6,614)	(6,104)
Net loans	844,752	787,655	853,700	801,012
Premises and equipment	15,760	16,525	15,725	16,422
Goodwill	15,018	22,752	15,509	15,869
Other assets	27,684	27,684	27,684	27,684
Total assets	$1,119,015	$1,062,546	$1,130,637	$1,071,840
Liabilities and shareholders' equity
Deposits
Demand	$ 56,448	$ 58,092	$ 55,928	$ 57,522
NOW	97,275	100,057	98,318	98,553
Money market	132,514	119,513	123,934	112,106
Savings	93,100	103,212	90,911	99,751
Certificates of deposit	335,046	143,196	349,553	150,443
Certificates of deposit over $100,000	101,408	223,991	105,799	235,328
Total deposits	815,791	748,061	824,443	753,703
Borrowed funds	183,760	200,975	185,819	209,480
Other liabilities	10,681	8,696	11,031	3,467
Total liabilities	1,010,232	957,732	1,021,293	966,650
Common stock	98	99	98	98
Additional paid-in capital	45,680	47,449	45,723	47,215
Retained earnings	62,498	56,628	63,203	57,333
Unrealized gain on securities available for sale	683	638	670	544
Unrealized loss on postretirement benefit costs	(176)	-	(350)	-
Total shareholders' equity	108,783	104,814	109,344	105,190
Total liabilities and shareholders' equity	$1,119,015	$1,062,546	$1,130,637	$1,071,840

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2007:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 188,478	$ 131,283	$ 42,000	$ 15,000	$ 195
Operating leases	422	155	181	69	17
Certificates of deposit	474,968	392,070	77,993	4,905	-
Total	$ 663,868	$ 523,508	$ 120,174	$ 19,974	$ 212
Total loan commitments and unused lines of credit	$ 154,371	$ 154,371	$ -	$ -	$ -

Liquidity Management

As of June 30, 2007 the Bank had primary sources of liquidity of $243.0 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap, June 30, 2007, was -16.30% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of June 30, 2007 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 18,108	$ 17,507	$ 65,817	$ 97,697
Loans held for sale	44	-	-	-
Loans	303,572	126,220	350,759	96,669
Other interest-earning assets	-	8,640	-	-
Non-rate-sensitive assets	-	-	-	47,641
Total assets	321,724	152,367	416,576	242,007
Interest-bearing deposits	321,951	198,374	82,740	184,961
Borrowed funds	130,997	255	57,048	178
Non-rate-sensitive liabilities and equity	1,700	5,400	36,400	112,670
Total liabilities and equity	454,648	204,029	176,188	297,809
Period gap	$(132,924)	$(51,662)	$240,388	$(55,802)
Percent of total assets	-11.74%	-4.56%	21.22%	-4.93%
Cumulative gap (current)	(132,924)	(184,586)	55,802	-
Percent of total assets	-11.74%	-16.30%	4.93%	0.00%

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

The Bank’s most recent simulation model projects net interest income would increase by approximately 5.25% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 6.58% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 19.88% in a falling-rate scenario, and lower than that earned in a stable rate environment by 16.31% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of June 30, 2007 is presented in the following table:

Changes in Net Interest Income	2007

Year 1

Projected change if rates decrease by 2.0%	+5.25%
Projected change if rates increase by 2.0%	-6.58%

Year 2

Projected change if rates decrease by 2.0%	+19.88%
Projected change if rates increase by 2.0%	-16.31%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2007. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2007, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2007, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable for the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2007	1,191	$16.61	$20,000
February 2007	1,381	16.54	22,000
March 2007	776	16.19	13,000
April 2007	957	16.02	15,000
May 2007	484	16.13	8,000
June 2007	353	16.18	6,000
Total	5,142	16.34	84,000

b. None

c. On July 21, 2006, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2007, the Company had repurchased 126,334 shares under the repurchase plan at an average price of $16.93 and at a total cost of $2,139,000. The following table details repurchases under this program during the six months ended June 30, 2007:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2007	5,210	$16.49	5,210	137,753
February 2007	808	16.50	808	136,945
March 2007	650	16.31	650	136,295
April 2007	91	15.97	91	136,204
May 2007	11,803	16.13	11,803	124,401
June 2007	735	15.66	735	123,666
Total	19,297	16.23	19,297	123,666

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First National Lincoln Corporation, the one-bank holding company of The First, N.A., was held at Samoset Resort, 220 Warrenton Street, Rockport, Maine 04856, on Tuesday, April 24, 2007 at 11:00 a.m. Eastern Daylight Time, for the following purposes:

☐	To ratify the Board of Directors’ vote to fix the number of directors at ten.
☐	To elect as directors of the Company the three (3) nominees listed in the enclosed Proxy Statement dated March 23, 2007, as noted.
☐	To ratify the Audit Committee’s selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company for 2007.
☐	To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on February 14, 2007 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,783,256 shares of Common Stock of the Company, $0.01 par value per share, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

The results of voting at the meeting are summarized in the following table:

	For	Against	Abstain	Total Votes
Article # 1 Fixed # of Directors	8,577,521	64,608	26,921	8,669,050
Article # 2 Director Election
Randy A. Nelson	8,581,903	75,617	11,530	8,669,050
Mark N. Rosborough	8,574,851	82,669	11,530	8,669,050
Stuart G. Smith	8,573,871	83,649	11,530	8,669,050
Article # 3 Independent Auditor	8,637,456	22,613	8,982	8,669,050

Item 5 – Other Information

A.	None.

B.	None.

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

Date: August 3, 2007

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: August 3, 2007