Form 10-K/A
period 2006-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2007-09-28
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Common Stock, $.01 par value per share: $147,751,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 15, 2007

Common Stock: 9,782,975 shares

Explanatory Note to Form 10-K Amendment No. 1

First National Lincoln Corporation

Annual Report on Form 10-K/A

For the Year Ended December 31, 2006

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007, for the following:

(a) in Item 8 of Part II of the Form 10-K, to amend the Report of Independent Registered Public Accounting Firm on page 27. This is to correct the date in the reference to the audit firm’s report on effectiveness of First National Lincoln Corporation and Subsidiary’s internal control over financial reporting on page 29; and

(b) in Item 9A of Part II of the Form 10-K, to amend the Report of Independent Registered Public Accounting Firm on page 29. This is to correct the date in the reference to the audit firm’s report on page 27 which expressed an unqualified opinion.

No other changes have been made to Items 8 and 9A.

Except for the items describes above, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K.

Table of Contents

ITEM 8. Financial Statements and Supplemental Data	1

ITEM 9A. Controls and Procedures	28

Signature	30

ITEM 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

First National Lincoln Corporation and Subsidiary

As of December 31,	2006	2005
Assets
Cash and cash equivalents	$ 24,188,000	$ 25,982,000
Securities available for sale	44,815,000	54,743,000
Securities to be held to maturity, fair value of $134,649,000 at December 31, 2006, and $128,563,000 at December 31, 2005	135,734,000	129,238,000
Loans held for sale	460,000	-
Loans	838,145,000	772,338,000
Less allowance for loan losses	6,364,000	6,086,000
Net loans	831,781,000	766,252,000
Accrued interest receivable	6,140,000	5,005,000
Premises and equipment, net	15,845,000	16,712,000
Other real estate owned	1,144,000	-
Goodwill	27,684,000	27,684,000
Other assets	17,078,000	16,593,000
Total assets	$ 1,104,869,000	$ 1,042,209,000
Liabilities
Demand deposits	$62,157,000	$62,109,000
NOW deposits	99,612,000	109,124,000
Money market deposits	137,163,000	127,630,000
Savings deposits	98,131,000	109,615,000
Certificates of deposit under $100,000	164,770,000	125,741,000
Certificates of deposit $100,000 or more	243,402,000	179,745,000
Total deposits	805,235,000	713,964,000
Borrowed funds	179,862,000	215,189,000
Other liabilities	12,445,000	9,604,000
Total liabilities	997,542,000	938,757,000
Commitments and contingent liabilities (notes 13, 14 and 18)
Shareholders’ equity
Common stock, one cent par value	98,000	99,000
Additional paid-in capital	45,587,000	47,718,000
Retained earnings	61,298,000	54,901,000
Accumulated other comprehensive income
Net unrealized gain on securities available for sale, net of tax of $370,000 in 2006 and $373,000 in 2005	696,000	734,000
Net unrealized loss on postretirement benefit costs, net of tax benefit of $190,000	(352,000)	-
Total shareholders’ equity	107,327,000	103,452,000
Total liabilities and shareholders’ equity	$ 1,104,869,000	$ 1,042,209,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,770,792	9,832,777
Number of shares outstanding	9,770,792	9,832,777
Book value per share	$10.98	$10.52
The accompanying notes are an integral part of these consolidated financial statements

Amendment to Form 10-K • Page 1

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

Amendment to Form 10-K • Page 2

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

Amendment to Form 10-K • Page 3

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

Amendment to Form 10-K • Page 4

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

Amendment to Form 10-K • Page 5

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

Amendment to Form 10-K • Page 6

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

Amendment to Form 10-K • Page 7

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

Amendment to Form 10-K • Page 8

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

Amendment to Form 10-K • Page 9

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

Amendment to Form 10-K • Page 10

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

Amendment to Form 10-K • Page 11

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

Amendment to Form 10-K • Page 12

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

Amendment to Form 10-K • Page 13

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

Amendment to Form 10-K • Page 14

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

Amendment to Form 10-K • Page 15

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

Amendment to Form 10-K • Page 16

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

Amendment to Form 10-K • Page 17

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

Amendment to Form 10-K • Page 18

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

Amendment to Form 10-K • Page 19

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

Amendment to Form 10-K • Page 20

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

Amendment to Form 10-K • Page 21

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

Amendment to Form 10-K • Page 22

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

Amendment to Form 10-K • Page 23

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

Amendment to Form 10-K • Page 24

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

Amendment to Form 10-K • Page 25

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

Amendment to Form 10-K • Page 26

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First National Lincoln Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on Management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine

March 16, 2007

Amendment to Form 10-K • Page 27

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

Amendment to Form 10-K • Page 28

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First National Lincoln Corporation as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated March 16, 2007 expressed an unqualified opinion.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 16, 2007

Amendment to Form 10-K • Page 29

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

By

/s/ DANIEL R. DAIGNEAULT

Daniel R. Daigneault

President and Chief Executive Officer

September 28, 2007

/s/ F. STEPHEN WARD

F. Stephen Ward

Treasurer & Chief Financial Officer

September 28, 2007

Amendment to Form 10-K • Page 30