Form 10-Q
period 2007-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2007-11-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2007

Common Stock: 9,816,677 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	8

Note 5 – Postretirement Benefit Plans	9

Note 6 – Goodwill and Other Intangible Assets	10

Note 7 – Mortgage Servicing Rights	10

Note 8 – Derivative Financial Instruments	11

Note 9 – Income Taxes	11

Note10 – Reclassifications	11

Note11 – Impact of Recently Issued Accounting Standards	11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Critical Accounting Policies	12

Executive Summary	13

Net Interest Income	13

Provision for Loan Losses	16

Non-Interest Income	16

Non-Interest Expense	16

Income Taxes	16

Investments	16

Loans	17

Allowance for Loan Losses	17

Non-Performing Assets	18

Goodwill	18

Deposits	18

Borrowed Funds	18

Shareholders’ Equity	19

Average Daily Balance Sheets	20

Off-Balance Sheet Financial Instruments	21

Sale of Loans	21

Contractual Obligations	21

Liquidity Management	21

Forward-Looking Statements	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Market-Risk Management	22

Asset/Liability Management	22

Interest Rate Risk Management	23

Item 4: Controls and Procedures	24

Part II – Other Information	25

Item 1 – Legal Proceedings	25

Item 1a –Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Default Upon Senior Securities	26

Item 4 – Submission of Matters to a Vote of Security Holders	26

Item 5 – Other Information	26

Item 6 – Exhibits	27

Signatures	28

Part I. Financial Information

Selected Financial Data (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months ended		For the quarters ended
Dollars in thousands,	September 30		September 30
except for per share amounts	2007	2006	2007	2006

Summary of Operations
Interest Income	$ 52,989	$ 47,475	$ 18,538	$ 16,829
Interest Expense	29,655	24,494	10,381	9,091
Net Interest Income	23,334	22,981	8,157	7,738
Provision for Loan Losses	850	900	300	300
Non-Interest Income	7,603	7,679	2,985	3,246
Non-Interest Expense	16,602	16,752	6,000	6,235
Net Income	9,613	9,325	3,414	3,177
Per Common Share Data
Basic Earnings per Share	$ 0.98	$ 0.95	$ 0.35	$ 0.32
Diluted Earnings per Share	0.98	0.94	0.35	0.32
Cash Dividends Declared	0.510	0.450	0.175	0.155
Book Value	11.43	10.93	11.43	10.93
Tangible Book Value	8.61	8.09	8.61	8.09
Market Value	15.08	16.92	15.08	16.92
Financial Ratios
Return on Average Equity [1]	11.74%	11.85%	12.22%	11.95%
Return on Average Tangible Equity [1]	15.71%	16.07%	16.29%	16.21%
Return on Average Assets [1]	1.13%	1.16%	1.15%	1.17%
Average Equity to Average Assets	9.60%	9.80%	9.38%	9.77%
Average Tangible Equity to Average Assets	7.17%	7.22%	7.03%	7.20%
Net Interest Margin Tax-Equivalent [1]	3.11%	3.29%	3.11%	3.28%
Dividend Payout Ratio	52.04%	47.37%	50.00%	48.44%
Allowance for Loan Losses/Total Loans	0.75%	0.75%	0.75%	0.75%
Non-Performing Loans to Total Loans	0.20%	0.46%	0.20%	0.46%
Non-Performing Assets to Total Assets	0.15%	0.34%	0.15%	0.34%
Efficiency Ratio [2]	50.96%	51.97%	51.28%	54.08%
At Period End
Total Assets	$1,202,579	$1,095,440	$1,202,579	$1,095,440
Total Loans	891,675	828,539	891,675	828,539
Total Investment Securities	219,855	178,954	219,855	178,954
Total Deposits	811,395	848,048	811,395	848,048
Total Shareholders’ Equity	112,105	106,664	112,105	106,664

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

First National Lincoln Corporation

We have reviewed the accompanying interim consolidated financial information of First National Lincoln Corporation and Subsidiary as of September 30, 2007 and 2006 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

November 5, 2007

Consolidated Balance Sheets (Unaudited)

First National Lincoln Corporation and Subsidiary

	September 30,	December 31,	September 30,
In thousands of dollars	2007	2006	2006
Assets
Cash and due from banks	$ 27,339	$ 24,188	$ 26,512
Overnight funds sold	-	-	-
Securities available for sale	44,430	44,815	45,190
Securities to be held to maturity (fair value $171,645 at September 30, 2007, $134,649 at December 31, 2006, and $133,015 at September 30, 2006)	175,425	135,734	133,764
Loans held for sale (fair value approximates cost)	1,313	460	-
Loans	891,675	838,145	828,539
Less: allowance for loan losses	6,714	6,364	6,221
Net loans	884,961	831,781	822,318
Accrued interest receivable	7,360	6,140	6,677
Premises and equipment	15,526	15,845	15,697
Other real estate owned	625	1,144	1,413
Goodwill	27,684	27,684	27,684
Other assets	17,916	17,078	16,185
Total Assets	$1,202,579	$1,104,869	$1,095,440
Liabilities
Demand deposits	$ 72,597	$ 62,157	$ 68,455
NOW deposits	110,051	99,612	106,785
Money market deposits	114,620	137,163	143,600
Savings deposits	91,708	98,131	103,272
Certificates of deposit	311,773	164,770	178,164
Certificates $100,000 and over	110,646	243,402	247,772
Total deposits	811,395	805,235	848,048
Borrowed funds	267,011	179,862	130,300
Other liabilities	12,068	12,445	10,428
Total Liabilities	1,090,474	997,542	988,776
Shareholders' Equity
Common stock	98	98	98
Additional paid-in capital	45,926	45,587	45,958
Retained earnings	65,911	61,298	59,859
Net unrealized gains on securities available-for-sale	507	696	749
Net unrealized loss on postretirement benefit costs	(337)	(352)	-
Total Shareholders' Equity	112,105	107,327	106,664
Total Liabilities & Shareholders' Equity	$1,202,579	$1,104,869	$1,095,440

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,810,329	9,770,792	9,762,868
Book value per share	$11.43	$10.98	$10.93

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

First National Lincoln Corporation and Subsidiary

	For the nine months ended		For the quarters ended
	September 30,		September 30,
In thousands of dollars	2007	2006	2007	2006
Interest income
Interest and fees on loans	$ 44,959	$ 40,164	$ 15,554	$ 14,253
Interest on deposits with other banks	-	61	-	61
Interest and dividends on investments	8,030	7,250	2,984	2,515
Total interest income	52,989	47,475	18,538	16,829
Interest expense
Interest on deposits	22,661	18,539	7,792	7,486
Interest on borrowed funds	6,994	5,955	2,589	1,605
Total interest expense	29,655	24,494	10,381	9,091
Net interest income	23,334	22,981	8,157	7,738
Provision for loan losses	850	900	300	300
Net interest income after provision for loan losses	22,484	22,081	7,857	7,438
Non-interest income
Investment management and fiduciary income	1,345	1,447	389	474
Service charges on deposit accounts	2,059	2,054	659	704
Net securities gains	-	-	-	-
Mortgage origination and servicing income	378	361	164	109
Other operating income	3,821	3,817	1,773	1,959
Total non-interest income	7,603	7,679	2,985	3,246
Non-interest expense
Salaries and employee benefits	8,153	8,207	2,819	3,037
Occupancy expense	1,089	1,058	341	301
Furniture and equipment expense	1,456	1,557	487	560
Amortization of identified intangibles	213	213	71	71
Other operating expense	5,691	5,717	2,282	2,266
Total non-interest expense	16,602	16,752	6,000	6,235
Income before income taxes	13,485	13,008	4,842	4,449
Applicable income taxes	3,872	3,683	1,428	1,272
NET INCOME	$ 9,613	$ 9,325	$ 3,414	$ 3,177

Earnings per common share:
Basic earnings per share	$ 0.98	$ 0.95	$ 0.35	$ 0.32
Diluted earnings per share	$ 0.98	$ 0.94	$ 0.35	$ 0.32
Cash dividends declared per share	$0.510	$0.450	$0.175	$0.155
Weighted average number of shares outstanding	9,792,944	9,829,157	9,807,680	9,793,172
Incremental shares	26,097	84,199	25,522	84,310

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

First National Lincoln Corporation and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2005	9,832,777	$ 99	$ 47,718	$ 54,901	$ 734	$ 103,452
Net income	-	-	-	9,325	-	9,325
Net unrealized gain on securities available for sale, net of tax benefit of $12	-	-	-	-	15	15
Comprehensive income	-	-	-	9,325	15	9,340
Cash dividends declared	-	-	-	(4,422)	-	(4,422)
Payment to repurchase common stock	(135,503)	(1)	(2,330)	-	-	(2,331)
Proceeds from sale of common stock	65,594	-	570	-	-	570
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	55	-	55
Balance at September 30, 2006	9,762,868	$ 98	$ 45,958	$ 59,859	$ 749	$ 106,664

Balance at December 31, 2006	9,770,792	$ 98	$ 45,587	$ 61,298	$ 344	$ 107,327
Net income	-	-	-	9,613	-	9,613
Net unrealized loss on securities available for sale, net of tax benefit of $140	-	-	-	-	(189)	(189)
Net change in unrecognized transition obligation for postretirement benefits, net of tax of $9	-	-	-	-	15	15
Comprehensive income	-	-	-	9,613	(174)	9,439
Cash dividends declared	-	-	-	(5,000)	-	(5,000)
Equity compensation expense	-	-	48	-	-	48
Payment to repurchase common stock	(23,157)	-	(375)	-	-	(375)
Proceeds from sale of common stock	62,694	-	666	-	-	666
Balance at September 30, 2007	9,810,329	$ 98	$ 45,926	$ 65,911	$ 170	$ 112,105

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

First National Lincoln Corporation and Subsidiary

	For nine months ended Sept 30,
In thousands of dollars	2007	2006
Cash flows from operating activities
Net income	$ 9,613	$ 9,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	921	1,044
Provision for loan losses	850	900
Loans originated for resale	(19,027)	(11,248)
Proceeds from sales and transfers of loans	18,174	11,248
Net loss on sale of other real estate owned	20	-
Equity compensation expense	48	-
Net increase in other assets and accrued interest	(2,292)	(1,477)
Net increase (decrease) in other liabilities	(412)	723
Net amortization of premiums on investments	(1,933)	(142)
Net acquisition amortization	235	194
Provision for losses on other real estate owned	75	-
Net gain on sale of real estate	(27)	-
Net cash provided by operating activities	6,245	10,567
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	3,173	9,618
Proceeds from maturities, payments and calls of securities to be held to maturity	78,989	13,320
Proceeds from sales of other real estate owned	959	551
Purchases of securities available for sale	(2,985)	(8)
Purchases of securities to be held to maturity	(116,840)	(17,734)
Net increase in loans	(54,610)	(59,048)
Proceeds from sale of premises and equipment	-	355
Capital expenditures	(825)	(384)
Net cash used in investing activities	(92,139)	(53,330)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(8,087)	13,634
Net increase in certificates of deposit	14,302	120,570
Advances on long-term borrowings	90,000	-
Repayment on long-term borrowings	(62,000)	-
Net increase (decrease) in short-term borrowings	59,138	(84,872)
Payments to repurchase common stock	(375)	(2,331)
Proceeds from sale of common stock	666	570
Proceeds from sale of real estate	250	-
Dividends paid	(4,849)	(4,278)
Net cash provided by financing activities	89,045	43,293
Net increase in cash and cash equivalents	3,151	530
Cash and cash equivalents at beginning of year	24,188	25,982
Cash and cash equivalents at end of period	$ 27,339	$ 26,512
Interest paid	$ 29,102	$ 23,596
Income taxes paid	$ 4,363	$ 3,193
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$ (189)	$ 15
Change in net unrecognized postretirement benefit costs, net of tax	$ 15	$ -
Net transfer from loans to other real estate owned	$ 535	$ 1,964

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

Note 2 – Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company's shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry.

The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2007, the Company had repurchased seven shares under the new repurchase plan at an average price of $15.28.

This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $48,000 in compensation cost is included in the Company’s financial statements for the current year. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.7 years is $124,000, which is comprised of $3,000 for 9,000 options granted in 2002 and $121,000 for 42,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	58,500	$3.95
Granted in 2007	-	-
Vested in 2007	37,500	3.69
Forfeited in 2007	-	-
Non-vested at September 30, 2007	21,000	$4.41

During 2007, 33,500 options were exercised, with proceeds paid to the Company of $196,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $346,000. A summary of the status of the Company’s Stock Option Plan as of September 30, 2007 and changes during the nine months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	123,000	$10.53
Granted in 2007	-	-
Vested in 2007	-	-
Exercised in 2007	(33,500)	5.85
Forfeited in 2007	-	-
Outstanding at September 30, 2007	89,500	$12.28	4.7	$451
Exercisable at September 30, 2007	68,500	$10.53	3.9	$451

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2007 and 2006:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2007
Net income as reported	$9,613
Basic EPS: Income available to common shareholders	$9,613	9,792,944	$0.98
Effect of dilutive securities: incentive stock options		26,097
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,613	9,819,041	$0.98
For the nine months ended September 30, 2006
Net income as reported	$9,325
Basic EPS: Income available to common shareholders	$9,325	9,829,157	$0.95
Effect of dilutive securities: incentive stock options		84,199
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,325	9,913,356	$0.94

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2007 and 2006:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2007
Net income as reported	$3,414
Basic EPS: Income available to common shareholders	$3,414	9,807,680	$0.35
Effect of dilutive securities: incentive stock options		25,522
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,414	9,833,202	$0.35
For the quarter ended September 30, 2006
Net income as reported	$3,177
Basic EPS: Income available to common shareholders	$3,177	9,793,172	$0.32
Effect of dilutive securities: incentive stock options		84,310
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,177	9,877,482	$0.32

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

	At September 30,
In thousands of dollars	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,005	$ 1,705
Service cost	10	8
Interest cost	94	89
Benefits paid	(87)	(118)
Actuarial gain	-	239
Benefit obligation at end of period	2,022	1,923
Funded status
Benefit obligation at end of period	(2,022)	(1,923)
Unamortized prior service cost	-	(11)
Unamortized net actuarial loss	-	278
Unrecognized transition obligation	-	186
Accrued benefit cost	$(2,022)	$(1,470)

The following table sets forth the net periodic pension cost:

For nine months ended September 30,			For the quarters ended September 30,
In thousands of dollars	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$ 10	$ 8	$ 4	$ 2
Interest cost	94	89	31	29
Amortization of unrecognized transition obligation	22	22	8	7
Amortization of prior service credit	(2)	(2)	(1)	-
Amortization of accumulated losses	3	5	1	2
Net periodic benefit cost	$ 127	$122	$ 43	$40

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At September 30,
In thousands of dollars	2007	2006
Unamortized prior service credit	$ 7	$ -
Unamortized net actuarial loss	(368)	-
Unrecognized transition obligation	(157)	-
	(518)	-
Deferred tax benefit at 35%	181	-
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (337)	$ -

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2007 are $29,000 and the expected benefit payments for all of 2007 are $116,000. Plan expense for 2007 is estimated to be $168,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Mortgage Servicing Rights

In the first quarter of 2007, the Company implemented SFAS No. 156, “Accounting for Servicing of Financial Assets”, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2007, the prepayment assumption using the PSA model was 185, which translates into an anticipated prepayment rate of 11.13%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. For the nine months ended September 30, 2007 and 2006, servicing rights amortized totaled $326,000 and $311,000, respectively. Servicing rights amortized for the three month periods ended September 30, 2007 and 2006, were $109,000 and $104,000, respectively. At

September 30, 2007 and 2006, the Bank serviced loans for others totaling $168.0 million and $161.8 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At September 30
In thousands of dollars	2007	2006
Mortgage servicing rights	$ 3,685	$ 3,324
Accumulated amortization	(2,801)	(2,310)
Impairment reserve	(5)	(3)
	$ 879	$ 1,011

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap, $58,000 at September 30, 2007, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the period ended September 30, 2007.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2004 through 2006.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability, with subsequent changes in fair value recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

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

Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed results in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.

Executive Summary

Net income for the nine months ended September 30, 2007 was $9,613,000, an increase of $288,000 or 3.1% over net income of $9,325,000 for the comparable period of 2006. This increase in earnings was attributable to higher net interest income due to excellent growth in earning assets during the third quarter. The net interest margin on a tax-equivalent basis declined to 3.11% for the first nine months of 2007 from 3.29% for the same period in 2006. Fully diluted earnings per share for the nine months ended September 30, 2007 were $0.98, a 4.3% increase from the $0.94 reported for the first nine months of 2006.

Net income for the three months ended September 30, 2007, was $3,414,000, an increase of $237,000 or 7.5% from net income of $3,177,000 for the comparable period of 2006 and up $219,000 or 6.9% from the previous quarter. The Company saw an increase in net interest income for the quarter due to growth in earning assets as well as an improved net interest margin. Although the net interest margin on a tax-equivalent basis declined to 3.11% for the three months ended September 30, 2007, from 3.28% for the same period in 2006, it improved from 3.07% in the second quarter 2007 to 3.11% in the third quarter 2007. Fully diluted earnings per share for the three months ended September 30, 2007 were $0.35, a 9.4% increase from the $0.32 reported for the third quarter of 2006.

Asset quality remains strong. The ratio of non-performing assets to total assets, at 0.15%, has improved significantly compared to 0.34% a year ago and 0.18% as of the end of the previous quarter. Net chargeoffs for the quarter were $300,000 and year to date are $499,000.

Net Interest Income

Total interest income of $53.0 million for the nine months ended September 30, 2007 is a 11.6% increase from total interest income of $47.5 million in the comparable period of 2006. Higher asset yields in 2007 compared to 2006 were the result of certain assets continuing to reprice upward after interest rate increases in 2006. The lowering of interest rates by the FOMC in September of 2007 has yet to affect the yield on the Company’s loan portfolio. Total interest expense of $29.7 million for the first nine months of 2007 is a 21.1% increase from total interest expense of $24.5 million for the first nine months of 2006. This was a result of the above-noted interest rate climate and increased volume of higher-cost sources of funding. Net interest income increased 1.5% to $23.3 million for the nine months ended September 30, 2007, from the $23.0 million reported for the same period in 2006.

Total interest income of $18.5 million for the three months ended September 30, 2007 is a 10.2% increase from total interest income of $16.8 million for the comparable period of 2006. Total interest expense of $10.4 million for the three months ended September 30, 2007 is a 14.2% increase from total interest expense of $9.1 million for the same period in 2006. These increases were for the same reasons stated above. Net interest income increased 5.4% to $8.2 million for the three months ended September 30, 2007, from the $7.7 million reported for the same period in 2006.

The Company’s net interest margin on a tax-equivalent basis decreased from 3.29% in the first nine months of 2006 to 3.11% for the nine months ended September 30, 2007. For the three months ended September 30, 2007, the Company’s net interest margin was 3.11%, a decrease from the 3.28% in the same period of 2006. The Company saw an improved net interest margin from the second quarter 2007 to the third quarter 2007 due to lower funding costs, with growth in low-cost deposits from normal seasonal inflows and a restructuring of a significant portion of our wholesale funding.

Tax-exempt interest income amounted to $2,833,000 and $2,722,000 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, tax-exempt interest income amounted to $964,000 and $948,000, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2007 and 2006:

	For the nine months ended September 30,		For the quarter ended September 30,
	2007	2006	2007	2006
Net interest income as presented	$ 23,334	22,981	$ 8,157	7,738
Effect of tax-exempt income	1,525	1,465	519	510
Net interest income, tax equivalent	$ 24,859	24,446	$ 8,676	8,248

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months ended September 30, 2007 and 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Nine months ended September 30,	2007		2006
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ 61	5.33%
Investments	9,106	5.96%	8,328	5.97%
Loans held for sale	9	7.78%	2	5.36%
Loans	45,399	7.03%	40,549	6.74%
Total interest-earning assets	54,514	6.83%	48,940	6.59%
Interest-bearing liabilities
Deposits	22,661	3.96%	18,539	3.45%
Other borrowings	6,994	4.82%	5,955	4.44%
Total interest-bearing liabilities	29,655	4.13%	24,494	3.64%
Net interest income	$ 24,859		$ 24,446
Interest rate spread		2.70%		2.95%
Net interest margin		3.11%		3.29%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 compared to 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Nine months ended September 30, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (61)	$ (61)	$ 61	$ (61)
Investment securities	798	(18)	(2)	778
Loans held for sale	4	1	2	7
Loans	2,953	1,768	129	4,850
Total interest income	3,694	1,690	190	5,574
Interest expense
Deposits	1,200	2,744	178	4,122
Other borrowings[2]	489	508	42	1,039
Total interest expense	1,689	3,252	220	5,161
Change in net interest income	$ 2,005	$ (1,562)	$ (30)	$ 413

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended September 30, 2007 and 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Quarters ended September 30,	2007		2006
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ 61	10.55%
Investments	3,343	5.99%	2,885	6.16%
Loans held for sale	6	7.33%	1	6.24%
Loans	15,708	7.03%	14,392	7.05%
Total interest-earning assets	19,057	6.82%	17,339	6.89%
Interest-bearing liabilities
Deposits	7,792	3.97%	7,486	4.05%
Other borrowings	2,589	4.80%	1,605	3.78%
Total interest-bearing liabilities	10,381	4.15%	9,091	4.00%
Net interest income	$ 8,676		$ 8,248
Interest rate spread		2.66%		2.90%
Net interest margin		3.11%		3.28%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended September 30, 2007 compared to 2006. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2007 and 2006.

Quarter ended September 30, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (61)	$ (61)	$ 61	$ (61)
Investment securities	556	(81)	(16)	459
Loans held for sale	3	-	2	5
Loans	1,358	(38)	(4)	1,316
Total interest income	1,856	(180)	43	1,719
Interest expense
Deposits	456	(141)	(9)	306
Other borrowings[2]	435	432	117	984
Total interest expense	891	291	108	1,290
Change in net interest income	$ 965	$ (471)	$ (65)	$ 429

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

An $850,000 provision to the allowance for loan losses was made during the first nine months of 2007, compared to a $900,000 provision made for the same period of 2006. The amount of provision made during the first nine months of 2007 and 2006 was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs. For the quarters ended September 30, 2007 and 2006, a $300,000 provision each quarter was made to the allowance for loan losses for the same reasons noted above.

Non-Interest Income

Non-interest income was $7,603,000 for the nine months ended September 30, 2007, a decrease of 1.0% from the $7,679,000 reported for the first nine months of 2006. This decrease in non-interest income year-to-date was primarily due to decreased levels of investment management and fiduciary income.

Non-interest income was $2,985,000 for the three months ended September 30, 2007, a decrease of 8.0% from the $3,246,000 reported in the same period for 2006. This decrease in non-interest income for the quarter was primarily due to decreased levels of investment management and fiduciary income as well as a decrease in other operating income.

Non-Interest Expense

Non-interest expense of $16,602,000 for the nine months ended September 30, 2007, is a decrease of 0.9% compared to non-interest expense of $16,752,000 for the same period in 2006. This decrease was attributable to lower employee costs and occupancy expense. Due to the challenges produced by the current interest rate environment, the Company has aggressively sought to control operating expense during 2007.

Non-interest expense of $6,000,000 for the three months ended September 30, 2007, is a decrease of 3.8% compared to non-interest expense of $6,235,000 for the three months ended September 30, 2006. This level of decrease is due to the reasons stated above.

Income Taxes

Income taxes on operating earnings were $3,872,000 for the nine months ended September 30, 2007, up from $3,683,000 in the same period a year ago. For the quarter ended September 30, 2007, income taxes on operating earnings were $1,428,000, up from the $1,272,000 for the same quarter in 2006. This is in line with the Company’s level of income before taxes.

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

Investments

The Company’s investment portfolio increased by $39.3 million or 21.8% to $219.9 million between December 31, 2006, and September 30, 2007. Due to the slight steepening in the yield curve in 2007, there has been opportunity to add to the investment portfolio at levels that have not been available for some time. Between June 30, 2007, and September 30, 2007, the Company's investment portfolio increased $19.7 million. At September 30, 2007, the Company’s available for sale portfolio had an unrealized gain, net of taxes, of $0.5 million. Between September 30, 2006, and September 30, 2007, the Company’s investment portfolio increased by $40.9 million or 22.9%.

Loans

During the first nine months of 2007, loans grew by $53.5 million or 6.4%. The growth in commercial loans was $28.2 million or 8.5% while municipal loans increased by $4.4 million or 18.6%. The residential mortgage portfolio increased by $16.8 million or 4.7% and home equity lines of credit decreased $3.2 million or 4.4% year-to-date. Between June 30, 2007, and September 30, 2007, the Company’s loan portfolio increased $14.5 million or 1.6%. Between September 30, 2006 and September 30, 2007 the loan portfolio increased $63.1 million or 7.6%, as a result of customer demand.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2007, impaired loans with specific reserves totaled $1.1 million (all of these loans were on non-accrual status) and the amount of such reserves were $0.6 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of September 30, 2007. As of that date, the balance of $6,714,000 was 0.75% of total loans, compared to 0.76% at December 31, 2006 and 0.75% at September 30, 2006. Loans considered to be impaired according to SFAS 114/118 totaled $1.8 million at September 30, 2007 compared to $3.5 million at December 31, 2006. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2007, was $0.6 million compared to $0.2 million at December 31, 2006.

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

Non-Performing Assets

At September 30, 2007, loans on non-accrual status totaled $1.8 million, which compares to non-accrual loans of $3.5 million as of December 31, 2006. In addition to loans on non-accrual status at September 30, 2007, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $2.3 million which compares to $0.7 million as of December 31, 2006. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2006, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Deposits

During the first nine months of 2007, total deposits increased by $6.2 million or 0.8% over December 31, 2006. Low-cost deposits (demand, NOW, and savings accounts) increased by $14.5 million or 5.6% in the first nine months of 2007, and during the same period, certificates of deposit increased $14.2 million or 3.5%. Between September 30, 2006, and September 30, 2007, deposits decreased by 4.3%, or $36.7 million. Certificates of deposit decreased by $3.5 million, while low-cost deposits decreased by $4.2 million and money market accounts decreased $29.0 million or 20.2%. During the third quarter of 2007, the Company experienced its usual seasonal lift in low-cost deposits, which increased $19.6 million or 7.7%, while certificates of deposit declined by $52.6 million or 11.1%. The decrease in in certificates of deposit in the third quarter was due to a change in funding from wholesale certificates of deposit to borrowed funds as a result of current rates available from the Federal Home Loan Bank.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to carry out interest rate risk management stategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2007, borrowed funds increased $87.1 million or 48.5% from December 31, 2006. Between September 30, 2006 and September 30, 2007, borrowed funds increased by $136.7 million or 104.9%. These increases are due to a change in funding from certificates of deposit to borrowed funds as a result of current rates available from the Federal Home Loan Bank.

Shareholders’ Equity

Shareholders’ equity as of September 30, 2007 was $112.1 million, compared to $107.3 million as of December 31, 2006. The Company’s earnings in the first nine months of 2007, net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.2 million from December 31, 2006.

In 2007, a cash dividend of 17.5 cents per share was declared in the third quarter compared to 15.5 cents in the third quarter of 2006. The dividend payout ratio was 50.00% in the third quarter of 2007 compared to 48.44% in the third quarter of 2006. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2007 is this year’s net income plus retained earnings of $10.2 million from 2006 and 2005.

Regulatory leverage capital ratios for the Company were 7.29% and 7.22% at September 30, 2007 and December 31, 2006, respectively. The Company had a tier one risk-based capital ratio of 10.51% and tier two risk-based capital ratio of 11.39% at September 30, 2007, compared to 10.40% and 11.26%, respectively, at December 31, 2006. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company's shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry.

The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2007, the Company had repurchased seven shares under the new repurchase plan at an average price of $15.28.

This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the nine month and three month periods ended September 30, 2007 and 2006.

	For the nine months		For the quarters
	ended September 30,		ended September 30,
In thousands of dollars	2007	2006	2007	2006
Assets
Cash and due from banks	$ 20,993	$ 21,066	$ 22,451	$ 21,465
Interest-bearing deposits	-	1,530	-	2,295
Investments
U.S. Treasury & government agency securities	105,218	89,947	122,592	89,369
Obligations of states and political subdivisions	60,284	56,830	62,318	57,298
Other securities	38,734	39,598	36,578	39,089
Total investments	204,236	186,375	221,488	185,756
Loans held for sale	156	51	302	60
Loans
Commercial	351,366	327,932	363,288	329,353
Consumer	57,866	45,307	61,858	46,829
State and municipal	24,884	21,816	26,476	22,122
Real estate	428,878	409,364	434,475	411,430
Total loans	862,994	804,419	886,097	809,734
Allowance for loan losses	(6,569)	(6,131)	(6,707)	(6,129)
Net loans	856,425	798,288	879,390	803,605
Premises and equipment	15,706	16,413	15,600	16,357
Goodwill	15,080	22,719	15,202	22,703
Other assets	27,684	27,684	27,684	27,679
Total assets	$1,140,280	$1,074,126	$1,182,117	$1,079,920
Liabilities and shareholders' equity
Deposits
Demand	$ 60,310	$ 61,377	$ 67,908	$ 63,020
NOW	100,290	101,131	106,222	101,668
Money market	126,423	121,885	114,440	123,071
Savings	92,943	102,698	92,634	102,441
Certificates of deposit	329,302	164,614	343,409	170,125
Certificates of deposit over $100,000	116,867	228,927	121,873	236,593
Total deposits	826,135	780,632	846,486	796,918
Borrowed funds	193,908	179,192	213,873	168,301
Other liabilities	10,765	9,058	10,930	9,241
Total liabilities	1,030,808	968,882	1,071,289	974,460
Common stock	98	99	98	99
Additional paid-in capital	45,748	47,126	45,882	46,965
Retained earnings	63,262	57,457	64,765	57,872
Unrealized gains on securities available for sale	597	562	428	524
Unrealized loss on postretirement benefit costs	(233)	-	(345)	-
Total shareholders' equity	109,472	105,244	110,828	105,460
Total liabilities and shareholders' equity	$1,140,280	$1,074,126	$1,182,117	$1,079,920

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2007:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 267,011	129,818	92,000	25,000	20,193
Operating leases	370	132	171	58	9
Certificates of deposit	422,419	351,209	66,516	4,694	-
Total	$ 689,800	481,159	158,687	29,752	20,202
Total loan commitments and unused lines of credit	$ 136,870	136,870	-	-	-

Liquidity Management

As of September 30, 2007 the Bank had primary sources of liquidity of $167.3 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap, September 30, 2007, was -11.11% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of September 30, 2007 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 30,639	$ 22,827	$ 69,657	$ 95,565
Loans held for sale	1,313	-	-	-
Loans	314,503	120,763	354,822	101,587
Other interest-earning assets	8,711	-	-	-
Non-rate-sensitive assets	74	221	1,140	52,337
Total assets	355,240	143,811	425,619	249,489
Interest-bearing deposits	256,319	216,066	71,329	195,084
Borrowed funds	129,759	20,060	117,059	133
Non-rate-sensitive liabilities and equity	1,750	5,550	37,200	123,850
Total liabilities and equity	387,828	241,676	225,588	319,067
Period gap	$ (32,588)	$ (97,865)	$200,031	$ (69,578)
Percent of total assets	-2.78%	-8.33%	17.04%	-5.93%
Cumulative gap (current)	(32,588)	(130,453)	69,578	-
Percent of total assets	-2.78%	-11.11%	5.93%	0.00%

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

The Bank’s most recent simulation model projects net interest income would increase by approximately 4.78% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 6.24% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 17.08% in a falling-rate scenario, and lower than that earned in a stable rate environment by 13.07% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of September 30, 2007 is presented in the following table:

Changes in Net Interest Income	2007

Year 1

Projected change if rates decrease by 2.0%	+4.78%
Projected change if rates increase by 2.0%	-6.24%

Year 2

Projected change if rates decrease by 2.0%	+17.08%
Projected change if rates increase by 2.0%	-13.07%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2007. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2007, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2007, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates may decline in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2007	1,191	$16.61	$ 20,000
February 2007	1,381	16.54	22,000
March 2007	776	16.19	13,000
April 2007	957	16.02	15,000
May 2007	484	16.13	8,000
June 2007	353	16.18	6,000
July 2007	320	16.48	5,000
August 2007	535	15.17	8,000
September 2007	319	14.95	4,000
Total	6,316	$16.18	$102,000

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company's shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2007, the Company had repurchased seven shares under the new repurchase plan at an average price of $15.28. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million. The following table details repurchases under both the old and new programs during the nine months ended September 30, 2007:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2007	5,210	$16.49	5,210	137,753
February 2007	808	16.50	808	136,945
March 2007	650	16.31	650	136,295
April 2007	91	15.97	91	136,204
May 2007	11,803	16.13	11,803	124,401
June 2007	735	15.66	735	123,666
July 2007	-	-	-	123,666
August 2007	3,859	15.73	3,859	299,994
September 2007	1	15.08	1	299,993
Total	23,157	$16.15	23,157	299,994

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

Date: November 7, 2007

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: November 7, 2007