Form 10-K
period 2007-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2008-03-14
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2007

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

Common Stock, $.01 par value per share: $149,597,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 14, 2008

Common Stock: 9,707,096 shares

Table of Contents

ITEM 1. Discussion of Business	1

ITEM 1A. Risk Factors	6

ITEM 1B. Unresolved Staff Comments	8

ITEM 2. Properties	8

ITEM 3. Legal Proceedings	8

ITEM 4. Submission of Matters to a Vote of Security Holders	8

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters	9

ITEM 6. Selected Financial Data	11

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 8. Financial Statements and Supplemental Data	28

ITEM 9. Changes in and/or Disagreements with Accountants on Accounting and Financial Disclosure	54

ITEM 9A. Controls and Procedures	54

ITEM 9B. Other Information	55

ITEM 10. Directors and Executive Officers of the Registrant	55

ITEM 11. Executive Compensation	55

ITEM 12. Security Ownership of Certain Beneficial Owners and Management	55

ITEM 13. Certain Relationships and Related Transactions, and Director Independence	55

ITEM 14. Principal Accounting Fees and Services	55

ITEM 15. Exhibits, Financial Statement Schedules	56

SIGNATURES	57

Exhibit 31.1 Certification of Chief Executive Officer	58

Exhibit 31.2 Certification of Chief Financial Officer	59

Exhibit 32.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	60

Exhibit 32.2 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	60

ITEM 1. Discussion of Business

First National Lincoln Corporation (the “Company”) was incorporated under the laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta, which was chartered as a national bank under the laws of the United States on May 30, 1864. On January 14, 2005, the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB’s subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A. (the “Bank”).

As of December 31, 2007, the Company’s securities consisted of one class of common stock, $.01 par value per share, of which there were 9,732,493 shares outstanding and held of record by approximately 2,200 shareholders. The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank’s capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank’s common stock is owned by the Company.

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

In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act (“GLBA”). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field. The Act eliminated depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it has provided additional competition in the marketplace.

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

The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts First National Lincoln Corporation’s non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies. The majority of the Company’s cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 19 to the accompanying financial statements.

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

The Company complies with, the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall corporate governance structure and does not expect that such compliance has to date, or will in the future have, a material impact on the Company’s results of operations or financial condition.

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

On December 31, 2007, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.07% and 10.21%, respectively, and its Leverage Capital Ratio was 7.22%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

Deposit Insurance Assessments.

The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC to the legal maximum of $100,000 generally ($250,000 for retirement accounts) for each insured depositor. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005, provides that the FDIC shall set deposit insurance assessment rates. In 2006, the former Bank Insurance Fund merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund, or DIF. The Act eliminated the requirement that the FDIC set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%. Under the Act, the FDIC annually sets the designated reserve ratio (DRR) of DIF reserves to DIF-insured deposits between 1.15% and 1.50%, subject to public comment, based on appropriate considerations including risk of losses, economic conditions such that the ratio would increase during favorable economic conditions and decrease during less favorable conditions, thus avoiding sharp swings in assessment rates. For 2007, the FDIC set the DRR at 1.25%. Although current assessment levels are low, DIF insurance assessments may be increased in the future if necessary to maintain DIF reserves at the level determined by the FDIC.

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

Employees

At December 31, 2007, the Company had 211 employees and full-time equivalency of 207 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

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
Southwest Harbor

First Advisors, the investment management and trust division of the Bank, operates from two offices in Bar Harbor, and Damariscotta. The Bank also maintains an Operations Center in Damariscotta.

The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden, Calais, Northeast Harbor, and Southwest Harbor drive-up facilities, for which the Bank entered into long-term leases. Management believes that the Bank’s current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Form 10-K • Page 8

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The common stock of First National Lincoln Corporation (ticker symbol FNLC) trades on the NASDAQ National Market System. The following table reflects the high and low prices of actual sales in each quarter of 2007 and 2006. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2007		2006
	High	Low	High	Low
1st Quarter	$16.84	$15.64	$17.89	$17.10
2nd Quarter	17.00	15.50	17.72	16.45
3rd Quarter	17.50	13.60	17.99	16.62
4th Quarter	15.95	14.20	17.40	16.39

The last transaction of the Company’s stock on the NASDAQ National Market System during 2007 was on December 31 at $14.64 per share. There are no warrants outstanding with respect to the Company’s common stock, and the Company has no securities outstanding which are convertible into common equity.

The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 16, 2006	$0.145	April 28, 2006
June 15, 2006	$0.150	July 31, 2006
September 21, 2006	$0.155	October 31, 2006
December 21, 2006	$0.160	January 31, 2007
March 22, 2007	$0.165	April 30, 2007
June 21, 2007	$0.170	July 31, 2007
September 19, 2007	$0.175	October 31, 2007
December 20, 2007	$0.180	January 31, 2008

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2008 will be that year’s net income plus $9.9 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2007, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 10.13% and 10.99%, respectively, as of December 31, 2007.

Form 10-K • Page 9

Unregistered Sales of Equity Securities

The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. Sales in 2007 are presented in the following table:

Month	Shares	Average Price	Proceeds
January 2007	1,191	16.61	19,785
February 2007	1,381	16.54	22,848
March 2007	776	16.19	12,555
April 2007	957	16.02	15,327
May 2007	484	16.13	7,812
June 2007	353	16.18	5,705
July 2007	320	16.48	5,268
August 2007	535	15.17	8,115
September 2007	319	14.95	4,773
October 2007	317	15.25	4,837
November 2007	243	15.15	3,674
December 2007	186	14.72	2,738
Total	7,061	$16.06	$113,000

Repurchase of Shares and Use of Proceeds

On July 21, 2006, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 250,000 shares of the Company’s common stock or approximately 2.5% of the outstanding shares. This program ended in August of 2007, with 126,334 shares repurchased under the program at an average price of $16.93 and at a total cost of $2.1 million.

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of December 31, 2007, the Company had repurchased 90,564 shares under the new repurchase plan at an average price of $15.17 and at a total cost of $1.4 million.

The following table details repurchases under both programs for the year ended December 31, 2007:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2007	5,210	16.49	5,210	137,753
February 2007	808	16.50	808	136,945
March 2007	650	16.31	650	136,295
April 2007	91	15.97	91	136,204
May 2007	11,803	16.13	11,803	124,401
June 2007	735	15.66	735	123,666
July 2007	-	-	-	123,666
August 2007	3,859	15.73	3,859	299,994
September 2007	1	15.08	1	299,993
October 2007	1	15.35	1	299,992
November 2007	76,655	15.21	76,655	223,337
December 2007	10,047	14.65	10,047	213,290
Total	109,860	15.35	109,860	213,290

Form 10-K • Page 10

ITEM 6. Selected Financial Data

Dollars in thousands, except for per share amounts	Years ended December 31,
	2007	2006	2005	2004	2003
Summary of Operations
Interest Income	$71,721	$ 64,204	$ 50,431	$ 30,528	$ 27,540
Interest Expense	39,885	33,589	18,848	9,024	9,796
Net Interest Income	31,836	30,615	31,583	21,504	17,744
Provision for Loan Losses	1,432	1,325	200	880	907
Non-Interest Income	10,145	10,306	9,034	4,667	5,148
Non-Interest Expense	22,183	22,439	22,518	13,371	11,600
Net Income	13,101	12,295	12,843	8,509	7,427
Per Common Share Data
Net Income
Basic	$ 1.34	$ 1.25	$ 1.32	$ 1.16	$ 1.02
Diluted	1.34	1.25	1.30	1.14	1.00
Cash Dividends (Declared)	0.69	0.61	0.53	0.45	0.38
Book Value	11.58	10.98	10.52	7.18	6.57
Market Value	14.64	16.72	17.58	17.45	16.63
Financial Ratios
Return on Average Equity	11.89%	11.63%	12.98%	17.10%	16.39%
Return on Average Tangible Equity	15.89	15.75	17.81	17.36	16.39
Return on Average Assets	1.13	1.14	1.36	1.41	1.41
Average Equity to Average Assets	9.53	9.81	10.44	8.22	8.58
Average Tangible Equity to Average Assets	7.13	7.24	7.61	8.27	8.58
Net Interest Margin (Tax-Equivalent)	3.13	3.24	3.84	3.94	3.73
Dividend Payout Ratio (Declared)	51.49	48.80	40.15	38.62	37.13
Allowance for Loan Losses/Total Loans	0.74	0.76	0.79	0.99	1.05
Non-Performing Loans to Total Loans	0.31	0.42	0.40	0.34	0.39
Non-Performing Assets to Total Assets	0.23	0.32	0.30	0.25	0.29
Efficiency Ratio (Tax-equivalent)	50.16	52.12	52.89	48.78	48.32
At Year End
Total Assets	$1,223,250	$1,104,869	$1,042,209	$ 634,238	$ 568,812
Total Loans	920,164	838,145	772,338	478,332	398,895
Total Investment Securities	221,815	180,549	183,981	126,827	136,689
Total Deposits	781,280	805,235	713,964	369,844	359,077
Total Borrowings	316,719	179,862	215,189	207,206	157,822
Total Shareholders’ Equity	112,668	107,327	103,452	52,815	47,718
				High	Low
Market price per common share of stock during 2007				$17.50	$13.60

Form 10-K • Page 11

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First National Lincoln Corporation (the “Company”) was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the “Bank”). The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has fourteen offices along coastal Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.

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

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, the valuation of mortgage servicing rights, goodwill and the valuation of stock options. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results are likely to differ from the amounts derived from Management’s estimates and assumptions, and such differences could be substantial.

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

The valuation of goodwill is a critical accounting policy. Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. The straight-line basis is used because the Company does not expect significant run off in the core deposits which were acquired. The Company periodically evaluates intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company.

The value of stock options is a critical accounting policy. The Company established a shareholder-approved stock option plan in 1995, under which the Company may grant options to its employees for up to 600,000 shares of common stock. Only incentive stock options may be granted under the plan. The option price of each option grant is determined

Form 10-K • Page 12

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

Results of Operations

For First National Lincoln Corporation, 2007 operating results were greatly improved over 2006. The driving force for our increase in earnings was net interest income. A primary factor for this was growth in earning assets. At the same time, the lowering of rates by the Federal Open Market Committee (FOMC) was positive for the Company. As in previous years, expense control continued to be a major factor in our performance in 2007.

Net Interest Income

Net interest income in 2007 was $31.8 million, an increase of $1.2 million or 4.0% from the $30.6 million posted by the Company in 2006. The primary factor for the increase in net interest income during 2007 compared to 2006 was the $124.6 million or 12.2% growth in earning assets in 2007, with total loans increasing $82.0 million or 9.8% and investments increasing $41.3 million or 22.9%. In addition, the lowering of rates by the FOMC in 2007 was positive for FNLC, resulting in lower funding costs from a restructuring of a significant portion of our wholesale funding and improved net interest margins in the third and fourth quarters.

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (64)	$ (64)	$ 64	$ (64)
Investment securities	1,044	482	46	1,572
Loans held for sale	5	15	31	51
Loans	4,165	1,761	133	6,059
Total interest income	5,150	2,194	274	7,618
Interest expense
Deposits	1,067	2,760	114	3,941
Borrowings	1,897	368	90	2,355
Total interest expense	2,964	3,128	204	6,296
Change in net interest income	$ 2,186	$ (934)	$ 70	$ 1,322

Year ended December 31, 2006 compared to 2005
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ 23	$ 10	$ 18	$ 51
Investment securities	1,749	109	21	1,879
Loans held for sale	(3)	4	(1)	-
Loans	6,266	5,017	730	12,013
Total interest income	8,035	5,140	768	13,943
Interest expense
Deposits	2,868	7,791	1,656	12,315
Borrowings	(185)	2,705	(94)	2,426
Total interest expense	2,682	10,496	1,562	14,741
Change in net interest income	$ 5,353	$ (5,356)	$ (794)	$ (798)

1 Represents the change attributable to a combination of change in rate and change in volume.

Form 10-K • Page 13

The following table presents, for the years ended December 31, 2007, 2006, and 2005, the interest earned on or paid for each major asset and liability category, respectively, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2007		2006		2005
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ -	0.00%	$ 64	5.41%	$ 13	3.00%
Investments	12,582	5.98%	11,010	5.73%	9,131	5.66%
Loans held for sale	53	8.43%	14	6.93%	14	5.63%
Loans	61,167	7.01%	55,096	6.79%	43,083	6.08%
Total interest-earning assets	73,802	6.81%	66,184	6.58%	52,241	6.00%
Interest-bearing liabilities
Deposits	29,745	3.93%	25,804	3.55%	13,489	2.25%
Other borrowings	10,140	4.71%	7,785	4.49%	5,359	2.99%
Total interest-bearing liabilities	39,885	4.10%	33,589	3.73%	18,848	2.42%
Net interest income	$ 33,917		$ 32,595		$ 33.393
Interest rate spread		2.71%		2.85%		3.58%
Net interest margin		3.13%		3.24%		3.84%

Tax-exempt interest income amounted to $3.9 million for the year ended December 31, 2007, $3.7 million for the year ended December 31, 2006, and $3.4 million for the year ended December 31, 2005. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2007, 2006 and 2005.

	For the Years Ended December 31,
Dollars in thousands	2007	2006	2005
Net interest income as presented	$31,836	$30,615	$31,583
Effect of tax-exempt income	2,081	1,980	1,810
Net interest income, tax equivalent	$33,917	$32,595	$33,393

Non-Interest Income

Non-interest income decreased $0.2 million or 1.6% from $10.3 million in 2006 to $10.1 million in 2007. The decrease in non-interest income was due to lower investment management and fiduciary income, which decreased by 11.0%, service charges on deposit accounts, which decreased by 0.4%, and other operating income, which decreased by 0.5%.

Non-Interest Expense

Non-interest expense declined $0.2 million or 1.1% in 2007 from $22.4 million in 2006 to $22.2 million in 2007. During 2007, the Company aggressively sought to control operating expense. The Company saw a decrease in furniture and equipment expense as well as in other operating expense.

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $1.4 million in 2007 compared to $1.3 million in 2006. The amount of provision made during the years ending 2007 and 2006 was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio and our level of chargeoffs. The Company’s level of chargeoffs as a percentage of loans outstanding was lower in 2007 than in 2006, remaining historically low at 0.11% of total loans.

Form 10-K • Page 14

Net Income

Net income for 2007 was $13.1 million – a 6.6% or $0.8 million increase from net income of $12.3 million that was posted in 2006. Earnings per share on a fully diluted basis were $1.34, up $0.09 or 7.2% from the $1.25 reported for the year ended December 31, 2006. Higher net interest income and lower non-interest expense were the primary factors for the increase in net income.

Key Ratios

Return on average assets in 2007 was 1.13%, down from the 1.14% posted in 2006. Return on average tangible equity was 15.89% in 2007, compared to 15.75% in 2006 and 17.81% in 2005, while return on average equity was 11.89% in 2007, compared to 11.63% in 2006 and 12.98% in 2005. The substantial difference between return on average tangible equity and average equity is due to the addition of goodwill related to the acquisition of FNB Bankshares in 2005. In 2007, the Company’s dividend payout ratio (the ratio of dividends declared to net income) was 51.49%, compared to 48.80% in 2006 and 40.15% in 2005.

The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 50.16% in 2007 compared to 59.47% for the Bank’s peer group, on average. In 2006, the Bank’s efficiency ratio was 52.12% compared to 56.21% for the Bank’s peer group, on average The efficiency ratio is calculated by dividing the Company’s operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains).

Investment Management and Fiduciary Activities

As of December 31, 2007, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $261.0 million, consisting of 1,020 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2006, when 1,054 accounts with a market value of $351.2 million were under management. The decline in market value and number of accounts during 2007 was the result of a reorganization of this part of the Bank that included downsizing the number of offices and officers, which in turn led to an anticipated loss of assets under management.

Form 10-K • Page 15

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
In thousands of dollars	2007	2006	2005
Assets
Cash and due from banks	$ 19,978	$ 21,227	$ 21,895
Interest-bearing deposits	-	1182	432
Investments
U.S. Treasury securities & government agency securities	110,637	88,132	66,674
Obligations of states and political subdivisions	61,189	57,241	52,524
Other securities	38,537	46,780	42,068
Total investments	210,363	192,153	161,266
Loans held for sale	623	202	257
Loans
Commercial	354,235	329,195	286,754
Consumer	59,711	47,578	35,464
State and municipal	26,722	22,107	21,833
Real estate	432,342	412,785	364,557
Total loans	873,010	811,665	708,608
Allowance for loan losses	(6,634)	(6,176)	(6,450)
Net loans	866,376	805,489	702,158
Premises and equipment, net	15,664	16,250	16,670
Goodwill	15,037	14,020	26,815
Other assets	27,684	27,684	18,059
Total assets	$ 1,155,725	$ 1,078,207	$ 947,552
Liabilities and shareholders’ equity
Deposits
Demand	$ 61,678	$ 62,571	$ 60,102
NOW	102,083	101,103	109,048
Money market	125,370	126,837	115,359
Savings	91,967	102,683	112,376
Certificates of deposit	323,367	164,988	119,595
Certificates of deposit over $100,000	114,764	231,867	143,557
Total deposits	819,229	790,049	660,037
Borrowed funds	215,403	173,200	179,409
Other liabilities	10,951	9,199	9,189
Total liabilities	$ 1,045,583	$ 972,448	$ 848,635
Common stock	98	99	98
Additional paid-in capital	45,644	46,776	46,599
Retained earnings	64,085	58,275	50,689
Unrealized gain on securities available for sale	574	609	1,531
Unrealized loss on post-retirement benefit cost	(259)	-	-
Total shareholders’ equity	110,142	105,759	98,917
Total liabilities and shareholders’ equity	$ 1,155,725	$ 1,078,207	$ 947,552

Form 10-K • Page 16

Assets and Asset Quality

Asset growth was strong in 2007, with the loan portfolio increasing by $82.0 million or 9.8%, while the investment portfolio increased $41.3 million or 22.9% over December 31, 2006. Total assets increased by 10.7% or $118.4 million from $1.10 billion at December 31, 2006, to $1.22 billion at December 31, 2007. This increase in earning assets contributed to net interest income increasing $1.2 million or 4.0% during 2007 when compared to 2006.

Although the Bank’s loan delinquency ratio increased to 2.27% in 2007, compared to 1.50% on December 31, 2006 and 1.17% on December 31, 2005, it compares well to its peers. In Management’s opinion, there has been no pattern or trend in loan delinquencies which is of concern.

Investment Activities

During 2007, the Company’s investment portfolio increased 22.9% to end the year at $221.8 million, compared to $180.5 million on December 31, 2006. The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, changes in prepayment risk, changes in liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.

All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker’s acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency.

The Company’s investment portfolio is primarily in U.S. Government agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio’s overall yield while not materially adding to the Company’s level of interest rate risk. The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2007, 2006, and 2005.

Dollars in thousands	2007	2006	2005
Securities available for sale
U.S. Treasury and agency	$ -	$ 4,967	$ 9,101
Mortgage-backed securities	1,322	1,571	1,980
State and political subdivisions	10,855	11,073	11,782
Corporate securities	14,727	18,349	20,353
Federal Home Loan Bank stock	12,569	7,586	10,294
Federal Reserve Bank stock	662	662	653
Other equity securities	326	607	580
	$ 40,461	$ 44,815	$ 54,743
Securities to be held to maturity
U.S. Treasury and agency	$ 95,009	$ 46,192	$ 42,274
Mortgage-backed securities	30,786	33,379	33,670
State and political subdivisions	53,914	47,549	44,685
Corporate securities	1,645	8,614	8,609
	181,354	135,734	129,238
Total securities	$ 221,815	$ 180,549	$ 183,981

Form 10-K • Page 17

The following table sets forth certain information regarding the yields and expected maturities of the Company’s investment securities as of December 31, 2007. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$ -	0.00%	$ -	0.00%
Due in 1 to 5 years	-	0.00%	3,000	4.03%
Due in 5 to 10 years	-	0.00%	7,000	5.26%
Due after 10 years	-	0.00%	85,009	6.49%
Total	-	0.00%	95,009	6.32%
Mortgage-Backed Securities
Due in 1 year or less	5	11.68%	60	3.26%
Due in 1 to 5 years	249	1.61%	2,241	3.80%
Due in 5 to 10 years	155	7.00%	3,871	4.51%
Due after 10 years	913	3.00%	24,615	5.36%
Total	1,322	3.24%	30,787	5.14%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	494	6.71%	4,602	7.27%
Due in 5 to 10 years	10,361	7.39%	11,397	6.62%
Due after 10 years	-	0.00%	37,914	6.50%
Total	10,855	7.36%	53,913	6.59%
Corporate Securities
Due in 1 year or less	1,001	7.03%	495	8.10%
Due in 1 to 5 years	11,572	7.74%	150	4.00%
Due in 5 to 10 years	1,095	7.90%	1,000	4.00%
Due after 10 years	1,059	6.28%	-	0.00%
Total	14,727	7.60%	1,645	5.23%
Equity Securities	13,557	5.94%	-	-
	$40,461	6.84%	$181,354	6.19%

Form 10-K • Page 18

Lending Activities

The loan portfolio experienced solid growth during 2007, with the most significant increase seen in commercial real estate loans. Total loans were $920.2 million at December 31, 2007, a 9.8% increase from total loans of $838.1 million at December 31, 2006. This continues the loan growth trend experienced by the Company over the past ten years. The following tables summarize the Bank’s loan portfolio as of December 31, 2007, 2006, 2005, 2004, and 2003.

Dollars in thousands	As of December 31,
	2007		2006		2005		2004		2003
Commercial
Real estate	$119,675	13.0%	$ 94,765	11.3%	$ 79,135	10.2%	$ 47,082	9.8%	$ 40,521	10.2%
Other	251,489	27.3%	236,637	28.2%	233,806	30.3%	110,811	23.2%	97,487	24.4%
Residential real estate
Term	442,407	48.1%	421,967	50.4%	390,995	50.6%	278,879	58.3%	223,251	56.0%
Construction	5,269	0.6%	5,394	0.6%	8,997	1.2%	1,067	0.2%	2,483	0.6%
Consumer	66,539	7.2%	55,658	6.7%	39,135	5.1%	26,769	5.6%	26,123	6.5%
Municipal	34,785	3.8%	23,724	2.8%	20,270	2.6%	13,724	2.9%	9,030	2.3%
Total loans	$920,164	100%	$838,145	100%	$772,338	100%	$478,332	100%	$398,895	100%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2007.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial real estate	$ 468	$ 1,154	$ 5,338	$ 106,749	$ 113,709
commercial other	8,209	70,368	39,147	139,668	257,392
Residential real estate	530	3,726	28,874	409,980	443,110
Residential construction	-	4,739	-	-	4,739
Consumer	214	21,733	11,402	33,080	66,429
Municipal	-	14,375	6,013	14,397	34,785
Totals	$ 9,421	$ 116,095	$ 90,774	$ 703,874	$ 920,164

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2007.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial loans	$ 322,837	35.1%
State and municipal loans	4,729	0.5%
Consumer loans	3,053	0.3%
Equity loans	71,749	7.8%
Residential adjustable-rate mortgages	278,456	30.3%
Total variable-rate loans	680,824	74.0%
Fixed-rate loans	239,340	26.0%
Total loans	$ 920,164	100.00%

Form 10-K • Page 19

Loan Concentrations

As of December 31, 2007, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

The volume of residential mortgages sold into the secondary market during 2007 was higher than that sold in 2006 due to higher origination. This resulted in higher levels of non-interest income for mortgage origination and servicing. Loans held for sale are carried at the lower of cost or market value, with a balance of $1.8 million at December 31, 2007 compared with $0.5 million at December 31, 2006.

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

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments and adjustments are made on a timely basis. Risk ratings and quality of the commercial loan portfolio are also assessed on a regular basis by an independent loan review consulting firm. Ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies are also performed. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon Management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2007, impaired loans with specific reserves totaled $1.3 million (all of these loans were on non-accrual status) and the amount of such reserves was $0.6 million. This compares to impaired loans with specific reserves of $1.1 million at December 31, 2006 (all of these loans were on non-accrual status) and the amount of such reserves was $0.2 million.

Form 10-K • Page 20

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of December 31, 2007. Although the level of the allowance for loan losses is lower than the average of the Bank’s peers as a percentage of total loans, Management views the level of the allowance for loan losses as adequate as a result of the relatively high percentage of residential real estate loans in the portfolio in comparison to the peer group’s average and overall credit quality in the portfolio.

The following table reflects the Bank’s allowance for loan losses by category of loan as of December 31, 2007, 2006, 2005, 2004, and 2003. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans. The percentages represent the proportion of each category to the total amount of loans outstanding at each date.

Dollars in thousands	As of December 31,
	2007		2006		2005		2004		2003
Real estate	$ 781	49%	$ 749	51%	$ 798	52%	$ 856	58%	$ 690	56%
Commercial	4,678	44%	4,503	42%	3,983	43%	2,509	36%	2,237	37%
Consumer	1,098	7%	1,008	7%	1,043	5%	711	6%	752	7%
Unallocated	243	-	104	-	262	-	638	-	521	-
Total	$6,800	100%	$6,364	100%	$6,086	100%	$4,714	100%	$4,200	100%

During 2007, a provision of $1.4 million was made to the allowance for loan losses, compared to a provision of $1.3 million in 2006, and $0.2 million in 2005. In Management’s opinion, the level of provision in 2007 was appropriate given the overall credit quality of the portfolio. Net loans charged off in 2007 were $1.0 million, or 0.11% of average loans outstanding for the year. This compares to net loan chargeoffs of $1.0 million or 0.13% in 2006 and $0.9 million or 0.12% in 2005.

The following table summarizes the activity with respect to loan losses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Years ended December 31,
Dollars in thousands	2007	2006	2005	2004	2003
Balance at beginning of year	$6,364	$6,086	$4,714	$4,200	$3,700
Acquisition of FNB Bankshares	-	-	2,066
Loans charged off:
Commercial[1]	867	851	501	260	184
Real estate mortgage	13	42	270	-	19
Consumer[2]	457	420	281	180	352
Total	1,337	1,313	1,052	440	555
Recoveries on loans previously charged off
Commercial[1]	145	93	51	14	52
Real estate mortgage	4	16	-	-	2
Consumer	192	157	107	60	94
Total	341	266	158	74	148
Net loans charged off	996	1,047	894	366	407
Provision for loan losses	1,432	1,325	200	880	907
Balance at end of year	$6,800	$6,364	$6,086	$4,714	$4,200
Ratio of net loans charged off to average loans outstanding	0.11%	0.13%	0.12%	0.08%	0.10%
Ratio of allowance for loan losses to total loans outstanding	0.74%	0.76%	0.79%	0.99%	1.05%

1 Includes commercial real estate loans

2 Includes home equity lines of credit

Form 10-K • Page 21

Non-Performing Assets

The Bank’s overall loan delinquency ratio increased to 2.27% at December 31, 2007, versus 1.50% at December 31, 2006. In Management’s opinion, there has been no pattern or trend in non-performing assets of concern. The increase in 2007 was related to isolated circumstances involving a small number of borrowers, and the levels at December 31, 2007, 2006, 2005, 2004 and 2003 are in line with Management’s opinion of a normal range of delinquency rates for the Bank.

The following table sets forth a summary of loans delinquent more than ninety days by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2007, 2006, 2005, 2004 and 2003.

	As of December 31,
Dollars in thousands	2007	2006	2005	2004	2003
Commercial real estate and business	$ 2,745	$ 3,390	$ 2,022	$ 1,580	$ 1,320
Residential real estate	2,055	540	934	270	517
Consumer	354	302	464	32	78
Total	$ 5,154	$ 4,232	$ 3,420	$ 1,882	$ 1,915
Non-accrual loans included in above total	$ 2,867	$ 3,485	$ 3,095	$ 1,601	$ 1,537
Income not recognized from non-accrual loans	283	396	202	189	85

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

At December 31, 2007, there were two properties owned with a net OREO balance of $0.8 million compared to December 31, 2006 when there were also two properties owned with a net OREO balance of $1.1 million and December 31, 2005 as of which no properties were owned. Other real estate owned and repossessed assets (OREO) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure.

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

While the Bank maintains a securities available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or securities repurchase agreements for this purpose. At December 31, 2007, the Company had a net unrealized gain of $0.4 million (net of $0.2 million in deferred income taxes) on securities available for sale.

Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity and also fluctuate throughout the year as a result of changes in volume of wholesale certificates of deposit due to variations in rates available from several wholesale funding sources. In 2007, the maximum amount of deposits at any month end was $877.4 million on July 31, 2007. This balance is somewhat higher than the $781.3 million on December 31, 2007, as a result of regular seasonal inflows of core deposits and shifts in the Bank’s wholesale funding mix.

As of December 31, 2007, the Bank had primary sources of liquidity of $84.5 million, or 7.07% of its assets. It is Management’s opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. The Bank has not experienced any recent significant deposit trends which would have a material effect on the Bank’s liquidity position.

Deposits

Although average deposits increased slightly in 2007, the Bank saw a $24.0 million or 3.0% decrease in deposits from year end 2006 to year end 2007, compared to a 12.8% increase in 2006. The decline in deposits from December 31, 2006 to December 31, 2007 was the result of a shift from wholesale certificates of deposit to repurchase agreements and Federal Home Loan Bank borrowings because of more favorable interest rates available with these sources of funding.

Form 10-K • Page 22

The following table sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% growth
Dollars in thousands	2007	2006	2005	2007 vs. 2006
Demand deposits	$ 61,678	$ 62,571	$ 60,102	-1.45%
NOW accounts	102,083	101,103	109,048	0.96%
Money market accounts	125,370	126,837	115,359	-1.17%
Savings	91,967	102,683	112,376	-11.65%
Certificates of deposit	438,131	396,855	263,152	9.42%
Total Deposits	$ 819,229	$ 790,049	$ 660,037	3.56%

The Bank’s average cost of deposits (including non-interest-bearing accounts) was 3.75% for the year ended December 31, 2007, compared to 3.27% for the year ended December 31, 2006 and 2.04% for the year ended December 31, 2005. This rise in average cost realized during 2007 is consistent with the interest rate policy and actions of the FOMC. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2007	2006	2005
NOW	0.66%	0.54%	0.55%
Money market	4.82%	4.64%	2.89%
Savings	1.12%	1.09%	0.97%
Certificates of deposit	5.12%	4.60%	3.21%
Total interest-bearing deposits	3.93%	3.55%	2.25%

Of all certificates of deposit, $354.3 million or 86.8% will mature by December 31, 2008. As of December 31, 2007, the Bank held a total of $107.0 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2007	2006
Within 3 Months	$ 36,997	$ 70,856
3 Months through 6 months	21,093	66,039
6 months through 12 months	30,139	76,667
Over 12 months	18,726	29,840
Total	$ 106,955	$ 243,402

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2007, the Bank’s total FHLB borrowing capacity was $310.9 million, of which $37.3 million was unused. As of December 31, 2007, advances totaled $273.6 million, with a weighted average interest rate of 4.20% and remaining maturities ranging from two days to 16 years. This compares to advances totaling $137.6 million, with a weighted average interest rate of 5.08% and remaining maturities ranging from three days to 17 years, as of December 31, 2006. During 2007, the Bank shifted a portion of its funding from wholesale certificates of deposit to borrowed funds in response to pricing available in the market. The increase in the weighted average rate paid on borrowed funds in 2007 compared to 2006 is consistent with the interest rate policy and actions of the FOMC.

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2007 was $41.1 million, compared to $39.8 million on December 31, 2006, and $39.9 million on December 31, 2005. The weighted average rates of these agreements were 3.46% as of December 31, 2007, compared to 3.60% as of December 31, 2006 and 2.66% as of December 31, 2005.

The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances

Form 10-K • Page 23

invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2007, 2006, and 2005 were $2.0 million, $2.5 million, and $2.7 million, respectively.

The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $316.7 million at the end of December during 2007, $180.9 million at the end of May for the year 2006, and $222.3 million at the end of May for the year 2005. The average amount outstanding during 2007 was $215.4 million with a weighted average interest rate of 4.71%. This compares to an average outstanding amount of $173.2 million with a weighted average interest rate of 4.49% in 2006, and an average outstanding amount of $179.4 million with a weighted average interest rate of 2.99% in 2005. This rise in average cost realized during 2007 is consistent with the interest rate policy and actions of the FOMC.

Capital Resources

Capital at December 31, 2007 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 6.91% on December 31, 2007 and 7.15% at December 31, 2006. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2007, the Company had tier-one risk-based capital of 10.21% and tier-two risk-based capital of 11.07%, versus 10.40% and 11.26%, respectively, at December 31, 2006. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.

During 2007, the Company declared cash dividends of $0.165 per share for the first quarter, $0.170 per share for the second quarter, $0.175 per share for the third quarter, and $0.180 per share for the fourth quarter. The Company’s dividend payout ratio was 51.49% of earnings in 2007, 48.80% in 2006, and 40.15% in 2005. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $7.8 million in dividends was declared in 2007 from the Bank to the Company.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2008 will be that year’s net income plus $9.9 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.

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

In 2007, 33,500 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $0.2 million and 38,061 shares were issued via employee stock programs and the dividend reinvestment plan during the year for consideration totaling $0.6 million. The Company also purchased 109,860 shares of common stock for total consideration of $1.7 million during the year.

Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Form 10-K • Page 24

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2007:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 316,719	199,528	77,000	10,000	30,191
Operating leases	329	119	153	55	2
Certificates of deposit	408,319	354,312	50,194	3,813	-
Total	$ 725,367	553,959	127,347	13,868	30,193
Unused lines, collateralized by residential real estate	$ 55,694	55,694	-	-	-
Other unused commitments	$ 56,904	56,904	-	-	-
Standby letters of credit	$ 2,594	2,594	-	-	-
Commitments to extend credit	$ 15,098	15,098	-	-	-
Total loan commitments and unused lines of credit	$ 130,290	130,290	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2007, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2007, the Company made capital purchases totaling $2.1 million. This cost will be amortized over an average of seven years, adding approximately $250,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to newly enacted Federal legislation will not have a significant impact on future operating results or financial condition.

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

Form 10-K • Page 25

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -12.90% of total assets, which compares to -14.17% of assets at December 31, 2006. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company’s summarized static gap, as of December 31, 2007, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$ 48,182	$ 16,938	$ 60,406	$ 95,618
Loans held for sale	-	-	-	1,817
Loans	317,522	141,486	356,459	104,697
Other interest-earning assets	8,804	-	-	-
Non-rate-sensitive assets	1,041	-	-	70,280
Total assets	375,549	158,424	416,865	272,412
Interest-bearing deposits	285,126	199,875	54,021	181,621
Borrowed funds	169,350	30,174	97,064	20,131
Non-rate-sensitive liabilities and equity	1,750	5,550	37,200	141,388
Total liabilities and equity	456,226	235,599	188,285	343,140
Period gap	$ (80,677)	$ (77,175)	$ 228,580	(70,728)
Percent of total assets	-6.60%	-6.31%	18.69%	-5.78%
Cumulative gap (current)	(80,677)	(157,852)	70,728	-
Percent of total assets	-6.60%	-12.90%	5.78%	0.00%

The earnings simulation model forecasts one- and two-year net interest income under a variety of scenarios that incorporate changes in the absolute level of interest rates as well as basis risk, as represented by changes in the shape of

Form 10-K • Page 26

the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

The most recent simulation model projects net interest income would increase by approximately 4.7% of stable-rate net interest income if short-term rates fall gradually by two percentage points over the next year, and decrease by approximately 7.3% if short-term rates rise gradually by two percentage points. Both scenarios are within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down, in the first year. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 15.8% in a falling rate scenario and decrease by 15.0% in a rising rate scenario.

The change in net interest income projections between December 31, 2007, and December 31, 2006, is attributable to the change in the Company’s mix of assets and liabilities, as well as lowering of interest rates by the FOMC and the corresponding steepening of the yield curve which occurred in 2007. A summary of the Company’s interest rate risk simulation modeling, as of December 31, 2007 and 2006 is presented in the following table:

Changes in Net Interest Income	2007	2006
Year 1
Projected changes if rates decrease by 2.0%	+4.7%	+7.5%
Projected change if rates increase by 2.0%	-7.3%	-8.8%
Year 2
Projected changes if rates decrease by 2.0%	+15.8%	+24.0%
Projected change if rates increase by 2.0%	-15.0%	-17.1%

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

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2007, the Company was using interest rate caps for interest rate risk management to mitigate its exposure to deterioration of net interest income in a rising rate environment.

Management believes that the current level of interest rate risk is acceptable as of December 31, 2007. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2007, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure.

Form 10-K • Page 27

ITEM 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

First National Lincoln Corporation and Subsidiary

As of December 31,	2007	2006
Assets
Cash and cash equivalents	$ 17,254,000	$ 24,188,000
Securities available for sale	40,461,000	44,815,000
Securities to be held to maturity, fair value of $181,132,000 at December 31, 2007, and $134,649,000 at December 31, 2006	181,354,000	135,734,000
Loans held for sale	1,817,000	460,000
Loans	920,164,000	838,145,000
Less allowance for loan losses	6,800,000	6,364,000
Net loans	913,364,000	831,781,000
Accrued interest receivable	6,585,000	6,140,000
Premises and equipment, net	16,481,000	15,845,000
Other real estate owned	827,000	1,144,000
Goodwill	27,684,000	27,684,000
Other assets	17,423,000	17,078,000
Total assets	$ 1,223,250,000	$ 1,104,869,000
Liabilities
Demand deposits	$ 60,637,000	$ 62,157,000
NOW deposits	101,680,000	99,612,000
Money market deposits	124,033,000	137,163,000
Savings deposits	86,611,000	98,131,000
Certificates of deposit under $100,000	301,364,000	164,770,000
Certificates of deposit $100,000 or more	106,955,000	243,402,000
Total deposits	781,280,000	805,235,000
Borrowed funds	316,719,000	179,862,000
Other liabilities	12,583,000	12,445,000
Total liabilities	1,110,582,000	997,542,000
Commitments and contingent liabilities (notes 13, 15, 19 and 20)
Shareholders’ equity
Common stock, one cent par value	97,000	98,000
Additional paid-in capital	44,762,000	45,587,000
Retained earnings	67,647,000	61,298,000
Accumulated other comprehensive income
Net unrealized gain on securities available for sale, net of tax of $234,000 in 2007 and $370,000 in 2006	436,000	696,000
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $147,000 in 2007 and $190,000 in 2006	(274,000)	(352,000)
Total shareholders’ equity	112,668,000	107,327,000
Total liabilities and shareholders’ equity	$ 1,223,250,000	1,104,869,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,732,493	9,770,792
Number of shares outstanding	9,732,493	9,770,792
Book value per share	$11.58	$10.98
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 28

Consolidated Statements of Income

First National Lincoln Corporation and Subsidiary

Years ended December 31,	2007	2006	2005
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,179,000 in 2007, $975,000 in 2006, and $879,000 in 2005)	$60,585,000	$54,585,000	$42,623,000
Interest on deposits with other banks	-	64,000	13,000
Interest and dividends on investments (includes tax-exempt income of $2,685,000 in 2007, $2,703,000 in 2006, and $2,482,000 in 2005)	11,136,000	9,555,000	7,795,000
Total interest and dividend income	71,721,000	64,204,000	50,431,000
Interest expense
Interest on deposits	29,745,000	25,804,000	13,489,000
Interest on borrowed funds	10,140,000	7,785,000	5,359,000
Total interest expense	39,885,000	33,589,000	18,848,000
Net interest income	31,836,000	30,615,000	31,583,000
Provision for loan losses	1,432,000	1,325,000	200,000
Net interest income after provision for loan losses	30,404,000	29,290,000	31,383,000
Non-interest income
Fiduciary and investment management income	1,737,000	1,951,000	1,686,000
Service charges on deposit accounts	2,740,000	2,752,000	2,438,000
Net securities gains	2,000	18,000	-
Mortgage origination and servicing income	589,000	503,000	616,000
Other operating income	5,077,000	5,082,000	4,294,000
Total non-interest income	10,145,000	10,306,000	9,034,000
Non-interest expense
Salaries and employee benefits	11,037,000	10,826,000	11,099,000
Occupancy expense	1,438,000	1,421,000	1,395,000
Furniture and equipment expense	1,944,000	2,124,000	2,136,000
Amortization of core deposit intangible	283,000	283,000	271,000
Other operating expenses	7,481,000	7,785,000	7,617,000
Total non-interest expense	22,183,000	22,439,000	22,518,000
Income before income taxes	18,366,000	17,157,000	17,899,000
Income tax expense	5,265,000	4,862,000	5,056,000
Net income	$13,101,000	12,295,000	12,843,000
Earnings per common share
Basic earnings per share	$ 1.34	$ 1.25	$ 1.32
Diluted earnings per share	1.34	1.25	1.30
Cash dividends declared per share	0.69	0.61	0.53
Weighted average number of shares outstanding	9,787,287	9,816,307	9,745,456
Incremental shares	25,731	49,476	114,751
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 29

Consolidated Statements of Changes in Shareholders’ Equity

First National Lincoln Corporation and Subsidiary

	Number of common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2004	7,356,836	$ 74,000	$ 3,973,000	$ 46,809,000	$ 1,959,000	$ 52,815,000
Net income	-	-	-	12,843,000	-	12,843,000
Net unrealized loss on securities available for sale, net of tax benefit of $631,000	-	-	-	-	(1,225,000)	(1,225,000)
Comprehensive income	-	-	-	12,843,000	(1,225,000)	11,618,000
Cash dividends declared	-	-	-	(5,212,000)	-	(5,212,000)
Payment to repurchase common stock	(176,247)	(2,000)	(3,030,000)	-	-	(3,032,000)
Proceeds from sale of common stock	187,590	2,000	1,414,000	-	-	1,416,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	461,000	-	461,000
Acquisition of FNB Bankshares	2,464,598	25,000	45,361,000	-	-	45,386,000
Balance at December 31, 2005	9,832,777	99,000	47,718,000	54,901,000	734,000	103,452,000
Net income	-	-	-	12,295,000	-	12,295,000
Net unrealized loss on securities available for sale, net of tax benefit of $3,000	-	-	-	-	(38,000)	(38,000)
Adjustment to initially apply Statement No. 158, net of tax benefit of $190,000	-	-	-	-	(352,000)	(352,000)
Comprehensive income	-	-	-	12,295,000	(390,000)	11,905,000
Cash dividends declared	-	-	-	(5,983,000)	-	(5,983,000)
Equity compensation expense	-	-	60,000	-	-	60,000
Payment to repurchase common stock	(179,176)	(1,000)	(3,051,000)	-	-	(3,052,000)
Proceeds from sale of common stock	117,191	-	860,000	-	-	860,000
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	85,000	-	85,000
Balance at December 31, 2006	9,770,792	98,000	45,587,000	61,298,000	344,000	107,327,000
Net income	-	-	-	13,101,000	-	13,101,000
Net unrealized loss on securities available for sale, net of tax benefit of $100,000	-	-	-	-	(260,000)	(260,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $42,000	-	-	-	-	78,000	78,000
Comprehensive income	-	-	-	13,101,000	(182,000)	12,919,000
Cash dividends declared	-	-	-	(6,752,000)	-	(6,752,000)
Equity compensation expense	-	-	59,000	-	-	59,000
Payment to repurchase common stock	(109,860)	(1,000)	(1,686,000)	-	-	(1,687,000)
Proceeds from sale of common stock	71,561	-	802,000	-	-	802,000
Balance at December 31, 2007	9,732,493	$ 97,000	$ 44,762,000	$67,647,000	$ 162,000	$112,668,000
The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 30

Consolidated Statements of Cash Flows

First National Lincoln Corporation and Subsidiary

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities
Net income	$13,101,000	$12,295,000	$12,843,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,224,000	1,400,000	1,469,000
Change in deferred income taxes	(464,000)	(424,000)	392,000
Provision for loan losses	1,432,000	1,325,000	200,000
Loans originated for resale	(24,081,000)	(17,435,000)	(24,524,000)
Proceeds from sales of loans	22,724,000	16,975,000	25,115,000
Net (gain) loss on sale of other real estate owned	20,000	(10,000)	-
Net gain on sale of premises and equipment	(34,000)	-	-
Equity compensation expense	59,000	60,000	-
Net gain on sale or call of securities available for sale	(2,000)	(18,000)	-
Net change in other assets and accrued interest receivable	(926,000)	(1,444,000)	(2,721,000)
Net change in other liabilities	486,000	2,542,000	2,257,000
Net (accretion of discounts) amortization of premiums on investments	(2,996,000)	(253,000)	68,000
Net acquisition amortization	228,000	252,000	319,000
Provision for losses on other real estate owned	56,000	269,000	-
Net cash provided by operating activities	10,827,000	15,534,000	15,418,000
Cash flows from investing activities
Proceeds from maturities, payments, calls of securities available for sale	9,062,000	10,019,000	4,723,000
Proceeds from maturities, payments, calls of securities held to maturity	90,261,000	20,040,000	22,590,000
Proceeds from sales of other real estate owned	978,000	561,000	-
Purchases of securities available for sale	(4,983,000)	(58,000)	(7,423,000)
Purchases of securities to be held to maturity	(133,008,000)	(26,339,000)	(52,405,000)
Net increase in loans	(83,804,000)	(68,961,000)	(109,943,000)
Capital expenditures	(2,108,000)	(872,000)	(1,353,000)
Proceeds from sale of premises and equipment	282,000	339,000	-
Cash for acquisition, net of cash received	-	-	3,493,000
Net cash used in investing activities	(123,320,000)	(65,271,000)	(140,318,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	(24,102,000)	(11,415,000)	30,102,000
Net increase in certificates of deposit	231,000	102,837,000	121,383,000
Advances on long-term borrowings	100,000,000	30,000,000	-
Repayments on long-term borrowings	(62,000,000)	-	(47,118,000)
Net increase (decrease) in short-term borrowings	98,880,000	(65,304,000)	38,088,000
Payments to repurchase common stock	(1,687,000)	(3,052,000)	(3,032,000)
Proceeds from sale of common stock	802,000	860,000	1,416,000
Dividends paid	(6,565,000)	(5,983,000)	(4,727,000)
Net cash provided by financing activities	105,559,000	47,943,000	136,112,000
Net increase (decrease) in cash and cash equivalents	(6,934,000)	(1,794,000)	11,212,000
Cash and cash equivalents at beginning of year	24,188,000	25,982,000	14,770,000
Cash and cash equivalents at end of year	$17,254,000	$24,188,000	$25,982,000
Interest paid	$39,265,000	$32,934,000	$18,386,000
Income taxes paid	5,919,000	4,443,000	4,957,000
Non-cash transactions:
Non-cash assets acquired with common stock	-	-	254,984,000
Less liabilities assumed	-	-	213,091,000
Transfer from loans to other real estate owned	737,000	1,964,000	-
Net decrease in unrealized gain on securities available for sale	360,000	41,000	1,856,000

The accompanying notes are an integral part of these consolidated financial statements

Form 10-K • Page 31

Notes to Consolidated Financial Statements

Nature of Operations

First National Lincoln Corporation (the “Company”) through its wholly-owned subsidiary, The First, N.A. (“the Bank”), provides a full range of banking services to individual and corporate customers from fourteen offices in coastal Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services. On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and 2005 operating results include the effect of the FNB acquisition only after the closing date.

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

Investment Securities

Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank’s funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders’ equity, net of related income taxes. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the security.

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

Form 10-K • Page 32

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

Goodwill & Identified Intangible Assets

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2007 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2007, the Company determined goodwill was not impaired.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss),which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, and unrealized loss related to post-retirement benefit costs, net of tax, is disclosed in the consolidated statements of changes in shareholders’ equity.

Segments

First National Lincoln Corporation, through the branches of its subsidiary, The First, N.A., provides a broad range of financial services to individuals and companies in coastal Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services. Operations

Form 10-K • Page 33

are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company’s banking operations are considered by Management to be aggregated in one reportable operating segment.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $59,000 and $60,000 in compensation cost was included in the Company’s financial statements for 2007 and 2006, respectively. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 3.0 years is $111,000 for 21,000 options granted in 2005.

The weighted average fair market value per share was $4.41 for options granted in 2005. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of December 31, 2007.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	58,500	$3.95
Granted in 2007	-	-
Vested in 2007	(37,500)	3.69
Forfeited in 2007	-	-
Non-vested at December 31, 2007	21,000	$4.41

During 2007, 33,500 options were exercised, with total proceeds paid to the Company of $196,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $346,000. A summary of the status of the Company’s Stock Option Plan as of December 31, 2007, and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	123,000	$ 10.53
Granted in 2007	-	-
Vested in 2007	37,500	3.69
Exercised in 2007	(33,500)	5.85
Forfeited in 2007	-	-
Outstanding at December 31, 2007	89,500	$ 12.28	4.5	$ 451,000
Exercisable at December 31, 2007	68,500	$ 10.53	3.7	$ 451,000

Form 10-K • Page 34

In 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock option plan(s). Accordingly, no compensation cost was recognized in prior years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

For the years ended December 31,	2007	2006	2005
Net income
As reported	$ 13,101,000	$ 12,295,000	$ 12,843,000
Value of option grants, net of tax	-	-	115,000
Pro forma	$ 13,101,000	$ 12,295,000	$ 12,728,000
Basic earnings per share
As reported	$ 1.34	$ 1.25	$ 1.32
Value of option grants, net of tax	-	-	0.01
Pro forma	$ 1.34	$ 1.25	$ 1.31
Diluted earnings per share
As reported	$ 1.34	$ 1.25	$ 1.30
Value of option grants, net of tax	-	-	0.01
Pro forma	$ 1.34	$ 1.25	$ 1.29

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2007 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $705,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2007 and 2006:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2007	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ -	$ -	$ -	$ -
Mortgage-backed securities	1,309,000	40,000	(27,000)	1,322,000
State and political subdivisions	10,524,000	331,000	-	10,855,000
Corporate securities	14,393,000	638,000	(304,000)	14,727,000
Federal Home Loan Bank stock	12,569,000	-	-	12,569,000
Federal Reserve Bank stock	662,000	-	-	662,000
Other equity securities	334,000	5,000	(13,000)	326,000
	$ 39,791,000	$ 1,014,000	$ (344,000)	$ 40,461,000
Securities to be held to maturity
U.S. Treasury and agency	$ 95,009,000	$ 189,000	$ (935,000)	$ 94,263,000
Mortgage-backed securities	30,786,000	219,000	(354,000)	30,651,000
State and political subdivisions	53,914,000	731,000	(81,000)	54,564,000
Corporate securities	1,645,000	9,000	-	1,654,000
	$ 181,354,000	$ 1,148,000	$ (1,370,000)	$ 181,132,000

Form 10-K • Page 35

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2006	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ 5,001,000	$ -	$ (34,000)	$ 4,967,000
Mortgage-backed securities	1,573,000	36,000	(38,000)	1,571,000
State and political subdivisions	10,729,000	344,000	-	11,073,000
Corporate securities	17,600,000	810,000	(61,000)	18,349,000
Federal Home Loan Bank stock	7,586,000	-	-	7,586,000
Federal Reserve Bank stock	662,000	-	-	662,000
Other equity securities	594,000	18,000	(5,000)	607,000
	$ 43,745,000	$ 1,208,000	$ (138,000)	$ 44,815,000
Securities to be held to maturity
U.S. Treasury and agency	$ 46,192,000	$ 12,000	$ (787,000)	$ 45,417,000
Mortgage-backed securities	33,379,000	99,000	(787,000)	32,691,000
State and political subdivisions	47,549,000	535,000	(169,000)	47,915,000
Corporate securities	8,614,000	12,000	-	8,626,000
	$ 135,734,000	$ 658,000	$ (1,743,000)	$ 134,649,000

The following table summarizes the contractual maturities of investment securities at December 31, 2007:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 1,005,000	$ 1,006,000	$ 555,000	$ 563,000
Due in 1 to 5 years	12,007,000	12,315,000	9,993,000	10,064,000
Due in 5 to 10 years	11,148,000	11,611,000	23,268,000	23,479,000
Due after 10 years	2,066,000	1,972,000	147,538,000	147,026,000
Equity securities	13,565,000	13,557,000	-	-
	$ 39,791,000	$ 40,461,000	$ 181,354,000	$ 181,132,000

At December 31, 2007, securities with a fair value of $139,108,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $137,253,000, as of December 31, 2006 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The Company’s gross securities gain in 2007, which originated from the call of a security by its issuer at a premium, was $2,000, with $1,000 of related tax expense. The Company’s gross securities gain in 2006, which originated from the call of a security by its issuer at a premium, was $18,000, with $6,000 of related tax expense.

Management reviews securities with unrealized losses for other than temporary impairment. Federal Home Loan Bank stock and Federal Reserve Bank stock have been evaluated for impairment. As of December 31, 2007, there were 74 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 50 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment. Information regarding securities temporarily impaired as of December 31, 2007 and 2006 is summarized below:

Form 10-K • Page 36

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2007	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 37,356,000	$ (719,000)	$ 13,575,000	$ (216,000)	$ 50,931,000	$ (935,000)
Mortgage-backed securities	-	-	17,844,000	(381,000)	17,844,000	(381,000)
State and political subdivisions	1,658,000	(21,000)	2,559,000	(60,000)	4,217,000	(81,000)
Corporate securities	2,529,000	(182,000)	930,000	(122,000)	3,459,000	(304,000)
Other equity securities	11,000	-	65,000	(13,000)	76,000	(13,000)
	$ 41,554,000	$ (922,000)	$ 34,973,000	$ (792,000)	$ 76,527,000	$ (1,714,000)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2006	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 11,596,000	$ (195,000)	$ 31,776,000	$ (626,000)	$ 43,372,000	$ (821,000)
Mortgage-backed securities	4,198,000	(55,000)	23,580,000	(770,000)	27,778,000	(825,000)
State and political subdivisions	6,244,000	(36,000)	4,273,000	(133,000)	10,517,000	(169,000)
Corporate securities	-	-	1,004,000	(61,000)	1,004,000	(61,000)
Other equity securities	101,000	(2,000)	73,000	(3,000)	174,000	(5,000)
	$ 22,139,000	$ (288,000)	$ 60,706,000	$ (1,593,000)	$ 82,845,000	$ (1,881,000)

Note 4. Loan Servicing

At December 31, 2007 and 2006, the Bank serviced loans for others totaling $168,001,000 and $162,151,000, respectively. Net gains from the sale of loans totaled $333,000 in 2007, $222,000 in 2006, and $300,000 in 2005.

In 2007, mortgage servicing rights of $325,000 were capitalized or acquired, and amortization for the year totaled $471,000. After deducting for an impairment reserve of $11,000 at December 31, 2007, mortgage servicing rights had a fair value of $832,000, which is included in other assets. In 2006, mortgage servicing rights of $579,000 were capitalized or acquired, and amortization for the year totaled $705,000. After deducting for an impairment reserve of $3,000 at December 31, 2006, mortgage servicing rights had a fair value of $985,000, which is included in other assets.

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2007, the prepayment assumption using the PSA model was 234, which translates into an anticipated prepayment rate of 14.03%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Note 5 – Derivative Financial Instruments

During 2007, the Bank purchased an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost

Form 10-K • Page 37

of the cap, $51,000 at December 31, 2007, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the year ended December 31, 2007.

Note 6. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2007 and 2006:

As of December 31,	2007	2006
Real estate loans
Residential	$ 442,407,000	$ 421,967,000
Commercial	119,675,000	94,765,000
Commercial and industrial loans	251,489,000	236,637,000
State and municipal loans	34,785,000	23,724,000
Consumer loans	66,539,000	55,658,000
Residential construction loans	5,269,000	5,394,000
Total loans	$ 920,164,000	$ 838,145,000

Loan balances include net deferred loan costs of $1,303,000 in 2007 and $1,261,000 in 2006. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $349,797,000 and $341,702,000 in 2007 and 2006, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

At December 31, 2007 and 2006, loans on non-accrual status totaled $2,867,000 and $3,485,000, respectively. As of December 31, 2007, 2006 and 2005, interest income which would have been recognized on these loans, if interest had been accrued, was $283,000, $396,000, and $202,000, respectively. Loans past due greater than 90 days which are accruing interest totaled $2,287,000 at December 31, 2007 and $748,000 at December 31, 2006. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Transactions in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

For the years ended December 31,	2007	2006	2005
Balance at beginning of year	$ 6,364,000	$ 6,086,000	$ 4,714,000
Acquisition of FNB Bankshares	-	-	2,066,000
Provision charged to operating expenses	1,432,000	1,325,000	200,000
	7,796,000	7,411,000	6,980,000
Loans charged off	(1,337,000)	(1,313,000)	(1,052,000)
Recoveries on loans	341,000	266,000	158,000
Net loans charged off	(996,000)	(1,047,000)	(894,000)
Balance at end of year	$ 6,800,000	$ 6,364,000	$ 6,086,000

Information regarding impaired loans is as follows:

As of December 31,	2007	2006	2005
Average investment in impaired loans	$ 2,427,000	$ 3,391,000	2,690,000
Interest income recognized on impaired loans, all on cash basis	163,000	99,000	56,000

As of December 31,	2007	2006
Balance of impaired loans	$ 2,867,000	$ 3,485,000
Less portion for which no allowance for loan losses is allocated	(1,589,000)	(2,400,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$ 1,278,000	$ 1,085,000
Portion of allowance for loan losses allocated to the impaired loan balance	$ 560,000	$ 211,000

Form 10-K • Page 38

Loans to directors, officers and employees totaled $34,510,000 at December 31, 2007 and $30,907,000 at December 31, 2006. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2007	2006
Balance at beginning of year	$ 18,695,000	$ 17,016,000
New loans	10,021,000	3,389,000
Repayments	(7,830,000)	(1,710,000)
Balance at end of year	$ 20,886,000	$ 18,695,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2007	2006
Land	$ 3,837,000	$ 3,635,000
Land improvements	602,000	602,000
Buildings	13,115,000	12,115,000
Equipment	6,082,000	11,503,000
	23,636,000	27,855,000
Less accumulated depreciation	7,155,000	12,010,000
	$ 16,481,000	$ 15,845,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2007	2006
Real estate acquired in settlement of loans	$ 827,000	$ 1,144,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2007	2006	2005
Balance at beginning of year	$ 269,000	$ -	$ -
Losses charged to allowance	-	-	-
Provision charged to operating expenses	56,000	269,000	-
Balance at end of year	$ 325,000	$ 269,000	$ -

Note 9. Goodwill

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

As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. Cash in lieu of fractional shares of the Company’s stock was paid at the rate of $17.87 per share, which was the average high/low price of the Company’s stock for the 30-day period ended January 9, 2005, under terms specified in the Merger Agreement. At the time of the acquisition, there were options to purchase 126,208 shares of FNB common stock under the FNB Bankshares Stock

Form 10-K • Page 39

Option Plan. Of these, options to acquire 40,630 FNB shares were converted into options to acquire 95,479 common shares of the Company at a purchase price of $3.80 per share. Holders of unexercised options to purchase FNB shares that were not converted were paid cash to retire their options at the rate of $42.00 for each share subject to the option, less the option exercise price per share. The total amount paid to retire the remaining options was $2.6 million.

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

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2007	2006	2005
Federal income tax
Current	$ 5,500,000	$ 5,075,000	$ 4,452,000
Deferred	(464,000)	(424,000)	392,000
	5,036,000	4,651,000	4,844,000
State franchise tax	229,000	211,000	212,000
	$ 5,265,000	$ 4,862,000	$ 5,056,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2007	2006	2005
Expected tax expense	$ 6,428,000	$ 6,005,000	$ 6,265,000
Non-taxable income	(1,244,000)	(1,209,000)	(1,168,000)
State franchise tax, net of federal tax benefit	149,000	137,000	139,000
Other	(68,000)	(71,000)	(180,000)
	$ 5,265,000	$ 4,862,000	$ 5,056,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidate balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2007 and 2006 are as follows:

Form 10-K • Page 40

	2007	2006
Allowance for loan losses	$2,328,000	$2,136,000
Other real estate owned	114,000	94,000
Assets related to FNB acquisition	24,000	61,000
Accrued pension and post-retirement	1,087,000	1,073,000
Other assets	120,000	162,000
Total deferred tax asset	3,673,000	3,526,000
Net deferred loan costs	(529,000)	(524,000)
Depreciation	(1,490,000)	(1,539,000)
Unrealized gain on securities available for sale	(234,000)	(374,000)
Mortgage servicing rights	(291,000)	(346,000)
Core deposit intangible	(699,000)	(798,000)
Liabilities related to FNB acquisition	(52,000)	(93,000)
Other liabilities	(8,000)	(18,000)
Total deferred tax liability	(3,303,000)	(3,692,000)
Net deferred tax asset (liability)	$370,000	$(166,000)

Note 11. Certificates of Deposit

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2008	$265,265,000	$89,047,000	$354,312,000
2009	26,035,000	14,080,000	40,115,000
2010	7,883,000	2,196,000	10,079,000
2011	1,527,000	669,000	2,196,000
2012	654,000	963,000	1,617,000
	$301,364,000	$106,955,000	$408,319,000

Interest on certificates of deposit of $100,000 or more was $11,885,000, $11,210,000, and $4,829,000 in 2007, 2006 and 2005, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.

Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2007, the Bank’s total FHLB borrowing capacity was $310,886,000, of which $37,266,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2007, had fixed rates of interest until their respective maturity dates. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $10.0 million in credit lines with correspondent banks which are currently not in use.

Form 10-K • Page 41

Borrowed funds at December 31, 2007 and 2006 have the following range of interest rates and maturity dates:

As of December 31, 2007
Federal Home Loan Bank Advances
2008	3.00%	-	4.94%	$ 156,460,000
2009	4.79%	-	5.00%	27,000,000
2010	4.43%	-	5.41%	50,000,000
2011				-
2012		-	4.39%	10,000,000
2013 and thereafter	0.00%	-	3.89%	30,191,000
				273,651,000
Treasury Tax & Loan Notes (rate at December 31, 2007 was 3.59%)			variable	1,961,000
Repurchase agreements
Municipal and commercial customers	2.71%	-	5.02%	41,107,000
Broker				-
				$316,719,000
As of December 31, 2006
Federal Home Loan Bank Advances
2007	3.99%	-	5.61%	$90,357,000
2008	4.86%	-	4.94%	30,000,000
2009		-	4.98%	2,000,000
2010	4.95%	-	5.41%	15,000,000
2011				-
2012 and thereafter			0.00%	198,000
				137,555,000
Treasury Tax & Loan Notes (rate at December 31, 2006 was 5.04%)			variable	2,512,000
Repurchase agreements
Municipal and commercial customers	2.71%	-	5.07%	39,795,000
Broker				-
				$179,862,000

Note 13. Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $15,500 of their compensation if under age 50 and $20,500 if over age 50, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2007, 2006, and 2005. The expense related to the 401(k) plan was $338,000, $315,000, and $298,000 in 2007, 2006, and 2005, respectively.

Supplemental Retirement Plan

The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $153,000 in 2007, $149,000 in 2006,and $166,000 in 2005. As of December 31, 2007 and 2006, the accrued liability of this plan was $1,157,000 and $1,060,000, respectively.

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

Form 10-K • Page 42

In December 2003, the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act included two features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation and net periodic postretirement benefit costs: a subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. During 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses employers’ accounting for the effects of the Act and was effective for the Company in 2004. The accounting for the Act will depend on the Company’s assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. The Company’s Plan has not been actuarially determined to be equivalent to Medicare Part D. Accordingly, the impact of applying the FSP has not been reflected in the consolidated financial statements..

The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2007	2006	2005
Change in benefit obligations
Benefit obligation at beginning of year:	$2,005,000	$ 1,705,000	$ 531,000
Service cost	20,000	13,000	11,000
Interest cost	136,000	125,000	119,000
Benefits paid	(144,000)	(157,000)	(121,000)
Actuarial (gain) loss	(68,000)	319,000	(24,000)
Plan change from FNB acquisition	-	-	1,189,000
Benefit obligation at end of year:	$1,949,000	$ 2,005,000	$ 1,705,000
Funded status
Benefit obligation at end of year	$(1,949,000)	$ (2,005,000)	$ (1,705,000)
Unamortized prior service credit	-	-	(11,000)
Unamortized net actuarial loss	-	-	56,000
Unrecognized transition obligation	-	-	208,000
Accrued benefit cost	$(1,949,000)	$ (2,005,000)	$ (1,452,000)

For the years ended December 31,	2007	2006	2005
Components of net periodic benefit cost
Service cost	$ 20,000	$ 13,000	$ 11,000
Interest cost	136,000	125,000	119,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	(3,000)	(3,000)	(3,000)
Amortization of accumulated losses	26,000	4,000	6,000
Net periodic benefit cost	$ 208,000	$ 168,000	$ 162,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2008 is $141,000. For years ending 2009 through 2012 the estimated amount of benefits to be paid is $141,000, $142,000, $143,000 and $139,000 respectively, and the total estimated amount of benefits to be paid for years ended 2013 through 2017 is $600,000. Plan expense for 2008 is estimated to be $175,000.

In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” On initial application, a $352,000 adjustment was recognized in the Statement of Changes in Shareholders’ Equity as a component of accumulated other comprehensive income. Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

Form 10-K • Page 43

At December 31,	2007	2006	Portion to Be Recognized in Income in 2008
Unamortized prior service credit	$ 5,000	$ 8,000	$ -
Unamortized net actuarial loss	(276,000)	(371,000)	-
Unrecognized transition obligation	(150,000)	(179,000)	29,000
	(421,000)	(542,000)	29,000
Deferred tax benefit at 35%	147,000	190,000	(10,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$(274,000)	$(352,000)	$ 19,000

Note 14. Shareholders’ Equity

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2007, 445,957 shares had been issued pursuant to these plans, leaving 254,043 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 17,828 shares in 2007, 17,410 shares in 2006, and 36,727 shares in 2005.

In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic repurchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2007, 112,145 shares have been issued, leaving 487,855 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 20,233 shares in 2007, 17,031 shares in 2006, and 13,633 shares in 2005.

Note 15. Off-Balance-Sheet Financial Instruments and Concentrations of Credit Risk

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

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2007, 2006 or 2005.

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

Form 10-K • Page 44

As of December 31,	2007	2006
Unused lines, collateralized by residential real estate	$ 55,694,000	$ 57,212,000
Other unused commitments	56,904,000	54,896,000
Standby letters of credit	2,594,000	1,659,000
Commitments to extend credit	15,098,000	14,809,000
Total	$ 130,290,000	$ 128,576,000

The Bank grants residential, commercial and consumer loans to customers principally located in the Mid-Coast and Down East regions of Maine. Collateral on these loans typically consists of residential or commercial real estate, or personal property. Although the loan portfolio is diversified, a substantial portion of borrowers’ ability to honor their contracts is dependent on the economic conditions in the area, especially in the real estate sector.

Note 16. Earnings Per Share

The following tables provide detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2007
Net income as reported	$13,101,000
Basic EPS: Income available to common shareholders	13,101,000	9,787,287	$ 1.34
Effect of dilutive securities: incentive stock options		25,731
Diluted EPS: Income available to common shareholders plus assumed conversions	$13,101,000	9,813,018	$ 1.34
For the year ended December 31, 2006
Net income as reported	$12,295,000
Basic EPS: Income available to common shareholders	12,295,000	9,816,307	$ 1.25
Effect of dilutive securities: incentive stock options		49,476
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,295,000	9,865,783	$ 1.25
For the year ended December 31, 2005
Net income as reported	$ 12,843,000
Basic EPS: Income available to common shareholders	12,843,000	9,745,456	$ 1.32
Effect of dilutive securities: incentive stock options		114,751
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 12,843,000	9,860,207	$ 1.30

All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

Note 17. Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

The carrying values of cash equivalents, due from banks and federal funds sold approximate their relative fair values.

Investment Securities

The fair values of investment securities are estimated based on bid prices published in financial newspapers or bid

Form 10-K • Page 45

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

Derivatives

The fair values of derivatives are based on quotations received from securities dealers.

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

Form 10-K • Page 46

Other significant assets and liabilities that are not considered financial instruments include the deferred tax asset, premises and equipment, and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The estimated fair values for financial instruments as of December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$ 17,254,000	$ 17,254,000	$ 24,188,000	$ 24,188,000
Securities available for sale	40,461,000	40,461,000	44,815,000	44,815,000
Securities to be held to maturity	181,354,000	181,132,000	135,734,000	134,649,000
Loans held for sale	1,817,000	1,817,000	460,000	460,000
Loans (net of allowance for loan losses)	913,364,000	908,190,000	831,781,000	814,049,000
Cash surrender value of life insurance	8,804,000	8,804,000	8,495,000	8,495,000
Accrued interest receivable	6,585,000	6,585,000	6,140,000	6,140,000
Interest rate cap	51,000	51,000	-	-
Financial liabilities
Deposits	$ 781,280,000	$ 687,739,000	$805,235,000	$ 735,741,000
Borrowed funds	316,719,000	317,288,000	179,862,000	181,321,000
Accrued interest payable	2,212,000	2,212,000	1,592,000	1,592,000

Note 18. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2007	2006	2005
Other operating income
Merchant discount fees	$ 2,528,000	$ 2,507,000	$ 2,250,000
ATM income	971,000	771,000	684,000
Other operating expense
Merchant interchange fees	$ 2,427,000	$ 2,393,000	$ 2,278,000

Note 19. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2008 will be 2008 earnings plus retained earnings of $9,880,000 from 2007 and 2006.

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

In addition to the effect on the payment of dividends, failure to meet minimum capital requirements can also result in mandatory and discretionary actions by regulators that, if undertaken, could have an impact on the Company’s

Form 10-K • Page 47

operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measurements of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements it is subject to.

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2007
Tier 2 capital to	$88,775,000	$64,628,000	$80,785,000
risk-weighted assets	10.99%	8.00%	10.00%
Tier 1 capital to	$81,875,000	$32,314,000	$48,471,000
risk-weighted assets	10.13%	4.00%	6.00%
Tier 1 capital to	$81,875,000	$46,883,000	$58,604,000
average assets	6.99%	4.00%	5.00%
As of December 31, 2006
Tier 2 capital to	$82,455,000	$58,827,000	$73,534,000
risk-weighted assets	11.21%	8.00%	10.00%
Tier 1 capital to	$76,091,000	$29,414,000	$44,120,000
risk-weighted assets	10.35%	4.00%	6.00%
Tier 1 capital to	$76,091,000	$42,347,000	$52,934,000
average assets	7.19%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2007
Tier 2 capital to	$89,470,000	$64,667,000	n/a
risk-weighted assets	11.07%	8.00%	n/a
Tier 1 capital to	$82,570,000	$32,334,000	n/a
risk-weighted assets	10.21%	4.00%	n/a
Tier 1 capital to	$82,570,000	$45,771,000	n/a
average assets	7.22%	4.00%	n/a
As of December 31, 2006
Tier 2 capital to	$82,849,000	$58,862,000	n/a
risk-weighted assets	11.26%	8.00%	n/a
Tier 1 capital to	$76,485,000	$29,431,000	n/a
risk-weighted assets	10.40%	4.00%	n/a
Tier 1 capital to	$76,485,000	$42,395,000	n/a
average assets	7.22%	4.00%	n/a

Form 10-K • Page 48

Note 20. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 21. Condensed Financial Information of Parent

Condensed financial information for First National Lincoln Corporation exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2007	2006
Assets
Cash and cash equivalents	$ 369,000	$ 142,000
Dividends receivable	1,750,000	1,500,000
Investments	171,000	443,000
Investment in subsidiary	84,163,000	78,931,000
Premises and equipment	350,000	224,000
Goodwill	27,559,000	27,559,000
Other assets	67,000	183,000
Total assets	$ 114,429,000	$ 108,982,000
Liabilities and shareholders’ equity
Dividends payable	$ 1,752,000	$ 1,563,000
Other liabilities	10,000	92,000
Total liabilities	1,762,000	1,655,000
Shareholders’ equity
Common stock	97,000	98,000
Additional paid-in capital	44,762,000	45,587,000
Retained earnings	68,088,000	61,986,000
Accumulated other comprehensive income
Net unrealized gain (loss) on available for sale securities	(6,000)	8,000
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $147,000 in 2007 and $190,000 in 2006	(274,000)	(352,000)
Total accumulated other comprehensive income	(280,000)	(344,000)
Total shareholders’ equity	112,667,000	107,327,000
Total liabilities and shareholders’ equity	$ 114,429,000	$ 108,982,000

Statements of Income

For the years ended December 31,	2007	2006	2005
Investment income	$ 28,000	$ 36,000	$ 33,000
Other income	26,000	-	-
Other expense	179,000	120,000	58,000
Loss before Bank earnings	(125,000)	(84,000)	(25,000)
Equity in earnings of Bank
Remitted	7,825,000	7,485,000	7,400,000
Unremitted	5,401,000	4,894,000	5,468,000
Net income	$ 13,101,000	$ 12,295,000	$ 12,843,000

Form 10-K • Page 49

Statements of Cash Flows

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$ 13,101,000	$ 12,295,000	$ 12,843,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,000	2,000	2,000
Equity compensation expense	59,000	60,000	-
(Increase) decrease in other assets	(134,000)	386,000	(999,000)
Increase (decrease) in other liabilities	(73,000)	(619,000)	1,749,000
Gain on sale of real estate	(27,000)	-	-
Unremitted earnings of Bank	(5,401,000)	(4,894,000)	(5,468,000)
Net cash provided by operating activities	7,526,000	7,230,000	8,127,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	251,000	-	-
Net cash used in acquisition	-	-	(2,348,000)
Capital expenditures	(350,000)	-	-
Net cash used in investing activities	(99,000)	-	(2,348,000)
Cash flows from financing activities:
Proceeds from sale of real estate	250,000	-	-
Payments to purchase common stock	(1,687,000)	(3,052,000)	(3,032,000)
Proceeds from sale of common stock	802,000	860,000	1,416,000
Dividends paid	(6,565,000)	(5,983,000)	(4,727,000)
Net cash used in financing activities	(7,200,000)	(8,175,000)	(6,343,000)
Net increase (decrease) in cash and cash equivalents	227,000	(945,000)	(564,000)
Cash and cash equivalents at beginning of year	142,000	1,087,000	1,651,000
Cash and cash equivalents at end of year	$ 369,000	$ 142,000	$ 1,087,000

Note 22. New Accounting Pronouncements

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

Form 10-K • Page 50

Note 23. Pro-Forma Financial Information

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

	For the years ended December 31,
	2007	2006	2005
Interest income	$ 71,721,000	$ 64,204,000	$ 50,812,000
Interest expense	39,885,000	33,589,000	18,956,000
Net interest income	31,836,000	30,615,000	31,856,000
Provision for loan losses	1,432,000	1,325,000	200,000
Net interest income after provision for loan losses	30,404,000	29,290,000	31,656,000
Non-interest income	10,145,000	10,306,000	9,179,000
Non-interest expenses	22,183,000	22,439,000	23,212,000
Income before income taxes	18,366,000	17,157,000	17,623,000
Applicable income taxes	5,265,000	4,862,000	4,954,000
Net income	$ 13,101,000	$ 12,295,000	$ 12,669,000

	For the years ended December 31,
	2007	2006	2005
Operating Statistics
Basic earnings per share	$1.34	$1.25	$1.30
Diluted earnings per share	$1.34	$1.25	$1.28
Cash dividends declared per share	$0.69	$0.61	$0.53
Dividend payout ratio	51.49%	48.80%	40.77%
Return on average assets	1.13%	1.14%	1.32%
Return on average equity	11.89%	11.63%	12.72%
Return on average tangible equity	15.89%	15.75%	17.41%
Efficiency ratio (tax equivalent)	50.16%	52.12%	53.97%

Form 10-K • Page 51

Note 24. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands	2006Q1	2006Q2	2006Q3	2006Q4	2007Q1	2007Q2	2007Q3	2007Q4
Balance Sheets
Cash	$ 21,052	$ 22,606	$ 26,512	$ 24,188	$ 21,103	$ 21,349	$ 27,339	$ 17,254
Investments	187,930	189,718	178,954	180,549	178,390	200,170	219,855	221,815
Net loans	785,184	819,918	822,318	831,781	840,279	870,550	886,274	913,364
Other assets	66,207	68,341	67,656	68,351	68,849	69,128	69,111	70,817
Total assets	$1,060,373	$1,100,583	$1,095,440	$1,104,869	$1,108,621	$1,161,197	$1,202,579	$1,223,250
Deposits	$ 750,714	$ 786,961	$ 848,048	$ 805,235	$ 824,761	$ 851,090	$ 811,395	$ 781,280
Borrowed funds	194,172	196,649	130,300	179,862	162,512	188,478	267,011	316,719
Other liabilities	10,908	11,343	10,428	12,445	12,548	11,419	12,068	12,583
Shareholders’ equity	104,579	105,630	106,664	107,327	108,800	110,210	112,105	112,668
Total liabilities & equity	$1,060,373	$1,100,583	$1,095,440	$1,104,869	$1,108,621	$1,161,197	$1,202,579	$1,223,250
Income Statements
Interest income	$ 14,812	$ 15,833	$ 16,829	$ 16,730	$ 16,948	$ 17,502	$ 18,538	$ 18,733
Interest expense	7,064	8,338	9,091	9,096	9,383	9,890	10,381	10,231
Net interest income	7,748	7,495	7,738	7,634	7,565	7,612	8,157	8,502
Provision for loan losses	250	350	300	425	300	250	300	582
Net interest income after provision for loan losses	7,498	7,145	7,438	7,209	7,265	7,362	7,857	7,920
Non-interest income	2,073	2,360	3,246	2,627	2,148	2,470	2,985	2,542
Non-interest expense	5,434	5,081	6,235	5,689	5,250	5,353	6,000	5,580
Income before taxes	4,137	4,424	4,449	4,147	4,163	4,479	4,842	4,882
Income taxes	1,159	1,252	1,272	1,179	1,160	1,284	1,428	1,393
Net income	$ 2,978	$ 3,172	$ 3,177	$ 2,968	$ 3,003	$ 3,195	$ 3,414	$ 3,489
Basic earnings per share	$ 0.30	$ 0.32	$ 0.32	$ 0.31	$ 0.30	$ 0.33	$ 0.35	$ 0.36
Diluted earnings per share	$ 0.30	$ 0.32	$ 0.32	$ 0.31	$ 0.30	$ 0.33	$ 0.35	$ 0.36

Form 10-K • Page 52

Report of Independent Registered Public Accounting Firm

Berry, Dunn, McNeil & Parker

The Shareholders and Board of Directors

First National Lincoln Corporation

We have audited the accompanying consolidated balance sheets of First National Lincoln Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited First National Lincoln Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First National Lincoln Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Lincoln Corporation and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First National Lincoln Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

As disclosed in Note 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No 123(R), Share-Based Payments, on January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006.

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine

March 14, 2008

Form 10-K • Page 53

ITEM 9. Changes in and/or Disagreements with Accountants

on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2007, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which follows this report.

/s/ DANIEL R. DAIGNEAULT	/s/ F. STEPHEN WARD
Daniel R. Daigneault, President and Director	F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 14, 2008	March 14, 2008

Form 10-K • Page 54

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

ITEM 14 Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Form 10-K • Page 55

ITEM 15. Exhibits, Financial Statement Schedules

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

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(c) Specimen Amendment to Employment Continuity Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on January 31, 2006.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Messrs. McKim and Wrobel. For Mr. McKim, the amount of the death benefit is $250,000; for Mr. Wrobel, the death benefit is $150,000. Incorporated by reference to Exhibit 10.3(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Messrs. McKim and Wrobel, incorporated by reference to Exhibit 10.3(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

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

Form 10-K • Page 56

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL LINCOLN COPORATION

/s/ DANIEL R. DAIGNEAULT

Daniel R. Daigneault, President

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL R. DAIGNEAULT	/s/ F. STEPHEN WARD
Daniel R. Daigneault, President and Director	F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 14, 2008	March 14, 2008

/s/ STUART G. SMITH

Stuart G. Smith, Director and Chairman of the Board

March 14, 2008

/s/ KATHERINE M. BOYD	/s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director	Carl S. Poole, Jr., Director
March 14, 2008	March 14, 2008

/s/ ROBERT B. GREGORY	/s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director	Mark N. Rosborough, Director
March 14, 2008	March 14, 2008

/s/ TONY C. MCKIM	/s/ DAVID B. SOULE, JR.
Tony C. McKim, Director	David B. Soule, Jr. , Director
March 14, 2008	March 14, 2008

/s/ RANDY A. NELSON	/s/ BRUCE A. TINDAL
Randy A. Nelson, Director	Bruce A. Tindal, Director
March 14, 2008	March 14, 2008

Form 10-K • Page 57