Form 10-Q
period 2008-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2008-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number 0-26589

THE FIRST BANCORP, INC.

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 9, 2008

Common Stock: 9,711,088 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	8

Note 5 – Postretirement Benefit Plans	9

Note 6 – Goodwill and Other Intangible Assets	10

Note 7 – Mortgage Servicing Rights	10

Note 8 – Derivative Financial Instruments	11

Note 9 – Income Taxes	11

Note10 – Reclassifications	.11

Note 11 – Fair Value Disclosures	11

Note12 – Impact of Recently Issued Accounting Standards	11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Critical Accounting Policies	14

Executive Summary	14

Net Interest Income	15

Provision for Loan Losses	16

Non-Interest Income	16

Non-Interest Expense	16

Income Taxes	16

Investments	17

Loans	17

Allowance for Loan Losses	17

Non-Performing Assets	18

Goodwill	18

Deposits	18

Borrowed Funds	18

Shareholders’ Equity	19

Average Daily Balance Sheets	20

Off-Balance Sheet Financial Instruments	21

Sale of Loans	21

Contractual Obligations	21

Liquidity Management	21

Forward-Looking Statements	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Market-Risk Management	22

Asset/Liability Management	22

Interest Rate Risk Management	23

Item 4: Controls and Procedures	24

Part II – Other Information	25

Item 1 – Legal Proceedings	25

Item 1a – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Default Upon Senior Securities	26

Item 4 – Submission of Matters to a Vote of Security Holders	26

Item 5 – Other Information	26

Item 6 – Exhibits	27

Signatures	28

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the three months ended		For the quarters ended
Dollars in thousands,	March 31		March 31
except for per share amounts	2008	2007	2008	2007

Summary of Operations
Interest Income	$ 18,330	$ 16,948	$ 18,330	$ 16,948
Interest Expense	9,513	9,383	9,513	9,383
Net Interest Income	8,817	7,565	8,817	7,565
Provision for Loan Losses	500	300	500	300
Non-Interest Income	2,176	2,148	2,176	2,148
Non-Interest Expense	5,449	5,250	5,449	5,250
Net Income	3,591	3,003	3,591	3,003
Per Common Share Data
Basic Earnings per Share	$0.37	$0.31	$0.37	$0.31
Diluted Earnings per Share	0.37	0.31	0.37	0.31
Cash Dividends Declared	0.185	0.165	0.185	0.165
Book Value	11.70	11.12	11.70	11.12
Tangible Book Value	8.85	8.29	8.85	8.29
Market Value	15.15	15.92	15.15	15.92
Financial Ratios
Return on Average Equity (1)	13.08%	11.25%	13.08%	11.25%
Return on Average Tangible Equity (1)	17.47%	15.12%	17.47%	15.12%
Return on Average Assets (1)	1.18%	1.10%	1.18%	1.10%
Average Equity to Average Assets	9.00%	9.77%	9.00%	9.77%
Average Tangible Equity to Average Assets	6.73%	7.27%	6.73%	7.27%
Net Interest Margin Tax-Equivalent (1)	3.24%	3.16%	3.24%	3.16%
Dividend Payout Ratio	50.00%	53.23%	50.00%	53.23%
Allowance for Loan Losses/Total Loans	0.77%	0.77%	0.77%	0.77%
Non-Performing Loans to Total Loans	0.36%	0.26%	0.36%	0.26%
Non-Performing Assets to Total Assets	0.27%	0.20%	0.27%	0.20%
Efficiency Ratio (2)	46.97%	51.16%	46.97%	51.16%
At Period End
Total Assets	$1,248,208	$1,108,621	$1,248,208	$1,108,621
Total Loans	933,814	846,190	933,814	846,190
Total Investment Securities	232,878	178,390	232,878	178,390
Total Deposits	826,477	824,761	826,477	824,761
Total Shareholders’ Equity	113,611	108,800	113,611	108,800

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2008 and 2007 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

May 9, 2008

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

	March 31,	December 31,	March 31,
In thousands of dollars	2008	2007	2007
Assets
Cash and due from banks	$ 15,837	$ 17,254	$ 21,103
Overnight funds sold	-	-	-
Securities available for sale	40,578	40,461	43,924
Securities to be held to maturity (fair value $193,416 at March 31, 2008, $181,132 at December 31, 2007 and $133,474 at March 31, 2007)	192,300	181,354	134,466
Loans held for sale (fair value approximates cost)	2,281	1,817	584
Loans	933,814	920,164	846,190
Less: allowance for loan losses	7,208	6,800	6,495
Net loans	926,606	913,364	839,695
Accrued interest receivable	7,273	6,585	7,202
Premises and equipment	16,250	16,481	15,670
Other real estate owned	1,558	827	1,144
Goodwill	27,684	27,684	27,684
Other assets	17,841	17,423	17,149
Total Assets	$1,248,208	$1,223,250	$1,108,621
Liabilities
Demand deposits	$ 57,008	$ 60,637	$ 53,128
NOW deposits	96,226	101,680	96,685
Money market deposits	127,360	124,033	140,465
Savings deposits	86,247	86,611	93,472
Certificates of deposit	329,833	301,364	182,890
Certificates $100,000 and over	129,803	106,955	258,121
Total deposits	826,477	781,280	824,761
Borrowed funds	295,253	316,719	162,512
Other liabilities	12,867	12,583	12,548
Total Liabilities	1,134,597	1,110,582	999,821
Shareholders’ Equity
Common stock	97	97	98
Additional paid-in capital	44,309	44,762	45,693
Retained earnings	69,234	67,647	62,685
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale	240	436	672
Net unrealized loss on postretirement benefit costs	(269)	(274)	(348)
Total Shareholders’ Equity	113,611	112,668	108,800
Total Liabilities & Shareholders’ Equity	$1,248,208	$1,223,250	$1,108,621

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,706,784	9,732,493	9,783,515
Book value per share	$11.70	$11.58	$11.12

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31,
In thousands of dollars	2008	2007
Interest income
Interest and fees on loans	$15,292	$14,462
Interest on deposits with other banks	-	-
Interest and dividends on investments	3,038	2,486
Total interest income	18,330	16,948
Interest expense
Interest on deposits	6,439	7,229
Interest on borrowed funds	3,074	2,154
Total interest expense	9,513	9,383
Net interest income	8,817	7,565
Provision for loan losses	500	300
Net interest income after provision for loan losses	8,317	7,265
Non-interest income
Investment management and fiduciary income	390	503
Service charges on deposit accounts	682	659
Net securities gains	-	-
Mortgage origination and servicing income	94	100
Other operating income	1,010	886
Total non-interest income	2,176	2,148
Non-interest expense
Salaries and employee benefits	2,925	2,712
Occupancy expense	411	379
Furniture and equipment expense	490	474
Amortization of identified intangibles	71	71
Other operating expense	1,552	1,614
Total non-interest expense	5,449	5,250
Income before income taxes	5,044	4,163
Applicable income taxes	1,453	1,160
NET INCOME	$ 3,591	$ 3,003
Earnings per common share
Basic earnings per share	$0.37	$0.31
Diluted earnings per share	$0.37	$0.31
Cash dividends declared per share	$0.185	$0.165
Weighted average number of shares outstanding	9,718,846	9,780,352
Incremental shares	18,260	40,945

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 31, 2006	9,770,792	$98	$45,587	$61,298	$344	$107,327
Net income	-	-	-	3,003	-	3,003
Net unrealized loss on securities available for sale, net of tax benefit of $13	-	-	-	-	(24)	(24)
Unrecognized transition obligation for postretirement benefits, net of taxes of $3	-	-	-	-	4	4
Comprehensive income	-	-	-	3,003	(20)	2,983
Cash dividends declared	-	-	-	(1,616)	-	(1,616)
Equity compensation expense	-	-	15	-	-	15
Payment to repurchase common stock	(6,668)	-	(111)	-	-	(111)
Proceeds from sale of common stock	19,391	-	202	-	-	202
Balance at March 31, 2007	9,783,515	$98	$45,693	$62,685	$324	$108,800

Balance at December 31, 2007 as previously stated	9,732,493	$97	$44,762	$67,647	$162	$112,668
Cumulative effect of accounting change for split-dollar life insurance	-	-	-	(215)	-	(215)
Balance at January 1, 2008 after accounting change	9,732,493	$97	$44,762	$67,432	$162	$112,453
Net income	-	-	-	3,591	-	3,591
Net unrealized loss on securities available for sale, net of tax benefit of $100	-	-	-	-	(196)	(196)
Unrecognized transition obligation for postretirement benefits, net of taxes of $42	-	-	-	-	5	5
Comprehensive income	-	-	-	3,591	(191)	3,400
Cash dividends declared	-	-	-	(1,796)	-	(1,796)
Equity compensation expense	-	-	9	-	-	9
Payment to repurchase common stock	(47,430)	-	(694)	-	-	(694)
Proceeds from sale of common stock	21,721	-	232	-	-	232
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	7	-	7
Balance at March 31, 2008	9,706,784	$97	$44,309	$69,234	$ (29)	$113,611

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

For three months ended March 31,
In thousands of dollars	2008	2007
Cash flows from operating activities
Net income	$ 3,591	$ 3,003
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	314	307
Provision for loan losses	500	300
Loans originated for resale	(5,429)	(5,663)
Proceeds from sales and transfers of loans	4,965	5,539
Net loss on sale or call of securities held-to-maturity	2	-
Equity compensation expense	9	15
Net decrease in other assets and accrued interest	(1,177)	(1,194)
Net increase in other liabilities	144	68
Net accretion of discounts on investments	(1,040)	(355)
Net acquisition amortization	59	57
Provision for losses on other real estate owned	-	17
Net cash provided by operating activities	1,938	2,094
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	1,075	1,226
Proceeds from maturities, payments and calls of securities to be held to maturity	34,593	51,777
Proceeds from sales of other real estate owned	-	518
Purchases of securities available for sale	(1,463)	(343)
Purchases of securities to be held to maturity	(44,531)	(50,183)
Net increase in loans	(14,473)	(8,768)
Capital expenditures	(83)	(132)
Net cash used in investing activities	(24,882)	(5,905)
Cash flows from financing activities
Net decrease in demand deposits, savings, money market and club accounts	(6,120)	(13,313)
Net increase in certificates of deposit	51,323	32,868
Advances on long-term borrowings	30,000	10,000
Repayment on long-term borrowings	-	(5,000)
Net decrease in short-term borrowings	(51,460)	(22,356)
Payments to repurchase common stock	(694)	(111)
Proceeds from sale of common stock	232	202
Dividends paid	(1,754)	(1,564)
Net cash provided by financing activities	21,527	726
Net decrease in cash and cash equivalents	(1,417)	(3,085)
Cash and cash equivalents at beginning of period	17,254	24,188
Cash and cash equivalents at end of period	$ 15,837	$ 21,103
Interest paid	$ 9,282	$ 9,001
Income taxes paid	$ 83	$ 273
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$ (196)	$ (24)
Net transfer from loans to other real estate owned	-	$ 535

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed from First National Lincoln Corporation to The First Bancorp, Inc. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2008 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 2 – Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company’s shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry.

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

This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million. As of March 31, 2008, the Company had repurchased 134,141 shares under the current repurchase plan at an average price of $14.96 per share and at a total cost of $2.0 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $9,000 in compensation cost is included in the Company’s financial statements for the current quarter. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.5 years is $102,000, which is for 21,000 options granted in 2005.

The weighted average fair market value per share was $2.77 for options granted in 2002 and $4.41 for options granted in 2005. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of 10 years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	21,000	$4.41
Granted in 2008	-	-
Vested in 2008	-	-
Forfeited in 2008	-	-
Non-vested at March 31, 2008	21,000	$4.41

During 2008, 10,500 options were exercised, with proceeds paid to the Company of $68,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $85,000. A summary of the status of the Company’s Stock Option Plan as of March 31, 2008 and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	89,500	$12.28
Granted in 2008	-	-
Vested in 2008	-	-
Exercised in 2008	(10,500)	6.49
Forfeited in 2008	-	-
Outstanding at March 31, 2008	79,000	$13.05	4.8	$344
Exercisable at March 31, 2008	58,000	$11.26	4.0	$344

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2008 and 2007:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2008
Net income as reported	$3,591
Basic EPS: Income available to common shareholders	$3,591	9,718,846	$0.37
Effect of dilutive securities: incentive stock options		18,260
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,591	9,737,106	$0.37
For the three months ended March 31, 2007
Net income as reported	$3,003
Basic EPS: Income available to common shareholders	$3,003	9,780,352	$0.31
Effect of dilutive securities: incentive stock options		40,945
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,003	9,821,297	$0.31

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

	At March 31,
In thousands of dollars	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,949	$ 2,005
Service cost	4	3
Interest cost	34	31
Benefits paid	(48)	(38)
Benefit obligation at end of period	1,939	2,001
Funded status
Benefit obligation at end of period	(1,939)	(2,001)
Unamortized prior service cost	-	-
Unamortized net actuarial loss	-	-
Unrecognized transition obligation	-	-
Accrued benefit cost	$(1,939)	$(2,001)

The following table sets forth the net periodic pension cost:

	For three months ended March 31,
In thousands of dollars	2008	2007
Components of net periodic benefit cost
Service cost	$ 4	$ 3
Interest cost	34	31
Amortization of unrecognized transition obligation	7	7
Amortization of prior service credit	(1)	(1)
Amortization of accumulated losses	1	1
Net periodic benefit cost	$45	$41

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At March 31,
In thousands of dollars	2008	2007
Unamortized prior service credit	$ 5	$ 7
Unamortized net actuarial loss	(275)	(370)
Unrecognized transition obligation	(143)	(172)
	(413)	(535)
Deferred tax benefit at 35%	144	187
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (269)	$ (348)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2008 are $37,000 and the expected benefit payments for all of 2008 are $141,000. There is no expected contribution for 2008. Plan expense for 2008 is estimated to be $180,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2007, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Mortgage Servicing Rights

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2008, the prepayment assumption using the PSA model was 303, which translates into an anticipated prepayment rate of 18.18%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the three months ended March 31, 2008 and 2007, servicing rights capitalized totaled $76,000 and $178,000, respectively. Servicing rights amortized for the three month periods ended March 31, 2008 and 2007, were $117,000 and $111,000, respectively. At March 31, 2008 and 2007, the Bank serviced loans for others totaling $170.0 million and $163.7 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At March 31
In thousands of dollars	2008	2007
Mortgage servicing rights	$ 3,828	$ 3,494
Accumulated amortization	(3,027)	(2,550)
Impairment reserve	(60)	(9)
	$ 741	$ 935

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap, $44,000 at March 31, 2008, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the period ended March 31, 2008.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2005 through 2007.

Note 10 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

Note 11 – Fair Value Disclosures

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale and derivative financial instruments are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.

Under Statement of Financial Accounting 157, Fair Value Measurements, the Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

Level 1 – Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

The most significant instruments that The First Bancorp fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities.

Derivative Financial Instruments. Substantially all derivative financial instruments held by the Company are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value based upon pricing for similar derivative instruments if they were purchased today. The Company classifies derivative financial instruments held or issued for risk management as recurring Level 2.

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008.

At March 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 40,578	$ -	$ 40,578
Derivative financial instruments	-	44	-	44
Total Assets	$ -	$ 40,622	$ -	$ 40,622

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Other Real Estate Owned. Real estate acquired through foreclosure is recorded at the lower of carrying value or market valued. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as nonrecurring Level 2.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of March 31, 2008.

	At March 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 741	$ -	$ 741
Loans held for sale	-	2,281	-	2,281
Other real estate owned	-	1,550	-	1,550
Impaired loans	-	2,397	-	2,397
Total Assets	$ -	$ 6,969	$ -	$ 6,969

Note 12 – Impact of Recently Issued Accounting Standards

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company did not take the fair value option under SFAS No. 159 for any financial assets or financial liabilities.

Effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force (EITF) 06-10: Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF states that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The Company recognized the effect of applying EITF 06-10 as a change in accounting principles through a cumulative-effect adjustment to retained earnings. The cumulative effect of the change on retained earnings on the consolidated balance sheet was $215,000 to retained earnings.

In December 2007, FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No.160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2009. The Company does not expect it will have a material effect on its financial condition or results of operations.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 but does not expect it will have a material effect on its financial condition or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The First Bancorp, Inc. and Subsidiary

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

Executive Summary

Net income for the three months ended March 31, 2008 was $3,591,000, an increase of $588,000 or 19.6% over net income of $3,003,000 for the comparable period of 2007. The rapid lowering of rates by the Federal Open Market Committee has been very positive for the Company, resulting in funding costs dropping faster than our yield on assets and improving our net interest margin. This, in turn, led to increased net interest income. The net interest margin on a tax-equivalent basis increased to 3.24% for the first three months of 2008 from 3.16% for the same period in 2007. In addition to improved margins, we also had strong growth in earning assets during the first quarter. Fully diluted earnings per share for the three months ended March 31, 2008 were $0.37, a 19.4% increase from the $0.31 reported for the first three months of 2007.

Asset quality remains very good as seen in past-due commercial loans, which are at their lowest level in more than three years. Although the ratio of non-performing assets to total assets increased slightly to 0.27% for the three months ended March 31, 2008 from 0.20% reported for the first three months of 2007, net chargeoffs for the current quarter of $92,000 were significantly lower than the net chargeoffs of $169,000 for the same period last year.

Net Interest Income

Total interest income of $18.3 million for the three months ended March 31, 2008 is an 8.2% increase from total interest income of $16.9 million for the comparable period of 2007. Total interest expense of $9.5 million for the first three months of 2008 is a 1.4% increase from total interest expense of $9.4 million for the first three months of 2007. Net interest income increased 16.5% to $8.8 million for the three months ended March 31, 2008, from the $7.6 million reported for the same period in 2007.

The Company’s net interest margin on a tax-equivalent basis increased from 3.16% in the first three months of 2007 to 3.24% for the three months ended March 31, 2008.

Tax-exempt interest income amounted to $1,055,000 and $947,000 for the three months ended March 31, 2008 and 2007, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2008 and 2007:

	For the three months ended March 31
	2008	2007
Net interest income as presented	$ 8,817	$ 7,565
Effect of tax-exempt income	568	510
Net interest income, tax equivalent	$ 9,385	$ 8,075

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2008 and 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Three months ended March 31,	2008		2007
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 3,402	5.92%	$ 2,855	5.98%
Loans held for sale	38	6.96%	4	7.95%
Loans	15,458	6.67%	14,599	7.03%
Total interest-earning assets	18,898	6.52%	17,458	6.84%
Interest-bearing liabilities
Deposits	6,439	3.54%	7,229	3.91%
Other borrowings	3,074	3.90%	2,154	4.81%
Total interest-bearing liabilities	9,513	3.65%	9,383	4.08%
Net interest income	$ 9,385		$ 8,075
Interest rate spread		2.88%		2.75%
Net interest margin		3.24%		3.16%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 compared to 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Three months ended March 31, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 546	$ 1	$ -	$ 547
Loans held for sale	21	1	14	36
Loans	1,511	(593)	(61)	857
Total interest income	2,078	(591)	(47)	1,440
Interest expense
Deposits	(190)	(616)	16	(790)
Other borrowings[2]	1,592	(386)	(286)	920
Total interest expense	1,402	(1,002)	(270)	130
Change in net interest income	$ 676	$ 411	$ 223	$1,310

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $500,000 provision to the allowance for loan losses was made during the first three months of 2008, compared to a $300,000 provision made for the same period of 2007 and a $582,000 provision made in the previous quarter. The increase in the first quarter of 2008 compared to the same period in 2007 is reflective of weakened economic conditions in 2008 compared to 2007.

Non-Interest Income

Non-interest income was $2,176,000 for the three months ended March 31, 2008, an increase of 1.3% from the $2,148,00 reported for the first three months of 2007. This slight rise in non-interest income was primarily due to increases in other operating income.

Non-Interest Expense

Non-interest expense of $5,449,000 for the three months ended March 31, 2008, is an increase of 3.8% compared to non-interest expense of $5,250,000 for the same period in 2007. This increase was attributable to higher employee costs. Expense control continues to be a major factor in our performance.

Income Taxes

Income taxes on operating earnings were $1,453,000 for the three months ended March 31, 2008, up from $1,160,000 in the same period a year ago. This is in line with the increase in the Company’s level of income before taxes.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2007.

Investments

The Company’s investment portfolio increased by $11.1 million or 5.0% to $232.9 million between December 31, 2007, and March 31, 2008. At March 31, 2008, the Company’s available for sale portfolio had an unrealized gain, net of taxes, of $0.2 million. Between March 31, 2008, and March 31, 2007, the Company’s investment portfolio increased by $54.5 million or 30.5%.

Loans

During the first three months of 2008, loans grew by $13.7 million or 1.5%. The growth in commercial loans was $15.4 million or 4.2% while municipal loans increased by $0.3 million or 0.8%. The residential mortgage portfolio increased by $2.3 million or 0.6% and home equity lines of credit decreased $3.8 million or 5.2% year-to-date. Between March 31, 2007 and March 31, 2008 the loan portfolio increased $87.6 million or 10.4%, as a result of customer demand.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2008, impaired loans with specific reserves totaled $2.2 million (all of these loans were on non-accrual status) and the amount of such reserves were $1.0 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of March 31, 2008. As of that date, the balance of $7,208,000 was 0.77% of total loans, compared to 0.74% at December 31, 2007 and 0.77% at March 31, 2007. Loans considered to be impaired according to SFAS 114/118 totaled $3.4 million at March 31, 2008 compared to $2.9 million at December 31, 2007. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2008, was $1.0 million compared to $0.6 million at December 31, 2007.

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

Non-Performing Assets

At March 31, 2008, loans on non-accrual status totaled $3.4 million, which compares to non-accrual loans of $2.9 million as of December 31, 2007. In addition to loans on non-accrual status at March 31, 2008, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $2.4 million which compares to $2.3 million as of December 31, 2007. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured.

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2007, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Deposits

During the first three months of 2008, total deposits increased by $45.2 million or 5.8% over December 31, 2007. Low-cost deposits (demand, NOW, and savings accounts) decreased by $9.4 million or 3.8% in the first three months of 2008, and during the same period, certificates of deposit increased $51.3 million or 12.6%. Between March 31, 2007, and March 31, 2008, deposits increased by 0.2%, or $1.7 million. Certificates of deposit increased by $18.6 million, while low-cost deposits decreased by $3.8 million and money market accounts decreased $13.1 million or 9.3%. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a change in funding from borrowed funds to certificates of deposit. The decline in low-cost deposits in the first quarter of 2008 is typical of the seasonality we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2008, borrowed funds decreased $21.5 million or 6.8% from December 31, 2007, as a result of the deposit growth previously noted. Between March 31, 2007 and March 31, 2008, borrowed funds increased by $132.7 million or 81.7%. This year-over-year increase was due to a change in funding from certificates of deposit to borrowed funds as a result of more favorable rates available from the Federal Home Loan Bank.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2008 was $113.6 million, compared to $112.7 million as of December 31, 2007. The Company’s earnings in the first three months of 2008, net of dividends paid, added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.2 million from December 31, 2007.

In 2008, a cash dividend of 18.5 cents per share was declared in the first quarter compared to 16.5 cents in the first quarter of 2007. The dividend payout ratio was 50.00% in the first quarter of 2008 compared to 53.23% in the first quarter of 2007. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2008 is this year’s net income plus retained earnings of $9.9 million from 2007 and 2006.

Regulatory leverage capital ratios for the Company were 7.18% and 7.22% at March 31, 2008 and December 31, 2007, respectively. The Company had a tier one risk-based capital ratio of 10.18% and tier two risk-based capital ratio of 11.07% at March 31, 2008, compared to 10.21% and 11.07%, respectively, at December 31, 2007. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company’s shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry.

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

This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million. As of March 31, 2008, the Company had repurchased 134,141 shares under the current repurchase plan at an average price of $14.96 per share and at a total cost of $2.0 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three month period ended March 31, 2008 and 2007.

	For the Three months
	ended March 31,
In thousands of dollars	2008	2007
Assets
Cash and due from banks	$ 13,857	$ 20,001
Interest-bearing deposits	-	-
Investments
U.S. Treasury & government agency securities	126,363	92,576
Obligations of states and political subdivisions	64,045	58,535
Other securities	40,074	42,366
Total investments	230,482	193,477
Loans held for sale	2,200	202
Loans
Commercial	379,614	337,433
Consumer	65,594	54,930
State and municipal	36,693	23,667
Real estate	447,209	425,934
Total loans	929,110	841,964
Allowance for loan losses	(6,920)	(6,382)
Net loans	922,190	835,582
Premises and equipment	16,306	15,795
Goodwill	27,684	27,684
Other assets	11,559	14,523
Total assets	$1,224,278	$1,107,264
Liabilities and shareholders’ equity
Deposits
Demand	$ 57,056	$ 56,974
NOW	96,820	96,220
Money market	130,388	141,189
Savings	85,426	95,313
Certificates of deposit	299,759	186,595
Certificates of deposit over $100,000	117,968	230,751
Total deposits	787,417	807,042
Borrowed funds	315,957	181,678
Other liabilities	10,777	10,328
Total liabilities	1,114,151	999,048
Common stock	98	98
Additional paid-in capital	45,644	45,637
Retained earnings	64,214	61,785
Unrealized gains on securities available for sale	445	696
Unrealized loss on postretirement benefit costs	(274)	-
Total shareholders’ equity	110,127	108,216
Total liabilities and shareholders’ equity	$1,224,278	$1,107,264

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2008:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 295,253	160,063	65,000	20,000	50,190
Operating leases	295	112	132	51	-
Certificates of deposit	459,636	417,659	38,772	3,205	-
Total	$ 755,184	577,834	103,904	23,256	50,190
Total loan commitments and unused lines of credit	$ 135,382	135,382	-	-	-

Liquidity Management

As of March 31, 2008 the Bank had primary sources of liquidity of $120.7 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Although The First Bancorp, Inc. believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the facts that affect the Company’s business.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market-Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The First Bancorp, Inc.’s market risk is composed primarily of interest rate risk. The Bank’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap, March 31, 2008, was -7.21% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of March 31, 2008 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 62,145	$ 16,464	$ 57,029	$ 96,691
Loans held for sale	2,281	-	-	-
Loans	347,651	187,558	359,036	39,569
Other interest-earning assets	8,870	-	-	-
Non-rate-sensitive assets	-	-	-	42,657
Total assets	420,947	204,022	416,065	178,917
Interest-bearing deposits	366,086	179,429	41,840	182,114
Borrowed funds	118,043	42,009	85,048	50,153
Non-rate-sensitive liabilities and equity	1,750	5,550	37,200	110,729
Total liabilities and equity	485,879	226,988	164,088	342,996
Period gap	$ (64,932)	$ (22,966)	$251,977	$(164,079)
Percent of total assets	-5.32%	-1.88%	20.65%	-13.45%
Cumulative gap (current)	(64,932)	(87,898)	164,079	-
Percent of total assets	-5.32%	-7.21%	13.45%	0.00%

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

The Bank’s most recent simulation model projects net interest income would increase by approximately 2.45% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by two percentage points over the next year, and decrease by approximately 4.60% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 8.76% in a falling-rate scenario, and lower than that earned in a stable rate environment by 7.07% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2008 is presented in the following table:

Changes in Net Interest Income	2008

Year 1

Projected change if rates decrease by 2.0%	+2.45%
Projected change if rates increase by 2.0%	-4.60%

Year 2

Projected change if rates decrease by 2.0%	+8.76%
Projected change if rates increase by 2.0%	-7.07%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of March 31, 2008. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2008, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2008, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates may decline in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2008	564	$14.54	$ 8,000
February 2008	393	14.64	6,000
March 2008	992	14.69	15,000
Total	1,949	$14.64	$29,000

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company’s shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million. As of March 31, 2008, the Company had repurchased 134,141 shares under the current repurchase plan at an average price of $14.96 per share and at a total cost of $2.0 million. The following table details repurchases under the current program during the three months ended March 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2008	6,976	$14.59	6,976	206,314
February 2008	39,698	14.64	39,698	166,616
March 2008	756	14.69	756	165,860
Total	47,430	$14.63	47,430	165,860

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

Exhibit 3.11 Amendment to the Registrants Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on May 1, 2008.

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

THE FIRST BANCORP, INC.

/s/ Daniel R. Daigneault

Daniel R. Daigneault

President & Chief Executive Officer

Date: May 9, 2008

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: May 9, 2008