Form 10-Q
period 2008-06-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2008-08-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2008

Common Stock: 9,680,462 shares

Table of Contents

Part I. Financial Information	1

Selected Financial Data (Unaudited)	1

Item 1 – Financial Statements	2

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements	7

Note 1 – Basis of Presentation	7

Note 2 – Common Stock	7

Note 3 – Stock Options	7

Note 4 – Earnings Per Share	8

Note 5 – Postretirement Benefit Plans	9

Note 6 – Goodwill and Other Intangible Assets	10

Note 7 – Mortgage Servicing Rights	10

Note 8 – Derivative Financial Instruments	11

Note 9 – Income Taxes	11

Note10 – Reclassifications	.11

Note 11 – Fair Value Disclosures	11

Note12 – Impact of Recently Issued Accounting Standards	13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Critical Accounting Policies	15

Executive Summary	15

Net Interest Income	16

Provision for Loan Losses	18

Non-Interest Income	19

Non-Interest Expense	19

Income Taxes	19

Investments	19

Loans	19

Allowance for Loan Losses	19

Non-Performing Assets	21

Goodwill	21

Deposits	21

Borrowed Funds	21

Shareholders’ Equity	21

Average Daily Balance Sheets	23

Off-Balance Sheet Financial Instruments	24

Sale of Loans	24

Contractual Obligations	24

Liquidity Management	24

Forward-Looking Statements	24

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	25

Market-Risk Management	25

Asset/Liability Management	25

Interest Rate Risk Management	26

Item 4: Controls and Procedures	27

Part II – Other Information	28

Item 1 – Legal Proceedings	28

Item 1a – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Default Upon Senior Securities	29

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 – Exhibits	31

Signatures	32

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2008	2007	2008	2007

Summary of Operations
Interest Income	$ 35,844	$ 34,450	$ 17,514	$ 17,502
Interest Expense	18,085	19,273	8,572	9,890
Net Interest Income	17,759	15,177	8,942	7,612
Provision for Loan Losses	1,439	550	939	250
Non-Interest Income	4,694	4,617	2,518	2,470
Non-Interest Expense	10,874	10,603	5,425	5,352
Net Income	7,194	6,198	3,603	3,196
Per Common Share Data
Basic Earnings per Share	$ 0.74	$ 0.63	$ 0.37	$ 0.33
Diluted Earnings per Share	0.74	0.63	0.37	0.33
Cash Dividends Declared	0.375	0.335	0.190	0.170
Book Value	11.84	11.24	11.84	11.24
Tangible Book Value	8.99	8.42	8.99	8.42
Market Value	13.65	17.00	13.65	17.00
Financial Ratios
Return on Average Equity [1]	12.68%	11.49%	12.63%	11.72%
Return on Average Tangible Equity [1]	16.76%	15.41%	16.66%	15.70%
Return on Average Assets [1]	1.16%	1.12%	1.15%	1.13%
Average Equity to Average Assets	9.17%	9.72%	9.13%	9.67%
Average Tangible Equity to Average Assets	6.94%	7.25%	6.92%	7.22%
Net Interest Margin Tax-Equivalent [1]	3.23%	3.12%	3.21%	3.07%
Dividend Payout Ratio	50.68%	53.17%	51.35%	51.52%
Allowance for Loan Losses/Total Loans	0.82%	0.77%	0.82%	0.77%
Non-Performing Loans to Total Loans	0.40%	0.24%	0.40%	0.24%
Non-Performing Assets to Total Assets	0.29%	0.18%	0.29%	0.18%
Efficiency Ratio [2]	45.97%	50.79%	45.02%	50.41%
At Period End
Total Assets	$1,285,373	$1,161,274	$1,285,373	$1,161,274
Total Loans	951,814	877,220	951,814	877,220
Total Investment Securities	246,378	200,170	246,378	200,170
Total Deposits	842,120	851,089	842,120	851,089
Total Shareholders’ Equity	114,758	110,213	114,758	110,213

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2008 and 2007 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

August 7, 2008

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

	June 30,	December 31,	June 30,
In thousands of dollars	2008	2007	2007
Assets
Cash and due from banks	$ 19,997	$ 17,254	$ 21,349
Overnight funds sold	-	-	-
Securities available for sale	36,850	40,461	43,009
Securities to be held to maturity (fair value $206,475 at June 30, 2008, $181,132 at December 31, 2007 and $152,876 at June 30, 2007)	209,528	181,354	157,161
Loans held for sale (fair value approximates cost)	2,253	1,817	44
Loans	951,814	920,164	877,220
Less: allowance for loan losses	7,800	6,800	6,714
Net loans	944,014	913,364	870,506
Accrued interest receivable	7,886	6,585	7,876
Premises and equipment	16,046	16,481	15,615
Other real estate owned	1,558	827	625
Goodwill	27,684	27,684	27,684
Other assets	19,557	17,423	17,405
Total Assets	$1,285,373	$1,223,250	$1,161,274
Liabilities
Demand deposits	$ 62,755	$ 60,637	$ 63,063
NOW deposits	108,543	101,680	101,908
Money market deposits	114,096	124,033	121,352
Savings deposits	87,023	86,611	89,798
Certificates of deposit	339,620	301,364	364,611
Certificates $100,000 and over	130,083	106,955	110,357
Total deposits	842,120	781,280	851,089
Borrowed funds	317,055	316,719	188,478
Other liabilities	11,440	12,583	11,494
Total Liabilities	1,170,615	1,110,582	1,051,061
Shareholders' Equity
Common stock	97	97	98
Additional paid-in capital	44,030	44,762	45,817
Retained earnings	70,996	67,647	64,213
Accumulated other comprehensive (loss) income
Net unrealized gain (loss) on securities available-for-sale	(100)	436	428
Net unrealized loss on postretirement benefit costs	(265)	(274)	(343)
Total Shareholders' Equity	114,758	112,668	110,213
Total Liabilities & Shareholders' Equity	$1,285,373	$1,223,250	$1,161,274

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,690,182	9,732,493	9,802,892
Book value per share	$11.84	$11.58	$11.24

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the six months ended		For the quarters ended
	June 30,		June 30,
In thousands of dollars	2008	2007	2008	2007
Interest income
Interest and fees on loans	$29,649	$29,405	$14,357	$14,943
Interest on deposits with other banks	-	-	-	-
Interest and dividends on investments	6,195	5,045	3,157	2,559
Total interest income	35,844	34,450	17,514	17,502
Interest expense
Interest on deposits	12,349	14,868	5,910	7,640
Interest on borrowed funds	5,736	4,405	2,662	2,250
Total interest expense	18,085	19,273	8,572	9,890
Net interest income	17,759	15,177	8,942	7,612
Provision for loan losses	1,439	550	939	250
Net interest income after provision for loan losses	16,320	14,627	8,003	7,362
Non-interest income
Investment management and fiduciary income	780	955	390	453
Service charges on deposit accounts	1,488	1,400	805	741
Net securities gains	28	-	-	-
Mortgage origination and servicing income	216	214	123	114
Other operating income	2,182	2,048	1,200	1,162
Total non-interest income	4,694	4,617	2,518	2,470
Non-interest expense
Salaries and employee benefits	5,680	5,335	2,755	2,622
Occupancy expense	774	748	363	370
Furniture and equipment expense	942	969	452	495
Amortization of identified intangibles	142	142	71	71
Other operating expense	3,336	3,409	1,784	1,794
Total non-interest expense	10,874	10,603	5,425	5,352
Income before income taxes	10,140	8,641	5,096	4,480
Applicable income taxes	2,946	2,443	1,493	1,284
NET INCOME	$ 7,194	$ 6,198	$ 3,603	$ 3,196

Earnings per common share:
Basic earnings per share	$ 0.74	$ 0.63	$ 0.37	$ 0.33
Diluted earnings per share	$ 0.74	$ 0.63	$ 0.37	$ 0.33
Cash dividends declared per share	$ 0.375	$ 0.335	$ 0.190	$ 0.170
Weighted average number of shares outstanding	9,711,869	9,784,992	9,707,568	9,788,528
Incremental Shares	19,377	27,638	20,298	27,476

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2006	9,770,792	$98	$45,587	$61,298	$344	$107,327
Net income	-	-	-	6,198	-	6,198
Net unrealized loss on securities available for sale, net of tax benefit of $144	-	-	-	-	(268)	(268)
Unrecognized transition obligation for postretirement benefits, net of taxes of $6	-	-	-	-	9	9
Comprehensive income	-	-	-	6,198	(259)	5,939
Cash dividends declared	-	-	-	(3,283)	-	(3,283)
Equity compensation expense	-	-	35	-	-	35
Payment to repurchase common stock	(19,297)	-	(313)	-	-	(313)
Proceeds from sale of common stock	51,397	-	508	-	-	508
Balance at June 30, 2007	9,802,892	$98	$45,817	$64,213	$ 85	$110,213

Balance at December 31, 2007 as previously stated	9,732,493	$97	$44,762	$67,647	$162	$112,668
Cumulative effect of accounting change for split-dollar life insurance	-	-	-	(215)	-	(215)
Balance at January 1, 2008 after accounting change	9,732,493	$97	$44,762	$67,432	$162	$112,453
Net income	-	-	-	7,194	-	7,194
Net unrealized loss on securities available for sale, net of tax benefit of $288	-	-	-	-	(536)	(536)
Unrecognized transition obligation for postretirement benefits, net of taxes of $5	-	-	-	-	9	9
Comprehensive income	-	-	-	7,194	(527)	6,667
Cash dividends declared	-	-	-	(3,638)	-	(3,638)
Equity compensation expense	-	-	19	-	-	19
Payment to repurchase common stock	(73,095)	-	(1,134)	-	-	(1,134)
Proceeds from sale of common stock	30,784	-	383	-	-	383
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	8	-	8
Balance at June 30, 2008	9,690,182	$97	$44,030	$70,996	$ (365)	$114,758

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

For six months ended June 30,
In thousands of dollars	2008	2007
Cash flows from operating activities
Net income	$ 7,194	$ 6,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	623	615
Provision for loan losses	1,439	550
Loans originated for resale	(12,328)	(11,075)
Proceeds from sales and transfers of loans	11,892	11,491
Net gain on sale of securities	(28)	-
Net loss on sale of other real estate owned	-	20
Equity compensation expense	19	35
Net decrease in other assets and accrued interest	(3,528)	(2,206)
Net decrease in other liabilities	(1,191)	(901)
Net accretion of discounts on investments	(2,126)	(942)
Net acquisition amortization	120	133
Provision for losses on other real estate owned	-	75
Net cash provided by operating activities	2,086	3,993
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	4,330	2,474
Proceeds from maturities, payments and calls of securities to be held to maturity	68,512	74,699
Proceeds from sales of other real estate owned	-	959
Purchases of securities available for sale	(1,463)	(1,019)
Purchases of securities to be held to maturity	(94,612)	(95,245)
Net increase in loans	(32,820)	(39,844)
Capital expenditures	(188)	(385)
Net cash used in investing activities	(56,241)	(58,361)
Cash flows from financing activities
Net decrease in demand deposits, savings, money market	(544)	(20,942)
Net increase in certificates of deposit	61,395	66,851
Advances on long-term borrowings	40,000	10,000
Repayment on long-term borrowings	-	(32,000)
Net increase (decrease) in short-term borrowings	(39,653)	30,605
Payments to repurchase common stock	(1,134)	(313)
Proceeds from sale of treasury stock	383	508
Dividends paid	(3,549)	(3,180)
Net cash provided by financing activities	56,898	51,529
Net increase (decrease) in cash and cash equivalents	2,743	(2,839)
Cash and cash equivalents at beginning of period	17,254	24,188
Cash and cash equivalents at end of period	$ 19,997	$ 21,349
Interest paid	$ 17,830	$ 19,107
Income taxes paid	$ 3,531	$ 2,884
Non-cash transactions
Change in net unrealized gain on available for sale securities	$ (536)	$ (268)
Net transfer from loans to other real estate owned	$ -	$ 535

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

The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2008, the Company had repurchased 159,805 shares under the current repurchase plan at an average price of $15.31 per share and at a total cost of $2.4 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $19,000 in compensation cost is included in the Company’s financial statements for the current first six months of 2008. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.5 years is $93,000, which is for 21,000 options granted in 2005.

The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	21,000	$4.41
Granted in 2008	-	-
Vested in 2008	-	-
Forfeited in 2008	-	-
Non-vested at June 30, 2008	21,000	$4.41

During 2008, 10,500 options were exercised, with proceeds paid to the Company of $68,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $85,000. A summary of the status of the Company’s Stock Option Plan as of June 30, 2008 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	89,500	$12.28
Granted in 2008	-	-
Vested in 2008	-	-
Exercised in 2008	(10,500)	6.49
Forfeited in 2008	-	-
Outstanding at June 30, 2008	79,000	$13.05	4.5	$230
Exercisable at June 30, 2008	58,000	$11.26	3.8	$230

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2008 and 2007:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2008
Net income as reported	$7,194
Basic EPS: Income available to common shareholders	$7,194	9,711,869	$0.74
Effect of dilutive securities: incentive stock options		19,377
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,194	9,731,246	$0.74
For the six months ended June 30, 2007
Net income as reported	$6,198
Basic EPS: Income available to common shareholders	$6,198	9,784,992	$0.63
Effect of dilutive securities: incentive stock options		27,638
Diluted EPS: Income available to common shareholders plus assumed conversions	$6,198	9,812,630	$0.63

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended June 30, 2008 and 2007:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2008
Net income as reported	$3,603
Basic EPS: Income available to common shareholders	$3,603	9,707,568	$0.37
Effect of dilutive securities: incentive stock options		20,298
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,603	9,727,866	$0.37
For the quarter ended June 30, 2007
Net income as reported	$3,196
Basic EPS: Income available to common shareholders	$3,196	9,788,528	$0.33
Effect of dilutive securities: incentive stock options		27,476
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,196	9,816,004	$0.33

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

	At June 30,
In thousands of dollars	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,949	$ 2,005
Service cost	8	6
Interest cost	68	63
Benefits paid	(87)	(58)
Benefit obligation at end of period	1,938	2,016
Funded status
Benefit obligation at end of period	(1,938)	(2,016)
Unamortized prior service cost	-	-
Unamortized net actuarial loss	-	-
Unrecognized transition obligation	-	-
Accrued benefit cost	$(1,938)	$(2,016)

The following table sets forth the net periodic pension cost:

For six months ended June 30,			For the quarters ended June 30,
In thousands of dollars	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$ 8	$ 6	$ 4	$ 3
Interest cost	68	63	34	32
Amortization of unrecognized transition obligation	14	14	7	7
Amortization of prior service credit	(2)	(1)	(1)	-
Amortization of accumulated losses	2	2	1	1
Net periodic benefit cost	$ 90	$ 84	$ 45	$ 43

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At June 30,
In thousands of dollars	2008	2007
Unamortized prior service credit	$ 4	$ 7
Unamortized net actuarial loss	(274)	(369)
Unrecognized transition obligation	(137)	(165)
	(407)	(527)
Deferred tax benefit at 35%	142	184
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (265)	$ (343)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2008 are $37,000 and the expected benefit payments for all of 2008 are $141,000. There is no expected contribution for 2008. Plan expense for 2008 is estimated to be $180,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2007, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Mortgage Servicing Rights

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2008, the prepayment assumption using the PSA model was 241, which translates into an anticipated prepayment rate of 14.45%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the six months ended June 30, 2008 and 2007, servicing rights capitalized totaled $162,000 and $271,000, respectively. Servicing rights capitalized for the three month periods ended June 30, 2008 and 2007, were $87,000 and $93,000 respectively. For the six months ended June 30, 2008 and 2007, servicing rights amortized totaled $236,000 and $237,000, respectively. Servicing rights amortized for the three month periods ended June 30, 2008 and 2007, were $119,000 and $126,000, respectively. At June 30, 2008 and 2007, the Bank serviced loans for others totaling $171.0 million and $165.2 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At June 30,
In thousands of dollars	2008	2007
Mortgage servicing rights	$ 3,917	$ 3,587
Accumulated amortization	(3,146)	(2,676)
Impairment reserve	(64)	(18)
	$ 707	$ 893

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap, $37,000 at June 30, 2008, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the period ended June 30, 2008.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008.

At June 30, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 36,850	$ -	$ 36,850
Derivative financial instruments	-	37	-	37
Total Assets	$ -	$ 36,887	$ -	$ 36,887

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

	At June 30, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 707	$ -	$ 707
Loans held for sale	-	2,253	-	2,253
Other real estate owned	-	1,558	-	1,558
Impaired loans	-	2,451	-	2,451
Total Assets	$ -	$ 6,969	$ -	$ 6,969

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

Executive Summary

Net income for the six months ended June 30, 2008 was $7,194,000, an increase of $996,000 or 16.1% over net income of $6,198,000 for the comparable period of 2007. The rapid lowering of rates by the Federal Open Market Committee has been very positive for the Company, resulting in funding costs dropping faster than our yield on assets and improving our net interest margin. This, in turn, led to increased net interest income. The Company also saw strong growth in earning assets year-to-date. The net interest margin on a tax-equivalent basis increased to 3.23% for the first six months of 2008 from 3.12% for the same period in 2007. Fully diluted earnings per share for the six months ended June 30, 2008 were $0.74, a 17.5% increase from the $0.63 reported for the first six months of 2007.

Net income for the three months ended June 30, 2008 was $3,603,000, an increase of $407,000 or 12.7% over net income of $3,196,000 for the comparable period of 2007. The net interest margin on a tax-equivalent basis increased to 3.21% for the three months ended June 30, 2008 from 3.07% for the same period in 2007. Fully diluted earnings per share for the three months ended June 30, 2008 were $0.37, a 12.1% increase from the $0.33 reported for the same period of 2007.

Asset quality remains good, although the ratio of non-performing assets to total assets increased to 0.29% for the six months ended June 30, 2008 from 0.18% reported for the first six months of 2007. Net chargeoffs for the second quarter were $347,000 and stand at $439,000 year to date.

Net Interest Income

Total interest income of $35.8 million for the six months ended June 30, 2008 is a 4.0% increase from total interest income of $34.5 million in the comparable period of 2007. Total interest expense of $18.1 million for the first six months of 2008 is a 6.2% decrease from total interest expense of $19.3 million for the first six months of 2007. Net interest income increased 17.0% or $2.6 million to $17.8 for the six months ended June 30, 2008, from the $15.2 reported for the same period in 2007.

Total interest income of $17.5 million for the three months ended June 30, 2008 was virtually unchanged from the comparable period of 2007. Total interest expense of $8.6 million for the first six months of 2008 is a 13.3% decrease from total interest expense of $9.9 million for the first six months of 2007. Net interest income increased 17.5% to $8.9 million for the three months ended June 30, 2008, from the $7.6 million reported for the same period in 2007.

The Company’s net interest margin on a tax-equivalent basis increased from 3.12% in the first six months of 2007 to 3.23% for the six months ended June 30, 2008. For the three months ended June 30, 2008, the Company’s net interest margin was 3.21%, an increase from the 3.07% in the same period of 2007. These increases were due to a combination of lower interest rates and growth in earning assets.

Tax-exempt interest income amounted to $2.1 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, tax-exempt interest income amounted to $1.0 million and $0.9 million, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2008 and 2007:

	For the six months ended June 30		For the quarters ended June 30
	2008	2007	2008	2007
Net interest income as presented	17,759	15,177	8,942	7,612
Effect of tax-exempt income	1,107	1,006	538	496
Net interest income, tax equivalent	18,866	16,183	9,480	8,108

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months ended June 30, 2008 and 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Six months ended June 30,	2008		2007
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 6,927	5.90%	$ 5,762	5.94%
Loans held for sale	78	7.11%	3	7.10%
Loans	29,945	6.44%	29,691	7.03%
Total interest-earning assets	36,950	6.34%	35,456	6.83%
Interest-bearing liabilities
Deposits	12,349	3.31%	14,868	3.95%
Other borrowings	5,736	3.75%	4,405	4.83%
Total interest-bearing liabilities	18,085	3.44%	19,273	4.12%
Net interest income	$18,865		$16,183
Interest rate spread		2.90%		2.71%
Net interest margin		3.23%		3.12%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 compared to 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Six months ended June 30, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$1,196	$ (26)	$ (5)	$1,165
Loans held for sale	78	-	(3)	75
Loans	2,909	(2,418)	(237)	254
Total interest income	4,183	(2,444)	(245)	1,494
Interest expense
Deposits	(171)	(2,375)	27	(2,519)
Other borrowings[2]	2,972	(980)	(661)	1,331
Total interest expense	2,801	(3,355)	(634)	(1,188)
Change in net interest income	$1,382	$ 911	$ 389	$2,682

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended June 30, 2008 and 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Quarters ended June 30,	2008		2007
Dollars in thousands	Amount of interest	Amount of interest	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 3,525	5.85%	$ 2,906	5.90%
Loans held for sale	40	7.21%	2	7.10%
Loans	14,487	6.18%	15,090	7.04%
Total interest-earning assets	18,052	6.11%	17,998	6.82%
Interest-bearing liabilities
Deposits	5,910	3.08%	7,640	3.99%
Other borrowings	2,662	3.57%	2,250	4.86%
Total interest-bearing liabilities	8,572	3.21%	9,890	4.16%
Net interest income	$ 9,480		$ 8,108
Interest rate spread		2.89%		2.66%
Net interest margin		3.21%		3.07%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended June 30, 2008 compared to 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Quarter ended June 30, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 653	$ (29)	$ (6)	$ 618
Loans held for sale	53	(1)	(14)	38
Loans	1,401	(1,833)	(170)	(602)
Total interest income	2,107	(1,863)	(190)	54
Interest expense
Deposits	22	(1,747)	(5)	(1,730)
Other borrowings[2]	1,376	(598)	(366)	412
Total interest expense	1,398	(2,345)	(371)	(1,318)
Change in net interest income	$ 709	$ 482	$ 181	$1,372

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $1,439,000 provision to the allowance for loan losses was made during the first six months of 2008, compared to a $550,000 provision made for the same period of 2007. For the quarter ended June 30, 2008, a $939,000 provision to the allowance for loan losses was made compared to $250,000 for the same period in 2007. This increase in provision was the reflection of the deterioration in one significant credit and for the current weak economic conditions. Given the continued economic sluggishness, the weak housing market and rising energy costs, the Company felt it to be prudent at this time to increase its provision to the allowance for loan losses this quarter.

Non-Interest Income

Non-interest income was $4,694,000 for the six months ended June 30, 2008, an increase of 1.7% from the $4,617,000 reported for the first six months of 2007. This slight rise in non-interest income was primarily due to increases in other operating income.

Non-interest income was $2,518,000 for the three months ended June 30, 2008, an increase of 1.9% from the $2,470,000 reported in the same period for 2007. This slight rise in non-interest income was primarily due to increased levels of revenue on deposit accounts.

Non-Interest Expense

Non-interest expense of $10,874,000 for the six months ended June 30, 2008, is an increase of 2.6% compared to non-interest expense of $10,603,000 for the same period in 2007. This increase was attributable to higher employee costs. Expense control continues to be a major factor in our performance. Non-interest expense of $5,425,000 for the three months ended June 30, 2008, is an increase of 1.4% compared to non-interest expense of $5,352,000 for the same period in 2007. This increase was attributable to higher employee costs.

Income Taxes

Income taxes on operating earnings were $2,946,000 for the six months ended June 30, 2008, up from $2,443,000 in the same period a year ago. This is in line with the increase in the Company’s level of income before taxes.

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

Investments

The Company’s investment portfolio increased by $24.6 million or 11.1% to $246.4 million between December 31, 2007, and June 30 , 2008. At June 30, 2008, the Company’s available for sale portfolio had an unrealized loss, net of taxes, of $0.1 million. Between June 30, 2007, and June 30, 2008, the Company’s investment portfolio increased by $46.2 million or 23.1%.

Loans

During the first six months of 2008, loans grew by $31.7 million or 3.4%. The growth in commercial loans was $40.0 million or 10.8% while municipal loans decreased by $10.8 million or 31.1%. The residential mortgage portfolio increased by $5.1 million or 1.4% and home equity lines of credit decreased $1.7 million or 2.4% year-to-date. Between June 30, 2007 and June 30, 2008 the loan portfolio increased $74.6 million or 8.5%, as a result of customer demand.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2008, impaired loans with specific reserves totaled $2.5 million (all of these loans were on non-accrual status) and the amount of such reserves were $1.3 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of June 30, 2008. As of that date, the balance of $7.8 million was 0.82% of total loans, compared to 0.74% at December 31, 2007 and 0.77% at June 30, 2007. Loans considered to be impaired according to SFAS 114/118 totaled $3.8 million at June 30, 2008 compared to $2.9 million at December 31, 2007. The portion of the allowance for loan losses allocated to impaired loans at June 30, 2008, was $1.3 million compared to $0.6 million at December 31, 2007.

In Management’s opinion, the level of the Company’s allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank’s loan portfolio has a higher percentage of residential mortgage loans than peers, which typically reflects a much lower level of credit risk. In coastal Maine, the geographic area which the Company serves, the level of foreclosures has been much lower than in many parts of the United States, and the Company has maintained very high standards when underwriting residential mortgage loans. In addition, the Company’s actual historical loan loss experience has been much lower than most of its peer banks, again reflective of our loan portfolio composition.

Non-Performing Assets

At June 30, 2008, loans on non-accrual status totaled $3.8 million, which compares to non-accrual loans of $2.9 million as of December 31, 2007. In addition to loans on non-accrual status at June 30, 2008, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $3.5 million which compares to $2.3 million as of December 31, 2007. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The level of non-performing loans to total loans was 0.40% at June 30, 2008. This is only a slight increase from the level of non-performing loans to total loans at the December 31, 2007 of 0.31%.

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

Deposits

During the first six months of 2008, total deposits increased by $60.8 million or 7.8% over December 31, 2007. Low-cost deposits (demand, NOW, and savings accounts) increased by $9.4 million or 3.8% in the first six months of 2008, and during the same period, certificates of deposit increased $61.4 million or 15.0%. Between June 30, 2007, and June 30, 2008, deposits decreased by 1.1%, or $9.0 million. Certificates of deposit decreased by $5.3 million, while low-cost deposits increased by $3.6 million and money market accounts decreased $7.3 million or 6.0%. The majority of the growth in certificates of deposit, year-to-date, was primarily from wholesale and brokered sources, resulting from a change in funding from borrowed funds to certificates of deposit. Low-cost deposits increased both year-to-date and year-over-year despite the normal seasonal runoff that occurs during the first and second quarters.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2008, borrowed funds increased $336,000 or 0.1% from December 31, 2007, as a result of the deposit growth previously noted. Between June 30, 2007 and June 30, 2008, borrowed funds increased by $128.6 million or 68.2%. This year-over-year increase was due to a change in funding from certificates of deposit to borrowed funds as a result of more favorable rates available from the Federal Home Loan Bank.

Shareholders’ Equity

Shareholders’ equity as of June 30, 2008 was $114.8 million, compared to $112.7 million as of December 31, 2007. The Company’s earnings in the first six months of 2008, net of dividends paid, added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.5 million from December 31, 2007.

In 2008, a cash dividend of 19 cents per share was declared in the second quarter compared to 17 cents in the second quarter of 2007. The dividend payout ratio was 51.35% in the second quarter of 2008 compared to 51.52% in the second quarter of 2007. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2008 is this year’s net income plus retained earnings of $9.9 million from 2007 and 2006.

Regulatory leverage capital ratios for the Company were 7.15% and 7.22% at June 30, 2008 and December 31, 2007, respectively. The Company had a tier one risk-based capital ratio of 10.08% and tier two risk-based capital ratio of 11.01% at June 30, 2008, compared to 10.21% and 11.07%, respectively, at December 31, 2007. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

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

The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2008, the Company had repurchased 159,805 shares under the current repurchase plan at an average price of $15.31 per share and at a total cost of $2.4 million.

This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six-month and three-month periods ended June 30, 2008 and 2007.

	For the six months		For the quarters
	ended June 30,		ended June 30,
In thousands of dollars	2008	2007	2008	2007
Assets
Cash and due from banks	$ 14,317	$ 20,252	$ 14,777	$ 20,500
Overnight funds sold	-	-	-	-
Investments
U.S. Treasury & government agency securities	133,692	96,387	141,021	100,156
Obligations of states and political subdivisions	63,395	59,250	62,745	59,957
Other securities	38,989	39,830	38,050	37,322
Total investments	236,076	195,467	241,816	197,435
Loans held for sale	2,219	82	2,238	84
Loans
Commercial	389,284	345,306	398,954	353,092
Consumer	65,480	55,837	65,366	56,734
State and municipal	33,537	24,075	30,381	24,479
Real estate	446,335	426,033	445,461	426,009
Total loans	934,636	851,251	940,162	860,314
Allowance for loan losses	(7,121)	(6,499)	(7,322)	(6,614)
Net loans	927,515	844,752	932,840	853,700
Premises and equipment	16,280	15,760	16,176	15,725
Goodwill	16,244	15,018	17,739	15,509
Other assets	27,684	27,684	27,684	27,684
Total assets	$1,240,335	$1,119,015	$1,253,270	$1,130,637
Liabilities
Deposits
Demand	$ 57,366	$ 56,448	$ 57,593	$ 55,928
NOW	99,727	97,275	102,634	98,318
Money market	125,221	132,514	120,054	123,934
Savings	85,847	93,100	86,268	90,911
Certificates of deposit	317,974	335,046	333,909	349,553
Certificates of deposit over $100,000	121,792	101,408	127,896	105,799
Total deposits	807,927	815,791	828,354	824,443
Borrowed funds	307,714	183,760	299,471	185,819
Other liabilities	10,946	10,681	11,038	11,031
Total liabilities	1,126,587	1,010,232	1,138,863	1,021,293
Shareholders' equity
Common stock	97	98	97	98
Additional paid-in capital	44,403	45,680	44,316	45,723
Retained earnings	69,183	62,498	70,023	63,203
Unrealized gain on securities available for sale	337	683	241	670
Unrealized loss on postretirement benefit costs	(272)	(176)	(270)	(350)
Total shareholders' equity	113,748	108,783	114,407	109,344
Total liabilities and shareholders' equity	$1,240,335	$1,119,015	$1,253,270	$1,130,637

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June, 2008:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$317,055	171,867	65,000	20,000	60,188
Operating leases	261	109	113	39	-
Certificates of deposit	469,703	427,361	38,542	3,800	-
Total	$787,019	599,337	103,655	23,839	60,188
Total loan commitments and unused lines of credit	$127,388	127,388	-	-	-

Liquidity Management

As of June 30, 2008 the Bank had primary sources of liquidity of $135.9 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at June 30, 2008, was -10.28% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of June 30, 2008 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$46,494	$19,535	$53,609	$126,715
Loans held for sale	2,253	-	-	-
Loans	359,975	164,274	364,127	63,438
Other interest-earning assets	-	8,957	-	-
Non-rate-sensitive assets	-	-	-	48,018
Total assets	408,722	192,766	417,736	238,171
Interest-bearing deposits	367,055	174,567	42,249	195,495
Borrowed funds	139,852	42,009	95,047	40,147
Non-rate-sensitive liabilities and equity	1,750	5,550	37,200	116,474
Total liabilities and equity	508,657	222,126	174,496	352,116
Period gap	$(99,935)	$(29,360)	$243,240	$(113,945)
Percent of total assets	-7.95%	-2.33%	19.34%	-9.06%
Cumulative gap (current)	(99,935)	(129,295)	113,945	-
Percent of total assets	-7.95%	-10.28%	9.06%	0.00%

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

The Bank’s most recent simulation model projects net interest income would increase by approximately 1.81% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 4.41% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 6.58% in a falling-rate scenario, and lower than that earned in a stable rate environment by 9.07% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of June 30, 2008 is presented in the following table:

Changes in Net Interest Income	2008

Year 1

Projected change if rates decrease by 1.0%	+1.81%
Projected change if rates increase by 2.0%	-4.41%

Year 2

Projected change if rates decrease by 1.0%	+6.58%
Projected change if rates increase by 2.0%	-9.07%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of June 30, 2008. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2008, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2008, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates to be relatively stable in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2008	564	14.54	8,203
February 2008	393	14.64	5,754
March 2008	992	14.69	14,570
April 2008	387	16.11	6,234
May 2008	316	16.82	5,315
June 2008	249	16.96	4,224
Total	2,901	$15.27	$44,300

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company’s shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of June 30, 2008, the Company had repurchased 159,805 shares under the current repurchase plan at an average price of $15.31 per share and at a total cost of $2.4 million. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million. The following table details repurchases under the current program during the six months ended June 30, 2008:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2008	6,976	14.59	6,976	206,314
February 2008	39,698	14.64	39,698	166,616
March 2008	756	14.69	756	165,860
April 2008	511	16.64	511	165,349
May 2008	1,753	17.25	1,753	163,596
June 2008	23,400	17.12	23,400	140,196
Total	73,094	15.51	73,094	140,196

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First National Lincoln Corporation, the one-bank holding company of The First, N.A., was held at Samoset Resort, 220 Warrenton Street, Rockport, Maine 04856, on Wednesday, April 30, 2008 at 11:00 a.m. Eastern Daylight Time, for the following purposes:

•	To amend the Company’s Articles of Incorporation to change the Company’s name to The First Bancorp, Inc.
•	To amend the Company’s Articles of Incorporation to require a quorum for shareholder meetings and majority voting in elections of directors.
•	To amend the Company’s Articles of Incorporation relating to indemnification of directors, officers and employees.
•	To eliminate “staggered” three year terms of office for directors.
•	To elect as directors of the Company the nominees listed in the enclosed Proxy Statement as noted.
•	To ratify the Audit Committee’s selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company for 2008.
•	To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on February 20, 2008 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,745,371 shares of Common Stock of the Company, $0.01 par value per share, issued and outstanding, and the Company had no other class of equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

The results of voting at the meeting are summarized in the following table:

	For	Against	Abstain	Total Votes
Article # 1 Change Company Name	7,998,308	774,590	90,185	8,863,083
Article # 2 Require Quorum	8,063,212	733,912	65,959	8,863,083
Article # 3 Indemnification	8,302,082	458,282	102,719	8,863,083
Article # 4 Eliminate Staggered Terms	8,227,344	555,729	80,010	8,863,083
Article # 5 Director Election
Katherine Boyd	8,605,931	-	257,152	8,863,083
Daniel R. Daigneault	8,603,995	-	259,088	8,863,083
Robert B. Gregory	8,595,346	-	267,737	8,863,083
Tony C. McKim	8,498,820	-	364,263	8,863,083
Randy A. Nelson	8,579,415	-	283,668	8,863,083
Carl S. Poole, Jr.	8,604,221	-	258,862	8,863,083
Mark N. Rosborough	8,585,551	-	277,532	8,863,083
Stuart G. Smith	8,605,797	-	257,286	8,863,083
David B. Soule, Jr.	8,591,281	-	271,802	8,863,083
Bruce B. Tindal	8,606,346	-	256,737	8,863,083
Article # 7 Independent Auditor	8,831,869	7,832	23,382	8,863,083

Item 5 – Other Information

A. None.

B. None.

Item 6 – Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 3.11 Amendment to the Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on May 1, 2008.

Exhibit 3.12 Amendment to the Registrant’s Articles of Incorporation, incorporated by reference to the Definitive Proxy Statement for the Company’s 2008 Annual Meeting filed on March 14, 2008.

Exhibit 3.2 Conformed Copy of the Company’s Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004.

Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.2(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.2(c) Specimen Amendment to Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on January 31, 2006.

Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Mr. McKim with a death benefit of $250,000. Incorporated by reference to Exhibit 10.3(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.3(b) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on June 19, 2003. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2006. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company’s website at www.thefirstbancorp.com.

Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on April 15, 2004. Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on March 15, 2006. A copy of will be provided to any person without charge upon request to the Secretary of the Company and is also available on the Company’s website at www.thefirstbancorp.com.

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

Date: August 7, 2008

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: August 7, 2008