Form 10-Q
period 2008-09-30
FIRST NATIONAL LINCOLN CORP /ME/
filed 2008-11-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2008

Common Stock: 9,694,003 shares

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 – Common Stock	7
Note 3 – Stock Options	7
Note 4 – Earnings Per Share	8
Note 5 – Postretirement Benefit Plans	9
Note 6 – Goodwill and Other Intangible Assets	10
Note 7 – Mortgage Servicing Rights	10
Note 8 – Derivative Financial Instruments	11
Note 9 – Income Taxes	11
Note10 – Reclassifications	.11
Note 11 – Fair Value Disclosures	11
Note12 – Impact of Recently Issued Accounting Standards	13
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Critical Accounting Policies	14
Executive Summary	14
Net Interest Income	15
Provision for Loan Losses	17
Non-Interest Income	17
Non-Interest Expense	17
Income Taxes	17
Investments	18
Loans	18
Allowance for Loan Losses	18
Non-Performing Assets	19
Goodwill	19
Deposits	20
Borrowed Funds	20
Shareholders’ Equity	20
Average Daily Balance Sheets	21
Off-Balance Sheet Financial Instruments	22
Sale of Loans	22
Contractual Obligations	22
Liquidity Management	22
Forward-Looking Statements	22
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23
Market-Risk Management	23
Asset/Liability Management	23
Interest Rate Risk Management	24
Item 4: Controls and Procedures	25
Part II – Other Information	26
Item 1 – Legal Proceedings	26
Item 1a – Risk Factors	26
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3 – Default Upon Senior Securities	27
Item 4 – Submission of Matters to a Vote of Security Holders	27
Item 5 – Other Information	27
Item 6 – Exhibits	28
Signatures	29

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the nine months ended		For the quarters ended
Dollars in thousands,	September 30		September 30
except for per share amounts	2008	2007	2008	2007

Summary of Operations
Interest Income	$ 53,735	$ 52,989	$ 17,891	$ 18,538
Interest Expense	26,353	29,655	8,268	10,381
Net Interest Income	27,382	23,334	9,623	8,157
Provision for Loan Losses	2,314	850	875	300
Non-Interest Income	7,550	7,603	2,856	2,985
Non-Interest Expense	17,158	16,602	6,284	6,000
Net Income	11,026	9,613	3,832	3,414
Per Common Share Data
Basic Earnings per Share	$ 1.14	$ 0.98	$ 0.40	$ 0.35
Diluted Earnings per Share	1.13	0.98	0.39	0.35
Cash Dividends Declared	0.570	0.510	0.195	0.175
Book Value	11.96	11.43	11.96	11.43
Tangible Book Value	9.10	8.61	9.10	8.61
Market Value	19.60	15.08	19.60	15.08
Financial Ratios
Return on Average Equity [1]	12.67%	11.74%	12.98%	12.22%
Return on Average Tangible Equity [1]	16.63%	15.71%	16.95%	16.29%
Return on Average Assets [1]	1.17%	1.13%	1.17%	1.15%
Average Equity to Average Assets	9.19%	9.60%	9.02%	9.38%
Average Tangible Equity to Average Assets	7.01%	7.17%	6.91%	7.03%
Net Interest Margin Tax-Equivalent [1]	3.27%	3.11%	3.31%	3.11%
Dividend Payout Ratio	50.00%	52.04%	48.75%	50.00%
Allowance for Loan Losses/Total Loans	0.86%	0.75%	0.86%	0.75%
Non-Performing Loans to Total Loans	0.78%	0.20%	0.78%	0.20%
Non-Performing Assets to Total Assets	0.74%	0.20%	0.74%	0.20%
Efficiency Ratio [2]	46.74%	50.96%	48.12%	51.28%
At Period End
Total Assets	$1,311,262	$1,202,579	$1,311,262	$1,202,579
Total Loans	960,897	891,675	960,897	891,675
Total Investment Securities	261,057	219,855	261,057	219,855
Total Deposits	918,992	811,395	918,992	811,395
Total Shareholders’ Equity	115,872	112,105	115,872	112,105

1Annualized using a 365-day basis

2The Company uses the following formula in calculating its efficiency ratio:

Non-Interest Expense - Loss on Securities Sales

Tax-Equivalent Net Interest Income + Non-Interest Income – Gains on Securities Sales

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2008 and 2007 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

November 6, 2008

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

	September 30,	December 31,	September 30,
In thousands of dollars	2008	2007	2007
Assets
Cash and due from banks	$ 21,667	$ 17,254	$ 27,339
Overnight funds sold	-	-	-
Securities available for sale	35,306	40,461	44,430
Securities to be held to maturity (fair value $219,483 at September 30, 2008, $181,132 at December 31, 2007 and $171,645 at September 30, 2007)	225,751	181,354	175,425
Loans held for sale (fair value approximates cost)	1,203	1,817	1,313
Loans	960,897	920,164	891,675
Less: allowance for loan losses	8,303	6,800	6,714
Net loans	952,594	913,364	884,961
Accrued interest receivable	6,785	6,585	7,360
Premises and equipment	16,301	16,481	15,526
Other real estate owned	2,168	827	625
Goodwill	27,684	27,684	27,684
Other assets	21,803	17,423	17,916
Total Assets	$ 1,311,262	$1,223,250	$1,202,579
Liabilities
Demand deposits	$ 75,753	$ 60,637	$ 72,597
NOW deposits	110,365	101,680	110,051
Money market deposits	123,157	124,033	114,620
Savings deposits	85,230	86,611	91,708
Certificates of deposit	413,913	301,364	311,773
Certificates $100,000 and over	110,574	106,955	110,646
Total deposits	918,992	781,280	811,395
Borrowed funds	264,617	316,719	267,011
Other liabilities	11,781	12,583	12,068
Total Liabilities	1,195,390	1,110,582	1,090,474
Shareholders' Equity
Common stock	97	97	98
Additional paid-in capital	43,995	44,762	45,926
Retained earnings	72,939	67,647	65,911
Accumulated other comprehensive (loss) income
Net unrealized gain (loss) on securities available-for-sale	(899)	436	507
Net unrealized loss on postretirement benefit costs	(260)	(274)	(337)
Total Shareholders' Equity	115,872	112,668	112,105
Total Liabilities & Shareholders' Equity	$ 1,311,262	$1,223,250	$1,202,579

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,689,711	9,732,493	9,810,329
Book value per share	$11.96	$11.58	$11.43

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the nine months ended		For the quarters ended
	September 30,		September 30,
In thousands of dollars	2008	2007	2008	2007
Interest income
Interest and fees on loans	$44,219	$44,959	$14,570	$15,554
Interest on deposits with other banks	-	-	-	-
Interest and dividends on investments	9,516	8,030	3,321	2,984
Total interest income	53,735	52,989	17,891	18,538
Interest expense
Interest on deposits	18,041	22,661	5,692	7,792
Interest on borrowed funds	8,312	6,994	2,576	2,589
Total interest expense	26,353	29,655	8,268	10,381
Net interest income	27,382	23,334	9,623	8,157
Provision for loan losses	2,314	850	875	300
Net interest income after provision for loan losses	25,068	22,484	8,748	7,857
Non-interest income
Investment management and fiduciary income	1,138	1,345	358	389
Service charges on deposit accounts	2,191	2,059	703	659
Net securities gains	6	-	(22)	-
Mortgage origination and servicing income	370	378	154	164
Other operating income	3,845	3,821	1,663	1,773
Total non-interest income	7,550	7,603	2,856	2,985
Non-interest expense
Salaries and employee benefits	8,625	8,153	2,945	2,819
Occupancy expense	1,150	1,089	376	341
Furniture and equipment expense	1,508	1,456	566	487
Amortization of identified intangibles	213	213	71	71
Other operating expense	5,662	5,691	2,326	2,282
Total non-interest expense	17,158	16,602	6,284	6,000
Income before income taxes	15,460	13,485	5,320	4,842
Applicable income taxes	4,434	3,872	1,488	1,428
NET INCOME	$11,026	$9,613	$ 3,832	$ 3,414

Earnings per common share:
Basic earnings per share	$ 1.14	$ 0.98	$ 0.40	$ 0.35
Diluted earnings per share	$ 1.13	$ 0.98	$ 0.39	$ 0.35
Cash dividends declared per share	$0.570	$0.510	$0.195	$0.175
Weighted average number of shares outstanding	9,703,901	9,792,944	9,689,053	9,807,680
Incremental shares	20,103	26,097	21,290	25,522

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

In thousands of dollars except number of shares	Number of common shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2006	9,770,792	$ 98	$ 45,587	$ 61,298	$ 344	$ 107,327
Net income	-	-	-	9,613	-	9,613
Net unrealized loss on securities available for sale, net of tax benefit of $101	-	-	-	-	(189)	(189)
Net change in unrecognized transition obligation for postretirement benefits, net of tax of $9	-	-	-	-	15	15
Comprehensive income	-	-	-	9,613	(174)	9,439
Cash dividends declared	-	-	-	(5,000)	-	(5,000)
Equity compensation expense	-	-	48	-	-	48
Payment to repurchase common stock	(23,157)	-	(375)	-	-	(375)
Proceeds from sale of common stock	62,694	-	666	-	-	666
Balance at September 30, 2007	9,810,329	$ 98	$ 45,926	$ 65,911	$ 170	$ 112,105

Balance at December 31, 2007 as previously stated	9,732,493	$ 97	$44,762	$ 67,647	$ 162	$ 112,668
Cumulative effect of accounting change for split-dollar life insurance	-	-	-	(215)	-	(215)
Balance at January 1, 2008 after accounting change	9,732,493	$ 97	$ 44,762	$ 67,432	$ 162	$ 112,453
Net income	-	-	-	11,026	-	11,026
Net unrealized loss on securities available for sale, net of tax benefit of $719	-	-	-	-	(1,335)	(1,335)
Unrecognized transition obligation for postretirement benefits, net of taxes of $8	-	-	-	-	14	14
Comprehensive income	-	-	-	11,026	(1,321)	9,705
Cash dividends declared	-	-	-	(5,527)	-	(5,527)
Equity compensation expense	-	-	28	-	-	28
Payment to repurchase common stock	(84,868)	-	(1,347)	-	-	(1,347)
Proceeds from sale of common stock	42,086	-	552	-	-	552
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	8	-	8
Balance at September 30, 2008	9,689,711	$ 97	$ 43,995	$ 72,939	$ (1,159)	$ 115,872

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

For nine months ended September 30,
In thousands of dollars	2008	2007
Cash flows from operating activities
Net income	$ 11,026	$ 9,613
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	923	921
Provision for loan losses	2,314	850
Loans originated for resale	(16,543)	(19,027)
Proceeds from sales and transfers of loans	17,157	18,174
Net gain on sale or call of securities held-to-maturity	(6)	-
Net loss on sale of other real estate owned	-	20
Equity compensation expense	28	48
Net increase in other assets and accrued interest	(4,313)	(2,292)
Net decrease in other liabilities	(2,734)	(412)
Net amortization of premiums on investments	(3,496)	(1,933)
Net acquisition amortization	180	235
Provision for losses on other real estate owned	-	75
Net (gain) loss on sale of real estate	2	(27)
Net cash provided by operating activities	4,538	6,245
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	4,641	3,173
Proceeds from maturities, payments and calls of securities to be held to maturity	83,831	78,989
Proceeds from sales of other real estate owned	-	959
Purchases of securities available for sale	(1,463)	(2,985)
Purchases of securities to be held to maturity	(124,803)	(116,840)
Net increase in loans	(42,885)	(54,610)
Capital expenditures	(745)	(825)
Proceeds from sale of premises and equipment	-	250
Net cash used in investing activities	(81,424)	(91,889)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	21,544	(8,087)
Net increase in certificates of deposit	116,184	14,302
Advances on long-term borrowings	50,000	90,000
Repayment on long-term borrowings	-	(62,000)
Net increase (decrease) in short-term borrowings	(102,085)	59,138
Payments to repurchase common stock	(1,347)	(375)
Proceeds from sale of common stock	552	666
Dividends paid	(3,549)	(4,849)
Net cash provided by financing activities	81,299	88,795
Net increase in cash and cash equivalents	4,413	3,151
Cash and cash equivalents at beginning of year	17,254	24,188
Cash and cash equivalents at end of period	$ 21,667	$ 27,339
Interest paid	$ 26,122	$ 29,102
Income taxes paid	$ 5,346	$ 4,363
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$ 1,335	$ (189)
Net transfer from loans to other real estate owned	$ 1,341	$ 535

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

As of September 30, 2008, the Company had repurchased 171,579 shares under the current repurchase plan at an average price of $15.50 per share and at a total cost of $2.7 million. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation. As a result, $28,000 in compensation cost is included in the Company’s financial statements for the first nine months of 2008. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.25 years is $83,000, which is for 21,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	21,000	$4.41
Granted in 2008	-	-
Vested in 2008	-	-
Forfeited in 2008	-	-
Non-vested at September 30, 2008	21,000	$4.41

During 2008, 13,000 options were exercised, with proceeds paid to the Company of $84,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $115,000. A summary of the status of the Company’s Stock Option Plan as of September 30, 2008 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	89,500	$12.28
Granted in 2008	-	-
Vested in 2008	-	-
Exercised in 2008	(13,000)	6.43
Forfeited in 2008	-	-
Outstanding at September 30, 2008	76,500	$13.27	4.3	$484
Exercisable at September 30, 2008	55,500	$11.49	3.6	$450

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2008 and 2007:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2008
Net income as reported	$11,026
Basic EPS: Income available to common shareholders	11,026	9,703,901	$1.14
Effect of dilutive securities: incentive stock options		20,103
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,026	9,724,004	$1.13
For the nine months ended September 30, 2007
Net income as reported	$ 9,613
Basic EPS: Income available to common shareholders	9,613	9,792,944	$0.98
Effect of dilutive securities: incentive stock options		26,097
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 9,613	9,819,041	$0.98

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended September 30, 2008 and 2007:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2008
Net income as reported	$3,832
Basic EPS: Income available to common shareholders	3,832	9,689,053	$0.40
Effect of dilutive securities: incentive stock options		21,290
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,832	9,710,343	$0.39
For the quarter ended September 30, 2007
Net income as reported	$3,414
Basic EPS: Income available to common shareholders	3,414	9,807,680	$0.35
Effect of dilutive securities: incentive stock options		25,522
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,414	9,833,202	$0.35

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

	At September 30,
In thousands of dollars	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$1,949	$2,005
Service cost	12	10
Interest cost	102	94
Benefits paid	(131)	(87)
Benefit obligation at end of period	1,932	2,022
Funded status
Benefit obligation at end of period	(1,932)	(2,022)
Unamortized prior service cost	-	-
Unamortized net actuarial loss	-	-
Unrecognized transition obligation	-	-
Accrued benefit cost	$(1,932)	$(2,022)

The following table sets forth the net periodic pension cost:

For nine months ended September 30,			For the quarters ended September 30,
In thousands of dollars	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$ 12	$ 10	$ 4	$ 4
Interest cost	102	94	31	31
Amortization of unrecognized transition obligation	21	22	8	8
Amortization of prior service credit	(3)	(2)	(1)	(1)
Amortization of accumulated losses	2	3	1	1
Net periodic benefit cost	$134	$127	$43	$43

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At September 30,
In thousands of dollars	2008	2007
Unamortized prior service credit	$ 3	$ 7
Unamortized net actuarial loss	(274)	(368)
Unrecognized transition obligation	(129)	(157)
	(400)	(518)
Deferred tax benefit at 35%	140	181
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (260)	$ (337)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2008 are $37,000 and the expected benefit payments for all of 2008 are $141,000. There is no expected contribution for 2008. Plan expense for 2008 is estimated to be $180,000.

Note 6 – Goodwill and Other Intangible Assets

As of December 31, 2007, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 7 – Mortgage Servicing Rights

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2008, the prepayment assumption using the PSA model was 175, which translates into an anticipated prepayment rate of 10.50%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the nine months ended September 30, 2008 and 2007, servicing rights capitalized totaled $236,000 and $258,000, respectively. Servicing rights capitalized for the three month periods ended September 30, 2008 and 2007, were $72,000 and $99,000 respectively. For the nine months ended September 30, 2008 and 2007, servicing rights amortized totaled $338,000 and $362,000, respectively. Servicing rights amortized for the three month periods ended

September 30, 2008 and 2007, were $101,000 and $125,000, respectively. At September 30, 2008 and 2007, the Bank serviced loans for others totaling $170.0 million and $168.0 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At September 30,
In thousands of dollars	2008	2007
Mortgage servicing rights	$ 3,989	$ 3,685
Accumulated amortization	(3,247)	(2,801)
Impairment reserve	(26)	(5)
	$ 716	$ 879

Note 8 – Derivative Financial Instruments

The Bank uses an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap, $30,000 at September 30, 2008, is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the period ended September 30, 2008.

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

The most significant instruments that The First Bancorp fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008.

At September 30, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 35,306	$ -	$ 35,306
Derivative financial instruments	-	30	-	30
Total Assets	$ -	$ 35,336	$ -	$ 35,336

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

Other Real Estate Owned. Real estate acquired through foreclosure is recorded at the lower of carrying value or market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

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

	At September 30, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 716	$ -	$ 716
Loans held for sale	-	1,203	-	1,203
Other real estate owned	-	2,168	-	2,168
Impaired loans	-	7,571	-	7,571
Total Assets	$ -	$ 11,658	$ -	$ 11,658

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

Executive Summary

Net income for the nine months ended September 30, 2008 was $11,026,000, an increase of $1,413,000 or 14.7% over net income of $9,613,000 for the comparable period of 2007. The rapid lowering of rates by the Federal Open Market Committee has been very positive for the Company, resulting in funding costs dropping faster than our yield on assets and improving our net interest margin. This, in turn, led to increased net interest income. The Company also saw good growth in earning assets year-to-date. The net interest margin on a tax-equivalent basis increased to 3.27% for the first nine months of 2008 from 3.11% for the same period in 2007. Fully diluted earnings per share for the nine months ended September 30, 2008 were $1.13, a 15.3% increase from the $0.98 reported for the first nine months of 2007.

Net income for the three months ended September 30, 2008 was $3,832,000, an increase of $418,000 or 12.2% over net income of $3,414,000 for the comparable period of 2007. The net interest margin on a tax-equivalent basis increased to 3.31% for the three months ended September 30, 2008 from 3.11% for the same period in 2007. Fully diluted earnings per share for the three months ended September 30, 2008 were $0.39, an 11.4 % increase from the $0.35 reported for the same period of 2007.

Asset quality remains good, although the ratio of non-performing assets to total assets increased to 0.74% at September 30, 2008 compared to 0.30% reported at December 31, 2007 and 0.41% at June 30, 2008. Net chargeoffs for the third quarter were $372,000 and stand at $811,000 year to date.

Net Interest Income

Total interest income of $53.7 million for the nine months ended September 30, 2008 is a 1.4% increase from total interest income of $53.0 million in the comparable period of 2007. Total interest expense of $26.4 million for the first nine months of 2008 is an 11.1% decrease from total interest expense of $29.7 million for the first nine months of 2007. Net interest income increased 17.3% or $4.0 million to $27.4 for the nine months ended September 30, 2008, from the $23.3 reported for the same period in 2007.

Total interest income of $17.9 million for the three months ended September 30, 2008 was down 3.5% from the comparable period of 2007. Total interest expense of $8.3 million for the three months ended September 30, 2008 is a 20.4% decrease from total interest expense for the third quarter of 2007. Net interest income increased 18.0% to $9.6 million for the three months ended September 30, 2008, from the $8.2 million reported for the same period in 2007.

The Company’s net interest margin on a tax-equivalent basis increased from 3.11% in the first nine months of 2007 to 3.27% for the nine months ended September 30, 2008. For the three months ended September 30, 2008, the Company’s net interest margin was 3.31%, an increase from the 3.11% in the same period of 2007. These increases were due to a combination of lower interest rates and growth in earning assets.

Tax-exempt interest income amounted to $3.0 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, tax-exempt interest income amounted to $1.0 million for both periods. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2008 and 2007:

	For the nine months ended September 30		For the quarters ended September 30
	2008	2007	2008	2007
Net interest income as presented	27,382	23,334	9,623	8,157
Effect of tax-exempt income	1,642	1,525	535	519
Net interest income, tax equivalent	29,024	24,859	10,158	8,676

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months ended September 30, 2008 and 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Nine months ended September 30,	2008		2007
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$10,637	5.99%	$ 9,106	5.96%
Loans held for sale	102	6.13%	9	7.78%
Loans	44,638	6.31%	45,399	7.03%
Total interest-earning assets	55,377	6.24%	54,514	6.83%
Interest-bearing liabilities
Deposits	18,041	3.10%	22,661	3.96%
Other borrowings	8,312	3.73%	6,994	4.82%
Total interest-bearing liabilities	26,353	3.27%	29,655	4.13%
Net interest income	$29,024		$24,859
Interest rate spread		2.97%		2.70%
Net interest margin		3.27%		3.11%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 compared to 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Nine months ended September 30, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$1,438	$ 80	$ 13	$1,531
Loans held for sale	19	11	69	99
Loans	4,215	(4,559)	(423)	(767)
Total interest income	5,672	(4,468)	(341)	863
Interest expense
Deposits	298	(4,854)	(64)	(4,620)
Other borrowings[2]	3,713	(1,564)	(831)	1,318
Total interest expense	4,011	(6,418)	(895)	(3,302)
Change in net interest income	$1,661	$ 1,950	$ 554	$4,165

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the quarter ended September 30, 2008 and 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Quarters ended September 30,	2008		2007
Dollars in thousands	Amount of interest	Amount of interest	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 3,710	5.78%	$ 3,343	5.99%
Loans held for sale	34	6.11%	6	7.33%
Loans	14,682	6.07%	15,708	7.03%
Total interest-earning assets	18,426	6.01%	19,057	6.82%
Interest-bearing liabilities
Deposits	5,692	2.73%	7,792	3.97%
Other borrowings	2,576	3.71%	2,589	4.80%
Total interest-bearing liabilities	8,268	2.98%	10,381	4.15%
Net interest income	$10,158		$ 8,676
Interest rate spread		3.02%		2.66%
Net interest margin		3.31%		3.11%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the quarter ended September 30, 2008 compared to 2007. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2008 and 2007.

Quarter ended September 30, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 503	$ (119)	$ (18)	$ 366
Loans held for sale	4	9	19	32
Loans	1,308	(2,158)	(179)	(1,029)
Total interest income	1,815	(2,268)	(178)	(631)
Interest expense
Deposits	475	(2,427)	(148)	(2,100)
Other borrowings[2]	744	(588)	(169)	(13)
Total interest expense	1,219	(3,015)	(317)	(2,113)
Change in net interest income	$ 596	$ 747	$ 139	$ 1,482

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $2,314,000 provision to the allowance for loan losses was made during the first nine months of 2008, compared to a $850,000 provision made for the same period of 2007. For the quarter ended September 30, 2008, a $875,000 provision to the allowance for loan losses was made compared to $300,000 for the same period in 2007. As a result, the allowance for loan losses has increased $1.5 million since year end (net of 2008 net chargeoffs) and stands at 0.86% of loans outstanding, a healthy increase from 0.74% of loans outstanding at December 31, 2007.

While the weakness in the national economy has not hit coastal Maine as hard as many other parts of the country, the Company has seen an increase in the level of past-due and non-performing loans. At this point, this has not translated into a significantly higher level of losses, with net chargeoffs of only $811,000 for the first nine months of 2008, 0.086% of average loans outstanding year-to-date. Given the number of economic uncertainties at this time, however, Management views it prudent to continue to increase the allowance for loan losses.

Non-Interest Income

Non-interest income was $7,550,000 for the nine months ended September 30, 2008, an decrease of 0.7% from the $7,603,000 reported for the first nine months of 2007. This slight decline in non-interest income was due to decreases in fiduciary income that were mostly offset by service charges on deposit accounts and other operating income.

Non-interest income was $2,856,000 for the three months ended September 30, 2008, a decrease of 4.3% from the $2,985,000 reported in the same period for 2007. This decline in non-interest income was primarily due to lower levels of other operating income.

Non-Interest Expense

Non-interest expense of $17,158,000 for the nine months ended September 30, 2008, is an increase of 3.3% compared to non-interest expense of $16,602,000 for the same period in 2007. This increase was attributable to higher employee costs. Expense control continues to be a major factor in our performance. Non-interest expense of $6,284,000 for the three months ended September 30, 2008, is an increase of 4.7% compared to non-interest expense of $6,000,000 for the same period in 2007. This increase was attributable to higher employee costs as well.

Income Taxes

Income taxes on operating earnings were $4,434,000 for the nine months ended September 30, 2008, up from $3,872,000 in the same period a year ago. This is in line with the increase in the Company’s level of income before taxes.

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

Investments

The Company’s investment portfolio increased by $39.2 million or 17.7% to $261.1 million between December 31, 2007, and September 30, 2008. At September 30, 2008, the Company’s available for sale portfolio had an unrealized loss, net of taxes, of $0.9 million. Between September 30, 2007, and September 30, 2008, the Company’s investment portfolio increased by $41.2 million or 18.7%.

Loans

During the first nine months of 2008, loans grew by $40.7 million or 4.4%. The growth in commercial loans was $40.0 million or 9.7% while municipal loans decreased by $8.4 million or 31.9%. The residential mortgage portfolio increased by $7.7 million or 2.0% and home equity lines of credit increased $0.4 million or 0.6% year-to-date. Between September 30, 2007 and September 30, 2008 the loan portfolio increased $69.2 million or 7.8%, as a result of customer demand.

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

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of September 30, 2008. As of that date, the balance of $8.3 million was 0.86% of total loans, compared to 0.74% at December 31, 2007 and 0.75% at September 30, 2007. Loans considered to be impaired according to SFAS 114/118 totaled $7.6 million at September 30, 2008 compared to $2.9 million at December 31, 2007. At September 30, 2008, impaired loans with specific reserves totaled $5.6 million compared to $1.3 million at December 31, 2007. The portion of the allowance for loan losses allocated to impaired loans at September 30, 2008, was $1.6 million compared to $0.6 million at December 31, 2007.

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

Non-Performing Assets

At September 30, 2008, loans on non-accrual status totaled $7.6 million, which compares to non-accrual loans of $2.9 million as of December 31, 2007. In addition to loans on non-accrual status at September 30, 2008, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $2.9 million which compares to $2.3 million as of December 31, 2007. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The level of non-performing loans to total loans was 0.78% at September 30, 2008. While this has increased from 0.31% non-performing loans to total loans at December 31, 2007, it remains well-below the level of non-performing loans for the Bank’s peer group, which was 1.56% of total loans as of June 30, 2008..

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

Deposits

During the first nine months of 2008, total deposits increased by $137.7 million or 17.6% over December 31, 2007. Low-cost deposits (demand, NOW, and savings accounts) increased by $22.4 million or 9.0% in the first nine months of 2008, and during the same period, certificates of deposit increased $116.2 million or 28.5%. Between September 30, 2007, and September 30, 2008, deposits increased by 13.3%, or $107.6 million. Certificates of deposit increased by $102.1 million, while low-cost deposits decreased by $3.0 million and money market accounts increased $8.5 million or 7.4%. The majority of the growth in certificates of deposit, year-to-date, was primarily from wholesale and brokered sources, resulting from a change in funding from borrowed funds to certificates of deposit. Low-cost deposits increased year-to-date as a result of the normal seasonal growth that occurs during the third quarter.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve System, and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2008, borrowed funds decreased $52.1 million or 16.5% from December 31, 2007, as a result of the deposit growth previously noted and a shift in strategy to increase the Bank’s immediate sources of liquidity. Between September 30, 2007 and September 30, 2008, borrowed funds decreased by $2.4 million or 0.9%.

Shareholders’ Equity

Shareholders’ equity as of September 30, 2008 was $115.9 million, compared to $112.7 million as of December 31, 2007. The Company’s earnings in the first nine months of 2008, net of dividends paid, added to shareholders’ equity. The net unrealized gain/loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $1.3 million from December 31, 2007.

In 2008, a cash dividend of 19.5 cents per share was declared in the third quarter compared to 17.5 cents in the third quarter of 2007. The dividend payout ratio was 48.75% in the third quarter of 2008 compared to 50.00% in the third quarter of 2007. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2008 is this year’s net income plus retained earnings of $9.9 million from 2007 and 2006.

Regulatory leverage capital ratios for the Company were 7.04% and 7.22% at September 30, 2008 and December 31, 2007, respectively. The Company had a tier one risk-based capital ratio of 10.15% and tier two risk-based capital ratio of 11.12% at September 30, 2008, compared to 10.21% and 11.07%, respectively, at December 31, 2007. These are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

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

As of September 30, 2008, the Company repurchased 171,579 shares under the new repurchase plan at an average price of $15.50 per share and at a total cost of $2.7 million. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the nine-month and three-month periods ended September 30, 2008 and 2007.

	For the nine months		For the three months
	ended September 30,		ended September 30,
In thousands of dollars	2008	2007	2008	2007
Assets
Cash and due from banks	$15,263	$20,993	$17,133	$22,452
Overnight funds sold	22	-	64	-
Securities available for sale	38,763	43,971	36,740	43,414
Securities to be held to maturity	197,717	151,670	218,085	169,409
Loans held for sale (fair value approximates cost)	2,215	302	2,207	729
Loans	942,960	862,849	959,428	885,671
Allowance for loan losses	(7,405)	(6,569)	(7,963)	(6,706)
Net loans	935,555	856,280	951,464	878,965
Accrued interest receivable	7,148	6,794	6,957	6,830
Premises and equipment	16,231	15,706	16,134	15,599
Other real estate owned	1,541	1,015	1,744	625
Goodwill	27,584	27,684	27,385	27,684
Other assets	18,318	16,649	20,688	17,174
Total Assets	$1,260,357	$1,141,064	$1,298,601	$1,182,882

Liabilities & Stockholders' Equity
Demand deposits	$61,738	$60,310	$70,387	$67,908
NOW deposits	103,784	100,290	111,811	106,221
Money market deposits	123,573	126,424	120,314	114,441
Savings deposits	87,044	92,943	89,412	92,634
Certificates of deposit	360,683	354,501	402,674	371,525
Certificates $100M and over	100,821	91,669	101,831	93,755
Total deposits	837,643	826,137	896,429	846,484
Borrowed funds	296,842	193,908	275,334	213,874
Dividends payable	830	722	860	768
Other liabilities	9,154	9,623	8,893	9,453
Total Liabilities	1,144,469	1,030,390	1,181,516	1,070,579
Shareholders' Equity
Common stock	97	98	97	98
Additional paid-in capital	44,265	45,748	43,991	45,882
Retained earnings	71,609	64,465	73,371	66,238
Net unrealized gains (losses) on available-for-sale securities	186	597	(109)	428
Net unrealized loss on postretirement benefit costs	(269)	(234)	(265)	(343)
Total Stockholders' Equity	115,888	110,674	117,085	112,303
Total Liabilities & Stockholders' Equity	$1,260,357	$1,141,064	$1,298,601	$1,182,882

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2008:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 264,617	124,431	50,000	20,000	70,186
Operating leases	239	100	102	37	-
Certificates of deposit	524,487	491,291	28,397	4,799	-
Total	$ 789,343	615,822	78,499	24,836	70,186
Total loan commitments and unused lines of credit	$ 129,159	129,159	-	-	-

Liquidity Management

As of September 30, 2008 the Bank had primary sources of liquidity of $196.3 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at September 30, 2008, was -7.83% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Bank’s static gap, as of September 30, 2008 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$23,765	$20,316	$73,799	$144,266
Loans held for sale	-	-	-	1,203
Loans	286,442	303,506	312,369	58,580
Other interest-earning assets	-	9,062	-	-
Non-rate-sensitive assets	-	-	-	48,480
Total assets	310,207	332,884	386,168	252,529
Interest-bearing deposits	464,393	147,346	38,307	193,194
Borrowed funds	97,421	27,009	100,047	40,140
Non-rate-sensitive liabilities and equity	1,750	5,550	37,200	129,431
Total liabilities and equity	563,564	179,905	175,554	362,765
Period gap	$(253,357)	$152,979	$210,614	$(110,236)
Percent of total assets	-19.77%	11.93%	16.43%	-8.60%
Cumulative gap (current)	(253,357)	(100,378)	110,236	-
Percent of total assets	-19.77%	-7.83%	8.60%	0.00%

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

The Bank’s most recent simulation model projects net interest income would increase by approximately 2.34% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 6.49% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.97% in a falling-rate scenario, and lower than that earned in a stable rate environment by 10.16% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of September 30, 2008 is presented in the following table:

Changes in Net Interest Income	2008

Year 1

Projected change if rates decrease by 1.0%	+2.34%
Projected change if rates increase by 2.0%	-6.49%

Year 2

Projected change if rates decrease by 1.0%	+2.97%
Projected change if rates increase by 2.0%	-10.16%

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

The information for static gap and changes in net interest income presented in this section pertains to the Bank only and does not include goodwill and a small volume of assets and liabilities owned by the Company and included in its consolidated financial statements as of September 30, 2008. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2008, the Company was using interest rate caps for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2008, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates may decline in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2008	564	$ 14.54	$ 8,203
February 2008	393	14.64	5,754
March 2008	992	14.69	14,570
April 2008	387	16.11	6,234
May 2008	316	16.82	5,315
June 2008	249	16.96	4,224
July 2008	415	15.85	6,579
August 2008	237	18.32	4,342
September 2008	229	19.17	4,390
Total	3,782	$ 15.76	$ 59,611

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Board of Directors feels that repurchasing shares continues to be in the best interest of the Company’s shareholders and sees stock repurchases as an appropriate use of capital, especially given the recent decline in stock prices for the banking industry. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As of September 30, 2008, the Company had repurchased 171,579 shares under the current repurchase plan at an average price of $15.50 per share and at a total cost of $2.7 million. This new stock plan supersedes the buyback program that had been in place since July 21, 2006, which had authorized the repurchase of up to 250,000 or 2.5% of the Company’s outstanding shares. As of August 16, 2007, the date the new plan was effective, the Company had repurchased 130,186 shares under the old repurchase plan at an average price of $16.89 and at a total cost of $2.2 million.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2008	6,976	14.59	6,976	206,314
February 2008	39,698	14.64	39,698	166,616
March 2008	756	14.69	756	165,860
April 2008	511	16.64	511	165,349
May 2008	1,753	17.25	1,753	163,596
June 2008	23,400	17.12	23,400	140,196
July 2008	10,807	18.15	10,807	129,389
August 2008	12	18.67	12	129,377
September 2008	955	17.58	955	128,422
Total	84,868	15.87	84,868	128,422

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

Date: November 6, 2008

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: November 6, 2008