Form 10-K
period 2008-12-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2009-03-13
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K   ☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2008

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

Common Stock, $.01 par value per share: $119,381,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2009

Common Stock: 9,709,968 shares

Table of Contents

ITEM 1. Discussion of Business	1
ITEM 1A. Risk Factors	7
ITEM 1B. Unresolved Staff Comments	12
ITEM 2. Properties	13
ITEM 3. Legal Proceedings	13
ITEM 4. Submission of Matters to a Vote of Security Holders	13
ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters	14
ITEM 6. Selected Financial Data	16
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk	32
ITEM 8. Financial Statements and Supplemental Data	34
ITEM 9. Changes in and/or Disagreements with Accountants on Accounting and Financial Disclosure	62
ITEM 9A. Controls and Procedures	62
ITEM 9B. Other Information	63
ITEM 10. Directors and Executive Officers of the Registrant	63
ITEM 11. Executive Compensation	63
ITEM 12. Security Ownership of Certain Beneficial Owners and Management	63
ITEM 13. Certain Relationships and Related Transactions, and Director Independence	63
ITEM 14. Principal Accounting Fees and Services	63
ITEM 15. Exhibits, Financial Statement Schedules	64

SIGNATURES	65

Exhibit 31.1 Certification of Chief Executive Officer	66

Exhibit 31.2 Certification of Chief Financial Officer	67

Exhibit 32.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350	68

Exhibit 32.2 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350                                68

ITEM 1. Discussion of Business

The First Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta, which was chartered as a national bank under the laws of the United States on May 30, 1864. At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed from First National Lincoln Corporation to The First Bancorp, Inc. On January 14, 2005, the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB’s subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and as of January 31, 2005, the combined banks have operated under a new name: The First, N.A. (the “Bank”).

As of December 31, 2008, the Company’s securities consisted of one class of common stock, $.01 par value per share, of which there were 9,696,397 shares outstanding and held of record by approximately 3,353 shareholders. The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank’s capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank’s common stock is owned by the Company.

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

In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act (“GLBA”). This legislation breaks down the firewalls separating related business in order to create more competition and a level playing field in the financial services sector. The Act eliminated depression-era restrictions which separate the business of banking from the business of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it has provided additional competition in the marketplace.

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

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and is required to file with the Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board.

The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts The First Bancorp’s non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies. The majority of the Company’s cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 19 to the accompanying financial statements.

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

Customer Information Security

The Federal Deposit Insurance Corporation (“FDIC”), the OCC and other bank regulatory agencies have published guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

USA Patriot Act

The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Act or under the Bank Merger Act.

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
•

Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the Securities and Exchange Commission (“SEC”) ) and if not, why not;

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

Leverage Capital Ratio

The regulations of the OCC require national banks to maintain a minimum “Leverage Capital Ratio” or “Tier 1 Capital” (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board’s guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should the current economic situation worsen.

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

On December 31, 2008, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.13% and 10.11%, respectively, and its Leverage Capital Ratio was 7.07%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program. The Company completed the CPP investment transaction on January 9, 2009 and issued 25,000 shares of Series A Preferred Stock to the U.S. Treasury at a liquidation value of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. A pro-forma demonstration of the impact on the Company’s capital ratios as of December 31, 2008, is shown in the following table:

	As of December 31, 2008
	Historical as Presented	Pro-Forma as Approved
Total capital to risk-weighted assets	11.13%	13.97%
Tier 1 capital to risk-weighted assets	10.11%	12.96%
Tier 1 capital to average assets	7.07%	9.06%

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

The Purchase Agreement between us and Treasury provides that until the earlier of January 9, 2012 or the date on which all shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.

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

Not later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be “documented” and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

Deposit Insurance Assessments

The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC to the legal maximum of $250,000 generally for each insured depositor. Non-interest bearing checking accounts have unlimited coverage. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005, provides that the FDIC shall set deposit insurance assessment rates. In 2006, the former Bank Insurance Fund merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund, or DIF. The Act eliminated the requirement that the FDIC set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%. Under the Act, the FDIC annually sets the designated reserve ratio (DRR) of DIF reserves to DIF-insured deposits between 1.15% and 1.50%, subject to public comment, based on appropriate considerations including risk of losses, economic conditions such that the ratio would increase during favorable economic conditions and decrease during less favorable conditions, thus avoiding sharp swings in assessment rates. For 2008, the FDIC set the DRR at 1.25%. DIF insurance assessments may be increased in the future if necessary to maintain DIF reserves at the level determined by the FDIC.

Brokered Deposits and Pass-Through Deposit Insurance Limitations

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

Real Estate Lending Standards

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

Standards for Safety and Soundness

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

Consumer Protection Provisions

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

FDIC Waiver of Certain Regulatory Requirements

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

Employees

At December 31, 2008, the Company had 213 employees and full-time equivalency of 207 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

Company Website

The Company maintains a website at www.thefirstbancorp.com where it makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

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

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and in 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009 and perhaps beyond 2009. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) recessionary conditions that are deeper or last longer than currently anticipated, or (4) new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and the likelihood that financial institution regulatory agencies will be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The soundness of other financial services institutions may adversely affect our credit risk.   We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2008, we had $27.8 million and $234.8 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank, which could have a material adverse effect on our liquidity and our ability to upstream dividends to the Company to then pay dividends to shareholders and could negatively impact our regulatory capital ratios and result in not being classified as “well-capitalized” for regulatory purposes.

Changes in interest rates can have an adverse effect on profitability.

Our earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of the Bank’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Although Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Regulation.

Bank holding companies and nationally chartered banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies. The Company is subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Federal Reserve Board. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, or the OCC. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008, or EESA, authorizes the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the troubled asset relief program, or TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009.

The EESA followed numerous actions by the Federal Reserve Board, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

The Cost of FDIC Insurance May Increase.

The FDIC has publicly stated that past bank failures and reserves against future failures have lowered the FDIC insurance fund to 0.40% of insured deposits as of December 31, 2008 from 1.22% a year prior. In order to keep the insurance fund from falling to a level that could undermine public confidence, it has announced there will most likely be a one-time special insurance premium to all FDIC-insured banks. The amount being discussed ranges from 0.10% to 0.20% of deposits as of June 30, 2009, and the proposed premium would be payable on September 30, 2009.

In addition, the FDIC announced that higher quarterly premiums may go into effect in the second quarter of 2009 for premiums to be paid in September of 2009. Starting in the second quarter, base assessment rates for “well-capitalized” banks may be 0.12% to 0.16% – up from 0.05% in 2008 and above the 0.10% to 0.14% that the FDIC previously announced. The range of assessment rates takes into account factors that vary from bank to bank. The FDIC projects that the special assessment along with raising the assessment schedule will recapitalize the insurance fund to 1.15% of insured deposits in seven years.

Interest rate risk.

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

Credit risk.

A number of factors can impact the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. If customers default on the repayment of their loans, our profitability could be adversely affected. A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loans. If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loans in whole or in part. Although we may acquire real estate or other assets that secure the defaulted loans through foreclosure or other similar remedies, the amount owed under the defaulted loans may exceed the value of the assets acquired.

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

Liquidity and funding.

We have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a lower-cost source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of our deposits decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future. Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay higher rates of return, and may affect the value of our investment securities and other interest-earning assets.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole should the recent turmoil faced by banking organizations in the domestic and worldwide credit markets continue or worsen.

Loss of lower-cost funding sources.

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Advances from the Federal Home Loan Bank of Boston (“FHLB”) are currently a relatively low-cost source of funding. The availability of qualified collateral on the Bank’s balance sheet determines the level of advances available from FHLB and a deterioration in quality in the Bank’s loan portfolio can adversely impact the availability of this source of funding.

Competition in the financial services industry.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. We compete with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maine and in neighboring states have added competitive pressure. If we are unable to compete effectively, we will lose market share and our income generated from loans, deposits, and other financial products will decline.

Allowance for loan losses may be insufficient.

The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. During 2008, the Bank experienced incremental increases in both non-performing loans and net loan charge-offs, as compared to prior periods. No assurance can be given that the economic and market conditions precedent will improve or will not further deteriorate. Hence, the persistence or worsening of such conditions could result in an increase in delinquencies, could cause a decrease in our interest income, or could continue to have an adverse impact on our loan loss experience, which, in turn, may necessitate increases to our allowance for loan losses. If net charge-offs exceed the Bank’s allowance, its earnings would decrease. In addition, regulatory agencies review the Bank’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. An increase in the Bank’s allowance for loan losses could reduce its earnings.

Changes in primary market area could adversely impact results of operations and financial condition.

Most of the Bank’s lending is in Mid-Coast and Down East Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area or Northern New England could have a material adverse impact on the quality of the Bank’s loan portfolio, and accordingly, our results of operations. Such a decline in economic conditions could impair borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of our business.

The Bank’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank’s portfolio is located in Mid-Coast and Down East Maine. Conditions in the real estate market in which the collateral for the Bank’s loans is located strongly influence the level of the Bank’s non-performing loans and results of operations. A decline in the Mid-Coast and Down East Maine area real estate market, as well as other external factors, could adversely affect the Bank’s loan portfolio.

Operational risk.

We face the risk that the design of our controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, we face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Our business operations could be adversely affected if we were unable to attract new employees and retain and motivate our existing employees.

Claims and litigation pertaining to fiduciary responsibility or lender liability.

From time to time as part of our normal course of business, customers make claims and take legal action against the Bank based on actions or inactions of the Bank. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

There may not be a robust trading market for the Common Stock.

Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. Over the five-year period ending December 31, 2008, for example, the average weekly trading volume of our common stock has been 26,147 shares or approximately 0.27% of the outstanding common stock. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices has been as high as 34.0% of the bid price of the shares over this time period. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:
•	quarterly fluctuations in our operating and financial results;
•	operating results that vary from the expectations of Management, securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts;
•	events negatively impacting the financial services industry which result in a general decline for the industry;
•	announcements of material developments affecting our operations or our dividend policy;
•	future sales of our equity securities;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	general domestic economic and market conditions.

In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

Future offerings of debt or other securities may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios approach or fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the value for existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On December 29, 2008, at a special meeting of shareholders, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of up to 1,000,000 shares of preferred stock, of which 25,000 shares were issued on January 9, 2009 to the U.S. Treasury under the CPP program. 5,251,196 shares were voted in favor of the amendment, 971,830 shares were voted against and16,735 shares were abstentions or broker non-votes.

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The common stock of The First Bancorp (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. The following table reflects the high and low prices of actual sales in each quarter of 2008 and 2007. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2008		2007
	High	Low	High	Low
1st Quarter	$15.74	$13.95	$16.84	$15.64
2nd Quarter	18.00	13.65	17.00	15.50
3rd Quarter	23.05	12.88	17.50	13.60
4th Quarter	22.98	12.84	15.95	14.20

The last transaction in the Company’s stock on NASDAQ during 2008 was on December 31 at $19.89 per share. There are no warrants outstanding with respect to the Company’s common stock, and the Company has no securities outstanding which are convertible into common equity (other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury incident to the Company’s participation in the CPP program).

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2009 will be that year’s net income plus $12.3 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2008, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 10.09% and 11.10%, respectively, as of December 31, 2008. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 22, 2007	$0.165	April 30, 2007
June 21, 2007	$0.170	July 31, 2007
September 19, 2007	$0.175	October 31, 2007
December 20, 2007	$0.180	January 31, 2008
March 20, 2008	$0.185	April 30, 2008
June 19, 2008	$0.190	July 31, 2008
September 18, 2008	$0.195	October 31, 2008
December 18, 2008	$0.195	January 30, 2009

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

On August 16, 2007, the Company announced that its Board of Directors had authorized a new program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted. As of December 31, 2008, the Company had repurchased 175,474 shares under the new repurchase plan at an average price of $15.54 and at a total cost of $2.7 million.

The following table details repurchases under this program for the year ended December 31, 2008:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2008	6,976	$ 14.59	6,976	206,314
February 2008	39,698	14.64	39,698	166,616
March 2008	756	14.69	756	165,860
April 2008	511	16.65	511	165,349
May 2008	1,753	17.25	1,753	163,596
June 2008	23,400	17.12	23,400	140,196
July 2008	10,807	18.15	10,807	129,389
August 2008	12	18.58	12	129,377
September 2008	955	17.58	955	128,422
October 2008	3,680	17.26	3,680	124,743
November 2008	83	16.84	83	124,659
December 2008	133	17.65	133	124,526
Total	88,764	$ 15.93	88,763	124,526

Unregistered Sales of Equity Securities

The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. Sales in 2008 are presented in the following table:

Month	Shares	Average Price	Proceeds
January 2008	564	$ 14.18	$ 8,000
February 2008	393	15.27	6,000
March 2008	992	15.12	15,000
April 2008	387	15.50	6,000
May 2008	316	15.82	5,000
June 2008	249	16.06	4,000
July 2008	415	16.87	7,000
August 2008	237	16.88	4,000
September 2008	229	17.47	4,000
October 2008	1,768	16.97	30,000
November 2008	192	15.63	3,000
December 2008	235	17.02	4,000
Total	5,977	$ 16.06	$ 96,000

In addition, on January 9, 2009, the Company issued 25,000 shares of its Series A Preferred Stock, as well as warrants to purchase up to 225,904 shares of its common stock, to the U.S. Treasury for total proceeds of $25,000,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. Selected Financial Data

The First Bancorp, Inc. and Subsidiary

Dollars in thousands, except for per share amounts	Years ended December 31,
	2008	2007	2006	2005	2004
Summary of Operations
Interest Income	$ 71,372	$ 71,721	$ 64,204	$ 50,431	$ 30,528
Interest Expense	33,669	39,885	33,589	18,848	9,024
Net Interest Income	37,703	31,836	30,615	31,583	21,504
Provision for Loan Losses	4,700	1,432	1,325	200	880
Non-Interest Income	9,646	10,145	10,306	9,034	4,667
Non-Interest Expense	22,994	22,183	22,439	22,518	13,371
Net Income	14,034	13,101	12,295	12,843	8,509
Per Common Share Data
Net Income
Basic	$ 1.45	$ 1.34	$ 1.25	$ 1.32	$ 1.16
Diluted	1.44	1.34	1.25	1.30	1.14
Cash Dividends (Declared)	0.765	0.69	0.61	0.53	0.45
Book Value	12.09	11.58	10.98	10.52	7.18
Market Value	19.89	14.64	16.72	17.58	17.45
Financial Ratios
Return on Average Equity	12.02%	11.89%	11.63%	12.98%	17.10%
Return on Average Tangible Equity	15.75	15.89	15.75	17.81	17.36
Return on Average Assets	1.10	1.13	1.14	1.36	1.41
Average Equity to Average Assets	9.14	9.53	9.81	10.44	8.22
Average Tangible Equity to Average Assets	6.98	7.13	7.24	7.61	8.27
Net Interest Margin (Tax-Equivalent)	3.33	3.13	3.24	3.84	3.94
Dividend Payout Ratio (Declared)	52.76	51.49	48.80	40.15	38.62
Allowance for Loan Losses/Total Loans	0.90	0.74	0.76	0.79	0.99
Non-Performing Loans to Total Loans	1.27	0.31	0.42	0.40	0.34
Non-Performing Assets to Total Assets	1.31	0.56	0.32	0.30	0.25
Efficiency Ratio (Tax-equivalent)	46.07	50.16	52.12	52.89	48.78
At Year End
Total Assets	$1,325,744	$1,223,250	$1,104,869	$1,042,209	$ 634,238
Total Loans	979,273	920,164	838,145	772,338	478,332
Total Investment Securities	262,532	221,815	180,549	183,981	126,827
Total Deposits	925,736	781,280	805,235	713,964	369,844
Total Borrowings	272,074	316,719	179,862	215,189	207,206
Total Shareholders’ Equity	$ 117,181	$112,453	$ 107,327	$ 103,452	$ 52,815
				High	Low
Market price per common share of stock during 2008				$23.05	$12.84

  ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The First Bancorp, Inc. (the “Company”) was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the “Bank”). At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed to The First Bancorp, Inc. from First National Lincoln Corporation.

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

Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, Management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or market-related factors, such as interest rates. Declines in the fair value of securities below their cost that are deemed to be other than temporary are recorded in earnings as realized losses.

Results of Operations

The First Bancorp posted record earnings of $14.0 million in 2008, despite the weakening economy and recession. Lower interest rates and good asset growth resulted in our net interest margin increasing to 3.33% in 2008 from 3.13% in 2007. This, in turn, led to a $5.9 million or 18.4% increase in net interest income to $37.7 million in 2008 compared to $31.8 million in 2007.

Earning assets grew nearly $100 million in 2008, which Management views as especially good given current economic conditions. The Company’s loan portfolio increased $59.1 million during the year, with the majority of this in commercial loans, which are typically the highest earning assets. We also saw modest growth in mortgages, consumer loans and municipal loans. The Company’s investment portfolio also posted good growth in 2008, up $40.7 million or 18.4%, with the increase coming in municipal and U.S. Government Agency securities. The asset growth was funded entirely with deposits, which were up $144.5 million or 18.5%. Low-cost deposits increased $10.5 million or 4.2%, while the majority of growth was in certificates of deposit – primarily from wholesale or national market sources – which were up $128.6 million or 31.5%. As a result, borrowed funds declined $44.6 million or 14.1%.

Net Interest Income

Net interest income in 2008 was $37.7 million, an increase of $5.9 million or 18.4% from the $31.8 million posted by the Company in 2007. The primary factor for the increase in net interest income during 2008 compared to 2007 was the $99.3 million or 8.7% growth in earning assets in 2008, with total loans increasing $59.1 million or 6.4% and investments increasing $40.7 million or 18.4%. At the same time, lower interest rates resulted in our net interest margin increasing, which in turn, led to an increase in net interest income.

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ -	$ 3	$ 3
Investment securities	2,592	(305)	(63)	2,224
Loans held for sale	6	22	47	75
Loans	5,338	(7,251)	(632)	(2,545)
Total interest income	7,936	(7,534)	(645)	(243)
Interest expense
Deposits	1,272	(7,688)	(329)	(6,745)
Borrowings	3,688	(2,317)	(842)	529
Total interest expense	4,960	(10,005)	(1,171)	(6,216)
Change in net interest income	$ 2,976	$ 2,471	$ 526	$ 5,973

Year ended December 31, 2007 compared to 2006
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ (64)	$ (64)	$ 64	$ (64)
Investment securities	1,044	482	46	1,572
Loans held for sale	5	15	31	51
Loans	4,165	1,761	133	6,059
Total interest income	5,150	2,194	274	7,618
Interest expense
Deposits	1,067	2,760	114	3,941
Borrowings	1,897	368	90	2,355
Total interest expense	2,964	3,128	204	6,296
Change in net interest income	$ 2,186	$ (934)	$ 70	$ 1,322

1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents, for the years ended December 31, 2008, 2007, and 2006, the interest earned on or paid for each major asset and liability category, respectively, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2008		2007		2006
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 3	1.65%	$ -	0.00%	$ 64	5.41%
Investment securities	14,806	6.07%	12,582	5.98%	11,010	5.73%
Loans held for sale	78	4.05%	53	8.43%	14	6.93%
Loans	58,672	6.16%	61,167	7.01%	55,096	6.79%
Total interest-earning assets	73,559	6.14%	73,802	6.81%	66,184	6.58%
Interest-bearing liabilities
Deposits	23,000	2.90%	29,745	3.93%	25,804	3.55%
Borrowings	10,669	3.62%	10,140	4.71%	7,785	4.49%
Total interest-bearing liabilities	33,669	3.10%	39,885	4.10%	33,589	3.73%
Net interest income	$ 39,890		$ 33,917		$ 32,595
Interest rate spread		3.04%		2.71%		2.85%
Net interest margin		3.33%		3.13%		3.24%

Tax-exempt interest income amounted to $4.1 million for the year ended December 31, 2008, $3.9 million for the year ended December 31, 2007, and $3.7 million for the year ended December 31, 2006. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2008, 2007 and 2006.

	For the Years Ended December 31,
Dollars in thousands	2008	2007	2006
Net interest income as presented	$37,703	$31,836	$30,615
Effect of tax-exempt income	2,187	2,081	1,980
Net interest income, tax equivalent	$39,890	$33,917	$32,595

Non-Interest Income

Non-interest income decreased $0.5 million or 4.9% from $10.1 million in 2007 to $9.6 million in 2008. The decrease in non-interest income was due to lower mortgage origination and servicing income, which decreased by 75.4% and lower investment management and fiduciary income, which decreased by 15.1%. The decrease in mortgage origination and servicing income was due to a $338,000 impairment charge for mortgage-servicing rights.

Non-Interest Expense

Non-interest expense increased $0.8 million or 3.7% in 2008 from $22.2 million in 2007 to $23.0 million in 2008. During 2008, the Company aggressively sought to control operating expense. The Company saw a modest increase in salaries and benefits as well as in other operating expense.

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $4.7 million in 2008 compared to $1.4 million in 2007. The amount of provision made during 2008 and 2007 was to maintain the allowance for loan losses at an adequate level given continued growth in our loan portfolio as well as current deterioration in asset quality. While the weakness in the national economy has not hit coastal Maine as hard as many other parts of the country, the Company has seen an increase in the level of past-due and non-performing loans. Net chargeoffs were $2.7 million in 2008 – with $1.1 million coming from one borrowing relationship – compared to net chargeoffs of $1.0 million in 2007. As a result, our provision for loan losses was increased by $3.3 million in 2008 compared to 2007. Given the number of economic uncertainties at this time, Management views it prudent to continue to increase the allowance for loan losses. A further discussion of asset and credit quality can be found in “Assets and Asset Quality”.

Net Income

Net income for 2008 was $14.0 million – a 7.1% or $0.9 million increase from net income of $13.1 million that was posted in 2007. Earnings per share on a fully diluted basis were $1.44, up $0.10 or 7.5% from the $1.34 reported for the year ended December 31, 2007. Higher net interest income was the primary factor for the increase in net income.

Key Ratios

Return on average assets in 2008 was 1.10%, down from the 1.13% posted in 2007. Return on average tangible equity was 15.75% in 2008, compared to 15.89% in 2007 and 15.75% in 2006, while return on average equity was 12.02% in 2008, compared to 11.89% in 2007 and 11.63% in 2006. The substantial difference between return on average tangible equity and average equity is due to the addition of goodwill related to acquisitions. In 2008, the Company’s dividend payout ratio (dividends declared divided by net income) was 52.76%, compared to 51.49% in 2007 and 48.8% in 2006.

The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 46.07% in 2008 compared to 64.72% for the Bank’s peer group, on average. In 2007, the Bank’s efficiency ratio was 50.16% compared to 59.47% for the Bank’s peer group, on average. The improvement in 2008 was the result of the growth in net interest income while controlling operating expenses. The efficiency ratio is calculated by dividing the Company’s operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains).

Investment Management and Fiduciary Activities

As of December 31, 2008, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $223.8 million, consisting of 1,015 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2007, when 1,020 accounts with a market value of $261.0 million were under management. The decline in market value was due to decline in equity markets that impacted the value of assets under management.

Assets and Asset Quality

Asset growth was strong in 2008, with the loan portfolio increasing by $59.1 million or 6.4%, while the investment portfolio increased $40.7 million or 18.4% over December 31, 2007. Total assets increased by 8.4% or $102.5 million from $1.22 billion at December 31, 2007, to $1.33 billion at December 31, 2008. This increase in earning assets contributed to net interest income increasing $5.9 million or 18.4% during 2008 when compared to 2007.

While the weaknesses in the national and global economies have not impacted coastal Maine as much as other parts of the country, we nevertheless experienced a deterioration in asset quality in our loan portfolio. Non-performing assets to total assets stood at 1.31% at December 31, 2008, a significant increase over 0.56% at December 31, 2007. This increase is attributable to the impact that the weakened economy is having on our borrowers. Small businesses are seeing revenue/sales decreases and some are struggling to meet their obligations with a declining revenue base. A number of consumers have lost their jobs or seen a reduction in hours worked and/or overtime, thereby creating strained finances resulting in payment issues on their loans. In Management’s opinion, the Company’s long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers’ loans and in the end minimizes actual loan losses.

Net charge offs in 2008 were $2.7 million compared to $1.0 million in 2007, with $1.1 million of the loan losses in 2008 coming from one borrowing relationship. This $2.7 million in net losses is 0.28% of average outstanding loans in 2008, which is relatively low compared to most banks across the country but higher than our results for the past 20 years with average chargeoffs of 0.22% per year. We manage our loan portfolio to minimize losses and have shown an excellent track record. The last time loan losses were at this level was during the late 1980s and early 1990s. Without the $1.1 million attributable to the one relationship, the loss ratio would have been 0.17%, which is in line with our ten-year historical average.

Residential real estate loans represent 46.6% of the total loan portfolio, and this loan category has a low level of losses in comparison to other loan types. In 2008, the loss ratio for residential mortgages was 0.04% compared to 0.28% for the entire loan portfolio. We have not written subprime mortgages or “no documentation loans” – the type of loans that are currently defaulting on a large scale nationwide. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.

The allowance for loan losses ended the year at $8.8 million and stood at 0.90% of total loans outstanding. A $4.7 million provision was made to the allowance for loan losses in 2008, resulting in a $2.0 million net increase in the allowance after $2.7 million in net chargeoffs. With a weakening economy and an increase in the level of non-performing loans, we felt it prudent to add to the reserve. Given all of the above factors management feels comfortable with the $8.8 million level as of December 31, 2008.

Investment Activities

During 2008, the investment portfolio increased 18.4% to end the year at $262.5 million, compared to $221.8 million on December 31, 2007. The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.

All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy that investments for either portfolio be limited to government debt obligations, time deposits, banker’s acceptances, corporate bonds and commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is primarily in U.S. Government agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio’s overall yield while not materially adding to the Company’s level of interest rate risk. The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2008, 2007, and 2006.

Dollars in thousands	2008	2007	2006
Securities available for sale
U.S. Treasury and agency	$ -	$ -	$ 4,967
Mortgage-backed securities	922	1,322	1,571
State and political subdivisions	8,910	10,855	11,073
Corporate securities	2,977	14,727	18,349
Federal Home Loan Bank stock	14,031	12,569	7,586
Federal Reserve Bank stock	662	662	662
Other equity securities	263	326	607
	$ 27,765	$ 40,461	$ 44,815
Securities to be held to maturity
U.S. Treasury and agency	$ 110,513	$ 95,009	$ 46,192
Mortgage-backed securities	60,774	30,786	33,379
State and political subdivisions	62,330	53,914	47,549
Corporate securities	1,150	1,645	8,614
	234,767	181,354	135,734
Total securities	$ 262,532	$ 221,815	$ 180,549

The following table sets forth certain information regarding the yields and expected maturities of the Company’s investment securities as of December 31, 2008. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$ -	0.00%	$ -	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	5,000	5.00%
Due after 10 years	-	0.00%	105,513	6.42%
Total	-	0.00%	110,513	6.35%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	165	1.61%	2,612	3.92%
Due in 5 to 10 years	86	7.00%	1,857	5.09%
Due after 10 years	671	3.04%	56,305	5.66%
Total	922	3.15%	60,774	5.57%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	785	8.50%
Due in 1 to 5 years	2,834	6.97%	4,598	6.73%
Due in 5 to 10 years	6,076	7.47%	13,999	6.60%
Due after 10 years	-	0.00%	42,948	6.43%
Total	8,910	7.31%	62,330	6.52%
Corporate Securities
Due in 1 year or less	935	7.71%	150	1.50%
Due in 1 to 5 years	1,409	7.50%	-	0.00%
Due in 5 to 10 years	-	0.00%	1,000	5.12%
Due after 10 years	633	4.60%	-	0.00%
Total	2,977	6.95%	1,150	4.65%
Equity Securities	14,956	5.95%
	$27,765	6.40%	$234,767	6.19%

During 2008, the Company sold the majority of the corporate debt securities in the investment portfolio in order to reduce the level of credit risk in the portfolio. As a result, a net security loss of $58,000 was recorded, net of taxes.

As of December 31, 2008, corporate debt securities which were rated below investment grade totaled $2.4 million, with an estimated fair value of $1.4 million. Management has evaluated these securities for other-than-temporary impairment, and in the Company’s opinion, none of these holdings warranted other-than-temporary classification as of December 31, 2008. Management considered several factors in making this determination, including:

•	All three companies were current on their interest payments to bondholders.
•	The securities are issued by auto-related companies: the U.S. Government and President Obama have publicly stated the importance of helping the U.S. auto industry and preserving jobs.
•	The Company has the both the intent and the ability to continue to hold these securities.
•	The securities are in the available-for-sale portfolio, and the decline in market value is recognized on the Company’s balance sheets as an unrealized loss to equity in accordance with SFAS 115.

Lending Activities

The loan portfolio experienced solid growth during 2008, with the most significant increase seen in commercial real estate loans. Total loans were $979.3 million at December 31, 2008, a 6.4% increase from total loans of $920.2 million at December 31, 2007. This continues the loan growth trend experienced by the Company over the past ten years. The following tables summarize the Bank’s loan portfolio as of December 31, 2008, 2007, 2006, 2005, and 2004.

Dollars in thousands	As of December 31,
	2008		2007		2006		2005		2004
Commercial
Real estate	$172,492	17.6%	$119,675	13.0%	$ 94,765	11.3%	$ 79,135	10.2%	$ 47,082	9.8%
Other	245,224	25.0%	251,489	27.3%	236,637	28.2%	233,806	30.3%	110,811	23.2%
Residential real estate
Term	455,753	46.6%	442,407	48.1%	421,967	50.4%	390,995	50.6%	278,879	58.3%
Construction	1,883	0.2%	5,269	0.6%	5,394	0.6%	8,997	1.2%	1,067	0.2%
Consumer	67,642	6.9%	66,539	7.2%	55,658	6.7%	39,135	5.1%	26,769	5.6%
Municipal	36,279	3.7%	34,785	3.8%	23,724	2.8%	20,270	2.6%	13,724	2.9%
Total loans	$979,273	100%	$920,164	100%	$838,145	100%	$772,338	100%	$478,332	100%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2008.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial real estate	$ 632	$ 6,165	$ 20,945	$144,750	$172,492
commercial other	46,504	53,517	35,498	109,705	245,224
Residential real estate	1,081	5,963	38,825	409,884	455,753
Residential construction	1,705	178	-	-	1,883
Consumer	7,505	15,402	10,094	34,641	67,642
Municipal	4,928	14,663	5,715	10,973	36,279
Totals	$62,355	$95,888	$111,077	$709,953	$979,273

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2008.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial loans	$370,306	37.81%
State and municipal loans	4,440	0.45%
Consumer loans	5,155	0.53%
Equity loans	74,541	7.61%
Residential adjustable-rate mortgages	277,709	28.36%
Total variable-rate loans	732,151	74.76%
Fixed-rate loans	247,122	25.24%
Total loans	$979,273	100.00%

Loan Concentrations

As of December 31, 2008, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

The volume of residential mortgages sold into the secondary market during 2008 was lower than that sold in 2007 due to lower loan demand. This, along with an accounting adjustment for mortgage servicing rights, resulted in lower levels of non-interest income for mortgage origination and servicing. Loans held for sale are carried at the lower of cost or market value, with a balance of $1.3 million at December 31, 2008 compared with $1.8 million at December 31, 2007.

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

Credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual loan officers monitor their loans to ensure appropriate rating assignments and adjustments are made on a timely basis. Risk ratings and quality of the commercial loan portfolio are also assessed on a regular basis by an independent loan review consulting firm. Ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies are also performed. The level of allowance allocable to each risk-rating group is determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon Management’s assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

The other method used to allocate the allowance for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2008, impaired loans with specific reserves totaled $7.6 million (all of these loans were on non-accrual status) and the amount of such reserves was $2.0 million. This compares to impaired loans with specific reserves of $1.3 million at December 31, 2007 (all of these loans were on non-accrual status) and the amount of such reserves was $0.6 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of December 31, 2008. Although the level of the allowance for loan losses is lower than the average of the Bank’s peers as a percentage of total loans, Management views the level of the allowance for loan losses as adequate as a result of the relatively high percentage of residential real estate loans in the portfolio in comparison to the peer group’s average and overall credit quality in the portfolio.

The following table reflects the Bank’s allowance for loan losses by category of loan as of December 31, 2008, 2007, 2006, 2005, and 2004. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio. The commercial category includes commercial real estate loans. The percentages represent the proportion of each category to the total amount of loans outstanding at each date.

Dollars in thousands	As of December 31,
	2008		2007		2006		2005		2004
Real estate	$ 757	47%	$ 781	49%	$ 749	51%	$ 798	52%	$ 856	58%
Commercial	6,223	46%	4,678	44%	4,503	42%	3,983	43%	2,509	36%
Consumer	1,144	7%	1,098	7%	1,008	7%	1,043	5%	711	6%
Unallocated	676	-	243	-	104	-	262	-	638	-
Total	$8,800	100%	$6,800	100%	$6,364	100%	$6,086	100%	$4,714	100%

During 2008, a provision of $4.7 million was made to the allowance for loan losses, compared to a provision of $1.4 million in 2007, and $1.3 million in 2006. Given the current weakness in the national economy resulting in a deterioration in asset quality, Management felt it prudent to continue to increase the allowance for loan losses during 2008. Net loans charged off in 2008 were $2.7 million, or 0. 28% of average loans outstanding for the year. This compares to net loan chargeoffs of $1.0 million or 0.11% in 2007 and $1.0 million or 0.13% in 2006. The following table summarizes loan loss allowance activity for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

	Years ended December 31,
Dollars in thousands	2008	2007	2006	2005	2004
Balance at beginning of year	$6,800	$6,364	$6,086	$4,714	$4,200
Acquisition of FNB Bankshares	-	-	-	2,066	-
Loans charged off:
Commercial[1]	2,190	867	851	501	260
Real estate mortgage	159	13	42	270	-
Consumer[2]	592	457	420	281	180
Total	2,941	1,337	1,313	1,052	440
Recoveries on loans previously charged off
Commercial[1]	81	145	93	51	14
Real estate mortgage	4	4	16	-	-
Consumer	156	192	157	107	60
Total	241	341	266	158	74
Net loans charged off	2,700	996	1,047	894	366
Provision for loan losses	4,700	1,432	1,325	200	880
Balance at end of year	$8,800	$6,800	$6,364	$6,086	$4,714
Ratio of net loans charged off to average loans outstanding	0.28%	0.11%	0.13%	0.12%	0.08%
Ratio of allowance for loan losses to total loans outstanding	0.90%	0.74%	0.76%	0.79%	0.99%

1 Includes commercial real estate loans

2 Includes home equity lines of credit

Non-Performing Assets

The Bank’s overall loan delinquency ratio increased to 2.99% at December 31, 2008, versus 2.27% at December 31, 2007. The increase in 2008 was related to the weakening national economy resulting in a deterioration in asset quality. The following table sets forth loans delinquent more than ninety days by category, total loans carried on a non-accrual basis, and income not recognized from non-accrual loans as of December 31, 2008, 2007, 2006, 2005 and 2004.

	As of December 31,
Dollars in thousands	2008	2007	2006	2005	2004
Commercial real estate and business	$ 11,049	$ 2,745	$ 3,390	$ 2,022	$ 1,580
Residential real estate	3,938	2,055	540	934	270
Consumer	2,442	354	302	464	32
Total	$ 17,429	$ 5,154	$ 4,232	$ 3,420	$ 1,882
Non-accrual loans included in above total	$ 12,449	$ 2,867	$ 3,485	$ 3,095	$ 1,601

Income not recognized from non-accrual loans	489	283	396	202	189

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

At December 31, 2008, there were nine properties owned with a net OREO balance of $2.4 million compared to December 31, 2007 when there were two properties owned with a net OREO balance of $0.8 million and December 31, 2006 when there were also two properties owned with a net OREO balance of $1.1 million. Other real estate owned and repossessed assets (OREO) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure.

Funding, Liquidity and Capital Resources

The Company’s principal sources of funding are deposits and borrowed funds from the Federal Home Loan Bank of Boston. The Company has a comprehensive liquidity management program. It maintains adequate funding for its assets by acquiring deposits in its local market as well as through wholesale sources. The Bank’s liquidity position is further supplemented with securities repurchase agreements with certain brokers and $15.0 million in credit lines with correspondent banks.

While the Bank maintains a securities available for sale portfolio to enhance its overall liquidity position, its present policy is not to liquidate securities to meet short-term liquidity needs. Instead, the Bank uses Federal Home Loan Bank advances or securities repurchase agreements for this purpose. At December 31, 2008, the Company had a net unrealized loss of $0.8 million (net of $0.4 million in deferred income taxes) on securities available for sale.

Deposit balances generally increase during the summer and autumn months of each year due to increased seasonal business activity and also fluctuate throughout the year as a result of changes in volume of wholesale certificates of deposit due to variations in rates available from several wholesale funding sources. In 2008, the maximum amount of deposits at any month end was $925.7 million on December 31, 2008.

As of December 31, 2008, the Bank had primary sources of liquidity of $188.4 million, or 14.5% of its assets. It is Management’s opinion that this is adequate. The Bank has established guidelines for liquidity management, with policies and procedures prescribed in its funds management policy. The Bank has not experienced any recent significant deposit trends which would have a material effect on the Bank’s liquidity position.

Deposits

During 2008, total deposits increased by $144.5 million or 18.5%, ending the year at $925.7 million compared to $781.3 million at December 31, 2007. This increase was primarily due to an increase in certificates of deposit. The following table sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% growth
Dollars in thousands	2008	2007	2006	2008 vs. 2007
Demand deposits	$ 63,495	$ 61,678	$ 62,571	2.86%
NOW accounts	105,689	102,083	101,103	3.41%
Money market accounts	123,699	125,370	126,837	-1.35%
Savings	86,018	91,967	102,683	-6.92%
Certificates of deposit	474,517	438,131	396,855	7.67%
Total deposits	$ 853,418	$ 819,229	$ 790,049	4.01%

The average cost of deposits (including non-interest-bearing accounts) was 2.69% for the year ended December 31, 2008, compared to 3.75% for the year ended December 31, 2007 and 3.27% for the year ended December 31, 2006. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2008	2007	2006
NOW	0.63%	0.66%	0.54%
Money market	2.88%	4.82%	4.64%

Savings	0.97%	1.12%	1.09%
Certificates of deposit	3.78%	5.12%	4.60%
Total interest-bearing deposits	2.90%	3.93%	3.55%

Of all certificates of deposit, $484.5 million or 90.2% will mature by December 31, 2009. As of December 31, 2008, the Bank held a total of $290.8 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2008	2007
Within 3 Months	$ 214,491	$ 36,997
3 Months through 6 months	35,475	21,093
6 months through 12 months	22,631	30,139
Over 12 months	18,200	18,726
Total	$ 290,797	$ 106,955

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2008, the Bank’s total FHLB borrowing capacity was $317.8 million, of which $97.4 million was unused. As of December 31, 2008, advances totaled $220.4 million, with a weighted average interest rate of 3.38% and remaining maturities ranging from two days to 16 years. This compares to advances totaling $273.6 million, with a weighted average interest rate of 4.20% and remaining maturities ranging from two days to 16 years, as of December 31, 2007. During 2008, the Bank shifted a portion of its funding from borrowed funds to wholesale certificates of deposit to increase the Bank’s immediate sources of liquidity. The decrease in the weighted average rate paid on borrowed funds in 2008 compared to 2007 is consistent with the interest rate policy and actions of the FOMC.

The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2008 was $48.8 million, compared to $41.1 million on December 31, 2007, and $39.8 million on December 31, 2006. The weighted average rates of these agreements were 2.12% as of December 31, 2008, compared to 3.46% as of December 31, 2007 and 3.60% as of December 31, 2006.

The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2008, 2007, and 2006 were $2.9 million, $2.0 million, and $2.5 million, respectively.

The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $331.7 million at the end of January for the year 2008, $316.7 million at the end of December for the year 2007, and $180.9 million at the end of May for the year 2006. The average amount outstanding during 2008 was $293.7 million with a weighted average interest rate of 3.62%. This compares to an average outstanding amount of $215.4 million with a weighted average interest rate of 4.71% in 2007, and an average outstanding amount of $173.2 million with a weighted average interest rate of 4.49% in 2006. The decline in average cost realized during 2008 is consistent with the interest rate policy and actions of the FOMC.

Capital Resources

Capital at December 31, 2008 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale, stood at 7.07% on December 31, 2008 and 7.22% at December 31, 2007. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2008, the Company had tier-one risk-based capital of 10.11% and tier-two risk-based capital of 11.13%, versus 10.21% and 11.07%, respectively, at December 31, 2007. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.

During 2008, the Company declared cash dividends of $0.185 per share for the first quarter, $0.190 per share for the second quarter, $0.195 per share for the third quarter, and $0.195 per share for the fourth quarter. The Company’s dividend payout ratio was 52.76% of earnings in 2008, 51.49% in 2007, and 48.80% in 2006. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $7.3 million in dividends was declared in 2008 from the Bank to the Company.

In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2009 will be that year’s net income plus $12.3 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. Also, pursuant to restrictions applicable to the Company as a consequence of its participation in the CPP program discussed below, the Company may not increase its dividend above $0.195 per share during the first three years that the CPP shares are outstanding without the consent of the U.S. Treasury.

In 2008, 13,000 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $84,000 and 39,668 shares were issued via employee stock programs and the dividend reinvestment plan during the year for consideration totaling $0.6 million. The Company also purchased 88,764 shares of common stock for total consideration of $1.4 million during the year.

On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program. The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. A pro-forma demonstration of the impact on the Company’s capital ratios as of December 31, 2008, is shown in the following table:

	As of December 31, 2008
	Historical as Presented	Pro-Forma as Approved
Total capital to risk-weighted assets	11.13%	13.97%
Tier 1 capital to risk-weighted assets	10.11%	12.96%
Tier 1 capital to average assets	7.07%	9.06%

Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
In thousands of dollars	2008	2007	2006
Assets
Cash and due from banks	$ 16,281	$ 19,978	$ 21,227
Overnight funds sold	181	-	-
Securities available for sale	37,506	43,652	41,441
Securities to be held to maturity	205,783	158,080	142,374
Loans held for sale (fair value approximates cost)	1,923	623	202
Loans	949,135	873,009	811,665
Allowance for loan losses	(7,607)	(6,634)	(6,176)
Net loans	941,528	866,375	805,489
Accrued interest receivable	6,846	6,697	5,573
Premises and equipment, net of accumulated depreciation	16,228	15,664	16,250
Other real estate owned	1,736	931	902
Goodwill	27,609	27,684	27,684
Other assets	17,812	16,833	17,065
Total Assets	$1,273,433	$1,156,517	$1,078,207

Liabilities & Stockholders' Equity
Demand deposits	$ 63,495	$ 61,678	$ 62,571
NOW deposits	105,689	102,083	101,103
Money market deposits	123,699	125,370	126,837
Savings deposits	86,018	91,967	102,683
Certificates of deposit	364,529	323,367	164,988
Certificates $100M and over	109,988	114,764	231,867
Total deposits	853,418	819,229	790,049
Borrowed funds	293,745	215,403	173,200
Dividends payable	850	739	628
Other liabilities	8,972	9,724	8,571
Total Liabilities	1,156,985	1,045,095	972,448
Shareholders' Equity:
Common stock	97	98	99
Additional paid-in capital	44,214	45,644	46,776
Retained earnings	72,492	65,366	58,275
Accumulated other comprehensive (loss) income
Net unrealized gains (losses) on available-for-sale securities	(87)	574	609
Net unrealized loss on postretirement benefit costs	(268)	(260)	-
Total Stockholders' Equity	116,448	111,422	105,759
Total Liabilities & Stockholders' Equity	$1,273,433	$1,156,517	$1,078,207

Contractual Obligations and Off-Balance Sheet Activities

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2008:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$ 272,074	131,890	50,000	20,000	70,184
Operating leases	1,014	206	376	204	228
Certificates of deposit	536,949	484,486	46,669	5,794	-
Total	$ 810,037	616,582	97,045	25,998	70,412
Unused lines, collateralized by residential real estate	$ 55,370	55,370	-	-	-
Other unused commitments	$ 75,236	75,236	-	-	-
Standby letters of credit	$ 2,687	2,687	-	-	-
Commitments to extend credit	$ 12,496	12,496	-	-	-
Total loan commitments and unused lines of credit	$ 145,789	145,789	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2008, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Capital Purchases

In 2008, the Company made capital purchases totaling $0.8 million. This cost will be amortized over an average of seven years, adding approximately $112,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology. In addition, $3.3 million in computer hardware and software was acquired which the Company intends to place in service during the first quarter of 2009.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to newly enacted Federal legislation will not have a significant impact on the Company’s future operating results or financial condition.

Other Information

Impact of Recently Issued Accounting Standards

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active.” FSP FAS No. 157-3 amended SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. The FSP was effective upon issuance.

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

Effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force (EITF) 06-10: Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF states that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The Company recognized the effect of applying EITF 06-10 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The cumulative effect of the change on retained earnings on the consolidated balance sheet was $215,000 to retained earnings.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a minimum recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2007. The Company implemented FIN 48 during 2008 and it did not have a material impact on the Company’s financial statements.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, and the Company’s market risk is composed primarily of interest rate risk. The Bank’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was -8.95% of total assets, which compares to -12.90% of assets at December 31, 2007. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

The Company’s summarized static gap, as of December 31, 2008, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$ 63,438	$ 88,255	$ 73,195	$ 38,904
Loans held for sale	-	-	-	1,298
Loans	351,460	122,312	350,183	155,318
Other interest-earning assets	-	9,148	-	-
Non-rate-sensitive assets	1,631	-	-	70,602
Total assets	416,529	219,715	423,378	266,122
Interest-bearing deposits	481,273	134,281	52,462	189,321
Borrowed funds	116,886	15,009	70,047	70,132
Non-rate-sensitive liabilities and equity	1,800	5,700	38,000	150,833
Total liabilities and equity	599,959	154,990	160,509	410,286
Period gap	$(183,430)	$ 64,725	$ 262,869	$(144,164)
Percent of total assets	-13.84%	4.88%	19.83%	-10.87%
Cumulative gap (current)	(183,430)	(118,705)	144,164	-
Percent of total assets	-13.84%	-8.95%	10.87%	0.00%

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

The most recent simulation model projects net interest income would increase by approximately 1.8% of stable-rate net interest income if short-term rates fall gradually by one percentage point over the next year, and decrease by approximately 1.2% if short-term rates rise gradually by two percentage points. Both scenarios are within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a move in interest rates of 2.0% up or 1.0% down, in the first year. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.5% in a falling rate scenario and decrease by 6.4% in a rising rate scenario.

The change in net interest income projections between December 31, 2008, and December 31, 2007, is attributable to the change in the Company’s mix of assets and liabilities, as well as lowering of interest rates by the FOMC and the corresponding steepening of the yield curve which occurred in 2007. A summary of the Company’s interest rate risk simulation modeling, as of December 31, 2008 and 2007 is presented in the following table:

Changes in Net Interest Income	2008	2007
Year 1
Projected changes if rates decrease by 1.0%	+1.8%	+4.7%
Projected change if rates increase by 2.0%	-1.2%	-7.3%
Year 2
Projected changes if rates decrease by 1.0%	-.0.5%	+15.8%
Projected change if rates increase by 2.0%	-6.4%	-15.0%

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

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2008, the Company was using interest rate caps for interest rate risk management to mitigate its exposure to deterioration of net interest income in a rising rate environment.

Management believes that the current level of interest rate risk is acceptable as of December 31, 2008. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2008, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure.

ITEM 8. Financial Statements and Supplemental Data

Consolidated Balance Sheets

The First Bancorp, Inc. and Subsidiary

As of December 31,	2008	2007 (restated for change in accounting principle)
Assets
Cash and cash equivalents	$ 16,856,000	$ 17,254,000
Securities available for sale	27,765,000	40,461,000
Securities to be held to maturity, fair value of $229,460,000 at December 31, 2008, and $181,132,000 at December 31, 2007	234,767,000	181,354,000
Loans held for sale	1,298,000	1,817,000
Loans	979,273,000	920,164,000
Less allowance for loan losses	8,800,000	6,800,000
Net loans	970,473,000	913,364,000
Accrued interest receivable	5,783,000	6,585,000
Premises and equipment, net	16,028,000	16,481,000
Other real estate owned	2,428,000	827,000
Goodwill	27,684,000	27,684,000
Other assets	22,662,000	17,423,000
Total assets	$1,325,744,000	$ 1,223,250,000
Liabilities
Demand deposits	$ 68,399,000	$ 60,637,000
NOW deposits	108,188,000	101,680,000
Money market deposits	129,333,000	124,033,000
Savings deposits	82,867,000	86,611,000
Certificates of deposit under $100,000	246,152,000	301,364,000
Certificates of deposit $100,000 or more	290,797,000	106,955,000
Total deposits	925,736,000	781,280,000
Borrowed funds	272,074,000	316,719,000
Other liabilities	10,753,000	12,798,000
Total liabilities	1,208,563,000	1,110,797,000
Commitments and contingent liabilities (notes 13, 15, 19 and 20)
Shareholders’ equity
Common stock, one cent par value	97,000	97,000
Additional paid-in capital	44,117,000	44,762,000
Retained earnings	74,057,000	67,432,000
Accumulated other comprehensive (loss) income
Net unrealized (loss) gain on securities available for sale, net of tax benefit of $441,000 in 2008 and net of tax of $234,000 in 2007	(819,000)	436,000
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $146,000 in 2008 and $147,000 in 2007	(271,000)	(274,000)
Total shareholders’ equity	117,181,000	112,453,000
Total liabilities and shareholders’ equity	$ 1,325,744,000	$ 1,223,250,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,696,397	9,732,493
Number of shares outstanding	9,696,397	9,732,493
Book value per share	$12.09	$11.58
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Income

The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2008	2007	2006
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,245,000 in 2008, $1,179,000 in 2007, and $975,000 in 2006)	$58,079,000	$60,585,000	$54,585,000
Interest on deposits with other banks	3,000	-	64,000
Interest and dividends on investments (includes tax-exempt income of $2,820,000 in 2008, $2,685,000 in 2007, and $2,703,000 in 2006)	13,290,000	11,136,000	9,555,000
Total interest and dividend income	71,372,000	71,721,000	64,204,000
Interest expense
Interest on deposits	23,000,000	29,745,000	25,804,000
Interest on borrowed funds	10,669,000	10,140,000	7,785,000
Total interest expense	33,669,000	39,885,000	33,589,000
Net interest income	37,703,000	31,836,000	30,615,000
Provision for loan losses	4,700,000	1,432,000	1,325,000
Net interest income after provision for loan losses	33,003,000	30,404,000	29,290,000
Non-interest income
Fiduciary and investment management income	1,475,000	1,737,000	1,951,000
Service charges on deposit accounts	2,837,000	2,740,000	2,752,000
Net securities gains	-	2,000	18,000
Mortgage origination and servicing income	145,000	589,000	503,000
Other operating income	5,189,000	5,077,000	5,082,000
Total non-interest income	9,646,000	10,145,000	10,306,000
Non-interest expense
Salaries and employee benefits	11,333,000	11,037,000	10,826,000
Occupancy expense	1,518,000	1,438,000	1,421,000
Furniture and equipment expense	2,005,000	1,944,000	2,124,000
Net securities losses	89,000	-	-
Amortization of core deposit intangible	283,000	283,000	283,000
Other operating expenses	7,766,000	7,481,000	7,785,000
Total non-interest expense	22,994,000	22,183,000	22,439,000
Income before income taxes	19,655,000	18,366,000	17,157,000
Income tax expense	5,621,000	5,265,000	4,862,000
Net income	$ 14,034,000	$13,101,000	$12,295,000
Earnings per common share
Basic earnings per share	$ 1.45	$ 1.34	$ 1.25
Diluted earnings per share	1.44	1.34	1.25
Cash dividends declared per share	0.765	0.690	0.610
Weighted average number of shares outstanding	9,701,379	9,787,287	9,816,307
Incremental shares	18,952	25,731	49,476
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity

The First Bancorp, Inc. and Subsidiary

	Number of common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2005	9,832,777	$ 99,000	$47,718,000	$54,901,000	$ 734,000	$103,452,000
Net income	-	-	-	12,295,000	-	12,295,000
Net unrealized loss on securities available for sale, net of tax benefit of $3,000	-	-	-	-	(38,000)	(38,000)
Initial application of Statement No. 158, net of tax benefit of $190,000	-	-	-	-	(352,000)	(352,000)
Comprehensive income	-	-	-	12,295,000	(390,000)	11,905,000
Cash dividends declared	-	-	-	(5,983,000)	-	(5,983,000)
Equity compensation expense	-	-	60,000	-	-	60,000
Payment to repurchase common stock	(179,176)	(1,000)	(3,051,000)	-	-	(3,052,000)
Proceeds from sale of common stock	117,191	-	860,000	-	-	860,000
Tax benefit of disqualifying disposition of stock option shares	-	-	-	85,000	-	85,000
Balance at December 31, 2006	9,770,792	98,000	45,587,000	61,298,000	344,000	107,327,000
Net income	-	-	-	13,101,000	-	13,101,000
Net unrealized loss on securities available for sale, net of tax benefit of $100,000	-	-	-	-	(260,000)	(260,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $42,000	-	-	-	-	78,000	78,000
Comprehensive income	-	-	-	13,101,000	(182,000)	12,919,000
Cash dividends declared	-	-	-	(6,752,000)	-	(6,752,000)
Equity compensation expense	-	-	59,000	-	-	59,000
Payment to repurchase common stock	(109,860)	(1,000)	(1,686,000)	-	-	(1,687,000)
Proceeds from sale of common stock	71,561	-	802,000	-	-	802,000
Balance at December 31, 2007 (as previously stated)	9,732,493	$ 97,000	$ 44,762,000	$67,647,000	$ 162,000	$112,668,000
Change in accounting for split dollar life insurance arrangements	-	-	-	(215,000)	-	(215,000)
Balance at December 31, 2007 (restated)	9,732,493	$ 97,000	$ 44,762,000	$67,432,000	$ 162,000	$112,453,000
Net income	-	-	-	14,034,000	-	14,034,000
Net unrealized loss on securities available for sale, net of tax benefit of $675,000	-	-	-	-	(1,255,000)	(1,255,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $1,000	-	-	-	-	3,000	3,000
Comprehensive income	-	-	-	14,034,000	(1,252,000)	12,782,000
Cash dividends declared	-	-	-	(7,416,000)	-	(7,416,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Payment to repurchase common stock	(88,764)	-	(1,414,000)	-	-	(1,414,000)
Proceeds from sale of common stock	52,668	-	732,000	-	-	732,000
Tax benefit of disqualifying disposition of stock option shares	-	-	-	7,000	-	7,000
Balance at December 31, 2008	9,696,397	$ 97,000	$ 44,117,000	$74,057,000	$ (1,090,000)	$117,181,000
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities
Net income	$14,034,000	$13,101,000	$12,295,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,232,000	1,224,000	1,400,000
Change in deferred income taxes	(1,039,000)	(464,000)	(424,000)
Provision for loan losses	4,700,000	1,432,000	1,325,000
Loans originated for resale	(19,199,000)	(24,081,000)	(17,435,000)
Proceeds from sales of loans	19,718,000	22,724,000	16,975,000
Net (gain) loss on sale of other real estate owned	-	20,000	(10,000)
Net (gain) loss on sale of premises and equipment	17,000	(34,000)	-
Equity compensation expense	37,000	59,000	60,000
Net (gain) loss on sale or call of securities	89,000	(2,000)	(18,000)
Net change in other assets and accrued interest receivable	(1,627,000)	(926,000)	(1,444,000)
Net change in other liabilities	(1,933,000)	486,000	2,542,000
Amortization of investment in limited partnership	84,000	-	-
Net accretion of discounts on investments	(5,475,000)	(2,996,000)	(253,000)
Net acquisition amortization	239,000	228,000	252,000
Provision for losses on other real estate owned	-	56,000	269,000
Net cash provided by operating activities	10,877,000	10,827,000	15,534,000
Cash flows from investing activities
Proceeds from sales of securities available for sale	14,192,000	179,000	218,000
Proceeds from maturities, payments, calls of securities available for sale	3,551,000	8,883,000	9,801,000
Proceeds from maturities, payments, calls of securities held to maturity	106,450,000	90,261,000	20,040,000
Proceeds from sales of other real estate owned	-	978,000	561,000
Purchases of securities available for sale	(6,836,000)	(4,983,000)	(58,000)
Investment in limited partnership	(1,700,000)	-	-
Purchases of securities to be held to maturity	(154,618,000)	(133,008,000)	(26,339,000)
Net increase in loans	(63,410,000)	(83,804,000)	(68,961,000)
Capital expenditures	(796,000)	(2,108,000)	(872,000)
Proceeds from sale of premises and equipment	-	282,000	339,000
Net cash used in investing activities	(103,167,000)	(123,320,000)	(65,271,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	15,826,000	(24,102,000)	(11,415,000)
Net increase in certificates of deposit	128,651,000	231,000	102,837,000
Advances on long-term borrowings	50,000,000	100,000,000	30,000,000
Repayments on long-term borrowings	-	(62,000,000)	-
Net increase (decrease) in short-term borrowings	(94,622,000)	98,880,000	(65,304,000)
Payments to repurchase common stock	(1,414,000)	(1,687,000)	(3,052,000)
Proceeds from sale of common stock	732,000	802,000	860,000
Dividends paid	(7,281,000)	(6,565,000)	(5,983,000)
Net cash provided by financing activities	91,892,000	105,559,000	47,943,000
Net decrease in cash and cash equivalents	(398,000)	(6,934,000)	(1,794,000)
Cash and cash equivalents at beginning of year	17,254,000	24,188,000	25,982,000
Cash and cash equivalents at end of year	$16,856,000	$17,254,000	$24,188,000
Interest paid	$34,558,000	$39,265,000	$32,934,000
Income taxes paid	7,111,000	5,919,000	4,443,000
Non-cash transactions:
Transfer from loans to other real estate owned	1,601,000	737,000	1,964,000
Net decrease in unrealized gain on securities available for sale	1,930,000	360,000	41,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Nature of Operations

The First Bancorp, Inc. (the “Company”) through its wholly-owned subsidiary, The First, N.A. (“the Bank”), provides a full range of banking services to individual and corporate customers from fourteen offices in coastal Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services. At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed to The First Bancorp, Inc. from First National Lincoln Corporation.

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

Goodwill and Identified Intangible Assets

Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2008, 2007 and 2006 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2008, the Company determined goodwill and other intangible assets were not impaired. Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss),which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, and unrealized gains and (loss) related to post-retirement benefit costs, net of tax, is disclosed in the consolidated statements of changes in shareholders’ equity.

Segments

The First Bancorp, Inc., through the branches of its subsidiary, The First, N.A., provides a broad range of financial services to individuals and companies in coastal Maine. These services include demand, time, and savings deposits; lending; credit card servicing; ATM processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company’s banking operations are considered by Management to be aggregated in one reportable operating segment.

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

Stock Options

The Company established a shareholder-approved stock option plan in 1995, under which the Company may grant options to its employees for up to 600,000 shares of common stock. The Company believes that such awards align the interests of its employees with those of its shareholders. Only incentive stock options may be granted under the plan. The exercise price of each option grant is determined by the Options Committee of the Board of Directors, and in no instance shall be less than the fair market value on the date of the grant. An option’s maximum term is ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under this plan had been granted.

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $37,000, $59,000 and $60,000 in compensation cost was included in the Company’s financial statements for 2008, 2007 and 2006, respectively. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 2.0 years is $74,000 for 21,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of December 31, 2008.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	21,000	$4.41
Granted in 2008	-	-
Vested in 2008	-	-
Forfeited in 2008	-	-
Non-vested at December 31, 2008	21,000	$4.41

During 2008, 13,000 options were exercised, with total proceeds paid to the Company of $84,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $115,000. A summary of the status of the Company’s Stock Option Plan as of December 31, 2008, and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	89,500	$ 12.28
Granted in 2008	-	-
Vested in 2008	-	-
Exercised in 2008	(13,000)	6.43
Forfeited in 2008	-	-
Outstanding at December 31, 2008	76,500	$ 13.27	4.1	$ 506,000
Exercisable at December 31, 2008	55,500	$ 11.49	3.4	$ 466,000

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2008 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $706,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2008	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$ 900,000	$ 22,000	$ -	$ 922,000
State and political subdivisions	8,571,000	339,000	-	8,910,000
Corporate securities	4,566,000	-	(1,589,000)	2,977,000
Federal Home Loan Bank stock	14,031,000	-	-	14,031,000
Federal Reserve Bank stock	662,000	-	-	662,000
Other equity securities	295,000	2,000	(34,000)	263,000
	$ 29,025,000	$ 363,000	$(1,623,000)	$ 27,765,000
Securities to be held to maturity
U.S. Treasury and agency	$110,513,000	$ 74,000	$(5,871,000)	$104,716,000
Mortgage-backed securities	60,774,000	640,000	(297,000)	61,117,000
State and political subdivisions	62,330,000	952,000	(684,000)	62,598,000
Corporate securities	1,150,000	-	(121,000)	1,029,000
	$234,767,000	$1,666,000	$(6,973,000)	$229,460,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2007	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$ 1,309,000	$ 40,000	$ (27,000)	$ 1,322,000
State and political subdivisions	10,524,000	331,000	-	10,855,000
Corporate securities	14,393,000	638,000	(304,000)	14,727,000
Federal Home Loan Bank stock	12,569,000	-	-	12,569,000
Federal Reserve Bank stock	662,000	-	-	662,000
Other equity securities	334,000	5,000	(13,000)	326,000
	$ 39,791,000	$ 1,014,000	$ (344,000)	$ 40,461,000
Securities to be held to maturity
U.S. Treasury and agency	$ 95,009,000	$ 189,000	$ (935,000)	$ 94,263,000
Mortgage-backed securities	30,786,000	219,000	(354,000)	30,651,000
State and political subdivisions	53,914,000	731,000	(81,000)	54,564,000
Corporate securities	1,645,000	9,000	-	1,654,000
	$ 181,354,000	$ 1,148,000	$ (1,370,000)	$ 181,132,000

The following table summarizes the contractual maturities of investment securities at December 31, 2008:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 1,063,000	$ 935,000	$ 935,000	$ 936,000
Due in 1 to 5 years	5,251,000	4,408,000	7,210,000	7,369,000
Due in 5 to 10 years	5,935,000	6,162,000	21,856,000	22,199,000
Due after 10 years	1,788,000	1,304,000	204,766,000	198,956,000
Equity securities	14,988,000	14,956,000	-	-
	$29,025,000	$27,765,000	$234,767,000	$229,460,000

At December 31, 2008, securities with a fair value of $153,560,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $139,108,000, as of December 31, 2007 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2008, 2007 and 2006:

	2008	2007	2006
Proceeds from sales	$14,192,000	$179,000	$218,000
Gross gains	$ 123,000	$ 2,000	$ 18,000
Gross losses	(212,000)	-	-
Net gain (loss)	$ (89,000)	$ 2,000	$ 18,000
Related income taxes	$ (31,000)	$ 1,000	$ 6,000

Management reviews securities with unrealized losses for other than temporary impairment. Federal Home Loan Bank stock and Federal Reserve Bank stock have been evaluated for impairment. As of December 31, 2008, there were 97 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 29 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment. Information regarding securities temporarily impaired as of December 31, 2008 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2008	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$64,951,000	$(4,610,000)	$10,043,000	$(1,261,000)	$74,994,000	$(5,871,000)
Mortgage-backed securities	12,498,000	(110,000)	3,534,000	(187,000)	16,032,000	(297,000)
State and political subdivisions	13,592,000	(573,000)	2,165,000	(111,000)	15,757,000	(684,000)
Corporate securities	1,821,000	(187,000)	1,709,000	(1,523,000)	3,530,000	(1,710,000)
Other equity securities	-	-	32,000	(34,000)	32,000	(34,000)
	$92,862,000	$(5,480,000)	$17,483,000	$(3,116,000)	$110,345,000	$(8,596,000)

As of December 31, 2007, there were 74 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 50 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of December 31, 2007 is summarized below:

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

Note 4. Loan Servicing

At December 31, 2008 and 2007, the Bank serviced loans for others totaling $168,242,000 and $168,001,000, respectively. Net gains from the sale of loans totaled $249,000 in 2008, $333,000 in 2007, and $222,000 in 2006.

In 2008, mortgage servicing rights of $201,000 were capitalized or acquired, and amortization for the year totaled $366,000. After deducting for an impairment reserve of $368,000 at December 31, 2008, mortgage servicing rights had a fair value of $311,000, which is included in other assets. In 2007, mortgage servicing rights of $325,000 were capitalized or acquired, and amortization for the year totaled $471,000. After deducting for an impairment reserve of $11,000 at December 31, 2007, mortgage servicing rights had a fair value of $832,000, which is included in other assets.

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2008, the prepayment assumption using the PSA model was 549, which translates into an anticipated prepayment rate of 32.95%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 9.42%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Note 5 – Derivative Financial Instruments

During 2007, the Bank purchased an interest rate protection agreement (cap) as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on money-market deposits. The premium paid for the cap is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income. The Bank documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The cap is designated and qualifies as a cash flow hedge, and thus is recorded at fair value. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, provides that a cash flow hedge is effective to the extent the variability in its cash flows offsets the variability in the cash flows of the hedged item, in this case the increase in cost of money market deposits. Management has determined that the hedge relationship is 100 percent effective. The amortized cost of the cap was $24,000 and $51,000 at December 31, 2008 and 2007, respectively, and is recorded on the balance sheet. This approximates the fair value of the derivative, and as a result, no unrealized gain or loss, net of applicable income taxes, is recorded in other comprehensive loss in the statement of changes in shareholders’ equity for the year ended December 31, 2008 and 2007.

Note 6. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2008 and 2007:

As of December 31,	2008	2007
Real estate loans
Residential	$ 455,753,000	$ 442,407,000
Commercial	172,492,000	119,675,000
Commercial and industrial loans	245,224,000	251,489,000
State and municipal loans	36,279,000	34,785,000
Consumer loans	67,642,000	66,539,000
Residential construction loans	1,883,000	5,269,000
Total loans	$ 979,273,000	$ 920,164,000

Loan balances include net deferred loan costs of $1,369,000 in 2008 and $1,303,000 in 2007. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $356,964,000 and $349,797,000 in 2008 and 2007, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

At December 31, 2008 and 2007, loans on non-accrual status totaled $12,449,000 and $2,867,000, respectively. As of December 31, 2008, 2007 and 2006, interest income which would have been recognized on these loans, if interest had been accrued, was $489,000, $283,000, and $396,000, respectively. Loans past due greater than 90 days which are accruing interest totaled $4,980,000 at December 31, 2008 and $2,287,000 at December 31, 2007. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Transactions in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

For the years ended December 31,	2008	2007	2006
Balance at beginning of year	$ 6,800,000	$ 6,364,000	$ 6,086,000
Provision charged to operating expenses	4,700,000	1,432,000	1,325,000
	11,500,000	7,796,000	7,411,000
Loans charged off	(2,941,000)	(1,337,000)	(1,313,000)
Recoveries on loans	241,000	341,000	266,000
Net loans charged off	(2,700,000)	(996,000)	(1,047,000)
Balance at end of year	$ 8,800,000	$ 6,800,000	$ 6,364,000

Information regarding impaired loans is as follows:

As of December 31,	2008	2007	2006
Average investment in impaired loans	$ 6,199,000	$ 2,427,000	$ 3,391,000
Interest income recognized on impaired loans, all on cash basis	24,000	163,000	99,000

As of December 31,	2008	2007
Balance of impaired loans	$ 12,449,000	$ 2,867,000
Less portion for which no allowance for loan losses is allocated	(4,805,000)	(1,589,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$ 7,644,000	$ 1,278,000
Portion of allowance for loan losses allocated to the impaired loan balance	$ 1,957,000	$ 560,000

Loans to directors, officers and employees totaled $37,876,000 at December 31, 2008 and $34,510,000 at December 31, 2007. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2008	2007
Balance at beginning of year	$ 20,886,000	$ 18,695,000
New loans	12,245,000	10,021,000
Repayments	(9,235,000)	(7,830,000)
Balance at end of year	$ 23,896,000	$ 20,886,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2008	2007
Land	$ 3,556,000	$ 3,837,000
Land improvements	636,000	602,000
Buildings	13,788,000	13,115,000
Equipment	6,348,000	6,082,000
	24,328,000	23,636,000
Less accumulated depreciation	8,300,000	7,155,000
	$ 16,028,000	$ 16,481,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2008	2007
Real estate acquired in settlement of loans	$ 2,428,000	$ 827,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2008	2007	2006
Balance at beginning of year	$ 325,000	$ 269,000	$ -
Losses charged to allowance	-	-	-
Provision charged to operating expenses	-	56,000	269,000
Balance at end of year	$ 325,000	$ 325,000	$ 269,000

Note 9. Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. As part of the acquisition, the Company issued 2.35 shares of its common stock to the shareholders of FNB in exchange for each of the 1,048,814 shares of the common stock outstanding of FNB. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net tangible assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2008	2007	2006
Federal income tax
Current	$ 6,415,000	$ 5,500,000	$ 5,075,000
Deferred	(1,039,000)	(464,000)	(424,000)
	5,376,000	5,036,000	4,651,000
State franchise tax	245,000	229,000	211,000
	$ 5,621,000	$ 5,265,000	$ 4,862,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2008	2007	2006
Expected tax expense	$ 6,879,000	$ 6,428,000	$ 6,005,000
Non-taxable income	(1,364,000)	(1,244,000)	(1,209,000)
State franchise tax, net of federal tax benefit	159,000	149,000	137,000
Tax credits, net of amortization	(100,000)	-	-
Other	47,000	(68,000)	(71,000)
	$ 5,621,000	$ 5,265,000	$ 4,862,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2008 and 2007 are as follows:

	2008	2007
Allowance for loan losses	$3,080,000	$2,328,000
Other real estate owned	114,000	114,000
Assets related to FNB acquisition	9,000	24,000
Accrued pension and post-retirement	1,139,000	1,087,000
Unrealized loss on securities available for sale	441,000	-
Other assets	75,000	120,000
Total deferred tax asset	4,858,000	3,673,000
Net deferred loan costs	(578,000)	(529,000)
Depreciation	(1,422,000)	(1,490,000)
Unrealized gain on securities available for sale	-	(234,000)
Mortgage servicing rights	(109,000)	(291,000)
Core deposit intangible	(600,000)	(699,000)
Liabilities related to FNB acquisition	(32,000)	(52,000)
Other liabilities	(35,000)	(8,000)
Total deferred tax liability	(2,776,000)	(3,303,000)
Net deferred tax asset	$2,082,000	$370,000

At December 31, 2008, the Company held an investment in a limited partnership with related New Market Tax Credits. This investment is carried at cost and amortized on the effective yield method. The tax credit from this investment is estimated at $154,000 for the year ended December 31, 2008, and is recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership for the year ended December 31, 2008 totaled $84,000 and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of this investment at December 31, 2008 amounts to $1,616,000, which is recorded in other assets. The Company's total exposure to this limited partnership at December 31, 2008 was $5,516,000, which is comprised of the Company's equity investment in the limited partnership and the balance of a participated loan receivable.

Note 11. Certificates of Deposit

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2009	$211,889,000	$272,597,000	$484,486,000
2010	28,694,000	12,268,000	40,962,000
2011	2,633,000	3,074,000	5,707,000
2012	1,141,000	1,553,000	2,694,000
2013	1,795,000	1,305,000	3,100,000
	$246,152,000	$290,797,000	$536,949,000

Interest on certificates of deposit of $100,000 or more was $6,905,000, $11,885,000, and $11,210,000 in 2008, 2007 and 2006, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers.

Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2008, the Bank’s total FHLB borrowing capacity was $317,796,000, of which $102,612,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2008, had fixed rates of interest until their respective maturity dates. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $15.0 million in credit lines with correspondent banks which are currently not in use.

Borrowed funds at December 31, 2008 and 2007 have the following range of interest rates and maturity dates:

As of December 31, 2008
Federal Home Loan Bank Advances
2009	0.36%	-	5.00%	$80,227,000
2010	4.43%	-	5.41%	50,000,000
2011		-		-
2012			4.39%	10,000,000
2013			3.49%	10,000,000
2014 and thereafter	0.00%	-	3.89%	70,184,000
				220,411,000
Treasury Tax & Loan Notes (rate at December 31, 2008 was 0.00%)			variable	2,864,000
Repurchase agreements
Municipal and commercial customers	1.49%	-	4.75%	48,799,000
				$272,074,000

As of December 31, 2007
Federal Home Loan Bank Advances
2008	3.00%	-	4.94%	$ 156,460,000
2009	4.79%	-	5.00%	27,000,000
2010	4.43%	-	5.41%	50,000,000
2011				-
2012		-	4.39%	10,000,000
2013 and thereafter	0.00%	-	3.89%	30,191,000
				273,651,000
Treasury Tax & Loan Notes (rate at December 31, 2007 was 3.59%)			variable	1,961,000
Repurchase agreements
Municipal and commercial customers	2.71%	-	5.02%	41,107,000
				$316,719,000

Note 13. Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $15,500 of their compensation if under age 50 and $20,500 if over age 50, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2008, 2007, and 2006. The expense related to the 401(k) plan was $356,000, $338,000, and $315,000 in 2008, 2007, and 2006, respectively.

Supplemental Retirement Plan

The Bank also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides supplemental retirement benefits payable in installments over 20 years upon retirement or death. The costs for this plan are recognized over the service periods of the participating officers. The expense of this supplemental plan was $164,000 in 2008, $153,000 in 2007,and $149,000 in 2006. As of December 31, 2008 and 2007, the accrued liability of this plan was $1,265,000 and $1,157,000, respectively.

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

In December 2003, the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act included two features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation and net periodic postretirement benefit costs: a subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000, and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. During 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses employers’ accounting for the effects of the Act and was effective for the Company in 2004. The accounting for the Act will depend on the Company’s assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. The Company’s Plan has not been actuarially determined to be equivalent to Medicare Part D. Accordingly, the impact of applying the FSP has not been reflected in the consolidated financial statements.

The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2008	2007	2006
Change in benefit obligations
Benefit obligation at beginning of year:	$ 1,949,000	$ 2,005,000	$ 1,705,000
Service cost	19,000	20,000	13,000
Interest cost	134,000	136,000	125,000
Benefits paid	(155,000)	(144,000)	(157,000)
Actuarial (gain) loss	43,000	(68,000)	319,000
Benefit obligation at end of year:	$ 1,990,000	$ 1,949,000	$ 2,005,000
Funded status
Benefit obligation at end of year	$(1,990,000)	$(1,949,000)	$ (2,005,000)
Accrued benefit cost	$(1,990,000)	$(1,949,000)	$ (2,005,000)

For the years ended December 31,	2008	2007	2006
Components of net periodic benefit cost
Service cost	$ 19,000	$ 20,000	$ 13,000
Interest cost	134,000	136,000	125,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	(3,000)	(3,000)	(3,000)
Amortization of accumulated losses	21,000	26,000	4,000
Net periodic benefit cost	$ 200,000	$ 208,000	$ 168,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2009 is $157,000. For years ending 2010 through 2013 the estimated amount of benefits to be paid is $163,000, $169,000, $185,000 and $183,000 respectively, and the total estimated amount of benefits to be paid for years ended 2014 through 2018 is $850,000. Plan expense for 2009 is estimated to be $175,000.

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

At December 31,	2008	2007	Portion to Be Recognized in Income in 2009
Unamortized prior service credit	$ 1,000	$ 5,000	$ -
Unamortized net actuarial loss	(297,000)	(276,000)	-
Unrecognized transition obligation	(121,000)	(150,000)	29,000
	(417,000)	(421,000)	29,000
Deferred tax benefit at 35%	146,000	147,000	(10,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$(271,000)	$(274,000)	$ 19,000

Note 14. Shareholders’ Equity

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2008, 463,382 shares had been issued pursuant to these plans, leaving 236,618 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 17,425 in 2008, 17,828 shares in 2007, and 17,410 shares in 2006.

In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2008, 134,388 shares have been issued, leaving 465,612 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 22,243 shares in 2008, 20,233 shares in 2007, and 17,031 shares in 2006.

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

Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2008, 2007 or 2006.

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

As of December 31,	2008	2007
Unused lines, collateralized by residential real estate	$ 55,370,000	$ 55,694,000
Other unused commitments	75,236,000	56,904,000
Standby letters of credit	2,687,000	2,594,000
Commitments to extend credit	12,496,000	15,098,000
Total	$145,789,000	$ 130,290,000

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

Note 16. Earnings Per Share

The following tables provide detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2008
Net income as reported	$ 14,034,000
Basic EPS: Income available to common shareholders	14,034,000	9,701,379	$ 1.45
Effect of dilutive securities: incentive stock options		18,952
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 14,034,000	9,720,331	$ 1.44
For the year ended December 31, 2007
Net income as reported	$ 13,101,000
Basic EPS: Income available to common shareholders	$ 13,101,000	9,787,287	$ 1.34
Effect of dilutive securities: incentive stock options		25,731
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 13,101,000	9,813,018	$ 1.34
For the year ended December 31, 2006
Net income as reported	$ 12,295,000
Basic EPS: Income available to common shareholders	$ 12,295,000	9,816,307	$ 1.25
Effect of dilutive securities: incentive stock options		49,476
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 12,295,000	9,865,783	$ 1.25

All earnings per share calculations have been made using the weighted average number of shares outstanding for each year. All of the dilutive securities are incentive stock options granted to certain key members of Management. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options were exercisable at each year end.

Note 17 – Fair Value Disclosures

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

Under Statement of Financial Accounting No. 157, Fair Value Measurements, the Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

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

The most significant instruments that the Company fair values include securities and derivative instruments, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Derivative instruments are priced by independent providers using observable market assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and credit valuation adjustments.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008.

At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 27,765	$ -	$ 27,765
Derivative financial instruments	-	24	-	24
Total Assets	$ -	$ 27,789	$ -	$ 27,789

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

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $325,000. Impaired loans are presented net of their related specific allowance for loan losses of $1,957,000.

	At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 311	$ -	$ 311
Loans held for sale	-	1,298	-	1,298
Other real estate owned	-	2,428	-	2,428
Impaired loans	-	10,492	-	10,492
Total Assets	$ -	$ 14,529	$ -	$ 14,529

SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values for financial instruments as of December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$ 16,856,000	$ 16,856,000	$ 17,254,000	$17,254,000
Securities available for sale	27,765,000	27,765,000	40,461,000	40,461,000
Securities to be held to maturity	234,767,000	229,460,000	181,354,000	181,132,000
Loans held for sale	1,298,000	1,298,000	1,817,000	1,817,000
Loans (net of allowance for loan losses)	970,473,000	994,560,000	913,364,000	908,190,000
Cash surrender value of life insurance	9,148,000	9,148,000	8,804,000	8,804,000
Accrued interest receivable	5,783,000	5,783,000	6,585,000	6,585,000
Interest rate cap	24,000	24,000	51,000	51,000
Financial liabilities
Deposits	$ 925,736,000	$ 904,926,000	$ 781,280,000	$687,739,000
Borrowed funds	272,074,000	290,336,000	316,719,000	317,288,000
Accrued interest payable	1,322,000	1,322,000	2,212,000	2,212,000

The fair value estimates, methods, and assumptions for the Company’s financial instruments are set forth below.

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

Note 18. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2008	2007	2006
Other operating income
Merchant discount fees	$ 2,433,000	$ 2,528,000	$ 2,507,000
ATM income	1,156,000	971,000	771,000
Other operating expense
Merchant interchange fees	$ 2,358,000	$ 2,427,000	$ 2,393,000

Note 19. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2009 will be 2009 earnings plus retained earnings of $12,279,000 from 2008 and 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital and Tier 2 or total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2008
Tier 2 capital to	$97,454,000	$70,243,000	$87,804,000
risk-weighted assets	11.10%	8.00%	10.00%
Tier 1 capital to	$88,554,000	$35,122,000	$52,682,000
risk-weighted assets	10.09%	4.00%	6.00%
Tier 1 capital to	$88,554,000	$51,311,000	$64,139,000
average assets	6.90%	4.00%	5.00%
As of December 31, 2007
Tier 2 capital to	$88,775,000	$64,628,000	$80,785,000
risk-weighted assets	10.99%	8.00%	10.00%
Tier 1 capital to	$81,875,000	$32,314,000	$48,471,000
risk-weighted assets	10.13%	4.00%	6.00%
Tier 1 capital to	$81,875,000	$46,883,000	$58,604,000
average assets	6.99%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2008
Tier 2 capital to	$97,649,000	$70,218,000	n/a
risk-weighted assets	11.13%	8.00%	n/a
Tier 1 capital to	$88,749,000	$35,109,000	n/a
risk-weighted assets	10.11%	4.00%	n/a
Tier 1 capital to	$88,749,000	$50,204,000	n/a
average assets	7.07%	4.00%	n/a
As of December 31, 2007
Tier 2 capital to	$89,470,000	$64,667,000	n/a
risk-weighted assets	11.07%	8.00%	n/a
Tier 1 capital to	$82,570,000	$32,334,000	n/a
risk-weighted assets	10.21%	4.00%	n/a
Tier 1 capital to	$82,570,000	$45,771,000	n/a
average assets	7.22%	4.00%	n/a

Note 20. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 21. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2008	2007
Assets
Cash and cash equivalents	$ 213,000	$ 369,000
Dividends receivable	1,800,000	1,750,000
Investments	123,000	171,000
Investment in subsidiary	89,323,000	84,163,000
Premises and equipment	-	350,000
Goodwill	27,559,000	27,559,000
Other assets	64,000	67,000
Total assets	$ 119,082,000	$ 114,429,000
Liabilities and shareholders’ equity
Dividends payable	$ 1,891,000	$ 1,752,000
Other liabilities	10,000	10,000
Total liabilities	1,901,000	1,762,000
Shareholders’ equity
Common stock	97,000	97,000
Additional paid-in capital	44,117,000	44,762,000
Retained earnings	73,259,000	68,088,000
Accumulated other comprehensive loss
Net unrealized loss on available for sale securities, net of tax benefit of $11,000 in 2008 and $3,000 in 2007	(21,000)	(6,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $146,000 in 2008 and $147,000 in 2007	(271,000)	(274,000)
Total accumulated other comprehensive loss	(292,000)	(280,000)
Total shareholders’ equity	117,181,000	112,667,000
Total liabilities and shareholders’ equity	$ 119,082,000	$ 114,429,000

Statements of Income

For the years ended December 31,	2008	2007	2006
Investment income	$ 11,000	$ 28,000	$ 36,000
Other income	-	26,000	-
Other expense	136,000	179,000	120,000
Loss before Bank earnings	(125,000)	(125,000)	(84,000)
Equity in earnings of Bank
Remitted	7,281,000	7,825,000	7,485,000
Unremitted	6,878,000	5,401,000	4,894,000
Net income	$ 14,034,000	$ 13,101,000	$ 12,295,000

Statements of Cash Flows

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$ 14,034,000	$ 13,101,000	$ 12,295,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,000	1,000	2,000
Net realized loss on sale of securities	24,000	-	-
Equity compensation expense	37,000	59,000	60,000
(Increase) decrease in other assets	(38,000)	(134,000)	386,000
Increase (decrease) in other liabilities	278,000	(73,000)	(619,000)
Gain on sale of real estate	-	(27,000)	-
Unremitted earnings of Bank	(6,878,000)	(5,401,000)	(4,894,000)
Net cash provided by operating activities	7,459,000	7,526,000	7,230,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	-	251,000	-
Capital expenditures	-	(350,000)	-
Net cash used in investing activities	-	(99,000)	-
Cash flows from financing activities:
Proceeds from sale of real estate	348,000	250,000	-
Payments to purchase common stock	(1,414,000)	(1,687,000)	(3,052,000)
Proceeds from sale of common stock	732,000	802,000	860,000
Dividends paid	(7,281,000)	(6,565,000)	(5,983,000)
Net cash used in financing activities	(7,615,000)	(7,200,000)	(8,175,000)
Net increase (decrease) in cash and cash equivalents	(156,000)	227,000	(945,000)
Cash and cash equivalents at beginning of year	369,000	142,000	1,087,000
Cash and cash equivalents at end of year	$ 213,000	$ 369,000	$ 142,000

Note 22. New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures. In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active.” FSP FAS No. 157-3 amended SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. The FSP was effective upon issuance.

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

Effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force (EITF) 06-10: Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF states that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The Company recognized the effect of applying EITF 06-10 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The cumulative effect of the change on retained earnings on the consolidated balance sheet was $215,000 to retained earnings.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a minimum recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2007. The Company implemented FIN 48 during 2008 and it did not have a material impact on the Company’s financial statements.

Note 23. Subsequent Events

On January 9, 2009, the Company received $25 million from a preferred stock investment by the U.S. Treasury under the Capital Purchase Program (the “CPP Shares”) at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.

The impact on the Company’s capital ratios as of December 31, 2008, is shown in the following table:

	As of December 31, 2008
	Historical as Presented	Pro-Forma as Approved
Total capital to risk-weighted assets	11.13%	13.97%
Tier 1 capital to risk-weighted assets	10.11%	12.96%
Tier 1 capital to average assets	7.07%	9.06%

The Company may redeem the CPP Shares during the first three years only with the proceeds the Company receives from the sale for cash of other Tier 1 qualifying perpetual preferred or common stock that results in aggregate gross proceeds to the Company of not less than 25% of the issue price of the CPP Shares. After three years, the Company could redeem the CPP Shares at its option, in whole or in part, at any time using any funds available to the Company. Any redemption would be subject to the prior approval of the Federal Reserve Bank of Boston. The CPP Shares would be “perpetual” preferred stock, which means that neither Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.

During the first three years following the Company’s sale of the CPP Shares, the Company will be required to obtain Treasury’s consent to increase the dividend per share paid on the Company’s common stock unless the Company had redeemed the CPP Shares in full or Treasury had transferred all of the CPP Shares to other parties. Also during the first three years following the Company’s sale of the CPP Shares, the Company would be required to obtain Treasury’s consent in order to repurchase any shares of its outstanding stock of any type (other than purchases of common stock or preferred stock ranking junior to the CPP Shares in the ordinary course of the Company’s business and consistent with the Company’s past practices in connection with a benefit plan) unless the Company had redeemed the CPP Shares in full or Treasury had transferred all of the CPP Shares to other parties.

As a condition to Treasury’s purchase of the CPP Shares, during the time that Treasury holds any equity or debt instrument the Company issued, the Company will be required to comply with certain restrictions and other requirements relating to the compensation of the Company’s chief executive officer, chief financial officer and three other most highly compensated executive officers. These restrictions include a prohibition on severance payments to those executive officers upon termination of their employment and a $500,000 limit on the tax deductions the Company can take for compensation expense for each of those executive officers in a single year as well as a prohibition on bonus compensation to such officers other than limited amounts of long-term restricted stock.

In conjunction with the sale of the CPP shares, the Company also issued warrants (“Warrants”) to Treasury giving it the right to purchase from the Company 225,904 shares of the Company’s common stock equal at a price of $16.60 per share. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares.

Note 24. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands	2007Q1	2007Q2	2007Q3	2007Q4	2008Q1	2008Q2	2008Q3	2008Q4
Balance Sheets
Cash	$ 21,103	$ 21,349	$ 27,339	$ 17,254	$ 15,837	$ 19,997	$ 21,667	$ 16,856
Investments	178,390	200,170	219,855	221,815	232,878	246,378	261,057	262,532
Net loans	840,279	870,550	886,274	913,364	928,887	946,267	953,797	971,771
Other assets	68,849	69,128	69,111	70,817	70,606	72,731	74,636	84,585
Total assets	$1,108,621	$1,161,197	$1,202,579	$1,223,250	$1,248,208	$1,285,373	$1,311,157	$1,325,744
Deposits	$ 824,761	$ 851,090	$ 811,395	$ 781,280	$ 826,477	$ 842,120	$ 918,856	$ 925,736
Borrowed funds	162,512	188,478	267,011	316,719	295,253	317,055	264,617	272,074
Other liabilities	12,548	11,419	12,068	12,583	12,867	11,440	11,812	10,753
Shareholders’ equity	108,800	110,210	112,105	112,668	113,611	114,758	115,872	117,181
Total liabilities & equity	$1,108,621	$1,161,197	$1,202,579	$1,223,250	$1,248,208	$1,285,373	$1,311,157	$1,325,744
Income Statements
Interest income	$ 16,948	$ 17,502	$ 18,538	$ 18,733	$ 18,330	$ 17,514	$ 17,891	$ 17,637
Interest expense	9,383	9,890	10,381	10,231	9,513	8,572	8,268	7,316
Net interest income	7,565	7,612	8,157	8,502	8,817	8,942	9,623	10,321
Provision for loan losses	300	250	300	582	500	939	875	2,386
Net interest income after provision for loan losses	7,265	7,362	7,857	7,920	8,317	8,003	8,748	7,935
Non-interest income	2,148	2,470	2,985	2,542	2,176	2,518	2,856	2,096
Non-interest expense	5,250	5,353	6,000	5,580	5,449	5,425	6,284	5,836
Income before taxes	4,163	4,479	4,842	4,882	5,044	5,096	5,320	4,195
Income taxes	1,160	1,284	1,428	1,393	1,453	1,493	1,488	1,187
Net income	$ 3,003	$ 3,195	$ 3,414	$ 3,489	$ 3,591	$ 3,603	$ 3,832	$ 3,008
Basic earnings per share	$ 0.30	$ 0.33	$ 0.35	$ 0.36	$ 0.37	$ 0.37	$ 0.40	$ 0.31
Diluted earnings per share	$ 0.30	$ 0.33	$ 0.35	$ 0.36	$ 0.37	$ 0.37	$ 0.39	$ 0.31

Report of Independent Registered Public Accounting Firm

Berry, Dunn, McNeil & Parker

The Shareholders and Board of Directors

The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited The First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 22, the Company changed its method of accounting for split-dollar life insurance arrangements effective January 1, 2008, in accordance with EITF 06-10: Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.

Portland, Maine

March 13, 2009

ITEM 9. Changes in and/or Disagreements with Accountants

on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2008, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which follows this report.

Daniel R. Daigneault, President and Director	F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 13, 2009	March 13, 2009

ITEM 9B. Other Information

None

  ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009 and is incorporated herein by reference.

ITEM 15. Exhibits, Financial Statement Schedules

A. Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.

Exhibit 3.1 Conformed Copy of the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004). Exhibit 3.2 Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed under item 5.03 on May 1, 2008). Exhibit 3.3 Amendment to the Registrant’s Articles of Incorporation (incorporated by reference to the Definitive Proxy Statement for the Company’s 2008 Annual Meeting filed on March 14, 2008). Exhibit 3.4 Amendment to the Registrant’s Articles of Incorporation authorizing issuance of preferred stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 29, 2008). Exhibit 3.5 Conformed Copy of the Company’s Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed under item 5.03 on October 7, 2004). Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.2(a) to the Company’s Form 8-K filed under item 1.01 on January 14, 2005.

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

Exhibit 10.4 Specimen Amendment to Supplemental Executive Retirement Plan entered into with Messrs. Daigneault and Ward changing the normal retirement age to receive the full benefit under the Plan from age 65 to age 63, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed under item 1.01 on December 30, 2008.

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

Daniel R. Daigneault, President

March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL R. DAIGNEAULT	/s/ F. STEPHEN WARD
Daniel R. Daigneault, President and Director	F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 13, 2009	March 13, 2009

/s/ STUART G. SMITH

Stuart G. Smith, Director and Chairman of the Board

March 13, 2009

/s/ KATHERINE M. BOYD	/s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director	Carl S. Poole, Jr., Director
March 13, 2009	March 13, 2009

/s/ ROBERT B. GREGORY	/s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director	Mark N. Rosborough, Director
March 13, 2009	March 13, 2009

/s/ TONY C. MCKIM	/s/ DAVID B. SOULE, JR.
Tony C. McKim, Director	David B. Soule, Jr. , Director
March 13, 2009	March 13, 2009

/s/ BRUCE A. TINDAL

Bruce A. Tindal, Director

March 13, 2009

Exhibit 31.1 Certification of Chief Executive Officer

I, Daniel R. Daigneault, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The First Bancorp, Inc. (the “Registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 13, 2009

Daniel R. Daigneault

President and Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

I, F. Stephen Ward, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The First Bancorp, Inc. (the “Registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 13, 2009

F. Stephen Ward

Treasurer and Chief Financial Officer

Exhibit 32.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

The undersigned officer of The First Bancorp, Inc. (the “Company”) hereby certifies that the Company’s annual report on Form 10-K for the period ended December 31, 2008 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Date: March 13, 2009

Daniel R. Daigneault

President and Chief Executive Officer

Exhibit 32.2 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

The undersigned officer of The First Bancorp, Inc. (the “Company”) hereby certifies that the Company’s annual report on Form 10-K for the period ended December 31, 2008 to which this certification is being furnished as an exhibit (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided pursuant to 18 U.S.C. Section 1350 and Item 601(b)(32) of Regulation S-K (“Item 601(b)(32)”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In accordance with clause (ii) of Item 601(b)(32), this certification (A) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and (B) shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Date: March 13, 2009

F. Stephen Ward

Treasurer and Chief Financial Officer