Form 10-Q
period 2009-03-31
FIRST NATIONAL LINCOLN CORP /ME/
filed 2009-05-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2009

Common Stock: 9,719,166 shares

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 – Common Stock	7
Note 3 – Preferred Stock	7
Note 4 – Stock Options	8
Note 5 – Earnings Per Share	9
Note 6 – Postretirement Benefit Plans	9
Note 7 – Goodwill and Other Intangible Assets	10
Note 8 – Mortgage Servicing Rights	11
Note 9 – Income Taxes	11
Note 10 – Reclassifications	.11
Note 11 – Fair Value Disclosures	11
Note 12 – Impact of Recently Issued Accounting Standards	13
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Critical Accounting Policies	14
Executive Summary	14
Net Interest Income	15
Provision for Loan Losses	16
Non-Interest Income	16
Non-Interest Expense	16
Income Taxes	16
Investments	17
Loans	17
Allowance for Loan Losses	17
Non-Performing Assets	18
Goodwill	18
Deposits	18
Borrowed Funds	19
Shareholders’ Equity	19
Average Daily Balance Sheets	20
Off-Balance Sheet Financial Instruments	21
Sale of Loans	21
Contractual Obligations	21
Liquidity Management	21
Forward-Looking Statements	21
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22
Market-Risk Management	22
Asset/Liability Management	22
Interest Rate Risk Management	23
Item 4: Controls and Procedures	24
Part II – Other Information	25
Item 1 – Legal Proceedings	25
Item 1a – Risk Factors	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Default Upon Senior Securities	26
Item 4 – Submission of Matters to a Vote of Security Holders	26
Item 5 – Other Information	26
Item 6 – Exhibits	27
Signatures	28

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the three months ended		For the quarters ended
Dollars in thousands,	March 31		March 31
except for per share amounts	2009	2008	2009	2008

Summary of Operations
Interest Income	$ 16,618	$ 18,330	$ 16,618	$ 18,330
Interest Expense	5,545	9,513	5,545	9,513
Net Interest Income	11,073	8,817	11,073	8,817
Provision for Loan Losses	1,650	500	1,650	500
Non-Interest Income	2,586	2,176	2,586	2,176
Non-Interest Expense	6,787	5,449	6,787	5,449
Net Income	3,728	3,591	3,728	3,591
Per Common Share Data
Basic Earnings per Share	$ 0.37	$ 0.37	$ 0.37	$ 0.37
Diluted Earnings per Share	0.37	0.37	0.37	0.37
Cash Dividends Declared	0.195	0.185	0.195	0.185
Book Value	12.36	11.70	12.36	11.70
Tangible Book Value	9.51	8.85	9.51	8.85
Market Value	$ 15.86	$ 15.15	$ 15.86	$ 15.15
Financial Ratios
Return on Average Equity [1]	12.63%	13.08%	12.63%	13.08%
Return on Average Tangible Equity [1]	16.43%	17.47%	16.43%	17.47%
Return on Average Assets [1]	1.11%	1.18%	1.11%	1.18%
Average Equity to Average Assets	8.79%	9.00%	8.79%	9.00%
Average Tangible Equity to Average Assets	6.76%	6.73%	6.76%	6.73%
Net Interest Margin Tax-Equivalent [1]	3.68%	3.24%	3.68%	3.24%
Dividend Payout Ratio	52.70%	50.00%	52.70%	50.00%
Allowance for Loan Losses/Total Loans	0.99%	0.77%	0.99%	0.77%
Non-Performing Loans to Total Loans	1.32%	0.36%	1.32%	0.36%
Non-Performing Assets to Total Assets	1.23%	0.27%	1.23%	0.27%
Efficiency Ratio	40.12%	46.97%	40.12%	46.97%
At Period End
Total Assets	$1,398,500	$1,248,208	$1,398,500	$1,248,208
Total Loans	990,014	933,814	990,014	933,814
Total Investment Securities	323,799	232,878	323,799	232,878
Total Deposits	987,440	826,477	987,440	826,477
Total Shareholders’ Equity	144,600	113,611	144,600	113,611

1Annualized using a 365-day basis

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2009 and 2008 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

May 7, 2009

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

	March 31,	December 31,	March 31,
In thousands of dollars	2009	2008	2008
Assets
Cash and due from banks	$ 15,815	$ 16,856	$ 15,837
Overnight funds sold	-	-	-
Securities available for sale	26,584	27,765	40,578
Securities to be held to maturity (fair value $291,271 at March 31, 2009, $229,460 at December 31, 2008 and $193,416 at March 31, 2008)	297,215	234,767	192,300
Loans held for sale (fair value approximates cost)	1,949	1,298	2,281
Loans	990,014	979,273	933,814
Less: allowance for loan losses	9,805	8,800	7,208
Net loans	980,209	970,473	926,606
Accrued interest receivable	7,077	5,783	7,273
Premises and equipment	18,860	16,028	16,250
Other real estate owned	2,652	2,428	1,558
Goodwill	27,684	27,684	27,684
Other assets	20,455	22,662	17,841
Total Assets	$1,398,500	$1,325,744	$1,248,208
Liabilities
Demand deposits	$ 56,162	$ 68,399	$ 57,008
NOW deposits	103,711	108,188	96,226
Money market deposits	111,904	129,333	127,360
Savings deposits	86,130	82,867	86,247
Certificates of deposit under $100,000	246,464	246,152	329,833
Certificates $100,000 and over	383,069	290,797	129,803
Total deposits	987,440	925,736	826,477
Borrowed funds	254,124	272,074	295,253
Other liabilities	12,336	10,753	12,867
Total Liabilities	1,253,900	1,208,563	1,134,597
Shareholders' Equity
Preferred stock	24,532	-	-
Common stock	97	97	97
Additional paid-in capital	44,799	44,117	44,309
Retained earnings	75,766	74,057	69,234
Accumulated other comprehensive (loss) income Net unrealized (loss) gain on securities available-for-sale	(328)	(819)	240
Net unrealized loss on postretirement benefit costs	(266)	(271)	(269)
Total Shareholders' Equity	144,600	117,181	113,611
Total Liabilities & Shareholders' Equity	$1,398,500	$1,325,744	$1,248,208

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,711,805	9,696,397	9,706,784
Book value per share	$12.36	$12.09	$11.70

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,		For the quarters ended March 31,
In thousands of dollars	2009	2008	2009	2008
Interest income
Interest and fees on loans	$12,927	$15,292	$12,927	$15,292
Interest on deposits with other banks	-	-	-	-
Interest and dividends on investments	3,691	3,038	3,691	3,038
Total interest income	16,618	18,330	16,618	18,330
Interest expense
Interest on deposits	3,645	6,439	3,645	6,439
Interest on borrowed funds	1,900	3,074	1,900	3,074
Total interest expense	5,545	9,513	5,545	9,513
Net interest income	11,073	8,817	11,073	8,817
Provision for loan losses	1,650	500	1,650	500
Net interest income after provision for loan losses	9,423	8,317	9,423	8,317
Non-interest income
Investment management and fiduciary income	325	390	325	390
Service charges on deposit accounts	558	683	558	683
Mortgage origination and servicing income	681	93	681	93
Other operating income	1,022	1,010	1,022	1,010
Total non-interest income	2,586	2,176	2,586	2,176
Non-interest expense
Salaries and employee benefits	2,589	2,925	2,589	2,925
Occupancy expense	441	411	441	411
Furniture and equipment expense	569	490	569	490
Net securities losses	142	2	142	2
Other than temporary impairment charge	916	-	916	-
Amortization of identified intangibles	71	71	71	71
Other operating expense	2,059	1,550	2,059	1,550
Total non-interest expense	6,787	5,449	6,787	5,449
Income before income taxes	5,222	5,044	5,222	5,044
Applicable income taxes	1,494	1,453	1,494	1,453
NET INCOME	$ 3,728	$ 3,591	$ 3,728	$ 3,591
Less dividends and amortization of premium on preferred stock	150	-	150	-
Net income available to common shareholders	$ 3,578	$ 3,591	$ 3,578	$ 3,591
Earning per common share Basic earnings per share	$0.37	$0.37	$0.37	$0.37
Diluted earnings per share	$0.37	$0.37	$0.37	$0.37
Weighted average number of shares outstanding	9,705,783	9,718,846	9,705,783	9,718,846
Incremental shares	16,536	18,260	16,536	18,260
Cash dividends declared per share	$0.195	$0.185	$0.195	$0.185

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
In thousands of dollars,	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
except number of shares	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2007	$ -	9,732,493	$ 44,859	$ 67,432	$ 162	$ 112,453
Net income	-	-	-	3,591	-	3,591
Net unrealized loss on securities available for sale, net of tax benefit of $100	-	-	-	-	(196)	(196)
Unrecognized transition obligation for postretirement benefits, net of taxes of $2	-	-	-	-	5	5
Comprehensive income	-	-	-	3,591	(191)	3,400
Cash dividends declared	-	-	-	(1,796)	-	(1,796)
Equity compensation expense	-	-	9	-	-	9
Payment to repurchase common stock	-	(47,430)	(694)	-	-	(694)
Proceeds from sale of common stock	-	21,721	232	-	-	232
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	7	-	7
Balance at March 31, 2008	$ -	9,706,784	$ 44,406	$ 69,234	$ (29)	$ 113,611
Balance at December 31, 2008	$ -	9,696,397	$ 44,214	$ 74,057	$ (1,090)	$ 117,181
Net income	-	-	-	3,728	-	3,728
Net unrealized gain on securities available for sale, net of tax benefit of $265	-	-	-	-	491	491
Unrecognized transition obligation for postretirement benefits, net of taxes of $3	-	-	-	-	5	5
Comprehensive income	-	-	-	3,728	496	4,224
Dividends declared on common stock	-	-	-	(1,894)	-	(1,894)
Dividends declared on preferred stock	-	-	-	(125)	-	(125)
Equity compensation expense	-	-	9	-	-	9
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	25	-	(25)	-	-	-
Payment to repurchase common stock	-	(2,564)	(39)	-	-	(39)
Proceeds from sale of common stock	-	17,972	244	-	-	244
Balance at March 31, 2009	$ 24,532	9,711,805	$ 44,896	$ 75,766	$ (594)	$ 144,600

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For three months ended March 31,
In thousands of dollars	2009	2008
Cash flows from operating activities
Net income	$ 3,728	$ 3,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	374	314
Provision for loan losses	1,650	500
Loans originated for resale	(34,991)	(5,429)
Proceeds from sales and transfers of loans	34,340	4,965
Net loss on sale or call of investment securities	142	2
Writedown of securities available for sale	916	-
Equity compensation expense	9	9
Net (increase) decrease in other assets and accrued interest	577	(1,177)
Net increase in other liabilities	1,585	144
Net amortization of premiums on investments	(1,033)	(1,040)
Net acquisition amortization	27	59
Net loss on disposal of assets	3	-
Net cash provided by operating activities	7,327	1,938
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	24	1,075
Proceeds from sales of securities available for sale	1,865	-
Proceeds from maturities, payments and calls of securities to be held to maturity	36,327	34,593
Purchases of securities available for sale	-	(1,463)
Purchases of securities to be held to maturity	(98,752)	(44,531)
Net increase in loans	(11,610)	(14,473)
Capital expenditures	(3,209)	(83)
Net cash used by investing activities	(75,355)	(24,882)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(30,880)	(6,120)
Net increase in certificates of deposit	92,605	51,323
Advances on long-term borrowings	-	30,000
Repayment on long-term borrowings	(12,000)	-
Net decrease in short-term borrowings	(5,927)	(51,460)
Proceeds from issuance of preferred stock	25,000	-
Payments to repurchase common stock	(39)	(694)
Proceeds from sale of common stock	244	232
Dividends paid	(2,016)	(1,754)
Net cash provided by financing activities	66,987	21,527
Net decrease in cash and cash equivalents	(1,041)	(1,417)
Cash and cash equivalents at beginning of period	16,856	17,254
Cash and cash equivalents at end of period	$ 15,815	$ 15,837
Interest paid	$ 3,111	$ 9,282
Income taxes paid	$ 59	$ 83
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$ (491)	$ (196)
Net transfer from loans to other real estate owned	$ 224	$ -

Notes to Consolidated Financial Statements

The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed from First National Lincoln Corporation to The First Bancorp, Inc. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2009 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Note 2 – Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program (the “CPP Shares”), its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2009, the Company repurchased 2,563 from employee benefit plans at an average price of $15.18 per share and for total proceeds of $39,000. As of March 31, 2009, the Company had repurchased 178,038 shares under the new repurchase plan at an average price of $15.53 and at a total cost of $2.8 million.

Note 3 – Preferred Stock

On January 9, 2009, the Company received $25 million from preferred stock issuance of CPP Shares at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.

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

In conjunction with the sale of the CPP Shares, the Company also issued warrants to Treasury giving it the right to purchase from the Company 225,904 shares of the Company’s common stock equal at a price of $16.60 per share. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares was allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis.

Note 4 – Stock Options

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation. As a result, $9,000 in compensation cost is included in the Company’s financial statements for the first three months of 2009. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 1.75 years is $65,000, which is for 21,000 options granted in 2005.

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

The following table summarizes the status of the Company’s non-vested options as of March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	21,000	$4.41
Granted in 2009	-	-
Vested in 2009	-	-
Forfeited in 2009	-	-
Non-vested at March 31, 2009	21,000	$4.41

During 2009, 3,000 options were exercised, with proceeds paid to the Company of $22,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $32,000. A summary of the status of the Company’s Stock Option Plan as of March 31, 2009 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	76,500	$13.37
Granted in 2009	-	-
Vested in 2009	-	-
Exercised in 2009	(3,000)	7.50
Forfeited in 2009	-	-
Outstanding at March 31, 2009	73,500	$13.51	4.0	$469
Exercisable at March 31, 2009	52,500	$11.71	3.3	$429

Note 5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2009 and 2008:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2009
Net income as reported	$3,728
Less dividends and amortization of premium on preferred stock	150
Basic EPS: Income available to common shareholders	3,578	9,705,783	$0.37
Effect of dilutive securities: incentive stock options		16,536
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,578	9,722,319	$0.37
For the three months ended March 31, 2008
Net income as reported	$3,591
Basic EPS: Income available to common shareholders	$3,591	9,718,846	$0.37
Effect of dilutive securities: incentive stock options		18,260
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,591	9,737,106	$0.37

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase program. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options and warrants were exercisable at the end of each period.

Note 6 – Postretirement Benefit Plans

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

	At March 31,
In thousands of dollars	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,990	$ 1,949
Service cost	5	4
Interest cost	34	34
Benefits paid	(39)	(48)
Benefit obligation at end of period	1,990	1,939
Funded status
Benefit obligation at end of period	(1,990)	(1,939)
Accrued benefit cost	$(1,990)	$(1,939)

The following table sets forth the net periodic pension cost:

	For three months ended March 31,
In thousands of dollars	2009	2008
Components of net periodic benefit cost
Service cost	$ 4	$ 4
Interest cost	34	34
Amortization of unrecognized transition obligation	7	7
Amortization of prior service credit	(1)	(1)
Amortization of accumulated losses	5	1
Net periodic benefit cost	$ 49	$ 45

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	At March 31,
In thousands of dollars	2009	2008
Unamortized prior service credit	$ 1	$ 5
Unamortized net actuarial loss	(296)	(275)
Unrecognized transition obligation	(114)	(143)
	(409)	(413)
Deferred tax benefit at 35%	143	144
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$ (266)	$ (269)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2009 are $39,000 and the expected benefit payments for all of 2009 are $157,000. There is no expected contribution for 2009. Plan expense for 2009 is estimated to be $175,000.

Note 7 – Goodwill and Other Intangible Assets

As of December 31, 2008, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 8 – Mortgage Servicing Rights

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2009, the prepayment assumption using the PSA model was 391, which translates into an anticipated prepayment rate of 23.49%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the three months ended March 31, 2009 and 2008, servicing rights capitalized totaled $286,000 and $76,000, respectively. Servicing rights amortized for the three month periods ended March 31, 2009 and 2008, were $137,000 and $117,000, respectively. At March 31, 2009 and 2008, the Bank serviced loans for others totaling $186.6 million and $170.0 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	At March 31,
In thousands of dollars	2009	2008
Mortgage servicing rights	$ 4,239	$ 3,828
Accumulated amortization	(3,412)	(3,027)
Impairment reserve	(224)	(60)
	$ 603	$ 741

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2006 through 2008.

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

Under Statement of Financial Accounting (SFAS) No. 157, Fair Value Measurements, the Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

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

The most significant instruments that The First Bancorp fair values include investment securities, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009.

At March 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 26,584	$ -	$ 26,584
Total Assets	$ -	$ 26,584	$ -	$ 26,584

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

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $325,000. Impaired loans are presented net of their related specific allowance for loan losses of $2,264,000.

	At March 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 603	$ -	$ 603
Loans held for sale	-	1,949	-	1,949
Other real estate owned	-	2,652	-	2,652
Impaired loans	-	10,809	-	10,809
Total Assets	$ -	$ 16,013	$ -	$ 16,013

Note 12 – Impact of Recently Issued Accounting Standards

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded fair value disclosures.

In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted FSP FAS 157-3 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, which provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. Management does not expect implementation of FSP 157-4 during the second quarter of 2009 to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairments, which changes how entities will recognize other than temporary impairment (“OTTI”) of the value of debt securities. Under the FSP, for many securities with OTTI, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period. Management does not expect implementation of FSP 115-2 during the second quarter of 2009 to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments, which requires the current public company disclosures of fair value to be reported each quarter, in additon to annually. Management will implement FSP FAS 107-1 during the second quarter of 2009, which will expand the fair value disclosure of the Company’s interim reports.

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

Executive Summary

Net income for the three months ended March 31, 2009 was $3,728,000, an increase of $137,000 or 3.8% over net income of $3,591,000 for the comparable period of 2008. The declining interest rate environment over the past year has been very positive for the Company, resulting in funding costs dropping faster than our yield on assets and improving our net interest margin. This, in turn, led to increased net interest income. The Company also saw good growth in earning assets year-to-date. The net interest margin on a tax-equivalent basis increased to 3.68% for the first three months of 2009 from 3.24% for the same period in 2008. Fully diluted earnings per share for the three months ended March 31, 2009 were $0.37, even with the first quarter 2008.

With the economy continuing to weaken, we have experienced a deterioration in asset quality in our loan portfolio. Our level of non-performing loans stood at 1.32% on March 31, 2009 compared to 1.27% of total loans on December 31, 2008 and 0.36% of total loans on March 31, 2008. Net chargeoffs for the first quarter were $645,000.

During the first quarter 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company holding in the investment portfolio. In the past six months, the Company has sold most of the corporate securities held to reduce the level of credit risk in the investment portfolio.

Net Interest Income

Total interest income of $16.6 million for the three months ended March 31, 2009 is a 9.3% decrease from total interest income of $18.3 million in the comparable period of 2008. Total interest expense of $5.5 million for the first three months of 2009 is an 41.7% decrease from total interest expense of $9.5 million for the first three months of 2008. Net interest income increased 25.6% or $2.3 million to $11.1 million for the three months ended March 31, 2009, from the $8.8 million reported for the same period in 2008.

The Company’s net interest margin on a tax-equivalent basis increased from 3.24% in the first three months of 2008 to 3.68% for the three months ended March 31, 2009. This increase was due to a combination of lower interest rates and growth in earning assets.

Tax-exempt interest income amounted to $1,066,000 and $1,055,000 for the three months ended March 31, 2009 and 2008, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a 35.0% tax rate in 2009 and 2008:

	For the three months ended March 31,
	2009	2008
Net interest income as presented	$11,073	$8,817
Effect of tax-exempt income	574	568
Net interest income, tax equivalent	$11,647	$9,385

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2009 and 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Three months ended March 31,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 4,085	5.57%	$ 3,402	5.94%
Loans held for sale	22	5.41%	38	6.95%
Loans	13,085	5.38%	15,458	6.69%
Total interest-earning assets	17,192	5.43%	18,898	6.54%
Interest-bearing liabilities
Deposits	3,645	1.71%	6,439	3.55%
Other borrowings	1,900	2.72%	3,074	3.91%
Total interest-bearing liabilities	5,545	1.96%	9,513	3.66%
Net interest income	$11,647		$ 9,385
Interest rate spread		3.47%		2.89%
Net interest margin		3.68%		3.24%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 compared to 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Three months ended March 31, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 990	$ (238)	$ (69)	$ 683
Loans held for sale	(10)	(9)	3	(16)
Loans	943	(3,125)	(191)	(2,373)
Total interest income	1,923	(3,372)	(257)	(1,706)
Interest expense
Deposits	1,192	(3,363)	(623)	(2,794)
Other borrowings[2]	(317)	(956)	99	(1,174)
Total interest expense	875	(4,319)	(524)	(3,968)
Change in net interest income	$1,048	$ 947	$ 267	$ 2,262

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Provision for Loan Losses

A $1,650,000 provision to the allowance for loan losses was made during the first three months of 2009, compared to a $500,000 provision made for the same period of 2008. As a result, the allowance for loan losses has increased $1.0 million since year end (net of 2009 net chargeoffs) and stands at 0.99% of loans outstanding, an increase from 0.90% of loans outstanding at December 31, 2008.

While the weakness in the national economy has not hit coastal Maine as hard as many other parts of the country, the Company has seen an increase in the level of past-due and non-performing loans. At this point, this has not translated into a significantly higher level of losses, with net chargeoffs of $645,000 for the first three months of 2009. This translates to an annualized loss ratio of 0.28% of average loans outstanding, which is equal to the loss ratio for the entire year of 2008. Given the number of economic uncertainties at this time, however, Management views it prudent to continue to increase the allowance for loan losses.

Non-Interest Income

Non-interest income was $2,586,000 for the three months ended March 31, 2009, an increase of 18.8% from the $2,176,000 reported for the first three months of 2008. This increase was attributable to an increase in mortgage origination and servicing income.   Non-Interest Expense

Non-interest expense of $6,787,000 for the three months ended March 31, 2009, is an increase of 24.6% compared to non-interest expense of $5,449,000 for the same period in 2008. This increase was attributable to the other-than- temporary impairment charge as well as an increase in other operating expense.

Income Taxes

Income taxes on operating earnings were $1,494,000 for the three months ended March 31, 2009, up from $1,453,000 in the same period a year ago. This is in line with the increase in the Company’s level of income before taxes.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2008.

Investments

The Company’s investment portfolio increased by $61.3 million or 23.3% to $323.8 million between December 31, 2008, and March 31, 2009. At March 31, 2009, the Company’s available for sale portfolio had an unrealized loss, net of taxes, of $0.3 million. Between March 31, 2008, and March 31, 2009, the Company’s investment portfolio increased by $91.0 million or 39.0%.

During the first quarter 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company holding in the investment portfolio. In the past six months, the Company has sold most of the corporate securities held to reduce the level of credit risk in the investment portfolio. As of March 31, 2009, corporate securities totaled only $3.1 million, of which $1.5 million is rated sub-investment grade. These securities are less than 0.5% of the Company’s $323.8 million investment portfolio and had an after-tax unrealized loss of $70,000 as of March 31, 2009. In Management’s opinion, no additional writedown for other-than-temporary impairment is warranted for these sub-investment-grade securities.

Loans

During the first three months of 2009, loans grew by $10.7 million or 1.1%. The growth in commercial loans was $18.1 million or 4.3% while municipal loans increased by $8.4 million or 23.2%. The residential mortgage portfolio decreased by $15.3 million or 4.0% and home equity lines of credit increased $4.3 million or 5.8% year-to-date. Between March 31, 2008 and March 31, 2009 the loan portfolio increased $56.2 million or 6.0%, as a result of customer demand.

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

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. As a result of these analyses, the Company has concluded that the level of the allowance for loan losses was adequate as of March 31, 2009. As of that date, the balance of $9.8 million was 0.99% of total loans, compared to 0.90% at December 31, 2008 and 0.77% at March 31, 2008. Loans considered to be impaired according to SFAS Nos. 114/118 totaled $13.1 million at March 31, 2009 compared to $12.4 million at December 31, 2008. At March 31, 2009 impaired loans with specific reserves totaled $7.9 million compared to $7.4 million at December 31, 2008. The portion of the allowance for loan losses allocated to impaired loans at March 31, 2009, was $2.3 million compared to $2.0 million at December 31, 2008.

In Management’s opinion, the level of the Company’s allowance for loan losses is adequate. Although the allowance is lower as a percentage of loans than many peers, the Bank’s loan portfolio has a higher percentage of residential mortgage loans than peers, which typically reflects a much lower level of credit risk. In coastal Maine, the geographic area which the Company serves, the level of foreclosures has been much lower than in many parts of the United States, and the Company has maintained very high standards when underwriting residential mortgage loans. In addition, the Company’s actual historical loan loss experience has been much lower than most of its peer banks, again reflective of our loan portfolio composition. This was demonstrated by the Bank’s 2008 losses of 0.28% of average loans outstanding, which compares to 0.75% of average loans outstanding for its peer group.

Non-Performing Assets

At March 31, 2009, loans on non-accrual status totaled $13.1 million, which compares to non-accrual loans of $12.4 million as of December 31, 2008. In addition to loans on non-accrual status at March 31, 2009, loans past due 90 days or more and accruing (calculated on a constant 30-day month basis) totaled $3.9 million which compares to $5.0 million as of December 31, 2008. The Company continues to accrue interest on these loans because it believes collection of the interest is reasonably assured. The level of non-performing loans stood at 1.32% on March 31, 2009 compared to 1.27% of total loans on December 31, 2008 and 0.36% of total loans on March 31, 2008. In comparison, our peer group’s non-performing loans stood at 2.30% as of December 31, 2008.

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

Deposits

During the first three months of 2009, total deposits increased by $61.7 million or 6.7% over December 31, 2008. Low-cost deposits (demand, NOW, and savings accounts) decreased by $13.4 million or 5.2% in the first three months of 2009, and during the same period, certificates of deposit increased $92.6 million or 17.2%. Between March 31, 2008, and March 31, 2009, deposits increased by 19.5%, or $161.0 million. Certificates of deposit increased by $169.9 million, while low-cost deposits increased by $6.5 million and money market accounts decreased $15.5 million or 12.1%. The majority of the growth in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a change in funding from borrowed funds to certificates of deposit. The decline in low-cost deposits in the first quarter of 2009 is typical of the seasonality we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve System and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2009, borrowed funds decreased $18.0 million or 6.6% from December 31, 2008, as a result of the deposit growth previously noted and a shift in strategy to increase the Bank’s immediate sources of liquidity. Between March 31, 2008 and March 31, 2009, borrowed funds decreased by $41.1 million or 13.9%.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2009 was $144.6 million, compared to $117.2 million as of December 31, 2008. The Company’s earnings in the first three months of 2009 net of dividends paid, plus participation in the U.S. Treasury Capital Purchase Program, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $0.5 million from December 31, 2008.

In 2009, a cash dividend of 19.5 cents per share was declared in the first quarter compared to 18.5 cents in the first quarter of 2008. The dividend payout ratio was 52.70% in the first quarter of 2009 compared to 50.00% in the first quarter of 2008. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2009 is this year’s net income plus $12.3 million.

On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program (“CPP”). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2009, the Company repurchased 2,563 from employee benefit plans at an average price of $15.18 per share and for total proceeds of $39,000. As of March 31, 2009, the Company had repurchased 178,038 shares under the new repurchase plan at an average price of $15.53 and at a total cost of $2.8 million.

Regulatory leverage capital ratios for the Company were 8.71% and 7.07% at March 31, 2009 and December 31, 2008, respectively. The Company had a tier one risk-based capital ratio of 12.99% and tier two risk-based capital ratio of 14.10% at March 31, 2009, compared to 10.11% and 11.13%, respectively, at December 31, 2008. The increase in capital ratios is the result of issuance of $25 million of preferred stock to the U.S. Treasury under the Capital Purchase

Program. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three-month period ended March 31, 2009 and 2008.

	For the three months
	ended March 31,
In thousands of dollars	2009	2008
Assets
Cash and due from banks	$ 13,277	$ 13,857
Securities available for sale	27,687	41,085
Securities to be held to maturity	269,931	180,422
Loans held for sale (fair value approximates cost)	1,649	2,200
Loans	985,777	929,110
Allowance for loan losses	(9,270)	(6,920)
Net loans	976,507	922,190
Accrued interest receivable	6,333	6,394
Premises and equipment	16,400	16,384
Other real estate owned	2,468	1,317
Goodwill	27,684	27,684
Other assets	19,896	16,561
Total Assets	$1,361,832	$1,228,094

Liabilities & Shareholders' Equity
Demand deposits	$ 61,502	$ 57,139
NOW deposits	103,005	96,820
Money market deposits	120,020	130,388
Savings deposits	82,355	85,426
Certificates of deposit	231,510	321,785
Certificates $100M and over	328,664	95,942
Total deposits	927,056	787,500
Borrowed funds	283,406	315,957
Dividends payable	904	813
Other liabilities	7,982	9,220
Total Liabilities	1,219,348	1,113,490
Shareholders' Equity
Preferred stock	22,778	-
Common stock	97	97
Additional paid-in capital	44,232	44,490
Retained earnings	76,462	69,858
Accumulated other comprehensive (loss) income
Net unrealized gains (losses) on available-for-sale securities	(814)	433
Net unrealized loss on postretirement benefit costs	(271)	(274)
Total Shareholders' Equity	142,484	114,604
Total Liabilities & Shareholders' Equity	$1,361,832	$1,228,094

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Sale of Loans

No recourse obligations have been incurred in connection with the sale of loans.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2009:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$254,124	113,942	50,000	20,000	70,182
Operating leases	963	207	358	180	218
Certificates of deposit	629,533	565,654	52,759	11,120	-
Total	$884,620	679,803	103,117	31,300	70,400
Total loan commitments and unused lines of credit	$154,218	154,218	-	-	-

Liquidity Management

As of March 31, 2009 the Bank had primary sources of liquidity of $274.3 million. It is Management’s opinion this is adequate. In its Asset/Liability policy, the Bank has guidelines for liquidity. The Company is not aware of any recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at March 31, 2009, was -1.31% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Company’s static gap, as of March 31, 2009 is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$140,884	$ 58,870	$ 78,680	$ 45,870
Loans held for sale	-	-	-	1,949
Loans	421,891	150,004	322,291	95,828
Other interest-earning assets	-	9,235	-	-
Non-rate-sensitive assets	-	-	-	72,998
Total assets	562,775	218,109	400,971	216,645
Interest-bearing deposits	496,256	181,256	63,903	189,863
Borrowed funds	98,942	15,009	70,048	70,125
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	166,598
Total liabilities and equity	597,048	202,115	172,751	426,586
Period gap	$(34,273)	$ 15,994	$ 228,220	$(209,941)
Percent of total assets	-2.45%	1.14%	16.32%	-15.01%
Cumulative gap (current)	(34,273)	(18,279)	209,941	-
Percent of total assets	-2.45%	-1.31%	15.01%	0.00%

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

The Company’s most recent simulation model projects net interest income would increase by approximately 1.17% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.03% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 1.67% in a falling-rate scenario, and lower than that earned in a stable rate environment by 6.21% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2009 is presented in the following table:

Changes in Net Interest Income	2009

Year 1

Projected change if rates decrease by 1.0%	+1.17%
Projected change if rates increase by 2.0%	-0.03%

Year 2

Projected change if rates decrease by 1.0%	-1.67%
Projected change if rates increase by 2.0%	-6.21%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2009, the Company had a diminimus interest rate cap for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2009, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2009	385	$ 16.55	$ 6,378
February 2009	671	14.61	9,807
March 2009	1,513	16.36	24,759
Total	2,569	$ 15.93	$ 40,944

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2009, the Company repurchased 2,563 from employee benefit plans at an average price of $15.18 per share and for total proceeds of $39,000. As of March 31, 2009, the Company had repurchased 178,038 shares under the new repurchase plan at an average price of $15.53 and at a total cost of $2.8 million. Repurchase transaction from employee benefit plans in 2009 are detailed in the following table:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2009	1,077	16.49	1,077	123,450
February 2009	820	14.46	820	122,630
March 2009	666	13.93	666	121,964
Total	2,563	15.18	2,563	121,964

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

Date: May 7, 2009

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: May 7, 2009