Form 10-Q
period 2009-06-30
First Bancorp, Inc /ME/
filed 2009-08-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2009

Common Stock: 9,723,306 shares

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 –Investment Securities	7
Note 3 – Stock Options	10
Note 4 – Preferred Stock	11
Note 5 – Common Stock	12
Note 6 – Earnings Per Share	12
Note 7 – Employee Benefit Plans	13
Note 8 – Goodwill and Other Intangible Assets	15
Note 9 – Mortgage Servicing Rights	15
Note 10 – Income Taxes	16
Note 11 – Reclassifications	.16
Note 12 – Fair Value Disclosures	16
Note 13 – Impact of Recently Issued Accounting Standards	20
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Forward-Looking Statements	21
Critical Accounting Policies	21
Use of Non-GAAP Financial Measures	22
Executive Summary	24
Net Interest Income	24
Average Daily Balance Sheets	27
Non-Interest Income	28
Non-Interest Expense	28
Income Taxes	28
Investments	28
Impaired Securities	28
Federal Home Loan Bank Stock	30
Lending Activities	31
Loan Concentrations	32
Loans Held for Sale	33
Credit Risk Management and Allowance for Loan Losses	33
Non-Performing Loans	36
Troyubled Debt Restructures	37
Potential Problem Loanss	37
Other Real Estate Owned	38
Goodwill	39
Liquidity Management	39
Deposits	39
Borrowed Funds	39
Shareholders’ Equity	40
Contractual Obligations	41
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	42
Market-Risk Management	42
Asset/Liability Management	43
Interest Rate Risk Management	43
Item 4: Controls and Procedures	44
Part II – Other Information	45
Item 1 – Legal Proceedings	45
Item 1a – Risk Factors	45
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 – Default Upon Senior Securities	47
Item 4 – Submission of Matters to a Vote of Security Holders	47
Item 5 – Other Information	47
Item 6 – Exhibits	48

Signatures                                                                                                                                                 49

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2009	2008	2009	2008

Summary of Operations
Interest Income	$ 32,869	$ 35,844	$ 16,251	$ 17,514
Interest Expense	10,359	18,085	4,814	8,572
Net Interest Income	22,510	17,759	11,437	8,942
Provision for Loan Losses	4,600	1,439	2,950	939
Non-Interest Income	5,549	4,694	2,963	2,518
Non-Interest Expense	13,021	10,874	6,234	5,425
Net Income	7,490	7,194	3,762	3,603
Per Common Share Data
Basic Earnings per Share	$ 0.72	$ 0.74	$ 0.35	$ 0.37
Diluted Earnings per Share	0.72	0.74	0.35	0.37
Cash Dividends Declared	0.390	0.375	0.195	0.190
Book Value	12.51	11.84	12.51	11.84
Tangible Book Value [2]	9.66	8.99	9.66	8.99
Market Value	19.47	13.65	19.47	13.65
Financial Ratios
Return on Average Equity [1]	12.48%	12.68%	12.60%	12.63%
Return on Average Tangible Equity [1,2]	16.18%	16.76%	16.40%	16.66%
Return on Average Assets [1]	1.10%	1.16%	1.11%	1.15%
Average Equity to Average Assets	10.54%	9.17%	10.46%	9.13%
Average Tangible Equity to Average Assets [2]	8.52%	6.94%	8.43%	6.92%
Net Interest Margin Tax-Equivalent [1,2]	3.68%	3.23%	3.76%	3.21%
Dividend Payout Ratio	54.17%	50.68%	55.71%	51.35%
Allowance for Loan Losses/Total Loans	1.20%	0.82%	1.20%	0.82%
Non-Performing Loans to Total Loans	1.57%	0.40%	1.57%	0.40%
Non-Performing Assets to Total Assets	1.36%	0.29%	1.36%	0.29%
Efficiency Ratio [2]	40.78%	45.97%	41.40%	45.02%
At Period End
Total Assets	$1,369,986	$1,285,373	$1,369,986	$1,285,373
Total Loans	982,336	951,814	982,336	951,814
Total Investment Securities	298,292	246,378	298,292	246,378
Total Deposits	913,949	842,120	913,949	842,120
Total Shareholders’ Equity	146,198	114,758	146,198	114,758

1Annualized using a 365-day basis in 2009 and a 366-day basis in 2008

2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2009 and 2008 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

August 7, 2009

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Assets
Cash and due from banks	$ 18,575	$ 16,856	$ 19,997
Securities available for sale	35,972	13,072	22,157
Securities to be held to maturity (fair value $247,100 at June 30, 2009, $229,460 at December 31, 2008 and $206,475 at June 30, 2008)	247,627	234,767	209,528
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,693	14,693	14,693
Loans held for sale (fair value approximates cost)	3,162	1,298	2,253
Loans	982,336	979,273	951,814
Less: allowance for loan losses	11,752	8,800	7,800
Net loans	970,584	970,473	944,014
Accrued interest receivable	7,140	5,783	7,886
Premises and equipment	18,610	16,028	16,046
Other real estate owned	2,797	2,428	1,558
Goodwill	27,684	27,684	27,684
Other assets	23,142	22,662	19,557
Total Assets	$1,369,986	$1,325,744	$1,285,373
Liabilities
Demand deposits	$ 63,266	$ 68,399	$ 62,755
NOW deposits	100,283	108,188	108,543
Money market deposits	104,803	129,333	114,096
Savings deposits	86,305	82,867	87,023
Certificates of deposit under $100,000	202,039	246,152	339,620
Certificates $100,000 and over	357,253	290,797	130,083
Total deposits	913,949	925,736	842,120
Borrowed funds	297,361	272,074	317,055
Other liabilities	12,478	10,753	11,440
Total Liabilities	1,223,788	1,208,563	1,170,615
Shareholders’ Equity
Preferred stock	24,557	-	-
Common stock	97	97	97
Additional paid-in capital	44,958	44,117	44,030
Retained earnings	77,320	74,057	70,996
Accumulated other comprehensive loss Net unrealized loss on securities available for sale	(472)	(819)	(100)
Net unrealized loss on postretirement benefit costs	(262)	(271)	(265)
Total Shareholders’ Equity	146,198	117,181	114,758
Total Liabilities & Shareholders’ Equity	$1,369,986	$1,325,744	$1,285,373

Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,722,204	9,696,397	9,690,182
Book value per share	$ 12.51	$ 12.09	$ 11.84

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2009	2008	2009	2008
Interest income
Interest and fees on loans	$25,533	$29,649	$12,606	$14,357
Interest on deposits with other banks	-	-	-	-
Interest and dividends on investments	7,336	6,195	3,645	3,157
Total interest income	32,869	35,844	16,251	17,514
Interest expense
Interest on deposits	6,694	12,349	3,049	5,910
Interest on borrowed funds	3,665	5,736	1,765	2,662
Total interest expense	10,359	18,085	4,814	8,572
Net interest income	22,510	17,759	11,437	8,942
Provision for loan losses	4,600	1,439	2,950	939
Net interest income after provision for loan losses	17,910	16,320	8,487	8,003
Non-interest income
Investment management and fiduciary income	678	780	353	390
Service charges on deposit accounts	1,158	1,488	600	805
Net securities gains	-	28	-	-
Mortgage origination and servicing income	1,543	216	862	123
Other operating income	2,170	2,182	1,148	1,200
Total non-interest income	5,549	4,694	2,963	2,518
Non-interest expense
Salaries and employee benefits	5,152	5,680	2,563	2,755
Occupancy expense	834	774	393	363
Furniture and equipment expense	1,138	942	569	452
FDIC insurance premium	961	138	599	115
Net securities losses	148	-	6	-
Other than temporary impairment charge	916	-	-	-
Amortization of identified intangibles	142	142	71	71
Other operating expense	3,730	3,198	2,033	1,669
Total non-interest expense	13,021	10,874	6,234	5,425
Income before income taxes	10,438	10,140	5,216	5,096
Applicable income taxes	2,948	2,946	1,454	1,493
NET INCOME	$ 7,490	$ 7,194	$ 3,762	$ 3,603
Less preferred stock dividends and premium amortization	488	-	337	-
Net income available to common shareholders	$ 7,002	$ 7,194	$ 3,425	$ 3,603
Earning per common share Basic earnings per share	$0.72	$0.74	$0.35	$0.37
Diluted earnings per share	$0.72	$0.74	$0.35	$0.37
Weighted average number of shares outstanding	9,712,252	9,711,869	9,718,650	9,707,568
Incremental shares	16,951	19,377	21,626	20,298
Cash dividends declared per share	$0.390	$0.375	$0.195	$0.190

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
In thousands of dollars,	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
except number of shares	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2007	$ -	9,732,493	$44,859	$67,432	$162	$112,453
Net income	-	-	-	7,194	-	7,194
Net unrealized loss on securities available for sale, net of tax benefit of $288	-	-	-	-	(536)	(536)
Unrecognized transition obligation for postretirement benefits, net of taxes of $5	-	-	-	-	9	9
Comprehensive income	-	-	-	7,194	(527)	6,667
Dividends declared on common stock	-	-	-	(3,638)	-	(3,638)
Equity compensation expense	-	-	19	-	-	19
Payment to repurchase common stock	-	(73,095)	(1,134)	-	-	(1,134)
Proceeds from sale of common stock	-	30,784	383	-	-	383
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	8	-	8
Balance at June 30, 2008	$ -	9,690,182	$44,127	$70,996	$(365)	$114,758
Balance at December 31, 2008	$ -	9,696,397	$ 44,214	$ 74,057	$ (1,090)	$ 117,181
Net income	-	-	-	7,490	-	7,490
Net unrealized gain on securities available for sale, net of tax benefit of $186	-	-	-	-	347	347
Unrecognized transition obligation for postretirement benefits, net of taxes of $6	-	-	-	-	9	9
Comprehensive income	-	-	-	7,490	356	7,846
Dividends declared on common stock	-	-	-	(3,789)	-	(3,789)
Dividends declared on preferred stock	-	-	-	(438)	-	(438)
Equity compensation expense	-	-	19	-	-	19
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	50	-	(50)	-	-	-
Payment to repurchase common stock	-	(2,637)	(39)	-	-	(39)
Proceeds from sale of common stock	-	28,444	418	-	-	418
Balance at June 30, 2009	$ 24,557	9,722,204	$ 44,055	$ 77,320	$ (734)	$ 146,198

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For six months ended June 30,
In thousands of dollars	2009	2008
Cash flows from operating activities
Net income	$ 7,490	$ 7,194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	746	623
Provision for loan losses	4,600	1,439
Loans originated for resale	(80,646)	(12,328)
Proceeds from sales and transfers of loans	78,782	11,892
Net loss (gain) on sale or call of investment securities	148	(28)
Other-then-temporary impairment charge	916	-
Equity compensation expense	19	19
Net increase in other assets and accrued interest	(2,165)	(3,528)
Net increase (decrease) in other liabilities	1,731	(1,191)
Net amortization of premiums on investments	(1,862)	(2,126)
Net acquisition amortization	126	120
Provision for losses on other real estate owned	126	-
Net loss on disposal of assets	4	-
Net cash provided by operating activities	10,015	2,086
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	3,154	4,330
Proceeds from sales of securities available for sale	2,914	-
Proceeds from maturities, payments and calls of securities to be held to maturity	126,174	68,512
Proceeds from sales of other real estate owned	20	-
Purchases of securities available for sale	(28,485)	(1,463)
Purchases of securities to be held to maturity	(138,187)	(94,612)
Net increase in loans	(5,226)	(32,820)
Capital expenditures	(3,331)	(188)
Net cash used by investing activities	(42,967)	(56,241)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(34,130)	(544)
Net increase in certificates of deposit	22,352	61,395
Advances on long-term borrowings	-	40,000
Repayment on long-term borrowings	(12,000)	-
Net change in short-term borrowings	37,294	(39,653)
Proceeds from issuance of preferred stock	25,000	-
Payments to repurchase common stock	(39)	(1,134)
Proceeds from sale of common stock	418	383
Dividends paid	(4,224)	(3,549)
Net cash provided by financing activities	34,671	56,898
Net increase in cash and cash equivalents	1,719	2,743
Cash and cash equivalents at beginning of year	16,856	17,254
Cash and cash equivalents at end of period	$ 18,575	$ 19,997
Interest paid	$ 7,887	$ 17,830
Income taxes paid	$ 2,569	$ 3,531
Non-cash transactions
Change in net unrealized gain (loss) on available for sale securities, net of tax	$ 347	$ (536)
Net transfer from loans to other real estate owned	$ 515	$ -

Notes to Consolidated Financial Statements

The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed from First National Lincoln Corporation to The First Bancorp, Inc. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2009 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Events occurring subsequent to June 30, 2009, have been evaluated as to their potential impact to the Financial Statements through the date of issuance, August 7, 2009.

Note 2. Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2009:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ 10,150	$ -	$ (550)	$ 9,600
Mortgage-backed securities	14,893	105	(53)	14,945
State and political subdivisions	9,793	331	(41)	10,083
Corporate securities	1,568	-	(493)	1,075
Other equity securities	295	-	(26)	269
	$ 36,699	$ 436	$(1,163)	$ 35,972
Securities to be held to maturity
U.S. Treasury and agency	$ 65,234	$ 317	$(2,437)	$ 63,114
Mortgage-backed securities	119,217	1,340	(342)	120,215
State and political subdivisions	63,026	1,058	(463)	63,621
Corporate securities	150	-	-	150
	$247,627	$2,715	$(3,242)	$247,100

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2008:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$ 900	$ 22	$ -	$ 922
State and political subdivisions	8,571	339	-	8,910
Corporate securities	4,566	-	(1,589)	2,977
Other equity securities	295	2	(34)	263
	$ 14,332	$ 363	$(1,623)	$ 13,072
Securities to be held to maturity
U.S. Treasury and agency	$ 110,513	$ 74	$(5,871)	$ 104,716
Mortgage-backed securities	60,774	640	(297)	61,117
State and political subdivisions	62,330	952	(684)	62,598
Corporate securities	1,150	-	(121)	1,029
	$ 234,767	$1,666	$(6,973)	$ 229,460

The following table summarizes the contractual maturities of investment securities at June 30, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 326	$ 318	$ 385	$ 393
Due in 1 to 5 years	3,289	3,477	7,735	7,981
Due in 5 to 10 years	3,803	3,939	15,426	15,820
Due after 10 years	28,986	27,969	224,081	222,906
Equity securities	295	269	-	-
	$36,699	$35,972	$247,627	$247,100

The following table summarizes the contractual maturities of investment securities at December 31, 2008:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 1,063	$ 935	$ 935	$ 936
Due in 1 to 5 years	5,251	4,408	7,210	7,369
Due in 5 to 10 years	5,935	6,162	21,856	22,199
Due after 10 years	1,788	1,304	204,766	198,956
Equity securities	14,988	14,956	-	-
	$29,025	$27,765	$234,767	$229,460

At June 30, 2009, securities with a fair value of $151.5 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $153.6 million as of December 31, 2008 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months ended June 30, 2009 and twelve months ended December 31, 2008:

In thousands of dollars	For the six months ended June 30, 2009	For the year ended December 31, 2008
Proceeds from sales	$ 2,044	$14,192
Gross gains	$ 18	$ 123
Gross losses	(167)	(212)
Net gain (loss)	$ (149)	$ (89)
Related income taxes	$ (52)	$ (31)

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2009, there were 67 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 13 had been temporarily impaired for 12 months or more. During the first quarter 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company corporate security in the investment portfolio. In Management’s opinion, no additional writedown for other-than-temporary impairment is warranted.

Information regarding securities temporarily impaired as of June 30, 2009 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 54,036	$ (2,628)	$ 5,142	$ (359)	$ 59,178	$ (2,987)
Mortgage-backed securities	41,717	(395)	12	-	41,729	(395)
State and political subdivisions	10,350	(156)	2,014	(348)	12,364	(504)
Corporate securities	318	(8)	637	(485)	955	(493)
Other equity securities	-	-	130	(26)	130	(26)
	$ 106,421	$ (3,187)	$ 7,935	$ (1,218)	$ 114,356	$ (4,405)

Information regarding securities temporarily impaired as of December 31, 2008 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$64,951	$(4,610)	$10,043	$(1,261)	$ 74,994	$(5,871)
Mortgage-backed securities	12,498	(110)	3,534	(187)	16,032	(297)
State and political subdivisions	13,592	(573)	2,165	(111)	15,757	(684)
Corporate securities	1,821	(187)	1,709	(1,523)	3,530	(1,710)
Other equity securities	-	-	32	(34)	32	(34)
	$92,862	$(5,480)	$17,483	$(3,116)	$110,345	$(8,596)

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for most of its wholesale funding needs. As of June 30, 2009 and December 31, 2008, the Company’s investment in FHLB stock totaled $14.0 million.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

The FHLB has announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases, and announced that its 2008 net loss included a charge to earnings of $381.7 million representing an other-than-temporary impairment charge on its private-label mortgage-backed securities portfolio. The estimated fair value of private-label mortgage-backed securities owned by the FHLB at December 31, 2008 was approximately $1.6 billion less than the $4.0 billion amortized cost of the securities. In the future, if additional unrealized losses on the FHLB’s private-label mortgage-back securities are deemed to be other-than-temporary, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than par value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2009. The Bank will continue to monitor its investment in FHLB stock.

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

The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, to stock-based employee compensation. As a result, $19,000 in compensation cost is included in the Company’s financial statements for the first six months of 2009. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 1.5 years is $56,000, which is for 21,000 options granted in 2005. The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.

The following table summarizes the status of the Company’s non-vested options as of June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	21,000	$4.41
Granted in 2009	-	-
Vested in 2009	-	-
Forfeited in 2009	-	-
Non-vested at June 30, 2009	21,000	$4.41

During 2009, 3,000 options were exercised, with proceeds paid to the Company of $22,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $32,000. A summary of the status of the Company’s Stock Option Plan as of June 30, 2009 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	76,500	$13.37
Granted in 2009	-	-
Vested in 2009	-	-
Exercised in 2009	(3,000)	7.50
Forfeited in 2009	-	-
Outstanding at June 30, 2009	73,500	$13.51	3.8	$438
Exercisable at June 30, 2009	52,500	$11.71	3.1	$407

Note 4 – Preferred Stock

On January 9, 2009, the Company received $25 million from preferred stock issuance of under the U.S. Treasury Capital Purchase Program ( the “CPP Shares”) at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.

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

In conjunction with the sale of the CPP Shares, the Company also issued warrants to Treasury giving it the right to purchase from the Company 225,904 shares of the Company’s common stock at a price of $16.60 per share. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis.

Note 5 – Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2009, the Company repurchased 2,636 from employee benefit plans at an average price of $15.21 per share and for total proceeds of $40,000. As of June 30, 2009, the Company had repurchased 178,110 shares under the repurchase plan at an average price of $15.53 and at a total cost of $2.8 million.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2009 and 2008:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2009
Net income as reported	$7,490
Less dividends and amortization of premium on preferred stock	488
Basic EPS: Income available to common shareholders	7,002	9,712,252	$0.72
Effect of dilutive securities: incentive stock options		16,951
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,002	9,729,203	$0.72
For the six months ended June 30, 2008
Net income as reported	$7,194
Basic EPS: Income available to common shareholders	7,194	9,711,869	$0.74
Effect of dilutive securities: incentive stock options		19,377
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,194	9,731,246	$0.74

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2009 and 2008:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2009
Net income as reported	$3,762
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	3,425	9,718,650	$0.35
Effect of dilutive securities: incentive stock options		21,626
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,425	9,740,276	$0.35
For the quarter ended June 30, 2008
Net income as reported	$3,603
Basic EPS: Income available to common shareholders	3,603	9,707,568	$0.37
Effect of dilutive securities: incentive stock options		20,298
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,603	9,727,866	$0.37

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

Note 7 – Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $15,500 of their compensation if under age 50 and $20,500 if age 50 or over, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2008 and 2007. The amount for 2009 has not been established. The expense related to the 401(k) plan was $169,000 and $170,000 for the six months ended June 30, 2009 and 2008, respectively.

Supplemental Retirement Benefits

The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Accounting Principles Board Opinion No. 12. The expense of these supplemental retirement benefits was $88,000 and $82,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, the associated accrued liability was $1,325,000 compared to $1,265,000 and $1,211,000 at December 31, 2008 and June 30, 2008, respectively.

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

In thousands of dollars	June 30, 2009	June 30, 2008
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,990	$ 1,949
Service cost	10	8
Interest cost	68	68
Benefits paid	(78)	(87)
Benefit obligation at end of period	1,990	1,938
Funded status
Benefit obligation at end of period	(1,990)	(1,938)
Accrued benefit cost	$(1,990)	$(1,938)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For three months ended June 30,
In thousands of dollars	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$ 8	$ 8	$ 4	$ 4
Interest cost	68	68	34	34
Amortization of unrecognized transition obligation	14	14	7	7
Amortization of prior service credit	(2)	(2)	(1)	(1)
Amortization of accumulated losses	10	2	5	1
Net periodic benefit cost	$ 98	$ 90	$ 49	$ 45

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss are as follows:

	At June 30,
In thousands of dollars	2009	2008
Unamortized prior service credit	$ -	$ 4
Unamortized net actuarial loss	(296)	(274)
Unrecognized transition obligation	(107)	(137)
	(403)	(407)
Deferred tax benefit at 35%	141	142
Net unrecognized postretirement benefits included in accumulated other comprehensive loss	$ (262)	$ (265)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2009 are $39,000 and the expected benefit payments for all of 2009 are $157,000. There is no expected contribution for 2009. Plan expense for 2009 is estimated to be $175,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 8 – Goodwill and Other Intangible Assets

As of December 31, 2008, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 9 – Mortgage Servicing Rights

SFAS No. 156, “Accounting for Servicing of Financial Assets”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2009, the prepayment assumption using the PSA model was 254, which translates into an anticipated prepayment rate of 15.27%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the six months ended June 30, 2009 and 2008, servicing rights capitalized totaled $866,000 and $162,000, respectively. Servicing rights capitalized for the three month periods ended June 30, 2009 and 2008, were $580,000 and $87,000 respectively. Servicing rights amortized for the six month periods ended June 30, 2009 and 2008, were $567,000 and $236,000, respectively. Servicing rights amortized for the three month periods ended June 30, 2009 and 2008, were $430,000 and $119,000, respectively. At June 30, 2009 and 2008, the Bank serviced loans for others totaling $206.2 million and $171.0 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Mortgage servicing rights	$ 4,694	$ 4,239	$ 3,917
Accumulated amortization	(3,594)	(3,412)	(3,146)
Impairment reserve	(74)	(224)	(64)
	$ 1,026	$ 603	$ 707

Note 10 – Income Taxes

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

Note 11 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

Note 12 – Fair Value Disclosures

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets.

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

The most significant instruments that the Company fair values include securities which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

At June 30, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 35,972	$ -	$ 35,972
Total assets	$ -	$ 35,972	$ -	$ 35,972

At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale	$ -	$ 13,072	$ -	$ 13,072
Total assets	$ -	$ 13,072	$ -	$ 13,072

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

Other Real Estate Owned. Real estate acquired through foreclosure is recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

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

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition at March 31, 2008. Other real estate owned is presented net of an allowance of $451,000. Impaired loans are presented net of a related specific allowance for loan losses of $2.7 million.

	At June 30, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 1,026	$ -	$ 1,026
Loans held for sale	-	3,162	-	3,162
Other real estate owned	-	2,797	-	2,797
Impaired loans	-	12,720	-	12,720
Total assets	$ -	$ 19,705	$ -	$ 19,705

	At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 311	$ -	$ 311
Loans held for sale	-	1,298	-	1,298
Other real estate owned	-	2,428	-	2,428
Impaired loans	-	10,492	-	10,492
Total assets	$ -	$ 14,529	$ -	$ 14,529

SFAS No. 107-1, “Interim Disclosures about the Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107-1 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values for financial instruments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
In thousands of dollars	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$ 18,575	$ 18,575	$ 16,856	$ 16,856
Securities available for sale	35,972	35,972	13,072	13,072
Securities to be held to maturity	247,627	247,100	234,767	229,460
Federal Home Loan Bank and Federal Reserve Bank stock	14,693	14,693	14,693	14,693
Loans held for sale	3,162	3,162	1,298	1,298
Loans (net of allowance for loan losses)	970,584	1,006,151	970,473	994,560
Cash surrender value of life insurance	9,320	9,320	9,148	9,148
Accrued interest receivable	7,140	7,140	5,783	5,783
Financial liabilities
Deposits	$ 913,949	$ 892,970	$ 925,736	$904,926
Borrowed funds	297,361	311,293	272,074	290,336
Accrued interest payable	1,150	1,150	1,322	1,322

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

Note 13 – Impact of Recently Issued Accounting Standards

In May 2009, the FASB issued Statement of SFAS No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140” to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The First Bancorp, Inc. and Subsidiary

Forward-Looking Statements

This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the Secutities and Exchange Commission (“SEC”), in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management’s estimates and assumptions under different assumptions or conditions.

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

Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

Use of Non-GAAP Financial Measures

Certain information in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management uses these “non-GAAP” measures in its analysis of the Company’s performance and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.

The following table provides a reconciliation of tax equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. A 35.0% tax rate was used in both 2009 and 2008.

	For the six months ended June 30		For the quarters ended June 30
In thousands of dollars	2009	2008	2009	2008
Net interest income as presented	$ 22,510	$ 17,759	$ 11,437	$ 8,942
Effect of tax-exempt income	1,170	1,107	596	538
Net interest income, tax equivalent	$ 23,680	$ 18,866	$ 12,033	$ 9,480

The Company presents its efficiency ratio using non-GAAP information. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income. The non-GAAP efficiency ratio excludes securities losses and other-than-temporary impairment charges from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation of between the GAAP and non-GAAP efficiency ratio:

	For the six months ended		For the quarters ended
In thousands of dollars	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Non-interest expense, as presented	$13,021	$10,874	$ 6,234	$ 5,425
Net securities losses	(148)	-	(6)	-
Other than temporary impairment charge	(916)	-	-	-
Adjusted non-interest expense	11,957	10,874	6,228	5,425
Net interest income, as presented	22,510	17,759	11,437	8,942
Effect of tax-exempt income	1,262	1,199	642	591
Non-interest income, as presented	5,549	4,694	2,963	2,518
Net securities gains	-	-	-	-
Adjusted net interest income plus non-interest income	$29,321	$23,652	$15,042	$12,051
Non-GAAP efficiency ratio	40.78%	45.97%	41.40%	45.02%
GAAP efficiency ratio	46.41%	48.43%	43.29%	47.34%

The Company presents certain information based upon tangible average shareholders’ equity instead of total average shareholders’ equity. The difference between these two measures is the Company’s intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders’ equity to the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles:

	For the six months ended June 30		For the quarters ended June 30
In thousands of dollars	2009	2008	2009	2008
Average shareholders’ equity as presented	$ 144,927	$ 115,282	$ 142,484	$ 114,605
Intangible assets	27,684	27,684	27,684	27,684
Tangible average shareholders’ equity	$ 117,243	$ 87,598	$ 114,800	$ 86,921

Executive Summary

Net income for the first six months of 2009 was $7.5 million, up $296,000 or 4.1% from the $7.2 million posted for the same period in 2008. Earnings per common share on a fully diluted basis were $0.72 for the six-months ended June 30, 2009, down $0.02 or 2.7% from the $0.74 posted for the same period in 2008. For the quarter ended June 30, 2009, net income was $3.8 million, an increase of $159,000 or 4.4% from the second quarter of 2008 and up $34,000 or 0.9% from the previous quarter. Earnings per common share on a fully diluted basis were $0.35 for the quarter ended June 30, 2009, down $0.02 or 5.4% from the second quarter of 2008 and from the previous quarter.

The Company continues to benefit from the current low interest rate environment and the steep yield curve. This is best reflected in net interest income, which was up $4.8 million or 26.8% over the first six months of 2008. While income from earning assets declined by 8.3% compared to the first six months of 2008, funding costs declined 42.7%. As a result, we saw our net interest margin widen from 3.23% for the first six months of 2008 to 3.68% for the first six months of 2009.

At the same time, we have seen continued deterioration in credit quality. With broad-based weakness in the economy, a continued slump in the housing market and unemployment at 9.4%, which is at the highest level it has been since 1983, we are in the longest and possibly the worst recession since the Great Depression of the 1930’s. Also not reflected in these unemployment numbers is the number of people who have experienced reduced incomes from wage cutbacks and loss of overtime. In Maine, many people are self-employed and are also experiencing a decline in business revenues impacting their individual incomes as well.

While assets are up $44.2 million or 3.3% year-to-date, assets decreased $28.5 million or 2.0% in the second quarter due to mortgages refinancing and being sold into the secondary market and called securities not being replaced. Year-to-date, the loan portfolio is virtually unchanged, with excellent growth in commercial loans offset by the decline in mortgages. Despite a decline in the second quarter, the investment portfolio is up $35.8 million or 13.6% year-to-date due to the purchase of GNMA securities. Our asset growth in 2009 has been funded with a mix of wholesale deposits and borrowed funds. Low-cost deposits are down $9.6 million or 3.7% year-to-date, and this decline is in line with our normal seasonal pattern.

We also added $25.0 million in preferred stock in the first quarter under the U.S. Treasury Capital Purchase Program. Our participation in the program provides us with greater ability to ride out the current economic storm, especially if conditions worsen, and also provides greater ability to work with individuals and businesses as they also struggle through these adverse economic conditions. We continue to be considered well-capitalized by FDIC standards with total risk-based capital at 14.84%, well above the well-capitalized threshold of 10.00% set by the FDIC.

Net Interest Income

Total interest income of $32.9 million for the six months ended June 30, 2009 is an 8.3% decrease from total interest income of $35.8 million in the comparable period of 2008. Total interest expense of $10.4 million for the first six months of 2009 is a 42.7% decrease from total interest expense of $18.1 million for the first six months of 2008. As a result, net interest income increased 26.8% or $4.8 million to $22.5 million for the six months ended June 30, 2009, from the $17.8 million reported for the same period in 2008.

The Company’s net interest margin on a tax-equivalent basis increased from 3.23% in the first six months of 2008 to 3.68% for the six months ended June 30, 2009. This increase was due to a combination of lower interest rates and growth in earning assets. Tax-exempt interest income amounted to $2,174,000 and $2,052,000 for the six months ended June 30, 2009 and 2008, respectively.

Total interest income of $16.3 million for the quarter ended June 30, 2009 is a 7.2% decrease from total interest income of $17.5 million in the comparable period of 2008. Total interest expense of $4.8 million for the quarter ended June 30, 2009 is a 43.8% decrease from total interest expense of $8.6 million for the same period in 2008. As a result, net interest income increased 27.9% or $2.5 million to $11.4 million for the quarter ended June 30, 2009, from the $8.9 million reported for the same period in 2008.

The Company’s net interest margin on a tax-equivalent basis increased from 3.21% for the quarter ended June 30, 2008 to 3.76% for the quarter ended June 30, 2009. This increase was due to a combination of lower interest rates and growth in earning assets. Tax-exempt interest income amounted to $1,107,000 and $988,000 for the quarters ended June 30, 2009 and 2008, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and the quarters ended June 30, 2009 and 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Six months ended June 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 8,132	5.32%	$ 6,927	5.90%
Loans held for sale	45	5.03%	78	7.11%
Loans	25,862	5.28%	29,946	6.44%
Total interest-earning assets	34,039	5.29%	36,951	6.34%
Interest-bearing liabilities
Deposits	6,694	1.51%	12,349	3.31%
Other borrowings	3,665	2.79%	5,736	3.75%
Total interest-bearing liabilities	10,359	1.80%	18,085	3.44%
Net interest income	$23,680		$18,866
Interest rate spread		3.49%		2.90%
Net interest margin		3.68%		3.23%

Quarters ended June 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 4,047	5.45%	$ 3,525	5.85%
Loans held for sale	22	5.35%	40	7.21%
Loans	12,778	5.20%	14,487	6.18%
Total interest-earning assets	16,847	5.26%	18,052	6.11%
Interest-bearing liabilities
Deposits	3,049	1.41%	5,910	3.08%
Other borrowings	1,765	2.50%	2,662	3.57%
Total interest-bearing liabilities	4,814	1.68%	8,572	3.21%
Net interest income	$12,033		$ 9,480
Interest rate spread		3.58%		2.89%
Net interest margin		3.76%		3.21%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months and quarters ended June 30, 2009 compared to 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Six months ended June 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 2,109	$ (693)	$ (211)	$ 1,205
Loans held for sale	(15)	(23)	5	(33)
Loans	1,694	(5,469)	(309)	(4,084)
Total interest income	3,788	(6,185)	(515)	(2,912)
Interest expense
Deposits	2,385	(6,739)	(1,301)	(5,655)
Other borrowings[2]	(807)	(1,471)	207	(2,071)
Total interest expense	1,578	(8,210)	(1,094)	(7,726)
Change in net interest income	$ 2,210	$ 2,025	$ 579	$ 4,814

Quarters ended June 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 1,027	$ (391)	$(114)	$ 522
Loans held for sale	(10)	(11)	3	(18)
Loans	884	(2,444)	(149)	(1,709)
Total interest income	1,901	(2,846)	(260)	(1,205)
Interest expense
Deposits	1,094	(3,337)	(618)	(2,861)
Other borrowings[2]	(274)	(694)	71	(897)
Total interest expense	820	(4,031)	(547)	(3,758)
Change in net interest income	$ 1,081	$ 1,185	$ 287	$2,553

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six-month periods and quarters ended June 30, 2009 and 2008.

	For the six months ended		For the quarters ended
In thousands of dollars	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Assets
Cash and due from banks	$ 13,585	$ 14,317	$ 13,277	$ 13,857
Securities available for sale	16,313	25,092	12,994	26,392
Securities to be held to maturity	277,068	187,422	269,931	180,422
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	14,693	14,693	14,693	14,693
Loans held for sale (fair value approximates cost)	1,805	2,219	1,649	2,200
Loans	987,508	934,636	985,777	929,110
Allowance for loan losses	(9,745)	(7,123)	(9,270)	(6,920)
Net loans	977,763	927,513	976,507	922,190
Accrued interest receivable	6,554	7,244	6,333	6,394
Premises and equipment	17,588	16,280	16,400	16,384
Other real estate owned	2,540	1,438	2,468	1,317
Dividends receivable	-	-	-	-
Goodwill	27,684	27,684	27,684	27,684
Other assets	19,774	17,122	19,896	16,562
Total Assets	$1,375,367	$1,241,024	$1,361,832	$1,228,095

Liabilities & Stockholders’ Equity
Demand deposits	$ 60,188	$ 57,366	$ 61,502	$ 57,139
NOW deposits	104,124	99,727	103,005	96,820
Money market deposits	115,618	125,221	120,020	130,388
Savings deposits	84,277	85,847	82,355	85,426
Certificates of deposit	233,689	339,457	231,510	321,785
Certificates $100,000 and over	357,833	100,310	328,665	95,942
Total deposits	955,729	807,928	927,057	787,500
Borrowed funds	264,439	307,714	283,406	315,957
Dividends payable	889	814	904	813
Other liabilities	9,383	9,286	7,981	9,220
Total Liabilities	1,230,440	1,125,742	1,219,348	1,113,490
Shareholders’ Equity:
Preferred stock	23,895	-	22,773	-
Common stock	97	97	97	397
Additional paid-in capital	44,575	44,403	44,237	66,240
Retained earnings	77,159	70,719	76,462	47,809
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale	(530)	335	(814)	433
Net unrealized loss on postretirement benefit costs	(269)	(272)	(271)	(274)
Total Stockholders’ Equity	144,927	115,282	142,484	114,605
Total Liabilities & Stockholders’ Equity	$1,375,367	$1,241,024	$1,361,832	$1,228,095

Non-Interest Income

Non-interest income was $5.5 million for the six months ended June 30, 2009, an increase of 18.2% from the $4.7 million reported for the first six months of 2008. This increase was attributable to mortgage origination and servicing income, which increased $1.3 million or 614.4% as a result of a high volume of residential mortgages refinancing and these loans being sold to the secondary market. For the quarter ended June 30, 2009, non-interest income was $3.0 million, up 17.7% from the $2.5 million posted for the same period in 2008. As with our year-to-date results, the increase for the second quarter was attributable to residential mortgage refinancing.   Non-Interest Expense

Non-interest expense of $13.0 million for the six months ended June 30, 2009 is an increase of 19.7% compared to non-interest expense of $10.9 million for the same period in 2008. This majority of the increase was attributable to an other-than- temporary impairment charge of $916,000 and a $630,000 one-time special assessment for FDIC insurance. For the quarter ended June 30, 2009, non-interest expense was $6.2 million, an increase of 14.9% over the $5.4 million posted for the same period in 2008. This increase was attributable to the one-time special assessment for FDIC insurance. Despite these increases in non-interest expense, the Company’s efficiency ratio improved considerably in the first six months of 2009 – 40.78% compared to 45.97% for the first six months of 2008. For the quarter ended June 30, 2008, the efficiency ratio was 41.40% compared to 45.02% for the same period in 2008. The improvement in the efficiency ratio for both the quarter and year-to-date was the result of the increase in both net interest income and non-interest income previously discussed.

Income Taxes

Income taxes on operating earnings were $2.9 million for the six months ended June 30, 2009, even with the same period in 2008, and $1.5 million for the three months ended June 30, 2009, even with the same period in 2008. This is in line with the increase in the Company’s level of income before taxes.

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

Investments

The Company’s investment portfolio increased by $35.8 million or 13.6% to $298.3 million between December 31, 2008, and June 30, 2009. The growth in the portfolio in the first six months of 2009 was primarily in GNMA mortgage-backed securities which were purchased to offset the cost of the preferred stock issuance under the U.S. Treasury’s Capital Purchase Program in January. During the second quarter of 2009, however, the portfiolio decresed $25.5 million as a result of Management’s decision to not replace securities that matured or were called. At June 30, 2009, the Company’s available for sale portfolio had an unrealized loss, net of taxes, of $0.5 million. Between June 30, 2008 and June 30, 2009, the Company’s investment portfolio increased by $51.9 million or 21.1%.

Impaired Securities

The securities portfolio contains certain securities the amortized cost of which exceeds fair value, which at June 30, 2009 amounted to an excess of $3.2 million, or 1.1% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $2.0 million, or 0.8% of the total securities portfolio.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.

The Company’s evaluation of securities for impairments is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.

The Company’s best estimate of cash flows uses severe economic recession assumptions due to market uncertainty. The Company’s assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.

Based on the foregoing evaluation criteria, during the first quarter of 2009, the Company concluded that unrealized losses on one available-for-sale corporate security with an amortized cost of $1.0 million was other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover 100% of the investment. Accordingly, the Company recorded an other-than-temporary impairment charge of $916,000. Management believes this loss was attributable to potential bankruptcy of the issuer of the security, which ultimately happened in the second quarter of 2009. While recording this impairment charge is consistent with current U.S. GAAP accounting standards, Management estimates that the ultimate economic losses that may be realized for other securities in the portfolio may be meaningfully less than the current “mark-to-market” losses. Management believes that the difference between the expected losses and current “mark-to-market” losses is largely attributable to current market illiquidity conditions, de-leveraging, and the historical disruption in the financial markets in general. In Management’s opinion, no additional writedown for other-than-temporary impairment is required.

As of June 30, 2009, the Company had temporarily impaired securities with a fair value of $114.4 million and unrealized losses of $4.4 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $7.9 million as of June 30, 2009, compared with $17.5 million at December 31, 2008. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 54,036	$ (2,628)	$ 5,142	$ (359)	$ 59,178	$ (2,987)
Mortgage-backed securities	41,717	(395)	12	-	41,729	(395)
State and political subdivisions	10,350	(156)	2,014	(348)	12,364	(504)
Corporate securities	318	(8)	637	(485)	955	(493)
Other equity securities	-	-	130	(26)	130	(26)
	$ 106,421	$ (3,187)	$ 7,935	$ (1,218)	$ 114,356	$ (4,405)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of June 30, 2009, the total unrealized losses on these securities amounted to $3.0 million, compared with $5.9 million at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2009 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2009, the total unrealized losses on these securities amounted to $395,000, compared with $297,000 at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2009 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of June 30, 2009, the total unrealized losses on municipal securities amounted to $504,000, compared with $684,000 at December 31, 2008. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At June 30, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of June 30, 2009, the total unrealized losses on corporate securities amounted to $493,000, compared with $1.7 million at December 31, 2008. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2009 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, The Company does not consider these corporate securities to be other-than-temporarily impaired at June 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity. The previously discussed security which was designated as other-than-temporarily impaired in the first quarter of 2009 evaluated separately because the fair value exceeded the impaired value at June 30, 2009.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England states. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Company must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for most of its wholesale borrowings. As of June 30, 2009 and December 31, 2008, the Company’s investment in FHLB stock totaled $14.0 million.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Company has no intention of terminating its FHLB membership.

The FHLB has announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases, and announced that its 2008 net loss included a charge to earnings of $381.7 million representing an other-than-temporary impairment charge on its private-label mortgage-backed securities portfolio. The estimated fair value of private-label mortgage-backed securities owned by the FHLB at December 31, 2008 was approximately $1.6 billion less than the $4.0 billion amortized cost of the securities. In the future, if additional unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than par value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2009. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio experienced limited growth in the first six months of 2009, with total loans at $982.3 million at June 30, 2009, up $3.1 million or 0.3% from total loans of $979.3 million at December 31, 2008. The most significant increase was seen in commercial loans which increased $30.6 million or 7.3% between December 31, 2008 and June 30, 2009. This was almost identical to the decline in residential term loans which decreased by $30.3 million or 6.6% during the same period as a result of borrowers refinancing home mortage loans which were sold to the secondary market.

Commercial loans are comprised of two major categories, commercial real estate loans and other commercial loans. Commercial real estate is primarily comprised of loans to small business collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small business collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land development loans typically have a maximum loan-to-value of 65% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 30% of capital are well under the regulatory guidance of 100% of capital. Commercial real estate loans are at 160% of capital, well under the regulatory guidance of 300% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.

Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages and home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily short-term amortizing loans to individuals collateralized by automobiles, pleasure craft and recreations vehicles, with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.

The following table summarizes the loan portfolio as of June 30, 2009 and 2008 and December 31, 2008.

In thousands of dollars	June 30, 2009		December 31, 2008		June 30, 2008
Commercial
Real estate	$195,621	19.9%	$172,492	17.7%	$153,012	16.1%
Other	252,699	25.7%	245,224	25.0%	258,367	27.1%
Municipal	44,722	4.6%	36,279	3.7%	23,966	2.5%
Residential
Term	425,449	43.3%	455,753	46.5%	448,204	47.1%
Construction	1,621	0.2%	1,883	0.2%	2,469	0.3%
Consumer	62,224	6.3%	67,642	6.9%	65,796	6.9%
Total loans	$982,336	100.0%	$979,273	100.0%	$951,814	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of June 30, 2009:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$ 721	$ 6,263	$ 25,519	$163,118	$195,621
Other	65,792	31,271	37,376	118,260	252,699
Municipal	15,135	12,011	6,766	10,810	44,722
Residential
Term	1,677	3,140	32,528	388,104	425,449
Construction	1,621	-	-	-	1,621
Consumer	6,551	14,570	9,639	31,464	62,224
Total loans	$91,497	$67,255	$111,828	$711,756	$982,336

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of June 30, 2009.

Dollars in thousands	Amount	% of total
Variable-rate loans
Commercial
Real Estate	$186,506	19.0%
Other	215,448	21.9%
Municipal	4,298	0.4%
Residential
Term	332,233	33.9%
Construction	1,032	0.1%
Consumer	4,800	0.5%
Total variable-rate loans	$744,317	75.8%
Fixed-rate loans
Commercial
Real Estate	$ 9,115	0.9%
Other	37,251	3.8%
Municipal	40,424	4.1%
Residential
Term	93,216	9.5%
Construction	589	0.1%
Consumer	57,424	5.8%
Total fixed-rate loans	$238,019	24.2%
Total loans	$982,336	100.0%

Loan Concentrations

As of June 30, 2009, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $3.2 million at June 30, 2009 compared with $1.3 million at December 31, 2008 and $2.3 million at June 30, 2008. No recourse obligations have been incurred in connection with the sale of loans. Due to refinancing activity, $78.8 million of residential mortgages were sold into the secondary market during the six months ended June 30, 2009, much higher than the $12.3 million sold in the comparable period in 2008. This resulted in non-interest income for mortgage origination and servicing for the six months ended June 30, 2009 being up $1.3 million or 614.4% compared to the same period in 2008.

Credit Risk Management and Allowance for Loan Losses

Credit risk is the risk of loss arising from the inability of a borrower to meet its obligations. We manage credit risk by evaluating the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions, and expectations. We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies and evaluation processes are designed to minimize our risk, Management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

The allowance consists of three elements: (1) specific reserves and valuation allowances for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance.

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our non-performing commercial loans are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are also considered in connection with our unallocated portion of our allowance for loan losses.

The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management’s judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential and Consumer

Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk rating and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status. In general, the foreclosure process is also begun at this time.

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management’s evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2009, impaired loans with specific reserves totaled $9.7 million (all of these loans were on non-accrual status) and the amount of such reserves was $2.7 million. This compares to impaired loans with specific reserves of $7.6 million at December 31, 2008 (all of these loans were on non-accrual status) and the amount of such reserves was $2.0 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2009 is considered by Management to be adequate to address the credit losses inherent in the current loan portfolio. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The allowance for loan losses totaled $11.8 million at June 30, 2009, compared to $8.8 million and $7.8 million as of December 31, 2008 and June 30, 2008, respectively. The increase in the allowance reflects Management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), which increased $0.7 million in the first six months of 2009 from $2.0 million at December 31, 2008 to $2.7 million at June 30, 2009. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. Increases to reflect negative market trends and other qualitative factors (unallocated reserves) increased $468,000 in the first six months of 2009 from $676,000 on December 31, 2008 to $1.1 million on June 30, 2009.

The following table summarizes our allocation of allowance by loan type as of June 30, 2009 and 2008 and December 31, 2008:

In thousands of dollars	June 30, 2009		December 31, 2008		June 30, 2008
Commercial
Real estate	$ 3,646	19.9%	$3,608	17.60%	$1,882	16.10%
Other	4,532	25.7%	2,595	25.00%	3,168	27.10%
Municipal	22	4.6%	20	3.70%	25	2.50%
Residential
Term	1,758	43.3%	757	46.50%	1,418	47.10%
Construction	-	0.2%	-	0.20%	-	0.30%
Consumer	650	6.3%	1,144	6.90%	708	6.90%
Unallocated	1,144	-	676	-	598	-
Total	$11,752	100.0%	$8,800	100.0%	$7,800	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $4.6 million for the first six months of 2009 as compared to $1.4 million for the first six months of 2008. Net chargeoffs were $1.6 million in the first six months of 2009 compared to net chargeoffs of $439,000 in the first six months of 2008. Our allowance as a percentage of outstanding loans has increased from 0.90% as of December 31, 2008 to 1.20% as of June 30, 2009, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses:

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Balance at beginning of year	$ 8,800	$6,800	$6,800
Loans charged off:
Commercial
Real estate	364	193	3
Other	1,037	1,997	253
Municipal	-	-	-
Residential
Term	271	159	87
Construction	-	-	-
Consumer	52	592	194
Total	1,724	2,941	537
Recoveries on loans previously charged off
Commercial
Real Estate	-	49	-
Other	67	32	9
Municipal	-	-	-
Residential
Term	2	4	2
Construction	-	-	-
Consumer	7	156	87
Total	76	241	98
Net loans charged off	1,648	2,700	439
Provision for loan losses	4,600	4,700	1,439
Balance at end of period	$11,752	$8,800	$7,800
Net loans charged off to average loans outstanding (annualized)	0.33%	0.28%	0.09%
Allowance for loan losses to total loans outstanding	1.20%	0.90%	0.82%

Management believes the allowance for loan losses is adequate as of June 30, 2009. In Management’s opinion, the increase in provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the deterioration in credit quality of our loan portfolio and corresponding increased levels of specific reserves and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

Nonperforming Loans

Nonperforming loans are comprised of loans which have been determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the revised appraisal – typically 30 days for residential loans and 60-90 days for commercial loans – the loan may have an additional specific reserve or write down based upon the new appraisal information.

On an ongoing basis, if a non-performing loan is collateral dependent as its source of repayment, we may have an independent appraisal done periodically, based on the currency of the most recent appraisal and the size of the loan, and an additional specific reserve or write down based upon the new appraisal information will be made if needed. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.

Nonperforming loans, expressed as a percentage of total loans, totaled 1.57% at June 30, 2009 compared to 1.31% at December 31, 2008 and 0.40% at June 30, 2008. The following table shows the distribution of nonperforming assets and loans greater than 90 days past due as of June 30, 2009 and 2008 and December 31, 2008:

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Commercial
Real estate	$9,340	$8,307	$614
Other	3,345	2,742	1,059
Municipal	-	-	-
Residential
Term	7,056	6,244	4,520
Construction	-	-	-
Consumer	202	136	37
Total	$19,943	$17,429	$6,230
Non-accrual loans included in above total	$15,409	$12,449	$3,180

Nonaccrual loans have increased $3.0 million from December 31, 2008 to June 30, 2009, with the number of loans increasing by six from 81 to 87 during the same period. Nonaccrual commercial loans increased $1.8 million from December 31, 2008 to June 30, 2009. The specific allowance for impaired commercial loans increased from $1.8 million at December 31, 2008 to $2.2 million as of June 30, 2009, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Nonaccrual residential loans increased $1.2 million from December 31, 2008 to June 30, 2009, with the recession and resulting higher unemployment leading to higher levels of delinquent borrowers. Non-accrual consumer loans were virtually unchanged from December 31, 2008 to June 30, 2009.

Troubled Debt Restructures

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. As of June 30, 2009 we had 23 loans with a value of $3.8 million that have been restructured due to the borrower’s inability to maintain a current status on the loan that were classified as TDRs. This compares to no loans classified as TDRs as of December 31, 2008 and June 30, 2008. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:

•	Was a concession in term made to extend the final maturity date to more than 30 years?
•	Was the loan in risk of default and more than 90 days past due?
•	Was the interest rate modified to below the current market rate?
•	Was the borrower unlikely to be able to refinance because of a substandard FICO score?

If the answer to any of the four questions was yes, then the loan is a classified as a TDR. There are no bankruptcy cases in the current TDRs that Management is aware of.

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At June 30, 2009, there were 25 potential problem loans with a balance of $2.1 million or 0.2% of total loans. This compares to $4.0 million or 0.4% of total loans at December 31, 2008.

The Bank’s overall loan delinquency ratio increased to 3.03% at June 30, 2009, versus 2.99% at December 31, 2008 and 1.96% at June 30, 2008. The increase in 2009 was related to continued weakening in the national economy resulting in a deterioration in asset quality. Loans 90 days delinquent and accruing decreased from $5.0 million at December 31, 2008 to $4.5 million as of June 30, 2009. This total is made up of 61 loans, with the largest loan totaling $346,000. We expect to collect all amounts due on these loans, including interest.

The following table sets forth loan delinquencies as of June 30, 2009 and 2008 and December 31, 2008:

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Commercial
Real estate	$10,384	$13,322	$4,265
Other	7,709	1,971	2,770
Municipal	-	-	-
Residential
Term	14,757	12,009	11,065
Construction	-	-	-
Consumer	569	2,000	395
Total	$33,419	$29,302	$18,495
Loans 30-89 days past due to total loans	1.37%	1.34%	1.30%

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at fair value and is not included as part of the allowance for loan loss totals. At June 30, 2009, there were ten properties owned with a net OREO balance of $2.8 million, net of an allowance for losses of $0.5 million, compared to December 31, 2008 when there were nine properties owned with a net OREO balance of $2.4 million, net of an allowance for losses of $0.3 million and June 30, 2008 when there were three properties owned with a net OREO balance of $1.8 million, net of an allowance for losses of $0.3 million.

In thousands of dollars	June 30, 2009	December 31, 2008	June 30, 2008
Other real estate owned	$3,247	$2,752	$1,883
Less allowance for losses	450	324	325
Net other real estate owned	$2,797	$2,428	$1,558

The following table presents the composition of other real estate owned as of June 30, 2009:

In thousands of dollars	Carrying Value	Allowance	Net Value
Commercial
Real estate	$1,153	$400	$753
Other	1,001	-	1,001
Municipal	-	-	-
Residential
Term	1,093	50	1,043
Construction	-	-	-
Consumer	-	-	-
Total	$3,247	$450	$2,797

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2008, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined there has been no impairment.

Liquidity Management

As of June 30, 2009 the Bank had primary sources of liquidity of $281.8 million. It is Management’s opinion this is adequate. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank’s primary source of liquidity is deposits, which funded approximately 62% of total average assets in 2008. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. In Management’s estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks.

Deposits

During the first six months of 2009, total deposits decreased by $11.8 million or 1.3% from December 31, 2008 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $9.6 million or 3.7% in the first six months of 2009, and during the same period, certificates of deposit increased $22.3 million or 4.2%. Between June 30, 2008 and June 30, 2009, deposits increased by 8.5%, or $71.8 million. Certificates of deposit increased by $89.6 million, while low-cost deposits decreased by $8.5 million and money market accounts decreased $9.3 million or 8.1%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The decline in low-cost deposits in the first half of 2009 is typical of the seasonality we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2009, borrowed funds increased $25.3 million or 9.3% from December 31, 2008, as a result of a shift between wholesale certificates of deposit and Federal Home Loan Bank advances to take advantage of more favorable pricing. Between June 30, 2008 and June 30, 2009, borrowed funds decreased by $19.7 million or 6.2%.

Shareholders’ Equity

Shareholders’ equity as of June 30, 2009 was $146.2 million, compared to $117.2 million as of December 31, 2008 and $114.8 million as of June 30, 2008. The Company’s earnings in the first six months of 2009 net of dividends paid, plus participation in the U.S. Treasury Capital Purchase Program (“CPP”), added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with SFAS 115, decreased by $347,000 from December 31, 2008.

In 2009, a cash dividend of 19.5 cents per share was declared in the second quarter compared to 19.0 cents in the second quarter of 2008. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 55.71% in the second quarter of 2009 compared to 51.35% in the first quarter of 2008. Total dividends declared in the first six months of 2009 were 39.0 cents per share compared to 38.5 cents per share for the same period in 2008. The dividend payout ratio was 54.17% in the first six months of 2009 compared to 50.68% in the first six months of 2008. The higher dividend payout ratio in 2009 was the result of the reduction to net income that preferred stock dividends and amortization had in net income available to common shareholders and the resulting impact on earnings per common share.

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

On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program. The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. While these securities remain outstanding, the Company may increase the dividend payable on shares of its common stock only with the consent of the U.S. Treasury.

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2009, the Company repurchased 2,636 from employee benefit plans at an average price of $15.21 per share and for total proceeds of $40,000. As of June 30, 2009, the Company had repurchased 178,110 shares under the new repurchase plan at an average price of $15.53 and at a total cost of $2.8 million.

Regulatory leverage capital ratios for the Company were 8.86% and 7.07% at June 30, 2009 and December 31, 2008, respectively. The Company had a tier one risk-based capital ratio of 13.58% and a tier two risk-based capital ratio of 14.84% at June 30, 2009, compared to 10.11% and 11.13%, respectively, at December 31, 2008. The increase in capital ratios is the result of issuance of $25 million of preferred stock to the U.S. Treasury under the Capital Purchase Program and a reduction in the Company’s level of risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2009:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$297,361	157,181	50,000	20,000	70,180
Operating leases	918	208	340	156	214
Certificates of deposit	559,292	499,309	42,825	17,158	-
Total	$857,571	656,698	93,165	37,314	70,394
Total loan commitments and unused lines of credit	$150,544	150,544	-	-	-

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at June 30, 2009 was -6.92% of total assets compared to –8.95% of total assets at December 31, 2008. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Company’s static gap, as of June 30, 2009, is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 56,860	$ 96,436	$ 86,655	$ 58,341
Loans held for sale	-	-	-	3,162
Loans	403,099	108,395	312,761	158,081
Other interest-earning assets	-	9,320	-	-
Non-rate-sensitive assets	443	-	-	76,433
Total assets	460,402	214,151	399,416	296,017
Interest-bearing deposits	420,843	183,629	59,983	186,228
Borrowed funds	157,183	9	70,048	70,121
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	175,442
Total liabilities and equity	579,876	189,488	168,831	431,791
Period gap	$(119,474)	$ 24,663	$ 230,585	$(135,774)
Percent of total assets	-8.72%	1.80%	16.83%	-9.91%
Cumulative gap (current)	(119,474)	(94,811)	135,774	-
Percent of total assets	-8.72%	-6.92%	9.91%	0.00%

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

The Company’s most recent simulation model projects net interest income would increase by approximately 0.83% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.15% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 2.06% in a falling-rate scenario, and lower than that earned in a stable rate environment by 5.62% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of June 30, 2009 and December 31, 2008 is presented in the following table:

Changes in Net Interest Income	June 30, 2009	December 31, 2008

Year 1

Projected change if rates decrease by 1.0%	+0.83%	+1.8%
Projected change if rates increase by 2.0%	-2.15%	-1.2%

Year 2

Projected change if rates decrease by 1.0%	+2.06%	-0.5%
Projected change if rates increase by 2.0%	-5.62%	-6.4%

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

This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, pricing decisions on loans and deposits, and reinvestment/ replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive ability of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2009, the Company had a de diminimus interest rate cap for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2009, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The following is an addition to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

There can be no assurance that the Emergency Economic Stabilization Act (“EESA”), the American Recovery and Reinvestment Act of 2009, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system will help stabilize the U.S. financial system.   The EESA was enacted in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, preferred equity and warrants, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under its authority provided by EESA, the U.S. Treasury established the Capital Purchase Program, and the core provisions of the Financial Stability Plan. There can be no assurance regarding the actual impact that the EESA or the American Recovery and Reinvestment Act of 2009, or programs and other initiatives undertaken by the U.S. government will have on the financial markets; the extreme levels of volatility and limited credit availability currently being experienced may persist. The failure of the EESA or other government programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on the Company. In the event that recent turmoil in the financial markets continues, we may experience a material adverse effect from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2009	385	$ 16.55	$ 6,378
February 2009	671	14.61	9,807
March 2009	1,513	16.36	24,759
April 2009	1,138	16.78	19,088
May 2009	633	15.60	9,880
June 2009	592	17.38	10,296
Total	4,932	$ 16.26	$ 80,206

In addition, on January 9, 2009, the Company issued 25,000 shares of its Series A Preferred Stock, as well as warrants to purchase up to 225,904 shares of its common stock, to the U.S. Treasury for total proceeds of $25,000,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act.

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. The Company expects such repurchases to be effected from time to time, in the open market, in private transactions or otherwise, during a period of up to 24 months. The amount and timing of shares to be purchased will be subject to market conditions and will be based on several factors, including the price of the Company’s stock and the level of stock issuances under the Company’s employee stock plans. No assurance can be given as to the specific timing of the share repurchases or as to whether and to what extent the share repurchase will be consummated. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2009, the Company repurchased 2,638 from employee benefit plans at an average price of $15.21 per share and for total proceeds of $40,000. As of June 30, 2009, the Company had repurchased 178,110 shares under the new repurchase plan at an average price of $15.53 and at a total cost of $2.8 million. Repurchase transactions from employee benefit plans in 2009 are detailed in the following table:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2009	1,077	16.49	1,077	123,450
February 2009	820	14.46	820	122,630
March 2009	666	13.93	666	121,964
April 2009	1	16.80	1	121,962
May 2009	75	16.21	75	121,891
June 2009	-	-	-	121,891
Total	2,638	15.21	2,638	121,891

Item 3 – Default Upon Senior Securities

None.   Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of The First Bancorp, the one-bank holding company of The First, N.A., was held at Samoset Resort, 220 Warrenton Street, Rockport, Maine 04856, on Wednesday, April 29, 2009 at 11:00 a.m. Eastern Daylight Time, for the following purposes:

•	To elect as directors of the Company the nominees listed in the Proxy Statement as noted.
•	To approve (on a non-binding basis) the compensation of the Company’s executives.
•	To ratify the Audit Committee’s selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company for 2009.
•	To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record at the close of business on February 19, 2009 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,705,933 shares of Common Stock of the Company, $0.01 par value per share, issued and outstanding, and the Company had no other class of voting equity securities outstanding. Each share of Common Stock was entitled to one vote at the Annual Meeting on all matters properly presented thereat.

The results of voting at the meeting are summarized in the following table:

	For	Against	Abstain	Total Votes
Article # 1 Director Election
Katherine Boyd	8,500,117	-	174,919	8,675,036
Daniel R. Daigneault	8,497,804	-	177,232	8,675,036
Robert B. Gregory	8,489,919	-	185,117	8,675,036
Tony C. McKim	8,410,226	-	264,810	8,675,036
Carl S. Poole, Jr.	8,506,123	-	168,913	8,675,036
Mark N. Rosborough	8,448,878	-	226,158	8,675,036
Stuart G. Smith	8,530,569	-	144,467	8,675,036
David B. Soule, Jr.	8,404,890	-	270,146	8,675,036
Bruce B. Tindal	8,503,311	-	171,725	8,675,036
Article # 2 Approve Compensation	8,042,260	487,986	144,790	8,675,036
Article # 3 Independent Auditor	8,601,951	36,324	36,761	8,675,036

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

Date: August 7, 2009

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: August 7, 2009