Form 10-Q/A
period 2009-06-30
First Bancorp, Inc /ME/
filed 2009-10-22
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Common Stock: 9,723,306 shares

Explanatory Note to Form 10-Q Amendment No. 1 The First Bancorp, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended June 30, 2009   This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 7, 2009, for the following:
•

To amend the Average Daily Balance Sheets table on page 27 in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. This is to correct the balances previously reported for the quarters ending June 30, 2009 and 2008.

•

As a result of such changes in quarterly average balances, the following ratios for the quarter ended June 30, 2009 changed in the table presented on page 1 for Part I. Financial Information, Selected Financial Data:

o	Return on Average Equity
o	Return on Average Tangible Equity
o	Return on Average Assets
o	Average Equity to Average Assets
o	Average Tangible Equity to Average Assets
o	Net Interest Margin Tax-Equivalent
•	As a result of such changes in quarterly average balances, the following changes were made in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
o	Table showing reconciliation of tangible average shareholders’ equity on page 24 for the quarter ended June 30, 2009
o	Reference to net interest margin for the quarter ended June 30, 2009 on page 25
o	Average yields/rates for the quarter ended June 30, 2009 in the table on page 25
o	Rate/volume table for the quarter ended June 30, 2009 compared to 2008 on page 26
  No other changes have been made to the original filing.   Except for the items described above, this Amendment continues to speak as of the date of the Original Form 10-Q, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Original Form 10-Q.

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 –Investment Securities	7
Note 3 – Stock Options	10
Note 4 – Preferred Stock	11
Note 5 – Common Stock	12
Note 6 – Earnings Per Share	12
Note 7 – Employee Benefit Plans	13
Note 8 – Goodwill and Other Intangible Assets	15
Note 9 – Mortgage Servicing Rights	15
Note 10 – Income Taxes	16
Note 11 – Reclassifications	.16
Note 12 – Fair Value Disclosures	16
Note 13 – Impact of Recently Issued Accounting Standards	20
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Forward-Looking Statements	21
Critical Accounting Policies	21
Use of Non-GAAP Financial Measures	22
Executive Summary	24
Net Interest Income	24
Average Daily Balance Sheets	27
Non-Interest Income	28
Non-Interest Expense	28
Income Taxes	28
Investments	28
Impaired Securities	28
Federal Home Loan Bank Stock	30
Lending Activities	31
Loan Concentrations	32
Loans Held for Sale	33
Credit Risk Management and Allowance for Loan Losses	33
Non-Performing Loans	36
Troyubled Debt Restructures	37
Potential Problem Loanss	37
Other Real Estate Owned	38
Goodwill	39
Liquidity Management	39
Deposits	39
Borrowed Funds	39
Shareholders’ Equity	40
Contractual Obligations	41
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	42
Market-Risk Management	42
Asset/Liability Management	43
Interest Rate Risk Management	43
Item 4: Controls and Procedures	44
Part II – Other Information	45
Item 1 – Legal Proceedings	45
Item 1a – Risk Factors	45
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 – Default Upon Senior Securities	47
Item 4 – Submission of Matters to a Vote of Security Holders	47
Item 5 – Other Information	47
Item 6 – Exhibits	48
Signatures	49

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the six months ended		For the quarters ended
Dollars in thousands,	June 30		June 30
except for per share amounts	2009	2008	2009	2008

Summary of Operations
Interest Income	$ 32,869	$ 35,844	$ 16,251	$ 17,514
Interest Expense	10,359	18,085	4,814	8,572
Net Interest Income	22,510	17,759	11,437	8,942
Provision for Loan Losses	4,600	1,439	2,950	939
Non-Interest Income	5,549	4,694	2,963	2,518
Non-Interest Expense	13,021	10,874	6,234	5,425
Net Income	7,490	7,194	3,762	3,603
Per Common Share Data
Basic Earnings per Share	$ 0.72	$ 0.74	$ 0.35	$ 0.37
Diluted Earnings per Share	0.72	0.74	0.35	0.37
Cash Dividends Declared	0.390	0.375	0.195	0.190
Book Value	12.51	11.84	12.51	11.84
Tangible Book Value [2]	9.66	8.99	9.66	8.99
Market Value	19.47	13.65	19.47	13.65
Financial Ratios
Return on Average Equity [1]	12.48%	12.68%	12.29%	12.63%
Return on Average Tangible Equity [1,2]	16.18%	16.76%	15.86%	16.66%
Return on Average Assets [1]	1.10%	1.16%	1.09%	1.15%
Average Equity to Average Assets	10.54%	9.17%	10.61%	9.13%
Average Tangible Equity to Average Assets [2]	8.52%	6.94%	8.62%	6.92%
Net Interest Margin Tax-Equivalent [1,2]	3.68%	3.23%	3.69%	3.21%
Dividend Payout Ratio	54.17%	50.68%	55.71%	51.35%
Allowance for Loan Losses/Total Loans	1.20%	0.82%	1.20%	0.82%
Non-Performing Loans to Total Loans	1.57%	0.40%	1.57%	0.40%
Non-Performing Assets to Total Assets	1.36%	0.29%	1.36%	0.29%
Efficiency Ratio [2]	40.78%	45.97%	41.40%	45.02%
At Period End
Total Assets	$1,369,986	$1,285,373	$1,369,986	$1,285,373
Total Loans	982,336	951,814	982,336	951,814
Total Investment Securities	298,292	246,378	298,292	246,378
Total Deposits	913,949	842,120	913,949	842,120
Total Shareholders’ Equity	146,198	114,758	146,198	114,758

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

	For the six months ended June 30		For the quarters ended June 30
In thousands of dollars	2009	2008	2009	2008
Average shareholders’ equity as presented	$ 144,927	$ 115,282	$ 147,343	$ 115,958
Intangible assets	27,684	27,684	27,684	27,684
Tangible average shareholders’ equity	$ 117,243	$ 87,598	$ 119,659	$ 88,274

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

The Company’s net interest margin on a tax-equivalent basis increased from 3.21% for the quarter ended June 30, 2008 to 3.69% for the quarter ended June 30, 2009. This increase was due to a combination of lower interest rates and growth in earning assets. Tax-exempt interest income amounted to $1,107,000 and $988,000 for the quarters ended June 30, 2009 and 2008, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and the quarters ended June 30, 2009 and 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Six months ended June 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 8,132	5.32%	$ 6,927	5.90%
Loans held for sale	45	5.03%	78	7.11%
Loans	25,862	5.28%	29,946	6.44%
Total interest-earning assets	34,039	5.29%	36,951	6.34%
Interest-bearing liabilities
Deposits	6,694	1.51%	12,349	3.31%
Other borrowings	3,665	2.79%	5,736	3.75%
Total interest-bearing liabilities	10,359	1.80%	18,085	3.44%
Net interest income	$23,680		$18,866
Interest rate spread		3.49%		2.90%
Net interest margin		3.68%		3.23%

Quarters ended June 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Investments	$ 4,047	5.10%	$ 3,525	5.85%
Loans held for sale	22	4.50%	40	7.21%
Loans	12,778	5.18%	14,487	6.18%
Total interest-earning assets	16,847	5.16%	18,052	6.11%
Interest-bearing liabilities
Deposits	3,049	1.32%	5,910	3.08%
Other borrowings	1,765	2.88%	2,662	3.57%
Total interest-bearing liabilities	4,814	1.65%	8,572	3.21%
Net interest income	$12,033		$ 9,480
Interest rate spread		3.51%		2.89%
Net interest margin		3.69%		3.21%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months and quarters ended June 30, 2009 compared to 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Six months ended June 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$ 2,109	$ (693)	$ (211)	$ 1,205
Loans held for sale	(15)	(23)	5	(33)
Loans	1,694	(5,469)	(309)	(4,084)
Total interest income	3,788	(6,185)	(515)	(2,912)
Interest expense
Deposits	2,385	(6,739)	(1,301)	(5,655)
Other borrowings[2]	(807)	(1,471)	207	(2,071)
Total interest expense	1,578	(8,210)	(1,094)	(7,726)
Change in net interest income	$ 2,210	$ 2,025	$ 579	$ 4,814

Quarters ended June 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Investment securities	$1,115	$(451)	$(142)	$522
Loans held for sale	(5)	(15)	2	(18)
Loans	756	(2,343)	(122)	(1,709)
Total interest income	1,866	(2,809)	(262)	(1,205)
Interest expense
Deposits	1,184	(3,370)	(675)	(2,861)
Other borrowings[2]	(478)	(511)	92	(897)
Total interest expense	706	(3,881)	(583)	(3,758)
Change in net interest income	$1,160	$1,072	$321	$2,553

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six-month periods and quarters ended June 30, 2009 and 2008.

	For the six months ended		For the quarters ended
In thousands of dollars	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Assets
Cash and due from banks	$ 13,585	$ 14,317	$13,890	$14,778
Securities available for sale	16,313	25,092	34,288	38,485
Securities to be held to maturity	277,068	187,422	284,127	194,422
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	14,693	14,693	-	-
Loans held for sale (fair value approximates cost)	1,805	2,219	1,960	2,239
Loans	987,508	934,636	989,221	940,162
Allowance for loan losses	(9,745)	(7,123)	(10,216)	(7,325)
Net loans	977,763	927,513	979,005	932,836
Accrued interest receivable	6,554	7,244	6,772	8,095
Premises and equipment	17,588	16,280	18,764	16,176
Other real estate owned	2,540	1,438	2,612	1,558
Dividends receivable	-	-	-	-
Goodwill	27,684	27,684	27,684	27,684
Other assets	19,774	17,122	19,650	17,679
Total Assets	$1,375,367	$1,241,024	$1,388,753	$1,253,953

Liabilities & Stockholders’ Equity
Demand deposits	$ 60,188	$ 57,366	$58,887	$57,593
NOW deposits	104,124	99,727	105,229	102,634
Money market deposits	115,618	125,221	111,265	120,054
Savings deposits	84,277	85,847	86,177	86,269
Certificates of deposit	233,689	339,457	235,844	357,128
Certificates $100,000 and over	357,833	100,310	386,683	104,678
Total deposits	955,729	807,928	984,085	828,356
Borrowed funds	264,439	307,714	245,681	299,471
Dividends payable	889	814	874	815
Other liabilities	9,383	9,286	10,769	9,353
Total Liabilities	1,230,440	1,125,742	1,241,410	1,137,994
Shareholders’ Equity:
Preferred stock	23,895	-	24,532	-
Common stock	97	97	97	97
Additional paid-in capital	44,575	44,403	44,909	44,317
Retained earnings	77,159	70,719	78,321	71,578
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale	(530)	335	(250)	236
Net unrealized loss on postretirement benefit costs	(269)	(272)	(266)	(269)
Total Stockholders’ Equity	144,927	115,282	147,343	115,958
Total Liabilities & Stockholders’ Equity	$1,375,367	$1,241,024	$1,388,753	$1,253,953

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

Date: October 22, 2009

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: October 22, 2009