Form 10-Q
period 2009-09-30
First Bancorp, Inc /ME/
filed 2009-11-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes [_] No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2009

Common Stock: 9,743,070 shares

Table of Contents

Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 –Investment Securities	8
Note 3 – Loans	11
Note 4 – Stock Options	12
Note 5 – Preferred Stock	13
Note 6 – Common Stock	13
Note 7 – Earnings Per Share	14
Note 8 – Employee Benefit Plans	15
Note 9 – Goodwill and Other Intangible Assets	17
Note 10 – Mortgage Servicing Rights	17
Note 11 – Income Taxes	17
Note 12 – Reclassifications	.17
Note 13 – Fair Value Disclosures	18
Note 14 – Impact of Recently Issued Accounting Standards	22
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Forward-Looking Statements	23
Critical Accounting Policies	23
Use of Non-GAAP Financial Measures	24
Executive Summary	26
Net Interest Income	26
Average Daily Balance Sheets	29
Non-Interest Income	30
Non-Interest Expense	30
Income Taxes	30
Investments	30
Impaired Securities	30
Federal Home Loan Bank Stock	32
Lending Activities	33
Loan Concentrations	34
Loans Held for Sale	34
Credit Risk Management and Allowance for Loan Losses	35
Non-Performing Loans	39
Troyubled Debt Restructures	40
Potential Problem Loanss	40
Other Real Estate Owned	41
Goodwill	41
Liquidity Management	41
Deposits	42
Borrowed Funds	42
Shareholders’ Equity	42
Contractual Obligations	43
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	44
Market-Risk Management	44
Asset/Liability Management	44
Interest Rate Risk Management	45
Item 4: Controls and Procedures	46
Part II – Other Information	47
Item 1 – Legal Proceedings	47
Item 1a – Risk Factors	47
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 – Default Upon Senior Securities	49
Item 4 – Submission of Matters to a Vote of Security Holders	49
Item 5 – Other Information	49

Item 6 – Exhibits	50
Signatures	51

Part I. Financial Information

Selected Financial Data (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the nine months ended		For the quarters ended
Dollars in thousands,	September 30		September 30
except for per share amounts	2009	2008	2009	2008

Summary of Operations
Interest Income	$ 48,093	$ 53,735	$ 15,224	$ 17,891
Interest Expense	14,768	26,353	4,409	8,268
Net Interest Income	33,325	27,382	10,815	9,623
Provision for Loan Losses	7,660	2,314	3,060	875
Non-Interest Income	8,525	7,550	2,977	2,878
Non-Interest Expense	19,892	17,158	6,872	6,306
Net Income	10,380	11,026	2,890	3,832
Per Common Share Data
Basic Earnings per Share	$ 0.98	$ 1.14	$ 0.26	$ 0.40
Diluted Earnings per Share	0.98	1.13	0.26	0.39
Cash Dividends Declared	0.585	0.570	0.195	0.195
Book Value	12.65	11.96	12.65	11.96
Tangible Book Value [2]	9.80	9.10	9.80	9.10
Market Value	18.60	19.60	18.60	19.60
Financial Ratios
Return on Average Equity [1]	11.40%	12.67%	9.28%	12.98%
Return on Average Tangible Equity [1,2]	14.76%	16.63%	11.96%	16.95%
Return on Average Assets [1]	1.02%	1.17%	0.85%	1.17%
Average Equity to Average Assets	10.69%	9.19%	11.01%	9.02%
Average Tangible Equity to Average Assets [2]	8.66%	7.01%	8.95%	6.91%
Net Interest Margin Tax-Equivalent [1,2]	3.65%	3.27%	3.59%	3.31%
Dividend Payout Ratio	59.69%	50.00%	75.00%	48.75%
Allowance for Loan Losses/Total Loans	1.31%	0.86%	1.31%	0.86%
Non-Performing Loans to Total Loans	1.80%	0.78%	1.80%	0.78%
Non-Performing Assets to Total Assets	1.58%	0.74%	1.58%	0.74%
Efficiency Ratio [2]	43.01%	46.73%	47.54%	48.03%
At Period End
Total Assets	$1,331,842	$1,311,262	$1,331,842	$1,311,262
Total Loans	973,823	960,897	973,823	960,897
Total Investment Securities	265,052	261,057	265,052	261,057
Total Deposits	960,072	918,992	960,072	918,992
Total Shareholders’ Equity	147,614	115,872	147,614	115,872

1Annualized using a 365-day basis in 2009 and a 366-day basis in 2008

2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2009 and 2008 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

November 6, 2009

Consolidated Balance Sheets (Unaudited)

The First Bancorp, Inc. and Subsidiary

In thousands of dollars	September 30, 2009	December 31, 2008	September 30, 2008
Assets
Cash and due from banks	$ 16,421	$ 16,856	$ 21,667
Overnight funds sold	7,500	-	-
Securities available for sale	38,575	13,072	20,613
Securities to be held to maturity (fair value $216,921 at September 30, 2009, $229,460 at December 31, 2008 and $219,483 at September 30, 2008)	211,784	234,767	225,751
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	14,693	14,693	14,693
Loans held for sale (fair value approximates cost)	2,794	1,298	1,203
Loans	973,823	979,273	960,897
Less: allowance for loan losses	12,800	8,800	8,303
Net loans	961,023	970,473	952,594
Accrued interest receivable	5,648	5,783	6,785
Premises and equipment	18,357	16,028	16,301
Other real estate owned	2,995	2,428	2,168
Goodwill	27,684	27,684	27,684
Other assets	24,368	22,662	21,803
Total Assets	$1,331,842	$1,325,744	$1,311,262
Liabilities
Demand deposits	$ 74,049	$ 68,399	$ 75,753
NOW deposits	112,087	108,188	110,365
Money market deposits	101,352	129,333	123,157
Savings deposits	93,363	82,867	85,230
Certificates of deposit under $100,000	228,835	246,152	413,913
Certificates $100,000 and over	350,386	290,797	110,574
Total deposits	960,072	925,736	918,992
Borrowed funds	213,061	272,074	264,617
Other liabilities	11,095	10,753	11,781
Total Liabilities	1,184,228	1,208,563	1,195,390
Shareholders’ Equity
Preferred stock	24,582	-	-
Common stock	97	97	97
Additional paid-in capital	45,003	44,117	43,995
Retained earnings	78,000	74,057	72,939
Accumulated other comprehensive income (loss) Net unrealized gain (loss) on securities available for sale	189	(819)	(899)
Net unrealized loss on postretirement benefit costs	(257)	(271)	(260)
Total Shareholders’ Equity	147,614	117,181	115,872
Total Liabilities & Shareholders’ Equity	$1,331,842	$1,325,744	$1,311,262
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,725,405	9,696,397	9,689,711
Book value per share	$ 12.65	$ 12.09	$ 11.96

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2009	2008	2009	2008
Interest income
Interest and fees on loans	$37,704	$44,219	$12,171	$14,570
Interest on deposits with other banks	1	-	1	-
Interest and dividends on investments	10,388	9,516	3,052	3,321
Total interest income	48,093	53,735	15,224	17,891
Interest expense
Interest on deposits	9,403	18,041	2,709	5,692
Interest on borrowed funds	5,365	8,312	1,700	2,576
Total interest expense	14,768	26,353	4,409	8,268
Net interest income	33,325	27,382	10,815	9,623
Provision for loan losses	7,660	2,314	3,060	875
Net interest income after provision for loan losses	25,665	25,068	7,755	8,748
Non-interest income
Investment management and fiduciary income	998	1,138	320	358
Service charges on deposit accounts	1,754	2,191	596	703
Net securities gains	-	6	1	-
Mortgage origination and servicing income	1,913	370	370	154
Other operating income	3,860	3,845	1,690	1,663
Total non-interest income	8,525	7,550	2,977	2,878
Non-interest expense
Salaries and employee benefits	7,994	8,625	2,842	2,945
Occupancy expense	1,182	1,150	348	376
Furniture and equipment expense	1,700	1,508	562	566
FDIC insurance premiums	1,276	266	315	128
Net securities losses	147	-	-	22
Other than temporary impairment charge	916	-	-	-
Amortization of identified intangibles	213	213	71	71
Other operating expense	6,464	5,396	2,734	2,198
Total non-interest expense	19,892	17,158	6,872	6,306
Income before income taxes	14,298	15,460	3,860	5,320
Applicable income taxes	3,918	4,434	970	1,488
NET INCOME	$10,380	$11,026	$ 2,890	$ 3,832
Less preferred stock dividends and premium amortization	824	-	337	-
Net income available to common shareholders	$ 9,556	$11,026	$ 2,553	$ 3,832
Earning per common share Basic earnings per share	$0.98	$1.14	$0.26	$0.40
Diluted earnings per share	$0.98	$1.13	$0.26	$0.39
Weighted average number of shares outstanding	9,716,129	9,703,901	9,723,757	9,689,053
Incremental shares	26,808	20,103	52,629	21,290
Cash dividends declared per share	$0.585	$0.570	$0.195	$0.195

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
In thousands of dollars,	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
except number of shares	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2007	$ -	9,732,493	$ 44,859	$ 67,432	$ 162	$ 112,453
Net income	-	-	-	11,026	-	11,026
Net unrealized loss on securities available for sale, net of tax benefit of $719	-	-	-	-	(1,335)	(1,335)
Unrecognized transition obligation for postretirement benefits, net of taxes of $8	-	-	-	-	14	14
Comprehensive income	-	-	-	11,026	(1,321)	9,705
Dividends declared on common stock	-	-	-	(5,527)	-	(5,527)
Equity compensation expense	-	-	28	-	-	28
Payment to repurchase common stock	-	(84,868)	(1,347)	-	-	(1,347)
Proceeds from sale of common stock	-	42,086	552	-	-	552
Tax benefit of disqualifying disposition of incentive stock option shares	-	-	-	8	-	8
Balance at September 30, 2008	$ -	9,689,711	$ 44,092	$ 72,939	$ (1,159)	$ 115,872
Balance at December 31, 2008	$ -	9,696,397	$ 44,214	$ 74,057	$ (1,090)	$ 117,181
Net income	-	-	-	10,380	-	10,380
Net unrealized gain on securities available for sale, net of taxes of $543	-	-	-	-	1,008	1,008
Unrecognized transition obligation for postretirement benefits, net of taxes of $7	-	-	-	-	14	14
Comprehensive income	-	-	-	10,380	1,022	11,402
Dividends declared on common stock	-	-	-	(5,687)	-	(5,687)
Dividends declared on preferred stock	-	-	-	(750)	-	(750)
Equity compensation expense	-	-	28	-	-	28
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	75	-	(75)	-	-	-
Payment to repurchase common stock	-	(7,685)	(138)	-	-	(138)
Proceeds from sale of common stock	-	36,693	578	-	-	578
Balance at September 30, 2009	$ 24,582	9,725,405	$ 45,100	$ 78,000	$ (68)	$ 147,614

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For nine months ended September 30,
In thousands of dollars	2009	2008
Cash flows from operating activities
Net income	$ 10,380	$ 11,026
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,112	923
Provision for loan losses	7,660	2,314
Loans originated for resale	(98,868)	(16,543)
Proceeds from sales and transfers of loans	97,372	17,157
Net loss (gain) on sale or call of investment securities	147	(6)
Other-then-temporary impairment charge	916	-
Equity compensation expense	28	28
Net increase in other assets and accrued interest	(2,146)	(4,313)
Net increase (decrease) in other liabilities	243	(2,734)
Net amortization of premiums on investments	(2,359)	(3,496)
Net acquisition amortization	126	180
Provision for losses on other real estate owned	412	-
Net loss on disposal of assets	3	2
Net cash provided by operating activities	15,026	4,538
Cash flows from investing activities
Sale of overnight funds	(7,500)	-
Proceeds from maturities, payments and calls of securities available for sale	6,128	4,641
Proceeds from sales of securities available for sale	2,914	-
Proceeds from maturities, payments and calls of securities to be held to maturity	162,389	83,831
Proceeds from sales of other real estate owned	568	-
Purchases of securities available for sale	(32,917)	(1,463)
Purchases of securities to be held to maturity	(138,187)	(124,803)
Net decrease (increase) in loans	243	(42,885)
Capital expenditures	(3,444)	(745)
Net cash used by investing activities	(9,806)	(81,424)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(7,936)	21,544
Net increase in certificates of deposit	42,281	116,184
Advances on long-term borrowings	-	50,000
Repayment on long-term borrowings	(27,000)	-
Net change in short-term borrowings	(32,006)	(102,085)
Proceeds from issuance of preferred stock	25,000	-
Payments to repurchase common stock	(138)	(1,347)
Proceeds from sale of common stock	578	552
Dividends paid	(6,434)	(3,549)
Net cash (used) provided by financing activities	(5,655)	81,299
Net (decrease) increase in cash and cash equivalents	(435)	4,413
Cash and cash equivalents at beginning of year	16,856	17,254
Cash and cash equivalents at end of period	$ 16,421	$ 21,667
Interest paid	$ 12,551	$ 26,122
Income taxes paid	$ 4,634	$ 5,346
Non-cash transactions
Change in net unrealized (loss) gain on available for sale securities, net of tax	$ (1,008)	$ 1,335
Net transfer from loans to other real estate owned	$ 1,547	$ 1,341

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established Accounting Standards Codification (the “Codification” or “ASC”) to become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s consolidated financial statements.

Subsequent Events

Events occurring subsequent to September 30, 2009, have been evaluated as to their potential impact to the Financial Statements through the date of issuance, November 6, 2009.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2009:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$ 10,339	$ 65	$ -	$ 10,404
Mortgage-backed securities	16,484	123	(10)	16,597
State and political subdivisions	9,599	525	-	10,124
Corporate securities	1,567	-	(389)	1,178
Other equity securities	295	5	(28)	272
	$ 38,284	$ 718	$ (427)	$ 38,575
Securities to be held to maturity
U.S. Treasury and agency	$ 44,036	$ 171	$ (17)	$ 44,190
Mortgage-backed securities	105,259	2,124	(158)	107,225
State and political subdivisions	62,339	3,184	(167)	65,356
Corporate securities	150	-	-	150
	$211,784	$5,479	$ (342)	$216,921

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2008:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$ 900	$ 22	$ -	$ 922
State and political subdivisions	8,571	339	-	8,910
Corporate securities	4,566	-	(1,589)	2,977
Other equity securities	295	2	(34)	263
	$ 14,332	$ 363	$ (1,623)	$ 13,072
Securities to be held to maturity
U.S. Treasury and agency	$ 110,513	$ 74	$ (5,871)	$ 104,716
Mortgage-backed securities	60,774	640	(297)	61,117
State and political subdivisions	62,330	952	(684)	62,598
Corporate securities	1,150	-	(121)	1,029
	$ 234,767	$1,666	$ (6,973)	$ 229,460

The following table summarizes the contractual maturities of investment securities at September 30, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 326	$ 326	$ 339	$ 345
Due in 1 to 5 years	3,081	3,318	7,674	7,973
Due in 5 to 10 years	4,099	4,245	15,826	16,736
Due after 10 years	30,483	30,414	187,945	191,867
Equity securities	295	272	-	-
	$38,284	$38,575	$211,784	$216,921

The following table summarizes the contractual maturities of investment securities at December 31, 2008:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$ 1,063	$ 935	$ 935	$ 936
Due in 1 to 5 years	5,251	4,408	7,210	7,369
Due in 5 to 10 years	5,935	6,162	21,856	22,199
Due after 10 years	1,788	1,304	204,766	198,956
Equity securities	295	263	-	-
	$14,332	$13,072	$234,767	$229,460

At September 30, 2009, securities with a fair value of $176.0 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $153.6 million as of December 31, 2008 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months ended September 30, 2009 and the year ended December 31, 2008:

In thousands of dollars	For the nine months ended September 30, 2009	For the year ended December 31, 2008
Proceeds from sales	$ 2,914	$14,192
Gross gains	$ 9	$ 123
Gross losses	(156)	(212)
Net loss	$ (147)	$ (89)
Related income taxes	$ (55)	$ (31)

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2009, there were 19 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which eight had been temporarily impaired for 12 months or more. During the first quarter 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company corporate security in the investment portfolio. In Management’s opinion, no additional writedown for other-than-temporary impairment is warranted.

Information regarding securities temporarily impaired as of September 30, 2009 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 5,574	$ (17)	$ -	$ -	$ 5,574	$ (17)
Mortgage-backed securities	20,558	(168)	12	-	20,570	(168)
State and political subdivisions	-	-	1,504	(167)	1,504	(167)
Corporate securities	326	(1)	732	(388)	1,058	(389)
Other equity securities	-	-	36	(28)	36	(28)
	$26,458	$(186)	$2,284	$(583)	$28,742	$(769)

Information regarding securities temporarily impaired as of December 31, 2008 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$64,951	$(4,610)	$10,043	$(1,261)	$ 74,994	$(5,871)
Mortgage-backed securities	12,498	(110)	3,534	(187)	16,032	(297)
State and political subdivisions	13,592	(573)	2,165	(111)	15,757	(684)
Corporate securities	1,821	(187)	1,709	(1,523)	3,530	(1,710)
Other equity securities	-	-	32	(34)	32	(34)
	$92,862	$(5,480)	$17,483	$(3,116)	$110,345	$(8,596)

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of September 30, 2009 and December 31, 2008, the Company’s investment in FHLB stock totaled $14.0 million.

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

The FHLB has announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases. On October 29, 2009, the FHLB announced a net loss of $105.4 million for the third quarter of 2009 and noted that the primary challenge for the FHLB continues to be losses due to the other-than-temporary impairment of its investments in private-label mortgage-backed securities resulting in a credit loss of $174.2 million during the quarter. The associated non-credit loss on these securities is $1.6 million and results in an accumulated other comprehensive loss of $1.0 billion at September 30, 2009. Retained earnings were $136.3 million at September 30, 2009, down from $241.7 million at June 30, 2009. The FHLB remained in compliance with all regulatory capital ratios as of September 30, 2009

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2009. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of September 30, 2009, December 31, 2008 and September 30, 2008:

In thousands of dollars	September 30, 2009		December 31, 2008		September 30, 2008
Commercial
Real estate	$236,807	24.3%	$219,057	22.3%	$213,957	22.3%
Construction	50,601	5.2%	48,182	4.9%	45,035	4.7%
Other	118,151	12.1%	118,109	12.1%	120,608	12.6%
Municipal	55,889	5.7%	34,832	3.6%	25,018	2.6%
Residential
Term	381,718	39.3%	431,520	44.0%	432,632	45.0%
Construction	17,056	1.8%	26,235	2.7%	23,499	2.4%
Heloc	88,830	9.1%	77,206	7.9%	74,850	7.8%
Consumer	24,771	2.5%	24,132	2.5%	25,298	2.6%
Total loans	$973,823	100.0%	$979,273	100.0%	$960,897	100.0%

Loan balances include net deferred loan costs of $1.9 million as of September 30, 2009 and $1.4 million as of December 31, 2008. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $337.9 million at September 30, 2009 and $357.0 million at December 31, 2008, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.

Transactions in the allowance for loan losses were as follows:

In thousands of dollars	September 30, 2009	December 31, 2008	September 30, 2008
Balance at beginning of year	$ 8,800	$ 6,800	$ 6,800
Provision charged to operating expenses	7,660	4,700	2,314
	16,460	11,500	9,114
Loans charged off	(3,817)	(2,941)	(982)
Recoveries on loans	157	241	171
Net loans charged off	(3,660)	(2,700)	(811)
Balance at end of year	$ 12,800	$ 8,800	$ 8,303

Loans on non-accrual status totaled $17.6 million at September 30, 2009, $12.4 million at December 31, 2008 and $7.6 million at September 30, 2008. Loans past due greater than 90 days which are accruing interest totaled $4.6 million at September 30, 2009, $5.0 million at December 31, 2008 and $2.8 million at September 30, 2008. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Information regarding impaired loans is as follows:

In thousands of dollars	September 30, 2009	December 31, 2008	September 30, 2008
Balance of impaired loans	$17,571	$12,449	$ 7,563
Less portion for which no allowance for loan losses is allocated	(8,081)	(4,805)	(1,954)
Portion of impaired loan balance for which an allowance for loan losses is allocated	9,490	7,644	5,609
Portion of allowance for loan losses allocated to the impaired loan balance	$ 2,810	$ 1,957	$ 1,596

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

The Company applies the fair value recognition provisions of FASB ASC Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As a result, $28,000 in compensation cost is included in the Company’s financial statements for the first nine months of 2009. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 1.25 years is $46,000, which is for 21,000 options granted in 2005. The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant. The following table summarizes the non-vested options as of September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	21,000	$4.41
Granted in 2009	-	-
Vested in 2009	-	-
Forfeited in 2009	-	-
Non-vested at September 30, 2009	21,000	$4.41

During 2009, 3,000 options were exercised, with proceeds paid to the Company of $22,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $32,000. A summary of the status of the Stock Option Plan as of September 30, 2009 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	76,500	$13.27
Granted in 2009	-	-
Vested in 2009	-	-
Exercised in 2009	(3,000)	7.50
Forfeited in 2009	-	-
Outstanding at September 30, 2009	73,500	$13.51	3.5	$374
Exercisable at September 30, 2009	52,500	$11.71	2.8	$361

Note 5 – Preferred Stock

On January 9, 2009, the Company received $25 million from preferred stock issuance under the U.S. Treasury Capital Purchase Program (the “CPP Shares”) at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.

The Company may redeem the CPP Shares at any time using any funds available to the Company, and any redemption would be subject to the prior approval of the Federal Reserve Bank of Boston. The minimum amount that may be redeemed is 25% of the original CPP investment. The CPP Shares are “perpetual” preferred stock, which means that neither Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.

During the first three years following the Company’s sale of the CPP Shares, the Company is required to obtain Treasury’s consent to increase the dividend per share paid on the Company’s common stock unless the Company had redeemed the CPP Shares in full or Treasury had transferred all of the CPP Shares to other parties. Also during the first three years following the Company’s sale of the CPP Shares, the Company is required to obtain Treasury’s consent in order to repurchase any shares of its outstanding stock of any type (other than purchases of common stock or preferred stock ranking junior to the CPP Shares in the ordinary course of the Company’s business and consistent with the Company’s past practices in connection with a benefit plan) unless the Company had redeemed the CPP Shares in full or Treasury had transferred all of the CPP Shares to other parties.

As a condition to Treasury’s purchase of the CPP Shares, during the time that Treasury holds any equity or debt instrument the Company issued, the Company is required to comply with certain restrictions and other requirements relating to the compensation of the Company’s chief executive officer, chief financial officer and three other most highly compensated executive officers. These restrictions include a prohibition on severance payments to those executive officers upon termination of their employment and a $500,000 limit on the tax deductions the Company can take for compensation expense for each of those executive officers in a single year as well as a prohibition on bonus compensation to such officers other than limited amounts of long-term restricted stock.

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

Note 6 – Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009, and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2009, the Company repurchased 7,685 shares from employee benefit plans at an average price of $17.88 per share and for total proceeds of $138,000.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2009 and 2008:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2009
Net income as reported	$10,380
Less dividends and amortization of premium on preferred stock	824
Basic EPS: Income available to common shareholders	9,556	9,716,129	$0.98
Effect of dilutive securities: incentive stock options and warrants		26,808
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,556	9,742,937	$0.98
For the nine months ended September 30, 2008
Net income as reported	$11,026
Basic EPS: Income available to common shareholders	11,026	9,703,901	$1.14
Effect of dilutive securities: incentive stock options		20,103
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,026	9,724,004	$1.13

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2009 and 2008:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2009
Net income as reported	$ 2,890
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	2,553	9,723,757	$0.26
Effect of dilutive securities: incentive stock options and warrants		52,629
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 2,553	9,776,386	$0.26
For the quarter ended September 30, 2008
Net income as reported	$ 3,832
Basic EPS: Income available to common shareholders	3,832	9,689,053	$0.40
Effect of dilutive securities: incentive stock options		21,290
Diluted EPS: Income available to common shareholders plus assumed conversions	$ 3,832	9,710,343	$0.39

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

Note 8 – Employee Benefit Plans

401(k) Plan

The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2008. The amount for 2009 has not been established. The expense related to the 401(k) plan was $254,000 for the nine months ended September 30, 2009 and 2008.

Supplemental Retirement Benefits

The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $147,000 and $123,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the associated accrued liability was $1,370,000 compared to $1,265,000 and $1,238,000 at December 31, 2008 and September 30, 2008, respectively.

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

The Company utilizes FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits” to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The following table sets forth the accumulated postretirement benefit obligation and funded status:

In thousands of dollars	September 30, 2009	September 30, 2008
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,990	$1,949
Service cost	15	12
Interest cost	101	102
Benefits paid	(117)	(131)
Benefit obligation at end of period	1,989	1,932
Funded status
Benefit obligation at end of period	(1,989)	(1,932)
Accrued benefit cost	$(1,989)	$(1,932)

The following table sets forth the net periodic pension cost:

	For nine months ended September 30,		For three months ended September 30,
In thousands of dollars	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$ 15	$ 12	$ 7	$ 4
Interest cost	101	102	33	31
Amortization of unrecognized transition obligation	21	21	7	8
Amortization of prior service credit	(2)	(3)	-	(1)
Amortization of accumulated losses	15	2	5	1
Net periodic benefit cost	$150	$ 134	$52	$ 43

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss are as follows:

	At September 30,
In thousands of dollars	2009	2008
Unamortized prior service credit	$ -	$ 3
Unamortized net actuarial loss	(295)	(274)
Unrecognized transition obligation	(100)	(129)
	(395)	(400)
Deferred tax benefit at 35%	138	140
Net unrecognized postretirement benefits included in accumulated other comprehensive loss	$ (257)	$ (260)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2009 are $39,000 and the expected benefit payments for all of 2009 are $157,000. There is no expected contribution for 2009. Plan expense for 2009 is estimated to be $175,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2008, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2009, the prepayment assumption using the PSA model was 286, which translates into an anticipated prepayment rate of 17.19%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

For the nine months ended September 30, 2009 and 2008, servicing rights capitalized totaled $1,083,000 and $236,000, respectively. Servicing rights capitalized for the three month periods ended September 30, 2009 and 2008, were $217,000 and $72,000 respectively. Servicing rights amortized for the nine month periods ended September 30, 2009 and 2008, were $688,000 and $338,000, respectively. Servicing rights amortized for the three month periods ended September 30, 2009 and 2008, were $121,000 and $101,000, respectively. The fair value of servicing rights was $1,205,000, $1,161,000 and $1,170,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. At September 30, 2009 and 2008, the Bank serviced loans for others totaling $213.8 million and $170.0 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

In thousands of dollars	September 30, 2009	December 31, 2008	September 30, 2008
Mortgage servicing rights	$ 4,911	$ 4,239	$ 3,989
Accumulated amortization	(3,715)	(3,412)	(3,247)
Impairment reserve	(71)	(224)	(26)
	$ 1,125	$ 603	$ 716

Note 11 – Income Taxes

FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2006 through 2008.

Note 12 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

Note 13 – Fair Value Disclosures

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

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation includes use of discounted cash flow models and similar techniques.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	At September 30, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$ -	$ 10,404	$ -	$ 10,404
Mortgage-backed securities	-	16,597	-	16,597
State and political subdivisions	-	10,124	-	10,124
Corporate securities	-	1,178	-	1,178
Other equity securities	-	272	-	272
Total assets	$ -	$ 38,575	$ -	$ 38,575

	At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$ -	$ -	$ -	$ -
Mortgage-backed securities	-	922	-	922
State and political subdivisions	-	8,910	-	8,910
Corporate securities	-	2,977	-	2,977
Other equity securities	-	263	-	263
Total assets	$ -	$ 13,072	$ -	$ 13,072

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

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition at March 31, 2008. Other real estate owned is presented net of an allowance of $675,000. Impaired loans are presented net of a related specific allowance for loan losses of $2.8 million.

	At September 30, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 1,205	$ -	$ 1,205
Loans held for sale	-	2,794	-	2,794
Other real estate owned	-	2,995	-	2,995
Impaired loans	-	14,761	-	14,761
Total assets	$ -	$ 21,755	$ -	$ 21,755

	At December 31, 2008
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$ -	$ 1,161	$ -	$ 1,161
Loans held for sale	-	1,298	-	1,298
Other real estate owned	-	2,428	-	2,428
Impaired loans	-	10,492	-	10,492
Total assets	$ -	$ 15,379	$ -	$ 15,379

ASC Topic 820 “Fair Value Measurements and Disclosures” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 820 “Fair Value Measurements and Disclosures” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values for financial instruments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
In thousands of dollars	amount	fair value	amount	fair value
Financial assets
Cash, cash equivalents and overnight funds sold	$ 23,921	$ 23,921	$ 16,856	$ 16,856
Securities available for sale	38,575	38,575	13,072	13,072
Securities to be held to maturity	211,784	216,921	234,767	229,460
Federal Home Loan Bank and Federal Reserve Bank stock	14,693	14,693	14,693	14,693
Loans held for sale	2,794	2,794	1,298	1,298
Loans (net of allowance for loan losses)	961,023	966,928	970,473	994,560
Cash surrender value of life insurance	9,406	9,406	9,148	9,148
Accrued interest receivable	5,648	5,648	5,783	5,783
Financial liabilities
Deposits	$ 960,072	$ 941,635	$ 925,736	$904,926
Borrowed funds	213,061	220,900	272,074	290,336
Accrued interest payable	895	895	1,322	1,322

The fair value estimates, methods, and assumptions for the Company’s financial instruments are set forth below.

Cash and Cash Equivalents

The carrying values of cash equivalents, due from banks and overnight funds sold approximate their relative fair values.

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

Note 14 – Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166 (not incorporated into the Codification yet), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (not incorporated into the Codification yet). Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This change initiated by this statement is now included in the Codification as FASB ASC 105-10. Under the Statement, the FASB Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now part of FASB ASC Topic 985. Management adopted FASB ASC 105-10 in the third quarter of 2009 and there was no material impact on the financial statements of the Company.

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

Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 “Intangibles – Goodwill and Other.” In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.

The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. A 35.0% tax rate was used in both 2009 and 2008.

	For the nine months ended September 30		For the quarters ended September 30
In thousands of dollars	2009	2008	2009	2008
Net interest income as presented	$33,325	$27,382	$10,815	$9,623
Effect of tax-exempt income	1,787	1,642	617	535
Net interest income, tax-equivalent	$35,112	$29,024	$11,432	$10,158

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

	For the nine months ended		For the quarters ended
In thousands of dollars	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Non-interest expense, as presented	$19,892	$17,158	$6,872	$6,306
Net securities losses	(147)	-	-	(22)
Other than temporary impairment charge	(916)	-	-	-
Adjusted non-interest expense	18,829	17,158	6,872	6,284
Net interest income, as presented	33,325	27,382	10,815	9,623
Effect of tax-exempt income	1,787	1,642	617	535
Non-interest income, as presented	8,525	7,550	2,977	2,878
Effect of non-interest tax-exempt income	138	138	46	46
Net securities gains	-	6	1	-
Adjusted net interest income plus non-interest income	$43,775	$36,718	$14,456	$13,082
Non-GAAP efficiency ratio	43.01%	46.73%	47.54%	48.03%
GAAP efficiency ratio	47.53%	49.12%	49.83%	50.44%

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

	For the nine months ended September 30		For the quarters ended September 30
In thousands of dollars	2009	2008	2009	2008
Average shareholders’ equity as presented	$145,990	$115,888	$148,094	$117,085
Intangible assets	27,684	27,584	27,684	27,385
Tangible average shareholders’ equity	$118,306	$88,304	$120,410	$89,700

Executive Summary

Net income for the first nine months of 2009 was $10.4 million, down $646,000 or 5.9% from the $11.0 million posted for the same period in 2008. Earnings per common share on a fully diluted basis were $0.98 for the nine months ended September 30, 2009, down $0.15 or 13.3% from the $1.13 posted for the same period in 2008. For the quarter ended September 30, 2009, net income was $2.9 million, a decrease of $942,000 or 24.6% from the third quarter of 2008 and down $872,000 or 23.2% from the previous quarter. Earnings per common share on a fully diluted basis were $0.26 for the quarter ended September 30, 2009, down $0.13 or 33.3% from the third quarter of 2008 and down $0.09 or 25.7% from the previous quarter.

The core business of The First Bancorp continues to be the spread business from traditional banking services – the difference between what we earn from loans and investments and what we pay for deposits and borrowed funds. This approach has done extremely well in 2009. With low interest rates and a steep yield curve, net interest income for the nine months ended September 30, 2009 is up $5.9 million or 21.7% over the first nine months of 2008 and the net interest margin widened from 3.27% for the first nine months of 2008 to 3.65% for the first nine months of 2009.

At the same time, we continue to be in the longest and worst recession since the Great Depression of the 1930’s. With weakening credit quality, the provision for loan losses is significantly higher in 2009 than in 2008. The slump in the housing market is continuing and unemployment is at 9.8%. Fortunately, the unemployment rate in Maine, at 8.5%, is somewhat better than the national average. These unemployment numbers, however, do not reflect the number of people who have experienced reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well.

Total assets are up $6.1 million or 0.5% year-to-date. The loan portfolio is down $5.5 million or 0.6%, with excellent growth in commercial loans and municipal loans offset by a decline in mortgages, and the investment portfolio is up $2.5 million or 1.0% year-to-date. On the liability side of the balance sheet, low-cost deposits are up $20.0 million or 7.7% year-to-date, which is in line with our normal seasonal pattern.

We also added $25.0 million in preferred stock in the first quarter under the U.S. Treasury Capital Purchase Program. Our participation in the program provides us with greater ability to ride out the current economic storm, especially if conditions worsen, and also provides greater ability to work with individuals and businesses as they also struggle through these adverse economic conditions. We continue to be considered well-capitalized by FDIC standards with total risk-based capital at 15.05%, well above the well-capitalized threshold of 10.00% set by the FDIC.

Net Interest Income

Total interest income of $48.1 million for the nine months ended September 30, 2009 is a 10.5% decrease from total interest income of $53.7 million in the comparable period of 2008. Total interest expense of $14.8 million for the first nine months of 2009 is a 44.0% decrease from total interest expense of $26.4 million for the first nine months of 2008. As a result, net interest income increased 21.7% or $5.9 million to $33.3 million for the nine months ended September 30, 2009, from the $27.4 million reported for the same period in 2008.

The Company’s net interest margin on a tax-equivalent basis increased from 3.27% in the first nine months of 2008 to 3.65% for the nine months ended September 30, 2009. This increase was due to a combination of lower interest rates and growth in earning assets. Tax-exempt interest income amounted to $3.3 million for the nine months ended September 30, 2009 and 2008.

Total interest income of $15.2 million for the quarter ended September 30, 2009 is a 14.9% decrease from total interest income of $17.9 million in the comparable period of 2008. Total interest expense of $4.4 million for the quarter ended September 30, 2009 is a 46.7% decrease from total interest expense of $8.3 million for the same period in 2008. As a result, net interest income increased 12.4% or $1.2 million to $10.8 million for the quarter ended September 30, 2009, from the $9.6 million reported for the same period in 2008.

The Company’s net interest margin on a tax-equivalent basis increased from 3.31% for the quarter ended September 30, 2008 to 3.59% for the quarter ended September 30, 2009. This increase was due to a combination of lower interest rates and growth in earning assets. Tax-exempt interest income amounted to $1,146,000 and $1,079,000 for the quarters ended September 30, 2009 and 2008, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and the quarters ended September 30, 2009 and 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Nine months ended September 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 1	4.95%	$ -	0.00%
Investments	11,585	5.21%	10,637	5.99%
Loans held for sale	45	2.41%	102	6.13%
Loans	38,249	5.19%	44,638	6.31%
Total interest-earning assets	49,880	5.19%	55,377	6.24%
Interest-bearing liabilities
Deposits	9,403	1.41%	18,041	3.10%
Other borrowings	5,365	2.84%	8,312	3.73%
Total interest-bearing liabilities	14,768	1.72%	26,353	3.27%
Net interest income	$35,112		$29,024
Interest rate spread		3.46%		2.97%
Net interest margin		3.65%		3.27%

Quarter ended September 30,	2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$ 1	4.84%	$ -	0.00%
Investments	3,454	4.97%	3,710	5.78%
Loans held for sale	22	2.25%	34	6.11%
Loans	12,364	4.99%	14,682	6.07%
Total interest-earning assets	15,841	4.97%	18,426	6.01%
Interest-bearing liabilities
Deposits	2,709	1.21%	5,692	2.73%
Other borrowings	1,700	2.95%	2,576	3.71%
Total interest-bearing liabilities	4,409	1.57%	8,268	2.98%
Net interest income	$11,432		$10,158
Interest rate spread		3.41%		3.02%
Net interest margin		3.59%		3.31%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months and quarters ended September 30, 2009 compared to 2008. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2009 and 2008.

Nine months ended September 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ 1	$ -	$ 1
Investment securities	2,734	(1,421)	(365)	948
Loans held for sale	10	(38)	(5)	(33)
Loans	2,048	(8,091)	(371)	(6,414)
Total interest income	4,792	(9,549)	(741)	(5,498)
Interest expense
Deposits	2,724	(9,871)	(1,491)	(8,638)
Other borrowings[2]	(1,248)	(1,999)	300	(2,947)
Total interest expense	1,476	(11,870)	(1,191)	(11,585)
Change in net interest income	$ 3,316	$ 2,321	$ 450	$ 6,087

Quarters ended September 30, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$ -	$ 1	$ -	$ 1
Investment securities	308	(521)	(43)	(256)
Loans held for sale	30	(27)	(21)	(18)
Loans	370	(2,616)	(66)	(2,312)
Total interest income	708	(3,163)	(130)	(2,585)
Interest expense
Deposits	428	(3,172)	(239)	(2,983)
Other borrowings[2]	(440)	(526)	90	(876)
Total interest expense	(12)	(3,698)	(149)	(3,859)
Change in net interest income	$ 720	$ 535	$ 19	$ 1,274

1 Represents the change attributable to a combination of change in rate and change in volume.

2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the nine-month periods and quarters ended September 30, 2009 and 2008.

	For the nine months ended		For the quarters ended
In thousands of dollars	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Assets
Cash and due from banks	$ 14,345	$ 15,263	$ 16,869	$ 17,133
Overnight funds sold	27	22	82	64
Securities available for sale	22,707	24,070	35,288	22,047
Securities to be held to maturity	259,863	197,717	226,015	218,085
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	14,693	14,693	14,693	14,693
Loans held for sale (fair value approximates cost)	2,493	2,215	3,884	2,207
Loans	986,196	942,960	983,613	959,428
Allowance for loan losses	(10,617)	(7,405)	(12,325)	(7,963)
Net loans	975,579	935,555	971,288	951,464
Accrued interest receivable	6,368	7,148	6,002	6,957
Premises and equipment	17,906	16,231	18,531	16,134
Other real estate owned	2,538	1,541	2,533	1,744
Goodwill	27,684	27,584	27,684	27,385
Other assets	21,139	18,318	22,799	20,688
Total Assets	$1,365,342	$1,260,357	$1,345,668	$1,298,601
Liabilities & Stockholders’ Equity
Demand deposits	$ 63,531	$ 61,738	$ 70,108	$ 70,387
NOW deposits	105,323	103,784	107,684	111,811
Money market deposits	111,601	123,573	103,697	120,314
Savings deposits	86,514	87,044	90,916	89,412
Certificates of deposit	231,472	360,683	227,109	402,674
Certificates $100,000 and over	358,131	100,821	358,716	101,831
Total deposits	956,572	837,643	958,230	896,429
Borrowed funds	252,270	296,842	228,328	275,334
Dividends payable	932	830	1,015	860
Other liabilities	9,578	9,154	10,001	8,893
Total Liabilities	1,219,352	1,144,469	1,197,574	1,181,516
Shareholders’ Equity:
Preferred stock	24,267	-	24,558	-
Common stock	97	97	97	97
Additional paid-in capital	44,713	44,265	44,985	43,991
Retained earnings	77,631	71,609	79,013	73,371
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale	(452)	186	(298)	(109)
Net unrealized loss on postretirement benefit costs	(266)	(269)	(261)	(265)
Total shareholders’ equity	145,990	115,888	148,094	117,085
Total Liabilities & Shareholders’ Equity	$1,365,342	$1,260,357	$1,345,668	$1,298,601

Non-Interest Income

Non-interest income was $8.5 million for the nine months ended September 30, 2009, an increase of 12.9% from the $7.6 million reported for the first nine months of 2008. This increase was attributable to mortgage origination and servicing income, which increased $1.5 million or 417.0% as a result of a high volume of residential mortgages refinancing and these loans being sold to the secondary market. For the quarter ended September 30, 2009, non-interest income was $3.0 million, up 3.4% from the $2.9 million posted for the same period in 2008. As with our year-to-date results, the increase for the second quarter was attributable to residential mortgage refinancing.   Non-Interest Expense

Non-interest expense of $19.9 million for the nine months ended September 30, 2009 is an increase of 15.9% compared to non-interest expense of $17.2 million for the same period in 2008. This majority of the increase was attributable to an other-than- temporary impairment charge of $916,000 and a $1.0 million increase in FDIC insurance assessments. For the quarter ended September 30, 2009, non-interest expense was $6.9 million, an increase of 9.0% over the $6.3 million posted for the same period in 2008. This increase was attributable to higher FDIC insurance assessments and increased credit-related expenses. Despite these increases in non-interest expense, the Company’s efficiency ratio improved considerably in the first nine months of 2009 – 43.01% compared to 46.73% for the first nine months of 2008. For the quarter ended September 30, 2008, the efficiency ratio was 47.54% compared to 48.03% for the same period in 2008. The improvement in the efficiency ratio for both the quarter and year-to-date was the result of the increase in both net interest income and non-interest income previously discussed.

Income Taxes

Income taxes on operating earnings were $3.9 million for the nine months ended September 30, 2009, down from $4.4 million for the same period in 2008, and $1.0 million for the three months ended September 30, 2009, down from $1.5 million for the same period in 2008. This is in line with the decrease in the Company’s level of income before taxes.

FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2006 through 2008.

Investments

The Company’s investment portfolio increased by $2.5 million or 1.0% to $265.1 million between December 31, 2008, and September 30, 2009. The growth in the portfolio in the first nine months of 2009 was in GNMA mortgage-backed securities. At September 30, 2009, the Company’s available for sale portfolio had an unrealized gain, net of taxes, of $189,000. Between September 30, 2008 and September 30, 2009, the Company’s investment portfolio increased by $4.0 million or 1.5%.

Impaired Securities

The securities portfolio contains certain securities the amortized cost of which exceeds fair value, which at September 30, 2009 amounted to an excess of $6.2 million, or 2.5% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $2.0 million, or 0.8% of the total securities portfolio.

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

As of September 30, 2009, the Company had temporarily impaired securities with a fair value of $28.7 million and unrealized losses of $769,000, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $2.3 million as of September 30, 2009, compared with $17.5 million at December 31, 2008. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$ 5,574	$ (17)	$ -	$ -	$ 5,574	$ (17)
Mortgage-backed securities	20,558	(168)	12	-	20,570	(168)
State and political subdivisions	-	-	1,504	(167)	1,504	(167)
Corporate securities	326	(1)	732	(388)	1,058	(389)
Other equity securities	-	-	36	(28)	36	(28)
	$26,458	$(186)	$2,284	$(583)	$28,742	$(769)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of September 30, 2009, the total unrealized losses on these securities amounted to $17,000, compared with $5.9 million at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at September 30, 2009 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2009, the total unrealized losses on these securities amounted to $168,000, compared with $297,000 at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at September 30, 2009 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of September 30, 2009, the total unrealized losses on municipal securities amounted to $167,000, compared with $684,000 at December 31, 2008. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At September 30, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of September 30, 2009, the total unrealized losses on corporate securities amounted to $389,000, compared with $1.7 million at December 31, 2008. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2009 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, The Company does not consider these corporate securities to be other-than-temporarily impaired at September 30, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity. The previously discussed security which was designated as other-than-temporarily impaired in the first quarter of 2009 evaluated separately because the fair value exceeded the impaired value at September 30, 2009.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of September 30, 2009 and December 31, 2008, the Company’s investment in FHLB stock totaled $14.0 million.

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

The FHLB has announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases. On October 29, 2009, the FHLB announced a net loss of $105.4 million for the third quarter of 2009 and noted that the primary challenge for the FHLB continues to be losses due to the other-than-temporary impairment of its investments in private-label mortgage-backed securities resulting in a credit loss of $174.2 million during the quarter. The associated non-credit loss on these securities is $1.6 million and results in an accumulated other comprehensive loss of $1.0 billion at September 30, 2009. Retained earnings were $136.3 million at September 30, 2009, down from $241.7 million at June 30, 2009. The FHLB remained in compliance with all regulatory capital ratios as of September 30, 2009

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2009. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio experienced negative growth in the first nine months of 2009, with total loans at $973.8 million at September 30, 2009, down $5.4 million or 0.6% from total loans of $979.3 million at December 31, 2008. While commercial loans increased $20.2 million or 5.2% between December 31, 2008 and September 30, 2009, residential term loans decreased by $49.8 million or 11.5% during the same period as a result of borrowers refinancing home mortage loans which were sold to the secondary market. At the same time, municipal loans posted growth of $21.1 million or 60.5%.

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land development loans typically have a maximum loan-to-value of 65% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 34.3% of capital are well under the regulatory guidance of 100.0% of capital. Commercial real estate loans are at 160.1% of capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.

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

The following table summarizes the loan portfolio as of September 30, 2009 and 2008 and December 31, 2008.

In thousands of dollars	September 30, 2009		December 31, 2008		September 30, 2008
Commercial
Real estate	$236,807	24.3%	$219,057	22.3%	$213,957	22.3%
Construction	50,601	5.2%	48,182	4.9%	45,035	4.7%
Other	118,151	12.1%	118,109	12.1%	120,608	12.6%
Municipal	55,889	5.7%	34,832	3.6%	25,018	2.6%
Residential
Term	381,718	39.3%	431,520	44.0%	432,632	45.0%
Construction	17,056	1.8%	26,235	2.7%	23,499	2.4%
Heloc	88,830	9.1%	77,206	7.9%	74,850	7.8%
Consumer	24,771	2.5%	24,132	2.5%	25,298	2.6%
Total loans	$973,823	100.0%	$979,273	100.0%	$960,897	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of September 30, 2009:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$ 11,520	$ 8,237	$ 22,298	$194,752	$236,807
Construction	19,927	2,490	3,983	24,201	50,601
Other	21,196	23,819	34,317	38,819	118,151
Municipal	26,964	11,645	6,896	10,384	55,889
Residential
Term	8,421	9,301	37,328	326,668	381,718
Construction	10,427	168	-	6,461	17,056
Heloc	1,205	1,234	1,296	85,095	88,830
Consumer	7,538	10,471	1,554	5,208	24,771
Total loans	$107,198	$67,365	$107,672	$691,588	$973,823

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of September 30, 2009.

	Fixed-Rate		Adjustable-Rate		Total
In thousands of dollars	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$ 54,621	5.6%	$182,186	18.7%	$236,807	24.3%
Construction	17,249	1.8%	33,352	3.4%	50,601	5.2%
Other	57,417	5.9%	60,734	6.2%	118,151	12.1%
Municipal	51,817	5.3%	4,072	0.4%	55,889	5.7%
Residential
Term	131,635	13.5%	250,083	25.7%	381,718	39.2%
Construction	6,562	0.7%	10,494	1.1%	17,056	1.8%
Heloc	2,187	0.2%	86,643	8.9%	88,830	9.1%
Consumer	20,492	2.1%	4,279	0.4%	24,771	2.5%
Total loans	$341,980	35.1%	$631,843	64.9%	$973,823	100.0%

Loan Concentrations

As of September 30, 2009, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $2.8 million at September 30, 2009 compared with $1.3 million at December 31, 2008 and $1.2 million at September 30, 2008. No recourse obligations have been incurred in connection with the sale of loans. Due to refinancing activity, $97.4 million of residential mortgages were sold into the secondary market during the nine months ended September 30, 2009, much higher than the $17.2 million sold in the comparable period in 2008. This resulted in non-interest income for mortgage origination and servicing for the nine months ended September 30, 2009 being up $1.5 million or 417.0% compared to the same period in 2008.

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

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, were considered by Management in determining the adequacy of the allowance for loan losses.

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on loans that we have rated for risk. Our non-performing commercial loans are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are also considered in connection with our unallocated portion of our allowance for loan losses.

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2009, impaired loans with specific reserves totaled $9.5 million (all of these loans were on non-accrual status) and the amount of such reserves was $2.8 million. This compares to impaired loans with specific reserves of $7.6 million at December 31, 2008 (all of these loans were on non-accrual status) and the amount of such reserves was $2.0 million.

All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2009 is considered by Management to be adequate to address the credit losses inherent in the current loan portfolio. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The allowance for loan losses totaled $12.8 million at September 30, 2009, compared to $8.8 million and $8.3 million as of December 31, 2008 and September 30, 2008, respectively. The increase in the allowance reflects Management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), which increased $0.8 million in the first nine months of 2009 from $2.0 million at December 31, 2008 to $2.8 million at September 30, 2009. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. Increases to reflect negative market trends and other qualitative factors (unallocated reserves) increased $1.3 million in the first nine months of 2009 from $676,000 on December 31, 2008 to $1.9 million on September 30, 2009.

The following table summarizes our allocation of allowance by loan type as of September 30, 2009 and 2008 and December 31, 2008. The percentages are the portion of each loan type to total loans.

In thousands of dollars	September 30, 2009		December 31, 2008		September 30, 2008
Commercial
Real estate	$ 4,822	24.3%	$ 2,958	22.3%	$ 2,512	22.3%
Construction	752	5.2%	650	4.9%	529	4.7%
Other	2,950	12.1%	2,595	12.1%	2,270	12.6%
Municipal	22	5.7%	20	3.6%	20	2.6%
Residential
Term	1,100	39.3%	713	44.0%	637	45.0%
Construction	40	1.8%	44	2.7%	34	2.4%
Heloc	534	9.1%	482	7.9%	489	7.8%
Consumer	646	2.5%	662	2.5%	780	2.6%
Unallocated	1,934	0.0%	676	0.0%	1,032	0.0%
Total	$12,800	100.0%	$ 8,800	100.0%	$ 8,303	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $7.7 million for the first nine months of 2009 as compared to $2.3 million for the first nine months of 2008. Net chargeoffs were $3.7 million in the first nine months of 2009 compared to net chargeoffs of $811,000 in the first nine months of 2008. Our allowance as a percentage of outstanding loans has increased from 0.90% as of December 31, 2008 to 1.31% as of September 30, 2009, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses:

Dollars in thousands	9/30/2009	12/31/2008	9/30/2008
Balance at beginning of year	$8,800	$6,800	$6,800
Loans charged off:
Commercial
Real estate	1,405	3	3
Construction	-	-	-
Other	1,058	1,997	440
Municipal	-	-	-
Residential
Term	696	113	113
Construction	47	-	-
Heloc	117	83	83
Consumer	494	745	343
Total	3,817	2,941	982
Recoveries on loans previously charged off
Commercial
Real estate	-	-	-
Construction	-	-	-
Other	72	32	28
Municipal	-	-	-
Residential	-
Term	3	5	4
Construction	-	-	-
Heloc	-	-	-
Consumer	82	204	139
Total	157	241	171
Net loans charged off	3,660	2,700	811
Provision for loan losses	7,660	4,700	2,314
Balance at end of period	$12,800	$8,800	$8,303
Ratio of net loans charged off to average loans outstanding	0.49%	0.28%	0.12%
Ratio of allowance for loan losses to total loans outstanding	1.31%	0.90%	0.86%

Management believes the allowance for loan losses is adequate as of September 30, 2009. In Management’s opinion, the increase in provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the deterioration in credit quality of our loan portfolio and corresponding increased levels of specific reserves and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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

Nonperforming loans, expressed as a percentage of total loans, totaled 1.80% at September 30, 2009 compared to 1.27% at December 31, 2008 and 0.78% at September 30, 2008. The following table shows the distribution of nonperforming assets and loans greater than 90 days past due as of September 30, 2009 and 2008 and December 31, 2008:

In thousands of dollars	September 30, 2009	December 31, 2008	September 30, 2008
Commercial
Real estate	$ 6,706	$7,477	$ 4,087
Construction	485	-	-
Other	2,955	2,908	2,683
Municipal	-	-	-
Residential	-	-	-
Term	8,523	6,594	3,423
Construction	3,182	-	-
Heloc	203	313	249
Consumer	99	137	3
Total loans 90 or more days past due	$22,153	$17,429	$10,445
Impaired loans included in above total	$17,572	$12,449	$ 7,571

Impaired loans have increased $6.4 million from December 31, 2008 to September 30, 2009, with the number of loans increasing by 45 from 81 to 126 during the same period. Impaired commercial loans decreased $74,000 from December 31, 2008 to September 30, 2009. The specific allowance for impaired commercial loans increased from $2.3 million at December 31, 2008 to $2.4 million as of September 30, 2009, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Impaired residential loans increased $5.1 million from December 31, 2008 to September 30, 2009, with the recession and resulting higher unemployment leading to higher levels of delinquent borrowers. Impaired consumer loans were up slightly from December 31, 2008 to September 30, 2009.

Troubled Debt Restructures

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:

•	The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, an inability to refinance with another lender, and
•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.

As of September 30, 2009 we had 37 loans with a value of $5.6 million that have been restructured due to the borrower’s inability to maintain a current status on the loan that were classified as TDRs. This compares to no loans classified as TDRs as of December 31, 2008 and September 30, 2008. As of September 30, 2009, five of the loans classified as TDRs with a total balance of $622,099 were greater than 30 days past due. There are no bankruptcy cases in the current TDRs that Management is aware of.

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At September 30, 2009, there were 34 potential problem loans with a balance of $4.0 million or 0.4% of total loans. This compares to 26 loans with a balance of $2.0 million or 0.2% of total loans at December 31, 2008.

As of September 30, 2009, there were 43 loans in the process of foreclosure with a total balance of $10.7 million.

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.89% at September 30, 2009, versus 2.99% at December 31, 2008 and 3.01% at September 30, 2008. Loans 90 days delinquent and accruing decreased from $5.0 million at December 31, 2008 to $4.6 million as of September 30, 2009. This total is made up of 40 loans, with the largest loan totaling $1.0 million. We expect to collect all amounts due on these loans, including interest.

The following table sets forth loan delinquencies as of September 30, 2009 and 2008 and December 31, 2008:

Dollars in thousands	September 30, 2009	December 31, 2008	September 30, 2008
Commercial
Real estate	$9,732	$10,446	$10,063
Construction	574	584	73
Other	4,309	4,713	6,285
Municipal	-	-	-
Residential	-	-	-
Term	11,034	11,526	10,952
Construction	1,818	-	25
Heloc	357	1,423	751
Consumer	298	609	757
Total	$28,122	$29,301	$28,906
Loans 30-89 days past due to total loans	0.98%	1.21%	1.92%
Loans 90+ days past due and accruing to total loans	0.47%	0.51%	0.30%
Loans 90+ days past due on non-accrual to total loans	1.44%	1.27%	0.79%
Total past due loans to total loans	2.89%	2.99%	3.01%

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2009, there were ten properties owned with a net OREO balance of $3.0 million, net of an allowance for losses of $0.7 million, compared to December 31, 2008 when there were nine properties owned with a net OREO balance of $2.4 million, net of an allowance for losses of $0.3 million and September 30, 2008 when there were six properties owned with a net OREO balance of $2.2 million, net of an allowance for losses of $0.3 million.

The following table presents the composition of other real estate owned:

	September 30, 2009			December 31, 2008			September 30, 2008
Dollars in thousands	Value	Allow-ance	Net Value	Value	Allow-ance	Net Value	Value	Allow-ance	Net Value
Commercial
Real estate	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Construction	1,152	477	675	1,172	324	848	1,152	325	827
Other	1,528	143	1,385	731	-	731	731	-	731
Municipal	-	-	-	-	-	-	-	-	-
Residential	-	-	-	-	-	-	-	-	-
Term	990	56	934	849	-	849	610	-	610
Construction	-	-	-	-	-	-	-	-	-
Heloc	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-
Total	$3,670	$ 676	$2,994	$2,752	$ 324	$2,428	$2,493	$ 325	$2,168

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2008, the Company completed its annual review of goodwill and determined there has been no impairment.

Liquidity Management

As of September 30, 2009 the Bank had primary sources of liquidity of $264.1 million. It is Management’s opinion this is adequate. On October 11, 2009, the Federal Reserve Bank of Boston approved $150.0 million of loans as collateral under its Borrower in Custody program, bring the Bank’s primary sources of liquidity to $414.1 million. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in 2008. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.

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

Deposits

During the first nine months of 2009, total deposits increased by $34.3 million or 3.7% from December 31, 2008 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $20.00 million or 7.7% in the first nine months of 2009, and during the same period, certificates of deposit increased $42.3 million or 7.9%. Between September 30, 2008 and September 30, 2009, deposits increased by 4.5%, or $41.1 million. Certificates of deposit increased by $54.7 million, while low-cost deposits increased by $8.2 million and money market accounts decreased $21.8 million or 17.7%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits in the first half of 2009 is typical of the seasonality we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2009, borrowed funds decreased $59.0 million or 21.7% from December 31, 2008, as a result of a shift between wholesale certificates of deposit and Federal Home Loan Bank advances. Between September 30, 2008 and September 30, 2009, borrowed funds decreased by $51.6 million or 19.5%.

Shareholders’ Equity

Shareholders’ equity as of September 30, 2009 was $147.6 million, compared to $117.2 million as of December 31, 2008 and $115.9 million as of September 30, 2008. The Company’s earnings in the first nine months of 2009 net of dividends paid, plus participation in the U.S. Treasury Capital Purchase Program (“CPP”), added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, increased by $1.0 million from December 31, 2008.

In 2009, a cash dividend of 19.5 cents per share was declared in the third quarter compared to 19.5 cents in the third quarter of 2008. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 75.00% in the third quarter of 2009 compared to 48.75% in the third quarter of 2008. Total dividends declared in the first nine months of 2009 were 58.5 cents per share compared to 57.0 cents per share for the same period in 2008. The dividend payout ratio was 59.69% in the first nine months of 2009 compared to 50.00% in the first nine months of 2008. The higher dividend payout ratio in 2009 was due to lower earnings and the result of the reduction to net income that preferred stock dividends and amortization had in net income available to common shareholders and the resulting impact on earnings per common share.

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

On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program. The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of

9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. During the first three years these securities remain outstanding, the Company may increase the dividend on shares of its common stock only with the consent of the U.S. Treasury.

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009, and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock during the first three years such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2009, the Company repurchased 7,685 shares from employee benefit plans at an average price of $17.88 per share and for total proceeds of $138,000.

Regulatory leverage capital ratios for the Company were 9.16% and 7.07% at September 30, 2009 and December 31, 2008, respectively. The Company had a tier one risk-based capital ratio of 13.80% and a tier two risk-based capital ratio of 15.05% at September 30, 2009, compared to 10.11% and 11.13%, respectively, at December 31, 2008. The increase in capital ratios is the result of issuance of $25 million of preferred stock to the U.S. Treasury under the Capital Purchase Program and a reduction in the Company’s level of risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2009:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$213,061	82,882	50,000	20,000	60,179
Operating leases	877	207	324	132	214
Certificates of deposit	579,221	489,395	50,894	38,932	-
Total	$793,159	572,484	101,218	59,064	60,393
Total loan commitments and unused lines of credit	$124,295	124,295	-	-	-

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

Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at September 30, 2009 was +1.83% of total assets compared to –8.95% of total assets at December 31, 2008. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.

The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.

A summary of the Company’s static gap, as of September 30, 2009, is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$ 78,007	$ 53,450	$ 77,858	$ 55,446
Loans held for sale	-	-	-	2,794
Loans	425,338	151,985	299,940	96,560
Other interest-earning assets	7,500	9,406	-	-
Non-rate-sensitive assets	-	-	-	73,558
Total assets	510,845	214,841	377,798	228,358
Interest-bearing deposits	429,873	160,843	89,808	205,799
Borrowed funds	67,885	35,009	50,047	60,120
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	185,958
Total liabilities and equity	499,608	201,702	178,655	451,877
Period gap	$ 11,237	$ 13,139	$ 199,143	$(223,519)
Percent of total assets	0.84%	0.99%	14.95%	-16.78%
Cumulative gap (current)	$ 11,237	$ 24,376	$ 223,519	$ -
Percent of total assets	0.84%	1.83%	16.78%	0.00%

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

The Company’s most recent simulation model projects net interest income would decrease by approximately 0.1% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.1% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.8% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of September 30, 2009 and December 31, 2008 is presented in the following table:

Changes in Net Interest Income	September 30, 2009	December 31, 2008

Year 1

Projected change if rates decrease by 1.0%	-0.1%	+1.8%
Projected change if rates increase by 2.0%	-0.1%	-1.2%

Year 2

Projected change if rates decrease by 1.0%	+1.2%	-0.5%
Projected change if rates increase by 2.0%	-0.8%	-6.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2009, the Company had a de diminimus interest rate cap for interest rate risk management.

The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2009, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Month	Shares	Average Price	Proceeds
January 2009	385	$ 16.55	$ 6,378
February 2009	671	14.61	9,807
March 2009	1,513	16.36	24,759
April 2009	1,138	16.78	19,088
May 2009	633	15.60	9,880
June 2009	592	17.38	10,296
July 2009	577	19.05	10,990
August 2009	355	19.85	7,047
September 2009	400	18.69	7,477
Total	6,264	$ 16.88	$105,722

In addition, on January 9, 2009, the Company issued 25,000 shares of its Series A Preferred Stock, as well as warrants to purchase up to 225,904 shares of its common stock, to the U.S. Treasury for total proceeds of $25,000,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act.

b. None

c. On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009, under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2009, the Company repurchased 7,685 shares from employee benefit plans at an average price of $17.88 per share and for total proceeds of $138,000. Repurchase transactions from employee benefit plans in 2009 are detailed in the following table:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2009	1,077	16.49	1,077	123,450
February 2009	820	14.46	820	122,630
March 2009	666	13.93	666	121,964
April 2009	1	16.80	1	121,962
May 2009	75	16.21	75	121,891
June 2009	-	-	-	121,891
July 2009	4,717	19.25	4,717	117,171
August 2009	260	19.85	40	-
September 2009	69	19.09	-	-
Total	7,685	17.88	7,396	-

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

Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on September 19, 2003. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2006.

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

Date: November 6, 2009

/s/ F. Stephen Ward

F. Stephen Ward

Executive Vice President & Chief Financial Officer

Date: November 6, 2009