Form 10-K
period 2009-12-31
First Bancorp, Inc /ME/
filed 2010-03-12
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2009

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
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No[_]

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
Large accelerated filer [_]    Accelerated filer [X]    Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock: $170,925,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 12, 2010

Common Stock: 9,751,475 shares

ITEM 1. Discussion of Business

The First Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta, which was chartered as a national bank under the laws of the United States on May 30, 1864. At the Company’s Annual Meeting of Shareholders on April 30, 2008, the Company’s name was changed from First National Lincoln Corporation to The First Bancorp, Inc. On January 14, 2005, the acquisition of FNB Bankshares (“FNB”) of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB’s subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and since January 31, 2005, the combined banks have operated under a new name: The First, N.A. (the “Bank”).
As of December 31, 2009, the Company’s securities consisted of one class of common stock, one class of preferred stock, and stock warrants. At that date, there were 9,744,170 shares of common stock outstanding. In addition, there were 25,000 shares of cumulative perpetual preferred stock outstanding with a preference value of $1,000 per share, all of which were issued to the U.S. Treasury under its Capital Purchase Program (the “CPP Shares”). Incident to the issuance of the CPP Shares, the Company has issued to the U.S. Treasury warrants to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (the “Warrants”). The CPP Shares and the Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities.
The common stock and preferred stock of the Bank are the principal assets of the Company, which has no other subsidiaries. The Bank’s capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding, and one class of non-cumulative perpetual preferred stock, $1,000 preference value, of which 25,000 shares are authorized and outstanding. All of the Bank’s common stock and preferred stock is owned by the Company.
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
In addition to traditional banking services, the Company provides investment management and private banking services through First Advisors, which is an operating division of the Bank. First Advisors is focused on taking advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. First Advisors is able to offer a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, non-profit organizations and municipalities of varying asset size, and to provide the highest level of personal service. The staff includes investment and trust professionals with extensive experience.
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
In November of 1999, Congress adopted the Gramm-Leach-Bliley Financial Modernization Act (“GLBA”). This legislation breaks down the firewalls separating related businesses in order to create more competition and a level playing field in the financial services sector. GLBA eliminated depression-era restrictions which separate the business of banking from the businesses of insurance and securities underwriting, and also resulted in modifications to protect consumers and streamline regulation. While the Company views this legislation as an opportunity to offer a more comprehensive range of financial products and services, at the same time it has provided additional competition in the marketplace.
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

The First Bancorp 2009 Form 10-k

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
The Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank, and controls interstate banking activities. The Act restricts The First Bancorp’s non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies. Virtually all of the Company’s cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 19 to the accompanying financial statements. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

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

The First Bancorp 2009 Form 10-k

The Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 (“SOX”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX’s principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:
•	The creation of an independent accounting oversight board;
•	Auditor independence provisions which restrict non-audit services that accountants may provide to clients;
•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
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
•
A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•	A range of enhanced penalties for fraud and other violations.
The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall corporate governance structure and does not expect that such compliance has to date had, or will in the future have, a material impact on the Company’s results of operations or financial condition.

Capital Requirements and FDICIA
The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization’s capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal regulations require federal bank regulators to take “prompt corrective action” with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See “Prompt Corrective Action” below.

Leverage Capital Ratio
The regulations of the OCC require national banks to maintain a minimum “Leverage Capital Ratio” or “Tier 1 Capital” (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board’s guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should the current economic situation persist or worsen.

Risk-Based Capital Requirements
OCC regulations also require national banks to maintain minimum capital levels as a percentage of a bank’s risk-adjusted assets. A bank’s qualifying total capital (“Total Capital”) for this purpose may include two components: “Core” (Tier 1) Capital and “Supplementary” (Tier 2) Capital. Core Capital consists primarily of common stockholders’ equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and

The First Bancorp 2009 Form 10-k

(subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for loan losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
The risk-based capital rules assign a bank’s balance sheet assets and the credit equivalent amounts of the bank’s off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, as applicable. Applying these risk-weights to each category of the bank’s balance sheet assets and to the credit equivalent amounts of the bank’s off-balance sheet obligations and summing the totals results in the amount of the bank’s total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans, many of its investment securities have a low risk weighting and there is a relatively small volume of off-balance sheet obligations.
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
On January 9, 2009, the Company received $25 million from a preferred stock issuance of 25,000 shares under the U.S. Treasury Capital Purchase Program (the “CPP Shares”) at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the SEC to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. The Company may redeem the CPP Shares at any time using any funds available to the Company, and any redemption would be subject to the prior approval of the Federal Reserve Bank of Boston. The minimum amount that may be redeemed is 25% of the original CPP investment. The CPP Shares are “perpetual” preferred stock, which means that neither the U.S. Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.
On December 31, 2009, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 14.96% and 13.70%, respectively, and its Leverage Capital Ratio was 9.44%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

The First Bancorp 2009 Form 10-k

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

Deposit Insurance Assessments
The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC to the current legal maximum of $250,000 generally for each insured depositor. Non-interest bearing checking accounts have unlimited coverage. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Reform Act of 2005, provides that the FDIC shall set deposit insurance assessment rates. In 2006, the former Bank Insurance Fund merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund, or DIF. The Act eliminated the requirement that the FDIC set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25%. Under the Act, the FDIC annually sets the designated reserve ratio (DRR) of DIF reserves to DIF-insured deposits between 1.15% and 1.50%, subject to public comment, based on appropriate considerations including risk of losses and economic conditions such that the ratio would increase during favorable economic conditions and decrease during less favorable conditions, thus avoiding sharp swings in assessment rates.
Past bank failures and reserves against future failures lowered the FDIC insurance fund to 0.22% of insured deposits as of June 30, 2009 from 0.40% and 1.22% at December 31, 2008 and 2007, respectively. To keep the fund from falling to a level that could undermine public confidence, there was a one-time special insurance premium charged to all FDIC-insured banks of 0.05% on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009. To ensure that the reserve ratio returns to 1.15% within the statutorily mandated period of time, in 2009 the FDIC Board took the following steps:
•	Impose no further special assessments under the final rule adopted in May 2009.
•	Maintain assessment rates at their current levels through the end of 2010 and thereafter adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011.
•	Extend to eight years the Amended Restoration Plan to raise the Deposit Insurance Fund reserve ratio to 1.15 percent.
•
Require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessments as a prepaid expense and amortize this amount over a three-year period.

The First Bancorp 2009 Form 10-k

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

Standards for Safety and Soundness
Pursuant to FDICIA the federal bank regulatory agencies have prescribed, by regulation, standards and guidelines for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide “excessive” compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

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

Employees
At December 31, 2009, the Company had 212 employees and full-time equivalency of 206 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and employees.

The First Bancorp 2009 Form 10-k

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

The First Bancorp 2009 Form 10-k

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

Negative developments in 2007, 2008 and 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2010 and perhaps beyond 2010. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world and the United States have failed; others have been forced to seek acquisition partners. Loan portfolio value has deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) recessionary conditions that are deeper or last longer than currently anticipated, or (4) new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and the likelihood that financial institution regulatory agencies will be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008, or EESA, authorizes the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the troubled asset relief program, or TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury has purchased equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013. The EESA followed numerous actions by the Federal Reserve Board, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

There can be no assurance that the Emergency Economic Stabilization Act (“EESA”), the American Recovery and Reinvestment Act of 2009, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system will help stabilize and stimulate the U.S. financial system.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected. There can be no assurance regarding the actual impact that the EESA or the American Recovery and Reinvestment Act of 2009, or other programs and other initiatives undertaken by the U.S. government, will have on the financial markets; the extreme levels of volatility and limited credit availability currently being

The First Bancorp 2009 Form 10-k

experienced may persist. The failure of the EESA or other government programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on the Company. In the event turmoil in the financial markets continues, we may experience a material adverse effect from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

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

As of December 31, 2009, we had $81.8 million and $190.5 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and our ability to upstream dividends to the Company to then pay dividends to Shareholders. It could also negatively impact our regulatory capital ratios and result in not being classified as “well-capitalized” for regulatory purposes.

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

The First Bancorp 2009 Form 10-k

Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well-capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well-capitalized” under our regulatory framework or “well-managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

The Cost of FDIC Insurance May Increase.

The FDIC has publicly stated that past bank failures and reserves against future failures have lowered the FDIC insurance fund to 0.22% of insured deposits as of June 30, 2009 from 0.40% and 1.22% at December 31, 2008 and 2007, respectively. In order to keep the insurance fund from falling to a level that could undermine public confidence, there was a one-time special insurance premium paid by all FDIC-insured banks of 0.05% on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009. To ensure that the reserve ratio returns to 1.15% within the statutorily mandated period of time, meet the FDIC’s liquidity needs without imposing additional burdens on the industry during a period of stress, and ensure that the deposit insurance system remains directly industry-funded, in 2009 the FDIC Board took the following steps:
•	Impose no further special assessments under the final rule adopted in May 2009.
•	Maintain assessment rates at their current levels through the end of 2010 and thereafter adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011.
•	Extend to eight years the Amended Restoration Plan to raise the Deposit Insurance Fund reserve ratio to 1.15 percent.
•
Require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessments as a prepaid expense and amortize this amount over a three-year period.

While the FDIC projects that the 2009 special assessment, raising the assessment schedule and prepaying three-year’s projected assessments will recapitalize the insurance fund to 1.15% of insured deposits in eight years, there can be no assurance that additional payments related to FDIC insurance will not be required and that such payments could materially or adversely affect the Company’s results of operations.

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

The First Bancorp 2009 Form 10-k

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
As an integral part of their examination processes, bank regulatory agencies periodically review our allowance for loan losses and the value we attribute to real estate acquired through foreclosure or other similar remedies. These regulatory agencies may require us to adjust our determination of the value of these items. These adjustments could negatively impact our results of operations or financial condition.
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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. We compete with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, asset managers, insurance companies and a wide array of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maine and in neighboring states have added competitive pressure. If we are unable to compete effectively, we will lose market share and our income generated from loans, deposits, and other financial products will decline.

The First Bancorp 2009 Form 10-k

Allowance for loan losses may be insufficient.

The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. During 2009, the Bank experienced incremental increases in both non-performing loans and net loan charge-offs, as compared to prior periods. No assurance can be given that the relevant economic and market conditions will improve or will not further deteriorate. Hence, the persistence or worsening of such conditions could result in an increase in delinquencies, could cause a decrease in our interest income, or could continue to have an adverse impact on our loan loss experience, which, in turn, may necessitate increases to our allowance for loan losses. If net charge-offs exceed the Bank’s allowance, its earnings would decrease. In addition, regulatory agencies review the Bank’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. An increase in the Bank’s allowance for loan losses could reduce its earnings.

Changes in primary market area could adversely impact results of operations and financial condition.

Most of the Bank’s lending is in Mid-Coast and Down East Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area or Northern New England could have a material adverse impact on the quality of the Bank’s loan portfolio, and accordingly, our results of operations. Such a decline in economic conditions could impair borrowers’ ability to pay outstanding principal and interest on loans when due and, consequently, adversely affect the cash flows of our business.
The Bank’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank’s portfolio is located in Mid-Coast and Down East Maine. Conditions in the real estate market in which the collateral for the Bank’s loans is located strongly influence the level of the Bank’s non-performing loans and results of operations. The recent decline in the Mid-Coast and Down East Maine area real estate values, as well as other external factors, could adversely affect the Bank’s loan portfolio.

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

The First Bancorp 2009 Form 10-k

There may not be a robust trading market for the common stock.

Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. Over the five-year period ending December 31, 2009, for example, the average monthly trading volume of our common stock has been 185,745 shares or approximately 1.91% of the outstanding common stock. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.

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

The First Bancorp 2009 Form 10-k

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
Southwest Harbor

First Advisors, the investment management and trust division of the Bank, operates from two offices in Bar Harbor and Damariscotta. The Bank also maintains an Operations Center in Damariscotta.
The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden, Calais, and Northeast Harbor offices and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank’s current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

The First Bancorp 2009 Form 10-k

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2009, there were 9,744,170 shares outstanding and held of record by approximately 3,446 Shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2009 and 2008. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2009		2008
	High	Low	High	Low
1st Quarter	$20.29	$10.77	$15.74	$13.95
2nd Quarter	21.80	14.49	18.00	13.65
3rd Quarter	20.50	17.29	23.05	12.88
4th Quarter	19.00	14.65	22.98	12.84

The last transaction in the Company’s stock on NASDAQ during 2009 was on December 31 at $15.42 per share. There are no warrants outstanding with respect to the Company’s common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury incident to the Company’s participation in the CPP program. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. While the Company’s preferred stock issued under the CPP Program remains outstanding, the Company may not increase the dividend paid on its common stock without U.S. Treasury approval during the first three years. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2010 will be that year’s net income plus $11.8 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2009, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 13.62% and 14.88%, respectively, as of December 31, 2009. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 20, 2008	$0.185	April 30, 2008
June 19, 2008	$0.190	July 31, 2008
September 18, 2008	$0.195	October 31, 2008
December 18, 2008	$0.195	January 30, 2009
March 18, 2009	$0.195	April 30, 2009
June 18, 2009	$0.195	July 31, 2009
September 17, 2009	$0.195	October 30, 2009
December 17, 2009	$0.195	January 29, 2010

The First Bancorp 2009 Form 10-k

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,000	$15.89	-
Equity compensation plans not approved by security holders	-	$-	-
Total	55,000	$15.89	-

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

	2004	2005	2006	2007	2008	2009
FNLC	100.00	103.71	102.02	93.15	133.86	107.09
S&P 500	100.00	104.92	121.49	128.13	80.72	102.09
NASD Bank	100.00	98.04	111.59	89.48	70.25	58.99

The First Bancorp 2009 Form 10-k

Repurchase of Shares and Use of Proceeds

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009. Under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. During the year ended December 31, 2009, the Company repurchased 15,925 shares from employee benefit plans at an average price of $16.51 per share and for total proceeds of $263,000. Repurchase transactions from employee benefit plans in 2009 are detailed in the following table:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2009	1,077	$16.50	1,077	123,450
February 2009	820	14.46	820	122,630
March 2009	666	13.93	666	121,964
April 2009	1	20.00	1	121,963
May 2009	75	16.21	75	121,888
June 2009	-	-	-	121,888
July 2009	4,717	19.26	4,717	117,171
August 2009	260	19.89	40	-
September 2009	70	19.13	-	-
October 2009	860	17.06	-	-
November 2009	7,378	15.02	-	-
December 2009	1	11.00	-	-
Total	15,925	$16.51	7,396	-

Unregistered Sales of Equity Securities

The Company issues shares to the Bank’s 401k Investment and Savings Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder. Sales in 2009 are presented in the following table:

Month	Shares	Average Price	Proceeds
January 2009	385	$16.57	$6,378
February 2009	671	14.62	9,807
March 2009	5,552	12.46	69,183
April 2009	1,138	16.77	19,088
May 2009	633	15.61	9,880
June 2009	592	17.39	10,296
July 2009	577	19.05	10,990
August 2009	355	19.85	7,047
September 2009	400	18.69	7,477
October 2009	404	17.67	7,137
November 2009	705	15.31	10,794
December 2009	-	-	-
Total	11,412	$14.73	$168,077

In addition, on January 9, 2009, the Company issued 25,000 shares of its Series A Preferred Stock, as well as warrants to purchase up to 225,904 shares of its common stock, to the U.S. Treasury under the CPP Program for total proceeds of $25,000,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act. The preferred shares were subsequently registered with the Securities and Exchange Commission.

The First Bancorp 2009 Form 10-k

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2009	2008	2007	2006	2005
Summary of Operations
Interest Income	$62,569	$71,372	$71,721	$64,204	$50,431
Interest Expense	18,916	33,669	39,885	33,589	18,848
Net Interest Income	43,653	37,703	31,836	30,615	31,583
Provision for Loan Losses	12,160	4,700	1,432	1,325	200
Non-Interest Income	12,754	9,646	10,145	10,306	9,034
Non-Interest Expense	26,658	22,994	22,183	22,439	22,518
Net Income	13,042	14,034	13,101	12,295	12,843
Per Common Share Data
Net Income
Basic	$1.22	$1.45	$1.34	$1.25	$1.32
Diluted	1.22	1.44	1.34	1.25	1.30
Cash Dividends (Declared)	0.780	0.765	0.690	0.610	0.530
Book Value	12.66	12.09	11.58	10.98	10.52
Market Value	$15.42	19.89	14.64	16.72	17.58
Financial Ratios
Return on Average Equity	10.66%	12.02%	11.89%	11.63%	12.98%
Return on Average Tangible Equity	13.77	15.75	15.89	15.75	17.81
Return on Average Assets	0.96	1.10	1.13	1.14	1.36
Average Equity to Average Assets	10.85	9.14	9.53	9.81	10.44
Average Tangible Equity to Average Assets	8.80	6.98	7.13	7.24	7.61
Net Interest Margin (Tax-Equivalent)	3.66	3.33	3.13	3.24	3.84
Dividend Payout Ratio (Declared)	63.93	52.76	51.49	48.80	40.15
Allowance for Loan Losses/Total Loans	1.43	0.90	0.74	0.76	0.79
Non-Performing Loans to Total Loans	1.95	1.27	0.31	0.42	0.40
Non-Performing Assets to Total Assets	1.80	1.31	0.56	0.32	0.30
Efficiency Ratio (Tax-equivalent)	43.39	46.07	50.16	52.12	52.89
At Year End
Total Assets	$1,331,394	$1,325,744	$1,223,250	$1,104,869	$1,042,209
Total Loans	952,492	979,273	920,164	838,145	772,338
Total Investment Securities	272,375	247,839	208,585	172,301	173,033
Total Deposits	922,667	925,736	781,280	805,235	713,964
Total Borrowings	249,778	272,074	316,719	179,862	215,189
Total Shareholders’ Equity	$147,938	$117,181	$112,453	$107,327	$103,452
				High	Low
Market price per common share of stock during 2009				$21.80	$10.77

The First Bancorp 2009 Form 10-k

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

Forward-Looking Statements

This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to Shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “outlook”, “will”, “should”, “may”, “might, “could”, and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp 2009 Form 10-k

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
Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities’ market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest when due.

The First Bancorp 2009 Form 10-k

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
The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2009, 2008 and 2007.

	Years ended December 31,
Dollars in thousands	2009	2008	2007
Net interest income as presented	$43,653	$37,703	$31,836
Effect of tax-exempt income	2,395	2,187	2,081
Net interest income, tax equivalent	$46,048	$39,890	$33,917

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

	Years ended December 31,
In thousands of dollars	2009	2008	2007
Non-interest expense, as presented	$26,658	$22,994	$22,183
Net securities losses	(150)	(89)	-
Other than temporary impairment charge	(916)	-	-
Adjusted non-interest expense	25,592	22,905	22,183
Net interest income, as presented	43,653	37,703	31,836
Effect of tax-exempt income	2,395	2,187	2,081
Non-interest income, as presented	12,754	9,646	10,145
Effect of non-interest tax-exempt income	185	186	165
Net securities gains	-	-	2
Adjusted net interest income plus non-interest income	$58,987	$49,722	$44,229
Non-GAAP efficiency ratio	43.39%	46.07%	50.16%
GAAP efficiency ratio	47.26%	48.56%	52.84%
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

	Years ended December 31,
In thousands of dollars	2009	2008	2007
Average shareholders’ equity as presented	$146,854	$116,448	$111,422
Intangible assets	27,684	27,684	27,684
Tangible average shareholders’ equity	$119,170	$88,764	$83,738

Executive Summary

Net income for the year ended December 31, 2009 was $13.0 million, down $1.0 million or 7.1% from the $14.0 million posted for the year ended December 31, 2008. Earnings per common share on a fully diluted basis were $1.22 for the year ended December 31, 2009, down $0.22 or 15.3% from the $1.44 posted for the year ended December 31, 2008.
The core business of The First Bancorp continues to be the spread business from traditional banking services – the difference between what we earn from loans and investments and what we pay for deposits and borrowed funds. The spread business did extremely well in 2009. With low interest rates and a steep yield curve, net interest income for the year ended December 31, 2009 was up $6.0 million or 15.8% over the year ended December 31, 2008 and the net interest margin widened from 3.33% for the year ended December 31, 2008 to 3.66% for the year ended December 31, 2009. Our 2009 operating results also included nonrecurring revenues of $910,000, after taxes, related to the sale of our merchant credit card processing portfolio.
At the same time, we continue to be in the longest and worst recession since the Great Depression of the 1930’s. With weakening credit quality, the $7.5 million or 158.7% increase in our provision for loan losses in 2009 more than offset the above-noted increase in net interest income. The slump in the housing market is continuing and the national unemployment rate is at 10.0%. Fortunately, the unemployment rate in Maine, at 8.3%, is somewhat better than the national average. These unemployment numbers, however, do not reflect the number of people who have experienced reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well.
Total assets were up $5.7 million or 0.4% over December 31, 2008. The loan portfolio was down $26.8 million or 2.7%, with a decline in residential mortgages that refinanced and the sale of such refinanced loans to the secondary market because of their low interest rates. The investment portfolio was up $24.5 million or 9.9% over December 31, 2008. On the liability side of the balance sheet, low-cost deposits were up $12.7 million or 4.9% year-to-date, which Management views as very positive given that these are among our lowest cost sources of funding.
We also added $25.0 million in preferred stock in the first quarter of 2009 under the U.S. Treasury Capital Purchase Program. Our participation in the program provides us with greater ability to ride out the current economic storm, especially if conditions worsen, and also provides greater ability to work with individuals and businesses as they also struggle through these adverse economic conditions. We continue to be considered well-capitalized by FDIC standards with total risk-based capital at 14.96%, well above the well-capitalized threshold of 10.00% set by the FDIC.

The First Bancorp 2009 Form 10-k

Results of Operations

Net Interest Income

Net interest income increased 15.8% or $6.0 million to $43.7 million for the year ended December 31, 2009 from the $37.7 million reported for the year ended December 31, 2008. This was a result of two factors. Although earning assets were lower at December 31, 2009 than at December 31, 2008, average earning assets in 2009 were $79.8 million higher than in 2008. At the same time, actions taken by the Federal Open Market Committee (“FOMC”) in 2009 resulted in significantly lower interest rates, which led to the Company’s net interest margin on a tax-equivalent basis increasing from 3.33% in 2008 to 3.66% in 2009.
Total interest income in 2009 was $62.6 million, a decrease of $8.8 million or 12.3% from the $71.4 million posted by the Company in 2008. Total interest expense in 2009 was $18.9 million, a decrease of $14.8 million or 43.8% from the $33.7 million posted by the Company in 2008. The decrease in both interest income and interest expense was attributable to lower interest rates. Tax-exempt interest income amounted to $4.4 million for the year ended December 31, 2009, $4.1 million for the year ended December 31, 2008 and $3.9 million for the year ended December 31, 2007.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$4	$(3)	$(3)	$(2)
Investment securities	3,002	(2,424)	(491)	87
Loans held for sale	30	(4)	(1)	25
Loans	2,008	(10,359)	(355)	(8,706)
Total interest income	5,044	(12,790)	(850)	(8,596)
Interest expense
Deposits	2,694	(12,373)	(1,449)	(11,128)
Borrowings	(1,651)	(2,335)	361	(3,625)
Total interest expense	1,043	(14,708)	(1,088)	(14,753)
Change in net interest income	$4,001	$1,918	$238	$6,157

Year ended December 31, 2008 compared to 2007
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$3	$3
Investment securities	2,592	(305)	(63)	2,224
Loans held for sale	6	22	47	75
Loans	5,338	(7,251)	(632)	(2,545)
Total interest income	7,936	(7,534)	(645)	(243)
Interest expense
Deposits	1,272	(7,688)	(329)	(6,745)
Borrowings	3,688	(2,317)	(842)	529
Total interest expense	4,960	(10,005)	(1,171)	(6,216)
Change in net interest income	$2,976	$2,471	$526	$5,973
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp 2009 Form 10-k

The following table presents, for the years ended December 31, 2009, 2008, and 2007, the interest earned on or paid for each major asset and liability category, respectively, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2009		2008		2007
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.25%	$3	1.65%	$-	0.00%
Investment securities	14,893	5.42%	14,806	6.07%	12,582	5.98%
Loans held for sale	125	4.99%	78	4.05%	53	8.43%
Loans	49,945	5.09%	58,672	6.16%	61,167	7.01%
Total interest-earning assets	64,964	5.16%	73,559	6.14%	73,802	6.81%
Interest-bearing liabilities
Deposits	11,872	1.35%	23,000	2.90%	29,745	3.93%
Borrowings	7,044	2.84%	10,669	3.62%	10,140	4.71%
Total interest-bearing liabilities	18,916	1.67%	33,669	3.10%	39,885	4.10%
Net interest income	$46,048		$39,890		$33,917
Interest rate spread		3.48%		3.04%		2.71%
Net interest margin		3.66%		3.33%		3.13%

The First Bancorp 2009 Form 10-k

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
In thousands of dollars	2009	2008	2007
Assets
Cash and due from banks	$14,288	$16,281	$19,978
Overnight funds sold	407	181	-
Securities available for sale	29,040	22,865	33,765
Securities to be held to maturity	245,972	205,783	158,080
Federal Home Loan Bank and Federal Reserve Bank Stock	14,814	14,641	9,887
Loans held for sale (fair value approximates cost)	2,506	1,923	623
Loans	981,628	949,135	873,009
Allowance for loan losses	(11,277)	(7,607)	(6,634)
Net loans	970,351	941,528	866,375
Accrued interest receivable	6,027	6,846	6,697
Premises and equipment, net of accumulated depreciation	18,024	16,228	15,664
Other real estate owned	2,652	1,736	931
Goodwill	27,684	27,684	27,684
Other assets	21,752	17,737	16,833
Total Assets	$1,353,517	$1,273,433	$1,156,517

Liabilities & Stockholders' Equity
Demand deposits	$65,567	$63,495	$61,678
NOW deposits	106,895	105,689	102,083
Money market deposits	108,922	123,699	125,370
Savings deposits	87,921	86,018	91,967
Certificates of deposit	227,161	364,529	323,367
Certificates $100M and over	351,552	109,988	114,764
Total deposits	948,018	853,418	819,229
Borrowed funds	248,291	293,745	215,403
Dividends payable	953	850	739
Other liabilities	9,401	8,972	9,724
Total Liabilities	1,206,663	1,156,985	1,045,095
Shareholders' Equity:
Preferred Stock	24,452	-	-
Common stock	97	97	98
Additional paid-in capital	44,807	44,214	45,644
Retained earnings	78,072	72,492	65,366
Accumulated other comprehensive (loss) income
Net unrealized gains (losses) on available-for-sale securities	(310)	(87)	574
Net unrealized loss on postretirement benefit costs	(264)	(268)	(260)
Total Stockholders' Equity	146,854	116,448	111,422
Total Liabilities & Stockholders' Equity	$1,353,517	$1,273,433	$1,156,517

The First Bancorp 2009 Form 10-k

Non-Interest Income

Non-interest income in 2009 was $12.8 million, an increase of 32.2% from the $9.6 million reported in 2008. This increase was attributable to mortgage origination and servicing income, which increased $2.2 million or 1,514.5% as a result of a high volume of residential mortgages refinancing and these loans being sold to the secondary market, as well as an increase in other operating income of $1.4 million or 26.5% due to the sale of the Company’s merchant credit card processing portfolio.

Non-Interest Expense

Non-interest expense in 2009 was $26.7 million, an increase of 15.9% from the $23.0 million reported in 2008. The majority of the increase was attributable to a $916,000 charge for other-than-temporary impairment of investment securities and a $1.3 million increase in FDIC insurance assessments (see “Discussion of Business – Deposit Insurance Assessments”). Despite these increases in non-interest expense, the Company’s efficiency ratio improved considerably in 2009 – 43.39% compared to 46.07% in 2008. The improvement in the efficiency ratio year-to-date was the result of the increase in both net interest income and non-interest income previously discussed.

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $12.2 million in 2009 compared to $4.7 million in 2008. The level of provision in 2009 and 2008 was to maintain the allowance for loan losses at an adequate level given the size of our loan portfolio and the recent deterioration in asset quality. While the weakness in the national economy has not hit coastal Maine as hard as many other parts of the country, the Company has seen an increase in non-performing loans and net chargeoffs were $7.3 million in 2009 compared to $2.7 million in 2008. As a result, our provision for loan losses increased by $7.5 million in 2009 from the 2008 level. Despite this increase, our 2009 provision for loan losses of 0.91% of average assets compares quite favorable to our peer at 1.43% of average assets. Given the number of economic uncertainties at this time, Management views it prudent to continue to increase the allowance for loan losses and that the amount of increase is directionally consistent with the decline in credit quality seen in the portfolio. A further discussion of asset and credit quality can be found in “Assets and Asset Quality”.

Net Income

Net income for 2009 was $13.0 million – a 7.1% or $1.0 million decrease from net income of $14.0 million that was posted in 2008. Earnings per share on a fully diluted basis were $1.22, down $0.22 or 15.3% from the $1.44 reported for the year ended December 31, 2008.

Key Ratios

Return on average assets in 2009 was 0.96%, down from the 1.10% posted in 2008. Return on average tangible equity was 13.77% in 2009, compared to 15.75% in 2008 and 15.89% in 2007. In 2009, the Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 63.93%, compared to 52.76% in 2008 and 51.49% in 2007. The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 43.39% in 2009 compared to 74.23% for the Bank’s peer group, on average. In 2008, the Bank’s efficiency ratio was 46.07% compared to 64.72% for the Bank’s peer group, on average. The improvement in 2009 was the result of revenues (net interest income and non-interest income) increasing at a higher rate than operating expenses. The efficiency ratio is calculated by dividing the Company’s operating expenses (which excludes the provision for loan losses) by the total of net interest income on a tax-equivalent basis before provision for loan losses and other operating income (which excludes securities gains).

Investment Management and Fiduciary Activities

As of December 31, 2009, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $205.2 million, consisting of 918 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2008, when 1,015 accounts with a market value of $223.8 million were under management. The decline in market value was due to decline in equity markets that impacted the value of assets under management.

The First Bancorp 2009 Form 10-k

Assets and Asset Quality

Total assets were up slightly in 2009, with the investment portfolio increasing $24.5 million or 9.9% over December 31, 2008, while the loan portfolio decreased $26.8 million or 2.7%. Total assets increased 0.4% or $5.7 million from $1.326 billion at December 31, 2008, to $1.331 billion at December 31, 2009. Although earning assets were lower at December 31, 2009 than at December 31, 2008, average earning assets in 2009 were $79.8 million higher than in 2008. This increase in average earning assets contributed to net interest income increasing $6.0 million or 15.8% during 2009 when compared to 2008.
While the weaknesses in the national and global economies have not impacted coastal Maine as much as some other parts of the country, we nevertheless experienced a deterioration in asset quality in our loan portfolio. Non-performing assets to total assets stood at 1.80% at December 31, 2009, a significant increase over 1.31% at December 31, 2008. This increase is attributable to the impact that the weakened economy is having on our borrowers. Small businesses are seeing revenue/sales decreases and some are struggling to meet their obligations with a declining revenue base. A number of consumers have lost their jobs or seen a reduction in hours worked and/or overtime, thereby creating strained finances resulting in payment issues on their loans. In Management’s opinion, the Company’s long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers’ loans and in the end minimizes actual loan losses.
Net charge offs in 2009 were $7.3 million or 0.75% of average loans outstanding compared to $2.7 million or 0.28% of average loans outstanding in 2008. Despite the increase, this is relatively low compared to most banks in the country and our peer group, which had, on average, net charge offs of 1.49% of average loans outstanding in 2009. We manage our loan portfolio to minimize losses and have shown an excellent track record for the past 20 years with annual average chargeoffs of 0.25% of average loans outstanding.
Residential real estate loans represent 38.7% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2009, the loss ratio for residential mortgages was 0.50% compared to 0.75% for the entire loan portfolio. We have not written subprime mortgages or “no documentation loans” – the types of loans that are currently defaulting on a large scale nationwide. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.
The allowance for loan losses ended the year at $13.6 million and stood at 1.43% of total loans outstanding compared to 0.90% at December 31, 2008. A $12.2 million provision for losses was made in 2009, resulting in the allowance for loan losses increasing $4.8 million or 55.0% from December 31, 2008, after $7.3 million in net chargeoffs. This compares to a $4.7 million provision for losses in 2008. Management believes this level of provision to be directionally consistent with a weakening economy and an increase in the level of non-performing loans. Given the above factors, Management views the $13.6 million allowance for loan losses to be adequate as of December 31, 2009.

Investment Activities

During 2009, the investment portfolio increased 9.9% to end the year at $272.4 million compared to $247.8 million at December 31, 2008. The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy that investments for either portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio’s overall yield while not materially adding to the Company’s level of interest rate risk.
The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2009, 2008, and 2007.

The First Bancorp 2009 Form 10-k

Dollars in thousands	2009	2008	2007
Securities available for sale
U.S. Treasury and agency	$30,959	$-	$-
Mortgage-backed securities	31,148	922	1,322
State and political subdivisions	18,514	8,910	10,855
Corporate securities	818	2,977	14,727
Other equity securities	399	263	326
	$81,838	$13,072	$27,230
Securities to be held to maturity
U.S. Treasury and agency	$39,099	$110,513	$95,009
Mortgage-backed securities	90,193	60,774	30,786
State and political subdivisions	61,095	62,330	53,914
Corporate securities	150	1,150	1,645
	190,537	234,767	181,354
Total securities	$272,375	$247,839	$208,584

The following table sets forth certain information regarding the yields and expected maturities of the Company’s investment securities as of December 31, 2009. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	15,000	2.75%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	15,959	5.35%	39,099	6.07%
Total	30,959	4.09%	39,099	6.07%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	125	4.50%
Due in 1 to 5 years	91	5.71%	1,662	4.17%
Due in 5 to 10 years	82	8.50%	1,255	5.79%
Due after 10 years	30,975	3.52%	87,151	3.80%
Total	31,148	3.54%	90,193	3.84%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	205	6.95%
Due in 1 to 5 years	3,290	7.13%	6,122	6.51%
Due in 5 to 10 years	3,701	7.57%	13,765	6.53%
Due after 10 years	11,523	6.24%	41,003	6.40%
Total	18,514	6.66%	61,095	6.44%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	150	1.50%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	818	1.38%	-	0.00%
Total	818	1.38%	150	1.50%
Equity Securities	399	2.43%
	$81,838	4.43%	$190,537	5.13%

The First Bancorp 2009 Form 10-k

Impaired Securities

The securities portfolio contains certain securities the amortized cost of which exceeds fair value, which at December 31, 2009 amounted to an excess of $2.1 million, or 0.8% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $8.6 million, or 3.5% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.
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
Based on the foregoing evaluation criteria, during the first quarter of 2009, the Company concluded that one available-for-sale corporate security with an amortized cost of $1.0 million was other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover 100% of the investment. Accordingly, the Company recorded a $916,000 charge for other-than-temporary impairment. Management believes this loss was attributable to potential bankruptcy of the issuer of the security, which ultimately happened in the second quarter of 2009. While recording this impairment charge is consistent with GAAP, Management estimates that the ultimate economic losses that may be realized for other securities in the portfolio may be meaningfully less than the current “mark-to-market” losses. Management believes that the difference between the expected losses and current “mark-to-market” losses is largely attributable to current market illiquidity conditions, de-leveraging, and the historical disruption in the financial markets in general. In Management’s opinion, no additional write-down for other-than-temporary impairment is required.
As of December 31, 2009, the Company had temporarily impaired securities with a fair value of $79.1 million and unrealized losses of $2.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $2.2 million as of December 31, 2009, compared with $17.5 million at December 31, 2008. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities issuers’ obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$19,999	$(707)	$-	$-	$19,999	$(707)
Mortgage-backed securities	47,509	(602)	-	-	47,509	(602)
State and political subdivisions	9,396	(147)	1,350	(338)	10,746	(485)
Corporate securities	-	-	818	(302)	818	(302)
Other equity securities	-	-	44	(21)	44	(21)
	$76,904	$(1,456)	$2,212	$(661)	$79,116	$(2,117)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of December 31, 2009, the total unrealized losses on these securities amounted to $707,000, compared with $5.9 million at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at December 31, 2009 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2009, the total unrealized losses on these securities amounted to $602,000, compared with $297,000 at December 31, 2008. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at December 31, 2009 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2009, the total unrealized losses on municipal securities amounted to $485,000, compared with $684,000 at December 31, 2008. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2009 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2009, the total unrealized losses on corporate securities amounted to $302,000, compared with $1.7 million at December 31, 2008. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2009 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2009 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at December 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity. The previously discussed security which was designated as other-than-temporarily impaired in the first quarter of 2009 was evaluated separately because fair value exceeded its impaired value at December 31, 2009.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2009 and December 31, 2008, the Company’s investment in FHLB stock totaled $14.0 million.
FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current

The First Bancorp 2009 Form 10-k

market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The Company had no dividend income on its FHLB stock in 2009.
The FHLB recorded a net loss of $186.8 million for the year ending December 31, 2009. Losses due to the other-than-temporary impairment of investments in private-label mortgage-backed securities resulted in a credit loss of $444.1 million for the year. The associated non-credit loss on these securities in 2009 was $885.4 million, which is recorded in capital rather than through earnings, and contributed largely to an accumulated other comprehensive loss of $1.0 billion at December 31, 2009. Retained earnings increased to $142.6 million at December 31, 2009, up from an accumulated deficit of $19.7 million at December 31, 2008. This increase was mainly due to the effect of adopting FSP FAS 115-2 and FAS 124-2 on January 1, 2009, which reclassified $349.1 million from accumulated deficit to accumulated other comprehensive loss. The FHLB remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified “adequately capitalized” by its regulator, the Federal Housing Finance Agency, as of September 30, 2009.
Notwithstanding continued significant credit losses in its investment portfolio, the FHLB reported modest profitability for the fourth quarter. Net income for the fourth quarter of 2009 was $6.3 million. The FHLB’s net interest income continues to be strong, and totaled $311.7 million for the year ending December 31, 2009, and $88.0 million for the fourth quarter of 2009. The FHLB expects to see volatility in its earnings in the next several quarters as it works through continued challenges. In particular, high and prolonged unemployment rates, high delinquency and foreclosure rates, and declining housing prices may result in additional credit losses from the FHLB’s private-label mortgage-backed securities investments. The FHLB will continue to monitor this situation closely in 2010.
The FHLB remains focused on returning the FHLB to stable profitability and enhancing the FHLB’s capital base by building retained earnings. The FHLB’s board of directors is unlikely to declare any dividends until a consistent pattern of positive net income is demonstrated, allowing growth in retained earnings, which will likely preclude a declaration of dividends for at least the first two quarters of 2010. The opportunity to pay a dividend after that, and the amount of any such dividend, will be a function of the success that the FHLB has in stabilizing earnings and building retained earnings, which will be driven in large part by the performance of its private-label mortgage-backed securities portfolio. The FHLB’s current retained earnings target is estimated at $925 million, a target adopted in connection with the FHLB’s Revised Operating Plan to preserve capital in light of the various challenges to the FHLB. The FHLB’s retained earnings target could be superseded by mandates from its primary regulator, the Federal Housing Finance Agency, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, Management and the board of directors of the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings requirement. Either of these could result in the FHLB further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio declined $26.8 million or 2.7% in 2009, with total loans at $952.5 million at December 31, 2009, compared to $979.3 million at December 31, 2008. While commercial loans increased $18.0 million or 4.7% between December 31, 2008 and December 31, 2009, residential term loans decreased by $64.3 million or 14.9% during the same period as a result of borrowers refinancing home mortgage loans which were sold by the Bank to the secondary market. At the same time, municipal loans posted growth of $11.1 million or 31.9%.
Commercial loans are comprised of three categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value ratio of 75% based upon current appraisal information at the time the loan is made. Land development loans typically have a maximum loan-to-value ratio of 65% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 37.7% of capital are well under the regulatory guidance of 100.0% of total risk-based capital. Commercial real estate loans are at 185.7% of total risk-based capital, well under the regulatory guidance of 300.0% of total risk-based capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.

The First Bancorp 2009 Form 10-k

Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages and home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily short-term amortizing loans to individuals collateralized by automobiles, pleasure craft and recreations vehicles, with a maximum loan to value ratio of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005.

	As of December 31,
In thousands of dollars	2009		2008		2007		2006		2005
Commercial
Real estate	$240,178	25.2%	$219,057	22.3%	$202,301	22.0%	$140,626	16.8%	$142,137	18.4%
Construction	48,714	5.1%	48,182	4.9%	-	0.0%	-	0.0%	-	0.0%
Other	114,486	12.0%	118,109	12.1%	109,954	11.9%	189,908	22.7%	170,108	22.0%
Municipal	45,952	4.8%	34,832	3.6%	34,425	3.7%	23,724	2.8%	20,270	2.7%
Residential
Term	367,267	38.7%	431,520	44.0%	431,237	46.9%	371,242	44.3%	309,689	40.1%
Construction	17,361	1.8%	26,235	2.7%	45,942	5.0%	20,258	2.4%	26,909	3.5%
Home equity line of credit	94,324	9.9%	77,206	7.9%	74,199	8.1%	73,453	8.8%	83,587	10.8%
Consumer	24,210	2.5%	24,132	2.5%	22,106	2.4%	18,934	2.3%	19,638	2.5%
Total loans	$952,492	100.0%	$979,273	100.0%	$920,164	100.0%	$838,145	100.0%	$772,338	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2009:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$10,314	$8,600	$25,331	$195,933	$240,178
Construction	18,506	3,243	454	26,511	48,714
Other	17,690	22,494	34,446	39,856	114,486
Municipal	26,277	2,607	6,375	10,693	45,952
Residential
Term	5,944	8,394	35,013	317,916	367,267
Construction	9,842	947	19	6,553	17,361
Home equity line of credit	1,030	1,232	1,129	90,933	94,324
Consumer	7,440	10,343	1,454	4,973	24,210
Total loans	$97,043	$57,860	$104,221	$693,368	$952,492

The First Bancorp 2009 Form 10-k

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2009.

	Fixed-Rate		Adjustable-Rate		Total
In thousands of dollars	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$55,378	5.8%	$184,800	19.4%	$240,178	25.2%
Construction	13,733	1.4%	34,981	3.7%	48,714	5.1%
Other	53,399	5.6%	61,087	6.4%	114,486	12.0%
Municipal	42,072	4.4%	3,880	0.4%	45,952	4.8%
Residential
Term	128,901	13.5%	238,366	25.0%	367,267	38.7%
Construction	6,726	0.7%	10,635	1.1%	17,361	1.8%
Home equity line of credit	2,111	0.2%	92,213	9.7%	94,324	9.9%
Consumer	19,454	2.0%	4,756	0.5%	24,210	2.5%
Total loans	$321,774	33.8%	$630,718	66.2%	$952,492	100.0%

Loan Concentrations

As of December 31, 2009, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $2.9 million at December 31, 2009 compared with $1.3 million at December 31, 2008. No recourse obligations have been incurred in connection with the sale of loans. Due to refinancing activity at substantially lower interest rates, $115.7 million of residential mortgages were sold into the secondary market during 2009, much higher than the $19.7 million sold in 2008. This resulted in non-interest income for mortgage origination and servicing in 2009 being up $2.2 million or 1,514.5% compared to 2008.

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
We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk assessment, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.
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
Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such

The First Bancorp 2009 Form 10-k

as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending Management. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, in whole or in part, were considered by Management in determining the adequacy of the allowance for loan losses.
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

Commercial
Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on loans that we have rated for risk. Our non-performing commercial loans are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are also considered in connection with the unallocated portion of our allowance for loan losses.
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management’s judgment as to the level of potential losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential and Consumer
Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk rating and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans that are greater than 90 days past due are generally placed in non-accrual status unless, through an internal evaluation, it can be demonstrated that the loans are both well secured and in the process of collection. In general, the foreclosure process is also begun at this time.

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

The First Bancorp 2009 Form 10-k

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2009, impaired loans with specific reserves totaled $12.2 million (all of these loans were on non-accrual status) and the amount of such reserves was $2.2 million. This compares to impaired loans with specific reserves of $7.6 million at December 31, 2008 (all of these loans were on non-accrual status) at which time the amount of such reserves was $2.0 million. All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2009 is considered by Management to be adequate to address the credit losses inherent in the current loan portfolio. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The allowance for loan losses totaled $13.6 million at December 31, 2009, compared to $8.8 million at December 31, 2008. The increase in the allowance reflects Management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), which increased $0.2 million in 2009 from $2.0 million at December 31, 2008 to $2.2 million at December 31, 2009. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. Increases to reflect negative market trends and other qualitative factors (unallocated reserves) increased $1.2 million in 2009 from $676,000 on December 31, 2008 to $1.9 million on December 31, 2009.
The following table summarizes our allocation of allowance by loan type as of December 31, 2009, 2008, 2007, 2006 and 2005. The percentages are the portion of each loan type to total loans.

Dollars in	As of December 31,
thousands	2009		2008		2007		2006		2005
Commercial
Real estate	$5,297	25.2%	$2,958	22.3%	$3,020	22.0%	$1,905	16.8%	$1,791	18.4%
Construction	896	5.1%	650	4.9%	-	0.0%	-	0.0%	-	0.0%
Other	3,095	12.0%	2,595	12.1%	1,633	11.9%	2,573	22.7%	2,142	22.0%
Municipal	23	4.8%	20	3.6%	25	3.7%	25	2.8%	50	2.6%
Residential
Term	1,197	38.7%	713	44.0%	706	46.9%	711	44.3%	734	40.1%
Construction	43	1.8%	44	2.7%	75	5.0%	38	2.4%	64	3.5%
Home equity line of credit	515	9.9%	482	7.9%	491	8.1%	470	8.8%	560	10.8%
Consumer	716	2.5%	662	2.5%	606	2.4%	537	2.3%	483	2.5%
Unallocated	1,855	0.0%	676	0.0%	244	0.0%	105	0.0%	262	0.0%
Total	$13,637	100.0%	$8,800	100.0%	$6,800	100.0%	$6,364	100.0%	$6,086	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $12.2 million in 2009 compared to $4.7 million in 2008. Net chargeoffs were $7.3 million in 2009 compared to net chargeoffs of $2.7 million in 2008. Our allowance as a percentage of outstanding loans has increased from 0.90% as of December 31, 2008 to 1.43% as of December 31, 2009, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The First Bancorp 2009 Form 10-k

The following table summarizes the activities in our allowance for loan losses as of December 31, 2009, 2008, 2007, 2006 and 2005:

	As of December 31,
Dollars in thousands	2009	2008	2007	2006	2005
Balance at beginning of year	$8,800	$6,800	$6,364	$6,086	$4,714
Acquisition of FNB Bankshares	-	-	-	-	2,066
Loans charged off:
Commercial
Real estate	2,430	3	27	2	-
Construction	-	-	-	-	-
Other	2,329	1,997	477	854	473
Municipal	-	-	-	-	-
Residential
Term	1,767	113	13	42	256
Construction	47	-	-	-	-
Home equity line of credit	177	83	50	21	-
Consumer	826	745	770	394	323
Total	7,576	2,941	1,337	1,313	1,052
Recoveries on loans previously charged off
Commercial
Real estate	-	-	-	30	18
Construction	-	-	-	-	-
Other	79	32	142	60	31
Municipal	-	-	-	-	-
Residential
Term	59	5	4	16	-
Construction	-	-	-	-	-
Home equity line of credit	1	-	21	-	-
Consumer	114	204	174	160	109
Total	253	241	341	266	158
Net loans charged off	7,323	2,700	996	1,047	894
Provision for loan losses	12,160	4,700	1,432	1,325	200
Balance at end of period	$13,637	$8,800	$6,800	$6,364	$6,086
Ratio of net loans charged off to average loans outstanding	0.75%	0.28%	0.11%	0.13%	0.13%
Ratio of allowance for loan losses to total loans outstanding	1.43%	0.90%	0.74%	0.76%	0.79%

Management believes the allowance for loan losses is adequate as of December 31, 2009. In Management’s opinion, the increase in provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the deterioration in credit quality of our loan portfolio and corresponding increased levels of specific reserves and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

The First Bancorp 2009 Form 10-k

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
On an ongoing basis, if a non-performing loan is collateral dependent as its source of repayment, we may have an independent appraisal done periodically, based on the currency of the most recent appraisal and the size of the loan, and an additional specific reserve or write down based upon the new appraisal information will be made if appropriate. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 1.95% at December 31, 2009 compared to 1.27% at December 31, 2008. The following table shows the distribution of nonperforming assets and loans greater than 90 days past due as of December 31, 2009, 2008, 2007, 2006 and 2005:

	As of December 31,
Dollars in thousands	2009	2008	2007	2006	2005
Commercial
Real estate	$6,589	$7,477	$734	$1,105	$744
Construction	458	-	-	-	-
Other	2,735	2,908	2,011	2,285	1,697
Municipal	-	-	-	-	-
Residential
Term	6,322	6,594	2,109	606	914
Construction	3,182	-	-	-	-
Home equity line of credit	143	313	299	190	20
Consumer	309	137	1	46	45
Total loans 90 or more days past due	$19,738	$17,429	$5,154	$4,232	$3,420
Non-accrual loans included in above total	$18,562	$12,449	$2,867	$3,485	$3,095

Impaired loans increased $6.1 million from December 31, 2008 to December 31, 2009, with the number of loans increasing by 58 from 81 to 139 during the same period. Impaired commercial loans decreased $925,000 from December 31, 2008 to December 31, 2009. The specific allowance for impaired commercial loans increased from $1.8 million at December 31, 2008 to $2.4 million as of December 31, 2009, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Impaired residential loans increased $3.7 million from December 31, 2008 to December 31, 2009, with the recession and resulting higher unemployment leading to higher levels of delinquent borrowers. Impaired consumer loans were up slightly from December 31, 2008 to December 31, 2009.

The First Bancorp 2009 Form 10-k

Troubled Debt Restructures

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of December 31, 2009 we had 52 loans with a value of $8.4 million that have been restructured due to the borrower’s inability to maintain a current status on the loan that were classified as TDRs. This compares to no loans classified as TDRs as of December 31, 2008. As of December 31, 2009, six of the loans classified as TDRs with a total balance of $835,000 were greater than 30 days past due and one loan with a balance of $234,000 was in the process of foreclosure. Management is aware of only one TDR with a balance of $77,000 in which the borrower is in the process of bankruptcy.

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrower or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrower, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At December 31, 2009, there were 28 potential problem loans with a balance of $8.7 million or 0.9% of total loans. This compares to 26 loans with a balance of $2.0 million or 0.2% of total loans at December 31, 2008.
As of December 31, 2009, there were 42 loans in the process of foreclosure with a total balance of $8.0 million.

Past Due Loans

The Bank’s overall loan delinquency ratio was 3.14% at December 31, 2009, versus 2.99% at December 31, 2008. Loans 90 days delinquent and accruing decreased from $5.0 million at December 31, 2008 to $1.2 million as of December 31, 2009. This total is made up of 18 loans, with the largest loan totaling $391,000. We expect to collect all amounts due on these loans, including interest.
The following table sets forth loan delinquencies as of December 31, 2009, 2008, 2007, 2006 and 2005:

	As of December 31,
Dollars in thousands	2009	2008	2007	2006	2005
Commercial
Real estate	$9,443	$10,446	$2,607	$2,326	$1,006
Construction	458	584	325	9	-
Other	3,607	4,713	8,393	5,575	4,331
Municipal	-	-	-	-	-
Residential
Term	11,747	11,526	8,803	4,067	3,093
Construction	3,182	-	-	-	-
Home equity line of credit	682	1,423	872	627	729
Consumer	775	609	496	312	328
Total	$29,894	$29,301	$21,496	$12,916	$9,487
Loans 30-89 days past due to total loans	1.26%	1.21%	1.78%	1.04%	0.79%
Loans 90+ days past due and accruing to total loans	0.12%	0.51%	0.25%	0.09%	0.04%
Loans 90+ days past due on non-accrual to total loans	1.76%	1.27%	0.31%	0.42%	0.40%
Total past due loans to total loans	3.14%	2.99%	2.34%	1.54%	1.23%

The First Bancorp 2009 Form 10-k

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell. At December 31, 2009, there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.6 million, compared to December 31, 2008 when there were nine properties owned with a net OREO balance of $2.4 million, net of an allowance for losses of $0.3 million. The following table presents the composition of other real estate owned as of December 31, 2009, 2008, 2007, 2006 and 2005:

	As of December 31,
Dollars in thousands	2009	2008	2007	2006	2005
Carrying Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	1,182	1,172	1,152	950	-
Other	1,920	731	-	463	-
Municipal	-	-	-	-	-
Residential	-	-	-	-	-
Term	2,826	849	-	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$5,928	$2,752	$1,152	$1,413	$-
Related Allowance
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	476	325	325	250	-
Other	-	-	-	19	-
Municipal	-	-	-	-	-
Residential	-	-	-	-	-
Term	107	-	-	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$583	$325	$325	$269	$-
Net Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	706	848	827	700	-
Other	1,920	731	-	444	-
Municipal	-	-	-	-	-
Residential	-	-	-	-	-
Term	2,719	849	-	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$5,345	$2,428	$827	$1,144	$-

The First Bancorp 2009 Form 10-k

Funding, Liquidity and Capital Resources

As of December 31, 2009 the Bank had primary sources of liquidity of $206.8 million. It is Management’s opinion that this is adequate. In addition, the Bank has an additional $142.6 million in borrowing capacity under the Federal Reserve Bank of Boston’s Borrower in Custody program, $18.0 million in credit lines with correspondent banks, and $24.9 million in unencumbered securities available as collateral for borrowing. These bring the Bank’s primary sources of liquidity to $392.3 million. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in 2009. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During 2009, total deposits decreased by $3.0 million or 0.3%, ending the year at $922.7 million compared to $925.7 million at December 31, 2008. This decrease was primarily due to a decrease in money market accounts. Average deposits, however, increased $94.6 million in 2009, as shown in the following table which sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2009	2008	2007	2009 vs. 2008
Demand deposits	$65,567	$63,495	$61,678	3.26%
NOW accounts	106,895	105,689	102,083	1.14%
Money market accounts	108,922	123,699	125,370	-11.95%
Savings	87,921	86,018	91,967	2.21%
Certificates of deposit	578,713	474,517	438,131	21.96%
Total deposits	$948,018	$853,418	$819,229	11.08%

The First Bancorp 2009 Form 10-k

The average cost of deposits (including non-interest-bearing accounts) was 1.25% for the year ended December 31, 2009, compared to 2.69% for the year ended December 31, 2008 and 3.75% for the year ended December 31, 2007. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2009	2008	2007
NOW	0.35%	0.63%	0.66%
Money market	1.07%	2.88%	4.82%
Savings	0.62%	0.97%	1.12%
Certificates of deposit	1.75%	3.78%	5.12%
Total interest-bearing deposits	1.35%	2.90%	3.93%

Of all certificates of deposit, $452.1 million or 81.3% will mature by December 31, 2010. As of December 31, 2009, the Bank held a total of $343.2 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2009	2008
Within 3 Months	$184,574	$214,491
3 Months through 6 months	94,778	35,475
6 months through 12 months	27,709	22,631
Over 12 months	36,143	18,200
Total	$343,204	$290,797

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2009, the Bank’s total FHLB borrowing capacity was $253.4 million, of which $54.0 million was unused. As of December 31, 2009, advances totaled $199.4 million, with a weighted average interest rate of 2.90% and remaining maturities ranging from three days to 15 years. This compares to advances totaling $220.4 million, with a weighted average interest rate of 3.38% and remaining maturities ranging from two days to 16 years, as of December 31, 2008. During 2009, the Bank shifted a portion of its funding from borrowed funds to wholesale certificates of deposit to increase the Bank’s immediate sources of liquidity by increasing collateral capacity at the FHLB. The decrease in the weighted average rate paid on borrowed funds in 2009 compared to 2008 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2009 was $49.7 million, compared to $48.8 million on December 31, 2008, and $41.1 million on December 31, 2007. The weighted average rates of these agreements were 1.57% as of December 31, 2009, compared to 2.12% as of December 31, 2008 and 3.46% as of December 31, 2007.
The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2009, 2008, and 2007 were $0.6 million, $2.9 million, and $2.0 million, respectively.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $306.5 million at the end of February in 2009, $331.7 million at the end of January in 2008, and $316.7 million at the end of December in 2007. The average amount outstanding during 2009 was $248.3 million with a weighted average interest rate of 2.84%. This compares to an average outstanding amount of $293.7 million with a weighted average interest rate of 3.62% in 2008, and an average outstanding amount of $215.4 million with a weighted average interest rate of 4.71% in 2007. The decline in average cost realized during 2009 is consistent with the interest rate policy and actions of the FOMC.

The First Bancorp 2009 Form 10-k

Capital Resources

Shareholders’ equity as of December 31, 2009 was $147.9 million, compared to $117.2 million as of December 31, 2008. The Company’s earnings for 2009,  net of dividends paid, plus participation in the U.S. Treasury Capital Purchase Program (“CPP”), added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, decreased by $0.7 million from December 31, 2008.
Capital at December 31, 2009 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 9.44% on December 31, 2009 and 7.07% at December 31, 2008. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2009, the Company had tier-one risk-based capital of 13.70% and tier-two risk-based capital of 14.96%, versus 10.11% and 11.13%, respectively, at December 31, 2008. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.
During 2009, the Company declared cash dividends of $0.195 per share in each quarter or $0.78 per share for the year. The Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 63.93% of earnings in 2009 compared to 52.76% in 2008 and 51.49% in 2007. The ability of the Company to pay cash dividends to its Shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $8.6 million in dividends was declared in 2009 from the Bank to the Company.
In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2010 will be that year’s net income plus $11.8 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. Also, pursuant to restrictions applicable to the Company as a consequence of its participation in the CPP program discussed below, the Company may not increase its quarterly dividend above $0.195 per share during the first three years that the CPP shares are outstanding without the consent of the U.S. Treasury.
In 2009, 21,000 shares of common stock were issued in conjunction with the exercise of stock options for consideration totaling $134,000 and 42,698 shares were issued via employee stock programs and the dividend reinvestment plan during the year for consideration totaling $702,000. The Company also purchased 15,925 shares of common stock for total consideration of $263,000 during the year.
On November 21, 2008, the Company received approval for a $25.0 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program. The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. During the first three years these securities remain outstanding, the Company may increase the dividend on shares of its common stock only with the consent of the U.S. Treasury.
On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009 and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In 2009, the Company repurchased 11,412 shares from employee benefit plans at an average price of $14.73 per share and for total proceeds of $168,000.
Except as identified in Item 1A, “Risk Factors”, Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

The First Bancorp 2009 Form 10-k

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2009, the Company completed its annual review of goodwill and determined there has been no impairment.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2009:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$249,778	149,601	20,000	30,000	50,177
Operating leases	907	190	334	131	252
Certificates of deposit	556,097	452,129	56,379	47,589	-
Total	$806,782	601,920	76,713	77,720	50,429
Unused lines, collateralized by residential real estate	$58,751	58,751	-	-	-
Other unused commitments	76,125	76,125	-	-	-
Standby letters of credit	3,449	3,449	-	-	-
Commitments to extend credit	4,512	4,512	-	-	-
Total loan commitments and unused lines of credit	$142,837	142,837	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2009, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2009, the Company made capital purchases totaling $3.8 million. This cost will be amortized over an average of seven years, adding approximately $543,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to newly enacted Federal legislation will not have a significant impact on the Company’s future operating results or financial condition.

The First Bancorp 2009 Form 10-k

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at year-end, was +0.72% of total assets, which compares to -8.95% of assets at December 31, 2008. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company’s summarized static gap, as of December 31, 2009, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$28,564	$69,880	$98,862	$75,260
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	14,031	-	-	1,412
Loans held for sale	-	-	-	2,876
Loans	426,650	157,308	280,994	87,540
Other interest-earning assets	-	9,492	-	-
Non-rate-sensitive assets	8,115	-	-	70,410
Total assets	477,360	236,680	379,856	237,498
Interest-bearing deposits	325,829	221,275	103,471	205,775
Borrowed funds	79,604	70,008	40,047	60,119
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	178,766
Total liabilities and equity	407,283	297,133	182,318	444,660
Period gap	$70,077	$(60,453)	$197,538	$(207,162)
Percent of total assets	5.26%	-4.54%	14.84%	-15.56%
Cumulative gap (current)	70,077	9,624	207,162	-
Percent of total assets	5.26%	0.72%	15.56%	0.00%

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
The most recent simulation model projects net interest income would decrease by approximately 0.1% of stable-rate net interest income if short-term rates fall gradually by one percentage point over the next year, and decrease by approximately 1.0% if short-term rates rise gradually by two percentage points. Both scenarios are within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a move in interest rates of 2.0% up or 1.0% down, in the first year. Management believes this reflects a reasonable interest rate risk position. Within a two-year horizon and assuming no additional change in interest rates, the model forecasts that net interest income would be

The First Bancorp 2009 Form 10-k

lower than that earned in a stable rate environment by 0.8% in a falling rate scenario and decrease by 4.4% in a rising rate scenario.
The change in net interest income projections between December 31, 2009, and December 31, 2008, is attributable to the change in the Company’s mix of assets and liabilities, as well as lowering of interest rates by the FOMC and the corresponding steepening of the yield curve which occurred in 2008 and 2009. A summary of the Company’s interest rate risk simulation modeling, as of December 31, 2009 and 2008 is presented in the following table:

Changes in Net Interest Income	2009	2008
Year 1
Projected changes if rates decrease by 1.0%	-0.1%	+1.8%
Projected change if rates increase by 2.0%	-1.0%	-1.2%
Year 2
Projected changes if rates decrease by 1.0%	-0.8%	-.0.5%
Projected change if rates increase by 2.0%	-4.4%	-6.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include the securities in the investment portfolio, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2009, the Company had a de diminimus interest rate cap for interest rate risk management.
Management believes that the current level of interest rate risk is acceptable as of December 31, 2009. The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2009, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure.

The First Bancorp 2009 Form 10-k

ITEM 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2009	2008
Assets
Cash and cash equivalents	$15,332,000	$16,856,000
Securities available for sale	81,838,000	13,072,000
Securities to be held to maturity, fair value of $192,838,000 at December 31, 2009, and $229,460,000 at December 31, 2008	190,537,000	234,767,000
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,443,000	14,693,000
Loans held for sale	2,876,000	1,298,000
Loans	952,492,000	979,273,000
Less allowance for loan losses	13,637,000	8,800,000
Net loans	938,855,000	970,473,000
Accrued interest receivable	4,889,000	5,783,000
Premises and equipment, net	18,331,000	16,028,000
Other real estate owned	5,345,000	2,428,000
Goodwill	27,684,000	27,684,000
Other assets	30,264,000	22,662,000
Total assets	$1,331,394,000	$1,325,744,000
Liabilities
Demand deposits	$66,317,000	$68,399,000
NOW deposits	114,955,000	108,188,000
Money market deposits	94,425,000	129,333,000
Savings deposits	90,873,000	82,867,000
Certificates of deposit under $100,000	212,893,000	246,152,000
Certificates of deposit $100,000 or more	343,204,000	290,797,000
Total deposits	922,667,000	925,736,000
Borrowed funds	249,778,000	272,074,000
Other liabilities	11,011,000	10,753,000
Total liabilities	1,183,456,000	1,208,563,000
Commitments and contingent liabilities (notes 12, 15, 19 and 20)
Shareholders’ equity
Preferred stock, $1,000 preference value per share	24,606,000	-
Common stock, one cent par value per share	97,000	97,000
Additional paid-in capital	45,121,000	44,117,000
Retained earnings	78,450,000	74,057,000
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of tax benefit of $67,000 in 2009 and $441,000 in 2008	(125,000)	(819,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $114,000 in 2009 and $146,000 in 2008	(211,000)	(271,000)
Total shareholders’ equity	147,938,000	117,181,000
Total liabilities and shareholders’ equity	$1,331,394,000	$1,325,744,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued	9,744,170	9,696,397
Number of shares outstanding	9,744,170	9,696,397
Book value per share	$12.66	$12.09
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2009 Form 10-k

Consolidated Statements of Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2009	2008	2007
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $1,472,000 in 2009, $1,245,000 in 2008, and $1,179,000 in 2007)	$49,277,000	$58,079,000	$60,585,000
Interest on deposits with other banks	1,000	3,000	-
Interest and dividends on investments (includes tax-exempt income of $2,980,000 in 2009, $2,820,000 in 2008, and $2,685,000 in 2007)	13,291,000	13,290,000	11,136,000
Total interest and dividend income	62,569,000	71,372,000	71,721,000
Interest expense
Interest on deposits	11,872,000	23,000,000	29,745,000
Interest on borrowed funds	7,044,000	10,669,000	10,140,000
Total interest expense	18,916,000	33,669,000	39,885,000
Net interest income	43,653,000	37,703,000	31,836,000
Provision for loan losses	12,160,000	4,700,000	1,432,000
Net interest income after provision for loan losses	31,493,000	33,003,000	30,404,000
Non-interest income
Fiduciary and investment management income	1,331,000	1,475,000	1,737,000
Service charges on deposit accounts	2,516,000	2,837,000	2,740,000
Net securities gains	-	-	2,000
Mortgage origination and servicing income	2,341,000	145,000	589,000
Other operating income	6,566,000	5,189,000	5,077,000
Total non-interest income	12,754,000	9,646,000	10,145,000
Non-interest expense
Salaries and employee benefits	10,935,000	11,333,000	11,037,000
Occupancy expense	1,580,000	1,518,000	1,438,000
Furniture and equipment expense	2,273,000	2,005,000	1,944,000
FDIC insurance premiums	1,666,000	402,000	97,000
Net securities losses	150,000	89,000	-
Other than temporary impairment charge	916,000	-	-
Amortization of core deposit intangible	283,000	283,000	283,000
Other operating expenses	8,855,000	7,364,000	7,384,000
Total non-interest expense	26,658,000	22,994,000	22,183,000
Income before income taxes	17,589,000	19,655,000	18,366,000
Income tax expense	4,547,000	5,621,000	5,265,000
Net income	$13,042,000	$14,034,000	$13,101,000
Less dividends and amortization of premium on preferred stock	1,161,000	-	-
Net income available to common shareholders	$11,881000	$14,034,000	$13,101,000
Earnings per common share
Basic earnings per share	$1.22	$1.45	$1.34
Diluted earnings per share	1.22	1.44	1.34
Cash dividends declared per share	0.780	0.765	0.690
Weighted average number of shares outstanding	9,721,172	9,701,379	9,787,287
Incremental shares	12,072	18,952	25,731
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2009 Form 10-k

Consolidated Statements of Changes in Shareholders’ Equity
The First Bancorp, Inc. and Subsidiary

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2006	$-	9,770,792	$45,685,000	$61,298,000	$344,000	$107,327,000
Net income	-	-	-	13,101,000	-	13,101,000
Net unrealized loss on securities available for sale, net of tax benefit of $100,000	-	-	-	-	(260,000)	(260,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $42,000	-	-	-	-	78,000	78,000
Comprehensive income	-	-	-	13,101,000	(182,000)	12,919,000
Cash dividends declared	-	-	-	(6,752,000)	-	(6,752,000)
Equity compensation expense	-	-	59,000	-	-	59,000
Payment to repurchase common stock	-	(109,860)	(1,687,000)	-	-	(1,687,000)
Proceeds from sale of common stock	-	71,561	802,000	-	-	802,000
Change in accounting for split dollar life insurance arrangements	-	-	-	(215,000)	-	(215,000)
Balance at December 31, 2007	$-	9,732,493	$44,859,000	$67,432,000	$162,000	$112,453,000
Net income	-	-	-	14,034,000	-	14,034,000
Net unrealized loss on securities available for sale, net of tax benefit of $675,000	-	-	-	-	(1,255,000)	(1,255,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $1,000	-	-	-	-	3,000	3,000
Comprehensive income	-	-	-	14,034,000	(1,252,000)	12,782,000
Cash dividends declared	-	-	-	(7,416,000)	-	(7,416,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Payment to repurchase common stock	-	(88,764)	(1,414,000)	-	-	(1,414,000)
Proceeds from sale of common stock	-	52,668	732,000	-	-	732,000
Tax benefit of disqualifying disposition of stock option shares	-	-	-	7,000	-	7,000
Balance at December 31, 2008	$-	9,696,397	$44,214,000	$74,057,000	$(1,090,000)	$117,181,000
Net income	-	-	-	13,042,000	-	13,042,000
Net unrealized gain on securities available for sale, net of taxes of $374,000	-	-	-	-	694,000	694,000
Unrecognized actuarial gain for post-retirement benefits, net of tax benefit of $32,000	-	-	-	-	60,000	60,000
Comprehensive income	-	-	-	13,042,000	754,000	13,796,000
Cash dividends declared	-	-	-	(8,649,000)	-	(8,649,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Proceeds from sale of preferred stock	25,000,000	-	-	-	-	25,000,000
Premium on preferred stock issuance	(493,000)	-	493,000	-	-	-
Amortization of premium on preferred stock	99,000	-	(99,000)	-	-	-
Payment to repurchase common stock	-	(15,925)	(263,000)	-	-	(263,000)
Proceeds from sale of common stock	-	63,698	836,000	-	-	836,000
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2009 Form 10-k

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2009	2008	2007
Cash flows from operating activities
Net income	$13,042,000	$14,034,000	$13,101,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,483,000	1,232,000	1,224,000
Change in deferred income taxes	(1,210,000)	(1,039,000)	(464,000)
Provision for loan losses	12,160,000	4,700,000	1,432,000
Loans originated for resale	(117,282,000)	(19,199,000)	(24,081,000)
Proceeds from sales of loans	115,704,000	19,718,000	22,724,000
Net (gain) loss on sale or call of securities	150,000	89,000	(2,000)
Write-down of securities available for sale	916,000	-	-
Net accretion of discounts on investments	(2,774,000)	(5,475,000)	(2,996,000)
Net loss on sale of other real estate owned	223,000	-	20,000
Provision for losses on other real estate owned	481,000	-	56,000
Equity compensation expense	37,000	37,000	59,000
Net change in other assets and accrued interest receivable	(4,013,000)	(1,627,000)	(926,000)
Net change in other liabilities	(728,000)	(1,933,000)	486,000
Net (gain) loss on sale of premises and equipment	11,000	17,000	(34,000)
Amortization of investments in limited partnerships	275,000	84,000	-
Net acquisition amortization	260,000	239,000	228,000
Net cash provided by operating activities	18,735,000	10,877,000	10,827,000
Cash flows from investing activities
Proceeds from sales of securities available for sale	4,051,000	14,192,000	179,000
Proceeds from maturities, payments, calls of securities available for sale	10,255,000	3,551,000	8,883,000
Proceeds from maturities, payments, calls of securities held to maturity	183,973,000	106,450,000	90,261,000
Proceeds from sales of other real estate owned	820,000	-	978,000
Purchases of securities available for sale	(81,853,000)	(5,373,000)	-
Investments in limited partnerships	(1,371,000)	(1,700,000)	-
Purchases of securities to be held to maturity	(138,186,000)	(154,618,000)	(133,008,000)
Purchases of FRB and FHLB stock	(750,000)	(1,463,000)	(4,983,000)
Net (increase) decrease in loans	15,017,000	(63,410,000)	(83,804,000)
Capital expenditures	(3,798,000)	(796,000)	(2,108,000)
Proceeds from sale of premises and equipment	1,000	-	282,000
Net cash used in investing activities	(11,841,000)	(103,167,000)	(123,320,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	(22,217,000)	15,826,000	(24,102,000)
Net increase in certificates of deposit	19,164,000	128,651,000	231,000
Advances on long-term borrowings	10,000,000	50,000,000	100,000,000
Repayments on long-term borrowings	(27,000,000)	-	(62,000,000)
Net increase (decrease) in short-term borrowings	(5,289,000)	(94,622,000)	98,880,000
Proceeds from issuance of preferred stock	25,000,000	-	-
Payments to repurchase common stock	(263,000)	(1,414,000)	(1,687,000)
Proceeds from sale of common stock	836,000	732,000	802,000
Dividends paid	(8,649,000)	(7,281,000)	(6,565,000)
Net cash provided (used) by financing activities	(8,418,000)	91,892,000	105,559,000
Net decrease in cash and cash equivalents	(1,524,000)	(398,000)	(6,934,000)
Cash and cash equivalents at beginning of year	16,856,000	17,254,000	24,188,000
Cash and cash equivalents at end of year	$15,332,000	$16,856,000	$17,254,000
Interest paid	$19,160,000	$34,558,000	$39,265,000
Income taxes paid	5,859,000	7,111,000	5,919,000
Non-cash transactions:
Transfer from loans to other real estate owned	4,441,000	1,601,000	737,000
Net (increase) decrease in unrealized gain on securities available for sale	(1,068,000)	1,930,000	360,000
Net decrease in net unrealized loss on postretirement benefit costs	60,000	3,000	78,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2009 Form 10-k

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

Subsequent Events
Events occurring subsequent to December 31, 2009, have been evaluated as to their potential impact to the financial statements.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established Accounting Standards Codification (the “Codification” or “ASC”) to become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into FASB ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Company’s consolidated financial statements.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank’s funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders’ equity, net of related income taxes. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of

The First Bancorp 2009 Form 10-k

the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date.

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2009, 2008 and 2007 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2009, the Company determined goodwill and other intangible assets were not impaired.

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

The First Bancorp 2009 Form 10-k

Premises and Equipment
Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by straight-line and accelerated methods over the asset’s estimated useful life.

Other Real Estate Owned (OREO)
Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at fair market value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a specific property basis.

Earnings Per Share
Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the stock options and warrants outstanding, determined by the treasury stock method.

Post-Retirement Benefits
The cost of providing post-retirement benefits is accrued during the active service period of the employee or director.

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, and unrealized gains and loss related to post-retirement benefit costs, net of tax, is disclosed in the consolidated statements of changes in shareholders’ equity.

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

The First Bancorp 2009 Form 10-k

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
The Company applies the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”, to stock-based employee compensation for fiscal years beginning on or after January 1, 2006. As a result, $37,000, $37,000 and $59,000 in compensation cost was included in the Company’s financial statements for 2009, 2008 and 2007, respectively. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of 1.0 years is $37,000 for 21,000 options granted in 2005.
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
The following table summarizes the status of the Company’s non-vested options as of December 31, 2009.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	21,000	$4.41
Granted in 2009	-	-
Vested in 2009	-	-
Forfeited in 2009	-	-
Non-vested at December 31, 2009	21,000	$4.41

During 2009, 21,000 options were exercised, with total proceeds paid to the Company of $134,000. The excess of the fair value of the stock issued upon exercise over the exercise price was $200,000. A summary of the status of the Company’s Stock Option Plan as of December 31, 2009, and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	76,500	$13.27
Granted in 2009	-	-
Vested in 2009	-	-
Exercised in 2009	(21,000)	6.36
Forfeited in 2009	-	-
Outstanding at December 31, 2009	55,500	$15.89	4.6	$82,000
Exercisable at December 31, 2009	34,500	$14.61	4.1	$82,000

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2009 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $576,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp 2009 Form 10-k

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2009	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$31,022,000	$90,000	$(153,000)	$30,959,000
Mortgage-backed securities	31,254,000	133,000	(239,000)	31,148,000
State and political subdivisions	18,219,000	414,000	(119,000)	18,514,000
Corporate securities	1,120,000	-	(302,000)	818,000
Other equity securities	414,000	6,000	(21,000)	399,000
	$82,029,000	$643,000	$(834,000)	$81,838,000
Securities to be held to maturity
U.S. Treasury and agency	$39,099,000	$142,000	$(554,000)	$38,687,000
Mortgage-backed securities	90,193,000	1,839,000	(363,000)	91,669,000
State and political subdivisions	61,095,000	1,603,000	(366,000)	62,332,000
Corporate securities	150,000	-	-	150,000
	$190,537,000	$3,584,000	$(1,283,000)	$192,838,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2008	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$900,000	$22,000	$-	$922,000
State and political subdivisions	8,571,000	339,000	-	8,910,000
Corporate securities	4,566,000	-	(1,589,000)	2,977,000
Other equity securities	295,000	2,000	(34,000)	263,000
	$14,332,000	$363,000	$(1,623,000)	$13,072,000
Securities to be held to maturity
U.S. Treasury and agency	$110,513,000	$74,000	$(5,871,000)	$104,716,000
Mortgage-backed securities	60,774,000	640,000	(297,000)	61,117,000
State and political subdivisions	62,330,000	952,000	(684,000)	62,598,000
Corporate securities	1,150,000	-	(121,000)	1,029,000
	$234,767,000	$1,666,000	$(6,973,000)	$229,460,000

The following table summarizes the contractual maturities of investment securities at December 31, 2009:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$330,000	$335,000
Due in 1 to 5 years	18,144,000	18,381,000	7,934,000	8,245,000
Due in 5 to 10 years	3,671,000	3,783,000	15,020,000	15,591,000
Due after 10 years	59,800,000	59,275,000	167,253,000	168,667,000
Equity securities	414,000	399,000	-	-
	$82,029,000	$81,838,000	$190,537,000	$192,838,000

At December 31, 2009, securities with a fair value of $154,034,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $153,560,000, as of December 31, 2008 pledged for the same purpose.

The First Bancorp 2009 Form 10-k

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2009, 2008 and 2007:

	2009	2008	2007
Proceeds from sales	$4,051,000	$14,192,000	$179,000
Gross gains	20,000	123,000	2,000
Gross losses	(170,000)	(212,000)	-
Net gain (loss)	$(150,000)	$(89,000)	$2,000
Related income taxes	$(52,000)	$(31,000)	$1,000

Management reviews securities with unrealized losses for other than temporary impairment. During the first quarter 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company corporate security in the investment portfolio. As of December 31, 2009, there were 45 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which eight had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of December 31, 2009 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$19,999,000	$(707,000)	$-	$-	$19,999,000	$(707,000)
Mortgage-backed securities	47,509,000	(602,000)	-	-	47,509,000	(602,000)
State and political subdivisions	9,396,000	(147,000)	1,350,000	(338,000)	10,746,000	(485,000)
Corporate securities	-	-	818,000	(302,000)	818,000	(302,000)
Other equity securities	-	-	44,000	(21,000)	44,000	(21,000)
	$76,904,000	$(1,456,000)	$2,212,000	$(661,000)	$79,116,000	$(2,117,000)

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

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of

The First Bancorp 2009 Form 10-k

FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2009 and 2008, the Company’s investment in FHLB stock totaled $14.0 million.
FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The Company had no dividend income on its FHLB stock in 2009.
The FHLB recorded a net loss of $186.8 million for the year ending December 31, 2009. Losses due to the other-than-temporary impairment of investments in private-label mortgage-backed securities resulted in a credit loss of $444.1 million for the year. The associated non-credit loss on these securities in 2009 was $885.4 million, which is recorded in capital rather than through earnings, and contributed largely to an accumulated other comprehensive loss of $1.0 billion at December 31, 2009. Retained earnings increased to $142.6 million at December 31, 2009, up from an accumulated deficit of $19.7 million at December 31, 2008. This increase was mainly due to the effect of adopting FSP FAS 115-2 and FAS 124-2 on January 1, 2009, which reclassified $349.1 million from accumulated deficit to accumulated other comprehensive loss. The FHLB remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified “adequately capitalized” by its regulator, the Federal Housing Finance Agency, as of September 30, 2009.
Notwithstanding continued significant credit losses in its investment portfolio, the FHLB reported modest profitability for the fourth quarter. Net income for the fourth quarter of 2009 was $6.3 million. The FHLB’s net interest income continues to be strong, and totaled $311.7 million for the year ending December 31, 2009, and $88.0 million for the fourth quarter of 2009. The FHLB expects to see volatility in its earnings in the next several quarters as it works through continued challenges. In particular, high and prolonged unemployment rates, high delinquency and foreclosure rates, and declining housing prices may result in additional credit losses from the FHLB’s private-label mortgage-backed securities investments. The FHLB will continue to monitor this situation closely in 2010.
The FHLB remains focused on returning the FHLB to stable profitability and enhancing the FHLB’s capital base by building retained earnings. The FHLB’s board of directors is unlikely to declare any dividends until a consistent pattern of positive net income is demonstrated, allowing growth in retained earnings, which will likely preclude a declaration of dividends for at least the first two quarters of 2010. The opportunity to pay a dividend after that, and the amount of any such dividend, will be a function of the success that the FHLB has in stabilizing earnings and building retained earnings, which will be driven in large part by the performance of its private-label mortgage-backed securities portfolio. The FHLB’s current retained earnings target is estimated at $925 million, a target adopted in connection with the FHLB’s Revised Operating Plan to preserve capital in light of the various challenges to the FHLB. The FHLB’s retained earnings target could be superseded by mandates from its primary regulator, the Federal Housing Finance Agency, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, Management and the board of directors of the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings requirement. Either of these could result in the FHLB further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp 2009 Form 10-k

Note 4. Loan Servicing

At December 31, 2009 and 2008, the Bank serviced loans for others totaling $223,837,000 and $168,242,000, respectively. Net gains from the sale of loans totaled $962,000 in 2009, $249,000 in 2008, and $333,000 in 2007. In 2009, mortgage servicing rights of $1,133,000 were capitalized and amortization for the year totaled $539,000. After deducting for an impairment reserve of $73,000 at December 31, 2009, mortgage servicing rights had a fair value of $1,199,000, which is included in other assets. In 2008, mortgage servicing rights of $201,000 were capitalized or acquired, and amortization for the year totaled $366,000. After deducting for an impairment reserve of $368,000 at December 31, 2008, mortgage servicing rights had a fair value of $311,000, which is included in other assets.
FASB ASC Topic 860, “Transfers and Servicing”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2009, the prepayment assumption using the PSA model was 256, which translates into an anticipated prepayment rate of 15.33%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 4.22%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2009	2008
Mortgage servicing rights	$5,086,000	$3,954,000
Accumulated amortization	(3,814,000)	(3,275,000)
Impairment reserve	(73,000)	(368,000)
	$1,199,000	$311,000

Note 5. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2009 and 2008:

As of December 31,	2009	2008
Commercial
Real estate	$240,178,000	$219,057,000
Construction	48,714,000	48,182,000
Other	114,486,000	118,109,000
Municipal	45,952,000	34,832,000
Residential
Term	367,267,000	431,520,000
Construction	17,361,000	26,235,000
Home equity line of credit	94,324,000	77,206,000
Consumer	24,210,000	24,132,000
Total loans	$952,492,000	$979,273,000

Loan balances include net deferred loan costs of $1,352,000 in 2009 and $1,369,000 in 2008. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $295,119,000 and $356,964,000 at December 31, 2009 and 2008, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $366,264,000 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2009 and 2008, non-accrual loans were $18,562,000 and $12,449,000, respectively. As of December 31, 2009, 2008 and 2007, interest income which would have been recognized on these loans, if interest had been accrued, was $1,297,000, $489,000, and $283,000, respectively. Loans more than 90 days past due accruing interest totaled $1,176,000 at December 31, 2009 and $4,980,000 at December 31, 2008. The Company continues to

The First Bancorp 2009 Form 10-k

accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Allowance for loan losses transactions for the years ended December 31, 2009, 2008 and 2007 were as follows:

For the years ended December 31,	2009	2008	2007
Balance at beginning of year	$8,800,000	$6,800,000	$6,364,000
Provision charged to operating expenses	12,160,000	4,700,000	1,432,000
	20,960,000	11,500,000	7,796,000
Loans charged off	(7,576,000)	(2,941,000)	(1,337,000)
Recoveries on loans	253,000	241,000	341,000
Net loans charged off	(7,323,000)	(2,700,000)	(996,000)
Balance at end of year	$13,637,000	$8,800,000	$6,800,000

Information regarding impaired loans is as follows:

As of December 31,	2009	2008	2007
Average investment in impaired loans	$16,263,000	$6,199,000	$2,427,000
Interest income recognized on impaired loans, all on cash basis	70,000	24,000	163,000

As of December 31,	2009	2008
Balance of impaired loans	$25,843,000	$12,449,000
Less portion for which no allowance for loan losses is allocated	(13,682,000)	(4,805,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$12,161,000	$7,644,000
Portion of allowance for loan losses allocated to the impaired loan balance	$2,196,000	$1,957,000

Loans to directors, officers and employees totaled $38,952,000 at December 31, 2009 and $37,876,000 at December 31, 2008. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2009	2008
Balance at beginning of year	$23,896,000	$20,886,000
New loans	3,820,000	12,245,000
Repayments	(2,341,000)	(9,235,000)
Balance at end of year	$25,375,000	$23,896,000

Note 6. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2009	2008
Land	$3,556,000	$3,556,000
Land improvements	648,000	636,000
Buildings	13,821,000	13,788,000
Equipment	9,532,000	6,348,000
	27,557,000	24,328,000
Less accumulated depreciation	9,226,000	8,300,000
	$18,331,000	$16,028,000

The First Bancorp 2009 Form 10-k

Note 7. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2009	2008
Real estate acquired in settlement of loans	$5,345,000	$2,428,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2009	2008	2007
Balance at beginning of year	$325,000	$325,000	$269,000
Losses charged to allowance	(223,000)	-	-
Provision charged to operating expenses	481,000	-	56,000
Balance at end of year	$583,000	$325,000	$325,000

Note 8. Goodwill

On January 14, 2005, the Company acquired FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net tangible assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”.

Note 9. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2009	2008	2007
Federal income tax
Current	$5,520,000	$6,415,000	$5,500,000
Deferred	(1,210,000)	(1,039,000)	(464,000)
	4,310,000	5,376,000	5,036,000
State franchise tax	237,000	245,000	229,000
	$4,547,000	$5,621,000	$5,265,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2009	2008	2007
Expected tax expense	$6,156,000	$6,879,000	$6,428,000
Non-taxable income	(1,555,000)	(1,364,000)	(1,244,000)
State franchise tax, net of federal tax benefit	154,000	159,000	149,000
Tax credits, net of amortization	(345,000)	(100,000)	-
Other	137,000	47,000	(68,000)
	$4,547,000	$5,621,000	$5,265,000

The First Bancorp 2009 Form 10-k

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2009 and 2008 are as follows:

	2009	2008
Allowance for loan losses	$4,773,000	$3,080,000
Other real estate owned	204,000	114,000
Assets related to FNB acquisition	1,000	9,000
Accrued pension and post-retirement	1,183,000	1,139,000
Unrealized loss on securities available for sale	67,000	441,000
Other than temporary impairment of securities available for sale	321,000	-
Other assets	169,000	75,000
Total deferred tax asset	6,718,000	4,858,000
Net deferred loan costs	(672,000)	(578,000)
Depreciation	(2,106,000)	(1,422,000)
Mortgage servicing rights	(420,000)	(109,000)
Core deposit intangible	(500,000)	(600,000)
Liabilities related to FNB acquisition	(10,000)	(32,000)
Other liabilities	(114,000)	(35,000)
Total deferred tax liability	(3,822,000)	(2,776,000)
Net deferred tax asset	$2,896,000	$2,082,000

At December 31, 2009, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $530,000 and $154,000 for the years ended December 31, 2009 and 2008, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $275,000 and $84,000 for the years ended December 31, 2009 and 2008, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $2,712,000 and $1,616,000 at December 31, 2009 and 2008, respectively, and is recorded in other assets. The Company's total exposure to these limited partnerships was $5,712,000 and $5,516,000, at December 31, 2009 and 2008, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008.

Note 10. Certificates of Deposit

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2010	$145,068,000	$307,061,000	$452,129,000
2011	15,885,000	7,566,000	23,451,000
2012	14,429,000	3,119,000	17,548,000
2013	11,850,000	3,530,000	15,380,000
2014	25,661,000	21,928,000	47,589,000
	$212,893,000	$343,204,000	$556,097,000

Interest on certificates of deposit of $100,000 or more was $3,901,000, $6,905,000, and $11,885,000 in 2009, 2008 and 2007, respectively.

The First Bancorp 2009 Form 10-k

Note 11. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2009, the Bank’s total FHLB borrowing capacity was $253,439,000, of which $54,037,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2009, had fixed rates of interest until their respective maturity dates. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $10.0 million in credit lines with correspondent banks and a credit facility of $142,600,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.
Borrowed funds at December 31, 2009 and 2008 have the following range of interest rates and maturity dates:

As of December 31, 2009
Federal Home Loan Bank Advances
2010	0.20% - 5.41%	$99,225,000
2012	4.39%	10,000,000
2013	3.49%	10,000,000
2014	2.73% - 3.89%	20,000,000
2015 and thereafter	0.00% - 2.69%	60,177,000
		199,402,000
Treasury Tax & Loan Notes (rate at December 31, 2009 was 0.00%)	variable	638,000
Repurchase agreements
Municipal and commercial customers	0.90% - 4.00%	49,738,000
		$249,778,000

As of December 31, 2008
Federal Home Loan Bank Advances
2009	0.36% - 5.00%	$80,227,000
2010	4.43% - 5.41%	50,000,000
2012	4.39%	10,000,000
2013	3.49%	10,000,000
2014 and thereafter	0.00% - 3.89%	70,184,000
		220,411,000
Treasury Tax & Loan Notes (rate at December 31, 2008 was 0.00%)	variable	2,864,000
Repurchase agreements
Municipal and commercial customers	1.49% - 4.75%	48,799,000
		$272,074,000

The First Bancorp 2009 Form 10-k

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if over age 50, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2009, 2008, and 2007. The expense related to the 401(k) plan was $365,000, $356,000, and $338,000 in 2009, 2008, and 2007, respectively.

Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental plans was $214,000 in 2009, $164,000 in 2008, and $153,000 in 2007. As of December 31, 2009 and 2008, the accrued liability of these plans was $1,418,000 and $1,265,000, respectively.

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
The Company utilizes FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”, to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The Bank sponsors postretirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors.
The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2009	2008	2007
Change in benefit obligations
Benefit obligation at beginning of year:	$1,990,000	$1,949,000	$2,005,000
Service cost	21,000	19,000	20,000
Interest cost	134,000	134,000	136,000
Benefits paid	(143,000)	(155,000)	(144,000)
Actuarial (gain) loss	(40,000)	43,000	(68,000)
Benefit obligation at end of year:	$1,962,000	$1,990,000	$1,949,000
Funded status
Benefit obligation at end of year	$(1,962,000)	$(1,990,000)	$(1,949,000)
Accrued benefit cost	$(1,962,000)	$(1,990,000)	$(1,949,000)

The First Bancorp 2009 Form 10-k

For the years ended December 31,	2009	2008	2007
Components of net periodic benefit cost
Service cost	$21,000	$19,000	$20,000
Interest cost	134,000	134,000	136,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	(1,000)	(3,000)	(3,000)
Amortization of accumulated losses	24,000	21,000	26,000
Net periodic benefit cost	$207,000	$200,000	$208,000
Weighted average assumptions as of December 31
Discount rate	7.0%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2010 is $148,000. For years ending 2011 through 2014 the estimated amount of benefits to be paid is $159,000, $168,000, $156,000 and $164,000 respectively, and the total estimated amount of benefits to be paid for years ended 2015 through 2019 is $887,000. Plan expense for 2010 is estimated to be $188,000.
In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

At December 31,	2009	2008	Portion to Be Recognized in Income in 2010
Unamortized prior service credit	$-	$1,000	$-
Unamortized net actuarial loss	(233,000)	(297,000)	-
Unrecognized transition obligation	(92,000)	(121,000)	29,000
	(325,000)	(417,000)	29,000
Deferred tax benefit at 35%	114,000	146,000	(10,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income	$(211,000)	$(271,000)	$19,000

Note 13. Preferred Stock

On January 9, 2009, the Company received $25 million from preferred stock issuance under the U.S. Treasury Capital Purchase Program (the “CPP Shares”) at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants (the “Warrants”) to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.
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
In conjunction with the sale of the CPP Shares, the Company also issued the Warrants which have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis.

Note 14. Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009 and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In 2009, the Company repurchased 11,412 shares from employee benefit plans at an average price of $14.73 per share and for total proceeds of $168,000.
The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2009, 484,851 shares had been issued pursuant to these plans, leaving 215,149 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 21,469 shares in 2009, 17,425 shares in 2008, and 17,828 shares in 2007.
In 2001, the Company established a dividend reinvestment plan to allow Shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2009, 155,617 shares have been issued, leaving 444,383 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 21,229 shares in 2009, 22,243 shares in 2008, and 20,233 shares in 2007.

The First Bancorp 2009 Form 10-k

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2009, 2008 or 2007.
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2009 and 2008, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2009	2008
Unused lines, collateralized by residential real estate	$58,751,000	$55,370,000
Other unused commitments	76,125,000	75,236,000
Standby letters of credit	3,449,000	2,687,000
Commitments to extend credit	4,512,000	12,496,000
Total	$142,837,000	$145,789,000

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

The First Bancorp 2009 Form 10-k

Note 16. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2009
Net income as reported	$13,042,000
Less dividends and amortization of premium on preferred stock	1,161,000
Basic EPS: Income available to common shareholders	11,881,000	9,721,172	$1.22
Effect of dilutive securities: incentive stock options		12,072
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,881,000	9,733,244	$1.22
For the year ended December 31, 2008
Net income as reported	$14,034,000
Basic EPS: Income available to common shareholders	14,034,000	9,701,379	$1.45
Effect of dilutive securities: incentive stock options		18,952
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,034,000	9,720,331	$1.44
For the year ended December 31, 2007
Net income as reported	$13,101,000
Basic EPS: Income available to common shareholders	$13,101,000	9,787,287	$1.34
Effect of dilutive securities: incentive stock options		25,731
Diluted EPS: Income available to common shareholders plus assumed conversions	$13,101,000	9,813,018	$1.34

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

Note 17. Fair Value Disclosures

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

The First Bancorp 2009 Form 10-k

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$30,959,000	$-	$30,959,000
Mortgage-backed securities	-	31,148,000	-	31,148,000
State and political subdivisions	-	18,514,000	-	18,514,000
Corporate securities	-	818,000	-	818,000
Other equity securities	-	399,000	-	399,000
Total assets	$-	$81,838,000	$-	$81,838,000

	At December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$-	$922,000	$-	$922,000
State and political subdivisions	-	8,910,000	-	8,910,000
Corporate securities	-	2,977,000	-	2,977,000
Other equity securities	-	263,000	-	263,000
Total assets	$-	$13,072,000	$-	$13,072,000

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
Other Real Estate Owned. Real estate acquired through foreclosure is recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.
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

The First Bancorp 2009 Form 10-k

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2009, that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $583,000. Impaired loans are presented net of their related specific allowance for loan losses of $2,196,000.

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,199,000	$-	$1,199,000
Loans held for sale	-	2,876,000	-	2,876,000
Other real estate owned	-	5,345,000	-	5,345,000
Impaired loans	-	9,965,000	-	9,965,000
Total Assets	$-	$19,385,000	$-	$19,385,000

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2008, that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $325,000. Impaired loans are presented net of their related specific allowance for loan losses of $1,957,000.

	At December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$311,000	$-	$311,000
Loans held for sale	-	1,298,000	-	1,298,000
Other real estate owned	-	2,428,000	-	2,428,000
Impaired loans	-	10,492,000	-	10,492,000
Total Assets	$-	$14,529,000	$-	$14,529,000

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The First Bancorp 2009 Form 10-k

The estimated fair values for financial instruments as of December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$15,332,000	$15,332,000	$16,856,000	$16,856,000
Securities available for sale	81,838,000	81,838,000	13,072,000	13,072,000
Securities to be held to maturity	190,537,000	192,838,000	234,767,000	229,460,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	14,693,000	14,693,000
Loans held for sale	2,876,000	2,876,000	1,298,000	1,298,000
Loans (net of allowance for loan losses)	938,555,000	938,095,000	970,473,000	994,560,000
Cash surrender value of life insurance	9,492,000	9,492,000	9,148,000	9,148,000
Accrued interest receivable	4,889,000	4,889,000	5,783,000	5,783,000
Financial liabilities
Deposits	$922,667,000	$877,883,000	$925,736,000	$904,926,000
Borrowed funds	249,778,000	255,292,000	272,074,000	290,336,000
Accrued interest payable	1,078,000	1,078,000	1,322,000	1,322,000

The fair value methods and assumptions for the Company’s financial instruments are set forth below.

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

Federal Home Loan Bank and Federal Reserve Bank Stock
The carrying value approximates fair value.

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

The First Bancorp 2009 Form 10-k

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

Note 18. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2009	2008	2007
Other operating income
Merchant credit card processing income	$2,289,000	$2,433,000	$2,528,000
ATM income	1,184,000	1,156,000	971,000
Gain on sale of merchant credit card processing portfolio	1,402,000	-	-
Other operating expense
Merchant credit card processing fees	$2,214,000	$2,358,000	$2,427,000

The First Bancorp 2009 Form 10-k

Note 19. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its Shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2010 will be 2010 earnings plus retained earnings of $11,786,000 from 2009 and 2008.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.
The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2009
Tier 2 capital to	$129,338,000	$69,553,000	$86,941,000
risk-weighted assets	14.88%	8.00%	10.00%
Tier 1 capital to	$118,437,000	$34,776,000	$52,165,000
risk-weighted assets	13.62%	4.00%	6.00%
Tier 1 capital to	$118,437,000	$51,559,000	$64,449,000
average assets	9.19%	4.00%	5.00%
As of December 31, 2008
Tier 2 capital to	$97,454,000	$70,243,000	$87,804,000
risk-weighted assets	11.10%	8.00%	10.00%
Tier 1 capital to	$88,554,000	$35,122,000	$52,682,000
risk-weighted assets	10.09%	4.00%	6.00%
Tier 1 capital to	$88,554,000	$51,311,000	$64,139,000
average assets	6.90%	4.00%	5.00%

The First Bancorp 2009 Form 10-k

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2009
Tier 2 capital to	$130,031,000	$69,557,000	n/a
risk-weighted assets	14.96%	8.00%	n/a
Tier 1 capital to	$119,130,000	$34,778,000	n/a
risk-weighted assets	13.70%	4.00%	n/a
Tier 1 capital to	$119,130,000	$50,461,000	n/a
average assets	9.44%	4.00%	n/a
As of December 31, 2008
Tier 2 capital to	$97,649,000	$70,218,000	n/a
risk-weighted assets	11.13%	8.00%	n/a
Tier 1 capital to	$88,749,000	$35,109,000	n/a
risk-weighted assets	10.11%	4.00%	n/a
Tier 1 capital to	$88,749,000	$50,204,000	n/a
average assets	7.07%	4.00%	n/a

Note 20. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of Management, will have no material effect on the Company’s consolidated financial statements.

Note 21. Reclassifications

Certain items from prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

The First Bancorp 2009 Form 10-k

Note 22. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2009	2008
Assets
Cash and cash equivalents	$313,000	$213,000
Dividends receivable	1,900,000	1,800,000
Investments	260,000	123,000
Investment in subsidiary	119,786,000	89,323,000
Goodwill	27,559,000	27,559,000
Other assets	20,000	64,000
Total assets	$149,838,000	$119,082,000
Liabilities and shareholders’ equity
Dividends payable	$1,900,000	$1,891,000
Other liabilities	-	10,000
Total liabilities	1,900,000	1,901,000
Shareholders’ equity
Preferred stock	24,606,000	-
Common stock	97,000	97,000
Additional paid-in capital	45,121,000	44,117,000
Retained earnings	78,335,000	73,259,000
Accumulated other comprehensive loss
Net unrealized loss on available for sale securities, net of tax benefit of $3,000 in 2009 and $11,000 in 2008	(10,000)	(21,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $114,000 in 2009 and $146,000 in 2008	(211,000)	(271,000)
Total accumulated other comprehensive loss	(221,000)	(292,000)
Total shareholders’ equity	147,938,000	117,181,000
Total liabilities and shareholders’ equity	$149,838,000	$119,082,000

Statements of Income

For the years ended December 31,	2009	2008	2007
Investment income	$10,000	$11,000	$28,000
Other income	-	-	26,000
Other expense	152,000	136,000	179,000
Loss before Bank earnings	(142,000)	(125,000)	(125,000)
Equity in earnings of Bank
Remitted	8,404,000	7,281,000	7,825,000
Unremitted	4,780,000	6,878,000	5,401,000
Net income	$13,042,000	$14,034,000	$13,101,000

The First Bancorp 2009 Form 10-k

Statements of Cash Flows

For the years ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$13,042,000	$14,034,000	$13,101,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	2,000	1,000
Net realized loss on sale of securities	-	24,000	-
Equity compensation expense	37,000	37,000	59,000
(Increase) decrease in other assets	38,000	(38,000)	(134,000)
Increase (decrease) in other liabilities	(41,000)	278,000	(73,000)
Gain on sale of real estate	-	-	(27,000)
Unremitted earnings of Bank	(4,780,000)	(6,878,000)	(5,401,000)
Net cash provided by operating activities	8,296,000	7,459,000	7,526,000
Cash flows from investing activities:
Proceeds from maturities and calls of investments	-	-	251,000
Purchases of investments	(120,000)	-	-
Preferred stock investment in subsidiary	(25,000,000)	-	-
Capital expenditures	-	-	(350,000)
Net cash used in investing activities	(25,120,000)	-	(99,000)
Cash flows from financing activities:
Proceeds from sale of real estate	-	348,000	250,000
Proceeds from issuance of preferred stock	25,000,000	-	-
Payments to purchase common stock	(263,000)	(1,414,000)	(1,687,000)
Proceeds from sale of common stock	836,000	732,000	802,000
Dividends paid	(8,649,000)	(7,281,000)	(6,565,000)
Net cash provided (used) in financing activities	16,924,000	(7,615,000)	(7,200,000)
Net increase (decrease) in cash and cash equivalents	100,000	(156,000)	227,000
Cash and cash equivalents at beginning of year	213,000	369,000	142,000
Cash and cash equivalents at end of year	$313,000	$213,000	$369,000

The First Bancorp 2009 Form 10-k

Note 23. New Accounting Pronouncements

In April 2009, the FASB issued a change to ASC Topic 820, “Fair Value Measurements and Disclosures”, related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The update provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The update should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. This change was effective for interim and annual reporting periods ending after June 15, 2009. This guidance does not require any new fair value measurements. Management has adopted this guidance and there was no material impact on the financial statements of the Company.
In April 2009, the FASB issued a change to ASC Topic 820, “Fair Value Measurements and Disclosures”, intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. Under the guidance, for many securities with other-than-temporary impairment, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income or loss. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period of adoption. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Management has adopted this guidance and there was no material impact on the Company’s financial statements.
In May 2009, the FASB issued a change to ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued a change to ASC Topic 860, “Transfers and Servicing”, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of a previous FASB statement that are not consistent with the original intent and key requirements of that statement and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This ASC must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles.” Under the ASC, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. On the effective date of this ASC, the Codification superseded all then-existing accounting and reporting standards, other than those issued by the Securities and Exchange Commission (SEC). All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This ASC is effective for financial statements issued for annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this ASC and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now part of ASC Topic 985. Management adopted ASC Topic 105 in 2009 and there was no material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates ASC Topic 820. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1.	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.
2.
Another valuation technique that is consistent with the principles of ASC Topic 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for the first reporting period beginning after August 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other

The First Bancorp 2009 Form 10-k

observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the financial statements.

Note 24. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2008Q1	2008Q2	2008Q3	2008Q4	2009Q1	2009Q2	2009Q3	2009Q4
Balance Sheets
Cash	$15,837	$19,997	$21,667	$16,856	$15,815	$18,575	$23,921	$15,332
Investments	218,185	231,685	246,364	247,839	309,106	283,599	250,359	272,375
FHLB & FRB stock, at cost	14,693	14,693	14,693	14,693	14,693	14,693	14,693	15,443
Net loans	928,887	946,267	953,797	971,771	982,158	973,746	963,817	941,730
Other assets	70,606	72,731	74,636	74,585	76,728	79,373	79,052	86,514
Total assets	$1,248,208	$1,285,373	$1,311,157	$1,325,744	$1,398,500	$1,369,986	$1,331,842	$1,331,394
Deposits	$826,477	$842,120	$918,856	$925,736	$987,440	$913,949	$960,072	$922,667
Borrowed funds	295,253	317,055	264,617	272,074	254,124	297,361	213,061	249,778
Other liabilities	12,867	11,440	11,812	10,753	12,336	12,478	11,095	11,011
Shareholders’ equity	113,611	114,758	115,872	117,181	144,600	146,198	147,614	147,938
Total liabilities & equity	$1,248,208	$1,285,373	$1,311,157	$1,325,744	$1,398,500	$1,369,986	$1,331,842	$1,331,394
Income Statements
Interest income	$18,330	$17,514	$17,891	$17,637	$16,618	$16,251	$15,224	$14,476
Interest expense	9,513	8,572	8,268	7,316	5,545	4,814	4,409	4,148
Net interest income	8,817	8,942	9,623	10,321	11,073	11,437	10,815	10,328
Provision for loan losses	500	939	875	2,386	1,650	2,950	3,060	4,500
Net interest income after provision for loan losses	8,317	8,003	8,748	7,935	9,423	8,487	7,755	5,828
Non-interest income	2,176	2,518	2,856	2,096	2,586	2,963	2,977	4,229
Non-interest expense	5,449	5,425	6,284	5,836	6,787	6,234	6,872	6,766
Income before taxes	5,044	5,096	5,320	4,195	5,222	5,216	3,860	3,291
Income taxes	1,453	1,493	1,488	1,187	1,494	1,454	970	629
Net income	$3,591	$3,603	$3,832	$3,008	$3,728	$3,762	$2,890	$2,662
Less preferred stock premium amortization and dividends	-	-	-	-	150	337	337	337
Net income available to common shareholders	$3,591	$3,603	$3,832	$3,008	$3,578	$3,425	$2,553	$2,325
Basic earnings per share	$0.37	$0.37	$0.40	$0.31	$0.37	$0.35	$0.26	$0.24
Diluted earnings per share	$0.37	$0.37	$0.39	$0.31	$0.37	$0.35	$0.26	$0.24

The First Bancorp 2009 Form 10-k

Report of Independent Registered Public Accounting Firm
Berry, Dunn, McNeil & Parker

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We have also audited The First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.’s Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Berry, Dunn, McNeil & Parker
Portland, Maine
March 12, 2010

The First Bancorp 2009 Form 10-k

ITEM 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

 None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2009, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2009. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which follows this report.

    /s/Daniel R. Daigneault                                                                     /s/F. Stephen Ward
Daniel R. Daigneault, President and Director                               F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                            (Principal Financial Officer, Principal Accounting Officer)
March 12, 2010                                                                                  March 12, 2010

The First Bancorp 2009 Form 10-k

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2010 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2010 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2010 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2010 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2010 and is incorporated herein by reference.

The First Bancorp 2009 Form 10-k

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

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13A-14(A) of The Securities Exchange Act of 1934

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 31 U.S.C. Section 30.15

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 31 U.S.C. Section 30.15

The First Bancorp 2009 Form 10-k

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

   /s/ DANIEL R. DAIGNEAULT
Daniel R. Daigneault, President
March 12, 2010

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
March 12, 2010 March 12, 2010

/s/ STUART G. SMITH
Stuart G. Smith, Director and Chairman of the Board
March 12, 2010

/s/ KATHERINE M. BOYD /s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director Carl S. Poole, Jr., Director
March 12, 2010 March 12, 2010

/s/ ROBERT B. GREGORY /s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director Mark N. Rosborough, Director
March 12, 2010 March 12, 2010

/s/ TONY C. MCKIM /s/ DAVID B. SOULE, JR.
Tony C. McKim, Director David B. Soule, Jr. , Director
March 12, 2010 March 12, 2010

/s/ BRUCE A. TINDAL
Bruce A. Tindal, Director
March 12, 2010

The First Bancorp 2009 Form 10-k