Form 10-Q
period 2010-03-31
First Bancorp, Inc /ME/
filed 2010-05-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2010
Common Stock: 9,752,231 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the three months ended March 31,
except for per share amounts	2010	2009

Summary of Operations
Interest Income	$14,133	$16,618
Interest Expense	4,112	5,545
Net Interest Income	10,021	11,073
Provision for Loan Losses	2,400	1,650
Non-Interest Income	2,175	2,586
Non-Interest Expense	6,282	6,787
Net Income	2,684	3,728
Per Common Share Data
Basic Earnings per Share	$0.24	$0.37
Diluted Earnings per Share	0.24	0.37
Cash Dividends Declared	0.195	0.195
Book Value	12.71	12.36
Tangible Book Value2	9.87	9.51
Market Value	15.94	15.86
Financial Ratios
Return on Average Equity1	8.69%	12.63%
Return on Average Tangible Equity1,2	11.15%	16.43%
Return on Average Assets1	0.82%	1.11%
Average Equity to Average Assets	11.30%	8.79%
Average Tangible Equity to Average Assets2	9.22%	6.76%
Net Interest Margin Tax-Equivalent1,2	3.51%	3.68%
Dividend Payout Ratio	81.25%	52.70%
Allowance for Loan Losses/Total Loans	1.53%	0.99%
Non-Performing Loans to Total Loans	2.46%	1.32%
Non-Performing Assets to Total Assets	2.20%	1.23%
Efficiency Ratio2	49.06%	40.12%
At Period End
Total Assets	$1,336,544	$1,398,500
Total Loans	935,008	990,014
Total Investment Securities	296,465	309,106
Total Deposits	939,180	987,440
Total Shareholders’ Equity	148,542	144,600

1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2010 and 2009 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine
May 7, 2010

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
In thousands of dollars	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Cash and due from banks	$11,731	$15,332	$15,815
Overnight funds sold	-	-	-
Securities available for sale	131,441	81,838	11,891
Securities to be held to maturity (fair value $166,964 at March 31, 2010, $192,838 at December 31, 2009 and $291,271 at March 31, 2009)	165,024	190,537	297,215
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,443	15,443	14,693
Loans held for sale (fair value approximates cost)	4,152	2,876	1,949
Loans	935,008	952,492	990,014
Less: allowance for loan losses	14,283	13,637	9,805
Net loans	920,725	938,855	980,209
Accrued interest receivable	6,110	4,889	7,077
Premises and equipment	18,069	18,331	18,860
Other real estate owned	6,351	5,345	2,652
Goodwill	27,684	27,684	27,684
Other assets	29,814	30,264	20,455
Total Assets	$1,336,544	$1,331,394	$1,398,500
Liabilities
Demand deposits	$61,371	$66,317	$56,162
NOW deposits	111,965	114,955	103,711
Money market deposits	84,694	94,425	111,904
Savings deposits	94,833	90,873	86,130
Certificates of deposit under $100,000	228,670	212893	246,464
Certificates $100,000 to $250,000	314,010	287051	307,999
Certificates $250,000 and over	43,637	56153	75,070
Total deposits	939,180	922,667	987,440
Borrowed funds	236,913	249,778	254,124
Other liabilities	11,909	11,011	12,336
Total Liabilities	1,188,002	1,183,456	1,253,900
Shareholders’ Equity
Preferred stock	24,631	24,606	24,532
Common stock	98	97	97
Additional paid-in capital	45,209	45,121	44,799
Retained earnings	78,919	78,450	75,766
Accumulated other comprehensive loss Net unrealized loss on securities available for sale	(108)	(125)	(328)
Net unrealized loss on postretirement benefit costs	(207)	(211)	(266)
Total Shareholders’ Equity	148,542	147,938	144,600
Total Liabilities & Shareholders’ Equity	$1,336,544	$1,331,394	$1,398,500
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,751,474	9,744,170	9,711,805
Book value per share	$12.71	$12.66	$12.36
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
In thousands of dollars	2010	2009
Interest income
Interest and fees on loans	$11,150	$12,927
Interest on deposits with other banks	2	-
Interest and dividends on investments	2,981	3,691
Total interest income	14,133	16,618
Interest expense
Interest on deposits	2,480	3,645
Interest on borrowed funds	1,632	1,900
Total interest expense	4,112	5,545
Net interest income	10,021	11,073
Provision for loan losses	2,400	1,650
Net interest income after provision for loan losses	7,621	9,423
Non-interest income
Investment management and fiduciary income	411	325
Service charges on deposit accounts	709	558
Net securities gains	2	-
Mortgage origination and servicing income	278	681
Other operating income	775	1,022
Total non-interest income	2,175	2,586
Non-interest expense
Salaries and employee benefits	2,745	2,589
Occupancy expense	394	441
Furniture and equipment expense	581	569
FDIC insurance premiums	475	362
Net securities losses	-	142
Other than temporary impairment charge	-	916
Amortization of identified intangibles	71	71
Other operating expense	2,016	1,697
Total non-interest expense	6,282	6,787
Income before income taxes	3,514	5,222
Applicable income taxes	830	1,494
NET INCOME	$2,684	$3,728
Less preferred stock dividends and premium amortization	337	150
Net income available to common shareholders	$2,347	$3,578
Earnings per common share Basic earnings per share	$0.24	$0.37
Diluted earnings per share	$0.24	$0.37
Weighted average number of common shares outstanding	9,750,056	9,705,783
Incremental shares	4,888	16,536
Cash dividends declared per common share	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary
					Accumulated
		Common stock and			other	Total
In thousands of dollars,	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
except number of shares	stock	Shares	Amount	earnings	loss	equity
Balance at December 31, 2008	$-	9,696,397	$44,214	$74,057	$(1,090)	$117,181
Net income	-	-	-	3,728	-	3,728
Net unrealized gain on securities available for sale, net of taxes of $265	-	-	-	-	491	491
Unrecognized transition obligation for postretirement benefits, net of taxes of $3	-	-	-	-	5	5
Comprehensive income	-	-	-	3,728	496	4,224
Cash dividends declared	-	-	-	(2,019)	-	(2,019)
Equity compensation expense	-	-	9	-	-	9
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	25	-	(25)	-	-	-
Payment to repurchase common stock	-	(2,564)	(39)	-	-	(39)
Proceeds from sale of common stock	-	17,972	244	-	-	244
Balance at March 31, 2009	$24,532	9,711,805	$44,896	$75,766	$(594)	$144,600

Balance at December 31, 2009	$24,606	9,744,170	$45,218	$78,450	$(336)	$147,938
Net income	-	-	-	2,684	-	2,684
Net unrealized gain on securities available for sale, net of taxes of $8	-	-	-	-	17	17
Unrecognized transition obligation for postretirement benefits, net of taxes of $2	-	-	-	-	4	4
Comprehensive income	-	-	-	2,684	21	2,705
Cash dividends declared	-	-	-	(2,215)	-	(2,215)
Equity compensation expense	-	-	9	-	-	9
Amortization of premium for preferred stock issuance	25	-	(25)	-	-	-
Payment to repurchase common stock	-	-	-	-	-	-
Proceeds from sale of common stock	-	7,304	105	-	-	105
Balance at March 31, 2010	$24,631	9,751,474	$45,307	$78,919	$(315)	$148,542
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the three months ended
In thousands of dollars	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income	$2,684	$3,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	369	374
Change in deferred income taxes	192	-
Provision for loan losses	2,400	1,650
Loans originated for resale	(10,122)	(34,991)
Proceeds from sales and transfers of loans	8,846	34,340
Net (gain) loss on sale or call of securities held-to-maturity	(2)	142
Write-down of securities available for sale	-	916
Provision for losses on other real estate owned	156	-
Equity compensation expense	9	9
Net (increase) decrease in other assets and accrued interest	(1,082)	580
Net increase in other liabilities	867	1,585
Net amortization of premiums on investments	(100)	(1,033)
Amortization of investment in limited partnership	75	-
Net acquisition amortization	70	27
Net cash provided by operating activities	4,362	7,327
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	3,715	24
Proceeds from sales of securities available for sale	202	1,865
Proceeds from maturities, payments and calls of securities to be held to maturity	25,597	36,327
Proceeds from sales of other real estate owned	202	-
Purchases of securities available for sale	(53,477)	-
Purchases of securities to be held to maturity	-	(98,752)
Net (increase) decrease in loans	14,366	(11,610)
Capital expenditures	(107)	(3,209)
Net cash used in investing activities	(9,502)	(75,355)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(13,707)	(30,880)
Net increase in certificates of deposit	30,221	92,605
Repayment on long-term borrowings	-	(12,000)
Net decrease in short-term borrowings	(12,865)	(5,927)
Proceeds from issuance of preferred stock	-	25,000
Payments to repurchase common stock	-	(39)
Proceeds from sale of common stock	105	244
Dividends paid	(2,215)	(2,016)
Net cash provided by financing activities	1,539	66,987
Net decrease in cash and cash equivalents	(3,601)	(1,041)
Cash and cash equivalents at beginning of year	15,332	16,856
Cash and cash equivalents at end of period	$11,731	$15,815
Interest paid	$4,170	$5,755
Income taxes paid	$-	$59
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$(17)	$(491)
Net transfer from loans to other real estate owned	$1,364	$224
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2010 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established Accounting Standards Codification (the “Codification” or “ASC”) to become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Company’s consolidated financial statements.

Subsequent Events
Events occurring subsequent to March 31, 2010, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$58,251	$260	$(148)	$58,363
Mortgage-backed securities	49,709	214	(344)	49,579
State and political subdivisions	22,115	338	(200)	22,253
Corporate securities	1,118	-	(289)	829
Other equity securities	415	15	(13)	417
	$131,608	$827	$(994)	$131,441
Securities to be held to maturity
U.S. Treasury and agency	$29,341	$21	$(1,227)	$28,135
Mortgage-backed securities	79,470	2,172	(198)	81,444
State and political subdivisions	56,063	1,556	(384)	57,235
Corporate securities	150	-	-	150
	$165,024	$3,749	$(1,809)	$166,964

The following table summarizes the amortized cost and estimated fair value at December 31, 2009:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$31,022	$90	$(153)	$30,959
Mortgage-backed securities	31,254	133	(239)	31,148
State and political subdivisions	18,219	414	(119)	18,514
Corporate securities	1,120	-	(302)	818
Other equity securities	414	6	(21)	399
	$82,029	$643	$(834)	$81,838
Securities to be held to maturity
U.S. Treasury and agency	$39,099	$142	$(554)	$38,687
Mortgage-backed securities	90,193	1,839	(363)	91,669
State and political subdivisions	61,095	1,603	(366)	62,332
Corporate securities	150	-	-	150
	$190,537	$3,584	$(1,283)	$192,838

The following table summarizes the contractual maturities of investment securities at March 31, 2010:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$689	$707
Due in 1 to 5 years	18,501	18,761	6,813	7,114
Due in 5 to 10 years	3,108	3,189	13,520	14,067
Due after 10 years	109,584	109,074	144,002	145,076
Equity securities	415	417	-	-
	$131,608	$131,441	$165,024	$166,964
The following table summarizes the contractual maturities of investment securities at December 31, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$330	$335
Due in 1 to 5 years	18,144	18,381	7,934	8,245
Due in 5 to 10 years	3,671	3,783	15,020	15,591
Due after 10 years	59,800	59,275	167,253	168,667
Equity securities	414	399	-	-
	$82,029	$81,838	$190,537	$192,838

At March 31, 2010, securities with a fair value of $138.3 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154.0 million as of December 31, 2009 pledged for the same purpose.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2010 and 2009:

In thousands of dollars	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Proceeds from sales	$202	$1,865
Gross gains	$2	$9
Gross losses	-	(151)
Net gain/(loss)	$2	$(142)
Related income taxes	$1	$(50)

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2010, there were 57 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which eight had been temporarily impaired for 12 months or more.
Information regarding securities temporarily impaired as of March 31, 2010 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$42,086	$(1,375)	$-	$-	$42,086	$(1,375)
Mortgage-backed securities	40,826	(542)	-	-	40,826	(542)
State and political subdivisions	14,625	(226)	1,348	(358)	15,973	(584)
Corporate securities	-	-	830	(289)	830	(289)
Other equity securities	1	-	52	(13)	53	(13)
	$97,538	$(2,143)	$2,230	$(660)	$99,768	$(2,803)

During the first quarter of 2009, the Company took an after-tax charge of $596,000 for other-than-temporary impairment related to one automotive company corporate security in the investment portfolio. As of December 31, 2009, there were 45 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which eight had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of December 31, 2009 is summarized below:

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of March 31, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $14.0 million.
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
The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010.  FHLB’s net income for the first quarter of 2010 was $22.9 million, compared with a net loss of $83.4 million in the first quarter of 2009. FHLB recorded credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities (“MBS”) of $22.8 million for the first quarter of 2010, a $104.1 million, or 82.0 percent, decrease from the $126.9 million charge recorded in the first quarter of 2009. The $22.8 million charge resulted from an increase in projected losses on the collateral underlying certain private-label MBS. The reduction in credit losses attributable to other-than-temporary impairment compared with the same quarter a year ago primarily reflects the stabilization in some factors affecting the expected performance of the mortgage loans underlying the FHLB’s private-label MBS, such as home prices and unemployment rates. The FHLB remained in compliance with all regulatory capital ratios as of March 31, 2010.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2010. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of March 31, 2010, December 31, 2009 and March 31, 2009:

In thousands of dollars	March 31, 2010		December 31, 2009		March 31, 2009
Commercial
Real estate	$242,017	25.9%	$240,178	25.2%	$225,426	22.8%
Construction	49,026	5.2%	48,714	5.1%	55,723	5.6%
Other	121,669	13.0%	114,486	12.0%	125,033	12.6%
Municipal	24,203	2.6%	45,952	4.8%	43,010	4.3%
Residential
Term	362,459	38.8%	367,267	38.7%	411,959	41.7%
Construction	17,879	1.9%	17,361	1.8%	26,495	2.7%
Home equity line of credit	98,241	10.5%	94,324	9.9%	81,297	8.2%
Consumer	19,514	2.1%	24,210	2.5%	21,071	2.1%
Total loans	$935,008	100.0%	$952,492	100.0%	$990,014	100.0%

Loan balances include net deferred loan costs of $1.4 million as of March 31, 2010 and December 31, 2009. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $284.3 million at March 31, 2010 and $295.1 million at December 31, 2009, were used to collateralize borrowings from the Federal Home Loan Bank of Boston.
Transactions in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

In thousands of dollars	March 31, 2010	March 31, 2009
Balance at beginning of year	$13,637	$8,800
Provision charged to operating expenses	2,400	1,650
	16,037	10,450
Loans charged off	(1,857)	(694)
Recoveries on loans	103	49
Net loans charged off	(1,754)	(645)
Balance at end of period	$14,283	$9,805

Loans on non-accrual status totaled $23.0 million at March 31, 2010, $18.6 million at December 31, 2009 and $13.1 million at March 31, 2009. Loans past due greater than 90 days which are accruing interest totaled $16,000 at March 31, 2010, $1.2 million at December 31, 2009 and $3.9 million at March 31, 2009. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Information regarding impaired loans is as follows:

In thousands of dollars	March 31, 2010	December 31, 2009	March 31, 2009
Balance of impaired loans	$26,086	$25,843	$13,073
Less portion for which no allowance for loan losses is allocated	(16,706)	(13,682)	(5,214)
Portion of impaired loan balance for which an allowance for loan losses is allocated	9,380	12,161	7,859
Portion of allowance for loan losses allocated to the impaired loan balance	2,115	2,196	2,264

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
The Company applies the fair value recognition provisions of FASB ASC Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As a result, $9,000 in compensation cost is included in the Company’s financial statements for the first three months of 2010. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of nine months is $28,000, which is for 21,000 options granted in 2005. The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant. The following table summarizes the non-vested options as of March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	21,000	$4.41
Granted in 2010	-	-
Vested in 2010	(21,000)	4.41
Forfeited in 2010	-	-
Non-vested at March 31, 2010	-	$-

During the first quarter 2010, no options were exercised. A summary of the status of the Stock Option Plan as of March 31, 2010 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	55,500	$15.89
Granted in 2010	-	-
Exercised in 2010	-	-
Forfeited in 2010	-	-
Outstanding at March 31, 2010	55,500	$15.89	4.1	$89
Exercisable at March 31, 2010	55,500	$15.89	4.1	$89

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

Note 6 – Common Stock

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2010, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2010 and 2009:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2010
Net income as reported	$2,684
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	2,347	9,750,056	$0.24
Effect of dilutive securities: incentive stock options and warrants		4,888
Diluted EPS: Income available to common shareholders plus assumed conversions	2,347	9,754,944	$0.24
For the three months ended March 31, 2009
Net income as reported	$3,728
Less dividends and amortization of premium on preferred stock	150
Basic EPS: Income available to common shareholders	3,578	9,705,783	$0.37
Effect of dilutive securities: incentive stock options		16,536
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,578	9,722,319	$0.37

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase program. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive. The following table presents the number of options and warrants outstanding as of March 31, 2010 and 2009 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of March 31, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of March 31, 2009
Incentive stock options	73,500	31,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	299,404	31,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2009. The amount for 2010 has not been established. The expense related to the 401(k) plan was $96,000 for the three months ended March 31, 2010 and 2009.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $54,000 and $44,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the associated accrued liability was $1,463,000 compared to $1,418,000 and $1,295,000 at December 31, 2009 and March 31, 2009, respectively.

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
The Company utilizes FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits” to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At March 31,
In thousands of dollars	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,962	$1,990
Service cost	5	5
Interest cost	34	34
Benefits paid	(37)	(39)
Benefit obligation at end of period	1,964	1,990
Funded status
Benefit obligation at end of period	(1,964)	(1,990)
Accrued benefit cost	$(1,964)	$(1,990)

The following table sets forth the net periodic pension cost:

	For three months ended March 31,
In thousands of dollars	2010	2009
Components of net periodic benefit cost
Service cost	$5	$4
Interest cost	34	34
Amortization of unrecognized transition obligation	7	7
Amortization of prior service credit	(1)	(1)
Amortization of accumulated losses	5	5
Net periodic benefit cost	$50	$49

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss are as follows:

	At March 31,
In thousands of dollars	2010	2009
Unamortized prior service credit	$-	$1
Unamortized net actuarial loss	(233)	(296)
Unrecognized transition obligation	(85)	(114)
	(318)	(409)
Deferred tax benefit at 35%	111	143
Net unrecognized postretirement benefits included in accumulated other comprehensive income	$(207)	$(266)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2010 are $37,000 and the expected benefit payments for all of 2010 are $148,000. There is no expected contribution for 2010. Plan expense for 2010 is estimated to be $175,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2009, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2010, the prepayment assumption using the PSA model was 242, which translates into an anticipated prepayment rate of 14.52%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

     For the three months ended March 31, 2010 and 2009, servicing rights capitalized totaled $119,000 and $286,000, respectively. Servicing rights amortized for the three month periods ended March 31, 2010 and 2009, were $99,000 and $137,000, respectively. The fair value of servicing rights was $1,224,000, $1,199,000 and $603,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. At March 31, 2010 and 2009, the Bank serviced loans for others totaling $231.0 million and $186.6 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

In thousands of dollars	March 31, 2010	December 31, 2009	March 31, 2009
Mortgage servicing rights	$5,205	$5,086	$4,239
Accumulated amortization	(3,913)	(3,814)	(3,412)
Impairment reserve	(68)	(73)	(224)
	$1,224	$1,199	$603

Note 11 – Income Taxes

FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2009.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	At March 31, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$58,363	$-	$58,363
Mortgage-backed securities	-	49,579	-	49,579
State and political subdivisions	-	22,253	-	22,253
Corporate securities	-	829	-	829
Other equity securities	-	417	-	417
Total assets	$-	$131,441	$-	$131,441

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$30,959	$-	$30,959
Mortgage-backed securities	-	31,148	-	31,148
State and political subdivisions	-	18,514	-	18,514
Corporate securities	-	818	-	818
Other equity securities	-	399	-	399
Total assets	$-	$81,838	$-	$81,838

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.
Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.
Other Real Estate Owned. Real estate acquired through foreclosure is initially recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. As such, the Company records impaired loans as nonrecurring Level 2.
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $671,000 at March 31, 2010 and $583,000 at December 31, 2009. Impaired loans are presented net of a related specific allowance for loan losses of $2.0 million at March 31, 2010 and $2.2 million at December 31, 2009.

	At March 31, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,224	$-	$1,224
Loans held for sale	-	4,152	-	4,152
Other real estate owned	-	6,351	-	6,351
Impaired loans	-	7,265	-	7,265
Total assets	$-	$18,992	$-	$18,992

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,199	$-	$1,199
Loans held for sale	-	2,876	-	2,876
Other real estate owned	-	5,345	-	5,345
Impaired loans	-	9,965	-	9,965
Total assets	$-	$19,385	$-	$19,385

ASC Topic 820 “Fair Value Measurements and Disclosures” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC Topic 825 “Financial Instruments” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The estimated fair values for financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
In thousands of dollars	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$11,731	$11,731	$15,332	$15,332
Securities available for sale	131,441	131,441	81,838	81,838
Securities to be held to maturity	165,024	166,964	190,537	192,838
Federal Home Loan Bank and Federal Reserve Bank stock	15,443	15,443	15,443	15,443
Loans held for sale	4,152	4,152	2,876	2,876
Loans (net of allowance for loan losses)	920,725	931,009	938,555	938,095
Accrued interest receivable	6,110	6,110	4,889	4,889
Financial liabilities
Deposits	$939,180	$897,086	$922,667	$877,883
Borrowed funds	236,913	242,178	249,778	255,292
Accrued interest payable	1,019	1,019	1,078	1,078

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

Note 14 – Impact of Recently Issued Accounting Standards

In June 2009, FASB issued guidance (incorporated in the FASB ASC via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance (incorporated in the FASB ASC via ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, in December 2009) which provides amended guidance for consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the statement of condition (or balance sheet) date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with the SEC’s guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Use of Non-GAAP Financial Measures

Certain information in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management uses these “non-GAAP” measures in its analysis of the Company’s performance and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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
The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. A 35.0% tax rate was used in both 2010 and 2009.

	For the three months ended March 31,
In thousands of dollars	2010	2009
Net interest income as presented	$10,021	$11,073
Effect of tax-exempt income	560	574
Net interest income, tax-equivalent	$10,581	$11,647

The Company presents its efficiency ratio using non-GAAP information. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income. The non-GAAP efficiency ratio excludes securities losses and other-than-temporary impairment charges from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the three months ended March 31,
In thousands of dollars	2010	2009
Non-interest expense, as presented	$6,282	$6,787
Net securities losses	-	(142)
Other than temporary impairment charge	-	(916)
Adjusted non-interest expense	6,282	5,729
Net interest income, as presented	10,021	11,073
Effect of tax-exempt income	560	574
Non-interest income, as presented	2,175	2,586
Effect of non-interest tax-exempt income	47	46
Net securities gains	2	-
Adjusted net interest income plus non-interest income	$12,805	$14,279
Non-GAAP efficiency ratio	49.06%	40.12%
GAAP efficiency ratio	51.51%	49.69%

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

	For the three months ended March 31,
In thousands of dollars	2010	2009
Average shareholders’ equity as presented	$149,911	$142,484
Intangible assets	(27,684)	(27,684)
Tangible average shareholders’ equity	$122,227	$114,800

Executive Summary

Net income for the first three months of 2010 was $2.7 million, down $1.0 million or 28.0% from the $3.7 million posted for the same period in 2009. Earnings per common share on a fully diluted basis were $0.24 for the three months ended March 31, 2010, down $0.13 or 35.1% from the $0.37 posted for the same period in 2009.
We continue to be in the longest and worst recession since the Great Depression of the 1930’s. With weakening credit quality, the provision for loan losses is higher in 2010 than in 2009. The slump in the housing market is continuing and unemployment is at 9.7%. Fortunately, the unemployment rate in Maine, at 8.2%, is somewhat better than the national average. These unemployment numbers, however, do not reflect the number of people who have experienced reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well.
Total assets are up $5.2 million or 0.4% year-to-date. The loan portfolio is down $17.5 million or 1.8%, with growth in commercial loans and home equity lines of credit offset by a decline in mortgages and municipal loans, and the investment portfolio is up $24.1 million or 8.8% year-to-date. On the liability side of the balance sheet, low-cost deposits are down $4.0 million or 1.5% year-to-date, which is in line with our normal seasonal pattern.
We continue to be considered well-capitalized by FDIC standards with total risk-based capital at 15.30%, well above the well-capitalized threshold of 10.00% set by the FDIC.

Net Interest Income

Total interest income of $14.1 million for the three months ended March 31, 2010 is a 15.0% decrease from total interest income of $16.6 million in the comparable period of 2009. Total interest expense of $4.1 million for the first three months of 2010 is a 25.8% decrease from total interest expense of $5.5 million for the first three months of 2009. As a result, net interest income decreased 9.5% or $1.1 million to $10.0 million for the three months ended March 31, 2010, from the $11.1 million reported for the same period in 2009.
The Company’s net interest margin on a tax-equivalent basis decreased from 3.68% in the first three months of 2009 to 3.51% for the three months ended March 31, 2010. Tax-exempt interest income amounted to $1.0 million for the three months ended March 31, 2010 and 2009.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2010 and 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.

Three months ended March 31,	2010		2009
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.20%	$-	0.00%
Investments	3,417	4.89%	4,085	5.86%
Loans held for sale	37	4.80%	21	5.16%
Loans	11,237	4.87%	13,086	5.38%
Total interest-earning assets	14,693	4.87%	17,192	5.49%
Interest-bearing liabilities
Deposits	2,480	1.15%	3,645	1.71%
Other borrowings	1,632	2.87%	1,900	2.72%
Total interest-bearing liabilities	4,112	1.51%	5,545	1.96%
Net interest income	$10,581		$11,647
Interest rate spread		3.36%		3.53%
Net interest margin		3.51%		3.68%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months March 31, 2010 compared to 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.

Three months ended March 31, 2010 compared to 2009
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$2	$2
Investment securities	10	(677)	(1)	(668)
Loans held for sale	19	(1)	(2)	16
Loans	(654)	(1,258)	63	(1,849)
Total interest income	(625)	(1,936)	62	(2,499)
Interest expense
Deposits	39	(1,191)	(13)	(1,165)
Other borrowings2	(356)	108	(20)	(268)
Total interest expense	(317)	(1,083)	(33)	(1,433)
Change in net interest income	$(308)	$(853)	$95	$(1,066)

1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three-month periods and quarters ended March 31, 2010 and 2009.

	For the three months Ended March 31,
In thousands of dollars	2010	2009
Assets
Cash and due from banks	$15,387	$13,277
Overnight funds sold	-	-
Securities available for sale	107,396	12,994
Securities to be held to maturity	176,246	269,931
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	15,443	14,693
Loans held for sale (fair value approximates cost)	3,123	1,649
Loans	936,488	985,777
Allowance for loan losses	(14,225)	(9,270)
Net loans	922,263	976,507
Accrued interest receivable	5,358	6,333
Premises and equipment	18,220	16,400
Other real estate owned	5,654	2,468
Goodwill	27,684	27,684
Other assets	29,416	19,896
Total Assets	$1,326,190	$1,361,832
Liabilities & Shareholders' Equity
Demand deposits	$61,476	$61,502
NOW deposits	115,186	103,005
Money market deposits	90,402	120,020
Savings deposits	92,897	82,355
Certificates of deposit	218,592	231,510
Certificates $100,000 to $250,000	314,078	253,594
Certificates $250,000 and over	43,638	75,070
Total deposits	936,269	927,056
Borrowed funds	230,368	283,406
Dividends payable	977	904
Other liabilities	8,665	7,982
Total Liabilities	1,176,279	1,219,348
Shareholders’ Equity:
Preferred stock	24,606	22,778
Common stock	97	97
Additional paid-in capital	45,187	44,232
Retained earnings	80,194	76,462
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale	37	(814)
Net unrealized loss on postretirement benefit costs	(210)	(271)
Total shareholders’ equity	149,911	142,484
Total Liabilities & Shareholders’ Equity	$1,326,190	$1,361,832

Non-Interest Income

Non-interest income was $2.2 million for the three months ended March 31, 2010, a decrease of 15.9% from the $2.6 million reported for the first three months of 2009. This decrease was attributable to mortgage origination and servicing income, which decreased $0.4 million or 59.2% as a result of a lower volume of residential mortgages refinancing and being sold to the secondary market.

Non-Interest Expense

Non-interest expense of $6.3 million for the three months ended March 31, 2010 is a decrease of 7.4% compared to non-interest expense of $6.8 million for the same period in 2009. This decrease was attributable to not needing to report an other-than- temporary impairment charge of $0.9 million as was recorded during the first three months of 2009. The Company’s efficiency ratio was 49.06% for  the first three months of 2010 compared to 40.12% for the first three months of 2009. This decline was the result of the decrease in both net interest income and non-interest income previously discussed, despite a decrease in non-interest expense.

Income Taxes

Income taxes on operating earnings were $0.8 million for the three months ended March 31, 2010, down $0.7 million for the same period in 2009. This is in line with the decrease in the Company’s level of income before taxes plus the purchase of additional New Markets Tax Credits in the second quarter of 2009.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2009.

Investments

The Company’s investment portfolio increased by $24.1 million or 8.8% to $296.5 million between December 31, 2009, and March 31, 2010. The growth in the portfolio in the first three months of 2010 was in U.S. Agency securities and GNMA mortgage-backed securities.
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
The following table sets forth the Company’s investment securities at their carrying amounts as of March 31, 2010 and 2009 and December 31, 2009.

In thousands of dollars	March 31, 2010	December 31, 2009	March 31,2009
Securities available for sale
U.S. Treasury and agency	$58,363	$30,959	$-
Mortgage-backed securities	49,579	31,148	910
State and political subdivisions	22,253	18,514	8,934
Corporate securities	829	818	1,795
Other equity securities	417	399	252
	$131,441	$81,838	$11,891
Securities to be held to maturity
U.S. Treasury and agency	$29,341	$39,099	$109,122
Mortgage-backed securities	79,470	90,193	125,709
State and political subdivisions	56,063	61,095	62,234
Corporate securities	150	150	150
	165,024	190,537	297,215
Total securities	$296,465	$272,375	$309,106

The following table sets forth certain information regarding the yields and expected maturities of the Company’s investment securities as of March 31, 2010. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
In thousands of dollars	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	15,051	2.75%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	43,312	5.22%	29,341	6.02%
Total	58,363	4.58%	29,341	6.02%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	94	4.47%
Due in 1 to 5 years	73	5.71%	1,501	4.16%
Due in 5 to 10 years	81	8.50%	1,175	5.82%
Due after 10 years	49,425	3.84%	76,700	3.91%
Total	49,579	3.85%	79,470	3.94%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	595	7.69%
Due in 1 to 5 years	3,637	7.30%	5,162	6.39%
Due in 5 to 10 years	3,108	7.39%	12,345	6.51%
Due after 10 years	15,508	6.23%	37,961	6.38%
Total	22,253	6.57%	56,063	6.42%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	150	1.50%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	829	1.34%	-	0.00%
Total	829	1.34%	150	1.50%
Equity Securities	417	2.64%	-	0.00%
	$131,441	4.62%	$165,024	5.15%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2010 amounted to an excess of $1.8 million, or 0.6% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount represented an excess of $2.1 million, or 0.8% of the total securities portfolio.
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
The Company’s evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.
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
As of March 31, 2010, the Company had temporarily impaired securities with a fair value of $99.8 million and unrealized losses of $2.8 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $2.2 million as of March 31, 2010, compared with $2.2 million at December 31, 2009. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$42,086	$(1,375)	$-	$-	$42,086	$(1,375)
Mortgage-backed securities	40,826	(542)	-	-	40,826	(542)
State and political subdivisions	14,625	(226)	1,348	(358)	15,973	(584)
Corporate securities	-	-	830	(289)	830	(289)
Other equity securities	1	-	52	(13)	53	(13)
	$97,538	$(2,143)	$2,230	$(660)	$99,768	$(2,803)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of March 31, 2010, the total unrealized losses on these securities amounted to $1.4 million, compared with $0.7 million at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at March 31, 2010 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2010, the total unrealized losses on these securities amounted to $542,000, compared with $602,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at March 31, 2010 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of March 31, 2010, the total unrealized losses on municipal securities amounted to $584,000, compared with $485,000 at December 31, 2009. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At March 31, 2010 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of March 31, 2010, the total unrealized losses on corporate securities amounted to $289,000, compared with $302,000 at December 31, 2009. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2010 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at March 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity. The previously discussed security which was designated as other-than-temporarily impaired in the first quarter of 2009 was evaluated separately because the fair value exceeded the impaired value at March 31, 2009.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Company uses the FHLB for much of its wholesale funding needs. As of March 31, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $14.0 million.
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
The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010.  FHLB’s net income for the first quarter of 2010 was $22.9 million, compared with a net loss of $83.4 million in the first quarter of 2009. FHLB recorded credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities of $22.8 million for the first quarter of 2010, a $104.1 million, or 82.0 percent, decrease from the $126.9 million charge recorded in the first quarter of 2009. The $22.8 million charge resulted from an increase in projected losses on the collateral underlying certain private-label MBS. The reduction in credit losses attributable to other-than-temporary impairment compared with the same quarter a year ago primarily reflects the stabilization in some factors affecting the expected performance of the mortgage loans underlying the FHLB’s private-label MBS, such as home prices and unemployment rates. The FHLB remained in compliance with all regulatory capital ratios as of March 31, 2010.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2010. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $4.2 million at March 31, 2010 compared with $2.9 million at December 31, 2009 and $1.9 million at March 31, 2009. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio declined in the first three months of 2010, with total loans at $935.0 million at March 31, 2010, down $17.5 million or 1.8% from total loans of $952.5 million at December 31, 2009. While commercial loans increased $9.3 million or 2.3% between December 31, 2009 and March 31, 2010, municipal loans decreased by $21.7 million or 47.3% as a result of an anticipated payoff. Residential term loans decreased $4.8 million or 1.3% during the same period as a result of borrowers refinancing home mortage loans which were sold to the secondary market.
Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land development loans typically have a maximum loan-to-value of 65% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 37.9% of capital are well under the regulatory guidance of 100.0% of capital. Commercial real estate loans are at 186.1% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at March 31, 2010 and 2009 and December 31, 2009.

In thousands of dollars	March 31, 2010		December 31, 2009		March 31, 2009
Commercial
Real estate	$242,017	25.9%	$240,178	25.2%	$225,426	22.8%
Construction	49,026	5.2%	48,714	5.1%	55,723	5.6%
Other	121,669	13.0%	114,486	12.0%	125,033	12.6%
Municipal	24,203	2.6%	45,952	4.8%	43,010	4.3%
Residential
Term	362,459	38.8%	367,267	38.7%	411,959	41.7%
Construction	17,879	1.9%	17,361	1.8%	26,495	2.7%
Home equity line of credit	98,241	10.5%	94,324	9.9%	81,297	8.2%
Consumer	19,514	2.1%	24,210	2.5%	21,071	2.1%
Total loans	$935,008	100.0%	$952,492	100.0%	$990,014	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of March 31, 2010:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$8,052	$11,506	$24,925	$197,534	$242,017
Construction	16,698	5,159	659	26,510	49,026
Other	18,165	23,139	36,108	44,257	121,669
Municipal	2,479	4,813	6,307	10,604	24,203
Residential
Term	5,192	8,071	33,924	315,272	362,459
Construction	4,497	6,671	19	6,692	17,879
Home equity line of credit	1,145	1,149	695	95,252	98,241
Consumer	5,969	9,549	1,271	2,725	19,514
Total loans	$62,197	$70,057	$103,908	$698,846	$935,008

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of March 31, 2010.

	Fixed-Rate		Adjustable-Rate		Total
In thousands of dollars	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$52,821	5.7%	$189,196	20.2%	$242,017	25.9%
Construction	10,727	1.1%	38,299	4.1%	49,026	5.2%
Other	57,324	6.1%	64,345	6.9%	121,669	13.0%
Municipal	20,403	2.2%	3,800	0.4%	24,203	2.6%
Residential
Term	126,414	13.5%	236,045	25.3%	362,459	38.8%
Construction	7,161	0.8%	10,718	1.1%	17,879	1.9%
Home equity line of credit	2,103	0.2%	96,138	10.3%	98,241	10.5%
Consumer	16,495	1.8%	3,019	0.3%	19,514	2.1%
Total loans	$293,448	31.4%	$641,560	68.6%	$935,008	100.0%

Loan Concentrations

As of March 31, 2010, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2010, impaired loans with specific reserves totaled $9.4 million (all of these loans were on non-accrual status) and the amount of such reserves was $2.1 million. This compares to impaired loans with specific reserves of $12.2 million at December 31, 2009 (all of these loans were on non-accrual status) and the amount of such reserves was $2.2 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2010 is considered by Management to be adequate to address the credit losses inherent in the current loan portfolio. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The allowance for loan losses totaled $14.3 million at March 31, 2010, compared to $13.6 million and $9.8 million as of December 31, 2009 and March 31, 2009, respectively. The majority of this increase was reflective of  negative market trends and other qualitative factors (unallocated reserves) which increased $489,000 in the first three months of 2010 from $1.9 million on December 31, 2009 to $2.3 million on March 31, 2010. Management’s ongoing application of methodologies to establish the allowance include evaluation of collateral dependent impaired loans (specific reserves). These decreased $82,000 in the first three months of 2010 from $2.2 million at December 31, 2009 to $2.1 million at March 31, 2010. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

The following table summarizes our allocation of allowance by loan type as of March 31, 2010 and 2009 and December 31, 2009. The percentages are the portion of each loan type to total loans.

In thousands of dollars	March 31, 2010		December 31, 2009		March 31, 2009
Commercial
Real estate	$5,002	25.9%	$5,297	25.2%	$3,771	22.8%
Construction	925	5.2%	896	5.1%	636	5.6%
Other	3,109	13.0%	3,095	12.0%	2,221	12.6%
Municipal	21	2.6%	23	4.8%	20	4.3%
Residential
Term	1,249	38.8%	1,197	38.7%	858	41.7%
Construction	487	1.9%	43	1.8%	46	2.7%
Home equity line of credit	492	10.5%	515	9.9%	508	8.2%
Consumer	656	2.1%	716	2.5%	626	2.1%
Unallocated	2,342	0.0%	1,855	0.0%	1,119	0.0%
Total	$14,283	100.0%	$13,637	100.0%	$9,805	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $2.4 million for the first three months of 2010 as compared to $1.7 million for the first three months of 2009. Net chargeoffs were $1.8 million in the first three months of 2010 compared to net chargeoffs of $645,000 in the first three months of 2009. Our allowance as a percentage of outstanding loans has increased from 1.43% as of December 31, 2009 to 1.53% as of March 31, 2010, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses:

Dollars in thousands	March 31, 2010	December 31, 2009	March 31, 2009
Balance at beginning of year	$13,637	$8,800	$8,800
Loans charged off:
Commercial
Real estate	779	2,430	-
Construction	175	-	-
Other	316	2,329	545
Municipal	-	-	-
Residential
Term	271	1,767	60
Construction	-	47	-
Home equity line of credit	-	177	-
Consumer	316	826	89
Total	1,857	7,576	694
Recoveries on loans previously charged off
Commercial
Real estate	-	-	-
Construction	-	-	-
Other	22	79	21
Municipal	-	-	-
Residential
Term	1	59	1
Construction	-	-	-
Home equity line of credit	-	1	-
Consumer	80	114	27
Total	103	253	49
Net loans charged off	1,754	7,323	645
Provision for loan losses	2,400	12,160	1,650
Balance at end of period	$14,283	$13,637	$9,805
Ratio of net loans charged off to average loans outstanding	0.76%	0.75%	0.27%
Ratio of allowance for loan losses to total loans outstanding	1.53%	1.43%	0.99%

Management believes the allowance for loan losses is adequate as of March 31, 2010. In Management’s opinion, the increase in provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the deterioration in credit quality of our loan portfolio and corresponding increased levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

Nonperforming Loans

Nonperforming loans are comprised of loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. It also includes loans 90 or more days past due and still accruing interest for which we expect to collect all amounts due, including past-due interest. When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the revised appraisal – typically 30 days for residential loans and 60-90 days for commercial loans – the loan may have an additional specific reserve or write down based upon the new appraisal information.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.46% at March 31, 2010 compared to 1.95% at December 31, 2009 and 1.32% at March 31, 2009. The following table shows the distribution of nonperforming loans as of March 31, 2010 and 2009 and December 31, 2009:

In thousands of dollars	March 31, 2010	December 31, 2009	March 31, 2009
Commercial
Real estate	$7,345	$6,589	$7,933
Construction	459	458	-
Other	2,901	2,735	3,548
Municipal	-	-	-
Residential
Term	8,907	6,322	5,507
Construction	3,176	3,182	27
Home equity line of credit	161	143	363
Consumer	85	309	159
Total non-performing loans	$23,034	$19,738	$17,537
Non-accrual loans included in above total	$23,018	$18,562	$13,073

Troubled Debt Restructured

A restructuring of debt constitutes a troubled debt restructured (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•	The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, an inability to refinance with another lender, and
•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of March 31, 2010 we had 28 loans with a value of $4.4 million that have been restructured. This compares to 52 loans with a value of $8.4 million classified as TDRs as of December 31, 2009 and 12 loans with a balance of $1.5 million classified as TDRs as of March 31, 2009. As of March 31, 2010, six of the loans classified as TDRs with a total balance of $866,000 were greater than 30 days past due. There are no bankruptcy cases in the current TDRs that Management is aware of.

Impaired Loans

Impaired loans include non-accrual loans and troubled debt restructured. Impaired loans have increased $243,000 from December 31, 2009 to March 31, 2010, with the number of loans increasing by five from 183 to 188 during the same period. Impaired commercial loans increased $1.1 million from December 31, 2009 to March 31, 2010. The specific allowance for impaired commercial loans decreased from $2.4 million at December 31, 2009 to $1.4 million as of March 31, 2010, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Impaired residential loans increased $3.0 million from December 31, 2009 to March 31, 2010, with the recession and resulting higher unemployment leading to higher levels of delinquent borrowers. Impaired consumer loans were down slightly from December 31, 2009 to March 31, 2010.

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.87% at March 31, 2010, versus 3.14% at December 31, 2009 and 3.09% at March 31, 2009. Loans 90 days delinquent and accruing decreased from $1.2 million at December 31, 2009 to $16,000 as of March 31, 2010. This total is made up of five loans, with the largest loan totaling $7,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of March 31, 2010 and 2009 and December 31, 2009:

Dollars in thousands	March 31, 2010	December 31, 2009	March 31, 2009
Commercial
Real estate	$8,862	$9,443	$9,634
Construction	459	458	-
Other	2,087	3,607	4,826
Municipal	-	-	-
Residential
Term	12,268	11,747	14,150
Construction	1,845	3,182	416
Home equity line of credit	574	682	1,032
Consumer	768	775	556
Total	$26,863	$29,894	$30,614
Loans 30-89 days past due to total loans	0.90%	1.26%	1.32%
Loans 90+ days past due and accruing to total loans	0.00%	0.12%	0.45%
Loans 90+ days past due on non-accrual to total loans	1.97%	1.76%	1.32%
Total past due loans to total loans	2.87%	3.14%	3.09%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At March 31, 2010, there were 15 potential problem loans with a balance of $2.0 million or 0.2% of total loans. This compares to 28 loans with a balance of $8.7 million or 0.9% of total loans at December 31, 2009.
As of March 31, 2010, there were 36 loans in the process of foreclosure with a total balance of $9.9 million.

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated  cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2010, there were 24 properties owned with a net OREO balance of $6.4 million, net of an allowance for losses of $0.7 million, compared to December 31, 2009 when there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.6 million and March 31, 2009 when there were nine properties owned with a net OREO balance of $2.7 million, net of an allowance for losses of $0.3 million.
The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2010	December 31, 2009	March 31, 2009
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	1,232	1,182	1,152
Other	2,661	1,920	731
Municipal	-	-	-
Residential
Term	3,129	2,826	1,094
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$7,022	$5,928	$2,977
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	460	476	325
Other	35	-	-
Municipal	-	-	-
Residential
Term	176	107	-
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$671	$583	$325
Net Value
Commercial
Real estate	$-	$-	$-
Construction	772	706	827
Other	2,626	1,920	731
Municipal	-	-	-
Residential
Term	2,953	2,719	1,094
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$6,351	$5,345	$2,652

Goodwill

On January 14, 2005, the Company acquired FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2009, the Company completed its annual review of goodwill and determined there has been no impairment.

Liquidity Management

As of March 31, 2010 the Bank had primary sources of liquidity of $224.2 million. It is Management’s opinion this is adequate. The Bank has an additional $171.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 70.6% of total average assets in the first three months of 2010.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In Management’s estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including  payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program.

Deposits

During the first three months of 2010, total deposits increased by $16.5 million or 1.8% from December 31, 2009 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $4.0 million or 1.5% in the first three months of 2010, and during the same period, certificates of deposit increased $42.7 million or 8.5%. Between March 31, 2010 and March 31, 2009, deposits decreased by 4.9%, or $48.3 million. Certificates of deposit decreased by $11.8 million, while low-cost deposits increased by $22.2 million and money market accounts decreased $27.2 million or 24.3%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The decrease in low-cost deposits in the first three months  of 2010 is typical of the seasonality we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2010, borrowed funds decreased $12.9 million or 5.2% from December 31, 2009, as a result of a shift between wholesale certificates of deposit and Federal Home Loan Bank advances. Between March 31, 2010 and March 31, 2009, borrowed funds decreased by $17.2 million or 6.8%.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2010 was $148.5 million, compared to $147.9 million as of December 31, 2009 and $144.6 million as of March 31, 2009. The Company’s earnings in the first three months of 2010 net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, decreased by $17,000 from December 31, 2009.
In 2010, a cash dividend of 19.5 cents per share was declared in the first quarter compared to 19.5 cents in the first quarter of 2009. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 81.25% in the first quarter of 2010 compared to 52.70% in the first quarter of 2009. The higher dividend payout ratio in 2010 was due to lower earnings and the result of the reduction to net income that preferred stock dividends and amortization had in net income available to common shareholders and the resulting impact on earnings per common share.
In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2010 is this year’s net income plus $11.8 million.
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
As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2010, the Company repurchased no common stock.
Regulatory leverage capital ratios for the Company were 9.32% and 9.44% at March 31, 2010 and December 31, 2009, respectively. The Company had a tier one risk-based capital ratio of 14.04% and a tier two risk-based capital ratio of 15.30% at March 31, 2010, compared to 13.70% and 14.96%, respectively, at December 31, 2009. The increase in capital ratios is the result of issuance of $25 million of preferred stock to the U.S. Treasury under the Capital Purchase Program and a reduction in the Company’s level of risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying the Company for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2010:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$236,913	136,738	20,000	30,000	50,175
Operating leases	871	194	320	112	225
Certificates of deposit	586,317	429,967	53,168	103,182	-
Total	$824,101	566,899	73,488	133,294	50,420
Unused line, collateralized by residential real estate	$78,083	78,083	-	-	-
Other unused commitments	$50,126	50,126	-	-	-
Standby letters of credit	$1,466	1,466	-	-	-
Commitments to extend credit	$20,869	20,869	-	-	-
Total loan commitments and unused lines of credit	$153,312	153,312	-	-	-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Bank’s cumulative one-year gap at March 31, 2010 was +6.05% of total assets compared to +0.72% of total assets at December 31, 2009. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of March 31, 2010, is presented in the following table:

	0-90	90-365	1-5	5+
	Days	Days	Years	Years
Investment securities at amortized cost	$78,221	$41,230	$99,233	$77,948
Federal Home Loan Bank and Federal Reserve Bank Stock	14,031	-	-	1,412
Loans held for sale	-	-	-	4,152
Loans	450,926	149,247	256,360	78,475
Other interest-earning assets	-	9,578	-	-
Non-rate-sensitive assets	4,965	-	-	70,766
Total assets	548,143	200,055	355,593	232,753
Interest-bearing deposits	327,145	195,767	148,076	206,821
Borrowed funds	86,741	50,009	40,050	60,113
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	175,322
Total liabilities and equity	415,736	251,626	226,926	442,256
Period gap	$132,407	$(51,571)	$128,667	$(209,503)
Percent of total assets	9.91%	-3.86%	9.63%	-15.68%
Cumulative gap (current)	132,407	80,836	209,503	-
Percent of total assets	9.91%	6.05%	15.68%	0.00%

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

The Company’s most recent simulation model projects net interest income would increase by approximately 0.1% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.5% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 2.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.3% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2010 and December 31, 2009 is presented in the following table:

Changes in Net Interest Income                                                              March 31, 2010                   December 31, 2009
Year 1
Projected change if rates decrease by 1.0%                                                     +0.1%                                    -0.1%
Projected change if rates increase by 2.0%                                                       -0.5%                                    -1.0%
Year 2
Projected change if rates decrease by 1.0%                                                     -2.2%                                     -0.8%
Projected change if rates increase by 2.0%                                                      -3.3%                                     -4.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2010, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2010, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2010, the Company repurchased no common stock.

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

Date: May 7, 2010

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 7, 2010