Form 10-Q
period 2010-06-30
First Bancorp, Inc /ME/
filed 2010-08-05
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2010
Common Stock: 9,763,241 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

In thousands of dollars	For the six months ended June 30,		For the quarters ended June 30,
except for per share amounts	2010	2009	2010	2009

Summary of Operations
Interest Income	$28,348	$32,869	$14,215	$16,251
Interest Expense	8,370	10,359	4,258	4,814
Net Interest Income	19,978	22,510	9,957	11,437
Provision for Loan Losses	4,500	4,600	2,100	2,950
Non-Interest Income	4,457	5,549	2,282	2,963
Non-Interest Expense	12,177	13,021	5,895	6,234
Net Income	5,844	7,490	3,160	3,762
Per Common Share Data
Basic Earnings per Share	$0.53	$0.72	$0.29	$0.35
Diluted Earnings per Share	0.53	0.72	0.29	0.35
Cash Dividends Declared	0.390	0.390	0.195	0.195
Book Value per Common Share	12.89	12.51	12.89	12.51
Tangible Book Value per Common Share	10.05	9.66	10.05	9.66
Market Value	13.13	19.47	13.13	19.47
Financial Ratios
Return on Average Equity1	9.38%	12.48%	10.05%	12.29%
Return on Average Tangible Equity1,2	12.03%	16.18%	12.87%	15.86%
Return on Average Assets1	0.88%	1.10%	0.94%	1.09%
Average Equity to Average Assets	11.25%	10.54%	11.21%	10.61%
Average Tangible Equity to Average Assets2	9.18%	8.52%	9.15%	8.62%
Net Interest Margin Tax-Equivalent1,2	3.41%	3.68%	3.35%	3.69%
Dividend Payout Ratio	73.58%	54.17%	67.24%	55.71%
Allowance for Loan Losses/Total Loans	1.52%	1.20%	1.52%	1.20%
Non-Performing Loans to Total Loans	2.53%	1.57%	2.53%	1.57%
Non-Performing Assets to Total Assets	2.14%	1.36%	2.14%	1.36%
Efficiency Ratio2	47.46%	40.78%	45.86%	41.40%
At Period End
Total Assets	$1,326,275	$1,369,986	$1,326,275	$1,369,986
Total Loans	932,010	982,336	932,010	982,336
Total Investment Securities	294,584	298,292	294,584	298,292
Total Deposits	949,501	913,949	949,501	913,949
Total Shareholders’ Equity	150,445	146,198	150,445	146,198
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2010 and 2009 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine
August 5, 2010

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Assets
Cash and due from banks	$22,219	$15,332	$18,575
Overnight funds sold	-	-	-
Securities available for sale	149,249	81,838	35,972
Securities to be held to maturity (fair value of $134,249 at June 30, 2010, $192,838 at December 31, 2009 and $247,100 at June 30, 2009)	129,892	190,537	247,627
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,443	15,443	14,693
Loans held for sale	3,426	2,876	3,162
Loans	932,010	952,492	982,336
Less allowance for loan losses	14,165	13,637	11,752
Net loans	917,845	938,855	970,584
Accrued interest receivable	6,536	4,889	7,140
Premises and equipment	18,739	18,331	18,610
Other real estate owned	4,794	5,345	2,797
Goodwill	27,684	27,684	27,684
Other assets	30,448	30,264	23,142
Total assets	$1,326,275	$1,331,394	$1,369,986
Liabilities
Demand deposits	$62,821	$66,317	$63,266
NOW deposits	112,256	114,955	100,283
Money market deposits	77,231	94,425	104,803
Savings deposits	95,686	90,873	86,305
Certificates of deposit	237,757	212,893	202,039
Certificates $100,000 to $250,000	313,908	287,051	306,996
Certificates $250,000 and over	49,842	56,153	50,257
Total deposits	949,501	922,667	913,949
Borrowed funds	213,944	249,778	297,361
Other liabilities	12,385	11,011	12,478
Total Liabilities	1,175,830	1,183,456	1,223,788
Shareholders' equity
Preferred stock	24,655	24,606	24,557
Common stock	98	97	97
Additional paid-in capital	45,298	45,121	44,958
Retained earnings	79,864	78,450	77,320
Net unrealized gain/(loss) on securities available-for-sale	732	(125)	(472)
Net unrealized loss on postretirement benefit costs	(202)	(211)	(262)
Total shareholders' equity	150,445	147,938	146,198
Total liabilities & shareholders' equity	$1,326,275	$1,331,394	$1,369,986
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,758,218	9,744,170	9,722,204
Book value per common share	$12.89	$12.66	$12.51
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary
For the six months ended June 30,			For the quarters ended June 30,
In thousands of dollars	2010	2009	2010	2009
Interest income
Interest and fees on loans	$22,206	$25,533	$11,056	$12,606
Interest on deposits with other banks	2	-	-	-
Interest and dividends on investments	6,140	7,336	3,159	3,645
Total interest income	28,348	32,869	14,215	16,251
Interest expense
Interest on deposits	5,051	6,694	2,571	3,049
Interest on borrowed funds	3,319	3,665	1,687	1,765
Total interest expense	8,370	10,359	4,258	4,814
Net interest income	19,978	22,510	9,957	11,437
Provision for loan losses	4,500	4,600	2,100	2,950
Net interest income after provision for loan losses	15,478	17,910	7,857	8,487
Non-interest income
Investment management and fiduciary income	787	678	376	353
Service charges on deposit accounts	1,505	1,158	796	600
Net securities gains	2	-	-	-
Mortgage origination and servicing income	613	1,543	335	862
Other operating income	1,550	2,170	775	1,148
Total non-interest income	4,457	5,549	2,282	2,963
Non-interest expense
Salaries and employee benefits	5,553	5,152	2,808	2,563
Occupancy expense	776	834	382	393
Furniture and equipment expense	1,121	1,138	540	569
FDIC insurance premiums	952	961	477	599
Net securities losses	-	148	-	6
Other than temporary impairment charge	-	916	-	-
Amortization of identified intangibles	142	142	71	71
Other operating expense	3,633	3,730	1,617	2,033
Total non-interest expense	12,177	13,021	5,895	6,234
Income before income taxes	7,758	10,438	4,244	5,216
Applicable income taxes	1,914	2,948	1,084	1,454
NET INCOME	$5,844	$7,490	$3,160	$3,762
Less dividends and amortization of premium on preferred stock	674	488	337	337
Net income available to common shareholders	$5,170	$7,002	$2,823	$3,425
Basic earnings per common share	$0.53	$0.72	$0.29	$0.35
Diluted earnings per common share	$0.53	$0.72	$0.29	$0.35
Weighted average number of shares outstanding	9,753,500	9,712,252	9,756,907	9,718,650
Incremental shares	5,009	16,951	5,128	21,626
Cash dividends declared per share	$0.390	$0.390	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary
					Accumulated
		Common stock and			other	Total
In thousands of dollars,	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
except number of shares	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2008	$-	9,696,397	$44,214	$74,057	$(1,090)	$117,181
Net income	-	-	-	7,490	-	7,490
Net unrealized gain on securities available for sale, net of taxes of $186	-	-	-	-	347	347
Unrecognized transition obligation for postretirement benefits, net of taxes of $6	-	-	-	-	9	9
Comprehensive income	-	-	-	7,490	356	7,846
Cash dividends declared	-	-	-	(4,227)	-	(4,227)
Equity compensation expense	-	-	19	-	-	19
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	50	-	(50)	-	-	-
Payment to repurchase common stock	-	(2,637)	(39)	-	-	(39)
Proceeds from sale of common stock	-	28,444	418	-	-	418
Balance at June 30, 2009	$24,557	9,722,204	$45,055	$77,320	$(734)	$146,198

Balance at December 31, 2009	$24,606	9,744,170	$45,218	$78,450	$(336)	$147,938
Net income	-	-	-	5,844	-	5,844
Net unrealized gain on securities available for sale, net of taxes of $461	-	-	-	-	857	857
Unrecognized transition obligation for postretirement benefits, net of taxes of $6	-	-	-	-	9	9
Comprehensive income	-	-	-	5,844	866	6,710
Cash dividends declared	-	-	-	(4,430)	-	(4,430)
Equity compensation expense	-	-	19	-	-	19
Amortization of premium for preferred stock issuance	49	-	(49)	-	-	-
Proceeds from sale of common stock	-	14,048	208	-	-	208
Balance at June 30, 2010	$24,655	9,758,218	$45,396	$79,864	$530	$150,445
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the six months ended
In thousands of dollars	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net income	$5,844	$7,490
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	726	746
Change in deferred income taxes	192	-
Provision for loan losses	4,500	4,600
Loans originated for resale	(21,553)	(80,646)
Proceeds from sales and transfers of loans	21,003	78,782
Net (gain) loss on sale or call of securities held-to-maturity	(2)	148
Write-down of securities available for sale	-	916
Net gain on sale of other real estate owned	(19)	-
Provision for losses on other real estate owned	164	126
Equity compensation expense	19	19
Net increase in other assets and accrued interest	(2,429)	(2,161)
Net increase in other liabilities	895	1,731
Net amortization of premiums on investments	(203)	(1,862)
Amortization of investment in limited partnership	150	-
Net acquisition amortization	244	126
Net cash provided by operating activities	9,531	10,015
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	35,132	3,154
Proceeds from sales of securities available for sale	202	2,914
Proceeds from maturities, payments and calls of securities to be held to maturity	60,755	126,174
Proceeds from sales of other real estate owned	1,963	20
Purchases of securities available for sale	(101,332)	(28,485)
Purchases of securities to be held to maturity	-	(138,187)
Net (increase) decrease in loans	14,953	(5,226)
Capital expenditures	(1,134)	(3,331)
Net cash provided (used) in investing activities	10,539	(42,967)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(18,576)	(34,130)
Net increase in certificates of deposit	45,442	22,352
Advances on long-term borrowings	10,000	-
Repayment on long-term borrowings	-	(12,000)
Net change in short-term borrowings	(45,827)	37,294
Proceeds from issuance of preferred stock	-	25,000
Payments to repurchase common stock	-	(39)
Proceeds from sale of common stock	208	418
Dividends paid	(4,430)	(4,224)
Net cash (used) provided by financing activities	(13,183)	34,671
Net increase in cash and cash equivalents	6,887	1,719
Cash and cash equivalents at beginning of year	15,332	16,856
Cash and cash equivalents at end of period	$22,219	$18,575
Interest paid	$8,313	$10,531
Income taxes paid	$1,210	$2,569
Non-cash transactions
Change in net unrealized gain (loss) on available for sale securities, net of tax	$(857)	$347
Net transfer from loans to other real estate owned	$1,557	$515
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

Subsequent Events
Events occurring subsequent to June 30, 2010, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$50,556	$895	$-	$51,451
Mortgage-backed securities	66,777	824	(617)	66,984
State and political subdivisions	29,259	459	(129)	29,589
Corporate securities	1,116	-	(299)	817
Other equity securities	415	12	(19)	408
	$148,123	$2,190	$(1,064)	$149,249
Securities to be held to maturity
U.S. Treasury and agency	$7,973	$39	$(184)	$7,828
Mortgage-backed securities	69,756	2,947	(126)	72,577
State and political subdivisions	52,013	2,007	(326)	53,694
Corporate securities	150	-	-	150
	$129,892	$4,993	$(636)	$134,249

The following table summarizes the amortized cost and estimated fair value at December 31, 2009:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$31,022	$90	$(153)	$30,959
Mortgage-backed securities	31,254	133	(239)	31,148
State and political subdivisions	18,219	414	(119)	18,514
Corporate securities	1,120	-	(302)	818
Other equity securities	414	6	(21)	399
	$82,029	$643	$(834)	$81,838
Securities to be held to maturity
U.S. Treasury and agency	$39,099	$142	$(554)	$38,687
Mortgage-backed securities	90,193	1,839	(363)	91,669
State and political subdivisions	61,095	1,603	(366)	62,332
Corporate securities	150	-	-	150
	$190,537	$3,584	$(1,283)	$192,838

The following table summarizes the contractual maturities of investment securities at June 30, 2010:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,200	$1,217
Due in 1 to 5 years	3,506	3,721	6,014	6,343
Due in 5 to 10 years	2,680	2,746	15,226	15,981
Due after 10 years	141,522	142,374	107,452	110,708
Equity securities	415	408	-	-
	$148,123	$149,249	$129,892	$134,249

The following table summarizes the contractual maturities of investment securities at December 31, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$330	$335
Due in 1 to 5 years	18,144	18,381	7,934	8,245
Due in 5 to 10 years	3,671	3,783	15,020	15,591
Due after 10 years	59,800	59,275	167,253	168,667
Equity securities	414	399	-	-
	$82,029	$81,838	$190,537	$192,838

At June 30, 2010, securities with a fair value of $109.1 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154.0 million as of December 31, 2009 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months ended June 30, 2010 and 2009:

In thousands of dollars	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Proceeds from sales	$202	$2,914
Gross gains	$2	$18
Gross losses	-	(166)
Net gain/(loss)	$2	$(148)
Related income taxes	$1	$(52)

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2010, there were 44 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which nine had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2010 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$5,659	$(184)	$-	$-	$5,659	$(184)
Mortgage-backed securities	28,511	(704)	2,339	(39)	30,850	(743)
State and political subdivisions	12,266	(140)	1,410	(315)	13,676	(455)
Corporate securities	-	-	817	(299)	817	(299)
Other equity securities	-	(1)	47	(18)	47	(19)
	$46,436	$(1,029)	$4,613	$(671)	$51,049	$(1,700)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2010 and December 31, 2009, the Bank’s investment in FHLB stock totaled $14.0 million.
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
The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010. FHLB’s net income for the second quarter of 2010 was $18.7 million, a $22.9 million increase from a net loss of $4.2 million in the second quarter of 2009. The increase was primarily due to a $40.1 million decrease in the credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities, partially offset by factors including a $9.6 million decrease in net interest income after provision for credit losses, a $4.7 million increase in REFCorp assessments, and a $2.1 million increase in Affordable Housing Program contributions. Credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities were $30.4 million for the second quarter of 2010, a $40.1 million, or 56.8 percent, decrease from the $70.5 million recorded in the second quarter of 2009. The reduction in credit losses attributable to other-than-temporary impairment, compared with the second quarter of 2009, primarily reflects the relative stabilization in factors, such as home prices and unemployment rates, that affect the expected performance of the mortgage loans underlying FHLB’s private-label mortgage-backed securities.
The Bank periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2010. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of June 30, 2010, December 31, 2009 and June 30, 2009:

In thousands of dollars	June 30, 2010		December 31, 2009		June 30, 2009
Commercial
Real estate	$260,799	28.0%	$240,178	25.2%	$241,291	24.6%
Construction	35,932	3.9%	48,714	5.1%	49,768	5.1%
Other	113,831	12.2%	114,486	12.0%	128,597	13.1%
Municipal	23,795	2.6%	45,952	4.8%	44,004	4.5%
Residential
Term	359,774	38.4%	367,267	38.7%	391,475	39.7%
Construction	18,302	2.0%	17,361	1.8%	18,691	1.9%
Home equity line of credit	100,450	10.8%	94,324	9.9%	87,079	8.9%
Consumer	19,127	2.1%	24,210	2.5%	21,431	2.2%
Total loans	$932,010	100.0%	$952,492	100.0%	$982,336	100.0%

Loan balances include net deferred loan costs of $1.4 million as of June 30, 2010 and December 31, 2009. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $284.7 million at June 30, 2010 and $295.1 million at December 31, 2009, were used to collateralize borrowings from the FHLB.

Transactions in the allowance for loan losses for the six months ended June, 2010 and 2009 were as follows:

In thousands of dollars	June 30, 2010	June 30, 2009
Balance at beginning of year	$13,637	$8,800
Provision charged to operating expenses	4,500	4,600
	18,137	13,400
Loans charged off	(4,138)	(1,724)
Recoveries on loans	166	76
Net loans charged off	(3,972)	(1,648)
Balance at end of period	$14,165	$11,752

Loans on non-accrual status totaled $23.6 million at June 30, 2010, $18.6 million at December 31, 2009 and $15.4 million at June 30, 2009. Loans past due greater than 90 days which are accruing interest totaled $1.4 million at June 30, 2010, $1.2 million at December 31, 2009 and $4.5 million at June 30, 2009. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Information regarding impaired loans is as follows:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Balance of impaired loans	$26,599	$25,843	$15,409
Less portion for which no allowance for loan losses is allocated	(16,644)	(13,682)	(5,689)
Portion of impaired loan balance for which an allowance for loan losses is allocated	9,955	12,161	9,720
Portion of allowance for loan losses allocated to the impaired loan balance	$2,062	$2,196	$2,689

Note 4 – Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). This reserves 400,000 shares of Common Stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation. As of June 30, 2010, no awards had been granted under the 2010 Plan.
The Company established a shareholder-approved stock option plan in 1995 (the “1995 Plan”), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The option price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option’s maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted.
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As a result, $19,000 in compensation cost is included in the Company’s financial statements for the first six months of 2010 for options granted under the 1995 Plan. The unrecognized compensation cost to be amortized over a weighted average remaining vesting period of six months is $19,000, which is for 21,000 options granted in 2005. The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’

maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.
The following table summarizes the non-vested options as of June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	21,000	$4.41
Granted in 2010	-	-
Vested in 2010	(21,000)	4.41
Forfeited in 2010	-	-
Non-vested at June 30, 2010	-	$-

During 2010, no options have been exercised. A summary of the status of the Stock Option Plan as of June 30, 2010 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	55,500	$15.89
Granted in 2010	-	-
Exercised in 2010	-	-
Forfeited in 2010	-	-
Outstanding at June 30, 2010	55,500	$15.89	3.8	$51
Exercisable at June 30, 2010	55,500	$15.89	3.8	$51

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

Note 6 – Common Stock

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program (“the CPP”), its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2010, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2010 and 2009:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2010
Net income as reported	$5,844
Less dividends and amortization of premium on preferred stock	674
Basic EPS: Income available to common shareholders	5,170	9,753,500	$0.53
Effect of dilutive securities: incentive stock options and warrants		5,009
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,170	9,758,509	$0.53
For the six months ended June 30, 2009
Net income as reported	$7,490
Less dividends and amortization of premium on preferred stock	488
Basic EPS: Income available to common shareholders	7,002	9,712,252	$0.72
Effect of dilutive securities: incentive stock options		16,951
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,002	9,729,203	$0.72

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2010 and 2009:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2010
Net income as reported	$3,160
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	2,823	9,756,907	$0.29
Effect of dilutive securities: incentive stock options		5,128
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,823	9,762,035	$0.29
For the quarter ended June 30, 2009
Net income as reported	$3,762
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	3,425	9,718,650	$0.35
Effect of dilutive securities: incentive stock options		21,626
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,425	9,740,276	$0.35

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the CPP. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of options and warrants outstanding as of June 30, 2010 and 2009 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of June 30, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of June 30, 2009
Incentive stock options	73,500	73,500	-
Warrants issued to U.S. Treasury	225,904	225,904	-
Total dilutive securities	299,404	299,404	-

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2009. The amount for 2010 has not been established. The expense related to the 401(k) plan was $169,000 for each of the six month periods ended June 30, 2010 and 2009.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $114,000 and $88,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the associated accrued liability was $1,509,000 compared to $1,418,000 and $1,325,000 at December 31, 2009 and June 30, 2009, respectively.

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

	For the six months ended June 30,
In thousands of dollars	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,962	$1,990
Service cost	11	8
Interest cost	67	68
Benefits paid	(74)	(78)
Benefit obligation at end of period	1,966	1,988
Funded status
Benefit obligation at end of period	(1,966)	(1,988)
Accrued benefit cost at end of period	$(1,966)	$(1,988)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For three months ended June 30,
In thousands of dollars	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$11	$8	$6	$4
Interest cost	67	68	33	34
Amortization of unrecognized transition obligation	14	14	7	7
Amortization of prior service credit	(1)	(2)	-	(1)
Amortization of accumulated losses	12	10	7	5
Net periodic benefit cost	$103	$98	$53	$49

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Unamortized net actuarial loss	$(233)	$(233)	$(296)
Unrecognized transition obligation	(78)	(92)	(107)
	(311)	(325)	(403)
Deferred tax benefit at 35%	109	114	141
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(202)	$(211)	$(262)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2010 are $37,000 and the expected benefit payments for all of 2010 are $148,000. There is no expected contribution for 2010. Plan expense for 2010 is estimated to be $175,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2009, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2010, the prepayment assumption using the PSA model was 259, which translates into an anticipated prepayment rate of 15.54%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2010 and 2009, servicing rights capitalized totaled $237,000 and $866,000, respectively. Servicing rights capitalized for the three month periods ended June 30, 2010 and 2009, were $118,000 and $580,000 respectively. Servicing rights amortized for the six month periods ended June 30, 2010 and 2009, were $199,000 and $567,000, respectively. Servicing rights amortized for the three month periods ended June 30, 2010 and 2009, were $99,000 and $430,000, respectively. The fair value of servicing rights was $1,250,000, $1,199,000 and $1,026,000 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. At June 30, 2010 and 2009, the Bank serviced loans for others totaling $236.4 million and $206.2 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Mortgage servicing rights	$5,323	$5,086	$4,694
Accumulated amortization	(4,013)	(3,814)	(3,594)
Impairment reserve	(60)	(73)	(74)
	$1,250	$1,199	$1,026

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	At June 30, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$51,451	$-	$51,451
Mortgage-backed securities	-	66,984	-	66,984
State and political subdivisions	-	29,589	-	29,589
Corporate securities	-	817	-	817
Other equity securities	-	408	-	408
Total assets	$-	$149,249	$-	$149,249

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$30,959	$-	$30,959
Mortgage-backed securities	-	31,148	-	31,148
State and political subdivisions	-	18,514	-	18,514
Corporate securities	-	818	-	818
Other equity securities	-	399	-	399
Total assets	$-	$81,838	$-	$81,838

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
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $588,000 at June 30, 2010 and $583,000 at December 31, 2009. Impaired loans are presented net of a related specific allowance for loan losses of $2.1 million at June 30, 2010 and $2.2 million at December 31, 2009.

	At June 30, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,250	$-	$1,250
Loans held for sale	-	3,426	-	3,426
Other real estate owned	-	4,794	-	4,794
Impaired loans	-	7,893	-	7,893
Total assets	$-	$17,363	$-	$17,363

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,199	$-	$1,199
Loans held for sale	-	2,876	-	2,876
Other real estate owned	-	5,345	-	5,345
Impaired loans	-	9,965	-	9,965
Total assets	$-	$19,385	$-	$19,385

FASB ASC Topic 825 “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The estimated fair values for financial instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
In thousands of dollars	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$22,219	$22,219	$15,332	$15,332
Securities available for sale	149,249	149,249	81,838	81,838
Securities to be held to maturity	129,892	134,249	190,537	192,838
Federal Home Loan Bank and Federal Reserve Bank stock	15,443	15,443	15,443	15,443
Loans held for sale	3,426	3,426	2,876	2,876
Loans (net of allowance for loan losses)	917,845	927,497	938,855	938,095
Accrued interest receivable	6,536	6,536	4,889	4,889
Financial liabilities
Deposits	$949,501	$942,458	$922,667	$877,883
Borrowed funds	213,944	220,746	249,778	255,292
Accrued interest payable	1,135	1,135	1,078	1,078

The fair value estimates, methods, and assumptions for the Company’s financial instruments are set forth below.

Cash and Cash Equivalents
The carrying values of cash equivalents and due from banks approximate their relative fair values.

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

Note 14 – Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.
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
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 “Intangibles – Goodwill and Other.” Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate. The valuation includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.
Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation or other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

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
In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2010 and 2009.

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2010	2009	2010	2009
Net interest income, as presented	$19,978	$22,510	$9,957	$11,437
Effect of tax-exempt income	1,127	1,170	567	596
Net interest income, tax equivalent	$21,105	$23,680	$10,524	$12,033

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

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2010	2009	2010	2009
Non-interest expense, as presented	$12,177	$13,021	$5,895	$6,234
Net securities losses	-	(148)	-	(6)
Other than temporary impairment charge	-	(916)	-	-
Adjusted non-interest expense	12,177	11,957	5,895	6,228
Net interest income, as presented	19,978	22,510	9,957	11,437
Effect of tax-exempt income	1,127	1,170	567	596
Non-interest income, as presented	4,457	5,549	2,282	2,963
Effect of non-interest tax-exempt income	94	92	47	46
Net securities gains	2	-	-	-
Adjusted net interest income plus non-interest income	$25,658	$29,321	$12,853	$15,042
Non-GAAP efficiency ratio	47.46%	40.78%	45.86%	41.40%
GAAP efficiency ratio	49.83%	46.41%	48.17%	43.29%

The Company presents certain information based upon tangible average shareholders’ equity instead of total average shareholders’ equity. The difference between these measures is the Company’s intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders’ equity to the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles:

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2010	2009	2010	2009
Average shareholders' equity, as presented	$150,289	$144,927	$150,759	$147,343
Intangible assets	27,684	27,684	27,684	27,684
Tangible average shareholders' equity	$122,605	$117,243	$123,075	$119,659

Executive Summary

Net income for the first six months of 2010 was $5.8 million, down $1.6 million or 22.0% from the $7.5 million posted for the same period in 2009. Earnings per common share on a fully diluted basis were $0.53 for the six-months ended June 30, 2010, down $0.19 or 26.4% from the $0.72 posted for the same period in 2009. For the quarter ended June 30,  2010, net income was $3.2 million, down $0.6 million or 16.0% from the $3.8 million posted for the same period in 2009. Earnings per common share on a fully diluted basis were $0.29 for the quarter ended June 30, 2010, down $0.06 or 17.1% from the $0.35 posted for the same period in 2009. Although the quarterly and year-to-date earnings are below the comparable periods last year, the Company saw a $476,000 increase in earnings from the previous quarter, making net income posted for the quarter ended June 30, 2010, the highest since the second quarter of 2009.
Net interest income was down $1.5 million in the second quarter of 2010 compared to the same period in 2009, however it was down only slightly from the previous quarter. Year-to-date, net interest income is down $2.5 million from the same period in 2009. The variance for both the quarter and year-to-date when compared to 2009 was primarily due to multiple factors which resulted in a decline in our net interest margin. On the asset side of the balance sheet, interest income has been lower as loans and investments continue to reprice downward in this prolonged low-rate environment. Our earning assets in the loan portfolio have declined as mortgages which refinanced to very low fixed rates have been sold to the secondary market. On the liability side, we took advantage of historically low interest rates and extended the maturity of wholesale funding to reduce interest rate risk, resulting in higher interest expense.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past two years has somewhat stabilized in the past two quarters. Non-performing loans stood at 2.53% on June 30, 2010 compared to 2.46% of total loans on March 31, 2010 and 1.95% on December 31, 2009. This compares favorably to nonperforming loans at 3.65% for our peer group as of March 31, 2010, the latest peer data available. Net chargeoffs were $4.0 million or 0.86% of average loans on an annualized basis for the first six months of 2010. This compares to net chargeoffs of $1.6 million or 0.34% of average loans on an annualized basis for the first six months of 2009.
The slump in the housing market is continuing and unemployment is at 9.5%. Fortunately, the unemployment rate in Maine, at 8.0%, is somewhat better than the national average. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well. We provisioned $4.5 million for loan losses in the first half of 2010, down $100,000 from the $4.6 million provision made in the first half of 2009. As a result, the allowance for loan losses has increased $528,000 or 3.9% year-to-date and now stands at 1.52% of outstanding loans compared to 1.43% at December 31, 2009 and 1.20% at June 30, 2009.
Total assets have decreased $5.1 million or 0.4% year-to-date. The loan portfolio is down $20.5 million or 2.2%, with a drop due to refinancing of mortgages to very low fixed rates that have been sold to the secondary market. The investment portfolio is up $6.8 million or 2.4% year-to-date. On the liability side of the balance sheet, low-cost deposits have increased $20.9 million or 8.4% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit are up $9.6 million or 4.2%
Remaining well capitalized remains a top priority for The First Bancorp. In the past year and a half, the Company’s total risk-based capital has increased from 11.13% to 15.37%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions.
The Company’s operating ratios remain good, with a return on average tangible common equity of 12.87% for the quarter ended June 30, 2010 compared to 15.86% for the same period in 2009. Based upon March 31, 2010 data, our return on average equity was in the top 30% of all banks in our peer group, which had an average return of 3.28%. Our efficiency ratio continues to be an important component in our overall performance; it slipped to 45.86% for the second quarter compared to 41.40% for the same period in 2009. This was the result of lower revenues and not due to a significant increase in operating expenses. As of March 31, 2010, the average efficiency ratio for our peer group was 67.67%, which put us in the top 10% of all banks in the peer group.

Net Interest Income

Total interest income of $28.3 million for the six months ended June 30, 2010 is a 13.8% decrease from total interest income of $32.9 million in the comparable period of 2009. Total interest expense of $8.4 million for the first six months of 2010 is a 19.2% decrease from total interest expense of $10.4 million for the first six months of 2009. As a result, net interest income decreased 11.2% or $2.5 million to $20.0 million for the six months ended June 30, 2010, from the $22.5 million reported for the same period in 2009. The Company’s net interest margin on a tax-equivalent basis decreased from 3.68% in the first six months of 2009 to 3.41% for the six months ended June 30, 2010. This decrease was due to lower interest income as loans and investments continue to reprice downward, the previously noted decline in the mortgage loan portfolio, and extended maturities in wholesale funding. Tax-exempt interest income amounted to $2.1 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.
Total interest income of $14.2 million for the quarter ended June 30, 2010 is a 12.5% decrease from total interest income of $16.3 million in the same period in 2009. Total interest expense of $4.3 million for the quarter ended June 30, 2010 is a 11.5% decrease from total interest expense of $4.8 million in the comparable period of 2009. As a result, net interest income decreased 12.9% or $1.5 million to $10.0 million for the quarter ended June 30, 2010, from the $11.4 million reported for the same period in 2009. The Company’s net interest margin on a tax-equivalent basis decreased from 3.69% for the quarter end June 30, 2009 to 3.35% for the quarter ended June 30, 2010. Tax-exempt interest income amounted to $1.1 million for the quarters ended June 30, 2010 and 2009.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2010 and 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.

For the six months ended	June 30, 2010		June 30, 2009
In thousands of dollars	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.00%	$-	0.00%
Investments	7,023	4.58%	8,132	5.32%
Loans held for sale	74	4.39%	45	5.03%
Loans	22,376	4.82%	25,862	5.28%
Total interest-earning assets	29,475	4.76%	34,039	5.29%
Interest-bearing liabilities
Deposits	5,051	1.15%	6,694	1.51%
Other borrowings	3,319	2.91%	3,665	2.79%
Total interest-bearing liabilities	8,370	1.51%	10,359	1.80%
Net interest income	$21,105		$23,680
Interest rate spread		3.24%		3.49%
Net interest margin		3.41%		3.68%

For the quarters ended	June 30, 2010		June 30, 2009
In thousands of dollars	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$-	0.00%	$-	0.00%
Investments	3,607	4.53%	4,047	5.10%
Loans held for sale	41	4.47%	22	4.50%
Loans	11,134	4.77%	12,778	5.18%
Total interest-earning assets	14,782	4.71%	16,847	5.16%
Interest-bearing liabilities
Deposits	2,571	1.15%	3,049	1.32%
Other borrowings	1,687	2.95%	1,765	2.88%
Total interest-bearing liabilities	4,258	1.52%	4,814	1.65%
Net interest income	$10,524		$12,033
Interest rate spread		3.19%		3.51%
Net interest margin		3.35%		3.69%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the six months and quarters ended June 30, 2010 compared to 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.
For the six months ended June 30, 2010 compared to 2009
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$2	$2
Investment securities	28	(1,133)	(4)	(1,109)
Loans held for sale	40	(6)	(5)	29
Loans	(1,332)	(2,271)	117	(3,486)
Total interest income	(1,264)	(3,410)	110	(4,564)
Interest expense
Deposits	(82)	(1,580)	19	(1,643)
Other borrowings2	(482)	156	(20)	(346)
Total interest expense	(564)	(1,424)	(1)	(1,989)
Change in net interest income	$(700)	$(1,986)	$111	$(2,575)

For the quarters ended June 30, 2010 compared to 2009
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$-	$-
Investment securities	9	(448)	(1)	(440)
Loans held for sale	19	-	-	19
Loans	(677)	(1,021)	54	(1,644)
Total interest income	(649)	(1,469)	53	(2,065)
Interest expense
Deposits	(102)	(389)	13	(478)
Other borrowings2	(120)	45	(3)	(78)
Total interest expense	(222)	(344)	10	(556)
Change in net interest income	$(427)	$(1,125)	$43	$(1,509)
1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six-month periods and quarters ended June 30, 2010 and 2009.

	For the six months ended		For the quarters ended
In thousands of dollars	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Assets
Cash and due from banks	$14,456	$13,585	$13,535	$13,890
Overnight funds sold	-	-	-	-
Securities available for sale	128,387	16,313	149,171	19,595
Securities to be held to maturity	165,321	277,068	154,517	284,127
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,443	14,693	15,443	14,693
Loans held for sale (fair value approximates cost)	3,401	1,805	3,677	1,960
Loans	936,648	987,508	936,807	989,221
Allowance for loan losses	(14,484)	(9,745)	(14,741)	(10,216)
Net loans	922,164	977,763	922,066	979,005
Accrued interest receivable	5,674	6,554	5,987	6,772
Premises and equipment	18,261	17,588	18,302	18,764
Other real estate owned	5,639	2,540	5,625	2,612
Goodwill	27,684	27,684	27,684	27,684
Other assets	29,298	19,775	29,210	19,650
Total Assets	$1,335,728	$1,375,368	$1,345,217	$1,388,752

Liabilities & Stockholders’ Equity
Demand deposits	$61,138	$60,188	$60,518	$58,887
NOW deposits	114,886	104,124	114,588	105,229
Money market deposits	85,152	115,618	79,960	111,265
Savings deposits	93,674	84,277	94,442	86,177
Certificates of deposit	223,602	233,689	229,737	235,844
Certificates $100,000 to $250,000	317,357	307,577	325,802	336,426
Certificates $250,000 and over	49,842	50,257	49,842	50,257
Total deposits	945,651	955,730	954,889	984,085
Borrowed funds	229,676	264,439	228,992	245,681
Dividends payable	987	889	998	874
Other liabilities	9,125	9,383	9,579	10,769
Total Liabilities	1,185,439	1,230,441	1,194,458	1,241,409
Shareholders' Equity:
Preferred stock	24,606	23,895	24,631	24,532
Common stock	97	97	98	97
Additional paid-in capital	45,187	44,575	45,271	44,909
Retained earnings	80,518	77,159	80,811	78,321
Net unrealized gains (losses) on available-for-sale securities	89	(530)	155	(250)
Net unrealized loss on postretirement benefit costs	(208)	(269)	(207)	(266)
Total Stockholders’ Equity	150,289	144,927	150,759	147,343
Total Liabilities & Stockholders' Equity	$1,335,728	$1,375,368	$1,345,217	$1,388,752

Non-Interest Income

Non-interest income was $4.5 million for the six months ended June 30, 2010, a decrease of 19.7% from the $5.5 million reported for the first six months of 2009. This decrease was attributable to mortgage origination and servicing income, which decreased $0.9 million or 60.3% as a result of a lower volume of residential mortgages refinancing and these loans being sold to the secondary market. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $730,000 in revenues which were recognized in the first six months of 2009 were not repeated in 2010. Non-interest income was $2.3 million for the quarter ended June 30, 2010, a decrease of 23.0% from the $3.0 million reported for the quarter end June 30, 2009. This decrease was attributable to mortgage origination and merchant credit card income as mentioned above.

Non-Interest Expense

Non-interest expense of $12.2 million for the six months ended June 30, 2010 is a decrease of 6.5% compared to non-interest expense of $13.0 million for the same period in 2009. This decrease was partly attributable to an other-than-temporary impairment charge of $0.9 million recorded during the first quarter of 2009 that did not recur in 2010. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $723,000 in expense that was recognized in the first six months of 2009 were not repeated in 2010. Non-interest expense of $5.9 million for the quarter ended June 30, 2010 is a decrease of 5.4% compared to non-interest expense of $6.2 million for the same period in 2009. This decrease was attributable to a decrease in other operating expense for the quarter. The Company’s efficiency ratio was 47.46% for the first six months of 2010 compared to 40.78% for the first six months of 2009. This decline was the result of the decrease in both net interest income and non-interest income previously discussed, despite a decrease in non-interest expense.

Income Taxes

Income taxes on operating earnings were $1.9 million for the six months ended June 30, 2010, down $1.0 million from the same period in 2009, and $1.1 million for the quarter ended June 30, 2010, down $0.4 million for the same period in 2009. This is in line with the decrease in the Company’s level of income before taxes plus the purchase of additional New Markets Tax Credits in the second quarter of 2009.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2009.

Investments

The Company’s investment portfolio increased by $6.8 million or 2.4% between December 31, 2009, and June 30, 2010. The growth in the portfolio in the six months of 2010 was in securities issued by state and political subdivisions and GNMA mortgage-backed securities.
The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities. As securities matured or were called, we continued to lower liquidity risk as new securities were purchased by shifting the investment portfolio to securities available for sale from held to maturity securities, which were 53.5% and 46.5%, respectively, at June 30, 2010, compared to 30.0% and 70.0%, respectively at December 31, 2009 and 12.7% and 87.3%, respectively, at June 30, 2009.
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
The following table sets forth the Company’s investment securities at their carrying amounts as of June 30, 2010 and 2009 and December 31, 2009.

In thousands of dollars	June 30, 2010	December 31, 2009	June 30,2009
Securities available for sale
U.S. Treasury and agency	$51,451	$30,959	$9,600
Mortgage-backed securities	66,984	31,148	14,945
State and political subdivisions	29,589	18,514	10,083
Corporate securities	817	818	1,075
Other equity securities	408	399	269
	$149,249	$81,838	$35,972
Securities to be held to maturity
U.S. Treasury and agency	$7,973	$39,099	$65,234
Mortgage-backed securities	69,756	90,193	119,217
State and political subdivisions	52,013	61,095	63,026
Corporate securities	150	150	150
	129,892	190,537	247,627
Total securities	$279,141	$272,375	$283,599

The following table sets forth yields and expected maturities of the Company’s investment securities as of June 30, 2010. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
In thousands of dollars	Fair Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	51,451	4.76%	7,973	6.14%
Total	51,451	4.76%	7,973	6.14%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	5	6.03%
Due in 1 to 5 years	59	5.71%	1,302	4.16%
Due in 5 to 10 years	78	8.50%	1,104	5.87%
Due after 10 years	66,847	4.03%	67,345	3.97%
Total	66,984	4.03%	69,756	4.00%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	1,045	7.44%
Due in 1 to 5 years	3,662	7.29%	4,712	6.25%
Due in 5 to 10 years	2,668	7.46%	14,122	6.49%
Due after 10 years	23,259	6.25%	32,134	6.38%
Total	29,589	6.49%	52,013	6.42%
Corporate Securities
Due in 1 year or less	-	0.00%	150	1.50%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	817	1.34%	-	0.00%
Total	817	1.34%	150	1.50%
Equity Securities	408	2.53%
	$149,249	4.75%	$129,892	5.10%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2010 amounted to $1.7 million, or 0.6% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount was $2.1 million, or 0.8% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income.
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
As of June 30, 2010, the Company had temporarily impaired securities with a fair value of $51.0 million and unrealized losses of $1.7 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $4.6 million as of June 30, 2010, compared with $2.2 million at December 31, 2009. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$5,659	$(184)	$-	$-	$5,659	$(184)
Mortgage-backed securities	28,511	(704)	2,339	(39)	30,850	(743)
State and political subdivisions	12,266	(140)	1,410	(315)	13,676	(455)
Corporate securities	-	-	817	(299)	817	(299)
Other equity securities	-	(1)	47	(18)	47	(19)
	$46,436	$(1,029)	$4,613	$(671)	$51,049	$(1,700)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of June 30, 2010, the total unrealized losses on these securities amounted to $184,000, compared with $707,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2010 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2010, the total unrealized losses on these securities amounted to $743,000, compared with $602,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2010 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of June 30, 2010, the total unrealized losses on municipal securities amounted to $455,000, compared with $485,000 at December 31, 2009. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At June 30, 2010 all municipal bond issuers were current on contractually obligated interest and principal payments. The

Company attributes the unrealized losses at June 30, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of June 30, 2010, the total unrealized losses on corporate securities amounted to $299,000, compared with $302,000 at December 31, 2009. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2010 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at June 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2010 and December 31, 2009, the Bank’s investment in FHLB stock totaled $14.0 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.
The FHLB has announced that dividend payments for 2010 are unlikely and the Bank will likely have no dividend income on its FHLB stock in 2010. FHLB’s net income for the second quarter of 2010 was $18.7 million, a $22.9 million increase from a net loss of $4.2 million in the second quarter of 2009. The increase was primarily due to a $40.1 million decrease in the credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities, partially offset by factors including a $9.6 million decrease in net interest income after provision for credit losses, a $4.7 million increase in REFCorp assessments, and a $2.1 million increase in Affordable Housing Program contributions. Credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities were $30.4 million for the second quarter of 2010, a $40.1 million, or 56.8 percent, decrease from the $70.5 million recorded in the second quarter of 2009. The reduction in credit losses attributable to other-than-temporary impairment, compared with the second quarter of 2009, primarily reflects the relative stabilization in factors, such as home prices and unemployment rates, that affect the expected performance of the mortgage loans underlying FHLB’s private-label mortgage-backed securities.
The Bank periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2010. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $3.4 million at June 30, 2010 compared with $2.9 million at December 31, 2009 and $3.2 million at June 30, 2009. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio declined in the first six months of 2010, with total loans at $932.0 million at June 30, 2010, down $20.5 million or 2.2% from total loans of $952.5 million at December 31, 2009. While commercial loans increased $7.2 million or 1.8% between December 31, 2009 and June 30, 2010, municipal loans decreased by $22.2 million or 48.2% as a result of an anticipated payoff. Residential term loans decreased $7.5 million or 2.0% during the same period as a result of borrowers refinancing home mortage loans which were sold to the secondary market.
Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 45.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 99.0% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at June 30, 2010 and 2009 and December 31, 2009.

In thousands of dollars	June 30, 2010		December 31, 2009		June 30, 2009
Commercial
Real estate	$260,799	28.0%	$240,178	25.2%	$241,291	24.6%
Construction	35,932	3.9%	48,714	5.1%	49,768	5.1%
Other	113,831	12.2%	114,486	12.0%	128,597	13.1%
Municipal	23,795	2.6%	45,952	4.8%	44,004	4.5%
Residential
Term	359,774	38.4%	367,267	38.7%	391,475	39.7%
Construction	18,302	2.0%	17,361	1.8%	18,691	1.9%
Home equity line of credit	100,450	10.8%	94,324	9.9%	87,079	8.9%
Consumer	19,127	2.1%	24,210	2.5%	21,431	2.2%
Total loans	$932,010	100.0%	$952,492	100.0%	$982,336	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of June 30, 2010:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$12,661	$10,966	$24,223	$212,949	$260,799
Construction	17,303	2,578	388	15,663	35,932
Other	20,816	24,277	32,763	35,975	113,831
Municipal	6,711	2,796	8,228	6,060	23,795
Residential
Term	9,695	12,464	29,840	307,775	359,774
Construction	9,838	486	314	7,664	18,302
Home equity line of credit	1,174	681	1,117	97,478	100,450
Consumer	7,011	8,294	1,158	2,664	19,127
Total loans	$85,209	$62,542	$98,031	$686,228	$932,010

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of June 30, 2010.

	Fixed-Rate		Adjustable-Rate		Total
In thousands of dollars	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$53,186	5.7%	$207,613	22.3%	$260,799	28.0%
Construction	7,434	0.8%	28,498	3.1%	35,932	3.9%
Other	56,214	6.0%	57,617	6.2%	113,831	12.2%
Municipal	20,108	2.1%	3,687	0.4%	23,795	2.6%
Residential
Term	129,087	13.9%	230,687	24.7%	359,774	38.4%
Construction	5,637	0.6%	12,665	1.4%	18,302	2.0%
Home equity line of credit	2,398	0.3%	98,052	10.5%	100,450	10.8%
Consumer	15,968	1.7%	3,159	0.3%	19,127	2.1%
Total loans	$290,032	31.1%	$641,978	68.9%	$932,010	100.0%

Loan Concentrations

As of June 30, 2010, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2010, impaired loans with specific reserves totaled $10.0 and the amount of such reserves was $2.1 million. This compares to impaired loans with specific reserves of $12.2 million at December 31, 2009 and the amount of such reserves was $2.2 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2010 is considered by Management to be adequate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The allowance for loan losses totaled $14.2 million at June 30, 2010, compared to $13.6 million and $11.8 million as of December 31, 2009 and June 30, 2009, respectively. The majority of this increase was reflective of negative market trends and other qualitative factors (unallocated reserves) which increased $380,000 in the first six months of 2010 from $1.9 million on December 31, 2009 to $2.2 million on June 30, 2010. Management’s ongoing application of methodologies to establish the allowance include evaluation of non-accrual loans for specific reserves. These specific reserves decreased $244,000 in the first six months of 2010 from $2.2 million at December 31, 2009 to $2.0 million at June 30, 2010. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.
The following table summarizes our allocation of allowance by loan type as of June 30, 2010 and 2009 and December 31, 2009. The percentages are the portion of each loan type to total loans.

In thousands of dollars	June 30, 2010		December 31, 2009		June 30, 2009
Commercial
Real estate	$5,553	28.0%	$5,297	25.2%	$4,407	24.6%
Construction	708	3.9%	896	5.1%	710	5.1%
Other	2,796	12.2%	3,095	12.0%	2,925	13.1%
Municipal	21	2.6%	23	4.8%	22	4.5%
Residential
Term	1,270	38.4%	1,197	38.7%	1,319	39.7%
Construction	361	2.0%	43	1.8%	39	1.9%
Home equity line of credit	488	10.8%	515	9.9%	531	8.9%
Consumer	733	2.1%	716	2.5%	654	2.2%
Unallocated	2,235	0.0%	1,855	0.0%	1,145	0.0%
Total	$14,165	100.0%	$13,637	100.0%	$11,752	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $4.5 million for the first six months of 2010 as compared to $4.6 million for the first six months of 2009. Net chargeoffs were $4.0 million in the first six months of 2010 compared to net chargeoffs of $1.6 million in the first six months of 2009. Our allowance as a percentage of outstanding loans has increased from 1.43% as of December 31, 2009 to 1.52% as of June 30, 2010, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Balance at beginning of year	$13,637	$8,800	$8,800
Loans charged off:
Commercial
Real estate	2,678	2,430	317
Construction	175	-	-
Other	566	2,329	848
Municipal	-	-	-
Residential
Term	291	1,767	225
Construction	-	47	47
Home equity line of credit	8	177	46
Consumer	420	826	241
Total	4,138	7,576	1,724
Recoveries on loans previously charged off
Commercial
Real estate	2	-	-
Construction	-	-	-
Other	29	79	24
Municipal	-	-	-
Residential	-
Term	2	59	2
Construction	-	-	-
Home equity line of credit	-	1	-
Consumer	133	114	50
Total	166	253	76
Net loans charged off	3,972	7,323	1,648
Provision for loan losses	4,500	12,160	4,600
Balance at end of period	$14,165	$13,637	$11,752
Ratio of net loans charged off to average loans outstanding	0.86%	0.75%	0.34%
Ratio of allowance for loan losses to total loans outstanding	1.52%	1.43%	1.20%

Management believes the allowance for loan losses is adequate as of June 30, 2010. In Management’s opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

Nonperforming Loans

Nonperforming loans are comprised of loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan becomes 90 days past due, it is evaluated for collateral dependency based upon the most recent appraisal. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the revised appraisal – typically 30 days for residential loans and 60-90 days for commercial loans – the loan may have an additional specific reserve or write down based upon the new appraisal information.
On an ongoing basis, if a non-performing loan is collateral dependent as its source of repayment, we may have an independent appraisal done periodically, based on the currency of the most recent appraisal and the size of the loan, and an additional specific reserve or write down based upon the new appraisal information will be made if needed. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan. Nonperforming loans, expressed as a percentage of total loans, totaled 2.53% at June 30, 2010 compared to 1.95% at December 31, 2009 and 1.57% at June 30, 2009. The following table shows the distribution of nonperforming loans as of June 30, 2010 and 2009 and December 31, 2009:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Commercial
Real estate	$7,333	$6,198	$7,588
Construction	472	458	-
Other	2,505	2,638	3,220
Municipal	-	-	-
Residential
Term	9,865	5,868	3,112
Construction	2,936	3,182	1,364
Home equity line of credit	170	143	52
Consumer	326	75	72
Total nonperforming loans	$23,607	$18,562	$15,408

Total nonperforming loans does not includes loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of June 30, 2010, loans 90 or more days past due and still accruing interest totaled $1.4 million, compared to $1.2 million and $4.5 million at December 31, 2009 and June 30, 2009, respectively.

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
As of June, 2010 we had 31 loans with a value of $4.8 million that have been restructured. This compares to 52 loans with a value of $8.4 million classified as TDRs as of December 31, 2009 and 23 loans with a balance of $3.8 million classified as TDRs as of June 30, 2009. As of June 30, 2010, eight of the loans classified as TDRs with a total balance of $1.1 million were greater than 30 days past due. As of that date, there was one loan with a balance of $217,000 in the current TDRs in which the borrower had filed for bankruptcy.

Impaired Loans

Impaired loans include non-accrual loans and troubled debt restructured. Impaired loans totaled $26.6 million at June 30, 2010, and have increased $756,000 from December 31, 2009. The number of loans increased by 12 from 183 to 195 during the same period. Impaired commercial loans increased $1.0 million from December 31, 2009 to June 30, 2010. The specific allowance for impaired commercial loans decreased from $1.9 million at December 31, 2009 to $1.3 million as of June 30, 2010, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Impaired residential loans decreased
$538,000 from December 31, 2009 to June 30, 2010, while impaired consumer loans increased $251,000 from December 31, 2009 to June 30, 2010.

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.85% at June 30, 2010, versus 3.14% at December 31, 2009 and 3.04% at June 30, 2009. Loans 90 days delinquent and accruing increased from $1.2 million at December 31, 2009 to $1.4 million as of June 30, 2010. This total is made up of 14 loans, with the largest loan totaling $424,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of June 30, 2010 and 2009 and December 31, 2009:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Commercial
Real estate	$8,014	$9,443	$10,752
Construction	646	458	270
Other	1,147	3,607	3,692
Municipal	-	-	-
Residential
Term	13,344	11,747	13,718
Construction	1,166	3,182	-
Home equity line of credit	1,574	682	951
Consumer	628	775	498
Total	$26,519	$29,894	$29,881
Loans 30-89 days past due to total loans	0.96%	1.26%	1.37%
Loans 90+ days past due and accruing to total loans	0.15%	0.12%	0.46%
Loans 90+ days past due on non-accrual to total loans	1.74%	1.76%	1.21%
Total past due loans to total loans	2.85%	3.14%	3.04%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At June 30, 2010, there were 14 potential problem loans with a balance of $1.3 million or 0.14% of total loans. This compares to 28 loans with a balance of $8.7 million or 0.9% of total loans at December 31, 2009.
As of June 30, 2010, there were 36 loans in the process of foreclosure with a total balance of $11.3 million.

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2010, there were 17 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $0.6 million, compared to December 31, 2009 when there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.6 million and June 30, 2009 when there were ten properties owned with a net OREO balance of $2.8 million, net of an allowance for losses of $0.5 million.

The following table presents the composition of other real estate owned:

In thousands of dollars	June 30, 2010	December 31, 2009	June 30, 2009
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	950	1,182	1,152
Other	1,310	1,920	1,001
Municipal	-	-	-
Residential	-	-	-
Term	3,122	2,826	1,094
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,382	$5,928	$3,247
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	400	476	400
Other	-	-	-
Municipal	-	-	-
Residential	-	-	-
Term	188	107	50
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$588	$583	$450
Net Value
Commercial
Real estate	$-	$-	$-
Construction	550	706	752
Other	1,310	1,920	1,001
Municipal	-	-	-
Residential	-	-	-
Term	2,934	2,719	1,044
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$4,794	$5,345	$2,797

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

Liquidity Management

As of June 30, 2010, the Bank had primary sources of liquidity of $231.2 million. It is Management’s opinion this is adequate. The Bank has an additional $173.1 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 70.8% of total average assets in the first six months of 2010. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first six months of 2010, total deposits increased by $26.8 million or 2.9% from December 31, 2009 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $1.4 million or 0.5% in the first six months of 2010, money market deposits declined $17.2 million or 18.2%, and certificates of deposit increased $45.4 million or 8.2%. Between June 30, 2009 and June 30, 2010, total deposits increased by $35.6 million or 3.9%. Low-cost deposits increased by $20.9 million or 8.4%, money market accounts decreased $27.6 million or 26.3%, and certificates of deposit increased $42.2 million or 7.5%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2010, borrowed funds decreased $35.8 million or 14.3% from December 31, 2009, as a result of a shift to wholesale certificates of deposit from Federal Home Loan Bank advances. Between June 30, 2010 and June 30, 2009, borrowed funds decreased by $83.4 million or 28.1%.

Shareholders’ Equity

Shareholders’ equity as of June 30, 2010 was $150.4 million, compared to $147.9 million as of December 31, 2009 and $146.2 million as of June 30, 2009. The Company’s earnings in the first six months of 2010 net of dividends paid, added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, increased by $857,000 from December 31, 2009.
A cash dividend of 19.5 cents per share was declared in the second quarter of 2010 compared to 19.5 cents in the second quarter of 2009. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 67.24% in the second quarter of 2010 compared to 55.71% in the second quarter of 2009. The higher dividend payout ratio in 2010 was due to lower earnings and the resulting impact on earnings per common share. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2010 is this year’s net income plus $11.8 million.
On November 21, 2008, the Company received approval for a $25 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program (“CPP”). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. During the first three years these securities remain outstanding, the Company may increase the dividend on shares of its common stock only with the consent of the U.S. Treasury. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2010, the Company repurchased no common stock.
Regulatory leverage capital ratios for the Company were 9.17% and 9.44% at June 30, 2010 and December 31, 2009, respectively. The Company had a tier one risk-based capital ratio of 14.11% and a tier two risk-based capital ratio of 15.37% at June 30, 2010, compared to 13.70% and 14.96%, respectively, at December 31, 2009. The increase in risk-based capital ratios is the result of addition to retained earnings from net income and a reduction in the Company’s risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2010:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$213,944	103,771	20,000	40,000	50,173
Operating leases	823	194	289	109	231
Certificates of deposit	601,507	386,692	62,554	152,261	-
Total	$816,274	490,657	82,843	192,370	50,404
Unused line, collateralized by residential real estate	$78,083	78,083	-	-	-
Other unused commitments	$50,126	50,126	-	-	-
Standby letters of credit	$1,466	1,466	-	-	-
Commitments to extend credit	$20,869	20,869	-	-	-
Total loan commitments and unused lines of credit	$164,315	164,315	-	-	-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at June 30, 2010 was +12.01% of total assets compared to +0.72% of total assets at December 31, 2009. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of June 30, 2010, is presented in the following table:

	0-90	90-365	1-5	5 +
In thousands of dollars	Days	Days	Years	Years
Investment securities at amortized cost	$52,372	$46,881	$104,767	$73,995
Federal Home Loan Bank and Federal Reserve Bank Stock	-	-	14,031	1,412
Loans held for sale	-	-	-	3,426
Loans	467,702	162,685	250,869	50,754
Other interest-earning assets	-	9,666	-	-
Non-rate-sensitive assets	14,915	-	-	72,800
Total assets	534,989	219,232	369,667	202,387
Interest-bearing deposits	264,185	219,250	195,527	207,718
Borrowed funds	88,774	15,009	55,051	55,110
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	179,151
Total liabilities and equity	354,809	240,109	289,378	441,979
Period gap	$180,180	$(20,877)	$80,289	$(239,592)
Percent of total assets	13.59%	-1.57%	6.05%	-18.07%
Cumulative gap (current)	180,180	159,303	239,592	-
Percent of total assets	13.59%	12.01%	18.07%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.5% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 1.3% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 4.6% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.1% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of June 30, 2010 and December 31, 2009 is presented in the following table:

Changes in Net Interest Income                                                                                     June 30, 2010 December 31, 2009
Year 1
Projected change if rates decrease by 1.0%                                                                                     -0.5% -0.1%
Projected change if rates increase by 2.0%                                                                                     +1.3% -1.0%
Year 2
Projected change if rates decrease by 1.0%                                                                                     -4.6% -0.8%
Projected change if rates increase by 2.0%                                                                                     -1.1% -4.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2010, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2010, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was enacted on July 21, 2010. The Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions. At this time, it is difficult to predict the extent to which the Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.
Other than the additional risk factor mentioned above, there have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2010, the Company repurchased no common stock.

Item 3 – Default Upon Senior Securities

None.

Item 4 – (Removed and Reserved)

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

Date: August 5, 2010

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 5, 2010