Form 10-Q
period 2010-09-30
First Bancorp, Inc /ME/
filed 2010-11-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 8, 2010
Common Stock: 9,770,860 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

In thousands of dollars	For the nine months ended September 30,		For the quarters ended September 30,
except for per share amounts	2010	2009	2010	2009

Summary of Operations
Interest Income	$42,918	$48,093	$14,570	$15,224
Interest Expense	12,687	14,768	4,317	4,409
Net Interest Income	30,231	33,325	10,253	10,815
Provision for Loan Losses	6,300	7,660	1,800	3,060
Non-Interest Income	6,524	8,525	2,067	2,977
Non-Interest Expense	18,405	19,892	6,228	6,872
Net Income	9,039	10,380	3,195	2,890
Per Common Share Data
Basic Earnings per Share	$0.82	$0.98	$0.29	$0.26
Diluted Earnings per Share	0.82	0.98	0.29	0.26
Cash Dividends Declared	0.585	0.585	0.195	0.195
Book Value per Common Share	13.06	12.65	13.06	12.65
Tangible Book Value per Common Share	10.23	9.80	10.23	9.80
Market Value	13.83	18.60	13.83	18.60
Financial Ratios
Return on Average Equity1	9.55%	11.40%	9.88%	9.28%
Return on Average Tangible Equity1,2	12.23%	14.76%	12.60%	11.96%
Return on Average Assets1	0.90%	1.02%	0.93%	0.85%
Average Equity to Average Assets	11.22%	10.69%	11.18%	11.01%
Average Tangible Equity to Average Assets2	9.17%	8.66%	9.16%	8.95%
Net Interest Margin Tax-Equivalent1,2	3.39%	3.65%	3.36%	3.59%
Dividend Payout Ratio	71.34%	59.69%	67.24%	75.00%
Allowance for Loan Losses/Total Loans	1.55%	1.31%	1.55%	1.31%
Non-Performing Loans to Total Loans	2.36%	1.80%	2.36%	1.80%
Non-Performing Assets to Total Assets	1.97%	1.58%	1.97%	1.58%
Efficiency Ratio2	47.68%	43.01%	48.11%	47.54%
At Period End
Total Assets	$1,374,624	$1,331,842	$1,374,624	$1,331,842
Total Loans	918,538	973,823	918,538	973,823
Total Investment Securities	368,859	265,052	368,859	265,052
Total Deposits	986,932	960,072	986,932	960,072
Total Shareholders’ Equity	152,230	147,614	152,230	147,614
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2010 and 2009 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine
November 8, 2010

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Assets
Cash and due from banks	$13,880	$15,332	$16,421
Overnight funds sold	-	-	7,500
Securities available for sale	232,075	81,838	38,575
Securities to be held to maturity (fair value of $126,668 at September 30, 2010, $192,838 at December 31, 2009 and $216,921 at September 30, 2009)	121,341	190,537	211,784
Federal Reserve Bank stock, at cost	1,412	1,412	662
Federal Home Loan Bank stock, at cost	14,031	14,031	14,031
Loans held for sale	1,031	2,876	2,794
Loans	918,538	952,492	973,823
Less allowance for loan losses	14,245	13,637	12,800
Net loans	904,293	938,855	961,023
Accrued interest receivable	5,445	4,889	5,648
Premises and equipment	18,458	18,331	18,357
Other real estate owned	5,338	5,345	2,995
Goodwill	27,684	27,684	27,684
Other assets	29,636	30,264	24,368
Total assets	$1,374,624	$1,331,394	$1,331,842
Liabilities
Demand deposits	$80,695	$66,317	$74,049
NOW deposits	123,899	114,955	112,087
Money market deposits	69,119	94,425	101,352
Savings deposits	102,911	90,873	93,363
Certificates of deposit	610,308	556,097	579,221
Total deposits	986,932	922,667	960,072
Borrowed funds – short term	92,500	149,601	82,882
Borrowed funds – long term	130,172	100,177	130,179
Other liabilities	12,790	11,011	11,095
Total Liabilities	1,222,394	1,183,456	1,184,228
Shareholders' equity
Preferred stock	24,680	24,606	24,582
Common stock	98	97	97
Additional paid-in capital	45,385	45,121	45,003
Retained earnings	80,843	78,450	78,000
Net unrealized gain/(loss) on securities available-for-sale	1,421	(125)	189
Net unrealized loss on postretirement benefit costs	(197)	(211)	(257)
Total shareholders' equity	152,230	147,938	147,614
Total liabilities & shareholders' equity	$1,374,624	$1,331,394	$1,331,842
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,765,631	9,744,170	9,725,405
Book value per common share	$13.06	$12.66	$12.65
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2010	2009	2010	2009
Interest income
Interest and fees on loans	$33,342	$37,704	$11,136	$12,171
Interest on deposits with other banks	5	1	3	1
Interest and dividends on investments	9,571	10,388	3,431	3,052
Total interest income	42,918	48,093	14,570	15,224
Interest expense
Interest on deposits	7,699	9,403	2,648	2,709
Interest on borrowed funds	4,988	5,365	1,669	1,700
Total interest expense	12,687	14,768	4,317	4,409
Net interest income	30,231	33,325	10,253	10,815
Provision for loan losses	6,300	7,660	1,800	3,060
Net interest income after provision for loan losses	23,931	25,665	8,453	7,755
Non-interest income
Investment management and fiduciary income	1,116	998	329	320
Service charges on deposit accounts	2,194	1,754	689	596
Net securities gains	2	-	-	1
Mortgage origination and servicing income	906	1,913	293	370
Other operating income	2,306	3,860	756	1,690
Total non-interest income	6,524	8,525	2,067	2,977
Non-interest expense
Salaries and employee benefits	8,662	7,994	3,109	2,842
Occupancy expense	1,129	1,182	353	348
Furniture and equipment expense	1,671	1,700	550	562
FDIC insurance premiums	1,428	1,276	476	315
Net securities losses	-	147	-	-
Other than temporary impairment charge	-	916	-	-
Amortization of identified intangibles	213	213	71	71
Other operating expense	5,302	6,464	1,669	2,734
Total non-interest expense	18,405	19,892	6,228	6,872
Income before income taxes	12,050	14,298	4,292	3,860
Applicable income taxes	3,011	3,918	1,097	970
NET INCOME	$9,039	$10,380	$3,195	$2,890
Less dividends and amortization of premium on preferred stock	1,011	824	337	337
Net income available to common shareholders	$8,028	$9,556	$2,858	$2,553
Basic earnings per common share	$0.82	$0.98	$0.29	$0.26
Diluted earnings per common share	$0.82	$0.98	$0.29	$0.26
Weighted average number of shares outstanding	9,757,074	9,716,129	9,764,184	9,723,757
Incremental shares	4,707	26,808	4,062	52,629
Cash dividends declared per share	$0.585	$0.585	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary
					Accumulated
		Common stock and			other	Total
In thousands of dollars except	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
number of shares	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2008	$-	9,696,397	44,214	74,057	(1,090)	117,181
Net income	-	-	-	10,380	-	10,380
Net unrealized gain on securities available for sale, net of taxes of $543	-	-	-	-	1,008	1,008
Unrecognized transition obligation for postretirement benefits, net of taxes of $7	-	-	-	-	14	14
Comprehensive income	-	-	-	10,380	1,022	11,402
Cash dividends declared	-	-	-	(6,437)	-	(6,437)
Equity compensation expense	-	-	28	-	-	28
Proceeds from sale of preferred stock	25,000	-	-	-	-	25,000
Premium on issuance of preferred stock	(493)	-	493	-	-	-
Amortization of premium for preferred stock issuance	75	-	(75)	-	-	-
Payment to repurchase common stock	-	(7,685)	(138)	-	-	(138)
Proceeds from sale of common stock	-	36,693	578	-	-	578
Balance at September 30, 2009	$24,582	9,725,405	45,100	78,000	(68)	147,614

Balance at December 31, 2009	$24,606	9,744,170	45,218	78,450	(336)	147,938
Net income	-	-	-	9,039	-	9,039
Net unrealized gain on securities available for sale, net of taxes of $461	-	-	-	-	1,546	1,546
Unrecognized transition obligation for postretirement benefits, net of taxes of $4	-	-	-	-	14	14
Comprehensive income	-	-	-	9,039	1,560	10,599
Cash dividends declared	-	-	-	(6,646)	-	(6,646)
Equity compensation expense	-	-	28	-	-	28
Amortization of premium for preferred stock issuance	74	-	(74)	-	-	-
Proceeds from sale of common stock	-	21,461	311	-	-	311
Balance at September 30, 2010	$24,680	9,765,631	45,483	80,843	1,224	152,230
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the nine months ended
In thousands of dollars	Sept 30, 2010	Sept 30, 2009
Cash flows from operating activities
Net income	$9,039	$10,380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,062	1,112
Change in deferred taxes	949	(565)
Provision for loan losses	6,300	7,660
Loans originated for resale	(39,369)	(98,868)
Proceeds from sales and transfers of loans	41,214	97,372
Net (gain) loss on sale or call of securities held-to-maturity	(2)	147
Write-down of securities available for sale	-	916
Net loss on sale of other real estate owned	31	-
Provision for losses on other real estate owned	310	412
Equity compensation expense	28	28
Net increase in other assets and accrued interest	(640)	(618)
Net increase (decrease) in other liabilities	287	(720)
Net accretion (amortization) of premiums on investments	181	(2,359)
Amortization of investment in limited partnership	225	-
Net acquisition amortization	173	126
Net loss on disposal of assets	-	3
Net cash provided by operating activities	19,788	15,026
Cash flows from investing activities
Sale of overnight funds	-	(7,500)
Proceeds from maturities, payments and calls of securities available for sale	77,239	6,128
Proceeds from sales of securities available for sale	202	2,914
Proceeds from maturities, payments and calls of securities to be held to maturity	70,522	162,389
Proceeds from sales of other real estate owned	2,593	568
Purchases of securities available for sale	(226,805)	(32,917)
Purchases of securities to be held to maturity	-	(138,187)
Net increase in loans	25,334	243
Capital expenditures	(1,188)	(3,444)
Net cash used in investing activities	(52,103)	(9,806)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	10,054	(7,936)
Net increase in certificates of deposit	54,243	42,281
Advances on long-term borrowings	10,000	-
Repayment on long-term borrowings	-	(27,000)
Net decrease in short-term borrowings	(37,099)	(32,006)
Proceeds from issuance of preferred stock	-	25,000
Payments to repurchase common stock	-	(138)
Proceeds from sale of common stock	311	578
Dividends paid	(6,646)	(6,434)
Net cash provided (used) by financing activities	30,863	(5,655)
Net decrease in cash and cash equivalents	(1,452)	(435)
Cash and cash equivalents at beginning of year	15,332	16,856
Cash and cash equivalents at end of period	$13,880	$16,421
Interest paid	$12,856	$15,195
Income taxes paid	$2,130	$4,634
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$(1,546)	$(1,008)
Net transfer from loans to other real estate owned	$2,927	$1,547
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

Subsequent Events
Events occurring subsequent to September 30, 2010, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale:
U.S. Treasury and agency	$18,892	$1,422	$-	$20,314
Mortgage-backed securities	175,184	1,118	(1,505)	174,797
State and political subdivisions	34,327	1,405	-	35,732
Corporate securities	1,114	-	(267)	847
Other equity securities	371	19	(5)	385
	$229,888	$3,964	$(1,777)	$232,075
Securities to be held to maturity:
U.S. Treasury and agency	$8,091	$48	$(8)	$8,131
Mortgage-backed securities	62,328	2,621	(109)	64,840
State and political subdivisions	50,772	2,960	(185)	53,547
Corporate securities	150	-	-	150
	$121,341	$5,629	$(302)	$126,668
Non-marketable securities:
Federal Home Loan Bank Stock	14,031	-	-	14,031
Federal Reserve Bank Stock	1,412	-	-	1,412
	$15,443	$-	$-	$15,443

The following table summarizes the amortized cost and estimated fair value at December 31, 2009:

	Amortized	Unrealized	Unrealized	Fair Value
In thousands of dollars	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$31,022	$90	$(153)	$30,959
Mortgage-backed securities	31,254	133	(239)	31,148
State and political subdivisions	18,219	414	(119)	18,514
Corporate securities	1,120	-	(302)	818
Other equity securities	414	6	(21)	399
	$82,029	$643	$(834)	$81,838
Securities to be held to maturity
U.S. Treasury and agency	$39,099	$142	$(554)	$38,687
Mortgage-backed securities	90,193	1,839	(363)	91,669
State and political subdivisions	61,095	1,603	(366)	62,332
Corporate securities	150	-	-	150
	$190,537	$3,584	$(1,283)	$192,838
Non-marketable securities:
Federal Home Loan Bank Stock	14,031	-	-	14,031
Federal Reserve Bank Stock	1,412	-	-	1,412
Total	$15,443	$-	$-	$15,443

The following table summarizes the contractual maturities of investment securities at September 30, 2010:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,197	$1,210
Due in 1 to 5 years	2,948	3,140	5,838	6,189
Due in 5 to 10 years	2,387	2,440	15,161	16,184
Due after 10 years	224,182	226,110	99,145	103,085
Equity securities	371	385	-	-
	$229,888	$232,075	$121,341	$126,668

The following table summarizes the contractual maturities of investment securities at December 31, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$330	$335
Due in 1 to 5 years	18,144	18,381	7,934	8,245
Due in 5 to 10 years	3,671	3,783	15,020	15,591
Due after 10 years	59,800	59,275	167,253	168,667
Equity securities	414	399	-	-
	$82,029	$81,838	$190,537	$192,838

At September 30, 2010, securities with a fair value of $124.7 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154.0 million as of December 31, 2009 pledged for the same purpose.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months ended September 30, 2010 and 2009:

In thousands of dollars	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Proceeds from sales	$202	$2,914
Gross gains	$2	$9
Gross losses	-	(156)
Net gain/(loss)	$2	$(147)
Related income taxes	$1	$(55)

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2010, there were 47 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which eight had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2010 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$5,924	$(8)	$-	$-	$5,924	$(8)
Mortgage-backed securities	136,212	(1,594)	1,028	(20)	137,240	(1,614)
State and political subdivisions	312	(3)	1,561	(182)	1,873	(185)
Corporate securities	-	-	848	(267)	848	(267)
Other equity securities	-	-	48	(5)	48	(5)
	$142,448	$(1,605)	$3,485	$(474)	$145,933	$(2,079)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2010 and December 31, 2009, the Bank’s investment in FHLB stock totaled $14.0 million.
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
The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010. FHLB’s net income for the third quarter of 2010 was $41.3 million, a $146.8 million increase from a net loss of $105.4 million in the third quarter of 2009. The increase was primarily due to a $168.3 million decrease in the credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities, partially offset by factors including a $6.6 million decrease in net interest income after provision for credit losses, a $10.3 million increase in REFCorp assessments, and a $4.6 million increase in Affordable Housing Program contributions. Credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities were $5.9 million for the third quarter of 2010, a $168.3 million, or 96.6%, decrease from the $174.2 million recorded in the third quarter of 2009. The $5.9 million charge resulted from an increase in projected losses on the collateral underlying 37 private-label mortgage-backed securities with a combined par value of $715.9 million. The reduction in credit losses attributable to other-than-temporary impairment, compared with the third quarter of 2009, primarily reflects the relative stabilization in projected factors, such as home prices and unemployment rates that affect the expected performance of the mortgage loans underlying FHLB’s private-label mortgage-backed securities. FHLB’s total regulatory capital-to-asset ratio was 6.4% at September 30, 2010, exceeding the regulatory minimum requirement by 2.4%. FHLB’s permanent capital was $4.0 billion.
The Bank periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2010. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of September 30, 2010, December 31, 2009 and September 30, 2009:

In thousands of dollars	September 30, 2010		December 31, 2009		September 30, 2009
Commercial
Real estate	$251,767	27.4%	$240,178	25.2%	$236,807	24.3%
Construction	40,304	4.4%	48,714	5.1%	50,601	5.2%
Other	106,993	11.6%	114,486	12.0%	118,151	12.1%
Municipal	25,737	2.8%	45,952	4.8%	55,889	5.7%
Residential
Term	352,872	38.4%	367,267	38.7%	381,718	39.3%
Construction	18,380	2.0%	17,361	1.8%	17,056	1.8%
Home equity line of credit	104,434	11.4%	94,324	9.9%	88,830	9.1%
Consumer	18,051	2.0%	24,210	2.5%	24,771	2.5%
Total loans	$918,538	100.0%	$952,492	100.0%	$973,823	100.0%

Loan balances include net deferred loan costs of $1.9 million as of September 30, 2010 and December 31, 2009, and deferred loan fees of $560,000 and 548,000 for the same periods, respectively. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $270.1 million at September 30, 2010 and $295.1 million at December 31, 2009, were used to collateralize borrowings from the FHLB.

Transactions in the allowance for loan losses for the nine months ended September, 2010 and 2009 were as follows:

In thousands of dollars	September 30, 2010	September 30, 2009
Balance at beginning of year	$13,637	$8,800
Provision charged to operating expenses	6,300	7,660
	19,937	16,460
Loans charged off	(5,916)	(3,817)
Recoveries on loans	224	157
Net loans charged off	(5,692)	(3,660)
Balance at end of period	$14,245	$12,800

Loans on non-accrual status totaled $21.7 million at September 30, 2010, $18.6 million at December 31, 2009 and $17.6 million at September 30, 2009. Loans past due greater than 90 days which are accruing interest totaled $729,000 at September 30, 2010, $1.2 million at December 31, 2009 and $4.6 million at September 30, 2009. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured. Information regarding impaired loans is as follows:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Balance of impaired loans	$25,375	$25,843	$17,571
Less portion for which no allowance for loan losses is allocated	(16,174)	(13,682)	(8,081)
Portion of impaired loan balance for which an allowance for loan losses is allocated	9,201	12,161	9,490
Portion of allowance for loan losses allocated to the impaired loan balance	$1,073	$2,196	$2,810

Note 4 – Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). This reserves 400,000 shares of Common Stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation. As of September 30, 2010, no awards had been granted under the 2010 Plan.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. For the nine months ended September 30, 2010, $28,000 in compensation cost was recognized for options granted under the 1995 Plan, and the unrecognized compensation cost to be amortized over a weighted average remaining vesting period of three months is $9,000, which is for 21,000 options granted in 2005. The weighted average fair market value per share was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.
The following table summarizes the non-vested options as of September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	21,000	$4.41
Granted in 2010	-	-
Vested in 2010	(21,000)	4.41
Forfeited in 2010	-	-
Non-vested at September 30, 2010	-	$-

During 2010, no options have been exercised. A summary of the status of the Stock Option Plan as of September 30, 2010 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	55,500	$15.89
Granted in 2010	-	-
Exercised in 2010	-	-
Forfeited in 2010	-	-
Outstanding at September 30, 2010	55,500	$15.89	3.8	$51
Exercisable at September 30, 2010	55,500	$15.89	3.8	$51

Note 5 – Preferred and Common Stock

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

Common Stock

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program (“the CPP”), its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2010, the Company repurchased no common stock.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2010 and 2009:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2010
Net income as reported	$9,039
Less dividends and amortization of premium on preferred stock	1,011
Basic EPS: Income available to common shareholders	8,028	9,757,074	$0.82
Effect of dilutive securities: incentive stock options		4,707
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,028	9,761,781	$0.82
For the nine months ended September 30, 2009
Net income as reported	$10,380
Less dividends and amortization of premium on preferred stock	824
Basic EPS: Income available to common shareholders	9,556	9,716,129	$0.98
Effect of dilutive securities: incentive stock options and warrants		26,808
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,556	9,742,937	$0.98

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2010 and 2009:

	Income	Shares	Per-Share
In thousands, except number of shares and per share data	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2010
Net income as reported	$3,195
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	2,858	9,764,184	$0.29
Effect of dilutive securities: incentive stock options		4,062
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,858	9,768,246	$0.29
For the quarter ended September 30, 2009
Net income as reported	$2,890
Less dividends and amortization of premium on preferred stock	337
Basic EPS: Income available to common shareholders	2,553	9,723,757	$0.26
Effect of dilutive securities: incentive stock options and warrants		52,629
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,553	9,776,386	$0.26

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
The following table presents the number of options and warrants outstanding as of September 30, 2010 and 2009 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of September 30, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of September 30, 2009
Incentive stock options	73,500	73,500	-
Warrants issued to U.S. Treasury	225,904	225,904	-
Total dilutive securities	299,404	299,404	-

Note 7 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2009. The amount for 2010 has not been established. The expense related to the 401(k) plan was $269,000 and $254,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $174,000 and $147,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the associated accrued liability was $1,555,000 compared to $1,418,000 and $1,370,000 at December 31, 2009 and September 30, 2009, respectively.

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

	For the nine months ended September 30,
In thousands of dollars	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,962	$1,990
Service cost	16	15
Interest cost	101	101
Benefits paid	(111)	(117)
Benefit obligation at end of period	1,968	1,989
Funded status
Benefit obligation at end of period	(1,968)	(1,989)
Accrued benefit cost at end of period	$(1,968)	$(1,989)

The following table sets forth the net periodic pension cost:

	For nine months ended September 30,		For three months ended September 30,
In thousands of dollars	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$16	$15	$5	$7
Interest cost	101	101	34	33
Amortization of unrecognized transition obligation	21	21	7	7
Amortization of prior service credit	(1)	(2)	-	-
Amortization of accumulated losses	18	15	6	5
Net periodic benefit cost	$155	$150	$52	$52

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Unamortized net actuarial loss	$(233)	$(233)	$(295)
Unrecognized transition obligation	(70)	(92)	(100)
	(303)	(325)	(395)
Deferred tax benefit at 35%	106	114	138
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(197)	$(211)	$(257)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2010 are $37,000 and the expected benefit payments for all of 2010 are $148,000. There is no expected contribution for 2010. Plan expense for 2010 is estimated to be $175,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 8 – Goodwill and Other Intangible Assets

As of December 31, 2009, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 9 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2010, the prepayment assumption using the PSA model was 259, which translates into an anticipated prepayment rate of 15.54%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2010 and 2009, servicing rights capitalized totaled $385,000 and $1,083,000, respectively. Servicing rights capitalized for the three-month periods ended September 30, 2010 and 2009, were $149,000 and $217,000 respectively. Servicing rights amortized for the nine-month periods ended September 30, 2010 and 2009, were $313,000 and $688,000, respectively. Servicing rights amortized for the three-month periods ended September 30, 2010 and 2009, were $115,000 and $121,000, respectively. The fair value of servicing rights was $1,166,000, $1,422,000 and $1,300,000 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. At September 30, 2010 and 2009, the Bank serviced loans for others totaling $242.3 million and $213.8 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Mortgage servicing rights	$5,467	$5,086	$4,911
Accumulated amortization	(4,128)	(3,814)	(3,715)
Impairment reserve	(216)	(73)	(71)
	$1,123	$1,199	$1,125

Note 10 – Income Taxes

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

Note 11- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposits at September 30, 2010 and 2009, and at December 31, 2009:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Certificates of deposit < $100,000	$243,977	$212,893	$228,835
Certificates $100,000 to $250,000	326,515	287,051	284,143
Certificates $250,000 and over	39,816	56,153	66,243
	$610,308	$556,097	$579,221

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	At September 30, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$20,314	$-	$20,314
Mortgage-backed securities	-	174,797	-	174,797
State and political subdivisions	-	35,732	-	35,732
Corporate securities	-	847	-	847
Other equity securities	-	385	-	385
Total assets	$-	$232,075	$-	$232,075

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$30,959	$-	$30,959
Mortgage-backed securities	-	31,148	-	31,148
State and political subdivisions	-	18,514	-	18,514
Corporate securities	-	818	-	818
Other equity securities	-	399	-	399
Total assets	$-	$81,838	$-	$81,838

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
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $670,000 at
September 30, 2010 and $583,000 at December 31, 2009. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $1.1 million at

September 30, 2010 and $2.2 million at December 31, 2009.

	At September 30, 2010
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,166	$-	$1,166
Loans held for sale	-	1,031	-	1,031
Other real estate owned	-	5,338	-	5,338
Impaired loans	-	8,128	-	8,128
Total assets	$-	$15,613	$-	$15,613

	At December 31, 2009
In thousands of dollars	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,422	$-	$1,422
Loans held for sale	-	2,876	-	2,876
Other real estate owned	-	5,345	-	5,345
Impaired loans	-	9,965	-	9,965
Total assets	$-	$19,608	$-	$19,608

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
The estimated fair values for financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
In thousands of dollars	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$13,880	$13,880	$15,332	$15,332
Securities available for sale	232,075	232,075	81,838	81,838
Securities to be held to maturity	121,341	126,668	190,537	192,838
Federal Home Loan Bank and Federal Reserve Bank stock	15,443	15,443	15,443	15,443
Loans held for sale	1,031	1,031	2,876	2,876
Loans (net of allowance for loan losses)	904,293	917,068	938,855	938,095
Accrued interest receivable	5,445	5,445	4,889	4,889
Financial liabilities
Deposits	$986,932	$966,060	$922,667	$877,883
Borrowed funds	222,672	231,621	249,778	255,292
Accrued interest payable	911	911	1,078	1,078

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. It is based on Management’s evaluation of the level required in relation to estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management’s estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.
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

	For the nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2010	2009	2010	2009
Net interest income, as presented	$30,231	$33,325	$10,253	$10,815
Effect of tax-exempt income	1,704	1,787	577	617
Net interest income, tax equivalent	$31,935	$35,112	$10,830	$11,432

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2010	2009	2010	2009
Non-interest expense, as presented	$18,405	$19,892	$6,228	$6,872
Net securities losses	-	(147)	-	-
Other than temporary impairment charge	-	(916)	-	-
Adjusted non-interest expense	18,405	18,829	6,228	6,872
Net interest income, as presented	30,231	33,325	10,253	10,815
Effect of tax-exempt income	1,704	1,787	577	617
Non-interest income, as presented	6,524	8,525	2,067	2,977
Effect of non-interest tax-exempt income	141	138	47	46
Net securities gains	2	-	-	1
Adjusted net interest income plus non-interest income	$38,602	$43,775	$12,944	$14,456
Non-GAAP efficiency ratio	47.68%	43.01%	48.11%	47.54%
GAAP efficiency ratio	50.07%	47.53%	50.55%	49.83%

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

	For the nine months ended September 30,		For the quarters ended September 30,
In thousands of dollars	2010	2009	2010	2009
Average shareholders' equity, as presented	$151,132	$145,990	$152,951	$148,094
Intangible assets	27,684	27,684	27,684	27,684
Tangible average shareholders' equity	$123,448	$118,306	$125,267	$120,410

Executive Summary

Net income for the first nine months of 2010 was $9.0 million, down $1.3 million or 12.9% from the $10.4 million posted for the same period in 2009. Earnings per common share on a fully diluted basis were $0.82 for the nine-months ended September 30, 2010, down $0.16 or 16.3% from the $0.98 posted for the same period in 2009. For the quarter ended September 30, 2010, net income was $3.2 million, up $0.3 million or 10.6% from the $2.9 million posted for the same period in 2009. Earnings per common share on a fully diluted basis were $0.29 for the quarter ended September 30, 2010, up $0.03 or 11.5% from the $0.26 posted for the same period in 2009. The Company saw a $35,000 increase in earnings from the previous quarter, making net income posted for the quarter ended September 30, 2010, the highest posted in the past five quarters.
Net interest income on a tax-equivalent basis was down $602,000 in the third quarter of 2010 compared to the same period in 2009, with the variance coming from the net interest margin dropping from 3.59% to 3.36%. Year-to-date, net interest income is down $3.2 million from the same period in 2009, with the variance due primarily to our net interest margin declining from 3.65% to 3.39%. The margin decline year-to-date is the result of multiple factors: volume has been impacted by lower average earning assets in 2010 than in 2009 and rate compression is the result of some assets repricing downward and the extension of liabilities at a higher cost in order to reduce interest rate risk. For the third quarter, the decline in net interest margin was all attributable to rate compression.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past two years has somewhat stabilized in the past three quarters. Non-performing loans stood at 2.36% on September 30, 2010 compared to 2.53% of total loans on June 30, 2010 and 1.95% on December 31, 2009. This compares favorably to nonperforming loans at 3.51% for our peer group as of June 30, 2010, the latest data available from the Uniform Bank Performance Report (“UBPR peer group”). Net chargeoffs were $5.7 million or 0.82% of average loans on an annualized basis for the first nine months of 2010. This compares to net chargeoffs of $3.7 million or 0.49% of average loans on an annualized basis for the first nine months of 2009.
The slump in the housing market is continuing and the national unemployment rate is at 9.6%. Fortunately, the unemployment rate in Maine, at 7.7%, is somewhat better than the national average. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well. We provisioned $6.3 million for loan losses in the first nine months of 2010, down $1.4 million from the $7.7 million provision made in the first nine months of 2009. As a result, the allowance for loan losses has increased $608,000 or 4.5% year-to-date and now stands at 1.55% of outstanding loans compared to 1.43% at December 31, 2009 and 1.31% at September 30, 2009.
Total assets have increased $43.2 million or 3.2% year-to-date. The loan portfolio is down $34.0 million or 3.6%, with a drop due to refinancing of mortgages to very low fixed rates that have been sold to the secondary market. The investment portfolio is up $81.0 million or 28.2% year-to-date. On the liability side of the balance sheet, low-cost deposits have increased $28.0 million or 10% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit are up $4.6 million or 2.0%.
Remaining well capitalized remains a top priority for The First Bancorp. In the past year and a half, the Company’s total risk-based capital has increased from 11.13% to 15.98%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions.

The Company’s operating ratios remain good, with a return on average tangible common equity of 12.60% for the quarter ended September 30, 2010 compared to 11.96% for the same period in 2009. Based upon June 30, 2010 data, our return on average equity was in the top 26% of all banks in the UBPR peer group, which had an average return of 2.88%. Our efficiency ratio continues to be an important component in our overall performance; it slipped to 48.11% for the third quarter compared to 47.54% for the same period in 2009. This was the result of lower revenues and not due to a significant increase in operating expenses. As of June 30, 2010, the average efficiency ratio for our UBPR peer group was 67.56%, which put us in the top 7% of all banks in the UBPR peer group.

Net Interest Income

Total interest income of $42.9 million for the nine months ended September 30, 2010 is a 10.8% decrease from total interest income of $48.1 million in the comparable period of 2009. Total interest expense of $12.7 million for the first nine months of 2010 is a 14.1% decrease from total interest expense of $14.8 million for the first nine months of 2009. As a result, net interest income decreased 9.3% or $3.1 million to $30.2 million for the nine months ended September 30, 2010, from the $33.3 million reported for the same period in 2009. The Company’s net interest margin on a tax-equivalent basis decreased from 3.65% in the first nine months of 2009 to 3.39% for the nine months ended September 30, 2010. This decrease was due to lower interest income as loans and investments continue to reprice downward, the previously noted decline in the mortgage loan portfolio, and extended maturities in wholesale funding. Tax-exempt interest income amounted to $3.2 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Total interest income of $14.6 million for the quarter ended September 30, 2010 is a 4.3% decrease from total interest income of $15.2 million in the same period in 2009. Total interest expense of $4.3 million for the quarter ended September 30, 2010 is a 2.1% decrease from total interest expense of $4.4 million in the comparable period of 2009. As a result, net interest income decreased 5.2% or $0.6 million to $10.2 million for the quarter ended September 30, 2010, from the $10.8 million reported for the same period in 2009. The Company’s net interest margin on a tax-equivalent basis decreased from 3.59% for the quarter end September 30, 2009 to 3.36% for the quarter ended September 30, 2010. Tax-exempt interest income amounted to $1.1 million for the quarters ended September 30, 2010 and 2009.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2010 and 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.

	For the nine months ended
	September 30, 2010		September 30, 2009
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$5	6.08%	$1	4.95%
Investments	10,913	4.54%	11,585	5.21%
Loans held for sale	125	4.72%	45	4.83%
Loans	33,579	4.81%	38,249	5.18%
Total interest-earning assets	44,622	4.74%	49,880	5.19%
Interest-bearing liabilities
Deposits	7,699	1.16%	9,403	1.41%
Other borrowings	4,988	2.90%	5,365	2.84%
Total interest-bearing liabilities	12,687	1.52%	14,768	1.72%
Net interest income	$31,935		$35,112
Interest rate spread		3.22%		3.46%
Net interest margin		3.39%		3.65%

	For the quarters ended
	September 30, 2010		September 30, 2009
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$3	3.65%	$1	4.84%
Investments	3,890	4.47%	3,454	4.97%
Loans held for sale	45	4.69%	44	4.49%
Loans	11,210	4.79%	12,342	4.98%
Total interest-earning assets	15,148	4.70%	15,841	4.97%
Interest-bearing liabilities
Deposits	2,648	1.17%	2,709	1.21%
Other borrowings	1,669	2.88%	1,700	2.95%
Total interest-bearing liabilities	4,317	1.52%	4,409	1.57%
Net interest income	$10,831		$11,432
Interest rate spread		3.19%		3.41%
Net interest margin		3.36%		3.59%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the nine months and quarters ended September 30, 2010 compared to 2009. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2010 and 2009.

For the nine months ended September 30, 2010 compared to 2009
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$3	$-	$1	$4
Investment securities	934	(1,486)	(120)	(672)
Loans held for sale	38	(2)	(1)	35
Loans	(2,028)	(2,743)	146	(4,625)
Total interest income	(1,053)	(4,231)	26	(5,258)
Interest expense
Deposits	(38)	(1,673)	7	(1,704)
Other borrowings2	(481)	114	(10)	(377)
Total interest expense	(519)	(1,559)	(3)	(2,081)
Change in net interest income	$(534)	$(2,672)	$29	$(3,177)

For the quarters ended September 30, 2010 compared to 2009
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$3	$-	$(1)	$2
Investment securities	863	(342)	(85)	436
Loans held for sale	(1)	2	-	1
Loans	(693)	(465)	26	(1,132)
Total interest income	172	(805)	(60)	(693)
Interest expense
Deposits	32	(92)	(1)	(61)
Other borrowings2	9	(40)	-	(31)
Total interest expense	41	(132)	(1)	(92)
Change in net interest income	$131	$(673)	$(59)	$(601)
1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the nine-month periods and quarters ended September 30, 2010 and 2009.

	For the nine months ended		For the quarters ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Assets
Cash and due from banks	$15,736	$14,345	$18,256	$16,869
Overnight funds sold	110	27	326	82
Securities available for sale	153,762	22,707	203,694	35,288
Securities to be held to maturity	152,014	259,863	125,832	226,015
Federal Reserve Bank stock, at cost	1,412	662	1,412	662
Federal Home Loan Bank Stock, at cost	14,031	14,031	14,031	14,031
Loans held for sale (fair value approximates cost)	3,539	2,493	3,810	3,884
Loans	933,854	986,196	928,357	983,613
Allowance for loan losses	(14,453)	(10,617)	(14,392)	(12,325)
Net loans	919,401	975,579	913,965	971,288
Accrued interest receivable	5,596	6,368	5,442	6,002
Premises and equipment	18,395	17,906	18,659	18,531
Other real estate owned	5,425	2,538	5,003	2,533
Goodwill	27,684	27,684	27,684	27,684
Other assets	29,306	21,139	29,356	22,799
Total Assets	$1,346,411	$1,365,342	$1,367,470	$1,345,668
Liabilities & Shareholders’ Equity
Demand deposits	$65,560	$63,531	$74,625	$70,108
NOW deposits	116,457	105,323	119,547	107,684
Money market deposits	80,879	111,601	72,472	103,697
Savings deposits	95,806	86,514	100,000	90,916
Certificates of deposit	596,270	589,603	606,541	585,825
Total deposits	954,972	956,572	973,185	958,230
Borrowed funds – short term	10,163	6,688	40,148	12,394
Borrowed funds – long term	219,484	245,582	189,442	215,934
Dividends payable	987	932	988	1,015
Other liabilities	9,674	9,578	10,756	10,001
Total Liabilities	1,195,280	1,219,352	1,214,519	1,197,574
Shareholders’ Equity:
Preferred stock	24,606	24,267	24,656	24,558
Common stock	97	97	98	97
Additional paid-in capital	45,187	44,713	45,360	44,985
Retained earnings	80,873	77,631	81,505	79,013
Net unrealized gain (loss) on available-for-sale securities	573	(452)	1,531	(298)
Net unrealized loss on postretirement benefit costs	(205)	(266)	(199)	(261)
Total Shareholders’ Equity	151,131	145,990	152,951	148,094
Total Liabilities & Shareholders’ Equity	$1,346,411	$1,365,342	$1,367,470	$1,345,668

Non-Interest Income

Non-interest income was $6.5 million for the nine months ended September 30, 2010, a decrease of 23.5% from the $8.5 million reported for the first nine months of 2009. This decrease was attributable to mortgage origination and servicing income, which decreased $1.0 million or 52.6% as a result of a lower volume of residential mortgages refinancing and these loans being sold to the secondary market. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $1.7 million in revenues which were recognized in the first nine months of 2009 were not repeated in 2010. Non-interest income was $2.1 million for the quarter ended September 30, 2010, a decrease of 30.6% from the $3.0 million reported for the quarter end September 30, 2009. This decrease was attributable to mortgage origination and merchant credit card income as mentioned above.

Non-Interest Expense

Non-interest expense of $18.4 million for the nine months ended September 30, 2010 is a decrease of 7.5% compared to non-interest expense of $19.9 million for the same period in 2009. This decrease was partly attributable to an other-than-temporary impairment charge of $0.9 million recorded during the first quarter of 2009 that did not recur in 2010. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $1.6 million in expense that was recognized in the first nine months of 2009 were not repeated in 2010. Non-interest expense of $6.2 million for the quarter ended September 30, 2010 is a decrease of 9.4% compared to non-interest expense of $6.9 million for the same period in 2009. This decrease was attributable to a decrease in other operating expense for the quarter. The Company’s efficiency ratio was 47.68% for the first nine months of 2010 compared to 43.01% for the first nine months of 2009. This decline was the result of the decrease in both net interest income and non-interest income previously discussed, despite a decrease in non-interest expense.

Income Taxes

Income taxes on operating earnings were $3.0 million for the nine months ended September 30, 2010, down $907,000 from the same period in 2009, and $1.1 million for the quarter ended September 30, 2010, up $0.1 million for the same period in 2009. This is in line with the decrease in the Company’s level of income before taxes plus the purchase of additional New Markets Tax Credits in the second quarter of 2009.
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

Investments

The Company’s investment portfolio increased by $81.0 million or 28.2% between December 31, 2009, and September 30, 2010. The growth in the portfolio in the nine months of 2010 was primarily in GNMA mortgage-backed securities, which are fully backed by the U.S. Government and carry no credit risk. As of September 30, 2010, mortgage-backed securities had a carrying value of $237.6 million and a fair value of $239.7 million. Of this total, securities with a fair value of $207.2 million or 86.4% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $32.5 million or 13.5% of the mortgage-backed portfolio were issued by FHLMC and FNMA. The Company had one private label mortgage-backed security at September 30, 2010 with a fair value of $43,000.
The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities. As securities matured or were called, we continued to lower liquidity risk as new securities were purchased by shifting the investment portfolio to securities available for sale from held to maturity securities, which were 65.7% and 34.3%, respectively, at September 30, 2010, compared to 30.0% and 70.0%, respectively at December 31, 2009 and 15.4% and 84.6%, respectively, at September 30, 2009.
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
The following table sets forth the Company’s investment securities at their carrying amounts as of September 30, 2010 and 2009 and December 31, 2009.

In thousands of dollars	September 30, 2010	December 31, 2009	September 30,2009
Securities available for sale
U.S. Treasury and agency	$20,314	$30,959	$10,404
Mortgage-backed securities	174,797	31,148	16,597
State and political subdivisions	35,732	18,514	10,124
Corporate securities	847	818	1,178
Other equity securities	385	399	272
	$232,075	$81,838	$38,575
Securities to be held to maturity
U.S. Treasury and agency	$8,091	$39,099	$44,036
Mortgage-backed securities	62,328	90,193	105,259
State and political subdivisions	50,772	61,095	62,339
Corporate securities	150	150	150
	$121,341	$190,537	$211,784
Non-marketable securities:
Federal Home Loan Bank Stock	14,031	14,031	14,031
Federal Reserve Bank Stock	1,412	1,412	662
	15,443	15,443	14,693
Total securities	$368,859	$287,818	$265,052

The following table sets forth yields and expected maturities of the Company’s investment securities as of September 30, 2010. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	20,314	5.45%	8,091	6.14%
Total	20,314	5.45%	8,091	6.14%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	2	6.04%
Due in 1 to 5 years	44	5.71%	1,118	4.16%
Due in 5 to 10 years	76	8.50%	1,033	5.93%
Due after 10 years	174,677	4.12%	60,175	4.02%
Total	174,797	4.12%	62,328	4.06%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	1,045	7.44%
Due in 1 to 5 years	3,096	7.07%	4,720	6.25%
Due in 5 to 10 years	2,364	7.36%	14,128	6.49%
Due after 10 years	30,272	6.21%	30,879	6.32%
Total	35,732	6.36%	50,772	6.38%
Corporate Securities
Due in 1 year or less	-	0.00%	150	1.50%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	847	1.61%	-	0.00%
Total	847	1.61%	150	1.50%
Equity Securities	385	3.07%	-	0.00%
	$232,075	4.57%	$121,341	5.17%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2010 amounted to $2.1 million, or 0.6% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount was $2.1 million, or 0.8% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income.
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
As of September 30, 2010, the Company had temporarily impaired securities with a fair value of $145.9 million and unrealized losses of $2.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $3.5 million as of September 30, 2010, compared with $2.2 million at December 31, 2009. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$5,924	$(8)	$-	$-	$5,924	$(8)
Mortgage-backed securities	136,212	(1,594)	1,028	(20)	137,240	(1,614)
State and political subdivisions	312	(3)	1,561	(182)	1,873	(185)
Corporate securities	-	-	848	(267)	848	(267)
Other equity securities	-	-	48	(5)	48	(5)
	$142,448	$(1,605)	$3,485	$(474)	$145,933	$(2,079)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of September 30, 2010, the total unrealized losses on these securities amounted to $8,000, compared with $707,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at September 30, 2010 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2010, the total unrealized losses on these securities amounted to $1,614,000, compared with $603,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at September 30, 2010 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of September 30, 2010, the total unrealized losses on municipal securities amounted to $185,000, compared with $484,000 at December 31, 2009. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At September 30, 2010 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of September 30, 2010, the total unrealized losses on corporate securities amounted to $267,000, compared with $302,000 at December 31, 2009. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2010 all corporate bond issuers were current on contractually obligated interest and principal payments except for one General Motors holding. The Company attributes the unrealized losses at September 30, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at September 30, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2010 and December 31, 2009, the Bank’s investment in FHLB stock totaled $14.0 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.
The FHLB has announced that dividend payments for 2010 are unlikely and the Company will likely have no dividend income on its FHLB stock in 2010. FHLB’s net income for the third quarter of 2010 was $41.3 million, a $146.8 million increase from a net loss of $105.4 million in the third quarter of 2009. The increase was primarily due to a $168.3 million decrease in the credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities, partially offset by factors including a $6.6 million decrease in net interest income after provision for credit losses, a $10.3 million increase in REFCorp assessments, and a $4.6 million increase in Affordable Housing Program contributions. Credit-related other-than-temporary impairment charges on certain private-label mortgage-backed securities were $5.9 million for the third quarter of 2010, a $168.3 million, or 96.6%, decrease from the $174.2 million recorded in the third quarter of 2009. The $5.9 million charge resulted from an increase in projected losses on the collateral underlying 37 private-label mortgage-backed securities with a combined par value of $715.9 million. The reduction in credit losses attributable to other-than-temporary impairment, compared with the third quarter of 2009, primarily reflects the relative stabilization in projected factors, such as home prices and unemployment rates that affect the expected performance of the mortgage loans underlying FHLB’s private-label mortgage-backed securities. FHLB’s total regulatory capital-to-asset ratio was 6.4% at September 30, 2010, exceeding the regulatory minimum requirement by 2.4%. FHLB’s permanent capital was $4.0 billion.
The Bank periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2010. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $1.0 million at September 30, 2010 compared with $2.9 million at December 31, 2009 and $2.8 million at September 30, 2009. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio declined in the first nine months of 2010, with total loans at $918.5 million at September 30, 2010, down $34.0 million or 3.6% from total loans of $952.5 million at December 31, 2009. Commercial loans decreased $4.3 million or 1.1% between December 31, 2009 and September 30, 2010, municipal loans decreased by $20.2 million or 44.0%. Residential term loans decreased $14.4 million or 3.9% during the same period as a result of borrowers refinancing home mortage loans which were sold to the secondary market.
Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 44.6% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 98.5% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at September 30, 2010 and 2009 and December 31, 2009.

Dollars in thousands	September 30, 2010		December 31, 2009		September 30, 2009
Commercial
Real estate	$251,767	27.4%	$240,178	25.2%	$236,807	24.3%
Construction	40,304	4.4%	48,714	5.1%	50,601	5.2%
Other	106,993	11.6%	114,486	12.0%	118,151	12.1%
Municipal	25,737	2.8%	45,952	4.8%	55,889	5.7%
Residential
Term	352,872	38.4%	367,267	38.7%	381,718	39.3%
Construction	18,380	2.0%	17,361	1.8%	17,056	1.8%
Home equity line of credit	104,434	11.4%	94,324	9.9%	88,830	9.1%
Consumer	18,051	2.0%	24,210	2.5%	24,771	2.5%
Total loans	$918,538	100.0%	$952,492	100.0%	$973,823	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of September 30, 2010:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$12,161	$13,653	$20,280	$205,673	$251,767
Construction	12,634	5,766	276	21,628	40,304
Other	17,398	24,235	31,105	34,255	106,993
Municipal	8,004	2,996	7,905	6,832	25,737
Residential
Term	7,331	13,919	28,134	303,488	352,872
Construction	9,011	874	301	8,194	18,380
Home equity line of credit	1,380	363	1,050	101,641	104,434
Consumer	6,919	7,679	1,147	2,306	18,051
Total loans	$74,838	$69,485	$90,198	$684,017	$918,538

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of September 30, 2010.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$49,875	5.4%	$201,892	22.0%	$251,767	27.4%
Construction	6,857	0.7%	33,447	3.6%	40,304	4.4%
Other	49,319	5.4%	57,674	6.3%	106,993	11.6%
Municipal	22,093	2.4%	3,644	0.4%	25,737	2.8%
Residential
Term	127,447	13.9%	225,425	24.5%	352,872	38.4%
Construction	5,124	0.6%	13,256	1.4%	18,380	2.0%
Home equity line of credit	2,309	0.3%	102,125	11.1%	104,434	11.4%
Consumer	14,934	1.6%	3,117	0.3%	18,051	2.0%
Total loans	$277,958	30.3%	$640,580	69.7%	$918,538	100.0%

Loan Concentrations

As of September 30, 2010, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the adequacy of the allowance for loan losses.
The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when Management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. While Management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, growth in loan portfolios, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to record additions to the allowance based on judgments different from those of Management.

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
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management’s judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential and Consumer
Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk rating and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status..

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2010, impaired loans with specific reserves totaled $9.2 and the amount of such reserves was $1.1 million. This compares to impaired loans with specific reserves of $12.2 million at December 31, 2009 and the amount of such reserves was $2.2 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2010 is considered by Management to be adequate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The allowance for loan losses totaled $14.2 million at September 30, 2010, compared to $13.6 million and $12.8 million as of December 31, 2009 and September 30, 2009, respectively. Management’s ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans for specific reserves. These specific reserves decreased $1.1 million in the first nine months of 2010 from $2.2 million at December 31, 2009 to $1.1 million at September 30, 2010. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $493,000 in the first nine months of 2010. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors decreased by $601,000 during 2010 as a result of slight improvements in the national and local economies. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $1.9 million increase in unallocated reserves in the first nine months of 2010 from $1.9 million on December 31, 2009 to $3.7 million on September 30, 2010.

The following table summarizes our allocation of allowance by loan type as of September 30, 2010 and 2009 and December 31, 2009. The percentages are the portion of each loan type to total loans.

Dollars in thousands	September 30, 2010		December 31, 2009		September 30, 2009
Commercial
Real estate	$4,992	27.4%	$5,297	25.2%	$4,822	24.3%
Construction	780	4.4%	896	5.1%	752	5.2%
Other	2,330	11.6%	3,095	12.0%	2,950	12.1%
Municipal	20	2.8%	23	4.8%	22	5.7%
Residential
Term	1,221	38.4%	1,197	38.7%	1,100	39.3%
Construction	47	2.0%	43	1.8%	40	1.8%
Home equity line of credit	506	11.4%	515	9.9%	534	9.1%
Consumer	638	2.0%	716	2.5%	646	2.5%
Unallocated	3,711	0.0%	1,855	0.0%	1,934	0.0%
Total	$14,245	100.0%	$13,637	100.0%	$12,800	100.0%

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $6.3 million for the first nine months of 2010 as compared to $7.7 million for the first nine months of 2009. Net chargeoffs were $5.7 million in the first nine months of 2010 compared to net chargeoffs of $3.7 million in the first nine months of 2009. Our allowance as a percentage of outstanding loans has increased from 1.43% as of December 31, 2009 to 1.55% as of September 30, 2010, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses:

Dollars in thousands	September 30, 2010	December 31, 2009	September 30, 2009
Balance at beginning of year	$13,637	$8,800	$8,800
Loans charged off:
Commercial
Real estate	3,351	2,430	1,405
Construction	175	-	-
Other	1,028	2,329	1,058
Municipal	-	-	-
Residential
Term	315	1,767	696
Construction	402	47	47
Home equity line of credit	8	177	117
Consumer	637	826	494
Total	5,916	7,576	3,817
Recoveries on loans previously charged off
Commercial
Real estate	3	-	-
Construction	-	-	-
Other	38	79	72
Municipal	-	-	-
Residential
Term	3	59	3
Construction	-	-	-
Home equity line of credit	-	1	-
Consumer	180	114	82
Total	224	253	157
Net loans charged off	5,692	7,323	3,660
Provision for loan losses	6,300	12,160	7,660
Balance at end of period	$14,245	$13,637	$12,800
Ratio of net loans charged off to average loans outstanding	0.82%	0.75%	0.49%
Ratio of allowance for loan losses to total loans outstanding	1.55%	1.43%	1.31%

Management believes the allowance for loan losses is adequate as of September 30, 2010. In Management’s opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
On an ongoing basis, if a non-performing loan is collateral dependent as its source of repayment, we may have an independent appraisal done periodically, based on the currency of the most recent appraisal and the size of the loan, and an additional specific reserve or write down based upon the new appraisal information will be made if needed. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan. Nonperforming loans, expressed as a percentage of total loans, totaled 2.36% at September 30, 2010 compared to 1.95% at December 31, 2009 and 1.80% at September 30, 2009. The following table shows the distribution of nonperforming loans as of September 30, 2010 and 2009 and December 31, 2009:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Commercial
Real estate	$6,946	$6,198	$6,706
Construction	438	458	485
Other	2,424	2,638	2,954
Municipal	-	-	-
Residential
Term	9,772	5,868	5,567
Construction	1,738	3,182	1,701
Home equity line of credit	280	143	88
Consumer	107	75	71
Total nonperforming loans	$21,705	$18,562	$17,572

Total nonperforming loans does not includes loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of September 30, 2010, loans 90 or more days past due and still accruing interest totaled $0.7 million, compared to $1.2 million and $4.6 million at December 31, 2009 and September 30, 2009, respectively.

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
As of September, 2010 we had 32 loans with a value of $5.1 million that have been restructured. This compares to 52 loans with a value of $8.4 million classified as TDRs as of December 31, 2009 and 37 loans with a balance of $5.6 million classified as TDRs as of September 30, 2009. As of September 30, 2010, seven of the loans classified as TDRs with a total balance of $0.8 million were greater than 30 days past due. As of that date, there was one loan with a balance of $38,000 in the current TDRs in which the borrower had filed for bankruptcy.

Impaired Loans

Impaired loans include non-accrual loans and troubled debt restructured. Impaired loans totaled $25.4 million at September 30, 2010, and have decreased $468,000 from December 31, 2009. The number of loans increased by two loans from 183 to 185 during the same period. Impaired commercial loans increased $514,000 from December 31, 2009 to September 30, 2010. The specific allowance for impaired commercial loans decreased from $1.9 million at

December 31, 2009 to $633,000 as of September 30, 2010, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2009 to September 30, 2010, impaired residential loans decreased $1.2 million, impaired home equity lines of credit increased $137,000, and impaired consumer loans increased $32,000.

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.50% at September 30, 2010, versus 3.14% at December 31, 2009 and 2.89% at September 30, 2009. Loans 90 days delinquent and accruing decreased from $1.2 million at December 31, 2009 to $0.7 million as of September 30, 2010. This total is made up of 6 loans, with the largest loan totaling $307,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of September 30, 2010 and 2009 and December 31, 2009:

Dollars in thousands	September 30, 2010	December 31, 2009	September 30, 2009
Commercial
Real estate	$6,337	$9,443	$9,732
Construction	234	458	574
Other	2,135	3,607	4,309
Municipal	-	-	-
Residential
Term	11,762	11,747	11,034
Construction	423	3,182	1,818
Home equity line of credit	1,800	682	357
Consumer	339	775	298
Total	$23,030	$29,894	$28,122
Loans 30-89 days past due to total loans	0.86%	1.26%	0.98%
Loans 90+ days past due and accruing to total loans	0.08%	0.12%	0.47%
Loans 90+ days past due on non-accrual to total loans	1.56%	1.76%	1.44%
Total past due loans to total loans	2.50%	3.14%	2.89%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At September 30, 2010, there were 25 potential problem loans with a balance of $1.6 million or 0.17% of total loans. This compares to 28 loans with a balance of $8.7 million or 0.9% of total loans at December 31, 2009.
As of September 30, 2010, there were 37 loans in the process of foreclosure with a total balance of $10.5 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In October 2010, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac’s and Fannie Mae’s published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2010, there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.7 million, compared to December 31, 2009 when there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.6 million and September 30, 2009 when there were ten properties owned with a net OREO balance of $3.0 million, net of an allowance for losses of $0.7 million.
The following table presents the composition of other real estate owned:

In thousands of dollars	September 30, 2010	December 31, 2009	September 30, 2009
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	1,420	1,182	1,152
Other	1,056	1,920	1,528
Municipal	-	-	-
Residential
Term	3,532	2,826	990
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$6,008	$5,928	$3,670
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	400	476	477
Other	43	-	142
Municipal	-	-	-
Residential
Term	227	107	56
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$670	$583	$675
Net Value
Commercial
Real estate	$-	$-	$-
Construction	1,020	706	675
Other	1,013	1,920	1,386
Municipal	-	-	-
Residential
Term	3,305	2,719	934
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,338	$5,345	$2,995

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

Liquidity Management

As of September 30, 2010, the Bank had primary sources of liquidity of $274.4 million. It is Management’s opinion this is adequate. The Bank has an additional $180.2 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 70.9% of total average assets in the first nine months of 2010. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first nine months of 2010, total deposits increased by $64.3 million or 7.0% from December 31, 2009 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $35.4 million or 13.0% in the first nine months of 2010, money market deposits declined $25.3 million or 26.8%, and certificates of deposit increased $54.2 million or 9.7%. Between September 30, 2009 and September 30, 2010, total deposits increased by $26.9 million or 2.8%. Low-cost deposits increased by $28.0 million or 10.%, money market accounts decreased $32.2 million or 31.8%, and certificates of deposit increased $31.1 million or 5.4%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2010, borrowed funds decreased $27.1 million or 10.9% from December 31, 2009, as a result of a shift to wholesale certificates of deposit from Federal Home Loan Bank advances. Between September 30, 2010 and September 30, 2009, borrowed funds increased by $9.6 million or 4.5%.

Shareholders’ Equity

Shareholders’ equity as of September 30, 2010 was $152.2 million, compared to $147.9 million as of December 31, 2009 and $147.6 million as of September 30, 2009. The Company’s earnings in the first nine months of 2010, net of dividends paid, added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, increased by $1.5 million from December 31, 2009.
A cash dividend of 19.5 cents per share was declared in the third quarter of 2010 compared to 19.5 cents in the third quarter of 2009. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 67.24% in the third quarter of 2010 compared to 75.00% in the third quarter of 2009. The .lower dividend payout ratio in 2010 was due to higher earnings and the resulting impact on earnings per common share. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2010 is this year’s net income plus $11.8 million.
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
Regulatory leverage capital ratios for the Company were 9.20% and 9.44% at September 30, 2010 and December 31, 2009, respectively. The Company had a tier one risk-based capital ratio of 14.72% and a tier two risk-based capital ratio of 15.98% at September 30, 2010, compared to 13.70% and 14.96%, respectively, at December 31, 2009. The increase in risk-based capital ratios is the result of addition to retained earnings from net income and a reduction in the Company’s risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

 Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2010:

In thousands of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$222,672	92,500	20,000	60,000	50,172
Operating leases	774	145	289	109	231
Certificates of deposit	610,308	396,758	52,014	161,536	-
Total	$833,754	489,403	72,303	221,645	50,403
Total loan commitments and unused lines of credit	$131,282	131,282	-	-	-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at September 30, 2010 was +11.92% of total assets compared to +0.72% of total assets at December 31, 2009. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of September 30, 2010, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$40,173	$63,617	$150,410	$99,216
Federal Home Loan Bank and Federal Reserve Bank Stock	-	-	14,031	1,412
Loans held for sale	-	-	-	1,031
Loans	451,430	167,742	247,952	51,414
Other interest-earning assets	-	9,754	-	-
Non-rate-sensitive assets	6,256	-	-	70,186
Total assets	497,859	241,113	412,393	223,259
Interest-bearing deposits	287,460	187,433	204,518	226,826
Borrowed funds	92,504	9	80,050	50,109
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	199,215
Total liabilities and equity	381,814	193,292	323,368	476,150
Period gap	$116,045	$47,821	$89,025	$(252,891)
Percent of total assets	8.44%	3.48%	6.48%	-18.40%
Cumulative gap (current)	116,045	163,866	252,891	(0)
Percent of total assets	8.44%	11.92%	18.40%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.2% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.1% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 2.5% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.6% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of September 30, 2010 and December 31, 2009 is presented in the following table:

Changes in Net Interest Income                                 September 30, 2010                            December 31, 2009
Year 1
Projected change if rates decrease by 1.0%                             -0.2%                                                  -0.1%
Projected change if rates increase by 2.0%                              -0.1%                                                  -1.0%
Year 2
Projected change if rates decrease by 1.0%                             -2.5%                                                   -0.8%
Projected change if rates increase by 2.0%                              -0.6%                                                   -4.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2010, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2010, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2010, the Company repurchased no common stock.

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

Date: November 8, 2010

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 8, 2010