Form 10-K
period 2010-12-31
First Bancorp, Inc /ME/
filed 2011-03-11
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2010

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
Common Stock: $115,823,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 9, 2011

Common Stock: 9,786,300 shares

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
As of December 31, 2010, the Company’s securities consisted of one class of common stock, one class of preferred stock, and warrants to purchase common stock. At that date, there were 9,773,025 shares of common stock outstanding. In addition, there were 25,000 shares of cumulative perpetual preferred stock outstanding with a preference value of $1,000 per share, all of which were issued to the U.S. Treasury under its Capital Purchase Program (the “CPP Shares”). Incident to the issuance of the CPP Shares, the Company issued to the U.S. Treasury warrants to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (the “Warrants”). The CPP Shares and the Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities.
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

The First Bancorp 2010 Form 10-K

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
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

Customer Information Security
The Federal Deposit Insurance Corporation (“FDIC”), the OCC and other bank regulatory agencies have published guidelines (the “Guidelines”) establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Graham-Leach-Bliley Act (the “GLBA”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

The First Bancorp 2010 Form 10-K

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

The First Bancorp 2010 Form 10-K

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
On January 9, 2009, the Company received $25 million from the issuance of the CPP Shares at a purchase price of $1,000 per share. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Incident to such issuance, the Company issued to the U.S. Treasury warrants to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the SEC to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. The Company may redeem the CPP Shares at any time using any funds available to the Company, and any redemption would be subject to the prior approval of the Federal Reserve Bank of Boston. The minimum amount that may be redeemed is 25% of the original CPP investment. The CPP Shares are “perpetual” preferred stock, which means that neither the U.S. Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.
On December 31, 2010, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 16.23% and 14.97%, respectively, and its Leverage Capital Ratio was 9.30%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

The First Bancorp 2010 Form 10-K

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that the federal banking regulators take “prompt corrective action” with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be “well capitalized.” A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well-capitalized bank is considered to be “adequately capitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, or a Leverage Capital Ratio of less than 4.0% is considered “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
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
No later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be “documented” and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

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
Past bank failures and reserves against future failures lowered the FDIC insurance fund. To keep the fund from falling to a level that could undermine public confidence, there was a one-time special insurance premium charged to all FDIC-insured banks of 0.05% on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009. To ensure that the reserve ratio returns to target levels within the statutorily mandated period of time, in 2009 the FDIC Board took the following steps:

The First Bancorp 2010 Form 10-K

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

In December 2010, the FDIC Board adopted a final rule establishing the long-term Designated Reserve Ratio at 2.00% of insured deposits. In February 2011, the FDIC Board approved a final rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September of 2011.
The rule also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule defines tangible equity as Tier 1 capital. The rule requires banks under $1 billion in assets to report average weekly balances during the calendar quarter, unless they elect to report daily averages.
The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The FDIC noted that while the rule is overall revenue neutral, it would, in aggregate, increase the share of assessments paid by large institutions, consistent with the express intent of Congress. Based on September 30, 2010, data, the FDIC said that the share of overall dollar assessments paid to FDIC would increase from 70 to 79 percent for banks over $10 billion and from 48 percent to 57 percent for banks over with assets over $100 billion. The FDIC also acknowledged that “many large institutions would experience a significant change in their overall assessment.” The FDIC reported that, under the combined effect of both the assessment base change and the new large bank risk-based formula, 51 banks with assets over $10 billion would pay more and 59 would pay less. The FDIC also noted that only 84 banks with assets under $10 billion would pay higher assessments.
The final rule also creates a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. In a change from the earlier proposals, the brokered deposit adjustment will not apply to banks over $10 billion that are well-capitalized and CAMELS 1 or 2, consistent with the treatment for smaller banks. Also, the “noncore funding to total liabilities” ratio is eliminated from the loss severity score and the liability run-off rates have been recalibrated. The FDIC will consider changes in the brokered deposit adjustment after completing a study on brokered deposits due in July 2011, as mandated by Dodd-Frank.

Brokered Deposits and Pass-Through Deposit Insurance Limitations
Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is “Well Capitalized” or (ii) is “Adequately Capitalized” and has received a written waiver from its primary federal banking regulator. For this purpose, “Well Capitalized” and “Adequately Capitalized” have the same definitions as in the Prompt Corrective Action regulations. See “Prompt Corrective Action” above. Banks that are not in the “Well Capitalized” category are subject to certain limits on the rates of interest they may offer on any deposits (whether or not obtained through a third-party deposit broker). Pass-through insurance coverage is not available in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory capital requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance. The Bank currently accepts brokered deposits.

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

The First Bancorp 2010 Form 10-K

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

Employees
At December 31, 2010, the Company had 212 employees and full-time equivalency of 207 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

Company Website
The Company maintains a website at www.thefirstbancorp.com where it makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report. Interactive Reports for our 10-K and 10-Q filings are available in XBRL format at the Company’s website.

The First Bancorp 2010 Form 10-K

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was enacted on July 21, 2010. The Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller institutions, those with $10 billion or less in assets (such as the Company), will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions (such as the Company) with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions crisis.

Financial Stability – addresses the core purpose of the bill by creating a new oversight regulator, the Financial Stability Oversight Council. This council of regulators will monitor the financial system for “systemic risk” and will determine which entities pose significant systemic risk. Generally speaking, it will make recommendations to regulators for the implementation of the increased risk standards, also known as prudential regulation, to be applied to bank-holding companies with total consolidated assets of $50 billion or more and to designated nonbanks. The Act grandfathers trust preferred securities issued before May 19, 2010 by bank holding companies with less than $15 billion in total assets.

Orderly Liquidation Authority –establishes a framework for the liquidation by the Federal Deposit Insurance Corporation (“FDIC”) of large institutions that pose systemic risk. The Treasury supplies liquidity for the liquidation that must be paid back in 60 months.

Enhancing Financial Institution Safety and Soundness – merges the Office of Thrift Supervision (“OTS”) into the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator. The OTS regulatory responsibilities will be spread among other regulators. The Federal Reserve will regulate savings and loan holding companies, the OCC will regulate federal savings associations, and the FDIC will regulate state-chartered savings associations. The transfer of functions is to occur on the date one year from the date of enactment but may be extended for up to eighteen months from the date of enactment. The regulators are required to issue regulations for the entities that are newly under their regulatory umbrella no later than the date of the transfer of the functions. Ninety days after the transfer, the OTS will go out of existence and its employees will become employees of the OCC or the FDIC. For the Bank, a key provision in this title changes the assessment base for deposit insurance. Before, the base was domestic deposits less tangible equity. The new base will be average consolidated total assets minus average tangible equity. The result is that larger financial institutions, which have more non-deposit liabilities, will pay a greater percentage of the aggregate insurance assessment and smaller banks (such as the Bank) will pay less than they would have, perhaps as much as $4.5 billion less over the next three years. Another key provision for the Bank is the permanent increase in FDIC deposit insurance per depositor in the aggregate from $100,000 to $250,000, and the extension of the unlimited deposit coverage for non-interest bearing transaction accounts for two years. HR 4173 increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15 percent to 1.35 percent, but exempts institutions (such as the Bank) with assets of less than $10 billion from the cost of the increase.

Improvements to Regulation of Bank and Savings Association Holding Companies and Depository Institutions –implements the so-called modified Volcker Rule. The rule limits the ability of certain bank and bank-related entities to engage in proprietary trading or investing in hedge funds and private equity funds to 3 percent of the entity’s Tier 1 capital, among other restrictions. “Proprietary trading” is defined to include the purchase or sale of any security, any derivative, any contract for the sale of a commodity for future delivery, or option on such instrument. The key

The First Bancorp 2010 Form 10-K

provisions in this title are a moratorium on deposit insurance applications for three years for new credit card banks, industrial loan companies and trust banks owned by commercial companies, the expansion of the definition of affiliate transactions to cover certain kinds of security transactions such as repurchase agreement, derivative transaction and securities borrowing; and the codification of the source of strength doctrine, the long-time view of the Federal Reserve that a holding company should serve as a source of financial strength for its subsidiary banks.

Regulation of Over-the-Counter Swaps Markets – imposes exchange trading for derivatives contracts and imposes new capital and margin requirements and various reporting obligations on Over The Counter (“OTC”) swap dealers and major OTC swap participants. For the Bank, the most important provision in this title levels the competitive playing field by prohibiting the Federal Reserve or the FDIC from providing assistance to insured depository institutions involved in the swaps markets, with certain exceptions.

Payment, Clearing, and Settlement Supervision – allows for a systemic approach to certain financial market payment, payment, clearing and settlement systems. Designation of a large financial institution as “systemically important” will require two-thirds of the Financial Stability Oversight Council.

Investor Protections and Improvements to the Regulation of Securities – has a number of provisions intended to protect investors, including for example: risk retention requirements for certain asset-backed securities; reforms to regulation of credit rating agencies; establishing an Investor Advisory Committee and an Office of Investor Advocate, and requiring the SEC to study whether a fiduciary duty standard of care for broker-dealers providing personalized investment advice to a retail customer should be created. For the Bank, the most important section of this Title establishes a number of changes to corporate governance procedures for public companies that ultimately, and perhaps quickly, will become the “best practices” (if not the expected practices) for all corporations large and small. The most important of these are: proxy access requirements for shareholders; disclosures about the failure to separate the role of the chair of board and chief executive officer; non-binding shareholder voting on executive compensation; the establishment of an independent compensation committee; executive compensation disclosures and clawbacks. In addition, the Federal Reserve is required to issue regulations regarding incentive-based pay practices within nine months of the effective date of the Act; these regulations will apply to institutions (such as the Bank) with more than $1 billion in assets.

Bureau of Consumer Financial Protection – the most important title in the Act for the Bank. It will alter in dramatic fashion the way consumer credit is regulated, moving from the current framework of the federal regulation of disclosure and the state law regulation of fairness and suitability, to an overall, nationwide federal suitability framework. It establishes the Bureau of Consumer Financial Protection, an independent entity housed within the Federal Reserve in order to provide a source of funding (initially $500 million) and gives the Bureau the authority to prohibit practices that it finds to be “unfair,” “deceptive,” or “abusive” in addition to requiring certain disclosures. The words “unfair” and “deceptive” appear to reference and incorporate similar words in the enabling legislation of the Federal Trade Commission and some state consumer legislation. The “abusive” addition to this grant of regulatory scope is new and it is likely that defining the meaning of this term in this context will produce additional regulation and litigation. The Bureau may also prohibit mandatory consumer arbitration provisions and it will oversee mortgage reform. For the Bank, in addition to creation of the Bureau, this Title also contains a number of other important provisions. It limits interchange fees for debit card transactions (including those involved with certain prepaid card products) to an amount established as reasonable under regulations to be issued by the Federal Reserve. Cards issued by banks with less than $10 billion in assets are exempt from this requirement although this exemption has been criticized as being ineffective because small banks may be forced by market dynamics to match the rates being offered by their larger competitors. The Bank has estimated this provision will result in the loss of several hundred thousand dollars in revenue per year. Another key change for the Bank is the Act’s treatment of preemption. Essentially, the Act will undo recent court decisions and OCC guidance that expanded the application of preemption to subsidiaries of national banks. The standard for the preemption of state law is to return to the one enunciated in a well-known court decision, Barnet Bank v. Nelson: “irreconcilable conflict” and “stand as an obstacle to the accomplishment” of the purpose of the federal law. The Act also codified the result in a recent U.S. Supreme Court decision that the visitorial powers provisions of the National Bank Act do not limit the authority of state attorneys general to bring actions against national banks to enforce state consumer protection laws.

Federal Reserve System Revisions – gives the Government Accountability Office authority to conduct a one-time audit of the Federal Reserve’s emergency lending during the credit crisis and gives the GAO other auditing responsibilities over the Federal Reserve. The title also tightens the conditions under which the Fed may provide emergency assistance to institutions and authorizes the FDIC to guarantee debts of banks and bank holding companies.

The First Bancorp 2010 Form 10-K

Improving Access to Mainstream Financial Institutions – is intended to provide alternatives to payday loans. This title is intended to encourage low-and moderate-income individuals to create accounts in insured depository institutions and it creates a program to provide low-cost loans of $2,500 or less.

Pay It Back Act – a largely technical section dealing with previous programs for emergency assistance to insured financial institutions. It decreases the Troubled Asset Relief Program (“TARP”) funds authorized by under the Emergency Economic Stabilization Act of 2008 from $700 billion to $475 billion.

Mortgage Reform and Anti-Predatory Lending Act – places new regulations on mortgage originators and imposes new disclosure requirements and appraisal reforms, the most important of which are: the creation of a mortgage originator duty of care, the establishment of certain underwriting requirements so that at the time of origination the consumer has a reasonable ability to repay the loan; the creation of document requirements intended to eliminate “no document” and “low document” loans, the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums, and prepayment penalties in many cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

For the Bank, the key in the immediate future is watching the regulatory implementation of HR 4173. There are tens, if not hundreds, of new regulatory initiatives arising from the Act. Although most should have little impact on the Bank, some will be critical. The most critical ones for the Bank will be those concerning capital requirements and consumer lending.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments between 2007 and 2010 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2011 and perhaps beyond 2011. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world and the United States have failed; others have been forced to seek acquisition partners. Loan portfolio value has deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) recessionary conditions that are deeper or last longer than currently anticipated, or (4) new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and the likelihood that financial institution regulatory agencies will be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The First Bancorp 2010 Form 10-K

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

As of December 31, 2010, we had $293.2 million and $107.4 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and our ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as “well-capitalized” for regulatory purposes.

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

The First Bancorp 2010 Form 10-K

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
Because we serve primarily individuals and smaller businesses located in coastal Maine, the ability of customers to repay their loans is impacted by the economic conditions in this area. In addition, our ability to continue to originate loans consistent with our credit criteria may be impaired by adverse changes in local and regional economic conditions. These events also could have an adverse effect on the value of our collateral and our financial condition.
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

Loss of lower-cost funding sources.

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Advances from the Federal Home Loan Bank of Boston (“FHLB”) are currently a relatively low-cost source of funding. The availability of qualified collateral on the Bank’s balance sheet determines the level of advances available from FHLB and a deterioration in quality in the Bank’s loan portfolio can adversely impact the availability of this source of funding.

The First Bancorp 2010 Form 10-K

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

The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. During 2010, the Bank experienced incremental increases in both non-performing loans and net loan charge-offs, as compared to prior periods. No assurance can be given that the relevant economic and market conditions will improve or will not further deteriorate. Hence, the persistence or worsening of such conditions could result in an increase in delinquencies, could cause a decrease in our interest income, or could continue to have an adverse impact on our loan loss experience, which, in turn, may necessitate increases to our allowance for loan losses. If net charge-offs exceed the Bank’s allowance, its earnings would decrease. In addition, regulatory agencies review the Bank’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. An increase in the Bank’s allowance for loan losses could reduce its earnings.

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

Operational risk and dependence on key personnel.

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

The First Bancorp 2010 Form 10-K

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

Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. Over the five-year period ending December 31, 2010, for example, the average monthly trading volume of our common stock has been 207,029 shares or approximately 2.12% of the outstanding common stock. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.

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

The First Bancorp 2010 Form 10-K

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
Southwest Harbor

First Advisors, the investment management and trust division of the Bank, operates from two offices in Bar Harbor and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden and Northeast Harbor offices and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank’s current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

The First Bancorp 2010 Form 10-K

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2010, there were 9,773,025 shares outstanding and held of record by approximately 3,646 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2010 and 2009. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2010		2009
	High	Low	High	Low
1st Quarter	$16.26	$13.11	$20.29	$10.77
2nd Quarter	16.37	13.07	21.80	14.49
3rd Quarter	14.48	12.27	20.50	17.29
4th Quarter	16.00	13.40	19.00	14.65

The last transaction in the Company’s stock on NASDAQ during 2010 was on December 31 at $15.79 per share. There are no warrants outstanding with respect to the Company’s common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury incident to the Company’s participation in the CPP program. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. While the Company’s preferred stock issued under the CPP Program remains outstanding, the Company may not increase the dividend paid on its common stock without U.S. Treasury approval during the first three years (through January 9, 2012). Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2011 will be that year’s net income plus $8.1 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2010, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 14.86% and 16.11%, respectively, as of December 31, 2010. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 18, 2009	$0.195	April 30, 2009
June 18, 2009	$0.195	July 31, 2009
September 17, 2009	$0.195	October 30, 2009
December 17, 2009	$0.195	January 29, 2010
March 18, 2010	$0.195	April 30, 2010
June 17, 2010	$0.195	July 30, 2010
September 16, 2010	$0.195	October 29, 2010
December 16, 2010	$0.195	January 28, 2011

Repurchase of Shares and Use of Proceeds

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. During the year ended December 31, 2010, the Company repurchased fractional shares from employee benefit plans totaling five shares.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of equity securities in 2010.

The First Bancorp 2010 Form 10-K

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,500	$15.89	-
Equity compensation plans not approved by security holders	-	$-	-
Total	55,500	$15.89	-

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

[Missing Graphic Reference]
	2005	2006	2007	2008	2009	2010
FNLC	100.00	98.37	89.82	129.07	103.26	111.65
S&P 500	100.00	115.79	122.12	76.94	97.30	111.95
NASD Bank	100.00	113.82	91.27	71.66	60.17	68.68

The First Bancorp 2010 Form 10-K

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2010	2009	2008	2007	2006
Summary of Operations
Interest Income	$57,260	$62,569	$71,372	$71,721	$64,204
Interest Expense	16,671	18,916	33,669	39,885	33,589
Net Interest Income	40,589	43,653	37,703	31,836	30,615
Provision for Loan Losses	8,400	12,160	4,700	1,432	1,325
Non-Interest Income	9,135	12,754	9,646	10,145	10,306
Non-Interest Expense	25,130	26,658	22,994	22,183	22,439
Net Income	12,116	13,042	14,034	13,101	12,295
Per Common Share Data
Net Income
Basic	$1.10	$1.22	$1.45	$1.34	$1.25
Diluted	1.10	1.22	1.44	1.34	1.25
Cash Dividends (Declared)	0.780	0.780	0.765	0.690	0.610
Book Value	12.80	12.66	12.09	11.58	10.98
Market Value	15.79	15.42	19.89	14.64	16.72
Financial Ratios
Return on Average Equity	9.53%	10.66%	12.02%	11.89%	11.63%
Return on Average Tangible Common Equity	10.83	12.54	15.75	15.89	15.75
Return on Average Assets	0.89	0.96	1.10	1.13	1.14
Average Equity to Average Assets	11.20	10.85	9.14	9.53	9.81
Average Tangible Equity to Average Assets	9.15	8.80	6.98	7.13	7.24
Net Interest Margin (Tax-Equivalent)	3.38	3.66	3.33	3.13	3.24
Dividend Payout Ratio (Declared)	70.91	63.93	52.76	51.49	48.80
Allowance for Loan Losses/Total Loans	1.50	1.43	0.90	0.74	0.76
Non-Performing Loans to Total Loans	2.39	1.95	1.27	0.31	0.42
Non-Performing Assets to Total Assets	1.87	1.80	1.31	0.56	0.32
Efficiency Ratio (Tax-equivalent)	48.15	43.39	46.07	50.16	52.12
At Year End
Total Assets	$1,393,802	$1,331,394	$1,325,744	$1,223,250	$1,104,869
Total Loans	887,596	952,492	979,273	920,164	838,145
Total Investment Securities	416,052	287,818	247,839	208,585	172,301
Total Deposits	974,518	922,667	925,736	781,280	805,235
Total Borrowings	257,330	249,778	272,074	316,719	179,862
Total Shareholders’ Equity	149,848	147,938	117,181	112,453	107,327
				High	Low
Market price per common share of stock during 2010				$16.37	$12.27

The First Bancorp 2010 Form 10-K

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

Forward-Looking Statements

This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to Shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “outlook”, “will”, “should”, “may”, “might, “could”, and other expressions that predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company’s business.

The First Bancorp 2010 Form 10-K

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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other.” In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.
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
Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities’ market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest when due.

The First Bancorp 2010 Form 10-K

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2010, 2009 and 2008.

	Years ended December 31,
Dollars in thousands	2010	2009	2008
Net interest income as presented	$40,589	$43,653	$37,703
Effect of tax-exempt income	2,281	2,395	2,187
Net interest income, tax equivalent	$42,870	$46,048	$39,890

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

The First Bancorp 2010 Form 10-K

	Years ended December 31,
In thousands of dollars	2010	2009	2008
Non-interest expense, as presented	$25,130	$26,658	$22,994
Net securities losses	-	(150)	(89)
Other than temporary impairment charge	-	(916)	-
Adjusted non-interest expense	25,130	25,592	22,905
Net interest income, as presented	40,589	43,653	37,703
Effect of tax-exempt income	2,281	2,395	2,187
Non-interest income, as presented	9,135	12,754	9,646
Effect of non-interest tax-exempt income	189	185	186
Net securities gains	2	-	-
Adjusted net interest income plus non-interest income	$52,196	$58,987	$49,722
Non-GAAP efficiency ratio	48.15%	43.39%	46.07%
GAAP efficiency ratio	50.54%	47.26%	48.56%

The Company presents certain information based upon average tangible common shareholders’ equity instead of total average shareholders’ equity. The difference between these two measures is the Company’s intangible assets, specifically goodwill from prior acquisitions, and preferred stock. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders’ equity to the Company’s consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
In thousands of dollars	2010	2009	2008
Average shareholders’ equity as presented	$151,739	$146,854	$116,448
Less preferred stock (average)	(24,606)	(24,452)	-
Less intangible assets	(27,684)	(27,684)	(27,684)
Average tangible common shareholders’ equity	$99,449	$94,718	$88,764

The First Bancorp 2010 Form 10-K

Executive Summary

Net income for the year ended December 31, 2010 was $12.1 million, down $926,000 or 7.1% from the $13.0 million posted for the year ended December 31, 2009. Earnings per common share on a fully diluted basis were $1.10 for the year ended December 31, 2010, down $0.12 or 9.8% from the $1.22 posted for the year ended December 31, 2009. Net interest income on a tax-equivalent basis was down $3.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, with the variance coming from the net interest margin dropping from 3.66% to 3.38%. Margin compression was responsible for approximately $1.1 million of this change while $2.0 million was attributable to lengthening the maturity of our liabilities to reduce interest rate risk.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past three years somewhat stabilized in 2010. Non-performing loans stood at 2.39% of total loans on December 31, 2010 compared to 2.36% of total loans on September 30, 2010 and 1.95% on December 31, 2009. This compares favorably to nonperforming loans at 3.39% for our Uniform Bank Performance Report peer group (“UBPR peer group”) as of December 31, 2010. Net chargeoffs were $8.7 million or 0.94% of average loans in 2010 compared to net charge offs of $7.3 million or 0.75% of average loans in 2009. Net charge offs for the UBPR peer group in 2010 were 1.28% of average loans.
The slump in the housing market is continuing and the national unemployment rate was 9.4% at December 31, 2010. Fortunately, the unemployment rate in Maine, at 7.3%, was much better than the national average and ranks as the fourteenth-best state in the country. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. We provisioned $8.4 million for loan losses in 2010, down $3.8 million from the $12.2 million provision made during 2009. Although the allowance for loan losses decreased $321,000 during the year, it stands at 1.50% of outstanding loans at December 31, 2010 compared to 1.43% of outstanding loans at December 31, 2009.
During 2010, total assets increased $62.4 million or 4.7%. The loan portfolio was down $64.9 million or 6.8%, with a drop due to refinancing of mortgages to very low fixed rates that have been sold to the secondary market. The investment portfolio is up $128.2 million or 44.6% for the year. On the liability side of the balance sheet, low-cost deposits have increased $22.6 million or 8.3% for the year, and local certificates of deposit are up $8.2 million or 3.6%.
Remaining well capitalized remains a top priority for The First Bancorp. In the past two years, the Company’s total risk-based capital has increased from 11.13% to 16.23%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions.
The Company’s operating ratios remain good, with a return on average tangible common equity of 10.83% for the year ended December 31, 2010 compared to 12.54% for the year ended December 31, 2009. Our return on average equity was in the top 30% of all banks in the UBPR peer group, which had an average return of 3.12% for the year. Our efficiency ratio continues to be an important component in our overall performance; it slipped to 48.15% in 2010 compared to 43.39% in 2009. This was the result of lower revenues and not due to a significant increase in operating expenses. As of December 31, 2010, the average efficiency ratio for our UBPR peer group was 67.23%, which put us in the top 9% of all banks in the UBPR peer group.

Results of Operations

Net Interest Income

Net interest income decreased 7.0% or $3.1 million to $40.6 million for the year ended December 31, 2010 from the $43.7 million reported for the year ended December 31, 2009. Margin compression was responsible for approximately $1.1 million of this change while $2.0 million was attributable to lengthening the maturity of our liabilities to reduce interest rate risk, which led to the Company’s net interest margin on a tax-equivalent basis decreasing from 3.66% in 2009 to 3.38% in 2010.
Total interest income in 2010 was $57.3 million, a decrease of $5.3 million or 8.5% from the $62.6 million posted by the Company in 2009. Total interest expense in 2010 was $16.7 million, a decrease of $2.2 million or 11.9% from the $18.9 million posted by the Company in 2009. The decrease in both interest income and interest expense was attributable to lower interest rates. Tax-exempt interest income amounted to $4.2 million for the year ended December 31, 2010, $4.4 million for the year ended December 31, 2009 and $4.1 million for the year ended December 31, 2008.

The First Bancorp 2010 Form 10-K

The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2010 compared to 2009
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$(1)	$(1)	$1	$(1)
Investment securities	3,420	(2,555)	(587)	278
Loans held for sale	33	(7)	(1)	25
Loans	(2,813)	(3,086)	174	(5,725)
Total interest income	639	(5,649)	(413)	(5,423)
Interest expense
Deposits	129	(1,685)	(19)	(1,575)
Borrowings	(492)	(191)	13	(670)
Total interest expense	(363)	(1,876)	(6)	(2,245)
Change in net interest income	$1,002	$(3,773)	$(407)	$(3,178)

Year ended December 31, 2009 compared to 2008
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$4	$(3)	$(3)	$(2)
Investment securities	3,002	(2,424)	(491)	87
Loans held for sale	30	(4)	(1)	25
Loans	2,008	(10,359)	(355)	(8,706)
Total interest income	5,044	(12,790)	(850)	(8,596)
Interest expense
Deposits	2,694	(12,373)	(1,449)	(11,128)
Borrowings	(1,651)	(2,335)	361	(3,625)
Total interest expense	1,043	(14,708)	(1,088)	(14,753)
Change in net interest income	$4,001	$1,918	$238	$6,157
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp 2010 Form 10-K

The following table presents, for the years ended December 31, 2010, 2009, and 2008, the interest earned on or paid for each major asset and liability category, respectively, the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2010		2009		2008
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.25%	$1	0.25%	$3	1.65%
Investment securities	15,170	4.49%	14,893	5.42%	14,806	6.07%
Loans held for sale	150	4.73%	125	4.99%	78	4.05%
Loans	44,220	4.77%	49,945	5.09%	58,672	6.16%
Total interest-earning assets	59,541	4.70%	64,964	5.16%	73,559	6.14%
Interest-bearing liabilities
Deposits	10,297	1.15%	11,872	1.35%	23,000	2.90%
Borrowings	6,374	2.76%	7,044	2.84%	10,669	3.62%
Total interest-bearing liabilities	16,671	1.48%	18,916	1.67%	33,669	3.10%
Net interest income	$42,870		$46,048		$39,890
Interest rate spread		3.22%		3.49%		3.04%
Net interest margin		3.38%		3.66%		3.33%

The First Bancorp 2010 Form 10-K

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
In thousands of dollars	2010	2009	2008
Assets
Cash and due from banks	$15,722	$14,288	$16,281
Overnight funds sold	88	407	181
Securities available for sale	178,116	29,040	22,865
Securities to be held to maturity	144,601	245,972	205,783
Federal Reserve Bank stock, at cost	1,412	783	610
Federal Home Loan Bank Stock, at cost	14,031	14,031	14,031
Loans held for sale (fair value approximates cost)	3,173	2,506	1,923
Loans	926,338	981,628	949,135
Allowance for loan losses	(14,393)	(11,277)	(7,607)
Net loans	911,945	970,351	941,528
Accrued interest receivable	5,397	6,027	6,846
Premises and equipment, net of accumulated depreciation	18,463	18,024	16,228
Other real estate owned	5,276	2,652	1,736
Goodwill	27,684	27,684	27,684
Other assets	29,159	21,752	17,737
Total Assets	$1,355,067	$1,353,517	$1,273,433

Liabilities & Shareholders' Equity
Demand deposits	$69,260	$65,567	$63,495
NOW deposits	118,400	106,895	105,689
Money market deposits	78,155	108,922	123,699
Savings deposits	97,484	87,921	86,018
Certificates of deposit	597,982	578,713	474,517
Total deposits	961,281	948,018	853,418
Borrowed funds – short term	127,160	149,601	131,890
Borrowed funds – long term	103,775	98,690	161,855
Dividends payable	989	953	850
Other liabilities	10,123	9,401	8,972
Total Liabilities	1,203,328	1,206,663	1,156,985
Shareholders' Equity:
Preferred Stock	24,606	24,452	-
Common stock	97	97	97
Additional paid-in capital	45,187	44,807	44,214
Retained earnings	81,288	78,072	72,492
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	762	(310)	(87)
Net unrealized loss on post-retirement benefit costs	(201)	(264)	(268)
Total Shareholders' Equity	151,739	146,854	116,448
Total Liabilities & Shareholders' Equity	$1,355,067	$1,353,517	$1,273,433

The First Bancorp 2010 Form 10-K

Non-Interest Income

Non-interest income in 2010 was $9.1 million, a decrease of 28.4% from the $12.8 million reported in 2009. This decrease was partly attributable to mortgage origination and servicing income, which decreased $0.5 million or 23.3% as a result of a lower volume of residential mortgages refinancing and a portion of these loans being sold to the secondary market. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $2.3 million in revenues which were recognized in 2009 were not repeated in 2010.

Non-Interest Expense

Non-interest expense in 2010 was $25.1 million, a decrease of 5.7% from the $26.7 million reported in 2009. This decrease was partly attributable to an other-than-temporary impairment charge of $0.9 million recorded during the first quarter of 2009 that did not recur in 2010. It was also impacted by the sale of the merchant credit card servicing portfolio in December of 2009. As a result of this sale, $2.2 million in expense that was recognized during 2009 was not repeated in 2010.

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $8.4 million in 2010 compared to $12.2 million in 2009. This was 0.62% of average assets in 2010, compared to 0.95% of average assets for our peer group. The level of provision in 2010 was to maintain the allowance for loan losses at an adequate level given the size of our loan portfolio and our overall asset quality. While our allowance for loan losses decreased by $321,000 in 2010 from the 2009 level, the allowance for loan losses stands at 1.50% of outstanding loans at December 31, 2010 compared to 1.43% of outstanding loans at December 31, 2009. Given the number of economic uncertainties at this time, Management believes it is prudent to continue to provision for loan losses and that the current level is directionally consistent with the credit quality seen in the portfolio. A further discussion of asset and credit quality can be found in “Assets and Asset Quality”.

Net Income

Net income for 2010 was $12.1 million – a 7.1% or $926,000 decrease from net income of $13.0 million that was posted in 2009. Earnings per share on a fully diluted basis were $1.10, down $0.12 or 9.8% from the $1.22 reported for the year ended December 31, 2009.

Key Ratios

Return on average assets in 2010 was 0.89%, down from the 0.96% posted in 2009. Return on average tangible common equity was 10.83% in 2010, compared to 12.54% in 2009 and 15.75% in 2008. In 2010, the Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 70.91%, compared to 63.93% in 2009 and 52.76% in 2008. The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 48.15% in 2010 compared to 67.23% for the Bank’s peer group, on average. In 2009, the Bank’s efficiency ratio was 43.39% compared to 74.23% for the Bank’s peer group, on average. The rise in the efficiency for 2010 was the result of lower revenues and not due to a significant increase in operating expenses.

Investment Management and Fiduciary Activities

As of December 31, 2010, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $562.6 million, consisting of 674 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2009, when 918 accounts with a market value of $205.2 million were under management. The significant increase in assets under management in 2010 was the result of First Advisors assuming responsibility for managing the Bank’s investment portfolio. Without the addition of the Bank’s investment portfolio, assets under management would have declined to $185.4 million.

The First Bancorp 2010 Form 10-K

Assets and Asset Quality

Total assets increased in 2010, with the investment portfolio providing all the growth, increasing $128.2 million or 44.6% over December 31, 2009, while the loan portfolio decreased $64.9 million or 6.8%. Total assets increased 4.7% or $62.4 million from $1.331 billion at December 31, 2009, to $1.394 billion at December 31, 2010.
While the weaknesses in the national and global economies have not impacted coastal Maine as much as some other parts of the country, we nevertheless experienced a deterioration in asset quality in our loan portfolio, although it has been relatively stable for the past year. Non-performing assets to total assets stood at 1.87% at December 31, 2010, a slight increase over 1.80% at December 31, 2009. This increase is attributable to the impact that the weakened economy is having on our borrowers. Small businesses are seeing revenue/sales decreases and some are struggling to meet their obligations with a declining revenue base. A number of consumers have lost their jobs or seen a reduction in hours worked and/or overtime, thereby creating strained finances resulting in payment issues on their loans. In Management’s opinion, the Company’s long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers’ loans and in the end minimizes actual loan losses.
Net charge offs in 2010 were $8.7 million or 0.94% of average loans outstanding compared to $7.3 million or 0.75% of average loans outstanding in 2009. Despite the increase, this is relatively low compared to most banks in the country and our UBPR peer group, which had net charge offs of 1.28% of average loans outstanding in 2010. We manage our loan portfolio to minimize losses and have shown an excellent track record for the past 20 years with annual average charge offs of 0.26% of average loans outstanding.
Residential real estate term loans represent 38.1% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2010, the loss ratio for residential mortgages was 0.12% compared to 0.94% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.
The allowance for loan losses ended the year at $13.3 million and stood at 1.50% of total loans outstanding compared to $13.6 million and 1.43% of total loans outstanding at December 31, 2009. An $8.4 million provision for losses was made in 2010 and net charge offs totaled $8.7 million, resulting in the allowance for loan losses decreasing $321,000 or 2.4% from December 31, 2009. Management believes the allowance for loan losses is adequate as of December 31, 2010. In Management’s opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for economic weakness continuing for some time to come.

Investment Activities

During 2010, the investment portfolio increased 44.6% to end the year at $416.1 million compared to $287.8 million at December 31, 2009. This increase is primarily due to the purchase of GNMA mortgage-backed securities, which have no credit risk since they are fully backed by the U.S. Government. The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
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
The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2010, 2009, and 2008.

The First Bancorp 2010 Form 10-K

Dollars in thousands	2010	2009	2008
Securities available for sale
U.S. Treasury and agency	$16,045	$30,959	$-
Mortgage-backed securities	234,414	31,148	922
State and political subdivisions	41,524	18,514	8,910
Corporate securities	866	818	2,977
Other equity securities	380	399	263
	293,229	81,838	13,072
Securities to be held to maturity
U.S. Treasury and agency	2,190	39,099	110,513
Mortgage-backed securities	55,710	90,193	60,774
State and political subdivisions	49,330	61,095	62,330
Corporate securities	150	150	1,150
	107,380	190,537	234,767
Non-marketable Securities
Federal Reserve Bank Stock	1,412	1,412	662
Federal Home Loan Bank Stock	14,031	14,031	14,031
	15,443	15,443	14,693
Total securities	$416,052	$287,818	$262,532

The following table sets forth information on the yields and expected maturities of the Company’s investment securities as of December 31, 2010. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	16,045	5.34%	2,190	6.50%
Total	16,045	5.34%	2,190	6.50%
Mortgage-Backed Securities
Due in 1 year or less	-	0.00%	-	6.12%
Due in 1 to 5 years	28	5.71%	968	4.16%
Due in 5 to 10 years	76	8.50%	954	5.97%
Due after 10 years	234,310	4.06%	53,788	4.10%
Total	234,414	4.06%	55,710	4.13%
State & Political Subdivisions
Due in 1 year or less	-	0.00%	1,045	7.44%
Due in 1 to 5 years	3,071	7.07%	4,507	6.23%
Due in 5 to 10 years	2,328	7.37%	12,884	6.51%
Due after 10 years	36,125	6.54%	30,894	6.32%
Total	41,524	6.63%	49,330	6.38%
Corporate Securities
Due in 1 year or less	-	0.00%	150	1.50%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	866	1.37%	-	0.00%
Total	866	1.37%	150	1.50%
Equity Securities	380	3.03%	-	0.00%
	$293,229	4.48%	$107,380	5.21%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2010 amounted to an excess of $5.9 million, or 1.45% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount represented an excess of $2.1 million, or 0.8% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.
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
Based on the foregoing evaluation criteria, the Company has one available-for-sale corporate security with an amortized cost of $1.0 million that is other-than-temporarily impaired because the Company could no longer conclude that it is probable that it will recover 100% of the investment. Accordingly, the Company recorded a $916,000 charge for other-than-temporary impairment of this security in the first quarter of 2009. While recording this impairment charge is consistent with GAAP, Management estimates that the ultimate economic losses that may be realized for other securities in the portfolio may be meaningfully less than the current “mark-to-market” losses. Management believes that the difference between the expected losses and current “mark-to-market” losses is largely attributable to current market illiquidity conditions, de-leveraging, and the historical disruption in the financial markets in general. In Management’s opinion, no additional write-down for other-than-temporary impairment is required.
As of December 31, 2010, the Company had temporarily impaired securities with a fair value of $212.9 million and unrealized losses of $5.9 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $7.6 million as of December 31, 2010, compared with $2.2 million at December 31, 2009. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers’ continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	160,767	(2,654)	5,348	(226)	166,115	(2,880)
State and political subdivisions	44,513	(2,307)	1,355	(407)	45,868	(2,714)
Corporate securities	-	-	866	(247)	866	(247)
Other equity securities	-	-	56	(10)	56	(10)
	$205,280	$(4,961)	$7,625	$(890)	$212,905	$(5,851)

The First Bancorp 2010 Form 10-K

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of December 31, 2010 there were no unrealized losses on these securities, compared with $707,000 at December 31, 2009.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2010, the total unrealized losses on these securities amounted to $2.9 million, compared with $602,000 at December 31, 2009. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at December 31, 2010 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2010, the total unrealized losses on municipal securities amounted to $2.7 million, compared with $485,000 at December 31, 2009. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2010 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2010 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2010, the total unrealized losses on corporate securities amounted to $247,000, compared with $302,000 at December 31, 2009. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2010 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2010 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at December 31, 2010. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2010 and December 31, 2009, the Company’s investment in FHLB stock totaled $14.0 million.
FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The Company had no dividend income on its FHLB stock in 2010.
For the year ended December 31, 2010, FHLB’s net income was $106.6 million, compared with a net loss of $186.8 million for 2009. Although the Company had no dividend income on its FHLB stock in 2010, in February 2011 FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent, based on average stock outstanding for the fourth quarter of 2010, to be paid on March 2, 2011. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The First Bancorp 2010 Form 10-K

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio declined $64.9 million or 6.8% in 2010, with total loans at $887.6 million at December 31, 2010, compared to $952.5 million at December 31, 2009. Commercial loans decreased $14.5 million or 3.6% between December 31, 2009 and December 31, 2010, residential term loans decreased by $29.3 million or 8.0% during the same period as a result of borrowers refinancing home mortgage loans which were sold by the Bank to the secondary market. At the same time, municipal loans decreased by $24.1 million or 52.5%.
Commercial loans are comprised of three categories: commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value ratio of 75% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 31.8% of capital are well under the regulatory guidance of 100.0% of total risk-based capital. Construction and non-owner-occupied commercial real estate loans are at 98.5% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit are generally underwritten to the same standards. Consumer loans are primarily short-term amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, with a maximum loan to value ratio of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
The following table summarizes the loan portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006.

	As of December 31,
In thousands of dollars	2010		2009		2008		2007		2006
Commercial
Real estate	$245,540	27.7%	$240,178	25.2%	$219,057	22.3%	$202,301	22.0%	$140,626	16.8%
Construction	41,869	4.7%	48,714	5.1%	48,182	4.9%	-	0.0%	-	0.0%
Other	101,462	11.4%	114,486	12.0%	118,109	12.1%	109,954	11.9%	189,908	22.7%
Municipal	21,833	2.5%	45,952	4.8%	34,832	3.6%	34,425	3.7%	23,724	2.8%
Residential
Term	337,927	38.1%	367,267	38.7%	431,520	44.0%	431,237	46.9%	371,242	44.3%
Construction	15,512	1.7%	17,361	1.8%	26,235	2.7%	45,942	5.0%	20,258	2.4%
Home equity line of credit	105,297	11.9%	94,324	9.9%	77,206	7.9%	74,199	8.1%	73,453	8.8%
Consumer	18,156	2.0%	24,210	2.5%	24,132	2.5%	22,106	2.4%	18,934	2.3%
Total loans	$887,596	100.0%	$952,492	100.0%	$979,273	100.0%	$920,164	100.0%	$838,145	100.0%

The First Bancorp 2010 Form 10-K

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2010:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$8,691	$16,566	$19,070	$201,213	$245,540
Construction	9,184	8,059	354	24,272	41,869
Other	15,963	22,589	30,487	32,423	101,462
Municipal	4,061	2,558	8,760	6,454	21,833
Residential
Term	5,522	12,250	24,982	295,173	337,927
Construction	6,976	1,269	301	6,966	15,512
Home equity line of credit	1,258	1,919	661	101,459	105,297
Consumer	6,855	7,522	1,250	2,529	18,156
Total loans	$58,510	$72,732	$85,865	$670,489	$887,596

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2010.

	Fixed-Rate		Adjustable-Rate		Total
In thousands of dollars	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$42,167	4.8%	$203,373	22.9%	$245,540	27.7%
Construction	5,770	0.7%	36,099	4.0%	41,869	4.7%
Other	46,141	5.2%	55,321	6.2%	101,462	11.4%
Municipal	18,257	2.1%	3,576	0.4%	21,833	2.5%
Residential
Term	116,368	13.1%	221,559	25.0%	337,927	38.1%
Construction	5,304	0.6%	10,208	1.1%	15,512	1.7%
Home equity line of credit	3,754	0.4%	101,543	11.5%	105,297	11.9%
Consumer	14,812	1.6%	3,344	0.4%	18,156	2.0%
Total loans	$252,573	28.5%	$635,023	71.5%	$887,596	100.0%
Loan Concentrations

As of December 31, 2010, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $2.8 million at December 31, 2010 compared with $2.9 million at December 31, 2009. No recourse obligations have been incurred in connection with the sale of loans.

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

The First Bancorp 2010 Form 10-K

 as well as general and regional economic conditions.
We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either residential and consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.
The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of  delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance.
Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the adequacy of the allowance for loan losses.
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

Commercial
Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on loans that we have rated for risk. Our non-performing commercial loans are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels. These qualitative factors are also considered in connection with our unallocated portion of our allowance for loan losses.
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. The methodology employs Management’s judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of a borrower’s current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and lines of business. In determining our ability to collect certain loans, we also consider the fair value of underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

Residential and Consumer
Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical

The First Bancorp 2010 Form 10-K

loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk classification and accrual status, and to determine the need for a specific reserve. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection.

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2010, impaired loans with specific reserves totaled $9.5 million and the amount of such reserves was $1.3 million. This compares to impaired loans with specific reserves of $12.2 million at December 31, 2009 and the amount of such reserves was $2.2 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2010 is considered by Management to be adequate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan type as of December 31, 2010, 2009, 2008, 2007 and 2006. The percentages are the portion of each loan type to total loans.

The First Bancorp 2010 Form 10-K

Dollars in	As of December 31,
thousands	2010		2009		2008		2007		2006
Commercial
Real estate	$5,260	27.7%	$5,297	25.2%	$2,958	22.3%	$3,020	22.0%	$1,905	16.8%
Construction	1,012	4.7%	896	5.1%	650	4.9%	-	0.0%	-	0.0%
Other	2,377	11.4%	3,095	12.0%	2,595	12.1%	1,633	11.9%	2,573	22.7%
Municipal	19	2.5%	23	4.8%	20	3.6%	25	3.7%	25	2.8%
Residential
Term	1,408	38.1%	1,197	38.7%	713	44.0%	706	46.9%	711	44.3%
Construction	44	1.7%	43	1.8%	44	2.7%	75	5.0%	38	2.4%
Home equity line of credit	670	11.9%	515	9.9%	482	7.9%	491	8.1%	470	8.7%
Consumer	646	2.0%	716	2.5%	662	2.5%	606	2.4%	537	2.3%
Unallocated	1,880	0.0%	1,855	0.0%	676	0.0%	244	0.0%	105	0.0%
Total	$13,316	100.0%	$13,637	100.0%	$8,800	100.0%	$6,800	100.0%	$6,364	100.0%

The allowance for loan losses totaled $13.3 million at December 31, 2010, compared to $13.6 million at December 31, 2009. Management’s ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves decreased $0.9 million in 2010 from $2.2 million at December 31, 2009 to $1.3 million at December 31, 2010. The specific loans that make up those categories change from period to period. The portion of the reserve based upon homogeneous pools of loans decreased by $940,000 in 2010. The portion of the reserve based on qualitative factors increased by $593,000 during 2010 due to increased uncertainty with real estate appraisal values. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the minimal increase in unallocated reserves during 2010.
A breakdown of the allowance for loan losses as of December 31, 2010, by loan segment and allowance element, is presented in the following table:

	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home Equity Line of Credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $8.4 million in 2010 compared to $12.2 million in 2009. Net charge offs were $8.7 million in 2010 compared to net charge offs of $7.3 million in 2009. Our allowance as a percentage of outstanding loans has increased from 1.43% as of December 31, 2009 to 1.50% as of December 31, 2010, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The First Bancorp 2010 Form 10-K

The following table summarizes the activities in our allowance for loan losses as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As of December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Balance at beginning of year	$13,637	$8,800	$6,800	$6,364	$6,086
Loans charged off:
Commercial
Real estate	4,005	2,430	3	27	2
Construction	175	-	-	-	-
Other	1,125	2,329	1,997	477	854
Municipal	-	-	-	-	-
Residential
Term	392	1,767	113	13	42
Construction	2,361	47	-	-	-
Home equity line of credit	8	177	83	50	21
Consumer	951	826	745	770	394
Total	9,017	7,576	2,941	1,337	1,313
Recoveries on loans previously charged off
Commercial
Real estate	4	-	-	-	30
Construction	-	-	-	-	-
Other	69	79	32	142	60
Municipal	-	-	-	-	-
Residential
Term	4	59	5	4	16
Construction	-	-	-	-	-
Home equity line of credit	-	1	-	21	-
Consumer	219	114	204	174	160
Total	296	253	241	341	266
Net loans charged off	8,721	7,323	2,700	996	1,047
Provision for loan losses	8,400	12,160	4,700	1,432	1,325
Balance at end of period	$13,316	$13,637	$8,800	$6,800	$6,364
Ratio of net loans charged off to average loans outstanding	0.94%	0.75%	0.28%	0.11%	0.13%
Ratio of allowance for loan losses to total loans outstanding	1.50%	1.43%	0.90%	0.74%	0.76%

Management believes the allowance for loan losses is adequate as of December 31, 2010. In Management’s opinion, the level of provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of specific reserves and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the difficult economic conditions continuing for some time to come.

The First Bancorp 2010 Form 10-K

Nonperforming Loans

Nonperforming loans are comprised of loans, for which based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of  real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
A loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, and if secured by real estate, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the new appraisal – typically 30 days for residential loans and 60-90 days for commercial loans – the loan may have an additional specific reserve or write down based upon the new appraisal information.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.39% at December 31, 2010 compared to 1.95% at December 31, 2009. The following table shows the distribution of nonperforming assets and loans greater than 90 days past due as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As of December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Commercial
Real estate	$5,946	$6,589	$7,477	$734	$1,105
Construction	937	458	-	-	-
Other	2,277	2,735	2,908	2,011	2,285
Municipal	-	-	-	-	-
Residential
Term	8,932	6,322	6,594	2,109	606
Construction	3,567	3,182	-	-	-
Home equity line of credit	519	143	313	299	190
Consumer	113	309	137	1	46
Total loans 90 or more days past due	$22,291	$19,738	$17,429	$5,154	$4,232
Non-accrual loans included in above total	$21,175	$18,562	$12,449	$2,867	$3,485

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2010, loans 90 or more days past due and still accruing interest totaled $1.1 million, compared to $1.2 million at December 31, 2009.

The First Bancorp 2010 Form 10-K

Troubled Debt Restructured

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
As of December 31, 2010 we had 32 loans with a value of $5.5 million that have been restructured due to the borrower’s inability to maintain a current status on the loan that were classified as TDRs. This compares to 52 loans with a value of $8.4 million as of December 31, 2009. As of both dates, all TDRs were for residential term loans. As of December 31, 2010, nine of the loans classified as TDRs with a total balance of $1.3 million were greater than 30 days past due and three loans with a balance of $483,000 were in the process of foreclosure.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $25.3 million at December, 2010, and have decreased $559,000 from December 31, 2009. The number of loans decreased by eight loans from 183 to 175 during the same period. Impaired commercial loans decreased $658,000 from December 31, 2009 to December 31, 2010. The specific allowance for impaired commercial loans decreased from $1.7 million at December 31, 2009 to $635,000 as of December 31, 2010, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2009 to December 31, 2010, impaired residential loans decreased $308,000, impaired home equity lines of credit increased $376,000, and impaired consumer loans increased $31,000.
The following table sets forth impaired loans as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As of December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Commercial
Real estate	$5,946	$6,198	$7,477	$1,105	$744
Construction	937	458	-	-	-
Other	1,753	2,638	2,742	2,281	1,697
Municipal	-	-	-	-	-
Residential
Term	12,455	13,149	2,163	86	637
Construction	3,567	3,182	-	-	-
Home Equity Line of Credit	519	143	67	-	-
Consumer	106	75	-	13	17
Total	$25,283	$25,843	$12,449	$3,485	$3,095

The First Bancorp 2010 Form 10-K

Past Due Loans

The Bank’s overall loan delinquency ratio was 3.15% at December 31, 2010, versus 3.14% at December 31, 2009. Loans 90 days delinquent and accruing decreased slightly from $1.2 million at December 31, 2009 to $1.1 million as of December 31, 2010. This total is made up of 11 loans, with the largest loan totaling $366,000. We expect to collect all amounts due on these loans, including interest.
The following table sets forth loan delinquencies as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As of December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Commercial
Real estate	$6,055	$9,443	$10,446	$2,607	$2,326
Construction	1,057	458	584	325	9
Other	4,440	3,607	4,713	8,393	5,575
Municipal	-	-	-	-	-
Residential
Term	12,231	11,747	11,526	8,803	4,067
Construction	1,828	3,182	-	-	-
Home equity line of credit	2,038	682	1,423	872	627
Consumer	266	775	609	496	312
Total	$27,915	$29,894	$29,301	$21,496	$12,916
Loans 30-89 days past due to total loans	1.32%	1.26%	1.21%	1.78%	1.04%
Loans 90+ days past due and accruing to total loans	0.13%	0.12%	0.51%	0.25%	0.09%
Loans 90+ days past due on non-accrual to total loans	1.70%	1.76%	1.27%	0.31%	0.42%
Total past due loans to total loans	3.15%	3.14%	2.99%	2.34%	1.54%

As of December 31, 2010, the UBPR peer group had loans 30-89 days past due of 1.04% and loans 90+ days past due on non-accrual of 3.39%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans. At December 31, 2010, there were 32 potential problem loans with a balance of $3.9 million or 0.4% of total loans. This compares to 28 loans with a balance of $8.7 million or 0.9% of total loans at December 31, 2009.
As of December 30, 2010, there were 33 loans in the process of foreclosure with a total balance of $12.3 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

The First Bancorp 2010 Form 10-K

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2010, there were 18 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $0.1 million, compared to December 31, 2009 when there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.6 million. The following table presents the composition of other real estate owned as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As of December 31,
Dollars in thousands	2010	2009	2008	2007	2006
Carrying Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	424	1,182	1,172	1,152	950
Other	1,795	1,920	731	-	463
Municipal	-	-	-	-	-
Residential
Term	2,842	2,826	849	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$5,061	$5,928	$2,752	$1,152	$1,413
Related Allowance
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	-	476	325	325	250
Other	66	-	-	-	19
Municipal	-	-	-	-	-
Residential
Term	66	107	-	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$132	$583	$325	$325	$269
Net Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	424	706	848	827	700
Other	1,729	1,920	731	-	444
Municipal	-	-	-	-	-
Residential
Term	2,776	2,719	849	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$4,929	$5,345	$2,428	$827	$1,144

The First Bancorp 2010 Form 10-K

Funding, Liquidity and Capital Resources

As of December 31, 2010, the Bank had primary sources of liquidity of $259.7 million or 19.03% of assets. It is Management’s opinion that this is adequate. In addition, the Bank has an additional $116.1 million in borrowing capacity under the Federal Reserve Bank of Boston’s Borrower in Custody program, $18.0 million in credit lines with correspondent banks, and $52.9 million in unencumbered securities available as collateral for borrowing. These bring the Bank’s primary sources of liquidity to $446.7 million or 32.66% of assets. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank’s primary source of liquidity is deposits, which funded 70.9% of total average assets in 2010. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During 2010, total deposits increased by $51.9 million or 5.6%, ending the year at $974.5 million compared to $922.7 million at December 31, 2009. Low-cost deposits (demand, NOW, and savings accounts) increased by $22.6 million or 8.3% during the year, money market deposits declined $22.8 million or 24.2%, and certificates of deposit increased $52.1 million or 9.4%. The majority of the change in certificates of deposit year-to-date was primarily from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace. Average deposits increased $13.3 million in 2010, as shown in the following table which sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2010	2009	2008	2010 vs. 2009
Demand deposits	$69,260	$65,567	$63,495	5.63%
NOW accounts	118,400	106,895	105,689	10.76%
Money market accounts	78,155	108,922	123,699	-28.25%
Savings	97,484	87,921	86,018	10.88%
Certificates of deposit	597,982	578,713	474,517	3.33%
Total deposits	$961,281	$948,018	$853,418	1.40%

The First Bancorp 2010 Form 10-K

The average cost of deposits (including non-interest-bearing accounts) was 1.07% for the year ended December 31, 2010, compared to 1.25% for the year ended December 31, 2009 and 2.69% for the year ended December 31, 2008. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2010	2009	2008
NOW	0.33%	0.35%	0.63%
Money market	0.69%	1.07%	2.88%
Savings	0.60%	0.62%	0.97%
Certificates of deposit	1.47%	1.75%	3.78%
Total interest-bearing deposits	1.15%	1.35%	2.90%

Of all certificates of deposit, $374.1 million or 61.5% will mature by December 31, 2011. As of December 31, 2010, the Bank held a total of $376.2 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2010	2009
Within 3 Months	$215,112	$184,574
3 Months through 6 months	35,700	94,778
6 months through 12 months	26,687	27,709
Over 12 months	98,745	36,143
Total	$376,244	$343,204

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. Treasury and Agency notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2010, the Bank’s total FHLB borrowing capacity, based upon the Bank’s holding of FHLB stock, was $266.9 million, of which $68.3 million was unused. As of December 31, 2010, advances totaled $198.6 million, with a weighted average interest rate of 2.09% and remaining maturities ranging from three days to 10 years. This compares to advances totaling $199.4 million, with a weighted average interest rate of 2.90% and remaining maturities ranging from three days to 15 years, as of December 31, 2009. The decrease in the weighted average rate paid on borrowed funds in 2010 compared to 2009 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2010 was $57.3 million, compared to $49.7 million on December 31, 2009, and $48.8 million on December 31, 2008. The weighted average rates of these agreements were 1.16% as of December 31, 2010, compared to 1.57% as of December 31, 2009 and 2.12% as of December 31, 2008.
The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. The balances on the Treasury Tax and Loan note at December 31, 2010, 2009, and 2008 were $1.4 million, $0.6 million, and $2.9 million, respectively.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $257.3 million at the end of December in 2010, $306.5 million at the end of February in 2009, and $331.7 million at the end of January in 2008. The average amount outstanding during 2010 was $230.9 million with a weighted average interest rate of 2.76%. This compares to an average outstanding amount of $248.3 million with a weighted average interest rate of 2.84% in 2009, and an average outstanding amount of $293.7 million with a weighted average interest rate of 3.62% in 2008. The decline in average cost realized during 2010 is consistent with the interest rate policy and actions of the FOMC.

The First Bancorp 2010 Form 10-K

Capital Resources

Shareholders’ equity as of December 31, 2010 was $149.8 million, compared to $147.9 million as of December 31, 2009. The Company’s earnings for 2010,  net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, increased by $1.9 million from December 31, 2009.
Capital at December 31, 2010 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 9.30% on December 31, 2010 and 9.44% at December 31, 2009. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2010, the Company had tier-one risk-based capital of 14.97% and tier-two risk-based capital of 16.23%, versus 13.70% and 14.96%, respectively, at December 31, 2009. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.
On November 21, 2008, the Company received approval for a $25.0 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program (“CPP”). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and rank senior to the Company’s common stock and will rank senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future.
During 2010, the Company declared cash dividends of $0.195 per share in each quarter or $0.78 per share for the year. The Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 70.91% of earnings in 2010 compared to 63.93% in 2009 and 52.76% in 2008. The ability of the Company to pay cash dividends to its Shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $8.9 million in dividends was declared in 2010 from the Bank to the Company.
In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2011 will be that year’s net income plus $8.1 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. Also, pursuant to restrictions applicable to the Company as a consequence of its participation in the CPP program discussed below, the Company may not increase its quarterly dividend above $0.195 per share during the first three years that the CPP shares are outstanding (through January 9, 2012) without the consent of the U.S. Treasury.
As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. During the year ended December 31, 2010, the Company repurchased fractional shares from employee benefit plans.
In 2010, 28,855 shares, net of five fractional shares repurchased from employee benefit plans, were issued via employee stock programs and the dividend reinvestment plan for consideration totaling $416,000. No shares of common stock were issued in conjunction with the exercise of stock options.
Except as identified in Item 1A, “Risk Factors”, Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

The First Bancorp 2010 Form 10-K

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2010, the Company completed its annual review of goodwill and determined there has been no impairment.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2010:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$257,330	$127,160	$20,000	$60,000	$50,170
Operating leases	726	97	289	109	231
Certificates of deposit	608,189	374,131	85,264	148,794	-
Total	$866,245	$501,388	$105,553	$208,903	$50,401
Unused lines, collateralized by residential real estate	$62,765	$62,765	$-	$-	$-
Other unused commitments	50,179	50,179	-	-	-
Standby letters of credit	2,792	2,792	-	-	-
Commitments to extend credit	9,222	9,222	-	-	-
Total loan commitments and unused lines of credit	$124,958	$124,958	$-	$-	$-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2010, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2010, the Company made capital purchases totaling $2.0 million. This cost will be amortized over an average of seven years, adding approximately $292,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to newly enacted Federal legislation will not have a significant impact on the Company’s future operating results or financial condition.

The First Bancorp 2010 Form 10-K

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2010, was +2.14% of total assets, which compares to +0.72% of assets at December 31, 2009. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company’s summarized static gap, as of December 31, 2010, is presented in the following table:

	0-90	90-365	1-5	5 +
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$15,290	$33,388	$142,739	$209,192
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	-	-	14,031	1,412
Loans held for sale	-	-	-	2,806
Loans	422,940	139,952	220,603	104,101
Other interest-earning assets	-	9,842	-	-
Non-rate-sensitive assets	8,494	-	100	68,912
Total assets	446,724	183,182	377,473	386,423
Interest-bearing deposits	328,720	136,537	214,771	220,458
Borrowed funds	127,163	9	80,048	50,110
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	189,486
Total liabilities and equity	457,733	142,396	333,619	460,054
Period gap	$(11,009)	$40,786	$43,854	$(73,631)
Percent of total assets	-0.79%	2.93%	3.15%	-5.28%
Cumulative gap (current)	(11,009)	29,777	73,631	-
Percent of total assets	-0.79%	2.14%	5.28%	0.00%

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

The First Bancorp 2010 Form 10-K

scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
The Company’s most recent simulation model projects net interest income would increase by approximately 0.6% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.5% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 2.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 4.7% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of December 31, 2010 and 2009 is presented in the following table:

Changes in Net Interest Income	2010	2009
Year 1
Projected changes if rates decrease by 1.0%	+0.6%	-0.1%
Projected change if rates increase by 2.0%	-1.5%	-1.0%
Year 2
Projected changes if rates decrease by 1.0%	-2.2%	-0.8%
Projected change if rates increase by 2.0%	-4.7%	-4.4%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2010, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2010, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

The First Bancorp 2010 Form 10-K

ITEM 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary
As of December 31,	2010	2009
Assets
Cash and cash equivalents	$13,838,000	$15,332,000
Time deposits in other banks	100,000	-
Securities available for sale	293,229,000	81,838,000
Securities to be held to maturity, fair value of $110,366,000 at December 31, 2010, and $192,838,000 at December 31, 2009	107,380,000	190,537,000
Federal Reserve Bank stock, at cost	1,412,000	1,412,000
Federal Home Loan Bank stock, at cost	14,031,000	14,031,000
Loans held for sale	2,806,000	2,876,000
Loans	887,596,000	952,492,000
Less allowance for loan losses	13,316,000	13,637,000
Net loans	874,280,000	938,855,000
Accrued interest receivable	5,263,000	4,889,000
Premises and equipment, net	18,980,000	18,331,000
Other real estate owned	4,929,000	5,345,000
Goodwill	27,684,000	27,684,000
Other assets	29,870,000	30,264,000
Total assets	$1,393,802,000	$1,331,394,000
Liabilities
Demand deposits	$74,032,000	$66,317,000
NOW deposits	119,823,000	114,955,000
Money market deposits	71,604,000	94,425,000
Savings deposits	100,870,000	90,873,000
Certificates of deposit	608,189,000	556,097,000
Total deposits	974,518,000	922,667,000
Borrowed funds – short term	127,160,000	100,177,000
Borrowed funds – long term	130,170,000	149,601,000
Other liabilities	12,106,000	11,011,000
Total liabilities	1,243,954,000	1,183,456,000
Commitments and contingent liabilities (notes 13, 17, 18 and 21)
Shareholders’ equity
Preferred stock, $1,000 preference value per share	24,705,000	24,606,000
Common stock, one cent par value per share	98,000	97,000
Additional paid-in capital	45,474,000	45,121,000
Retained earnings	81,701,000	78,450,000
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of tax benefit of $1,108,000 in 2010 and $67,000 in 2009	(2,057,000)	(125,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $39,000 in 2010 and $114,000 in 2009	(73,000)	(211,000)
Total shareholders’ equity	149,848,000	147,938,000
Total liabilities and shareholders’ equity	$1,393,802,000	$1,331,394,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	9,773,025	9,744,170
Book value per share	$12.80	$12.66
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2010 Form 10-K

Consolidated Statements of Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2010	2009	2008
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $868,000 in 2010, $1,472,000 in 2009, and $1,245,000 in 2008)	$43,903,000	$49,277,000	$58,079,000
Interest on deposits with other banks	6,000	1,000	3,000
Interest and dividends on investments (includes tax-exempt income of $3,373,000 in 2010, $2,980,000 in 2009, and $2,820,000 in 2008)	13,351,000	13,291,000	13,290,000
Total interest and dividend income	57,260,000	62,569,000	71,372,000
Interest expense
Interest on deposits	10,297,000	11,872,000	23,000,000
Interest on borrowed funds	6,374,000	7,044,000	10,669,000
Total interest expense	16,671,000	18,916,000	33,669,000
Net interest income	40,589,000	43,653,000	37,703,000
Provision for loan losses	8,400,000	12,160,000	4,700,000
Net interest income after provision for loan losses	32,189,000	31,493,000	33,003,000
Non-interest income
Fiduciary and investment management income	1,455,000	1,331,000	1,475,000
Service charges on deposit accounts	2,838,000	2,516,000	2,837,000
Net securities gains	2,000	-	-
Mortgage origination and servicing income	1,796,000	2,341,000	145,000
Other operating income	3,044,000	6,566,000	5,189,000
Total non-interest income	9,135,000	12,754,000	9,646,000
Non-interest expense
Salaries and employee benefits	11,927,000	10,935,000	11,333,000
Occupancy expense	1,536,000	1,580,000	1,518,000
Furniture and equipment expense	2,209,000	2,273,000	2,005,000
FDIC insurance premiums	1,931,000	1,666,000	402,000
Net securities losses	-	150,000	89,000
Other-than-temporary impairment charge	-	916,000	-
Amortization of core deposit intangible	283,000	283,000	283,000
Other operating expenses	7,244,000	8,855,000	7,364,000
Total non-interest expense	25,130,000	26,658,000	22,994,000
Income before income taxes	16,194,000	17,589,000	19,655,000
Income tax expense	4,078,000	4,547,000	5,621,000
Net income	$12,116,000	$13,042,000	$14,034,000
Less dividends and amortization of premium on preferred stock	1,348,000	1,161,000	-
Net income available to common shareholders	$10,768,000	$11,881,000	$14,034,000
Earnings per common share
Basic earnings per share	$1.10	$1.22	$1.45
Diluted earnings per share	1.10	1.22	1.44
Cash dividends declared per share	0.780	0.780	0.765
Weighted average number of shares outstanding	9,760,760	9,721,172	9,701,379
Incremental shares	4,726	12,072	18,952
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2010 Form 10-K

Consolidated Statements of Changes in Shareholders’ Equity
The First Bancorp, Inc. and Subsidiary

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2007	$-	9,732,493	$44,859,000	$67,432,000	$162,000	$112,453,000
Net income	-	-	-	14,034,000	-	14,034,000
Net unrealized loss on securities available for sale, net of tax benefit of $675,000	-	-	-	-	(1,255,000)	(1,255,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $1,000	-	-	-	-	3,000	3,000
Comprehensive income	-	-	-	14,034,000	(1,252,000)	12,782,000
Cash dividends declared	-	-	-	(7,416,000)	-	(7,416,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Payment to repurchase common stock	-	(88,764)	(1,414,000)	-	-	(1,414,000)
Proceeds from sale of common stock	-	52,668	732,000	-	-	732,000
Tax benefit of disqualifying disposition of stock option shares	-	-	-	7,000	-	7,000
Balance at December 31, 2008	$-	9,696,397	$44,214,000	$74,057,000	$(1,090,000)	$117,181,000
Net income	-	-	-	13,042,000	-	13,042,000
Net unrealized gain on securities available for sale, net of taxes of $374,000	-	-	-	-	694,000	694,000
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $32,000	-	-	-	-	60,000	60,000
Comprehensive income	-	-	-	13,042,000	754,000	13,796,000
Cash dividends declared	-	-	-	(8,649,000)	-	(8,649,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Proceeds from sale of preferred stock	25,000,000	-	-	-	-	25,000,000
Discount on preferred stock issuance	(493,000)	-	493,000	-	-	-
Amortization of discount on preferred stock	99,000	-	(99,000)	-	-	-
Payment to repurchase common stock	-	(15,925)	(263,000)	-	-	(263,000)
Proceeds from sale of common stock	-	63,698	836,000	-	-	836,000
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
The First Bancorp 2010 Form 10-K

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	12,116,000	-	12,116,000
Net unrealized loss on securities available for sale, net of tax benefit of $1,041,000	-	-	-	-	(1,932,000)	(1,932,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $75,000	-	-	-	-	138,000	138,000
Comprehensive income	-	-	-	12,116,000	(1,794,000)	10,322,000
Cash dividends declared	-	-	-	(8,865,000)	-	(8,865,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Amortization of discount for preferred stock issuance	99,000	-	(99,000)	-	-	-
Proceeds from sale of common stock	-	28,855	416,000	-	-	416,000
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2010 Form 10-K

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary
For the years ended December 31,	2010	2009	2008
Cash flows from operating activities
Net income	$12,116,000	$13,042,000	$14,034,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,394,000	1,483,000	1,232,000
Change in deferred income taxes	395,000	(1,210,000)	(1,039,000)
Provision for loan losses	8,400,000	12,160,000	4,700,000
Loans originated for resale	(65,726,000)	(117,282,000)	(19,199,000)
Proceeds from sales of loans	65,796,000	115,704,000	19,718,000
Net (gain) loss on sale or call of securities	(2,000)	150,000	89,000
Write-down of securities available for sale	-	916,000	-
Net amortization (accretion) of premiums and discounts on investments	899,000	(2,774,000)	(5,475,000)
Net loss on sale of other real estate owned	122,000	223,000	-
Provision for losses on other real estate owned	352,000	481,000	-
Equity compensation expense	37,000	37,000	37,000
Net change in other assets and accrued interest receivable	177,000	(4,013,000)	(1,627,000)
Net change in other liabilities	1,139,000	(728,000)	(1,933,000)
Net loss on sale of premises and equipment	-	11,000	17,000
Amortization of investments in limited partnerships	300,000	275,000	84,000
Net acquisition amortization	251,000	260,000	239,000
Net cash provided by operating activities	25,650,000	18,735,000	10,877,000
Cash flows from investing activities
Purchase of time deposits in other banks	(100,000)	-	-
Proceeds from sales of securities available for sale	202,000	4,051,000	14,192,000
Proceeds from maturities, payments, calls of securities available for sale	101,223,000	10,255,000	3,551,000
Proceeds from maturities, payments, calls of securities held to maturity	84,287,000	183,973,000	106,450,000
Proceeds from sales of other real estate owned	3,722,000	820,000	-
Purchases of securities available for sale	(316,453,000)	(81,853,000)	(5,373,000)
Investments in limited partnerships	-	(1,371,000)	(1,700,000)
Purchases of securities to be held to maturity	(1,363,000)	(138,186,000)	(154,618,000)
Purchases of Federal Home Loan Bank stock	-	-	(1,463,000)
Purchases of Federal Reserve Bank stock	-	(750,000)	-
Net (increase) decrease in loans	52,395,000	15,017,000	(63,410,000)
Capital expenditures	(2,043,000)	(3,798,000)	(796,000)
Proceeds from sale of premises and equipment	-	1,000	-
Net cash used in investing activities	(78,130,000)	(11,841,000)	(103,167,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	(241,000)	(22,217,000)	15,826,000
Net increase in certificates of deposit	52,124,000	19,164,000	128,651,000
Advances on long-term borrowings	30,000,000	10,000,000	50,000,000
Repayments on long-term borrowings	(50,000,000)	(27,000,000)	-
Net increase (decrease) in short-term borrowings	27,552,000	(5,289,000)	(94,622,000)
Proceeds from issuance of preferred stock	-	25,000,000	-
Payments to repurchase common stock	-	(263,000)	(1,414,000)
Proceeds from sale of common stock	416,000	836,000	732,000
Dividends paid	(8,865,000)	(8,649,000)	(7,281,000)
Net cash provided (used) by financing activities	50,986,000	(8,418,000)	91,892,000
Net decrease in cash and cash equivalents	(1,494,000)	(1,524,000)	(398,000)
Cash and cash equivalents at beginning of year	15,332,000	16,856,000	17,254,000
Cash and cash equivalents at end of year	$13,838,000	$15,332,000	$16,856,000
Interest paid	$16,824,000	$19,160,000	$34,558,000
Income taxes paid	3,317,000	5,859,000	7,111,000
Non-cash transactions:
Transfer from loans to other real estate owned	3,780,000	4,441,000	1,601,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp 2010 Form 10-K

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

Subsequent Events
Events occurring subsequent to December 31, 2010, have been evaluated as to their potential impact to the financial statements.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank’s funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders’ equity, net of related income taxes. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date.

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

The First Bancorp 2010 Form 10-K

Loan Fees and Costs
Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans. The unamortized net deferred fees and costs are included on the balance sheets with the related loan balances, and the amortization is included with the related interest income.

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be adequate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. Loans over 30 days past due are considered delinquent. Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Amortization expense for 2010, 2009 and 2008 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2010, the Company determined goodwill and other intangible assets were not impaired.

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

Other Real Estate Owned (OREO)
Real estate acquired by foreclosure or deed in lieu of foreclosure is transferred to OREO and recorded at fair value, less estimated costs to sell, based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a specific property basis.

The First Bancorp 2010 Form 10-K

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2010 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $672,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp 2010 Form 10-K

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2010 and 2009:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2010	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,380,000	$665,000	$-	$16,045,000
Mortgage-backed securities	236,126,000	1,024,000	(2,736,000)	234,414,000
State and political subdivisions	43,404,000	171,000	(2,051,000)	41,524,000
Corporate securities	1,113,000	-	(247,000)	866,000
Other equity securities	371,000	19,000	(10,000)	380,000
	$296,394,000	$1,879,000	$(5,044,000)	$293,229,000
Securities to be held to maturity
U.S. Treasury and agency	2,190,000	35,000	-	2,225,000
Mortgage-backed securities	55,710,000	2,656,000	(144,000)	58,222,000
State and political subdivisions	49,330,000	1,102,000	(663,000)	49,769,000
Corporate securities	150,000	-	-	150,000
	$107,380,000	$3,793,000	$(807,000)	$110,366,000
Non-marketable securities
Federal Home Loan Bank Stock	14,031,000	-	-	14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2009	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$31,022,000	$90,000	$(153,000)	$30,959,000
Mortgage-backed securities	31,254,000	133,000	(239,000)	31,148,000
State and political subdivisions	18,219,000	414,000	(119,000)	18,514,000
Corporate securities	1,120,000	-	(302,000)	818,000
Other equity securities	414,000	6,000	(21,000)	399,000
	$82,029,000	$643,000	$(834,000)	$81,838,000
Securities to be held to maturity
U.S. Treasury and agency	39,099,000	142,000	(554,000)	38,687,000
Mortgage-backed securities	90,193,000	1,839,000	(363,000)	91,669,000
State and political subdivisions	61,095,000	1,603,000	(366,000)	62,332,000
Corporate securities	150,000	-	-	150,000
	$190,537,000	$3,584,000	$(1,283,000)	$192,838,000
Non-marketable securities
Federal Home Loan Bank Stock	14,031,000	-	-	14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at December 31, 2010:

The First Bancorp 2010 Form 10-K

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,195,000	$1,203,000
Due in 1 to 5 years	2,950,000	3,099,000	5,475,000	5,749,000
Due in 5 to 10 years	2,385,000	2,404,000	13,838,000	14,435,000
Due after 10 years	290,688,000	287,346,000	86,872,000	88,979,000
Equity securities	371,000	380,000	-	-
	$296,394,000	$293,229,000	$107,380,000	$110,366,000

The following table summarizes the contractual maturities of investment securities at December 31, 2009:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$330,000	$335,000
Due in 1 to 5 years	18,144,000	18,381,000	7,934,000	8,245,000
Due in 5 to 10 years	3,671,000	3,783,000	15,020,000	15,591,000
Due after 10 years	59,800,000	59,275,000	167,253,000	168,667,000
Equity securities	414,000	399,000	-	-
	$82,029,000	$81,838,000	$190,537,000	$192,838,000

At December 31, 2010, securities with a fair value of $113,023,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154,034,000, as of December 31, 2009 pledged for the same purpose.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2010, 2009 and 2008:

	2010	2009	2008
Proceeds from sales	$202,000	$4,051,000	$14,192,000
Gross gains	2,000	20,000	123,000
Gross losses	-	(170,000)	(212,000)
Net gain (loss)	$2,000	$(150,000)	$(89,000)
Related income taxes	$1,000	$(52,000)	$(31,000)

 As of December 31, 2010, there were 136 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of December 31, 2010 is summarized below:

The First Bancorp 2010 Form 10-K

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	160,767,000	(2,654,000)	5,348,000	(226,000)	166,115,000	(2,880,000)
State and political subdivisions	44,513,000	(2,307,000)	1,355,000	(407,000)	45,868,000	(2,714,000)
Corporate securities	-	-	866,000	(247,000)	866,000	(247,000)
Other equity securities	-	-	56,000	(10,000)	56,000	(10,000)
	$205,280,000	$(4,961,000)	$7,625,000	$(890,000)	$212,905,000	$(5,851,000)

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

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of
FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2010 and 2009, the Company’s investment in FHLB stock totaled $14.0 million.
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
For the year ended December 31, 2010, FHLB’s net income was $106.6 million, compared with a net loss of $186.8 million for 2009. Although the Company had no dividend income on its FHLB stock in 2010, in February 2011 FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent, based on average stock outstanding for the fourth quarter of 2010, to be paid on March 2, 2011. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp 2010 Form 10-K

Note 4. Loan Servicing

At December 31, 2010 and 2009, the Bank serviced loans for others totaling $248,872,000 and $223,837,000, respectively. Net gains from the sale of loans totaled $977,000 in 2010, $962,000 in 2009, and $249,000 in 2008. In 2010, mortgage servicing rights of $646,000 were capitalized and amortization for the year totaled $450,000. At December 31, 2010, mortgage servicing rights had a fair value of $1,684,000. In 2009, mortgage servicing rights of $1,133,000 were capitalized and amortization for the year totaled $539,000. At December 31, 2009, mortgage servicing rights had a fair value of $1,422,000. Mortgage servicing rights are included in other assets.
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 860, “Transfers and Servicing”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2010, the prepayment assumption using the PSA model was 236, which translates into an anticipated prepayment rate of 14.16%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 4.22%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2010	2009
Mortgage servicing rights	$5,732,000	$5,086,000
Accumulated amortization	(4,265,000)	(3,814,000)
Impairment reserve	(23,000)	(73,000)
	$1,444,000	$1,199,000

Note 5. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Commercial
Real estate	$245,540,000	27.7%	$240,178,000	25.2%
Construction	41,869,000	4.7%	48,714,000	5.1%
Other	101,462,000	11.4%	114,486,000	12.0%
Municipal	21,833,000	2.5%	45,952,000	4.8%
Residential
Term	337,927,000	38.1%	367,267,000	38.7%
Construction	15,512,000	1.7%	17,361,000	1.8%
Home equity line of credit	105,297,000	11.9%	94,324,000	9.9%
Consumer	18,156,000	2.0%	24,210,000	2.5%
Total loans	$887,596,000	100.0%	$952,492,000	100.0%

Loan balances include net deferred loan costs of $1,341,000 in 2010 and $1,352,000 in 2009. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $192,911,000 and $295,119,000 at December 31, 2010 and 2009, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $342,893,000 at December 31, 2010 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2010 and 2009, non-accrual loans were $21,175,000 and $18,562,000, respectively. As of December 31, 2010, 2009 and 2008, interest income which would have been recognized on these loans, if interest had been accrued, was $1,334,000, $1,297,000, and $489,000, respectively. Loans more than 90 days past due accruing interest totaled $1,116,000 at December 31, 2010 and $1,176,000 at December 31, 2009. The Company continues to

The First Bancorp 2010 Form 10-K

accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
Loans to directors, officers and employees totaled $40,015,000 at December 31, 2010 and $38,952,000 at December 31, 2009. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2010	2009
Balance at beginning of year	$25,375,000	$23,896,000
New loans	934,000	3,820,000
Repayments	(784,000)	(2,341,000)
Balance at end of year	$25,525,000	$25,375,000

Information on the past-due status of loans as of December 31, 2010, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,055,000	$4,000,000	$6,055,000	$239,485,000	$245,540,000	$-
Construction	120,000	937,000	1,057,000	40,812,000	41,869,000	-
Other	3,070,000	1,370,000	4,440,000	97,022,000	101,462,000	524,000
Municipal	-	-	-	21,833,000	21,833,000	-
Residential
Term	4,535,000	7,696,000	12,231,000	325,696,000	337,927,000	585,000
Construction	104,000	1,724,000	1,828,000	13,684,000	15,512,000	-
Home Equity Line of Credit	1,564,000	474,000	2,038,000	103,259,000	105,297,000	-
Consumer	259,000	7,000	266,000	17,890,000	18,156,000	7,000
Total	$11,707,000	$16,208,000	$27,915,000	$859,681,000	$887,596,000	$1,116,000

Information on the past-due status of loans as of December 31, 2009, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,985,000	$6,458,000	$9,443,000	$230,735,000	$240,178,000	$391,000
Construction	-	458,000	458,000	48,256,000	48,714,000	-
Other	1,624,000	1,983,000	3,607,000	110,879,000	114,486,000	97,000
Municipal	-	-	-	45,952,000	45,952,000	-
Residential
Term	6,299,000	5,448,000	11,747,000	355,520,000	367,267,000	454,000
Construction	-	3,182,000	3,182,000	14,179,000	17,361,000	-
Home Equity Line of Credit	549,000	133,000	682,000	93,642,000	94,324,000	-
Consumer	536,000	239,000	775,000	23,435,000	24,210,000	234,000
Total	$11,993,000	$17,901,000	$29,894,000	$922,598,000	$952,492,000	$1,176,000

Loans are placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of  real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

The First Bancorp 2010 Form 10-K

Information on nonaccrual loans as of December 31, 2010 and 2009 is presented in the following table:

	As of December 31
	2010	2009
Commercial
Real estate	$5,946,000	$6,198,000
Construction	937,000	458,000
Other	1,753,000	2,638,000
Municipal	-	-
Residential
Term	8,347,000	5,868,000
Construction	3,567,000	3,182,000
Home Equity Line of Credit	519,000	143,000
Consumer	106,000	75,000
Total	$21,175,000	$18,562,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2010	2009	2008
Average investment in impaired loans	$25,836,000	$16,263,000	$6,199,000
Interest income recognized on impaired loans, all on cash basis	227,000	70,000	24,000

As of December 31,	2010	2009
Balance of impaired loans	$25,283,000	$25,843,000
Less portion for which no allowance for loan losses is allocated	(15,773,000)	(13,682,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$9,510,000	$12,161,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,256,000	$2,196,000

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference.

The First Bancorp 2010 Form 10-K

A breakdown of impaired loans by category as of December 31, 2010, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Unrecognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,531,000	$3,531,000	$-	$3,967,000	$232,000
Construction	257,000	257,000	-	271,000	20,000
Other	1,256,000	1,256,000	-	1,484,000	104,000
Municipal	-	-	-	-	-
Residential
Term	6,804,000	6,804,000	-	7,814,000	436,000
Construction	3,567,000	3,567,000	-	2,573,000	134,000
Home Equity Line of Credit	319,000	319,000	-	196,000	6,000
Consumer	39,000	39,000	-	20,000	3,000
	$15,773,000	$15,773,000	$-	$16,325,000	$935,000
With an Allowance Recorded
Commercial
Real estate	$2,415,000	$2,415,000	$192,000	$2,925,000	$157,000
Construction	680,000	680,000	152,000	305,000	22,000
Other	497,000	497,000	291,000	912,000	60,000
Municipal	-	-	-	-	-
Residential
Term	5,651,000	5,651,000	432,000	4,869,000	134,000
Construction	-	-	-	281,000	14,000
Home Equity Line of Credit	200,000	200,000	122,000	87,000	3,000
Consumer	67,000	67,000	67,000	132,000	9,000
	$9,510,000	$9,510,000	$1,256,000	$9,511,000	$399,000
Total
Commercial
Real estate	$5,946,000	$5,946,000	$192,000	$6,892,000	$389,000
Construction	937,000	937,000	152,000	576,000	42,000
Other	1,753,000	1,753,000	291,000	2,396,000	164,000
Municipal	-	-	-	-	-
Residential
Term	12,455,000	12,455,000	432,000	12,683,000	570,000
Construction	3,567,000	3,567,000	-	2,854,000	148,000
Home Equity Line of Credit	519,000	519,000	122,000	283,000	9,000
Consumer	106,000	106,000	67,000	152,000	12,000
	$25,283,000	$25,283,000	$1,256,000	$25,836,000	$1,334,000

The First Bancorp 2010 Form 10-K

Note 6. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The adequacy of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors evaluated on a continual basis include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The following table summarizes the composition of the allowance for loan losses, by loan portfolio segment, as of December 31, 2010 and 2009:

As of December 31,	2010	2009
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$192,000	$701,000
Construction	152,000	36,000
Other	291,000	987,000
Municipal	-	-
Residential
Term	432,000	271,000
Construction	-	125,000
Home Equity Line of Credit	122,000	-
Consumer	67,000	76,000
Total	$1,256,000	$2,196,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$5,068,000	$4,285,000
Construction	860,000	771,000
Other	2,086,000	2,376,000
Municipal	19,000	23,000
Residential
Term	976,000	927,000
Construction	44,000	49,000
Home Equity Line of Credit	548,000	515,000
Consumer	579,000	641,000
Unallocated	1,880,000	1,854,000
Total	$12,060,000	$11,441,000
Total Allowance for Loan Losses
Commercial
Real estate	$5,260,000	$4,986,000
Construction	1,012,000	807,000
Other	2,377,000	3,363,000
Municipal	19,000	23,000
Residential
Term	1,408,000	1,198,000
Construction	44,000	174,000
Home Equity Line of Credit	670,000	515,000
Consumer	646,000	717,000
Unallocated	1,880,000	1,854,000
Total	$13,316,000	$13,637,000

The First Bancorp 2010 Form 10-K

The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of  delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices,  and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance. A breakdown of the allowance for loan losses as of December 31, 2010, by loan segment and allowance element, is presented in the following table:

	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home Equity Line of Credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 44.6% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 98.5% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. The methodology employs Management’s judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of a borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of underlying collateral. The risk rating system has nine levels, defined as follows:

1      Strong
Credits rated "1" are characterized by borrowers fully responsible for the credit with excellent capacity to pay principal and interest.  Loans rated “1” may be secured with acceptable forms of liquid collateral.
2      Above Average
Credits rated “2” are characterized by borrowers that have better than average liquidity, capitalization, earnings and/or cash flow with a consistent record of solid financial performance.
3      Satisfactory
Credits rated “3” are characterized by borrowers with favorable liquidity, profitability and financial condition with adequate cash flow to pay debt service.

The First Bancorp 2010 Form 10-K

4      Average
Credits rated “4” are characterized by borrowers that present risk more than 1, 2 and 3 rated loans and merit an ordinary level of ongoing monitoring. Financial condition is on par or somewhat below industry averages while cash flow is generally adequate to meet debt service requirements.
5      Watch
Credits rated “5” are characterized by borrowers that warrant greater monitoring due to financial condition  or unresolved and identified risk factors.
6      Other Assets Especially Mentioned (OAEM)
Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard.  OAEM have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank's credit position at some future date.
7      Substandard
Loans in this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank may sustain some loss if the deficiencies are not corrected.
8      Doubtful
Loans classified "Doubtful" have the same weaknesses as those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.
9      Loss
Loans classified "Loss" are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.
The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of December 31, 2010:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$48,000	$-	$395,000	$2,481,000	$2,924,000
2 Above Average	20,365,000	10,000	4,483,000	11,453,000	36,311,000
3 Satisfactory	42,600,000	4,694,000	16,052,000	4,900,000	68,246,000
4 Average	107,167,000	22,177,000	41,972,000	2,999,000	174,315,000
5 Watch	27,898,000	6,347,000	12,203,000	-	46,448,000
6 OAEM	19,496,000	3,715,000	6,463,000	-	29,674,000
7 Substandard	27,966,000	4,926,000	19,894,000	-	52,786,000
8 Doubtful	-	-	-	-	-
9 Loss	-	-	-	-	-
Total	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$410,704,000

Residential loans are comprised of two categories: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit, are typically written to the same underwriting standards. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
Residential loans, consumer loans and home equity lines of credit are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for these segments are consistent with those for the commercial and municipal segments. Certain loans in the residential, home equity lines of credit and consumer segments identified as having the potential for further deterioration are analyzed individually to confirm impairment status, and to determine the need for a specific reserve, however there is no formal rating system used for these segments. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection.
Allowance for loan losses transactions for the years ended December 31, 2010, 2009 and 2008 were as follows:

The First Bancorp 2010 Form 10-K

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance specifically evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance specifically evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,456,000	$3,567,000	$519,000	$106,000	$-	$25,284,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,471,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,312,000
For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2009	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$3,471,000	$551,000	$2,181,000	$20,000	$716,000	$41,000	$482,000	$662,000	$676,000	$8,800,000
Charge offs	2,430,000	-	2,329,000	-	1,767,000	47,000	177,000	826,000	-	7,576,000
Recoveries	-	-	79,000	-	59,000	-	1,000	114,000	-	253,000
Provision	3,945,000	256,000	3,432,000	3,000	2,190,000	180,000	209,000	767,000	1,178,000	12,160,000
Ending balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Ending balance specifically evaluated for impairment	$701,000	$36,000	$987,000	$-	$271,000	$125,000	$-	$76,000	$-	$2,196,000
Ending balance collectively evaluated for impairment	$4,285,000	$771,000	$2,376,000	$23,000	$927,000	$49,000	$515,000	$641,000	$1,854,000	$11,441,000
Related loan balances:
Ending balance	$240,178,000	$48,714,000	$114,486,000	$45,952,000	$367,267,000	$17,361,000	$94,324,000	$24,210,000	$-	$952,492,000
Ending balance specifically evaluated for impairment	$6,198,000	$458,000	$2,638,000	$-	$13,149,000	$3,182,000	$143,000	$75,000	$-	$25,843,000
Ending balance collectively evaluated for impairment	$233,980,000	$48,256,000	$111,848,000	$45,952,000	$354,118,000	$14,179,000	$94,181,000	$24,135,000	$-	$926,649,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2008	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$3,020,000	$-	$1,633,000	$25,000	$706,000	$75,000	$491,000	$606,000	$244,000	$6,800,000
Charge offs	3,000	-	1,997,000	-	113,000	-	83,000	745,000	-	2,941,000
Recoveries	-	-	32,000	-	5,000	-	-	204,000	-	241,000
Provision	454,000	551,000	2,513,000	(5,000)	118,000	(34,000)	74,000	597,000	432,000	4,700,000
Ending balance	$3,471,000	$551,000	$2,181,000	$20,000	$716,000	$41,000	$482,000	$662,000	$676,000	$8,800,000
Ending balance specifically evaluated for impairment	$947,000	$-	$821,000	$-	$142,000	$-	$47,000	$-	$-	$1,957,000
Ending balance collectively evaluated for impairment	$2,524,000	$551,000	$1,360,000	$20,000	$574,000	$41,000	$435,000	$662,000	$676,000	$6,843,000
Related loan balances:
Ending balance	$219,057,000	$48,182,000	$118,109,000	$34,832,000	$431,520,000	$26,235,000	$77,206,000	$24,132,000	$-	$979,273,000
Ending balance specifically evaluated for impairment	$7,477,000	$-	$2,742,000	$-	$2,163,000	$-	$67,000	$-	$-	$12,449,000
Ending balance collectively evaluated for impairment	$211,580,000	$48,182,000	$115,367,000	$34,832,000	$429,357,000	$26,235,000	$77,139,000	$24,132,000	$-	$966,824,000

The First Bancorp 2010 Form 10-K

A troubled debt restructured (“TDR”) constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of December 31, 2010 we had 32 loans with a value of $5.5 million that have been restructured. This compares to 52 loans with a value of $8.4 million classified as TDRs as of December 31, 2009. As of both dates, all TDRs were for residential term loans.

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2010	2009
Land	$4,028,000	$3,556,000
Land improvements	686,000	648,000
Buildings	14,764,000	13,821,000
Equipment	9,961,000	9,532,000
	29,439,000	27,557,000
Less accumulated depreciation	10,459,000	9,226,000
	$18,980,000	$18,331,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2010	2009
Real estate acquired in settlement of loans	$4,929,000	$5,345,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2010	2009	2008
Balance at beginning of year	$583,000	$325,000	$325,000
Losses charged to allowance	(803,000)	(223,000)	-
Provision charged to operating expenses	352,000	481,000	-
Balance at end of year	$132,000	$583,000	$325,000

Note 9. Goodwill

On January 14, 2005, the Company acquired FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net tangible assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”.  As of December 31, 2010, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Company also carries $125,000 in goodwill for a de minimus transaction in 2001.

The First Bancorp 2010 Form 10-K

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2010	2009	2008
Federal income tax
Current	$3,450,000	$5,520,000	$6,415,000
Deferred	395,000	(1,210,000)	(1,039,000)
	3,845,000	4,310,000	5,376,000
State franchise tax	233,000	237,000	245,000
	$4,078,000	$4,547,000	$5,621,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2010	2009	2008
Expected tax expense	$5,668,000	$6,156,000	$6,879,000
Non-taxable income	(1,527,000)	(1,555,000)	(1,364,000)
State franchise tax, net of federal tax benefit	151,000	154,000	159,000
Tax credits, net of amortization	(345,000)	(345,000)	(100,000)
Other	131,000	137,000	47,000
	$4,078,000	$4,547,000	$5,621,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2010 and 2009 are as follows:

	2010	2009
Allowance for loan losses	$4,662,000	$4,773,000
Other real estate owned	46,000	204,000
Assets related to FNB acquisition	-	1,000
Accrued pension and post-retirement	1,187,000	1,183,000
Unrealized loss on securities available for sale	1,108,000	67,000
Other than temporary impairment of securities available for sale	321,000	321,000
Other assets	56,000	169,000
Total deferred tax asset	7,380,000	6,718,000
Net deferred loan costs	(663,000)	(672,000)
Depreciation	(2,138,000)	(2,106,000)
Mortgage servicing rights	(506,000)	(420,000)
Core deposit intangible	(401,000)	(500,000)
Liabilities related to FNB acquisition	(1,000)	(10,000)
Other liabilities	(204,000)	(114,000)
Total deferred tax liability	(3,913,000)	(3,822,000)
Net deferred tax asset	$3,467,000	$2,896,000

At December 31, 2010, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $530,000 for each of the years ended December 31, 2010 and 2009, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $300,000 and $275,000 for the years ended December 31, 2010 and 2009, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $2,412,000 and $2,712,000 at December 31, 2010 and 2009, respectively, and is recorded in other assets. The Company's total exposure to these limited partnerships was $5,912,000 and $6,212,000, at December 31, 2010 and

The First Bancorp 2010 Form 10-K

2009, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009.

Note 11. Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Certificates of deposit < $100,000	$231,945,000	$212,893,000
Certificates $100,000 to $250,000	338,452,000	287,051,000
Certificates $250,000 and over	37,792,000	56,153,000
	$608,189,000	$556,097,000

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2011	$96,632,000	$277,499,000	$374,131,000
2012	27,244,000	15,944,000	43,188,000
2013	19,413,000	22,663,000	42,076,000
2014	27,933,000	19,958,000	47,891,000
2015	60,723,000	40,180,000	100,903,000
	$231,945,000	$376,244,000	$608,189,000

Interest on certificates of deposit of $100,000 or more was $3,724,000, $3,901,000, and $6,905,000 in 2010, 2009 and 2008, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2010, the Bank’s total FHLB borrowing capacity, based on its holding of FHLB stock, was $266,889,000 of which $68,288,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2010, had fixed rates of interest until their respective maturity dates. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. Treasury and Agency securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $10.0 million in credit lines with correspondent banks and a credit facility of $116,130,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.
Borrowed funds at December 31, 2010 and 2009 have the following range of interest rates and maturity dates:

The First Bancorp 2010 Form 10-K

As of December 31, 2010
Federal Home Loan Bank Advances
2011	0.23% - 0.52%	$68,441,000
2012	4.39%	10,000,000
2013	3.49%	10,000,000
2014	2.73% - 3.89%	20,000,000
2015	2.03% - 2.98%	40,000,000
2016 and thereafter	0.00% - 3.69%	50,170,000
		198,611,000
Treasury Tax & Loan Notes (rate at December 31, 2010 was 0.00%)	variable	1,427,000
Repurchase agreements
Municipal and commercial customers	0.65% - 2.34%	57,292,000
		$257,330,000

As of December 31, 2009
Federal Home Loan Bank Advances
2010	0.20% - 5.41%	$99,225,000
2012	4.39%	10,000,000
2013	3.49%	10,000,000
2014	2.73% - 3.89%	20,000,000
2015 and thereafter	0.00% - 2.69%	60,177,000
		199,402,000
Treasury Tax & Loan Notes (rate at December 31, 2009 was 0.00%)	variable	638,000
Repurchase agreements
Municipal and commercial customers	0.90% - 4.00%	49,738,000
		$249,778,000

Note 13. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if over age 50, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2010, 2009, and 2008. The expense related to the 401(k) plan was $362,000, $365,000, and $356,000 in 2010, 2009, and 2008, respectively.

Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental plans was $230,000 in 2010, $214,000 in 2009, and $164,000 in 2008. As of December 31, 2010 and 2009, the accrued liability of these plans was $1,596,000 and $1,418,000, respectively.

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
The Company utilizes FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”, to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer

The First Bancorp 2010 Form 10-K

plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The Bank sponsors post-retirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2010	2009	2008
Change in benefit obligations
Benefit obligation at beginning of year:	$1,962,000	$1,990,000	$1,949,000
Service cost	15,000	21,000	19,000
Interest cost	117,000	134,000	134,000
Benefits paid	(136,000)	(143,000)	(155,000)
Actuarial (gain) loss	(162,000)	(40,000)	43,000
Benefit obligation at end of year:	$1,796,000	$1,962,000	$1,990,000
Funded status
Benefit obligation at end of year	$(1,796,000)	$(1,962,000)	$(1,990,000)
Accrued benefit cost	$(1,796,000)	$(1,962,000)	$(1,990,000)

For the years ended December 31,	2010	2009	2008
Components of net periodic benefit cost
Service cost	$15,000	$21,000	$19,000
Interest cost	117,000	134,000	134,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	-	(1,000)	(3,000)
Amortization of accumulated losses	22,000	24,000	21,000
Net periodic benefit cost	$183,000	$207,000	$200,000
Weighted average assumptions as of December 31
Discount rate	6.5%	7.0%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2011 is $147,000. For years ending 2012 through 2015 the estimated amount of benefits to be paid is $149,000, $150,000, $158,000 and $166,000 respectively, and the total estimated amount of benefits to be paid for years ended 2016 through 2020 is $810,000. Plan expense for 2011 is estimated to be $165,000.
In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2010	2009	Portion to Be Recognized in Income in 2011
Unamortized net actuarial loss	$(49,000)	$(233,000)	$-
Unrecognized transition obligation	(63,000)	(92,000)	29,000
	(112,000)	(325,000)	29,000
Deferred tax benefit at 35%	39,000	114,000	(10,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(73,000)	$(211,000)	$19,000

The First Bancorp 2010 Form 10-K

Note 14. Preferred and Common Stock

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

Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009 and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In 2009, the Company repurchased 11,412 shares from employee benefit plans at an average price of $14.73 per share and for total proceeds of $168,000. Fractional shares totaling five shares were repurchased from employee benefit plans in 2010.
The Company has reserved 700,000 shares of its common stock to be made available to directors and employees

The First Bancorp 2010 Form 10-K

 who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2010, 497,185 shares had been issued pursuant to these plans, leaving 202,815 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 12,334 in 2010, 21,469 shares in 2009, and 17,425 shares in 2008.
In 2001, the Company established a dividend reinvestment plan to allow Shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2010, 172,137 shares have been issued, leaving 427,863 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 16,520 shares in 2010, 21,229 shares in 2009, and 22,243 shares in 2008.

Note 15. Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). This reserves 400,000 shares of Common Stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation. As of December 31, 2010, no awards had been granted under the 2010 Plan.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. For the year ended December 31, 2010, $37,000 in compensation cost was recognized for options granted under the 1995 Plan, which is for 42,000 options granted in 2005. The weighted average fair value per option was $4.41 at the time of grant. The fair market value was estimated using the Black-Scholes option pricing model and the following assumptions: quarterly dividends of $0.12, risk-free interest rate of 4.20%, volatility of 25.81%, and an expected life of ten years, the options’ maximum term. Volatility is based on the actual volatility of the Company’s stock during the quarter in which the options were granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of the option grant.
The following table summarizes the non-vested options as of December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	21,000	$4.41
Granted in 2010	-	-
Vested in 2010	(21,000)	4.41
Forfeited in 2010	-	-
Non-vested at December 31, 2010	-	$-

During 2010, no options have been exercised. A summary of the status of the Stock Option Plan as of December 31, 2010 and changes during the year then ended, is presented below.

The First Bancorp 2010 Form 10-K

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	55,500	$15.89
Granted in 2010	-	-
Exercised in 2010	-	-
Forfeited in 2010	-	-
Outstanding at December 31, 2010	55,500	$15.89	3.8	$51
Exercisable at December 31, 2010	55,500	$15.89	3.8	$51

Note 16. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2010
Net income as reported	$12,116,000
Less dividends and amortization of premium on preferred stock	1,348,000
Basic EPS: Income available to common shareholders	10,768,000	9,760,760	$1.10
Effect of dilutive securities: incentive stock options		4,726
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,768,000	9,765,486	$1.10
For the year ended December 31, 2009
Net income as reported	$13,042,000
Less dividends and amortization of premium on preferred stock	1,161,000
Basic EPS: Income available to common shareholders	11,881,000	9,721,172	$1.22
Effect of dilutive securities: incentive stock options		12,072
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,881,000	9,733,244	$1.22
For the year ended December 31, 2008
Net income as reported	$14,034,000
Basic EPS: Income available to common shareholders	14,034,000	9,701,379	$1.45
Effect of dilutive securities: incentive stock options		18,952
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,034,000	9,720,331	$1.44

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase program. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options and warrants were exercisable at the end of each period. The following table presents the number of options and warrants outstanding as of December 31, 2010, 2009 and 2008 and the amount which are above or below the strike price:

The First Bancorp 2010 Form 10-K

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of December 31, 2009
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of December 31, 2008
Incentive stock options	76,500	76,500	-
Total dilutive securities	76,500	76,500	-

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its Shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2011 will be 2011 earnings plus retained earnings of $8,074,000 from 2010 and 2009.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.
The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

The First Bancorp 2010 Form 10-K

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2010
Tier 2 capital to	$132,530,000	$65,799,000	$82,249,000
risk-weighted assets	16.11%	8.00%	10.00%
Tier 1 capital to	$122,210,000	$32,900,000	$49,349,000
risk-weighted assets	14.86%	4.00%	6.00%
Tier 1 capital to	$122,210,000	$54,117,000	$67,646,000
average assets	9.03%	4.00%	5.00%
As of December 31, 2009
Tier 2 capital to	$129,338,000	$69,553,000	$86,941,000
risk-weighted assets	14.88%	8.00%	10.00%
Tier 1 capital to	$118,437,000	$34,776,000	$52,165,000
risk-weighted assets	13.62%	4.00%	6.00%
Tier 1 capital to	$118,437,000	$51,559,000	$64,449,000
average assets	9.19%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2010
Tier 2 capital to	$133,473,000	$65,799,000	n/a
risk-weighted assets	16.23%	8.00%	n/a
Tier 1 capital to	$123,153,000	$32,900,000	n/a
risk-weighted assets	14.97%	4.00%	n/a
Tier 1 capital to	$123,153,000	$52,963,000	n/a
average assets	9.30%	4.00%	n/a
As of December 31, 2009
Tier 2 capital to	$130,031,000	$69,557,000	n/a
risk-weighted assets	14.96%	8.00%	n/a
Tier 1 capital to	$119,130,000	$34,778,000	n/a
risk-weighted assets	13.70%	4.00%	n/a
Tier 1 capital to	$119,130,000	$50,461,000	n/a
average assets	9.44%	4.00%	n/a

Note 18. Off-Balance-Sheet Financial Instruments and Concentrations of Credit Risk

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2010, 2009 or 2008.

The First Bancorp 2010 Form 10-K

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2010 and 2009, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2010	2009
Unused lines, collateralized by residential real estate	$62,765,000	$58,751,000
Other unused commitments	50,179,000	76,125,000
Standby letters of credit	2,792,000	3,449,000
Commitments to extend credit	9,222,000	4,512,000
Total	$124,958,000	$142,837,000

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

Note 19. Fair Value Disclosures

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

The First Bancorp 2010 Form 10-K

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,045,000	$-	$16,045,000
Mortgage-backed securities	-	234,414,000	-	234,414,000
State and political subdivisions	-	41,524,000	-	41,524,000
Corporate securities	-	866.000	-	866.000
Other equity securities	-	380,000	-	380,000
Total assets	$-	$293,229,000	$-	$293,229,000

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$30,959,000	$-	$30,959,000
Mortgage-backed securities	-	31,148,000	-	31,148,000
State and political subdivisions	-	18,514,000	-	18,514,000
Corporate securities	-	818,000	-	818,000
Other equity securities	-	399,000	-	399,000
Total assets	$-	$81,838,000	$-	$81,838,000

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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or the present value of future cashflows. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as nonrecurring Level 2.
The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2010, that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $132,000. Impaired loans are presented net of their related specific allowance for loan losses of $1,256,000.

The First Bancorp 2010 Form 10-K

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,684,000	$-	$1,684,000
Loans held for sale	-	2,806,000	-	2,806,000
Other real estate owned	-	4,929,000	-	4,929,000
Impaired loans	-	8,254,000	-	8,254,000
Total Assets	$-	$17,673,000	$-	$17,673,000

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2009, that have had a fair value adjustment since their initial recognition as of March 31, 2008. Other real estate owned is presented net of an allowance for losses of $583,000. Impaired loans are presented net of their related specific allowance for loan losses of $2,196,000.

	At December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,422,000	$-	$1,422,000
Loans held for sale	-	2,876,000	-	2,876,000
Other real estate owned	-	5,345,000	-	5,345,000
Impaired loans	-	9,965,000	-	9,965,000
Total Assets	$-	$19,608,000	$-	$19,608,000

FASB ASC Topic 825 “Financial Instruments” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The estimated fair values for financial instruments as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$13,838,000	$13,838,000	$15,332,000	$15,332,000
Time deposits in other banks	100,000	100,000	-	-
Securities available for sale	293,229,000	293,229,000	81,838,000	81,838,000
Securities to be held to maturity	107,380,000	110,366,000	190,537,000	192,838,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	2,806,000	2,806,000	2,876,000	2,876,000
Loans (net of allowance for loan losses)	874,280,000	878,856,000	938,855,000	938,095,000
Cash surrender value of life insurance	9,842,000	9,842,000	9,492,000	9,492,000
Accrued interest receivable	5,263,000	5,263,000	4,889,000	4,889,000
Financial liabilities
Deposits	$974,518,000	$924,903,000	$922,667,000	$877,883,000
Borrowed funds	257,330,000	262,984,000	249,778,000	255,292,000
Accrued interest payable	926,000	926,000	1,078,000	1,078,000

The First Bancorp 2010 Form 10-K

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

Loans Held for Sale
The carrying value approximates fair value because the sale price of the loans has been contracted.

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

The First Bancorp 2010 Form 10-K

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

Note 20. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2010	2009	2008
Other operating income
Merchant credit card processing income	$-	$2,289,000	$2,433,000
ATM and debit card income	1,394,000	1,184,000	1,156,000
Gain on sale of merchant credit card processing portfolio	-	1,402,000	-
Other operating expense
Merchant credit card processing fees	$-	$2,214,000	$2,358,000
Advertising and marketing expense	688,000	-	-
Collections/foreclosures/other real estate owned expense	1,355,000	-	-

Note 21. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of Management, will have no material effect on the Company’s consolidated financial statements.

Note 22. Reclassifications

Certain items from prior years were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

The First Bancorp 2010 Form 10-K

Note 23. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2010	2009
Assets
Cash and cash equivalents	$642,000	$313,000
Dividends receivable	1,900,000	1,900,000
Investments	285,000	260,000
Investment in subsidiary	121,346,000	119,786,000
Premises and Equipment	10,000	-
Goodwill	27,559,000	27,559,000
Other assets	15,000	20,000
Total assets	$151,757,000	$149,838,000
Liabilities and shareholders’ equity
Dividends payable	$1,906,000	$1,900,000
Other liabilities	3,000	-
Total liabilities	1,909,000	1,900,000
Shareholders’ equity
Preferred stock	24,705,000	24,606,000
Common stock	98,000	97,000
Additional paid-in capital	45,474,000	45,121,000
Retained earnings	79,638,000	78,335,000
Accumulated other comprehensive loss
Net unrealized loss on available for sale securities, net of taxes of $3,000 in 2010 and tax benefit of $5,000 in 2009	6,000	(10,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $39,000 in 2010 and $114,000 in 2009	(73,000)	(211,000)
Total accumulated other comprehensive loss	(67,000)	(221,000)
Total shareholders’ equity	149,848,000	147,938,000
Total liabilities and shareholders’ equity	$151,757,000	$149,838,000

Statements of Income

For the years ended December 31,	2010	2009	2008
Investment income	$10,000	$10,000	$11,000
Other expense	113,000	152,000	136,000
Loss before Bank earnings	(103,000)	(142,000)	(125,000)
Equity in earnings of Bank
Remitted	8,850,000	8,404,000	7,281,000
Unremitted	3,369,000	4,780,000	6,878,000
Net income	$12,116,000	$13,042,000	$14,034,000

The First Bancorp 2010 Form 10-K

Statements of Cash Flows

For the years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$12,116,000	$13,042,000	$14,034,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	-	2,000
Net realized loss on sale of securities	-	-	24,000
Equity compensation expense	37,000	37,000	37,000
(Increase) decrease in other assets	(1,000)	38,000	(38,000)
Increase (decrease) in other liabilities	5,000	(41,000)	278,000
Unremitted earnings of Bank	(3,369,000)	(4,780,000)	(6,878,000)
Net cash provided by operating activities	8,788,000	8,296,000	7,459,000
Cash flows from investing activities:
Purchases of investments	-	(120,000)	-
Preferred stock investment in subsidiary		(25,000,000)	-
Capital expenditures	(10,000)	-	-
Net cash used in investing activities	(10,000)	(25,120,000)	-
Cash flows from financing activities:
Proceeds from sale of real estate	-	-	348,000
Proceeds from issuance of preferred stock	-	25,000,000	-
Payments to purchase common stock	-	(263,000)	(1,414,000)
Proceeds from sale of common stock	416,000	836,000	732,000
Dividends paid	(8,865,000)	(8,649,000)	(7,281,000)
Net cash provided (used) in financing activities	(8,449,000)	16,924,000	(7,615,000)
Net increase (decrease) in cash and cash equivalents	329,000	100,000	(156,000)
Cash and cash equivalents at beginning of year	313,000	213,000	369,000
Cash and cash equivalents at end of year	$642,000	$313,000	$213,000

The First Bancorp 2010 Form 10-K

Note 24. New Accounting Pronouncements

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
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC registrants or filers with the SEC are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
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

The First Bancorp 2010 Form 10-K

Note 25. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2009Q1	2009Q2	2009Q3	2009Q4	2010Q1	2010Q2	2010Q3	2010Q4
Balance Sheets
Cash	$15,815	$18,575	$23,921	$15,332	$11,731	$22,219	$13,880	$13,838
Investments	309,106	283,599	250,359	272,375	296,465	279,141	353,416	400,609
FHLB & FRB stock, at cost	14,693	14,693	14,693	15,443	15,443	15,443	15,443	15,443
Net loans	982,158	973,746	963,817	941,730	924,877	921,271	905,324	877,086
Other assets	76,728	79,373	79,052	86,514	88,028	88,201	86,561	86,826
Total assets	$1,398,500	$1,369,986	$1,331,842	$1,331,394	$1,336,544	$1,326,275	$1,374,624	$1,393,802
Deposits	$987,440	$913,949	$960,072	$922,667	$939,180	$949,501	$986,932	$974,518
Borrowed funds	254,124	297,361	213,061	249,778	236,913	213,944	222,672	257,330
Other liabilities	12,336	12,478	11,095	11,011	11,909	12,385	12,790	12,106
Shareholders’ equity	144,600	146,198	147,614	147,938	148,542	150,445	152,230	149,848
Total liabilities & equity	$1,398,500	$1,369,986	$1,331,842	$1,331,394	$1,336,544	$1,326,275	$1,374,624	$1,393,802
Income Statements
Interest income	$16,618	$16,251	$15,224	$14,476	$14,133	$14,215	$14,570	$14,342
Interest expense	5,545	4,814	4,409	4,148	4,112	4,258	4,317	3,984
Net interest income	11,073	11,437	10,815	10,328	10,021	9,957	10,253	10,358
Provision for loan losses	1,650	2,950	3,060	4,500	2,400	2,100	1,800	2,100
Net interest income after provision for loan losses	9,423	8,487	7,755	5,828	7,621	7,857	8,453	8,258
Non-interest income	2,586	2,963	2,977	4,228	2,175	2,282	2,067	2,611
Non-interest expense	6,787	6,234	6,872	6,765	6,282	5,895	6,228	6,725
Income before taxes	5,222	5,216	3,860	3,291	3,514	4,244	4,292	4,144
Income taxes	1,494	1,454	970	629	830	1,084	1,097	1,067
Net income	$3,728	$3,762	$2,890	$2,662	$2,684	$3,160	$3,195	$3,077
Less preferred stock premium amortization and dividends	150	337	337	337	337	337	337	337
Net income available to common shareholders	$3,578	$3,425	$2,553	$2,325	$2,347	$2,823	$2,858	$2,740
Basic earnings per share	$0.37	$0.35	$0.26	$0.24	$0.24	$0.29	$0.29	$0.28
Diluted earnings per share	$0.37	$0.35	$0.26	$0.24	$0.24	$0.29	$0.29	$0.28
The First Bancorp 2010 Form 10-K

Report of Independent Registered Public Accounting Firm
Berry, Dunn, McNeil & Parker

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited The First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in COSO.

/s/Berry, Dunn, McNeil & Parker
Portland, Maine
March 11, 2011

The First Bancorp 2010 Form 10-K

ITEM 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

 None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2010, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2010. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which precedes this report.

    /s/Daniel R. Daigneault                                                                        /s/F. Stephen Ward
Daniel R. Daigneault, President and Director                                   F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                                (Principal Financial Officer, Principal Accounting Officer)
March 11, 2011                                                                                      March 11, 2011

The First Bancorp 2010 Form 10-K

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

The First Bancorp 2010 Form 10-K

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

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 31 U.S.C. Section 30.15

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase Document

The First Bancorp 2010 Form 10-K

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
March 11, 2011 March 11, 2011

/s/ STUART G. SMITH
Stuart G. Smith, Director and Chairman of the Board
March 11, 2011

/s/ KATHERINE M. BOYD /s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director Carl S. Poole, Jr., Director
March 11, 2011 March 11, 2011

/s/ ROBERT B. GREGORY /s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director Mark N. Rosborough, Director
March 11, 2011 March 11, 2011

/s/ TONY C. MCKIM /s/ DAVID B. SOULE, JR.
Tony C. McKim, Director David B. Soule, Jr. , Director
March 11, 2011 March 11, 2011

/s/ BRUCE A. TINDAL
Bruce A. Tindal, Director
March 11, 2011

The First Bancorp 2010 Form 10-K