Form 10-Q
period 2011-03-31
First Bancorp, Inc /ME/
filed 2011-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 9, 2011
Common Stock: 9,791,424 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the three months ended March 31,
except for per share amounts	2011	2010

Summary of Operations
Interest Income	$14,254	$14,133
Interest Expense	3,749	4,112
Net Interest Income	10,505	10,021
Provision for Loan Losses	2,100	2,400
Non-Interest Income	2,277	2,175
Non-Interest Expense	6,488	6,282
Net Income	3,143	2,684
Per Common Share Data
Basic Earnings per Share	$0.29	$0.24
Diluted Earnings per Share	0.29	0.24
Cash Dividends Declared	0.195	0.195
Book Value	12.96	12.71
Tangible Book Value2	10.13	9.87
Market Value	15.25	15.94
Financial Ratios
Return on Average Equity1	10.02%	8.69%
Return on Average Tangible Equity1,2	11.43%	11.15%
Return on Average Assets1	0.90%	0.82%
Average Equity to Average Assets	10.76%	11.30%
Average Tangible Equity to Average Assets2	8.80%	9.22%
Net Interest Margin Tax-Equivalent1,2	3.40%	3.51%
Dividend Payout Ratio	67.24%	81.25%
Allowance for Loan Losses/Total Loans	1.56%	1.53%
Non-Performing Loans to Total Loans	2.51%	2.46%
Non-Performing Assets to Total Assets	1.89%	2.20%
Efficiency Ratio2	48.28%	49.06%
At Period End
Total Assets	$1,431,038	$1,336,544
Total Loans	894,684	935,008
Total Investment Securities	450,830	311,908
Total Deposits	1,050,257	939,180
Total Shareholders’ Equity	151,544	148,542
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2011 and 2010 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
May 9, 2011

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Cash and cash equivalents	$13,700,000	$13,838,000	$11,731,000
Time deposits in other banks	100,000	100,000	-
Securities available for sale	325,451,000	293,229,000	131,441,000
Securities to be held to maturity (fair value of $114,051,000 at March 31, 2011, $110,366,000 at December 31, 2010 and $166,964,000 at March 31, 2010)	109,936,000	107,380,000	165,024,000
Federal Reserve Bank stock, at cost	1,412,000	1,412,000	1,412,000
Federal Home Loan Bank stock, at cost	14,031,000	14,031,000	14,031,000
Loans held for sale	450,000	2,806,000	4,152,000
Loans	894,684,000	887,596,000	935,008,000
Less allowance for loan losses	14,000,000	13,316,000	14,283,000
Net loans	880,684,000	874,280,000	920,725,000
Accrued interest receivable	6,236,000	5,263,000	6,110,000
Premises and equipment	18,685,000	18,980,000	18,069,000
Other real estate owned	4,575,000	4,929,000	6,351,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	28,094,000	29,870,000	29,814,000
Total assets	$1,431,038,000	$1,393,802,000	$1,336,544,000
Liabilities
Demand deposits	$67,502,000	$74,032,000	$61,371,000
NOW deposits	120,045,000	119,823,000	111,965,000
Money market deposits	73,766,000	71,604,000	84,694,000
Savings deposits	108,359,000	100,870,000	94,833,000
Certificates of deposit	680,585,000	608,189,000	586,317,000
Total deposits	1,050,257,000	974,518,000	939,180,000
Borrowed funds – short term	87,366,000	127,160,000	136,738,000
Borrowed funds – long term	130,168,000	130,170,000	100,175,000
Other liabilities	11,703,000	12,106,000	11,909,000
Total Liabilities	1,279,494,000	1,243,954,000	1,188,002,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	24,729,000	24,705,000	24,631,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	45,551,000	45,474,000	45,209,000
Retained earnings	82,623,000	81,701,000	78,919,000
Accumulated other comprehensive loss
Net unrealized loss on securities available-for- sale	(1,389,000)	(2,057,000)	(108,000)
Net unrealized loss on postretirement benefit costs	(68,000)	(73,000)	(207,000)
Total shareholders' equity	151,544,000	149,848,000	148,542,000
Total liabilities & shareholders' equity	$1,431,038,000	$1,393,802,000	$1,336,544,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,786,964	9,773,025	9,751,474
Book value per common share	$12.96	$12.80	$12.71
Tangible book value per common share	$10.13	$9.97	$9.87
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2011	2010
Interest and dividend income
Interest and fees on loans	$10,173,000	$11,150,000
Interest on deposits with other banks	2,000	2,000
Interest and dividends on investments	4,079,000	2,981,000
Total interest and dividend income	14,254,000	14,133,000
Interest expense
Interest on deposits	2,563,000	2,480,000
Interest on borrowed funds	1,186,000	1,632,000
Total interest expense	3,749,000	4,112,000
Net interest income	10,505,000	10,021,000
Provision for loan losses	2,100,000	2,400,000
Net interest income after provision for loan losses	8,405,000	7,621,000
Non-interest income
Investment management and fiduciary income	424,000	411,000
Service charges on deposit accounts	640,000	709,000
Net securities gains	-	2,000
Mortgage origination and servicing income	459,000	278,000
Other operating income	754,000	775,000
Total non-interest income	2,277,000	2,175,000
Non-interest expense
Salaries and employee benefits	3,077,000	2,745,000
Occupancy expense	449,000	394,000
Furniture and equipment expense	550,000	581,000
FDIC insurance premiums	401,000	475,000
Amortization of identified intangibles	71,000	71,000
Other operating expense	1,940,000	2,016,000
Total non-interest expense	6,488,000	6,282,000
Income before income taxes	4,194,000	3,514,000
Applicable income taxes	1,051,000	830,000
NET INCOME	$3,143,000	$2,684,000
Less dividends and amortization of premium on preferred stock	337,000	337,000
Net income available to common shareholders	$2,806,000	$2,347,000
Basic earnings per common share	$0.29	$0.24
Diluted earnings per common share	$0.29	$0.24
Weighted average number of shares outstanding	9,778,756	9,750,056
Incremental shares	8,527	4,888
Cash dividends declared per share	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	Income (loss)	equity
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	2,684,000	-	2,684,000
Net unrealized gain on securities available for sale, net of taxes of $8,000	-	-	-	-	17,000	17,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $2,000	-	-	-	-	4,000	4,000
Comprehensive income	-	-	-	2,684,000	21,000	2,705,000
Cash dividends declared	-	-	-	(2,215,000)	-	(2,215,000)
Equity compensation expense	-	-	9,000	-	-	9,000
Amortization of premium for preferred stock issuance	25,000	-	(25,000)	-	-	-
Proceeds from sale of common stock	-	7,304	105,000	-	-	105,000
Balance at March 31, 2010	$24,631,000	9,751,474	$45,307,000	$78,919,000	$(315,000)	$148,542,000
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	3,143,000	-	3,143,000
Net unrealized gain on securities available for sale, net of taxes of $363,000	-	-	-	-	668,000	668,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $2,000	-	-	-	-	5,000	5,000
Comprehensive income	-	-	-	3,143,000	673,000	3,816,000
Cash dividends declared	-	-	-	(2,221,000)	-	(2,221,000)
Equity compensation expense	-	-	6,000	-	-	6,000
Amortization of premium for preferred stock issuance	24,000	-	(24,000)	-	-	-
Proceeds from sale of common stock	-	13,939	95,000	-	-	95,000
Balance at March 31, 2011	$24,729,000	9,786,964	$45,649,000	$82,623,000	$(1,457,000)	$151,544,000
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$3,143,000	$2,684,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,000	369,000
Change in deferred taxes	(238,000)	192,000
Provision for loan losses	2,100,000	2,400,000
Loans originated for resale	(15,794,000)	(10,122,000)
Proceeds from sales and transfers of loans	18,150,000	8,846,000
Net gain on sale or call of securities held-to-maturity	-	(2,000)
Net loss on sale of other real estate owned	46,000	-
Provision for losses on other real estate owned	68,000	156,000
Equity compensation expense	6,000	9,000
Net increase in other assets and accrued interest	(147,000)	(1,082,000)
Net increase in other liabilities	262,000	867,000
Net loss on disposal of premises and equipment	5,000	-
Net amortization (accretion) of premiums on investments	914,000	(100,000)
Amortization of investment in limited partnership	97,000	75,000
Net acquisition amortization	32,000	70,000
Net cash provided by operating activities	8,985,000	4,362,000
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	17,365,000	3,715,000
Proceeds from sales of securities available for sale	-	202,000
Proceeds from maturities, payments and calls of securities to be held to maturity	6,074,000	25,597,000
Proceeds from sales of other real estate owned	779,000	202,000
Purchases of securities available for sale	(49,309,000)	(53,477,000)
Purchases of securities to be held to maturity	(8,794,000)	-
Net (increase) / decrease in loans	(9,043,000)	14,366,000
Capital expenditures	(51,000)	(107,000)
Net cash used in investing activities	(42,979,000)	(9,502,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	3,343,000	(13,707,000)
Net increase in certificates of deposit	72,428,000	30,221,000
Net decrease in short-term borrowings	(39,789,000)	(12,865,000)
Proceeds from sale of common stock	95,000	105,000
Dividends paid	(2,221,000)	(2,215,000)
Net cash provided by financing activities	33,856,000	1,539,000
Net decrease in cash and cash equivalents	(138,000)	(3,601,000)
Cash and cash equivalents at beginning of year	13,838,000	15,332,000
Cash and cash equivalents at end of period	$13,700,000	$11,731,000
Interest paid	$3,861,000	$4,170,000
Income taxes paid	-	-
Non-cash transactions
Transfer from loans to other real estate owned	539,000	1,364,000
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2011 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Subsequent Events
Events occurring subsequent to March 31, 2011, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,352,000	$591,000	$-	$15,943,000
Mortgage-backed securities	255,703,000	1,138,000	(3,731,000)	253,110,000
State and political subdivisions	55,040,000	577,000	(536,000)	55,081,000
Corporate securities	1,108,000	-	(185,000)	923,000
Other equity securities	385,000	18,000	(9,000)	394,000
	$327,588,000	$2,324,000	$(4,461,000)	$325,451,000
Securities to be held to maturity
U.S. Treasury and agency	$2,936,000	$-	$(292,000)	$2,644,000
Mortgage-backed securities	59,063,000	3,348,000	(76,000)	62,335,000
State and political subdivisions	47,787,000	1,641,000	(506,000)	48,922,000
Corporate securities	150,000	-	-	150,000
	$109,936,000	$4,989,000	$(874,000)	$114,051,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value at December 31, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,380,000	$665,000	$-	$16,045,000
Mortgage-backed securities	236,126,000	1,024,000	(2,736,000)	234,414,000
State and political subdivisions	43,404,000	171,000	(2,051,000)	41,524,000
Corporate securities	1,113,000	-	(247,000)	866,000
Other equity securities	371,000	19,000	(10,000)	380,000
	$296,394,000	$1,879,000	$(5,044,000)	$293,229,000
Securities to be held to maturity
U.S. Treasury and agency	$2,190,000	$35,000	$-	$2,225,000
Mortgage-backed securities	55,710,000	2,656,000	(144,000)	58,222,000
State and political subdivisions	49,330,000	1,102,000	(663,000)	49,769,000
Corporate securities	150,000	-	-	150,000
	$107,380,000	$3,793,000	$(807,000)	$110,366,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at March 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$212,000	$218,000	$1,072,000	$1,084,000
Due in 1 to 5 years	2,818,000	2,964,000	5,629,000	5,948,000
Due in 5 to 10 years	4,774,000	4,916,000	16,974,000	17,737,000
Due after 10 years	319,399,000	316,959,000	86,261,000	89,282,000
Equity securities	385,000	394,000	-	-
	$327,588,000	$325,451,000	$109,936,000	$114,051,000

The following table summarizes the contractual maturities of investment securities at December 31, 2010:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,195,000	$1,203,000
Due in 1 to 5 years	2,950,000	3,099,000	5,475,000	5,749,000
Due in 5 to 10 years	2,385,000	2,404,000	13,838,000	14,435,000
Due after 10 years	290,688,000	287,346,000	86,872,000	88,979,000
Equity securities	371,000	380,000	-	-
	$296,394,000	$293,229,000	$107,380,000	$110,366,000

At March 31, 2011, securities with a fair value of $121.1 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $113.0 million as of December 31, 2010 pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Proceeds from sales	$-	$202,000
Gross gains	$-	$2,000
Gross losses	$-	-
Net gain	$-	$2,000
Related income taxes	$-	$1,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2011, there were 104 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 12 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$2,645,000	$(292,000)	$-	$-	$2,645,000	$(292,000)
Mortgage-backed securities	187,278,000	(3,471,000)	6,757,000	(336,000)	194,035,000	(3,807,000)
State and political subdivisions	29,835,000	(659,000)	1,398,000	(383,000)	31,233,000	(1,042,000)
Corporate securities	-	-	922,000	(185,000)	922,000	(185,000)
Other equity securities	10,000	(2,000)	47,000	(7,000)	57,000	(9,000)
	$219,768,000	$(4,424,000)	$9,124,000	$(911,000)	$228,892,000	$(5,335,000)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In February 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent, based on average stock outstanding for the fourth quarter of 2010, to be paid on March 2, 2011. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of March 31, 2011 and 2010 and at December 31, 2010:

	March 31, 2011		December 31, 2010		March 31, 2010
Commercial
Real estate	$263,800,000	29.5%	$245,540,000	27.7%	$242,017,000	25.9%
Construction	29,316,000	3.3%	41,869,000	4.7%	49,026,000	5.2%
Other	101,762,000	11.4%	101,462,000	11.4%	121,669,000	13.0%
Municipal	20,834,000	2.3%	21,833,000	2.5%	24,203,000	2.6%
Residential
Term	340,841,000	38.1%	337,927,000	38.1%	362,459,000	38.8%
Construction	13,370,000	1.5%	15,512,000	1.7%	17,879,000	1.9%
Home equity line of credit	106,172,000	11.8%	105,297,000	11.9%	98,241,000	10.5%
Consumer	18,589,000	2.1%	18,156,000	2.0%	19,514,000	2.1%
Total loans	$894,684,000	100.0%	$887,596,000	100.0%	$935,008,000	100.0%

Loan balances include net deferred loan costs of $1.4 million as of March 31, 2011 and $1.3 million as of December 31, 2010. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $201.0 million at March 31, 2011 and $192.9 million at December 31, 2010, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $346.4 million at March 31, 2011 and $342.9 million at December 31, 2010 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $22.5 million at March 31, 2011, $21.2 million at December 31, 2010 and $23.0 million at March 31, 2010. Loans past due 90 days or greater which are accruing interest totaled $291,000 at March 31, 2011, $1,116,000 at December 31, 2010 and $16,000 at March 31, 2010. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans as of March 31, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$682,000	$6,431,000	$7,113,000	$256,687,000	$263,800,000	$270,000
Construction	65,000	256,000	321,000	28,995,000	29,316,000	-
Other	858,000	563,000	1,421,000	100,341,000	101,762,000	2,000
Municipal	-	-	-	20,834,000	20,834,000	-
Residential
Term	5,456,000	8,623,000	14,079,000	326,762,000	340,841,000	-
Construction	-	2,247,000	2,247,000	11,123,000	13,370,000	-
Home equity line of credit	759,000	604,000	1,363,000	104,809,000	106,172,000	-
Consumer	250,000	19,000	269,000	18,320,000	18,589,000	19,000
Total	$8,070,000	$18,743,000	$26,813,000	$867,871,000	$894,684,000	$291,000

Information on the past-due status of loans as of December 31, 2010, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,055,000	$4,000,000	$6,055,000	$239,485,000	$245,540,000	$-
Construction	120,000	937,000	1,057,000	40,812,000	41,869,000	-
Other	3,070,000	1,370,000	4,440,000	97,022,000	101,462,000	524,000
Municipal	-	-	-	21,833,000	21,833,000	-
Residential
Term	4,535,000	7,696,000	12,231,000	325,696,000	337,927,000	585,000
Construction	104,000	1,724,000	1,828,000	13,684,000	15,512,000	-
Home equity line of credit	1,564,000	474,000	2,038,000	103,259,000	105,297,000	-
Consumer	259,000	7,000	266,000	17,890,000	18,156,000	7,000
Total	$11,707,000	$16,208,000	$27,915,000	$859,681,000	$887,596,000	$1,116,000

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

Information on nonaccrual loans as of March 31, 2011 and 2010 and at December 31, 2010 is presented in the following table:

	March 31, 2011	December 31, 2010	March 31, 2010
Commercial
Real estate	$7,482,000	$5,946,000	$7,345,000
Construction	813,000	937,000	459,000
Other	1,615,000	1,753,000	2,901,000
Municipal	-	-	-
Residential
Term	9,632,000	8,347,000	8,907,000
Construction	2,247,000	3,567,000	3,176,000
Home Equity Line of Credit	604,000	519,000	161,000
Consumer	105,000	106,000	69,000
Total	$22,498,000	$21,175,000	$23,018,000

Information regarding impaired loans is as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Balance of impaired loans	$26,814,000	$25,283,000	$26,086,000
Less portion for which no allowance for loan losses is allocated	(18,191,000)	(15,773,000)	(16,706,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$8,623,000	$9,510,000	$9,380,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,621,000	$1,256,000	$2,115,000

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

A breakdown of impaired loans by category as of March 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Unrecognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,354,000	$5,354,000	$-	$4,557,000	63,000
Construction	813,000	813,000	-	442,000	8,000
Other	1,033,000	1,033,000	-	1,173,000	21,000
Municipal	-	-	-	-	-
Residential	-
Term	8,907,000	8,907,000	-	8,120,000	100,000
Construction	1,672,000	1,672,000	-	2,948,000	43,000
Home Equity Line of Credit	373,000	373,000	-	317,000	2,000
Consumer	39,000	39,000	-	42,000	2,000
	$18,191,000	$18,191,000	$-	$17,599,000	$239,000
With an Allowance Recorded
Commercial
Real estate	$2,128,000	$2,128,000	$593,000	$2,260,000	$28,000
Construction	-	-	-	453,000	8,000
Other	571,000	571,000	326,000	549,000	10,000
Municipal	-	-	-	-	-
Residential			-
Term	5,041,000	5,041,000	381,000	5,533,000	34,000
Construction	576,000	576,000	106,000	192,000	3,000
Home Equity Line of Credit	231,000	231,000	139,000	231,000	2,000
Consumer	76,000	76,000	76,000	73,000	1,000
	$8,623,000	$8,623,000	$1,621,000	$9,291,000	$86,000
Total
Commercial
Real estate	$7,482,000	$7,482,000	$593,000	$6,817,000	$91,000
Construction	813,000	813,000	-	895,000	16,000
Other	1,604,000	1,604,000	326,000	1,722,000	31,000
Municipal	-	-	-	-	-
Residential	-
Term	13,948,000	13,948,000	381,000	13,653,000	134,000
Construction	2,248,000	2,248,000	106,000	3,140,000	46,000
Home Equity Line of Credit	604,000	604,000	139,000	548,000	4,000
Consumer	115,000	115,000	76,000	115,000	3,000
	$26,814,000	$26,814,000	$1,621,000	$26,890,000	$325,000

A breakdown of impaired loans by category as of December 31, 2010, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Unrecognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,531,000	$3,531,000	$-	$3,967,000	$232,000
Construction	257,000	257,000	-	271,000	20,000
Other	1,256,000	1,256,000	-	1,484,000	104,000
Municipal	-	-	-	-	-
Residential
Term	6,804,000	6,804,000	-	7,814,000	436,000
Construction	3,567,000	3,567,000	-	2,573,000	134,000
Home Equity Line of Credit	319,000	319,000	-	196,000	6,000
Consumer	39,000	39,000	-	20,000	3,000
	$15,773,000	$15,773,000	$-	$16,325,000	$935,000
With an Allowance Recorded
Commercial
Real estate	$2,415,000	$2,415,000	$192,000	$2,925,000	$157,000
Construction	680,000	680,000	152,000	305,000	22,000
Other	497,000	497,000	291,000	912,000	60,000
Municipal	-	-	-	-	-
Residential
Term	5,651,000	5,651,000	432,000	4,869,000	134,000
Construction	-	-	-	281,000	14,000
Home Equity Line of Credit	200,000	200,000	122,000	87,000	3,000
Consumer	67,000	67,000	67,000	132,000	9,000
	$9,510,000	$9,510,000	$1,256,000	$9,511,000	$399,000
Total
Commercial
Real estate	$5,946,000	$5,946,000	$192,000	$6,892,000	$389,000
Construction	937,000	937,000	152,000	576,000	42,000
Other	1,753,000	1,753,000	291,000	2,396,000	164,000
Municipal	-	-	-	-	-
Residential
Term	12,455,000	12,455,000	432,000	12,683,000	570,000
Construction	3,567,000	3,567,000	-	2,854,000	148,000
Home Equity Line of Credit	519,000	519,000	122,000	283,000	9,000
Consumer	106,000	106,000	67,000	152,000	12,000
	$25,283,000	$25,283,000	$1,256,000	$25,836,000	$1,334,000

Note 4. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The adequacy of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance. A breakdown of the allowance for loan losses as of March 31, 2011, and December 31, 2010, by loan segment and allowance element, is presented in the following tables:

As of March 31, 2011	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$593,000	$2,536,000	$3,181,000	$-	$6,310,000
Construction	-	284,000	355,000	-	639,000
Other	326,000	980,000	1,229,000	-	2,535,000
Municipal	-	-	19,000	-	19,000
Residential
Term	381,000	457,000	567,000	-	1,405,000
Construction	106,000	18,000	22,000	-	146,000
Home Equity Line of Credit	139,000	67,000	472,000	-	678,000
Consumer	76,000	380,000	257,000	-	713,000
Unallocated	-	-	-	1,555,000	1,555,000
	$1,621,000	$4,722,000	$6,102,000	$1,555,000	$14,000,000

As of December 31, 2010	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home Equity Line of Credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 32.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 92.0% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of March 31, 2011:

	Commercial Construction	Commercial Real Estate	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$-	$30,000	$462,000	$2,448,000	$2,940,000
2 Above Average	10,000	21,270,000	4,399,000	11,417,000	37,096,000
3 Satisfactory	10,000	45,331,000	17,258,000	4,023,000	66,622,000
4 Average	14,650,000	120,462,000	40,071,000	2,946,000	178,129,000
5 Watch	5,896,000	26,660,000	12,425,000	-	44,981,000
6 OAEM	3,948,000	18,797,000	6,700,000	-	29,445,000
7 Substandard	4,802,000	31,250,000	20,447,000	-	56,499,000
8 Doubtful	-	-	-	-	-
9 Loss	-	-	-	-	-
Total	$29,316,000	$263,800,000	$101,762,000	$20,834,000	$415,712,000

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of December 31, 2010:

	Commercial Construction	Commercial Real Estate	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$-	$48,000	$395,000	$2,481,000	$2,924,000
2 Above Average	10,000	20,365,000	4,483,000	11,453,000	36,311,000
3 Satisfactory	4,694,000	42,600,000	16,052,000	4,900,000	68,246,000
4 Average	22,177,000	107,167,000	41,972,000	2,999,000	174,315,000
5 Watch	6,347,000	27,898,000	12,203,000	-	46,448,000
6 OAEM	3,715,000	19,496,000	6,463,000	-	29,674,000
7 Substandard	4,926,000	27,966,000	19,894,000	-	52,786,000
8 Doubtful	-	-	-	-	-
9 Loss	-	-	-	-	-
Total	$41,869,000	$245,540,000	$101,462,000	$21,833,000	$410,704,000

Residential loans are comprised of two categories: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit are typically written to the same underwriting standards. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
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
Allowance for loan losses transactions for the quarters ended March 31, 2011 and 2010 and for the year ended December 31, 2010 were as follows:

For the three months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
March 31, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	289,000	-	161,000	-	457,000	505,000	1,000	100,000	-	1,513,000
Recoveries	5,000	-	17,000	-	3,000	-	-	72,000	-	97,000
Provision	1,334,000	(373,000)	302,000	-	451,000	607,000	9,000	95,000	(325,000)	2,100,000
Ending balance	$6,310,000	$639,000	$2,535,000	$19,000	$1,405,000	$146,000	$678,000	$713,000	$1,555,000	$14,000,000
Ending balance specifically evaluated for impairment	$593,000	$-	$326,000	$-	$381,000	$106,000	$139,000	$76,000	$-	$1,621,000
Ending balance collectively evaluated for impairment	$5,717,000	$639,000	$2,209,000	$19,000	$1,024,000	$40,000	$539,000	$637,000	$1,555,000	$12,379,000
Related loan balances:
Ending balance	$263,800,000	$29,316,000	$101,762,000	$20,834,000	$340,841,000	$13,370,000	$106,172,000	$18,589,000	$-	$894,684,000
Ending balance specifically evaluated for impairment	$7,482,000	$813,000	$1,604,000	$-	$13,948,000	$2,248,000	$604,000	$115,000	$-	$26,814,000
Ending balance collectively evaluated for impairment	$256,318,000	$28,503,000	$100,158,000	$20,834,000	$326,893,000	$11,122,000	$105,568,000	$18,474,000	$-	$867,870,000

For the three months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
March 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	779,000	175,000	316,000	-	271,000	-	-	316,000	-	1,857,000
Recoveries	-	-	22,000	-	1,000	-	-	80,000	-	103,000
Provision	795,000	293,000	40,000	(2,000)	321,000	313,000	(23,000)	175,000	488,000	2,400,000
Ending balance	$5,002,000	$925,000	$3,109,000	$21,000	$1,249,000	$487,000	$492,000	$656,000	$2,342,000	$14,283,000
Ending balance specifically evaluated for impairment	$510,000	$23,000	$854,000	$-	$199,000	$436,000	$24,000	$69,000	$-	$2,115,000
Ending balance collectively evaluated for impairment	$4,492,000	$902,000	$2,255,000	$21,000	$1,050,000	$51,000	$468,000	$587,000	$2,342,000	$12,168,000
Related loan balances:
Ending balance	$242,017,000	$49,026,000	$121,669,000	$24,203,000	$362,459,000	$17,879,000	$98,241,000	$19,514,000	$-	$935,008,000
Ending balance specifically evaluated for impairment	$7,345,000	$459,000	$2,901,000	$-	$11,975,000	$3,176,000	$161,000	$69,000	$-	$26,086,000
Ending balance collectively evaluated for impairment	$234,672,000	$48,567,000	$118,768,000	$24,203,000	$350,484,000	$14,703,000	$98,080,000	$19,445,000	$-	$908,922,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance specifically evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance specifically evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,455,000	$3,567,000	$519,000	$106,000	$-	$25,283,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,472,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,313,000

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
As of March 31, 2011 we had 36 loans with a value of $6.0 million that have been restructured. This compares to 28 loans with a value of $4.4 million classified as TDRs as of March 31, 2010. As of March 31, 2011, nine of the loans classified as TDRs with a total balance of $1.5 million were more than 30 days past due. There are no bankruptcy cases in the current TDRs that Management is aware of.

Note 5 – Stock Options and Stock-Based Compensation

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
As of March 31, 2011, 7,500 shares of restricted stock had been granted under the 2010 Plan. All of the shares granted will vest five years from the date of grant, and the related compensation cost of $111,000 will be recognized on a straight-line basis over five years. In the first quarter of 2011, $6,000 of expense was recognized for these restricted shares, leaving $105,000 in unrecognized expense as of March 31, 2011. There were no shares granted under the 2010 Plan as of March 31, 2010.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As of December 31, 2010, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of March 31, 2011 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	55,500	$15.89
Granted in 2011	-	-
Exercised in 2011	-	-
Forfeited in 2011	-	-
Outstanding at March 31, 2011	55,500	$15.89	3.8	$51
Exercisable at March 31, 2011	55,500	$15.89	3.8	$51

Note 6 – Preferred and Common Stock

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

Common Stock

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program (“the CPP”), its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2011, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2011
Net income as reported	$3,143,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,806,000	9,778,756	$0.29
Effect of dilutive securities: incentive stock options and restricted stock		8,527
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,806,000	9,787,283	$0.29
For the three months ended March 31, 2010
Net income as reported	$2,684,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,347,000	9,750,056	$0.24
Effect of dilutive securities: incentive stock options		4,888
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,347,000	9,754,944	$0.24

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of Management and warrants granted to the U.S. Treasury under the CPP. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of options and warrants outstanding as of March 31, 2011 and 2010 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of March 31, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of March 31, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2010. The amount for 2011 has not been established. The expense related to the 401(k) plan was $102,000 and $96,000 for the three months ended March 31, 2011 and 2010, respectively.
Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $73,000 and $54,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the associated accrued liability included in other liabilities in the balance sheet was $1,656,000 compared to $1,596,000 and $1,463,000 at December 31, 2010 and March 31, 2010, respectively.

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

	At March 31,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,796,000	$1,962,000
Service cost	4,000	5,000
Interest cost	29,000	34,000
Benefits paid	(39,000)	(37,000)
Benefit obligation at end of period	1,790,000	1,964,000
Funded status
Benefit obligation at end of period	(1,790,000)	(1,964,000)
Accrued benefit cost at end of period	$(1,790,000)	$(1,964,000)

The following table sets forth the net periodic pension cost:

	For three months ended March 31,
	2011	2010
Components of net periodic benefit cost
Service cost	$4,000	$5,000
Interest cost	29,000	34,000
Amortization of unrecognized transition obligation	7,000	7,000
Amortization of prior service credit	-	(1,000)
Amortization of accumulated losses	5,000	5,000
Net periodic benefit cost	$45,000	$50,000

    Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Unamortized net actuarial loss	$(49,000)	$(49,000)	$(233,000)
Unrecognized transition obligation	(56,000)	(63,000)	(85,000)
	(105,000)	(112,000)	(318,000)
Deferred tax benefit at 35%	37,000	39,000	111,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(68,000)	$(73,000)	$(207,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2011 are $37,000 and the expected benefit payments for all of 2011 are $147,000. There is no expected contribution for 2011. Plan expense for 2011 is estimated to be $165,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2010, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2011, the prepayment assumption using the PSA model was 259, which translates into an anticipated prepayment rate of 15.54%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2011 and 2010, servicing rights capitalized totaled $198,000 and $119,000, respectively. Servicing rights amortized for the three month periods ended March 31, 2011 and 2010, were $154,000 and $99,000, respectively. The fair value of servicing rights was $2,205,000, $1,684,000 and $1,452,000 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. At March 31, 2011 and 2010, the Bank serviced loans for others totaling $254.5 million and $231.0 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2011	December 31, 2010	March 31, 2010
Mortgage servicing rights	$5,927,000	$5,732,000	$5,205,000
Accumulated amortization	(4,417,000)	(4,265,000)	(3,913,000)
Impairment reserve	(20,000)	(23,000)	(68,000)
	$1,490,000	$1,444,000	$1,224,000

Note 11 – Income Taxes

FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2008 through 2010.

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposits at March 31, 2011 and 2010, and at December 31, 2010:

	March 31, 2011	December 31, 2010	March 31, 2010
Certificates of deposit < $100,000	$308,127,000	$231,945,000	$228,670,000
Certificates $100,000 to $250,000	337,018,000	338,452,000	314,010,000
Certificates $250,000 and over	35,440,000	37,792,000	43,637,000
	$680,585,000	$608,189,000	$586,317,000

Note 13 – Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

Note 14 – Fair Value Disclosures

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$15,943,000	$-	$15,943,000
Mortgage-backed securities	-	253,110,000	-	253,110,000
State and political subdivisions	-	55,081,000	-	55,081,000
Corporate securities	-	923,000	-	923,000
Other equity securities	-	394,000	-	394,000
Total assets	$-	$325,451,000	$-	$325,451,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,045,000	$-	$16,045,000
Mortgage-backed securities	-	234,414,000	-	234,414,000
State and political subdivisions	-	41,524,000	-	41,524,000
Corporate securities	-	866,000	-	866,000
Other equity securities	-	380,000	-	380,000
Total assets	$-	$293,229,000	$-	$293,229,000

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
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $108,000 at
March 31, 2011 and $132,000 at December 31, 2010. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $1.6 million at
March 31, 2011 and $1.3 million at December 31, 2010.

	At March 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$2,205,000	$-	$2,205,000
Loans held for sale	-	450,000	-	450,000
Other real estate owned	-	4,575,000	-	4,575,000
Impaired loans	-	7,002,000	-	7,002,000
Total assets	$-	$14,232,000	$-	$14,232,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,684,000	$-	$1,684,000
Loans held for sale	-	2,806,000	-	2,806,000
Other real estate owned	-	4,929,000	-	4,929,000
Impaired loans	-	8,254,000	-	8,254,000
Total assets	$-	$17,673,000	$-	$17,673,000

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
The estimated fair values for financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$13,700,000	$13,700,000	$13,838,000	$13,838,000
Time deposits in other banks	100,000	100,000	100,000	100,000
Securities available for sale	325,451,000	325,451,000	293,229,000	293,229,000
Securities to be held to maturity	109,936,000	114,051,000	107,380,000	110,366,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	450,000	450,000	2,806,000	2,806,000
Loans (net of allowance for loan losses)	880,684,000	885,204,000	874,280,000	878,856,000
Accrued interest receivable	6,236,000	6,236,000	5,263,000	5,263,000
Financial liabilities
Deposits	$1,050,257,000	$998,261,000	$974,518,000	$924,903,000
Borrowed funds	217,534,000	222,498,000	257,330,000	262,984,000
Accrued interest payable	814,000	814,000	926,000	926,000

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

Loans and Loans Held for Sale
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

Note 15 – Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU is intended to provide clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. For public entities, this guidance is effective for the first interim or annual reporting period ending on or after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2011 and 2010.

	For the three months ended March 31,
In thousands of dollars	2011	2010
Net interest income as presented	$10,505	$10,021
Effect of tax-exempt income	609	560
Net interest income, tax equivalent	$11,114	$10,581

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

	For the three months ended March 31,
In thousands of dollars	2011	2010
Non-interest expense, as presented	$6,488	$6,282
Net securities losses	-	-
Adjusted non-interest expense	6,488	6,282
Net interest income, as presented	10,505	10,021
Effect of tax-exempt income	609	560
Non-interest income, as presented	2,277	2,175
Effect of non-interest tax-exempt income	47	47
Net securities gains	-	2
Adjusted net interest income plus non-interest income	$13,438	$12,805
Non-GAAP efficiency ratio	48.28%	49.06%
GAAP efficiency ratio	50.76%	51.51%

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
financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles:

	For the three months ended March 31,
In thousands of dollars	2011	2010
Average shareholders' equity as presented	$151,969	$149,911
Less preferred stock	(24,705)	(24,606)
Less intangible assets	(27,684)	(27,684)
Average tangible common equity	$99,580	$97,621

Executive Summary

Net income for the first three months of 2011 was $3.1 million, up $459,000 or 17.1% from the $2.7 million posted for the same period in 2010. Earnings per common share on a fully diluted basis were $0.29 for the three-months ended March 31, 2011, up $0.05 or 20.8% from the $0.24 posted for the same period in 2010. The Company saw a $66,000 or 2.1% increase in earnings from the previous quarter and earnings per common share on a fully diluted basis were up $0.01 to $0.29 from $0.28.
Net interest income on a tax-equivalent basis was up $533,000 or 5.0% in the first quarter of 2011 compared to the same period in 2010. The increase was attributable to increased levels of earning assets. This was somewhat reduced, however, as a result of our interest margin slipping from 3.51% in 2010 to 3.40% in 2011. The yield on our assets dropped 32 bps year-over-year while our funding cost was down only 22 bps.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past three years has been relatively stable for the past three quarters. Non-performing loans stood at 2.51% of total loans as of March 31, 2011 compared to 2.46% as of March 31, 2010 and 2.39% as of December 31, 2010. This compares favorably to nonperforming loans at 3.39% for our peer group as of December 31, 2010, the latest data available from the Uniform Bank Performance Report (“UBPR peer group”). Net chargeoffs were $1.4 million or 0.64% of average loans on an annualized basis for the first three months of 2011, down from net chargeoffs of $1.8 million or 0.76% of average loans on an annualized basis for the first three months of 2010.
The slump in the housing market is continuing and the national unemployment rate is at 8.8% as of March 31, 2011. Fortunately, the unemployment rate in Maine, at 7.6%, is somewhat better than the national average. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well. We provisioned $2.1 million for loan losses in the first quarter of 2011, down $300,000 from the $2.4 million provision made in the first quarter of 2010. As a result, the allowance for loan losses has increased $684,000 or 5.1% year-to-date and now stands at 1.56% of outstanding loans as of March 31, 2011 compared to 1.50% at December 31, 2010 and 1.53% at March 31, 2010.
Total assets have increased $37.2 million or 2.7% year-to-date. While the loan portfolio increased $7.1 million or 0.8% in the first three months of 2011, it was down $40.3 million from a year ago. The investment portfolio increased $34.8 million or 8.4% year-to-date and $138.9 million or 44.5% over the past year. On the liability side of the balance sheet, low-cost deposits have increased $27.7 million or 10.3% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit decreased $2.7 million or 1.1%.
Remaining well capitalized remains a top priority for The First Bancorp. In the past two years, the Company’s total risk-based capital has increased from 11.10% to 16.40%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions.
The Company’s operating ratios remain good, with a return on average tangible common equity of 11.43% for the quarter ended March 31, 2011 compared to 11.15% for the same period in 2010. Based upon December 2010 data, our return on average equity was in the top 30% of all banks in the UBPR peer group, which had an average return of 3.12%. Our efficiency ratio continues to be an important component in our overall performance; it improved slightly to 48.28% for the first quarter 2011 compared to 49.06% for the same period in 2010. As of December 31, the average efficiency ratio for our UBPR peer group was 67.23%, which put us in the top 10% of all banks in the UBPR peer group.

Net Interest Income

Total interest income of $14.3 million for the three months ended March 31, 2011 is a 0.9% increase from total interest income of $14.1 million in the comparable period of 2010. Total interest expense of $3.7 million for the first three months of 2011 is a 8.8% decrease from total interest expense of $4.1 million for the first three months of 2010. As a result, net interest income increased 4.8% or $484,000 to $10.5 million for the three months ended March 31, 2011, from the $10.0 million reported for the same period in 2010. The Company’s net interest margin on a tax-equivalent basis decreased from 3.51% in the first three months of 2010 to 3.40% for the three months ended March 31, 2011. As a result of our interest margin slipping, the yield on our assets was down 32 bps year-over-year while our funding cost was down only 22 bps. Tax-exempt interest income amounted to $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.
The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2011 and 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

	For the three months ended
	March 31, 2011		March 31, 2010
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$0	0.25%	$2	0.20%
Investments	4,593	4.34%	3,417	4.89%
Loans held for sale	150	39.37%	37	4.80%
Loans	10,120	4.59%	11,237	4.87%
Total interest-earning assets	14,863	4.55%	14,693	4.87%
Interest-bearing liabilities
Deposits	2,563	1.09%	2,480	1.15%
Other borrowings	1,186	2.13%	1,632	2.87%
Total interest-bearing liabilities	3,749	1.29%	4,112	1.51%
Net interest income	$11,114		$10,581
Interest rate spread		3.26%		3.36%
Net interest margin		3.40%		3.51%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 compared to 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

Three months ended March 31, 2011 compared to 2010
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$(2)	$-	$-	$(2)
Investment securities	1,752	(381)	(195)	1,176
Loans held for sale	(19)	(3)	2	(20)
Loans	(509)	(498)	23	(984)
Total interest income	1,222	(882)	(170)	170
Interest expense
Deposits	226	(131)	(12)	83
Other borrowings2	(33)	(421)	8	(446)
Total interest expense	193	(552)	(4)	(363)
Change in net interest income	$1,029	$(330)	$(166)	$533
1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three-month periods ended March 31, 2011 and 2010.

	For the three months ended March 31,
In thousands of dollars	2011	2010
Assets
Cash and due from banks	$16,208	$15,387
Time deposits in other banks	100	-
Securities available for sale	309,105	107,396
Securities to be held to maturity	104,493	176,246
Federal Reserve Bank stock, at cost	1,412	1,412
Federal Home Loan Bank Stock, at cost	14,031	14,031
Loans held for sale (fair value approximates cost)	1,545	3,123
Loans	894,068	936,488
Allowance for loan losses	(13,851)	(14,225)
Net loans	880,217	922,263
Accrued interest receivable	5,283	5,358
Premises and equipment	18,887	18,220
Other real estate owned	5,000	5,654
Goodwill	27,684	27,684
Other assets	28,540	29,416
Total Assets	$1,412,505	$1,326,190
Liabilities & Shareholders’ Equity
Demand deposits	$69,766	$61,476
NOW deposits	122,249	115,186
Money market deposits	75,518	90,402
Savings deposits	103,763	92,897
Certificates of deposit	653,092	576,308
Total deposits	1,024,388	936,269
Borrowed funds – short term	25,889	80,150
Borrowed funds – long term	199,778	150,218
Dividends payable	976	977
Other liabilities	9,506	8,665
Total Liabilities	1,260,537	1,176,279
Shareholders’ Equity:
Preferred stock	24,705	24,606
Common stock	98	97
Additional paid-in capital	45,536	45,187
Retained earnings	83,257	80,194
Net unrealized gain (loss) on available-for-sale securities	(1,557)	37
Net unrealized loss on postretirement benefit costs	(70)	(210)
Total Shareholders’ Equity	151,969	149,911
Total Liabilities & Shareholders’ Equity	$1,412,505	$1,326,190

Non-Interest Income

Non-interest income was $2.3 million for the three months ended March 31, 2011, an increase $102,000 or 4.7% from the $2.2 million reported for the first three months of 2010. Mortgage origination income was the primary reason for this increase.

Non-Interest Expense

Non-interest expense of $6.5 million for the three months ended March 31, 2011 is an increase of $206,000 or 3.3% compared to non-interest expense of $6.3 million for the same period in 2010. Salaries and employee benefits as well as occupancy costs were the primary reasons for the increase.

Income Taxes

Income taxes on operating earnings were $1.1 million for the three months ended March 31, 2011, an increase of $221,000 from the same period in 2010. This is in line with the increase in the Company’s level of income before taxes.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2008 through 2010.

Investments

The Company’s investment portfolio increased by $34.8 million or 8.4% between December 31, 2010, and March 31, 2011. The growth in the portfolio in the three months of 2011 was primarily in GNMA mortgage-backed securities, which are fully backed by the U.S. Government and carry no credit risk. As of March 31, 2011, mortgage-backed securities had a carrying value of $314.8 million and a fair value of $315.4 million. Of this total, securities with a fair value of $290.2 million or 92.3% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $24.2 million or 7.7% of the mortgage-backed portfolio were issued by FHLMC and FNMA. The Company had one private label mortgage-backed security at March 31, 2011 with a fair value of $43,000.
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

The following table sets forth the Company’s investment securities at their carrying amounts as of March 31, 2011 and 2010 and December 31, 2010.

Dollars in thousands	March 31, 2011	December 31, 2010	March 31, 2010
Securities available for sale
U.S. Treasury and agency	$15,943	$16,045	$58,363
Mortgage-backed securities	253,110	234,414	49,579
State and political subdivisions	55,081	41,524	22,253
Corporate securities	923	866	829
Other equity securities	394	380	417
	$325,451	$293,229	$131,441
Securities to be held to maturity
U.S. Treasury and agency	$2,936	$2,190	$29,341
Mortgage-backed securities	59,063	55,710	79,470
State and political subdivisions	47,787	49,330	56,063
Corporate securities	150	150	150
	$109,936	$107,380	$165,024
Non-marketable securities:
Federal Home Loan Bank Stock	$14,031	$1,412	$14,031
Federal Reserve Bank Stock	1,412	14,031	1,412
	$15,443	$15,443	$15,443
Total securities	$450,830	$416,052	$311,908

The following table sets forth yields and expected maturities of the Company’s investment securities as of March 31, 2011. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	15,943	5.34%	2,936	5.57%
Total	15,943	5.34%	2,936	5.57%
Mortgage-Backed Securities
Due in 1 year or less	17	5.27%	327	3.93%
Due in 1 to 5 years	-	0.00%	491	4.42%
Due in 5 to 10 years	3,519	3.84%	2,007	6.06%
Due after 10 years	249,574	3.56%	56,238	4.16%
Total	253,110	3.56%	59,063	4.23%
State & Political Subdivisions
Due in 1 year or less	201	6.85%	595	7.18%
Due in 1 to 5 years	2,964	7.21%	5,138	6.33%
Due in 5 to 10 years	1,397	6.89%	14,967	6.43%
Due after 10 years	50,519	6.49%	27,087	6.30%
Total	55,081	6.54%	47,787	6.35%
Corporate Securities
Due in 1 year or less	-	0.00%	150	1.50%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	923	1.34%	-	0.00%
Total	923	1.34%	150	1.50%
Equity Securities	394	2.94%	-	0.00%
	$325,451	4.14%	$109,936	5.18%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2011 amounted to $5.3 million, or 1.2% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount was $5.9 million, or 1.4% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income.
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
As of March 31, 2011, the Company had temporarily impaired securities with a fair value of $228.9 million and unrealized losses of $5.3 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $9.1 million as of March 31, 2011, compared with $7.6 million at December 31, 2010. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2011.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$2,645	$(292)	$-	$-	$2,645	$(292)
Mortgage-backed securities	187,278	(3,471)	6,757	(336)	194,035	(3,807)
State and political subdivisions	29,835	(659)	1,398	(383)	31,233	(1,042)
Corporate securities	-	-	922	(185)	922	(185)
Other equity securities	10	(2)	47	(7)	57	(9)
	$219,768	$(4,424)	$9,124	$(911)	$228,892	$(5,335)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of March 31, 2011, the total unrealized losses on these securities amounted to $292,000, compared with no unrealized losses at December 31, 2010. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at March 31, 2011 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2011, the total unrealized losses on these securities amounted to $3.8 million, compared with $2.9 million at December 31, 2010. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at March 31, 2011 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of March 31, 2011, the total unrealized losses on municipal securities amounted to $1.0 million, compared with $2.7 million at December 31, 2010. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At March 31, 2011 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of March 31, 2011, the total unrealized losses on corporate securities amounted to $185,000, compared with $247,000 at December 31, 2010. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2011 all corporate bond issuers were current on contractually obligated interest and principal payments except for one General Motors holding. The Company attributes the unrealized losses at March 31, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at March 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In February 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent, based on average stock outstanding for the fourth quarter of 2010, to be paid on March 2, 2011. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $450,000 at March 31, 2011 compared with $2.8 million at December 31, 2010 and $4.2 million at March 31, 2010. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio increased during the first three months of 2011, with total loans at $894.7 million at March 31, 2011, up $7.1 million or 0.8% from total loans of $887.6 million at December 31, 2010. Commercial loans increased $6.0 million or 1.5% between December 31, 2010 and March 31, 2011, municipal loans decreased by $1.0 million or 4.6% and residential term loans increased $2.9 million or 0.9%.

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 32% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 92% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at March 31, 2011 and 2010 and December 31, 2010.

Dollars in thousands	March 31, 2011		December 31, 2010		March 31, 2010
Commercial
Real estate	$263,800	29.5%	$245,540	27.7%	$242,017	25.9%
Construction	29,316	3.3%	41,869	4.7%	49,026	5.2%
Other	101,762	11.4%	101,462	11.4%	121,669	13.0%
Municipal	20,834	2.3%	21,833	2.5%	24,203	2.6%
Residential
Term	340,841	38.1%	337,927	38.1%	362,459	38.8%
Construction	13,370	1.5%	15,512	1.7%	17,879	1.9%
Home equity line of credit	106,172	11.8%	105,297	11.9%	98,241	10.5%
Consumer	18,589	2.1%	18,156	2.0%	19,514	2.1%
Total loans	$894,684	100.0%	$887,596	100.0%	$935,008	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of March 31, 2011:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$6,783	$18,743	$21,584	$216,690	$263,800
Construction	7,926	8,894	161	12,335	29,316
Other	15,035	22,799	31,020	32,908	101,762
Municipal	2,710	2,840	8,666	6,618	20,834
Residential
Term	3,452	11,888	23,144	302,357	340,841
Construction	4,800	1,689	301	6,580	13,370
Home equity line of credit	1,426	1,962	474	102,310	106,172
Consumer	6,314	7,218	1,287	3,770	18,589
Total loans	$48,446	$76,033	$86,637	$683,568	$894,684

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of March 31, 2011.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$48,702	5.4%	$215,098	24.1%	$263,800	29.5%
Construction	243	0.0%	29,073	3.3%	29,316	3.3%
Other	41,606	4.7%	60,156	6.7%	101,762	11.4%
Municipal	20,793	2.3%	41	0.0%	20,834	2.3%
Residential
Term	121,334	13.6%	219,507	24.5%	340,841	38.1%
Construction	3,629	0.4%	9,741	1.1%	13,370	1.5%
Home equity line of credit	3,831	0.4%	102,341	11.4%	106,172	11.8%
Consumer	15,150	1.7%	3,439	0.4%	18,589	2.1%
Total loans	$255,288	28.5%	$639,396	71.5%	$894,684	100.0%

Loan Concentrations

As of March 31, 2011, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2011, impaired loans with specific reserves totaled $8.6 and the amount of such reserves was $1.6 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2010 and the amount of such reserves was $1.3 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2011 is considered by Management to be adequate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan type as of March 31, 2011 and 2010 and December 31, 2010. The percentages are the portion of each loan type to total loans.

Dollars in thousands	March 31, 2011		December 31, 2010		March 31, 2010
Commercial
Real estate	$6,310	29.5%	$5,260	27.7%	$5,002	25.9%
Construction	639	3.3%	1,012	4.7%	925	5.2%
Other	2,535	11.4%	2,377	11.4%	3,109	13.0%
Municipal	19	2.3%	19	2.5%	21	2.6%
Residential
Term	1,405	38.1%	1,408	38.1%	1,249	38.8%
Construction	146	1.5%	44	1.7%	487	1.9%
Home equity line of credit	678	11.8%	670	11.9%	492	10.5%
Consumer	713	2.1%	646	2.0%	656	2.1%
Unallocated	1,555	0.0%	1,880	0.0%	2,342	0.0%
Total	$14,000	100.0%	$13,316	100.0%	$14,283	100.0%

The allowance for loan losses totaled $14.0 million at March 31, 2011, compared to $13.3 million and $14.3 million as of December 31, 2010 and March 31, 2010, respectively. Management’s ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $0.3 million in the first three months of 2011 from $1.3 million at December 31, 2010 to $1.6 million at March 31, 2011. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $455,000 in the first three months of 2011. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors increased by $189,000 during 2011 as a result of slight adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $325,000 decrease in unallocated reserves in the first three months of 2011 from $1.9 million on December 31, 2010 to $1.6 million on March 31, 2011.

A breakdown of the allowance for loan losses as of March 31, 2011, by loan segment and allowance element, is presented in the following table:

	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$593,000	$2,536,000	$3,181,000	$-	$6,310,000
Construction	-	284,000	355,000	-	639,000
Other	326,000	980,000	1,229,000	-	2,535,000
Municipal	-	-	19,000	-	19,000
Residential
Term	381,000	457,000	567,000	-	1,405,000
Construction	106,000	18,000	22,000	-	146,000
Home equity line of credit	139,000	67,000	472,000	-	678,000
Consumer	76,000	380,000	257,000	-	713,000
Unallocated	-	-	-	1,555,000	1,555,000
	$1,621,000	$4,722,000	$6,102,000	$1,555,000	$14,000,000

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $2.1 million for the first three months of 2011 as compared to $2.4 million for the first three months of 2010. Net chargeoffs were $1.4 million in the first three months of 2011 compared to net chargeoffs of $1.8 million in the first three months of 2010. Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2010 to 1.56% as of March 31, 2011, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses as of March 31, 2011 and 2010 and as of December 31, 2010:

Dollars in thousands	March 31, 2011	December 31, 2010	March 31, 2010
Balance at beginning of year	$13,316	$13,637	$13,637
Loans charged off:
Commercial
Real estate	289	4,005	779
Construction	-	175	175
Other	161	1,125	316
Municipal	-	-	-
Residential
Term	457	392	271
Construction	505	2,361	-
Home equity line of credit	1	8	-
Consumer	100	951	316
Total	1,513	9,017	1,857
Recoveries on loans previously charged off
Commercial
Real estate	5	4	-
Construction	-	-	-
Other	17	69	22
Municipal	-	-	-
Residential
Term	3	4	1
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	72	219	80
Total	97	296	103
Net loans charged off	1,416	8,721	1,754
Provision for loan losses	2,100	8,400	2,400
Balance at end of period	$14,000	$13,316	$14,283
Ratio of net loans charged off to average loans outstanding1	0.64%	0.94%	0.76%
Ratio of allowance for loan losses to total loans outstanding	1.56%	1.50%	1.53%
1 Ratios for March 31, 2011 and 2010 have been annualized on a 365-day basis

Management believes the allowance for loan losses is adequate as of March 31, 2011. In Management’s opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, and if secured by real estate, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the new appraisal, the loan may have an additional specific reserve or write down based upon the new appraisal information.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.51% at March 31, 2011 compared to 2.39% at December 31, 2010 and 2.46% at March 31, 2010. The following table shows the distribution of nonperforming loans as of March 31, 2011 and 2010 and December 31, 2010:

In thousands of dollars	March 31, 2011	December 31, 2010	March 31, 2010
Commercial
Real estate	$7,752	$5,946	$7,345
Construction	813	937	459
Other	1,617	2,277	2,901
Municipal	-	-	-
Residential
Term	9,632	8,932	8,907
Construction	2,247	3,567	3,176
Home equity line of credit	604	519	161
Consumer	124	113	85
Total loans 90 or more days past due	$22,789	$22,291	$23,034
Non-performing loans included in above total	$22,498	$21,175	$23,018

Total nonperforming loans does not includes loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of March 31, 2011, loans 90 or more days past due and still accruing interest totaled $291,000, compared to $1.1 million and $16,000 at December 31, 2010 and March 31, 2010, respectively.

Troubled Debt Restructured

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
As of March 31, 2011 we had 36 loans with a value of $6.0 million that have been restructured. This compares to
28 loans with a value of $4.4 million classified as TDRs as of March 31, 2010. As of March 31, 2011, nine of the loans classified as TDRs with a total balance of $1.5 million were more than 30 days past due. There are no bankruptcy cases in the current TDRs that Management is aware of.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $26.8 million at March 31, 2011, and have increased $1.5 million from December 31, 2010. The number of loans increased by seven from 175 to 182 during the same period. Impaired commercial loans increased $1.3 million from December 31, 2010 to March 31, 2011. The specific allowance for impaired commercial loans increased from $635,000 million at December 31, 2010 to $919,000 as of March 31, 2011, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2010 to March 31, 2011, impaired residential loans increased $174,000, impaired home equity lines of credit increased $85,000, and impaired consumer loans increased $9,000.
The following table sets forth impaired loans as of March 31, 2011 and 2010 and December 31, 2010:

Dollars in thousands	March 31, 2011	December 31, 2010	March 31, 2010
Commercial
Real estate	$7,482	$5,946	$7,344
Construction	813	937	459
Other	1,604	1,753	2,901
Municipal	-	-
Residential
Term	13,948	12,455	11,976
Construction	2,248	3,567	3,176
Home equity line of credit	604	519	161
Consumer	115	106	69
Total	$26,814	$25,283	$26,086

Past Due Loans

The Bank’s overall loan delinquency ratio was 3.00% at March 31, 2011, versus 3.15% at December 31, 2010 and 2.87% at March 31, 2010. Loans 90 days delinquent and accruing decreased from $1.1 million at December 31, 2010 to $0.3 million as of March 31, 2011. This total is made up of seven loans, with the largest loan totaling $180,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of March 31, 2011 and 2010 and December 31, 2010:

Dollars in thousands	March 31, 2011	December 31, 2010	March 31, 2010
Commercial
Real estate	$7,113	$6,055	$8,862
Construction	321	1,057	459
Other	1,421	4,440	2,087
Municipal	-	-	-
Residential
Term	14,079	12,231	12,268
Construction	2,247	1,828	1,845
Home equity line of credit	1,363	2,038	574
Consumer	269	266	768
Total	$26,813	$27,915	$26,863
Loans 30-89 days past due to total loans	0.90%	1.32%	0.90%
Loans 90+ days past due and accruing to total loans	0.03%	0.13%	0.00%
Loans 90+ days past due on non-accrual to total loans	2.06%	1.70%	1.97%
Total past due loans to total loans	3.00%	3.15%	2.87%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At March 31, 2011, there were 18 potential problem loans with a balance of $1.3 million or 0.14% of total loans. This compares to 32 loans with a balance of $3.9 million or 0.4% of total loans at December 31, 2010.
As of March 31, 2011, there were 38 loans in the process of foreclosure with a total balance of $8.5 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2011, there were 16 properties owned with a net OREO balance of $4.6 million, net of an allowance for losses of $0.1 million, compared to December 31, 2010 when there were 18 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $0.1 million and March 31, 2010 when there were 24 properties owned with a net OREO balance of $6.4 million, net of an allowance for losses of $0.7 million.

The following table presents the composition of other real estate owned:

In thousands of dollars	March 31, 2011	December 31, 2010	March 31, 2010
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	452	424	1,232
Other	1,559	1,795	2,661
Municipal	-	-	-
Residential
Term	2,672	2,842	3,129
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$4,683	$5,061	$7,022
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	460
Other	20	66	35
Municipal	-	-	-
Residential
Term	88	66	176
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$108	$132	$671
Net Value
Commercial
Real estate	$-	$-	$-
Construction	452	424	772
Other	1,539	1,729	2,626
Municipal	-	-	-
Residential
Term	2,584	2,776	2,953
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$4,575	$4,929	$6,351

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

Liquidity Management

As of March 31, 2011, the Bank had primary sources of liquidity of $303.8 million. It is Management’s opinion this is adequate. The Bank has an additional $209.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 72.5% of total average assets in the first three months of 2011. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first three months of 2011, total deposits increased by $75.7 million or 7.8% from December 31, 2010 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $1.2 million or 0.4% in the first three months of 2011, money market deposits increased $2.2 million or 3.0%, and certificates of deposit increased $72.4 million or 11.9%. Between March 31, 2010 and March 31, 2011, total deposits increased by $111.1 million or 11.8%. Low-cost deposits increased by $27.7 million or 10.3%, money market accounts decreased $10.9 million or 12.9%, and certificates of deposit increased $94.3 million or 16.1%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2011, borrowed funds decreased $39.8 million or 15.5% from December 31, 2010, as a result of a shift to wholesale certificates of deposit from Federal Home Loan Bank advances. Between March 31, 2010 and

March 31, 2011, borrowed funds decreased by $19.4 million or 8.2%.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2011 was $151.5 million, compared to $149.8 million as of December 31, 2010 and $148.5 million as of March 31, 2010. The Company’s earnings in the first three months of 2011, net of dividends paid, added to shareholders’ equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, decreased by $0.7 million from December 31, 2010.
A cash dividend of 19.5 cents per share was declared in the first quarter of 2011 compared to 19.5 cents in the first quarter of 2010. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 67.24% in the first quarter of 2011 compared to 81.25% in the first quarter of 2010. The lower dividend payout ratio in 2011 was due to higher earnings and the resulting impact on earnings per common share. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2011 is this year’s net income plus $8.1 million.
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
Regulatory leverage capital ratios for the Company were 9.06% and 9.30% at March 31, 2011 and December 31, 2010, respectively. The Company had a tier one risk-based capital ratio of 15.15% and a tier two risk-based capital ratio of 16.40% at March 31, 2011, compared to 14.97% and 16.23%, respectively, at December 31, 2010. The increase in risk-based capital ratios is the result of addition to retained earnings from net income and a reduction in the Company’s risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2011:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$217,534	$87,366	$20,000	$60,000	$50,168
Operating leases	625	140	180	111	194
Certificates of deposit	680,585	458,574	76,084	145,927	-
Total	$898,744	$546,080	$96,264	$206,038	$50,362
Total loan commitments and unused lines of credit	$91,695	$91,695	$-	$-	$-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at March 31, 2011 was +1.95% of total assets compared to +2.14% of total assets at December 31, 2010. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of March 31, 2011, is presented in the following table:

	0-90	90-365	1-5	5 +
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$15,157	$35,318	$152,015	$234,309
Federal Home Loan Bank and Federal Reserve Bank Stock	-	-	14,031	1,412
Loans held for sale	-	-	-	450
Loans	454,916	148,505	247,613	43,650
Other interest-earning assets	-	10,029	-	-
Non-rate-sensitive assets	6,436	-	-	67,197
Total assets	476,509	193,852	413,659	347,018
Interest-bearing deposits	349,027	198,350	207,436	227,942
Borrowed funds	87,324	9	79,927	50,274
Non-rate-sensitive liabilities and equity	1,850	5,850	38,800	184,249
Total liabilities and equity	438,201	204,209	326,163	462,465
Period gap	$38,308	$(10,357)	$87,496	$(115,447)
Percent of total assets	2.68%	-0.72%	6.11%	-8.07%
Cumulative gap (current)	38,308	27,951	115,447	-
Percent of total assets	2.68%	1.95%	8.07%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.2% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.2% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.3% in a falling-rate scenario, and lower than that earned in a stable rate environment by 4.8% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2011 and December 31, 2010 is presented in the following table:

Changes in Net Interest Income	March 31, 2011	December 31, 2010
Year 1
Projected change if rates decrease by 1.0%	-0.20%	0.60%
Projected change if rates increase by 2.0%	-1.20%	-1.50%
Year 2
Projected change if rates decrease by 1.0%	-3.30%	-2.20%
Projected change if rates increase by 2.0%	-4.80%	-4.70%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2011, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2011, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2011, the Company repurchased no common stock.

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

Exhibit 3.6 Amendment to the Company’s Bylaws (incorporated by reference to the Company’s Form 8-K filed under item 5.03 on May 2, 2011), changing the term of the Chairman of the Board from four years to one year and the maximum a Director can serve as Chairman of the Board from two four-year terms to eight years.

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

Date: May 9, 2011

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 9, 2011