Form 10-Q
period 2011-06-30
First Bancorp, Inc /ME/
filed 2011-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 9, 2011
Common Stock: 9,797,850 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the six months ended June 30,		For the quarters ended June 30,
except for per share amounts	2011	2010	2011	2010

Summary of Operations
Interest Income	$28,251	$28,348	$13,997	$14,215
Interest Expense	7,523	8,370	3,774	4,258
Net Interest Income	20,728	19,978	10,223	9,957
Provision for Loan Losses	4,100	4,500	2,000	2,100
Non-Interest Income	4,511	4,457	2,234	2,282
Non-Interest Expense	12,738	12,177	6,250	5,895
Net Income	6,336	5,844	3,193	3,160
Per Common Share Data
Basic Earnings per Share	$0.58	$0.53	$0.29	$0.29
Diluted Earnings per Share	0.58	0.53	0.29	0.29
Cash Dividends Declared	0.390	0.390	0.195	0.195
Book Value per Common Share	13.42	12.89	13.42	12.89
Tangible Book Value per Common Share	10.60	10.05	10.60	10.05
Market Value	14.86	13.13	14.86	13.13
Financial Ratios
Return on Average Equity1	9.90%	9.38%	9.78%	10.05%
Return on Average Tangible Equity1,2	11.26%	10.64%	11.09%	11.50%
Return on Average Assets1	0.90%	0.88%	0.89%	0.94%
Average Equity to Average Assets	10.78%	11.25%	10.80%	11.21%
Average Tangible Equity to Average Assets2	8.84%	9.18%	8.88%	9.15%
Net Interest Margin Tax-Equivalent1,2	3.31%	3.41%	3.22%	3.35%
Dividend Payout Ratio	67.24%	73.58%	67.24%	67.24%
Allowance for Loan Losses/Total Loans	1.70%	1.52%	1.70%	1.52%
Non-Performing Loans to Total Loans	2.49%	2.53%	2.49%	2.53%
Non-Performing Assets to Total Assets	2.10%	2.14%	2.10%	2.14%
Efficiency Ratio2	47.47%	47.46%	46.66%	45.86%
At Period End
Total Assets	$1,417,690	$1,326,275	$1,417,690	$1,326,275
Total Loans	886,929	932,010	886,929	932,010
Total Investment Securities	442,691	294,584	442,691	294,584
Total Deposits	998,838	949,501	998,838	949,501
Total Shareholders’ Equity	156,210	150,445	156,210	150,445
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2011 and 2010 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
August 9, 2011

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Cash and cash equivalents	$14,322,000	$13,838,000	$22,219,000
Time deposits in other banks	100,000	100,000	-
Securities available for sale	304,278,000	293,229,000	149,249,000
Securities to be held to maturity (fair value of $128,426,000 at June 30, 2011, $110,366,000 at December 31, 2010 and $134,249,000 at June 30, 2010)	122,970,000	107,380,000	129,892,000
Federal Reserve Bank stock, at cost	1,412,000	1,412,000	1,412,000
Federal Home Loan Bank stock, at cost	14,031,000	14,031,000	14,031,000
Loans held for sale	419,000	2,806,000	3,426,000
Loans	886,929,000	887,596,000	932,010,000
Less allowance for loan losses	15,034,000	13,316,000	14,165,000
Net loans	871,895,000	874,280,000	917,845,000
Accrued interest receivable	6,511,000	5,263,000	6,536,000
Premises and equipment	18,351,000	18,980,000	18,739,000
Other real estate owned	7,723,000	4,929,000	4,794,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	27,994,000	29,870,000	30,448,000
Total assets	$1,417,690,000	$1,393,802,000	$1,326,275,000
Liabilities
Demand deposits	$71,517,000	$74,032,000	$62,821,000
NOW deposits	117,064,000	119,823,000	112,256,000
Money market deposits	69,681,000	71,604,000	77,231,000
Savings deposits	107,278,000	100,870,000	95,686,000
Certificates of deposit	633,298,000	608,189,000	601,507,000
Total deposits	998,838,000	974,518,000	949,501,000
Borrowed funds – short term	119,170,000	127,160,000	103,771,000
Borrowed funds – long term	130,166,000	130,170,000	110,173,000
Other liabilities	13,306,000	12,106,000	12,385,000
Total Liabilities	1,261,480,000	1,243,954,000	1,175,830,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	24,754,000	24,705,000	24,655,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	45,629,000	45,474,000	45,298,000
Retained earnings	83,594,000	81,701,000	79,864,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	2,198,000	(2,057,000)	732,000
Net unrealized loss on postretirement benefit costs	(63,000)	(73,000)	(202,000)
Total shareholders' equity	156,210,000	149,848,000	150,445,000
Total liabilities & shareholders' equity	$1,417,690,000	$1,393,802,000	$1,326,275,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,793,706	9,773,025	9,758,218
Book value per common share	$13.42	$12.80	$12.89
Tangible book value per common share	$10.60	$9.97	$10.05
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$20,128,000	$22,206,000	$9,955,000	$11,056,000
Interest on deposits with other banks	3,000	2,000	1,000	-
Interest and dividends on investments	8,120,000	6,140,000	4,041,000	3,159,000
Total interest income	28,251,000	28,348,000	13,997,000	14,215,000
Interest expense
Interest on deposits	5,081,000	5,051,000	2,518,000	2,571,000
Interest on borrowed funds	2,442,000	3,319,000	1,256,000	1,687,000
Total interest expense	7,523,000	8,370,000	3,774,000	4,258,000
Net interest income	20,728,000	19,978,000	10,223,000	9,957,000
Provision for loan losses	4,100,000	4,500,000	2,000,000	2,100,000
Net interest income after provision for loan losses	16,628,000	15,478,000	8,223,000	7,857,000
Non-interest income
Investment management and fiduciary income	782,000	787,000	358,000	376,000
Service charges on deposit accounts	1,351,000	1,505,000	711,000	796,000
Net securities gains	229,000	2,000	229,000	-
Mortgage origination and servicing income	652,000	613,000	193,000	335,000
Other operating income	1,497,000	1,550,000	743,000	775,000
Total non-interest income	4,511,000	4,457,000	2,234,000	2,282,000
Non-interest expense
Salaries and employee benefits	6,005,000	5,553,000	2,928,000	2,808,000
Occupancy expense	827,000	776,000	378,000	382,000
Furniture and equipment expense	1,111,000	1,121,000	561,000	540,000
FDIC insurance premiums	806,000	952,000	405,000	477,000
Amortization of identified intangibles	141,000	142,000	70,000	71,000
Other operating expense	3,848,000	3,633,000	1,908,000	1,617,000
Total non-interest expense	12,738,000	12,177,000	6,250,000	5,895,000
Income before income taxes	8,401,000	7,758,000	4,207,000	4,244,000
Applicable income taxes	2,065,000	1,914,000	1,014,000	1,084,000
NET INCOME	$6,336,000	$5,844,000	$3,193,000	$3,160,000
Less dividends & premium amortization on preferred stock	674,000	674,000	337,000	337,000
Net income available to common shareholders	$5,662,000	$5,170,000	$2,856,000	$2,823,000
Basic earnings per common share	$0.58	$0.53	$0.29	$0.29
Diluted earnings per common share	$0.58	$0.53	$0.29	$0.29
Weighted average number of common shares outstanding	9,781,766	9,753,500	9,784,743	9,756,907
Incremental shares	10,399	5,009	12,238	5,128
Cash dividends declared per common share	$0.390	$0.390	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	5,844,000	-	5,844,000
Net unrealized gain on securities available for sale, net of taxes of $461,000	-	-	-	-	857,000	857,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $6,000	-	-	-	-	9,000	9,000
Comprehensive income	-	-	-	5,844,000	866,000	6,710,000
Cash dividends declared	-	-	-	(4,430,000)	-	(4,430,000)
Equity compensation expense	-	-	19,000	-	-	19,000
Amortization of premium for preferred stock issuance	49,000	-	(49,000)	-	-	-
Proceeds from sale of common stock	-	14,048	208,000	-	-	208,000
Balance at June 30, 2010	$24,655,000	9,758,218	$45,396,000	$79,864,000	$530,000	$150,445,000
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	6,336,000	-	6,336,000
Net unrealized gain on securities available for sale, net of taxes of $2,291,000	-	-	-	-	4,255,000	4,255,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $5,000	-	-	-	-	10,000	10,000
Comprehensive income	-	-	-	6,336,000	4,265,000	10,601,000
Cash dividends declared	-	-	-	(4,443,000)	-	(4,443,000)
Equity compensation expense	-	-	11,000	-	-	11,000
Amortization of premium for preferred stock issuance	49,000	-	(49,000)	-	-	-
Proceeds from sale of common stock	-	20,681	193,000	-	-	193,000
Balance at June 30, 2011	$24,754,000	9,793,706	$45,727,000	$83,594,000	$2,135,000	$156,210,000
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income	$6,336,000	$5,844,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	681,000	726,000
Change in deferred taxes	(374,000)	192,000
Provision for loan losses	4,100,000	4,500,000
Loans originated for resale	(20,502,000)	(21,553,000)
Proceeds from sales and transfers of loans	22,889,000	21,003,000
Net gain on sale or call of securities available for sale	(229,000)	(2,000)
Net loss (gain) on sale of other real estate owned	47,000	(19,000)
Provision for losses on other real estate owned	145,000	164,000
Equity compensation expense	11,000	19,000
Net increase in other assets and accrued interest	(482,000)	(2,429,000)
Net increase in other liabilities	66,000	895,000
Net loss on disposal of premises and equipment	5,000	-
Net amortization (accretion) of premiums on investments	2,048,000	(203,000)
Amortization of investment in limited partnership	195,000	150,000
Net acquisition amortization	103,000	244,000
Net cash provided by operating activities	15,039,000	9,531,000
Cash flows from investing activities
Proceeds from sales of securities available for sale	75,176,000	202,000
Proceeds from maturities, payments and calls of securities available for sale	26,723,000	35,132,000
Proceeds from maturities, payments and calls of securities to be held to maturity	10,441,000	60,755,000
Proceeds from sales of other real estate owned	992,000	1,963,000
Purchases of securities available for sale	(107,910,000)	(101,332,000)
Purchases of securities to be held to maturity	(26,342,000)	-
Net (increase) decrease in loans	(5,693,000)	14,953,000
Capital expenditures	(57,000)	(1,134,000)
Net cash provided by (used in) investing activities	(26,670,000)	10,539,000
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(789,000)	(18,576,000)
Net increase in certificates of deposit	25,141,000	45,442,000
Advances on long-term borrowings	-	10,000,000
Net decrease in short-term borrowings	(7,987,000)	(45,827,000)
Proceeds from sale of common stock	193,000	208,000
Dividends paid	(4,443,000)	(4,430,000)
Net cash provided (used) by financing activities	12,115,000	(13,183,000)
Net increase in cash and cash equivalents	484,000	6,887,000
Cash and cash equivalents at beginning of year	13,838,000	15,332,000
Cash and cash equivalents at end of period	$14,322,000	$22,219,000
Interest paid	$7,594,000	$8,313,000
Income taxes paid	1,297,000	1,210,000
Non-cash transactions
Transfer from loans to other real estate owned	3,978,000	1,557,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2011 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Subsequent Events
Events occurring subsequent to June 30, 2011, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,324,000	$799,000	$-	$16,123,000
Mortgage-backed securities	220,245,000	2,548,000	(1,269,000)	221,524,000
State and political subdivisions	63,696,000	1,573,000	(107,000)	65,162,000
Corporate securities	1,105,000	-	(169,000)	936,000
Other equity securities	527,000	26,000	(20,000)	533,000
	$300,897,000	$4,946,000	$(1,565,000)	$304,278,000
Securities to be held to maturity
U.S. Treasury and agency	$12,970,000	$-	$(186,000)	$12,784,000
Mortgage-backed securities	60,836,000	3,626,000	(37,000)	64,425,000
State and political subdivisions	48,864,000	2,399,000	(346,000)	50,917,000
Corporate securities	300,000	-	-	300,000
	$122,970,000	$6,025,000	$(569,000)	$128,426,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value at December 31, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,380,000	$665,000	$-	$16,045,000
Mortgage-backed securities	236,126,000	1,024,000	(2,736,000)	234,414,000
State and political subdivisions	43,404,000	171,000	(2,051,000)	41,524,000
Corporate securities	1,113,000	-	(247,000)	866,000
Other equity securities	371,000	19,000	(10,000)	380,000
	$296,394,000	$1,879,000	$(5,044,000)	$293,229,000
Securities to be held to maturity
U.S. Treasury and agency	$2,190,000	$35,000	$-	$2,225,000
Mortgage-backed securities	55,710,000	2,656,000	(144,000)	58,222,000
State and political subdivisions	49,330,000	1,102,000	(663,000)	49,769,000
Corporate securities	150,000	-	-	150,000
	$107,380,000	$3,793,000	$(807,000)	$110,366,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at June 30, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$5,032,000	$4,941,000	$227,000	$227,000
Due in 1 to 5 years	7,623,000	7,904,000	10,633,000	11,147,000
Due in 5 to 10 years	25,845,000	26,099,000	23,562,000	24,623,000
Due after 10 years	261,870,000	264,801,000	88,548,000	92,429,000
Equity securities	527,000	533,000	-	-
	$300,897,000	$304,278,000	$122,970,000	$128,426,000

The following table summarizes the contractual maturities of investment securities at December 31, 2010:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,195,000	$1,203,000
Due in 1 to 5 years	2,950,000	3,099,000	5,475,000	5,749,000
Due in 5 to 10 years	2,385,000	2,404,000	13,838,000	14,435,000
Due after 10 years	290,688,000	287,346,000	86,872,000	88,979,000
Equity securities	371,000	380,000	-	-
	$296,394,000	$293,229,000	$107,380,000	$110,366,000

At June 30, 2011, securities with a fair value of $132.8 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $113.0 million as of December 31, 2010 pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Proceeds from sales	$75,176,000	$202,000
Gross gains	$957,000	$2,000
Gross losses	(728,000)	-
Net gain	$229,000	$2,000
Related income taxes	$80,000	$1,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2011, there were 65 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 11 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$12,784,000	$(186,000)	$-	$-	$12,784,000	$(186,000)
Mortgage-backed securities	71,157,000	(1,044,000)	3,681,000	(262,000)	74,838,000	(1,306,000)
State and political subdivisions	12,050,000	(142,000)	1,489,000	(311,000)	13,539,000	(453,000)
Corporate securities	-	-	936,000	(169,000)	936,000	(169,000)
Other equity securities	247,000	(15,000)	48,000	(5,000)	295,000	(20,000)
	$96,238,000	$(1,387,000)	$6,154,000	$(747,000)	$102,392,000	$(2,134,000)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In each of the first and second quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of June 30, 2011 and 2010 and at December 31, 2010:

	June 30, 2011		December 31, 2010		June 30, 2010
Commercial
Real estate	$263,337,000	29.7%	$245,540,000	27.7%	$260,799,000	28.0%
Construction	29,386,000	3.3%	41,869,000	4.7%	35,932,000	3.9%
Other	102,499,000	11.6%	101,462,000	11.4%	113,831,000	12.2%
Municipal	19,974,000	2.3%	21,833,000	2.5%	23,795,000	2.6%
Residential
Term	335,807,000	37.9%	337,927,000	38.1%	359,774,000	38.4%
Construction	11,063,000	1.2%	15,512,000	1.7%	18,302,000	2.0%
Home equity line of credit	107,224,000	12.0%	105,297,000	11.9%	100,450,000	10.8%
Consumer	17,639,000	2.0%	18,156,000	2.0%	19,127,000	2.1%
Total loans	$886,929,000	100.0%	$887,596,000	100.0%	$932,010,000	100.0%

Loan balances include net deferred loan costs of $1.4 million as of June 30, 2011 and $1.3 million as of December 31, 2010. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $180.8 million at June 30, 2011 and $192.9 million at December 31, 2010, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $329.7 million at June 30, 2011 and $342.9 million at December 31, 2010 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $22.0 million at June 30, 2011, $21.2 million at December 31, 2010 and $23.6 million at June 30, 2010. Loans past due 90 days or greater which are accruing interest totaled $355,000 at June 30, 2011, $1,116,000 at December 31, 2010 and $1,394,000 at June 30, 2010. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans as of June 30, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,227,000	$4,051,000	$6,278,000	$257,059,000	$263,337,000	$-
Construction	117,000	-	117,000	29,269,000	29,386,000	-
Other	544,000	997,000	1,541,000	100,958,000	102,499,000	38,000
Municipal	-	-	-	19,974,000	19,974,000	-
Residential
Term	6,093,000	9,916,000	16,009,000	319,798,000	335,807,000	309,000
Construction	-	334,000	334,000	10,729,000	11,063,000	-
Home equity line of credit	868,000	740,000	1,608,000	105,616,000	107,224,000	-
Consumer	258,000	8,000	266,000	17,373,000	17,639,000	8,000
Total	$10,107,000	$16,046,000	$26,153,000	$860,776,000	$886,929,000	$355,000

Information on the past-due status of loans as of December 31, 2010, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,055,000	$4,000,000	$6,055,000	$239,485,000	$245,540,000	$-
Construction	120,000	937,000	1,057,000	40,812,000	41,869,000	-
Other	3,070,000	1,370,000	4,440,000	97,022,000	101,462,000	524,000
Municipal	-	-	-	21,833,000	21,833,000	-
Residential
Term	4,535,000	7,696,000	12,231,000	325,696,000	337,927,000	585,000
Construction	104,000	1,724,000	1,828,000	13,684,000	15,512,000	-
Home equity line of credit	1,564,000	474,000	2,038,000	103,259,000	105,297,000	-
Consumer	259,000	7,000	266,000	17,890,000	18,156,000	7,000
Total	$11,707,000	$16,208,000	$27,915,000	$859,681,000	$887,596,000	$1,116,000

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

Information on nonaccrual loans as of June 30, 2011 and 2010 and at December 31, 2010 is presented in the following table:

	June 30, 2011	December 31, 2010	June 30, 2010
Commercial
Real estate	$6,746,000	$5,946,000	$7,333,000
Construction	771,000	937,000	472,000
Other	2,095,000	1,753,000	2,505,000
Municipal	-	-	-
Residential
Term	11,260,000	8,347,000	9,865,000
Construction	334,000	3,567,000	2,936,000
Home Equity Line of Credit	740,000	519,000	170,000
Consumer	103,000	106,000	326,000
Total	$22,049,000	$21,175,000	$23,607,000

Information regarding impaired loans is as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Balance of impaired loans	$26,981,000	$25,283,000	$26,599,000
Less portion for which no allowance for loan losses is allocated	(19,368,000)	(15,773,000)	(16,644,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$7,613,000	$9,510,000	$9,955,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,965,000	$1,256,000	$2,062,000

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

A breakdown of impaired loans by category as of and for the three- and six-month periods ended June 30, 2011, is presented in the following table:

				For six months ended June 30, 2011		For the quarter ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Un-Recognized Interest Income	Average Recorded Investment	Un-Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,841,000	$5,841,000	$-	$5,151,000	$143,000	$5,738,000	$80,000
Construction	772,000	772,000	-	617,000	22,000	790,000	14,000
Other	1,056,000	1,056,000	-	1,118,000	41,000	1,064,000	20,000
Municipal	-	-	-	-	-	-	-
Residential
Term	10,818,000	10,818,000	-	8,957,000	226,000	9,785,000	126,000
Construction	334,000	334,000	-	1,641,000	47,000	348,000	4,000
Heloc	509,000	509,000	-	417,000	6,000	516,000	4,000
Consumer	38,000	38,000	-	40,000	3,000	38,000	1,000
	$19,368,000	$19,368,000	$-	$17,941,000	$488,000	$18,279,000	$249,000
With an Allowance Recorded
Commercial
Real estate	$905,000	$905,000	$613,000	$2,021,000	$52,000	$1,785,000	$24,000
Construction	-	-	-	227,000	8,000	3,000	-
Other	1,039,000	1,039,000	857,000	652,000	21,000	754,000	11,000
Municipal	-	-	-	-	-	-	-
Residential
Term	5,373,000	5,373,000	265,000	5,254,000	65,000	4,978,000	31,000
Construction	-	-	-	192,000	5,000	192,000	2,000
Heloc	231,000	231,000	165,000	256,000	4,000	281,000	2,000
Consumer	65,000	65,000	65,000	69,000	2,000	65,000	1,000
	$7,613,000	$7,613,000	$1,965,000	$8,671,000	$157,000	$8,058,000	$71,000
Total
Commercial
Real estate	$6,746,000	$6,746,000	$613,000	$7,171,000	$195,000	$7,521,000	$104,000
Construction	772,000	772,000	-	844,000	29,000	793,000	13,000
Other	2,095,000	2,095,000	857,000	1,770,000	63,000	1,816,000	31,000
Municipal	-	-	-	-	-	-	-
Residential
Term	16,191,000	16,191,000	265,000	14,210,000	290,000	14,761,000	156,000
Construction	334,000	334,000	-	1,833,000	52,000	539,000	6,000
Heloc	740,000	740,000	165,000	673,000	10,000	797,000	6,000
Consumer	103,000	103,000	65,000	109,000	5,000	103,000	2,000
	$26,981,000	$26,981,000	$1,965,000	$26,610,000	$644,000	$26,330,000	$318,000

A breakdown of impaired loans by category as of December 31, 2010, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Unrecognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,531,000	$3,531,000	$-	$3,967,000	$232,000
Construction	257,000	257,000	-	271,000	20,000
Other	1,256,000	1,256,000	-	1,484,000	104,000
Municipal	-	-	-	-	-
Residential
Term	6,804,000	6,804,000	-	7,814,000	436,000
Construction	3,567,000	3,567,000	-	2,573,000	134,000
Home Equity Line of Credit	319,000	319,000	-	196,000	6,000
Consumer	39,000	39,000	-	20,000	3,000
	$15,773,000	$15,773,000	$-	$16,325,000	$935,000
With an Allowance Recorded
Commercial
Real estate	$2,415,000	$2,415,000	$192,000	$2,925,000	$157,000
Construction	680,000	680,000	152,000	305,000	22,000
Other	497,000	497,000	291,000	912,000	60,000
Municipal	-	-	-	-	-
Residential
Term	5,651,000	5,651,000	432,000	4,869,000	134,000
Construction	-	-	-	281,000	14,000
Home Equity Line of Credit	200,000	200,000	122,000	87,000	3,000
Consumer	67,000	67,000	67,000	132,000	9,000
	$9,510,000	$9,510,000	$1,256,000	$9,511,000	$399,000
Total
Commercial
Real estate	$5,946,000	$5,946,000	$192,000	$6,892,000	$389,000
Construction	937,000	937,000	152,000	576,000	42,000
Other	1,753,000	1,753,000	291,000	2,396,000	164,000
Municipal	-	-	-	-	-
Residential
Term	12,455,000	12,455,000	432,000	12,683,000	570,000
Construction	3,567,000	3,567,000	-	2,854,000	148,000
Home Equity Line of Credit	519,000	519,000	122,000	283,000	9,000
Consumer	106,000	106,000	67,000	152,000	12,000
	$25,283,000	$25,283,000	$1,256,000	$25,836,000	$1,334,000

Note 4. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The adequacy of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance. A breakdown of the allowance for loan losses as of June 30, 2011, and December 31, 2010, by loan segment and allowance element, is presented in the following tables:

As of June 30, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$613,000	$2,463,000	$3,851,000	$-	$6,927,000
Construction	-	274,000	428,000	-	702,000
Other	857,000	962,000	1,504,000	-	3,323,000
Municipal	-	-	19,000	-	19,000
Residential
Term	265,000	505,000	586,000	-	1,356,000
Construction	-	16,000	19,000	-	35,000
Home Equity Line of Credit	165,000	85,000	402,000	-	652,000
Consumer	65,000	264,000	335,000	-	664,000
Unallocated	-	-	-	1,356,000	1,356,000
	$1,965,000	$4,569,000	$7,144,000	$1,356,000	$15,034,000

As of December 31, 2010	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home Equity Line of Credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 30.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 90.0% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of June 30, 2011:

	Commercial Construction	Commercial Real Estate	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$-	$29,000	$467,000	$2,341,000	$2,837,000
2 Above Average	10,000	21,021,000	3,657,000	10,772,000	35,460,000
3 Satisfactory	1,616,000	40,346,000	15,714,000	3,985,000	61,661,000
4 Average	12,894,000	114,124,000	41,208,000	2,876,000	171,102,000
5 Watch	6,293,000	38,095,000	15,042,000	-	59,430,000
6 OAEM	4,015,000	19,572,000	6,338,000	-	29,925,000
7 Substandard	4,558,000	30,150,000	20,067,000	-	54,775,000
8 Doubtful	-	-	6,000	-	6,000
9 Loss	-	-	-	-	-
Total	$29,386,000	$263,337,000	$102,499,000	$19,974,000	$415,196,000

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
Allowance for loan losses transactions for the three- and six-month periods ended June 30, 2011 and for the year ended December 31, 2010 were as follows:

For the six months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
June 30, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	835,000	-	319,000	13,000	697,000	505,000	45,000	156,000	-	2,570,000
Recoveries	5,000	-	21,000	12,000	4,000	-	1,000	145,000	-	188,000
Provision	2,497,000	(310,000)	1,244,000	1,000	641,000	496,000	26,000	29,000	(524,000)	4,100,000
Ending balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
Ending balance specifically evaluated for impairment	$613,000	$-	$857,000	$-	$265,000	$-	$165,000	$65,000	$-	$1,965,000
Ending balance collectively evaluated for impairment	$6,314,000	$702,000	$2,466,000	$19,000	$1,091,000	$35,000	$487,000	$599,000	$1,356,000	$13,069,000
Related loan balances:
Ending balance	$263,337,000	$29,386,000	$102,499,000	$19,974,000	$335,807,000	$11,063,000	$107,224,000	$17,639,000	$-	$886,929,000
Ending balance specifically evaluated for impairment	$6,746,000	$772,000	$2,095,000	$-	$16,191,000	$334,000	$740,000	$103,000	$-	$26,981,000
Ending balance collectively evaluated for impairment	$256,591,000	$28,614,000	$100,404,000	$19,974,000	$319,616,000	$10,729,000	$106,484,000	$17,536,000	$-	$859,948,000

For the quarter ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
June 30, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$6,310,000	$639,000	$2,535,000	$19,000	$1,405,000	$146,000	$678,000	$713,000	$1,555,000	$14,000,000
Charge offs	546,000	-	158,000	13,000	240,000	-	44,000	56,000	-	1,057,000
Recoveries	-	-	4,000	12,000	1,000	-	1,000	73,000	-	91,000
Provision	1,163,000	63,000	942,000	1,000	190,000	(111,000)	17,000	(66,000)	(199,000)	2,000,000
Ending balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
Ending balance specifically evaluated for impairment	$613,000	$-	$857,000	$-	$265,000	$-	$165,000	$65,000	$-	$1,965,000
Ending balance collectively evaluated for impairment	$6,314,000	$702,000	$2,466,000	$19,000	$1,091,000	$35,000	$487,000	$599,000	$1,356,000	$13,069,000
Related loan balances:
Ending balance	$263,337,000	$29,386,000	$102,499,000	$19,974,000	$335,807,000	$11,063,000	$107,224,000	$17,639,000	$-	$886,929,000
Ending balance specifically evaluated for impairment	$6,746,000	$772,000	$2,095,000	$-	$16,191,000	$334,000	$740,000	$103,000	$-	$26,981,000
Ending balance collectively evaluated for impairment	$256,591,000	$28,614,000	$100,404,000	$19,974,000	$319,616,000	$10,729,000	$106,484,000	$17,536,000	$-	$859,948,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance specifically evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance specifically evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,456,000	$3,567,000	$519,000	$106,000	$-	$25,284,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,471,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,312,000

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
As of June 30, 2011 we had 36 loans with a value of $6.7 million that have been restructured. This compares to 31 loans with a value of $4.8 million classified as TDRs as of June 30, 2010. As of June 30, 2011, nine of the loans classified as TDRs with a total balance of $1.3 million were more than 30 days past due. There is one bankruptcy case in the current TDRs that Management is aware of.

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
As of June 30, 2011, 7,500 shares of restricted stock had been granted under the 2010 Plan. All of the shares granted will vest five years from the date of grant, and the related compensation cost of $111,000 will be recognized on a straight-line basis over five years. In the first six months of 2011, $11,000 of expense was recognized for these restricted shares, leaving $100,000 in unrecognized expense as of June 30, 2011. There were no shares granted under the 2010 Plan as of June 30, 2010.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As of December 31, 2010, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of June 30, 2011 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	55,500	$15.89
Granted in 2011	-	-
Exercised in 2011	-	-
Forfeited in 2011	-	-
Outstanding at June 30, 2011	55,500	$15.89	2.8	$75
Exercisable at June 30, 2011	55,500	$15.89	2.8	$75

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

Common Stock

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program (“the CPP”), its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2011, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2011
Net income as reported	$6,336,000
Less dividends and amortization of premium on preferred stock	674,000
Basic EPS: Income available to common shareholders	5,662,000	9,781,766	$0.58
Effect of dilutive securities: incentive stock options and warrants		10,399
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,662,000	9,792,165	$0.58
For the six months ended June 30, 2010
Net income as reported	$5,844,000
Less dividends and amortization of premium on preferred stock	674,000
Basic EPS: Income available to common shareholders	5,170,000	9,753,500	$0.53
Effect of dilutive securities: incentive stock options		5,009
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,170,000	9,758,509	$0.53

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2011
Net income as reported	$3,193,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,856,000	9,784,743	$0.29
Effect of dilutive securities: incentive stock options and restricted stock		12,238
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,856,000	9,796,981	$0.29
For the quarter ended June 30, 2010
Net income as reported	$3,160,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,823,000	9,756,907	$0.29
Effect of dilutive securities: incentive stock options		5,128
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,823,000	9,762,035	$0.29

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

The following table presents the number of options and warrants outstanding as of June 30, 2011 and 2010 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of June 30, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of June 30, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2010. The amount for 2011 has not been established. The expense related to the 401(k) plan was $205,000 and $169,000 for the six months ended June 30, 2011 and 2010, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $153,000 and $114,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the associated accrued liability included in other liabilities in the balance sheet was $1,721,000 compared to $1,596,000 and $1,509,000 at December 31, 2010 and June 30, 2010, respectively.

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

	At and for the six months ended June 30,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,796,000	$1,962,000
Service cost	8,000	11,000
Interest cost	58,000	67,000
Benefits paid	(78,000)	(74,000)
Benefit obligation at end of period	1,784,000	1,966,000
Funded status
Benefit obligation at end of period	(1,784,000)	(1,966,000)
Accrued benefit cost at end of period	$(1,784,000)	$(1,966,000)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For quarters ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$8,000	$11,000	$4,000	$6,000
Interest cost	58,000	67,000	29,000	33,000
Amortization of unrecognized transition obligation	14,000	14,000	7,000	7,000
Amortization of prior service credit	-	(1,000)	-	-
Amortization of accumulated losses	10,000	12,000	5,000	7,000
Net periodic benefit cost	$90,000	$103,000	$45,000	$53,000

    Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Unamortized net actuarial loss	$(49,000)	$(49,000)	$(233,000)
Unrecognized transition obligation	(49,000)	(63,000)	(78,000)
	(98,000)	(112,000)	(311,000)
Deferred tax benefit at 35%	34,000	39,000	109,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(64,000)	$(73,000)	$(202,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2011 are $37,000 and the expected benefit payments for all of 2011 are $147,000. There is no expected contribution for 2011. Plan expense for 2011 is estimated to be $165,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2010, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2011, the prepayment assumption using the PSA model was 259, which translates into an anticipated prepayment rate of 15.54%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2011 and 2010, servicing rights capitalized totaled $263,000 and $237,000, respectively. Servicing rights capitalized for the three month periods ended June 30, 2011 and 2010, were $65,000 and $118,000 respectively. Servicing rights amortized for the six month periods ended June 30, 2011 and 2010, were $275,000 and $199,000, respectively. Servicing rights amortized for the three month periods ended June 30, 2011 and 2010, were $121,000 and $99,000, respectively. The fair value of servicing rights was $1,962,000, $1,684,000 and $1,485,000 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. At June 30, 2011 and 2010, the Bank serviced loans for others totaling $253.4 million and $236.4 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2011	December 31, 2010	June 30, 2010
Mortgage servicing rights	$5,987,000	$5,732,000	$5,323,000
Accumulated amortization	(4,537,000)	(4,265,000)	(4,013,000)
Impairment reserve	(58,000)	(23,000)	(60,000)
	$1,392,000	$1,444,000	$1,250,000

Note 11 – Income Taxes

FASB ASC Topic 740 “Income Taxes”, defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2008 through 2010.

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposits at June 30, 2011 and 2010, and at December 31, 2010:

	June 30, 2011	December 31, 2010	June 30, 2010
Certificates of deposit < $100,000	$279,567,000	$231,945,000	$237,757,000
Certificates $100,000 to $250,000	319,122,000	338,452,000	313,908,000
Certificates $250,000 and over	34,609,000	37,792,000	49,842,000
	$633,298,000	$608,189,000	$601,507,000

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,123,000	$-	$16,123,000
Mortgage-backed securities	-	221,524,000	-	221,524,000
State and political subdivisions	-	65,162,000	-	65,162,000
Corporate securities	-	936,000	-	936,000
Other equity securities	-	533,000	-	533,000
Total assets	$-	$304,278,000	$-	$304,278,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,045,000	$-	$16,045,000
Mortgage-backed securities	-	234,414,000	-	234,414,000
State and political subdivisions	-	41,524,000	-	41,524,000
Corporate securities	-	866,000	-	866,000
Other equity securities	-	380,000	-	380,000
Total assets	$-	$293,229,000	$-	$293,229,000

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
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $136,000 at
June 30, 2011 and $132,000 at December 31, 2010. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $2.0 million at
June 30, 2011 and $1.3 million at December 31, 2010.

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,962,000	$-	$1,962,000
Loans held for sale	-	419,000	-	419,000
Other real estate owned	-	7,723,000	-	7,723,000
Impaired loans	-	5,648,000	-	5,648,000
Total assets	$-	$15,752,000	$-	$15,752,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,684,000	$-	$1,684,000
Loans held for sale	-	2,806,000	-	2,806,000
Other real estate owned	-	4,929,000	-	4,929,000
Impaired loans	-	8,254,000	-	8,254,000
Total assets	$-	$17,673,000	$-	$17,673,000

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

The estimated fair values for financial instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,322,000	$14,322,000	$13,838,000	$13,838,000
Time deposits in other banks	100,000	100,000	100,000	100,000
Securities available for sale	304,278,000	304,278,000	293,229,000	293,229,000
Securities to be held to maturity	122,970,000	128,426,000	107,380,000	110,366,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	419,000	419,000	2,806,000	2,806,000
Loans (net of allowance for loan losses)	871,895,000	875,988,000	874,280,000	878,856,000
Accrued interest receivable	6,511,000	6,511,000	5,263,000	5,263,000
Financial liabilities
Deposits	$998,838,000	$953,240,000	$974,518,000	$924,903,000
Borrowed funds	249,336,000	256,037,000	257,330,000	262,984,000
Accrued interest payable	855,000	855,000	926,000	926,000

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
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU is intended to provide clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. For public entities, this guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs. This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of the clarifications provided in ASU No. 2011-04 on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the manner of presentation, the Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

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

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2011	2010	2011	2010
Net interest income as presented	$20,728	$19,978	$10,223	$9,957
Effect of tax-exempt income	1,272	1,127	663	567
Net interest income, tax equivalent	$22,000	$21,105	$10,886	$10,524

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

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2011	2010	2011	2010
Non-interest expense, as presented	$12,738	$12,177	$6,250	$5,895
Net securities losses	-	-	-	-
Other than temporary impairment charge	-	-	-	-
Adjusted non-interest expense	$12,738	$12,177	$6,250	$5,895
Net interest income, as presented	$20,728	$19,978	$10,223	$9,957
Effect of tax-exempt income	1,272	1,127	663	567
Non-interest income, as presented	4,511	4,457	2,234	2,282
Effect of non-interest tax-exempt income	94	94	47	47
Net securities gains	229	2	229	-
Adjusted net interest income plus non-interest income	$26,834	$25,658	$13,396	$12,853
Non-GAAP efficiency ratio	47.47%	47.46%	46.66%	45.86%
GAAP efficiency ratio	50.47%	49.83%	50.17%	48.17%

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

	For the six months ended June 30,		For the quarters ended June 30,
In thousands of dollars	2011	2010	2011	2010
Average shareholders' equity as presented	$153,747	$150,289	$155,679	$150,760
Less preferred stock	(24,705)	(24,606)	(24,730)	(24,631)
Less intangible assets	(27,684)	(27,684)	(27,684)	(27,684)
Tangible average shareholders' equity	$101,358	$97,999	$103,265	$98,445

Executive Summary

Net income for the first six months of 2011 was $6.3 million, up $492,000 or 8.4% from the same period in 2010. Earnings per common share on a fully diluted basis were $0.58 for the six-months ended June 30, 2011, up $0.05 or 9.4% from the $0.53 posted for the same period in 2010. For the quarter ended June 30, 2011, net income was $3.2 million, up $33,000 or 1.0% from the same period in 2010. Earnings per common share on a fully diluted basis were $0.29 for the quarter ended June 30, 2011, even with the same period in 2010. The Company saw a $50,000 or 1.6% increase in earnings from the quarter ended March 31, 2011, and earnings per common share on a fully diluted basis were even with the $0.29 posted for the period.
Net interest income on a tax-equivalent basis was up $895,000 or 4.2% in the first six months of 2011 compared to the same period in 2010. The increase was attributable to increased levels of earning assets. This was somewhat reduced, however, as a result of our interest margin slipping from 3.41% in 2010 to 3.31% in 2011 as overall interest rates have continued to decrease and remain at historically low levels. The yield on our assets dropped 0.38% year-over-year while our funding cost was down only 0.24%.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past three years has been relatively stable for several quarters. Non-performing loans stood at 2.49% of total loans as of June 30, 2011 compared to 2.53% as of June 30, 2010 and 2.39% as of December 31, 2010. This compares favorably to nonperforming loans at 3.17% for our peer group as of March 31, 2011, the latest data available from the Uniform Bank Performance Report (“UBPR peer group”). Net chargeoffs were $2.4 million or 0.54% of average loans on an annualized basis for the first six months of 2011, down from net chargeoffs of $4.0 million or 0.86% of average loans on an annualized basis for the first six months of 2010.
The slump in the housing market is continuing and the national unemployment rate is at 9.2% as of June 30, 2011. Fortunately, the unemployment rate in Maine, at 7.8%, is somewhat better than the national average. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well. We provisioned $4.1 million for loan losses in the first half of 2011, down $400,000 from the $4.5 million provision made in the first half of 2010. As a result, the allowance for loan losses has increased $1.7 million or 12.9% year-to-date and now stands at 1.70% of outstanding loans as of June 30, 2011 compared to 1.50% at December 31, 2010 and 1.52% at June 30, 2010.
Total assets have increased $23.9 million or 1.7% year-to-date. While the loan portfolio was down just slightly in the first six months of 2011, it was down $45.1 million from a year ago. The investment portfolio has increased $26.6 million or 6.4% year-to-date and $148.1 million or 50.3% over the past year. On the liability side of the balance sheet, low-cost deposits have increased $25.1 million or 9.3% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit decreased $2.4 million or 1.0% while wholesale CDs increased $27.5 million.
Remaining well capitalized remains a top priority for The First Bancorp. Since December 31, 2008, the Company’s total risk-based capital has increased from 11.13% to 16.40%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions.
The Company’s operating ratios remain good, with a return on average tangible common equity of 11.26% for the six months ended June 30, 2011 compared to 10.64% for the same period in 2010. Based upon March 31, 2011 data, our return on average equity was in the top 30% of all banks in the UBPR peer group, which had an average return on equity of 10.35%. Our efficiency ratio continues to be an important component in our overall performance; and was virtually unchanged at 47.47% for the first six months of 2011 compared to 47.46% for the same period in 2010. As of March 31, 2011, the average efficiency ratio for our UBPR peer group was 66.52%, which put us in the top 10% of all banks in the UBPR peer group.

Net Interest Income

Total interest income of $28.3 million for the six months ended June 30, 2011, remained virtually unchanged compared to the same period of 2010. Total interest expense of $7.5 million for the first six months of 2011 is a 10.1% decrease from total interest expense of $8.4 million for the first six months of 2010. As a result, net interest income increased 3.8% or $0.7 million to $20.7 million for the six months ended June 30, 2011, from the $20.0 million reported for the same period in 2010. The Company’s net interest margin on a tax-equivalent basis decreased from 3.41% in the first six months of 2010 to 3.31% for the six months ended June 30, 2011. This decrease was due to lower interest income as loans and investments continue to reprice downward. Loans and investment securities repriced downward at a quicker pace than our ability to reduce our funding costs: asset income was down 0.38% year-over-year while our funding cost was down only 0.24%. Tax-exempt interest income amounted to $2.4 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.
Total interest income of $14.0 million for the quarter ended June 30, 2011 is a 1.5% decrease from total interest income of $14.2 million in the comparable period of 2010. Total interest expense of $3.8 million for the quarter ended June 30, 2011 is a 11.4% decrease from total interest expense of $4.3 million for the comparable period of 2010. As a result, net interest income increased 2.7% or $266,000 to $10.2 million for the quarter ended June 30, 2011, from the $10.0 million reported for the same period in 2010. The Company’s net interest margin on a tax-equivalent basis decreased from 3.35% for the quarter ended June 30, 2010 to 3.22% for the quarter ended June 30, 2011. Tax-exempt interest income amounted to $1.2 million and $1.1 million for the quarters ended June 30, 2011 and 2010, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2011 and 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

For the six months ended	June 30, 2011		June 30, 2010
In thousands of dollars	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$3	0.25%	$2	0.00%
Investments	9,200	4.17%	7,023	4.58%
Loans held for sale	25	4.78%	74	4.39%
Loans	20,295	4.58%	22,376	4.82%
Total interest-earning assets	29,523	4.44%	29,475	4.76%
Interest-bearing liabilities
Deposits	5,081	1.07%	5,051	1.15%
Other borrowings	2,442	2.11%	3,319	2.91%
Total interest-bearing liabilities	7,523	1.27%	8,370	1.51%
Net interest income	$22,000		$21,105
Interest rate spread		3.17%		3.24%
Net interest margin		3.31%		3.41%

For the quarters ended	June 30, 2011		June 30, 2010
In thousands of dollars	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.25%	$-	0.00%
Investments	4,608	4.01%	3,607	4.53%
Loans held for sale	17	4.75%	41	4.47%
Loans	10,034	4.50%	11,134	4.77%
Total interest-earning assets	14,660	4.34%	14,782	4.71%
Interest-bearing liabilities
Deposits	2,518	1.05%	2,571	1.15%
Other borrowings	1,256	2.10%	1,687	2.95%
Total interest-bearing liabilities	3,774	1.26%	4,258	1.52%
Net interest income	$10,886		$10,524
Interest rate spread		3.08%		3.19%
Net interest margin		3.22%		3.35%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2011 compared to 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

For the six months ended June 30, 2011 compared to 2010
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$1	$1
Investment securities	3,090	(634)	(279)	2,177
Loans held for sale	(52)	6	(4)	(50)
Loans	(1,024)	(1,107)	51	(2,080)
Total interest income	2,014	(1,735)	(231)	48
Interest expense
Deposits	431	(369)	(32)	30
Other borrowings2	47	(911)	(13)	(877)
Total interest expense	478	(1,280)	(45)	(847)
Change in net interest income	$1,536	$(455)	$(186)	$895

For the quarters ended June 30, 2011 compared to 2010
In thousands of dollars	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$-	$1	$1
Investment securities	1,606	(419)	(186)	1,003
Loans held for sale	(31)	73	(62)	(20)
Loans	(515)	(618)	29	(1,104)
Total interest income	1,060	(964)	(218)	(122)
Interest expense
Deposits	205	(239)	(19)	(53)
Other borrowings2	82	(489)	(24)	(431)
Total interest expense	287	(728)	(43)	(484)
Change in net interest income	$773	$(236)	$(175)	$362
1 Represents the change attributable to a combination of change in rate and change in volume.
2 Includes federal funds purchased.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the six-month periods and quarters ended June 30, 2011 and 2010.

	For the six months ended		For the quarters ended
In thousands of dollars	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Assets
Cash and cash equivalents	$15,339	$14,456	$14,479	$13,535
Time deposits in other banks	100	-	100	-
Securities available for sale	321,200	128,387	333,275	149,171
Securities to be held to maturity	108,525	165,321	112,513	154,517
Federal Reserve Bank stock, at cost	1,412	1,412	1,412	1,412
Federal Home Loan Bank, at cost	14,031	14,031	14,031	14,031
Loans held for sale (fair value approximates cost)	1,054	3,401	568	3,677
Loans	893,787	936,648	893,508	936,807
Allowance for loan losses	(14,180)	(14,484)	(14,505)	(14,741)
Net loans	879,607	922,164	879,003	922,066
Accrued interest receivable	5,491	5,674	5,698	5,987
Premises and equipment	18,725	18,261	18,565	18,302
Other real estate owned	5,401	5,639	5,797	5,625
Goodwill	27,684	27,684	27,684	27,684
Other assets	28,244	29,298	27,966	29,210
Total Assets	$1,426,813	$1,335,728	$1,441,091	$1,345,217

Liabilities & Shareholders’ Equity
Demand deposits	$69,488	$61,138	$68,674	$60,518
NOW deposits	120,930	114,886	119,625	114,588
Money market deposits	72,436	85,152	69,388	79,960
Savings deposits	105,472	93,674	107,162	94,442
Certificates of deposit	661,072	590,801	669,455	605,381
Total deposits	1,029,398	945,651	1,034,304	954,889
Borrowed funds – short term	102,738	119,503	109,896	118,819
Borrowed funds – long term	130,166	110,173	130,166	110,173
Dividends payable	980	987	984	998
Other liabilities	9,784	9,125	10,063	9,579
Total Liabilities	1,273,066	1,185,439	1,285,413	1,194,458
Shareholders' Equity:
Preferred stock	24,705	24,606	24,730	24,631
Common stock	98	97	98	98
Additional paid-in capital	45,536	45,187	45,609	45,271
Retained earnings	83,755	80,518	84,324	80,811
Net unrealized gain/(loss) on securities available-for-sale	(280)	89	982	155
Net unrealized loss on postretirement benefit costs	(67)	(208)	(65)	(207)
Total Shareholders’ Equity	153,747	150,289	155,678	150,759
Total Liabilities & Shareholders' Equity	$1,426,813	$1,335,728	$1,441,091	$1,345,217

Non-Interest Income

Non-interest income of $4.5 million for the six months ended June 30, 2011, is an increase of $54,000 compared to the same period in 2010. This increase was attributable to a $229,000 gain on investments as a result of portfolio realignment to reduce interest rate risk as well as the conversion of a General Motors bond classified as other-than-temporarily-impaired that converted to equity securities. Non-interest income was $2.2 million for the quarter ended June 30, 2011, a decrease of 2.1% from the $2.3 million reported for the quarter ended June 30, 2010. This decrease was attributable to a decrease in mortgage origination and servicing income.

Non-Interest Expense

Non-interest expense of $12.7 million for the six months ended June 30, 2011 is an increase of 4.6% or $561,000 compared to non-interest expense of $12.2 million for the same period in 2010. This increase was attributable to salaries and employee benefits as well as occupancy costs. Non-interest expense of $6.3 million for the quarter ended June 30, 2011 is an increase of 6.0% compared to non-interest expense of $5.9 million for the same period in 2010. This increase was attributable to an increase in other operating expense for the quarter. The Company’s efficiency ratio was virtually unchanged at 47.47% for the first six months of 2011 compared to 47.46% for the first six months of 2010.

Income Taxes

Income taxes on operating earnings were $2.1 million for the six months ended June 30, 2011, up $151,000 from the same period in 2010, and $1.0 million for the quarter ended June 30, 2011, down $70,000 for the same period in 2010. This is in line with the decrease in the Company’s level of income before taxes.
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

Investments

The Company’s investment portfolio increased by $26.6 million or 6.4% between December 31, 2010, and June 30, 2011. The growth in the portfolio in the six months of 2011 was primarily in GNMA mortgage-backed securities, which are fully backed by the U.S. Government and carry no credit risk. As of June 30, 2011, mortgage-backed securities had a carrying value of $281.1 million and a fair value of $285.9 million. Of this total, securities with a fair value of $257.2 million or 89.9% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $28.7 million or 10.1% of the mortgage-backed portfolio were issued by FHLMC and FNMA. The Company had one private label mortgage-backed security at June 30, 2011 with a fair value of $37,000.
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

The following table sets forth the Company’s investment securities at their carrying amounts as of June 30, 2011 and 2010 and December 31, 2010.

Dollars in thousands	June 30, 2011	December 31, 2010	June 30, 2010
Securities available for sale
U.S. Treasury and agency	$16,123	$16,045	$51,451
Mortgage-backed securities	221,524	234,414	66,984
State and political subdivisions	65,162	41,524	29,589
Corporate securities	936	866	817
Other equity securities	533	380	408
	$304,278	$293,229	$149,249
Securities to be held to maturity
U.S. Treasury and agency	$12,970	$2,190	$7,973
Mortgage-backed securities	60,836	55,710	69,756
State and political subdivisions	48,864	49,330	52,013
Corporate securities	300	150	150
	$122,970	$107,380	$129,892
Non-marketable securities:
Federal Home Loan Bank Stock	$14,031	$14,031	$14,031
Federal Reserve Bank Stock	1,412	1,412	1,412
	$15,443	$15,443	$15,443
Total securities	$442,691	$416,052	$294,584

The following table sets forth yields and expected maturities of the Company’s investment securities as of June 30, 2011. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	5,000	3.00%
Due after 10 years	16,123	5.34%	7,970	4.23%
Total	16,123	5.34%	12,970	3.75%
Mortgage-Backed Securities
Due in 1 year or less	4,742	0.65%	82	4.57%
Due in 1 to 5 years	4,357	3.54%	4,616	3.56%
Due in 5 to 10 years	25,102	3.22%	3,199	5.30%
Due after 10 years	187,323	3.24%	52,939	4.07%
Total	221,524	3.19%	60,836	4.10%
State & Political Subdivisions
Due in 1 year or less	199	6.85%	145	7.38%
Due in 1 to 5 years	3,547	7.25%	5,717	6.32%
Due in 5 to 10 years	997	6.27%	15,363	6.43%
Due after 10 years	60,419	6.47%	27,639	6.30%
Total	65,162	6.51%	48,864	6.35%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	936	1.29%	-	0.00%
Total	936	1.29%	300	1.25%
Equity Securities	533	5.54%
	$304,278	4.01%	$122,970	4.95%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2011 amounted to $2.1 million, or 0.3% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount was $5.9 million, or 1.4% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income.
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
As of June 30, 2011, the Company had temporarily impaired securities with a fair value of $102.4 million and unrealized losses of $2.1 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $6.2 million as of June 30, 2011, compared with $7.6 million at December 31, 2010. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2011.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In thousands of dollars	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$12,784	$(186)	$-	$-	$12,784	$(186)
Mortgage-backed securities	71,157	(1,044)	3,681	(262)	74,838	(1,306)
State and political subdivisions	12,050	(142)	1,489	(311)	13,539	(453)
Corporate securities	-	-	936	(169)	936	(169)
Other equity securities	247	(15)	48	(5)	295	(20)
	$96,238	$(1,387)	$6,154	$(747)	$102,392	$(2,134)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of June 30, 2011, the total unrealized losses on these securities amounted to $186,000, compared with no unrealized losses at December 31, 2010. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2011 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2011, the total unrealized losses on these securities amounted to $1.3 million, compared with $2.9 million at December 31, 2010. All of these securities were credit rated “AAA” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at June 30, 2011 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of June 30, 2011, the total unrealized losses on municipal securities amounted to $453,000, compared with $2.7 million at December 31, 2010. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At June 30, 2011 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of June 30, 2011, the total unrealized losses on corporate securities amounted to $169,000, compared with $247,000 at December 31, 2010. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2011 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at June 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In each of the first and second quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $419,000 at June 30, 2011 compared with $2.8 million at December 31, 2010 and $3.4 million at June 30, 2010. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio decreased during the first six months of 2011, with total loans at $886.9 million at June 30, 2011, down $0.7 million or 0.1% from total loans of $887.6 million at December 31, 2010. Commercial loans increased $6.4 million or 1.6% between December 31, 2010 and June 30, 2011, municipal loans decreased by $1.9 million or 8.5% and residential term loans decreased $2.1 million or 0.6%.

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 30% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 90% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at June 30, 2011 and 2010 and December 31, 2010.

Dollars in thousands	June 30, 2011		December 31, 2010		June 30, 2010
Commercial
Real estate	$263,337	29.7%	$245,540	27.7%	$260,799	28.0%
Construction	29,386	3.3%	41,869	4.7%	35,932	3.9%
Other	102,499	11.6%	101,462	11.4%	113,831	12.2%
Municipal	19,974	2.3%	21,833	2.5%	23,795	2.6%
Residential
Term	335,807	37.9%	337,927	38.1%	359,774	38.4%
Construction	11,063	1.2%	15,512	1.7%	18,302	2.0%
Home equity line of credit	107,224	12.0%	105,297	11.9%	100,450	10.8%
Consumer	17,639	2.0%	18,156	2.0%	19,127	2.1%
Total loans	$886,929	100.0%	$887,596	100.0%	$932,010	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of June 30, 2011:

In thousands of dollars	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$11,917	$17,081	$20,956	$213,383	$263,337
Construction	13,655	2,694	155	12,882	29,386
Other	13,937	32,511	21,423	34,628	102,499
Municipal	2,353	4,147	6,392	7,082	19,974
Residential
Term	3,185	14,956	23,168	294,498	335,807
Construction	4,242	62	-	6,759	11,063
Home equity line of credit	1,860	1,791	472	103,101	107,224
Consumer	8,048	6,283	967	2,341	17,639
Total loans	$59,197	$79,525	$73,533	$674,674	$886,929

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of June 30, 2011.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$46,434	5.2%	$216,903	24.6%	$263,337	29.7%
Construction	-	0.0%	29,386	3.4%	29,386	3.3%
Other	51,080	5.8%	51,419	5.8%	102,499	11.6%
Municipal	19,974	2.3%	-	0.0%	19,974	2.3%
Residential
Term	119,597	13.5%	216,210	24.4%	335,807	37.9%
Construction	3,131	0.4%	7,932	0.9%	11,063	1.2%
Home equity line of credit	3,780	0.4%	103,444	11.7%	107,224	12.0%
Consumer	14,235	1.6%	3,404	0.4%	17,639	2.0%
Total loans	$258,231	29.2%	$628,698	71.2%	$886,929	100.0%

Loan Concentrations

As of June 30, 2011, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

Residential and Consumer
Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status..

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2011, impaired loans with specific reserves totaled $7.6 and the amount of such reserves was $2.0 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2010 and the amount of such reserves was $1.3 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2011 is considered by Management to be adequate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as adequate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan type as of June 30, 2011 and 2010 and December 31, 2010. The percentages are the portion of each loan type to total loans.

Dollars in thousands	June 30, 2011		December 31, 2010		June 30, 2010
Commercial
Real estate	$6,927	29.7%	$5,260	27.7%	$5,553	28.0%
Construction	702	3.3%	1,012	4.7%	708	3.9%
Other	3,323	11.6%	2,377	11.4%	2,796	12.2%
Municipal	19	2.3%	19	2.5%	21	2.6%
Residential
Term	1,356	37.9%	1,408	38.1%	1,270	38.4%
Construction	35	1.2%	44	1.7%	361	2.0%
Home equity line of credit	652	12.0%	670	11.9%	488	10.8%
Consumer	664	2.0%	646	2.0%	733	2.1%
Unallocated	1,356	0.0%	1,880	0.0%	2,235	0.0%
Total	$15,034	100.0%	$13,316	100.0%	$14,165	100.0%

The allowance for loan losses totaled $15.0 million at June 30, 2011, compared to $13.3 million and $14.2 million as of December 31, 2010 and June 30, 2010, respectively. Management’s ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $709,000 in the first six months of 2011 from $1.3 million at December 31, 2010 to $2.0 million at June 30, 2011. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $302,000 in the first six months of 2011. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors increased by $1.2 million during 2011 as a result of slight adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $524,000 decrease in unallocated reserves in the first six months of 2011 from $1.9 million on December 31, 2010 to $1.4 million on June 30, 2011.

A breakdown of the allowance for loan losses as of June 30, 2011, by loan segment and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$613	$2,463	$3,851	$-	$6,927
Construction	-	274	428	-	702
Other	857	962	1,504	-	3,323
Municipal	-	-	19	-	19
Residential
Term	265	505	586	-	1,356
Construction	-	16	19	-	35
Home equity line of credit	165	85	402	-	652
Consumer	65	264	335	-	664
Unallocated	-	-	-	1,356	1,356
	$1,965	$4,569	$7,144	$1,356	$15,034

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $4.1 million for the first six months of 2011 as compared to $4.5 million for the first six months of 2010. Net chargeoffs were $2.4 million in the first six months of 2011 compared to net chargeoffs of $4.0 million in the first six months of 2010. Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2010 to 1.70% as of June 30, 2011, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010:

Dollars in thousands	June 30, 2011	December 31, 2010	June 30, 2010
Balance at beginning of year	$13,316	$13,637	$13,637
Loans charged off:
Commercial
Real estate	835	4,005	2,678
Construction	-	175	175
Other	319	1,125	566
Municipal	13	-	-
Residential
Term	697	392	291
Construction	505	2,361	-
Home equity line of credit	45	8	8
Consumer	156	951	420
Total	2,570	9,017	4,138
Recoveries on loans previously charged off
Commercial
Real estate	5	4	2
Construction	-	-	-
Other	21	69	29
Municipal	12	-	-
Residential
Term	4	4	2
Construction	-	-	-
Home equity line of credit	1	-	-
Consumer	145	219	133
Total	188	296	166
Net loans charged off	2,382	8,721	3,972
Provision for loan losses	4,100	8,400	4,500
Balance at end of period	$15,034	$13,316	$14,165
Ratio of net loans charged off to average loans outstanding1	0.54%	0.94%	0.86%
Ratio of allowance for loan losses to total loans outstanding	1.70%	1.50%	1.52%
1 Ratios for June 2011 and 2010 have been annualized on a 365-day basis

Management believes the allowance for loan losses is adequate as of June 30, 2011. In Management’s opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. Concurrently, a new appraisal or valuation may be ordered, depending on collateral type, currency of the most recent valuation, the size of the loan, and other factors appropriate to the loan. Upon receipt and acceptance of the new valuation, the loan may have an additional specific reserve or write down based on the updated collateral value. On an ongoing basis, appraisals or valuations may be done periodically on collateral dependent non-performing loans and an additional specific reserve or write down will be made, if appropriate, based on the new collateral value.
Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 2.49% at June 30, 2011 compared to 2.39% at December 31, 2010 and 2.53% at June 30, 2010. The following table shows the distribution of nonperforming loans as of June 30, 2011 and 2010 and December 31, 2010:

In thousands of dollars	June 30, 2011	December 31, 2010	June 30, 2010
Commercial
Real estate	$6,746	$5,946	$7,333
Construction	771	937	472
Other	2,133	2,277	2,505
Municipal	-	-	-
Residential
Term	11,569	8,932	11,247
Construction	334	3,567	2,936
Home equity line of credit	740	519	170
Consumer	111	113	326
Non-performing loans plus loans 90 or more days past due and still accruing interest	$22,404	$22,291	$24,989
Non-performing loans included in above total	$22,049	$21,175	$23,607

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of June 30, 2011, loans 90 or more days past due and still accruing interest totaled $355,000, compared to $1.1 million and $1.4 million at December 31, 2010 and June 30, 2010, respectively.

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
As of June 30, 2011 we had 36 loans with a value of $6.6 million that have been restructured. This compares to 31 loans with a value of $4.8 million classified as TDRs as of June 30, 2010. As of June 30, 2011, nine of the loans classified as TDRs with a total balance of $1.3 million were more than 30 days past due. There is one bankruptcy case in the current TDRs that Management is aware of.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $27.0 million at June 30, 2011, and have increased $1.6 million from December 31, 2010. The number of loans increased by 16 from 175 to 191 during the same period. Impaired commercial loans increased $1.0 million from December 31, 2010 to June 30, 2011. The specific allowance for impaired commercial loans increased from $635,000 at December 31, 2010 to $1.5 million as of June 30, 2011, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2010 to June 30, 2011, impaired residential loans increased $502,000, impaired home equity lines of credit increased $221,000, and impaired consumer loans decreased $3,000.
The following table sets forth impaired loans as of June 30, 2011 and 2010 and December 31, 2010:

Dollars in thousands	June 30, 2011	December 31, 2010	June 30, 2010
Commercial
Real estate	$6,746	$5,946	$7,344
Construction	772	937	459
Other	2,095	1,753	2,901
Municipal	-	-
Residential
Term	16,191	12,455	11,976
Construction	334	3,567	3,176
Home equity line of credit	740	519	161
Consumer	103	106	69
Total	$26,981	$25,283	$26,086

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.95% at June 30, 2011, versus 3.15% at December 31, 2010 and 2.85% at June 30, 2010. Loans 90 days delinquent and accruing decreased from $1.1 million at December 31, 2010 to $0.4 million as of June 30, 2011. This total is made up of six loans, with the largest loan totaling $190,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of June 30, 2011 and 2010 and December 31, 2010:

Dollars in thousands	June 30, 2011	December 31, 2010	June 30, 2010
Commercial
Real estate	$6,278	$6,055	$8,014
Construction	117	1,057	646
Other	1,541	4,440	1,147
Municipal	-	-	-
Residential
Term	16,009	12,231	13,344
Construction	334	1,828	1,166
Home equity line of credit	1,608	2,038	1,574
Consumer	266	266	628
Total	$26,153	$27,915	$26,519
Loans 30-89 days past due to total loans	1.14%	1.32%	0.96%
Loans 90+ days past due and accruing to total loans	0.04%	0.13%	0.15%
Loans 90+ days past due on non-accrual to total loans	1.77%	1.70%	1.74%
Total past due loans to total loans	2.95%	3.15%	2.85%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At June 30, 2011, there were 14 potential problem loans with a balance of $1.9 million or 0.22% of total loans. This compares to 32 loans with a balance of $3.9 million or 0.4% of total loans at December 31, 2010.
As of June 30, 2011, there were 42 loans in the process of foreclosure with a total balance of $10.9 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2011, there were 23 properties owned with a net OREO balance of $7.7 million, net of an allowance for losses of $0.1 million, compared to December 31, 2010 when there were 18 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $0.1 million and June 30, 2010 when there were 17 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $0.6 million.

The following table presents the composition of other real estate owned:

In thousands of dollars	June 30, 2011	December 31, 2010	June 30, 2010
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	1,761	424	950
Other	2,747	1,795	1,310
Municipal	-	-	-
Residential
Term	3,351	2,842	3,122
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$7,859	$5,061	$5,382
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	400
Other	-	66	-
Municipal	-	-	-
Residential
Term	136	66	188
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$136	$132	$588
Net Value
Commercial
Real estate	$-	$-	$-
Construction	1,761	424	550
Other	2,747	1,729	1,310
Municipal	-	-	-
Residential
Term	3,215	2,776	2,934
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$7,723	$4,929	$4,794

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

Liquidity Management

As of June 30, 2011, the Bank had primary sources of liquidity of $284.3 million. It is Management’s opinion this is adequate. The Bank has an additional $215.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 72.1% of total average assets in the first six months of 2011. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first six months of 2011, total deposits increased by $24.3 million or 2.5% from December 31, 2010 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $1.1 million or 0.4% in the first six months of 2011, money market deposits decreased $1.9 million or 2.7%, and certificates of deposit increased $25.1 million or 4.1%. Between June 30, 2010 and June 30, 2011, total deposits increased by $49.3 million or 5.2%. Low-cost deposits increased by $25.1 million or 9.3%, money market accounts decreased $7.6 million or 9.8%, and certificates of deposit increased $31.8 million or 5.3%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was from wholesale and brokered sources, resulting from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2011, borrowed funds decreased $8.0 million or 3.1% from December 31, 2010, as a result of a shift to wholesale certificates of deposit from Federal Home Loan Bank advances. Between June 30, 2010 and
June 30, 2011, borrowed funds increased by $35.4 million or 16.5%.

Shareholders’ Equity

Shareholders’ equity as of June 30, 2011 was $156.2 million, compared to $149.8 million as of December 31, 2010 and $150.4 million as of June 30, 2010. The Company’s earnings in the first six months of 2011, net of dividends paid, added to shareholders’ equity. The $2.1 million net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, changed by $4.3 million to $2.2 million unrealized gain between December 31, 2010 and June 30, 2011. This shift was the result of lower interest rates resulting in higher security values.
A cash dividend of 19.5 cents per share was declared in the second quarter of 2011 compared to 19.5 cents in the second quarter of 2010. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 67.24% for the first half of 2011 compared to 73.58% for the same period in 2010. The lower dividend payout ratio in 2011 was due to higher earnings and the resulting impact on earnings per common share. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2011 is this year’s net income plus $8.1 million.
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
Regulatory leverage capital ratios for the Company were 8.88% and 9.30% at June 30, 2011 and December 31, 2010, respectively. The Company had a tier one risk-based capital ratio of 15.14% and a tier two risk-based capital ratio of 16.40% at June 30, 2011, compared to 14.97% and 16.23%, respectively, at December 31, 2010. The increase in risk-based capital ratios is the result of addition to retained earnings from net income and a reduction in the Company’s risk-based assets. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2011:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$249,336	$119,170	$10,000	$70,000	$50,166
Operating leases	581	96	180	111	194
Certificates of deposit	633,298	410,470	85,889	136,939	-
Total	$883,215	$529,736	$96,069	$207,050	$50,360
Total loan commitments and unused lines of credit	$117,249	$117,249	$-	$-	$-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at June 30, 2011 was +5.99% of total assets compared to +2.14% of total assets at December 31, 2010. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of June 30, 2011, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$19,675	$46,773	$162,813	$197,987
Federal Home Loan Bank and Federal Reserve Bank Stock	-	-	14,031	1,412
Loans held for sale	-	-	-	419
Loans	458,319	153,853	233,076	41,681
Other interest-earning assets	-	10,116	-	-
Non-rate-sensitive assets	5,465	-	-	85,418
Total assets	483,459	210,742	409,920	326,917
Interest-bearing deposits	318,120	162,748	222,822	224,128
Borrowed funds	110,007	10,009	80,048	50,104
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	213,102
Total liabilities and equity	430,027	178,457	335,220	487,334
Period gap	$53,432	$32,285	$74,700	$(160,417)
Percent of total assets	3.73%	2.26%	5.22%	-11.21%
Cumulative gap (current)	53,432	85,717	160,417	-
Percent of total assets	3.73%	5.99%	11.21%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.8% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.5% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 5.2% in a falling-rate scenario, and lower than that earned in a stable rate environment by 2.1% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of June 30, 2011 and December 31, 2010 is presented in the following table:

Changes in Net Interest Income	June 30, 2011	December 31, 2010
Year 1
Projected change if rates decrease by 1.0%	-0.80%	0.60%
Projected change if rates increase by 2.0%	-0.50%	-1.50%
Year 2
Projected change if rates decrease by 1.0%	-5.20%	-2.20%
Projected change if rates increase by 2.0%	-2.10%	-4.70%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2011, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2011, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2011, the Company repurchased no common stock.

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

Date: August 9, 2011

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 9, 2011