Form 10-Q
period 2011-09-30
First Bancorp, Inc /ME/
filed 2011-11-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2011
Common Stock: 9,805,160 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the nine months ended September 30,		For the quarters ended September 30,
except for per share amounts	2011	2010	2011	2010

Summary of Operations
Interest Income	$42,146	$42,918	$13,898	$14,570
Interest Expense	11,193	12,687	3,670	4,317
Net Interest Income	30,953	30,231	10,228	10,253
Provision for Loan Losses	5,600	6,300	1,500	1,800
Non-Interest Income	6,591	6,524	2,080	2,067
Non-Interest Expense	19,669	18,405	6,934	6,228
Net Income	9,341	9,039	3,006	3,195
Per Common Share Data
Basic Earnings per Share	$0.85	$0.82	$0.27	$0.29
Diluted Earnings per Share	0.85	0.82	0.27	0.29
Cash Dividends Declared	0.585	0.585	0.195	0.195
Book Value per Common Share	14.11	13.06	14.11	13.06
Tangible Book Value per Common Share	11.28	10.23	11.28	10.23
Market Value	12.59	13.83	12.59	13.83
Financial Ratios
Return on Average Equity1	9.64%	9.55%	9.15%	9.88%
Return on Average Tangible Equity1,2	10.92%	12.23%	10.25%	12.60%
Return on Average Assets1	0.87%	0.90%	0.83%	0.93%
Average Equity to Average Assets	10.67%	11.22%	10.46%	11.18%
Average Tangible Equity to Average Assets2	8.74%	9.17%	8.53%	9.16%
Net Interest Margin Tax-Equivalent1,2	3.29%	3.39%	3.24%	3.36%
Dividend Payout Ratio	68.82%	71.34%	72.22%	67.24%
Allowance for Loan Losses/Total Loans	1.76%	1.55%	1.76%	1.55%
Non-Performing Loans to Total Loans	2.42%	2.36%	2.42%	2.36%
Non-Performing Assets to Total Assets	1.91%	1.97%	1.91%	1.97%
Efficiency Ratio2	49.30%	47.68%	53.06%	48.11%
At Period End
Total Assets	$1,427,038	$1,374,624	$1,427,038	$1,374,624
Total Loans	868,573	918,538	868,573	918,538
Total Investment Securities	471,924	368,859	471,924	368,859
Total Deposits	1,004,894	986,932	1,004,894	986,932
Total Shareholders’ Equity	150,538	152,230	150,538	152,230
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2011 and 2010 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
November 9, 2011

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	September 30, 2011	December 31, 2010	September 30, 2010
Assets
Cash and cash equivalents	$16,563,000	$13,838,000	$13,880,000
Time deposits in other banks	100,000	100,000	-
Securities available for sale	326,782,000	293,229,000	232,075,000
Securities to be held to maturity (fair value of $137,227,000 at September 30, 2011, $110,366,000 at December 31, 2010 and $126,668,000 at September 30, 2010)	129,699,000	107,380,000	121,341,000
Federal Reserve Bank stock, at cost	1,412,000	1,412,000	1,412,000
Federal Home Loan Bank stock, at cost	14,031,000	14,031,000	14,031,000
Loans held for sale	230,000	2,806,000	1,031,000
Loans	868,573,000	887,596,000	918,538,000
Less allowance for loan losses	15,319,000	13,316,000	14,245,000
Net loans	853,254,000	874,280,000	904,293,000
Accrued interest receivable	5,018,000	5,263,000	5,445,000
Premises and equipment	18,872,000	18,980,000	18,458,000
Other real estate owned	6,310,000	4,929,000	5,338,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	27,083,000	29,870,000	29,636,000
Total assets	$1,427,038,000	$1,393,802,000	$1,374,624,000
Liabilities
Demand deposits	$88,472,000	$74,032,000	$80,695,000
NOW deposits	130,522,000	119,823,000	123,899,000
Money market deposits	77,736,000	71,604,000	69,119,000
Savings deposits	114,079,000	100,870,000	102,911,000
Certificates of deposit	594,085,000	608,189,000	610,308,000
Total deposits	1,004,894,000	974,518,000	986,932,000
Borrowed funds – short term	135,452,000	127,160,000	92,500,000
Borrowed funds – long term	120,164,000	130,170,000	130,172,000
Other liabilities	15,990,000	12,106,000	12,790,000
Total liabilities	1,276,500,000	1,243,954,000	1,222,394,000
Shareholders’ equity
Preferred stock, $1,000 preference value per share	12,278,000	24,705,000	24,680,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	45,706,000	45,474,000	45,385,000
Retained earnings	84,360,000	81,701,000	80,843000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	8,155,000	(2,057,000)	1,421,000
Net unrealized loss on postretirement benefit costs	(59,000)	(73,000)	(197,000)
Total shareholders’ equity	150,538,000	149,848,000	152,230,000
Total liabilities & shareholders’ equity	$1,427,038,000	$1,393,802,000	$1,374,624,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,800,507	9,773,025	9,765,631
Book value per common share	$14.11	$12.80	$13.06
Tangible book value per common share	$11.28	$9.97	$10.23
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarters ended September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$30,088,000	$33,342,000	$9,960,000	$11,136,000
Interest on deposits with other banks	-	5,000	-	3,000
Interest and dividends on investments	12,058,000	9,571,000	3,938,000	3,431,000
Total interest income	42,146,000	42,918,000	13,898,000	14,570,000
Interest expense
Interest on deposits	7,478,000	7,699,000	2,397,000	2,648,000
Interest on borrowed funds	3,715,000	4,988,000	1,273,000	1,669,000
Total interest expense	11,193,000	12,687,000	3,670,000	4,317,000
Net interest income	30,953,000	30,231,000	10,228,000	10,253,000
Provision for loan losses	5,600,000	6,300,000	1,500,000	1,800,000
Net interest income after provision for loan losses	25,353,000	23,931,000	8,728,000	8,453,000
Non-interest income
Investment management and fiduciary income	1,140,000	1,116,000	358,000	329,000
Service charges on deposit accounts	2,032,000	2,194,000	681,000	689,000
Net securities gains	237,000	2,000	8,000	-
Mortgage origination and servicing income	845,000	906,000	193,000	293,000
Other operating income	2,337,000	2,306,000	840,000	756,000
Total non-interest income	6,591,000	6,524,000	2,080,000	2,067,000
Non-interest expense
Salaries and employee benefits	9,255,000	8,662,000	3,250,000	3,109,000
Occupancy expense	1,194,000	1,129,000	367,000	353,000
Furniture and equipment expense	1,665,000	1,671,000	554,000	550,000
FDIC insurance premiums	1,104,000	1,428,000	298,000	476,000
Amortization of identified intangibles	212,000	213,000	71,000	71,000
Other operating expense	6,239,000	5,302,000	2,394,000	1,669,000
Total non-interest expense	19,669,000	18,405,000	6,934,000	6,228,000
Income before income taxes	12,275,000	12,050,000	3,874,000	4,292,000
Applicable income taxes	2,934,000	3,011,000	868,000	1,097,000
NET INCOME	$9,341,000	$9,039,000	$3,006,000	$3,195,000
Less dividends & premium amortization on preferred stock	1,027,000	1,011,000	353,000	337,000
Net income available to common shareholders	$8,314,000	$8,028,000	$2,653,000	$2,858,000
Basic earnings per common share	$0.85	$0.82	$0.27	$0.29
Diluted earnings per common share	$0.85	$0.82	$0.27	$0.29
Weighted average number of common shares outstanding	9,785,063	9,757,074	9,791,550	9,764,184
Incremental shares	10,888	4,707	11,843	4,062
Cash dividends declared per common share	$0.585	$0.585	$0.195	$0.195
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	9,039,000	-	9,039,000
Net unrealized gain on securities available for sale, net of taxes of $461,000	-	-	-	-	1,546,000	1,546,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $4,000	-	-	-	-	14,000	14,000
Comprehensive income	-	-	-	9,039,000	1,560,000	10,599,000
Cash dividends declared	-	-	-	(6,646,000)	-	(6,646,000)
Equity compensation expense	-	-	28,000	-	-	28,000
Amortization of premium for preferred stock issuance	74,000	-	(74,000)	-	-	-
Proceeds from sale of common stock	-	21,461	311,000	-	-	311,000
Balance at September 30, 2010	$24,680,000	9,765,631	$45,483,000	$80,843,000	$1,224,000	$152,230,000

Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	9,341,000	-	9,341,000
Net unrealized gain on securities available for sale, net of taxes of $5,536,000	-	-	-	-	10,212,000	10,212,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $8,000	-	-	-	-	14,000	14,000
Comprehensive income	-	-	-	9,341,000	10,226,000	19,567,000
Cash dividends declared	-	-	-	(6,682,000)	-	(6,682,000)
Equity compensation expense	-	-	17,000	-	-	17,000
Amortization of premium for preferred stock issuance	73,000	-	(73,000)	-	-	-
Payment to repurchase preferred stock	(12,500,000)	-	-	-	-	(12,500,000)
Proceeds from sale of common stock	-	27,482	288,000	-	-	288,000
Balance at September 30, 2011	$12,278,000	9,800,507	$45,804,000	$84,360,000	$8,096,000	$150,538,000
  See Report of Independent Registered Public Accounting Firm.
  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income	$9,341,000	$9,039,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,018,000	1,062,000
Change in deferred taxes	(644,000)	949,000
Provision for loan losses	5,600,000	6,300,000
Loans originated for resale	(33,416,000)	(39,369,000)
Proceeds from sales and transfers of loans	35,992,000	41,214,000
Net gain on securities available for sale	(237,000)	(2,000)
Net (gain)/loss on sale of other real estate owned	(13,000)	31,000
Provision for losses on other real estate owned	800,000	310,000
Equity compensation expense	17,000	28,000
Net (increase) decrease in other assets and accrued interest	2,043,000	(640,000)
Net increase (decrease) in other liabilities	(473,000)	287,000
Net loss on disposal of premises and equipment	5,000	-
Net amortization of premiums on investments	2,908,000	181,000
Amortization of investment in limited partnership	292,000	225,000
Net acquisition amortization	173,000	173,000
Net cash provided by operating activities	23,406,000	19,788,000
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	34,209,000	77,239,000
Proceeds from sales of securities available for sale	75,182,000	202,000
Proceeds from maturities, payments and calls of securities to be held to maturity	16,031,000	70,522,000
Proceeds from sales of other real estate owned	2,875,000	2,593,000
Purchases of securities available for sale	(129,488,000)	(226,805,000)
Purchases of securities to be held to maturity	(38,765,000)	-
Net decrease in loans	10,383,000	25,334,000
Capital expenditures	(915,000)	(1,188,000)
Net cash used in investing activities	(30,488,000)	(52,103,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	44,480,000	10,054,000
Net increase (decrease) in certificates of deposit	(14,072,000)	54,243,000
Advances on long-term borrowings	-	10,000,000
Net decrease in short-term borrowings	(1,707,000)	(37,099,000)
Repurchase of preferred stock	(12,500,000)	-
Proceeds from sale of common stock	288,000	311,000
Dividends paid	(6,682,000)	(6,646,000)
Net cash provided by financing activities	9,807,000	30,863,000
Net increase (decrease) in cash and cash equivalents	2,725,000	(1,452,000)
Cash and cash equivalents at beginning of year	13,838,000	15,332,000
Cash and cash equivalents at end of period	$16,563,000	$13,880,000
Interest paid	$11,418,000	$12,856,000
Income taxes paid	$2,557,000	$2,130,000
Non-cash transactions
Change in net unrealized gain on available for sale securities, net of tax	$(10,212,000)	$(1,546,000)
Net transfer from loans to other real estate owned	$5,043,000	$2,927,000
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

Subsequent Events
Events occurring subsequent to September 30, 2011, have been evaluated as to their potential impact to the Financial Statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,295,000	$1,199,000	$-	$16,494,000
Mortgage-backed securities	227,180,000	8,173,000	(315,000)	235,038,000
State and political subdivisions	70,124,000	3,936,000	(21,000)	74,039,000
Corporate securities	1,103,000	-	(324,000)	779,000
Other equity securities	534,000	33,000	(135,000)	432,000
	$314,236,000	$13,341,000	$(795,000)	$326,782,000
Securities to be held to maturity
U.S. Treasury and agency	$20,998,000	$180,000	$-	$21,178,000
Mortgage-backed securities	61,048,000	4,221,000	(19,000)	65,250,000
State and political subdivisions	47,353,000	3,397,000	(251,000)	50,499,000
Corporate securities	300,000	-	-	300,000
	$129,699,000	$7,798,000	$(270,000)	$137,227,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value at December 31, 2010:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,380,000	$665,000	$-	$16,045,000
Mortgage-backed securities	236,126,000	1,024,000	(2,736,000)	234,414,000
State and political subdivisions	43,404,000	171,000	(2,051,000)	41,524,000
Corporate securities	1,113,000	-	(247,000)	866,000
Other equity securities	371,000	19,000	(10,000)	380,000
	$296,394,000	$1,879,000	$(5,044,000)	$293,229,000
Securities to be held to maturity
U.S. Treasury and agency	$2,190,000	$35,000	$-	$2,225,000
Mortgage-backed securities	55,710,000	2,656,000	(144,000)	58,222,000
State and political subdivisions	49,330,000	1,102,000	(663,000)	49,769,000
Corporate securities	150,000	-	-	150,000
	$107,380,000	$3,793,000	$(807,000)	$110,366,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at September 30, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,394,000	$4,450,000	$152,000	$153,000
Due in 1 to 5 years	11,188,000	11,748,000	14,848,000	15,415,000
Due in 5 to 10 years	34,872,000	36,698,000	22,158,000	23,608,000
Due after 10 years	263,248,000	273,454,000	92,541,000	98,051,000
Equity securities	534,000	432,000	-	-
	$314,236,000	$326,782,000	$129,699,000	$137,227,000

The following table summarizes the contractual maturities of investment securities at December 31, 2010:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,195,000	$1,203,000
Due in 1 to 5 years	2,950,000	3,099,000	5,475,000	5,749,000
Due in 5 to 10 years	2,385,000	2,404,000	13,838,000	14,435,000
Due after 10 years	290,688,000	287,346,000	86,872,000	88,979,000
Equity securities	371,000	380,000	-	-
	$296,394,000	$293,229,000	$107,380,000	$110,366,000

At September 30, 2011, securities with a fair value of $171.4 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $113.0 million as of December 31, 2010 pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Proceeds from sales	$75,182,000	$202,000
Gross gains	$964,000	$2,000
Gross losses	(727,000)	-
Net gain	$237,000	$2,000
Related income taxes	$83,000	$1,000

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2011, there were 29 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 12 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	11,669,000	(46,000)	6,984,000	(288,000)	18,653,000	(334,000)
State and political subdivisions	1,748,000	(21,000)	1,569,000	(251,000)	3,317,000	(272,000)
Corporate securities	-	-	779,000	(324,000)	779,000	(324,000)
Other equity securities	151,000	(119,000)	36,000	(16,000)	187,000	(135,000)
	$13,568,000	$(186,000)	$9,368,000	$(879,000)	$22,936,000	$(1,065,000)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In each of the first, second and third quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30%. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of September 30, 2011 and 2010 and at December 31, 2010:

	September 30, 2011		December 31, 2010		September 30, 2010
Commercial
Real estate	$257,910,000	29.7%	$245,540,000	27.7%	$251,767,000	27.4%
Construction	30,345,000	3.5%	41,869,000	4.7%	40,304,000	4.4%
Other	96,045,000	11.1%	101,462,000	11.4%	106,993,000	11.6%
Municipal	19,853,000	2.3%	21,833,000	2.5%	25,737,000	2.8%
Residential
Term	329,730,000	38.0%	337,927,000	38.1%	352,872,000	38.4%
Construction	12,061,000	1.4%	15,512,000	1.7%	18,380,000	2.0%
Home equity line of credit	105,891,000	12.1%	105,297,000	11.9%	104,434,000	11.4%
Consumer	16,738,000	1.9%	18,156,000	2.0%	18,051,000	2.0%
Total loans	$868,573,000	100.0%	$887,596,000	100.0%	$918,538,000	100.0%

Loan balances include net deferred loan costs of $1.3 million as of September 30, 2011 and $1.3 million as of December 31, 2010. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $190.9 million at September 30, 2011 and $192.9 million at December 31, 2010, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $310.2 million at September 30, 2011 and $342.9 million at December 31, 2010 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $21.0 million at September 30, 2011, $21.2 million at December 31, 2010 and $21.7 million at September 30, 2010. Loans past due 90 days or greater which are accruing interest totaled $1,291,000 at September 30, 2011, $1,116,000 at December 31, 2010 and $729,000 at September 30, 2010. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans by class of financing receivable as of September 30, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,678,000	$3,437,000	$5,115,000	$252,795,000	$257,910,000	$-
Construction	-	35,000	35,000	30,310,000	30,345,000	-
Other	975,000	802,000	1,777,000	94,268,000	96,045,000	71,000
Municipal	-	-	-	19,853,000	19,853,000	-
Residential
Term	2,228,000	7,945,000	10,173,000	319,557,000	329,730,000	1,213,000
Construction	-	396,000	396,000	11,665,000	12,061,000	-
Home equity line of credit	245,000	1,234,000	1,479,000	104,412,000	105,891,000	-
Consumer	140,000	7,000	147,000	16,591,000	16,738,000	7,000
Total	$5,266,000	$13,856,000	$19,122,000	$849,451,000	$868,573,000	$1,291,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2010, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,055,000	$4,000,000	$6,055,000	$239,485,000	$245,540,000	$-
Construction	120,000	937,000	1,057,000	40,812,000	41,869,000	-
Other	3,070,000	1,370,000	4,440,000	97,022,000	101,462,000	524,000
Municipal	-	-	-	21,833,000	21,833,000	-
Residential
Term	4,535,000	7,696,000	12,231,000	325,696,000	337,927,000	585,000
Construction	104,000	1,724,000	1,828,000	13,684,000	15,512,000	-
Home equity line of credit	1,564,000	474,000	2,038,000	103,259,000	105,297,000	-
Consumer	259,000	7,000	266,000	17,890,000	18,156,000	7,000
Total	$11,707,000	$16,208,000	$27,915,000	$859,681,000	$887,596,000	$1,116,000

For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is “in the process of collection” if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

Information on nonaccrual loans as of September 30, 2011 and 2010 and at December 31, 2010 is presented in the following table:

	September 30, 2011	December 31, 2010	September 30, 2010
Commercial
Real estate	$6,056,000	$5,946,000	$6,946,000
Construction	792,000	937,000	438,000
Other	1,327,000	1,753,000	2,424,000
Municipal	-	-	-
Residential
Term	11,073,000	8,347,000	9,772,000
Construction	396,000	3,567,000	1,738,000
Home Equity Line of Credit	1,234,000	519,000	280,000
Consumer	102,000	106,000	107,000
Total	$20,980,000	$21,175,000	$21,705,000

Information regarding impaired loans is as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Balance of impaired loans	$28,270,000	$25,283,000	$25,375,000
Less portion for which no allowance for loan losses is allocated	(18,437,000)	(15,773,000)	(16,174,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$9,833,000	$9,510,000	$9,201,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,627,000	$1,256,000	$1,073,000

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

A breakdown of impaired loans by category as of and for the three- and nine-month periods ended September 30, 2011, is presented in the following table:

				For the nine months ended September 30, 2011		For the quarter ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,008,000	$5,008,000	$-	$5,268,000	$-	$5,384,000	$-
Construction	792,000	792,000	-	670,000	-	775,000	-
Other	1,295,000	1,295,000	-	1,150,000	-	1,215,000	-
Municipal	-	-	-	-	-	-	-
Residential
Term	10,104,000	10,104,000	-	9,482,000	-	10,650,000	-
Construction	314,000	314,000	-	1,203,000	-	328,000	-
Heloc	886,000	886,000	-	618,000	-	1,018,000	-
Consumer	38,000	38,000	-	40,000	-	38,000	-
	$18,437,000	$18,437,000	$-	$18,431,000	$-	$19,408,000	$-
With an Allowance Recorded
Commercial
Real estate	$2,731,000	$2,731,000	$636,000	$1,858,000	$43,000	$1,532,000	$15,000
Construction	-	-	-	151,000	-	-	-
Other	645,000	645,000	352,000	651,000	16,000	648,000	6,000
Municipal	-	-	-	-	-	-	-
Residential							-
Term	5,963,000	5,963,000	398,000	5,370,000	187,000	5,602,000	63,000
Construction	82,000	82,000	82,000	155,000	-	82,000	-
Heloc	348,000	348,000	95,000	247,000	-	230,000	-
Consumer	64,000	64,000	64,000	67,000	-	64,000	-
	$9,833,000	$9,833,000	$1,627,000	$8,499,000	$246,000	$8,158,000	$84,000
Total
Commercial
Real estate	$7,739,000	$7,739,000	$636,000	$7,126,000	$43,000	$6,917,000	$15,000
Construction	792,000	792,000	-	821,000	-	775,000	-
Other	1,940,000	1,940,000	352,000	1,801,000	16,000	1,863,000	6,000
Municipal	-	-	-	-	-	-	-
Residential							-
Term	16,067,000	16,067,000	398,000	14,852,000	187,000	16,252,000	63,000
Construction	396,000	396,000	82,000	1,359,000	-	410,000	-
Heloc	1,234,000	1,234,000	95,000	865,000	-	1,248,000	-
Consumer	102,000	102,000	64,000	107,000	-	102,000	-
	$28,270,000	$28,270,000	$1,627,000	$26,931,000	$246,000	$27,567,000	$84,000

Virtually all interest income on impaired loans for all categories of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by category as of December 31, 2010, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,531,000	$3,531,000	$-	$3,967,000	$-
Construction	257,000	257,000	-	271,000	-
Other	1,256,000	1,256,000	-	1,484,000	-
Municipal	-	-	-	-	-
Residential
Term	6,804,000	6,804,000	-	7,814,000	-
Construction	3,567,000	3,567,000	-	2,573,000	-
Home Equity Line of Credit	319,000	319,000	-	196,000	-
Consumer	39,000	39,000	-	20,000	-
	$15,773,000	$15,773,000	$-	$16,325,000	$-
With an Allowance Recorded
Commercial
Real estate	$2,415,000	$2,415,000	$192,000	$2,925,000	$13,000
Construction	680,000	680,000	152,000	305,000	-
Other	497,000	497,000	291,000	912,000	-
Municipal	-	-	-	-
Residential					-
Term	5,651,000	5,651,000	432,000	4,869,000	127,000
Construction	-	-	-	281,000	-
Home Equity Line of Credit	200,000	200,000	122,000	87,000	3,000
Consumer	67,000	67,000	67,000	132,000	-
	$9,510,000	$9,510,000	$1,256,000	$9,511,000	$143,000
Total
Commercial
Real estate	$5,946,000	$5,946,000	$192,000	$6,892,000	$13,000
Construction	937,000	937,000	152,000	576,000	-
Other	1,753,000	1,753,000	291,000	2,396,000	-
Municipal	-	-	-	-
Residential					-
Term	12,455,000	12,455,000	432,000	12,683,000	127,000
Construction	3,567,000	3,567,000	-	2,854,000	-
Home Equity Line of Credit	519,000	519,000	122,000	283,000	3,000
Consumer	106,000	106,000	67,000	152,000	-
	$25,283,000	$25,283,000	$1,256,000	$25,836,000	$143,000

Note 4. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of September 30, 2011, and December 31, 2010, by loan segment and allowance element, is presented in the following tables:

As of September 30, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$636,000	$2,547,000	$4,273,000	$-	$7,456,000
Construction	-	300,000	504,000	-	804,000
Other	352,000	952,000	1,597,000	-	2,901,000
Municipal	-	-	19,000	-	19,000
Residential
Term	398,000	553,000	493,000	-	1,444,000
Construction	82,000	20,000	18,000	-	120,000
Home Equity Line of Credit	95,000	130,000	349,000	-	574,000
Consumer	64,000	313,000	238,000	-	615,000
Unallocated	-	-	-	1,386,000	1,386,000
	$1,627,000	$4,815,000	$7,491,000	$1,386,000	$15,319,000

As of December 31, 2010	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home Equity Line of Credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 35.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 99.0% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. The methodology employs Management’s judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of a borrower’s current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of underlying collateral. The risk rating system has eight levels, defined as follows:

1      Strong
Credits rated “1” are characterized by borrowers fully responsible for the credit with excellent capacity to pay principal and interest. Loans rated “1” may be secured with acceptable forms of liquid collateral.
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
6      Other Assets Especially Mentioned (OAEM)
Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. OAEM have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.
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
8      Doubtful
Loans classified “Doubtful” have the same weaknesses as those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of September 30, 2011:

	Commercial Construction	Commercial Real Estate	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$-	$28,000	$351,000	$2,214,000	$2,593,000
2 Above Average	10,000	20,546,000	3,444,000	10,930,000	34,930,000
3 Satisfactory	1,665,000	36,693,000	14,408,000	3,896,000	56,662,000
4 Average	14,564,000	113,350,000	35,808,000	2,813,000	166,535,000
5 Watch	5,222,000	40,518,000	15,235,000	-	60,975,000
6 OAEM	4,007,000	14,964,000	4,522,000	-	23,493,000
7 Substandard	4,877,000	31,811,000	22,271,000	-	58,959,000
8 Doubtful	-	-	6,000	-	6,000
Total	$30,345,000	$257,910,000	$96,045,000	$19,853,000	$404,153,000

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other, and municipal loans as of December 31, 2010:

	Commercial Construction	Commercial Real Estate	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$-	$48,000	$395,000	$2,481,000	$2,924,000
2 Above Average	10,000	20,365,000	4,483,000	11,453,000	36,311,000
3 Satisfactory	4,694,000	42,600,000	16,052,000	4,900,000	68,246,000
4 Average	22,177,000	107,167,000	41,972,000	2,999,000	174,315,000
5 Watch	6,347,000	27,898,000	12,203,000	-	46,448,000
6 OAEM	3,715,000	19,496,000	6,463,000	-	29,674,000
7 Substandard	4,926,000	27,966,000	19,894,000	-	52,786,000
8 Doubtful	-	-	-	-	-
Total	$41,869,000	$245,540,000	$101,462,000	$21,833,000	$410,704,000

Commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectable. This determination is based on circumstances specific to a borrower including repayment ability, analysis of collateral and other factors as applicable.
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
There were no changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2011. Allowance for loan losses transactions for the three- and nine-month periods ended September 30, 2011 and for the year ended December 31, 2010 were as follows:

For the nine months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
September 30, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	835,000	-	942,000	13,000	1,013,000	505,000	240,000	298,000	-	3,846,000
Recoveries	8,000	-	33,000	14,000	5,000	-	1,000	188,000	-	249,000
Provision	3,023,000	(208,000)	1,433,000	(1,000)	1,044,000	581,000	143,000	79,000	(494,000)	5,600,000
Ending balance	$7,456,000	$804,000	$2,901,000	$19,000	$1,444,000	$120,000	$574,000	$615,000	$1,386,000	$15,319,000
Ending balance specifically evaluated for impairment	$636,000	$-	$352,000	$-	$398,000	$82,000	$95,000	$64,000	$-	$1,627,000
Ending balance collectively evaluated for impairment	$6,820,000	$804,000	$2,549,000	$19,000	$1,046,000	$38,000	$479,000	$551,000	$1,386,000	$13,692,000
Related loan balances:
Ending balance	$257,910,000	$30,345,000	$96,045,000	$19,853,000	$329,730,000	$12,061,000	$105,891,000	$16,738,000	$-	$868,573,000
Ending balance specifically evaluated for impairment	$7,739,000	$792,000	$1,940,000	$-	$16,067,000	$396,000	$1,234,000	$102,000	$-	$28,270,000
Ending balance collectively evaluated for impairment	$250,171,000	$29,553,000	$94,105,000	$19,853,000	$313,663,000	$11,665,000	$104,657,000	$16,636,000	$-	$840,303,000

For the quarter ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
September 30, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
Charge offs	-	-	623,000	-	316,000	-	195,000	142,000	-	1,276,000
Recoveries	3,000	-	12,000	2,000	1,000	-	-	43,000	-	61,000
Provision	526,000	102,000	189,000	(2,000)	403,000	85,000	117,000	50,000	30,000	1,500,000
Ending balance	$7,456,000	$804,000	$2,901,000	$19,000	$1,444,000	$120,000	$574,000	$615,000	$1,386,000	$15,319,000
Ending balance specifically evaluated for impairment	$636,000	$-	$352,000	$-	$398,000	$82,000	$95,000	$64,000	$-	$1,627,000
Ending balance collectively evaluated for impairment	$6,820,000	$804,000	$2,549,000	$19,000	$1,046,000	$38,000	$479,000	$551,000	$1,386,000	$13,692,000
Related loan balances:
Ending balance	$257,910,000	$30,345,000	$96,045,000	$19,853,000	$329,730,000	$12,061,000	$105,891,000	$16,738,000	$-	$868,573,000
Ending balance specifically evaluated for impairment	$7,739,000	$792,000	$1,940,000	$-	$16,067,000	$396,000	$1,234,000	$102,000	$-	$28,270,000
Ending balance collectively evaluated for impairment	$250,171,000	$29,553,000	$94,105,000	$19,853,000	$313,663,000	$11,665,000	$104,657,000	$16,636,000	$-	$840,303,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance specifically evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance specifically evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,455,000	$3,567,000	$519,000	$106,000	$-	$25,283,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,472,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,313,000

A troubled debt restructure (“TDR”) constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.

As of September 30, 2011 the Company had 45 loans with a value of $10.5 million that have been restructured. This compares to 32 loans with a value of $5.1 million classified as TDRs as of September 30, 2010. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell. The following table shows TDRs by class and the specific reserve as of September 30, 2011:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$1,800,000	$19,000
Construction	-	-	-
Other	4	686,000	61,000
Municipal	-	-	-
Residential
Term	40	7,981,000	248,000
Construction	-	-	-
Home Equity Line of Credit	-	-	-
Consumer	-	-	-
Unallocated	-	-	-
	45	$10,467,000	$328,000

In the third quarter of 2011, 11 loans were placed on TDR status with an outstanding balance of $4.1 million. The commercial loans were classified as TDRs due to payment deferrals. The residential loans were classified as TDRs due to payment deferrals and extensions of maturity. The following table shows loans placed on TDR status by type of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	1	$1,800,000	$1,800,000	$19,000
Construction	-	-	-	-
Other	4	686,000	686,000	61,000
Municipal	-	-	-	-
Residential
Term	6	1,660,000	1,660,000	99,000
Construction	-	-	-	-
Home Equity Line of Credit	-	-	-	-
Consumer	-	-	-	-
Unallocated	-	-	-	-
	11	$4,146,000	$4,146,000	$179,000

In the first nine months of 2011, 15 loans were placed on TDR status with an outstanding balance of $5.5 million. The commercial loans were classified as TDRs due to payment deferrals. The residential loans were classified as TDRs due to payment deferrals and extensions of maturity. The following table shows loans placed on TDR status by type of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	1	$1,800,000	$1,800,000	$19,000
Construction	-	-	-	-
Other	4	686,000	686,000	61,000
Municipal	-	-	-	-
Residential
Term	10	2,969,000	2,969,000	132,000
Construction	-	-	-	-
Home Equity Line of Credit	-	-	-	-
Consumer	-	-	-	-
Unallocated	-	-	-	-
	15	$5,455,000	$5,455,000	$212,000

During the nine months ended September 30, 2011, 13 of the loans classified as TDRs with a total balance of $1.9 million were more than 30 days past due. Of these loans, four loans with an outstanding balance of $524,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by type of loan and the associated specific reserves included in the allowance for loan losses as of September 30, 2011:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	-	$-	$-
Construction	-	-	-
Other	2	73,000	48,000
Municipal	-	-	-
Residential
Term	2	451,000	7,000
Construction	-	-	-
Home Equity Line of Credit	-	-	-
Consumer	-	-	-
Unallocated	-	-	-
	4	$524,000	$55,000

As of September 30, 2011, Management is aware of five loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $749,000. As of September 30, 2011, there were 18 loans with an outstanding balance of $3.2 million that were classified as TDRs and were on non-accrual status.

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
As of September 30, 2011, 7,500 shares of restricted stock had been granted under the 2010 Plan. All of the shares granted will vest five years from the date of grant, and the related compensation cost of $111,000 will be recognized on a straight-line basis over five years. In the first nine months of 2011, $17,000 of expense was recognized for these restricted shares, leaving $94,000 in unrecognized expense as of September 30, 2011.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As of December 31, 2010, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of September 30, 2011 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	55,500	$15.89
Granted in 2011	-	-
Exercised in 2011	-	-
Forfeited in 2011	-	-
Outstanding at September 30, 2011	55,500	$15.89	2.8	$75
Exercisable at September 30, 2011	55,500	$15.89	2.8	$75

Note 6 – Preferred and Common Stock

Preferred Stock
On August 24, 2011, the Company repurchased $12.5 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share. This stock was issued to the United States Treasury on January 9, 2009 under its Capital Purchase Program (the “CPP Shares”). The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company’s primary regulator, as well as the Bank’s primary regulator, the Office of the Comptroller of the Currency, based on continued strong capital ratios after the repayment. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of the CPP shares remains outstanding.
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
The Company may redeem the remaining CPP Shares at any time using any funds available, subject to the prior approval of the Federal Reserve Bank of Boston. The CPP Shares are “perpetual” preferred stock, which means that neither Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.
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
The Warrants issued in conjunction with the sale of the CPP Shares have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The warrant was unchanged as a result of the CPP Shares repurchase transaction and remains outstanding.

Common Stock
As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2011, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2011
Net income as reported	$9,341,000
Less dividends and amortization of premium on preferred stock	1,027,000
Basic EPS: Income available to common shareholders	8,314,000	9,785,063	$0.85
Effect of dilutive securities: incentive stock options and restricted stock		10,888
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,314,000	9,795,951	$0.85
For the nine months ended September 30, 2010
Net income as reported	$9,039,000
Less dividends and amortization of premium on preferred stock	1,011,000
Basic EPS: Income available to common shareholders	8,028,000	9,757,074	$0.82
Effect of dilutive securities: incentive stock options		4,707
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,028,000	9,761,781	$0.82

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended September 30, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2011
Net income as reported	$3,006,000
Less dividends and amortization of premium on preferred stock	353,000
Basic EPS: Income available to common shareholders	2,653,000	9,791,550	$0.27
Effect of dilutive securities: incentive stock options and restricted stock		11,843
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,653,000	9,803,393	$0.27
For the quarter ended September 30, 2010
Net income as reported	$3,195,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,858,000	9,764,184	$0.29
Effect of dilutive securities: incentive stock options		4,062
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,858,000	9,768,246	$0.29

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

The following table presents the number of options and warrants outstanding as of September 30, 2011 and 2010 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of September 30, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total	281,404	13,500	267,904
As of September 30, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total	281,404	13,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed nine months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2010. The amount for 2011 has not been established. The expense related to the 401(k) plan was $302,000 and $269,000 for the nine months ended September 30, 2011 and 2010, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $232,000 and $174,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the associated accrued liability included in other liabilities in the balance sheet was $1,787,000 compared to $1,596,000 and $1,555,000 at December 31, 2010 and September 30, 2010, respectively.

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

	At and for the nine months ended September 30,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,796,000	$1,962,000
Service cost	12,000	16,000
Interest cost	87,000	101,000
Benefits paid	(117,000)	(111,000)
Benefit obligation at end of period	1,778,000	1,968,000
Funded status
Benefit obligation at end of period	(1,778,000)	(1,968,000)
Accrued benefit cost at end of period	$(1,778,000)	$(1,968,000)

The following table sets forth the net periodic pension cost:

	For nine months ended September 30,		For quarters ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$12,000	$16,000	$4,000	$5,000
Interest cost	87,000	101,000	29,000	34,000
Amortization of unrecognized transition obligation	21,000	21,000	7,000	7,000
Amortization of prior service credit	-	(1,000)	-	-
Amortization of accumulated losses	15,000	18,000	5,000	6,000
Net periodic benefit cost	$135,000	$155,000	$45,000	$52,000

    Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Unamortized net actuarial loss	$(49,000)	$(49,000)	$(233,000)
Unrecognized transition obligation	(42,000)	(63,000)	(70,000)
	(91,000)	(112,000)	(303,000)
Deferred tax benefit at 35%	32,000	39,000	106,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(59,000)	$(73,000)	$(197,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2011 are $37,000 and the expected benefit payments for all of 2011 are $154,000. There is no expected contribution for 2011. Plan expense for 2011 is estimated to be $165,000. A 1% change in trend assumptions would create an approximate change in the same direction of approximately $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2010, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2011, the prepayment assumption using the PSA model was 259, which translates into an anticipated prepayment rate of 15.54%. The discount rate is the quarterly average ten-year U.S. Treasuries plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2011 and 2010, servicing rights capitalized totaled $343,000 and $385,000, respectively. Servicing rights capitalized for the three month periods ended September 30, 2011 and 2010, were $80,000 and $149,000 respectively. Servicing rights amortized for the nine month periods ended September 30, 2011 and 2010, were $399,000 and $313,000, respectively. Servicing rights amortized for the three month periods ended September 30, 2011 and 2010, were $124,000 and $115,000, respectively. The fair value of servicing rights was $1,541,000, $1,684,000 and $1,166,000 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. At September 30, 2011 and 2010, the Bank serviced loans for others totaling $255.4 million and $242.3 million, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2011	December 31, 2010	September 30, 2010
Mortgage servicing rights	$6,067,000	$5,732,000	$5,467,000
Accumulated amortization	(4,661,000)	(4,265,000)	(4,128,000)
Impairment reserve	(211,000)	(23,000)	(216,000)
	$1,195,000	$1,444,000	$1,123,000

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

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposits at September 30, 2011 and 2010, and at December 31, 2010:

	September 30, 2011	December 31, 2010	September 30, 2010
Certificates of deposit < $100,000	$231,351,000	$231,945,000	$243,977,000
Certificates $100,000 to $250,000	336,147,000	338,452,000	326,515,000
Certificates $250,000 and over	26,587,000	37,792,000	39,816,000
	$594,085,000	$608,189,000	$610,308,000

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,494,000	$-	$16,494,000
Mortgage-backed securities	-	235,038,000	-	235,038,000
State and political subdivisions	-	74,039,000	-	74,039,000
Corporate securities	-	779,000	-	779,000
Other equity securities	-	432,000	-	432,000
Total assets	$-	$326,782,000	$-	$326,782,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,045,000	$-	$16,045,000
Mortgage-backed securities	-	234,414,000	-	234,414,000
State and political subdivisions	-	41,524,000	-	41,524,000
Corporate securities	-	866,000	-	866,000
Other equity securities	-	380,000	-	380,000
Total assets	$-	$293,229,000	$-	$293,229,000

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
The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $602,000 at
September 30, 2011 and $132,000 at December 31, 2010. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $1.6 million at
September 30, 2011 and $1.3 million at December 31, 2010.

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,541,000	$-	$1,541,000
Loans held for sale	-	230,000	-	230,000
Other real estate owned	-	6,310,000	-	6,310,000
Impaired loans	-	8,206,000	-	8,206,000
Total assets	$-	$16,287,000	$-	$16,287,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,684,000	$-	$1,684,000
Loans held for sale	-	2,806,000	-	2,806,000
Other real estate owned	-	4,929,000	-	4,929,000
Impaired loans	-	8,254,000	-	8,254,000
Total assets	$-	$17,673,000	$-	$17,673,000

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
The estimated fair values for financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$16,563,000	$16,563,000	$13,838,000	$13,838,000
Time deposits in other banks	100,000	100,000	100,000	100,000
Securities available for sale	326,782,000	326,782,000	293,229,000	293,229,000
Securities to be held to maturity	129,699,000	137,227,000	107,380,000	110,366,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	230,000	230,000	2,806,000	2,806,000
Loans (net of allowance for loan losses)	853,254,000	869,209,000	874,280,000	878,856,000
Accrued interest receivable	5,018,000	5,018,000	5,263,000	5,263,000
Financial liabilities
Deposits	$1,004,894,000	$981,577,000	$974,518,000	$924,903,000
Borrowed funds	255,616,000	265,118,000	257,330,000	262,984,000
Accrued interest payable	702,000	702,000	926,000	926,000

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

Note 15 – Impact of Recently Issued Accounting Standards

In January 2010, FASB issued guidance (incorporated in the FASB ASC via Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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
In August 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2011	2010	2011	2010
Net interest income as presented	$30,953	$30,231	$10,228	$10,253
Effect of tax-exempt income	1,978	1,704	706	577
Net interest income, tax equivalent	$32,931	$31,935	$10,934	$10,830

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2011	2010	2011	2010
Non-interest expense, as presented	$19,669	$18,405	$6,934	$6,228
Net interest income, as presented	30,953	30,231	10,228	10,253
Effect of tax-exempt income	1,978	1,704	706	577
Non-interest income, as presented	6,591	6,524	2,080	2,067
Effect of non-interest tax-exempt income	140	141	47	47
Net securities gains	237	2	8	-
Adjusted net interest income plus non-interest income	$39,899	$38,602	$13,069	$12,944
Non-GAAP efficiency ratio	49.30%	47.68%	53.06%	48.11%
GAAP efficiency ratio	52.39%	50.07%	56.34%	50.55%

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2011	2010	2011	2010
Average shareholders’ equity as presented	$152,513	$151,132	$149,916	$152,951
Less average preferred stock	(22,990)	(24,606)	(19,591)	(24,656)
Less average intangible assets	(27,684)	(27,684)	(27,684)	(27,684)
Average tangible common shareholders’ equity	$101,839	$98,842	$102,641	$100,611

Executive Summary

Net income for the first nine months of 2011 was $9.3 million, up $302,000 or 3.3% from the same period in 2010. Earnings per common share on a fully diluted basis were $0.85 for the nine-months ended September 30, 2011, up $0.03 or 3.7% from the $0.82 posted for the same period in 2010. For the quarter ended September 30, 2011, net income was $3.0 million, down $189,000 or 5.9% from the same period in 2010. Earnings per common share on a fully diluted basis were $0.27 for the quarter ended September 30, 2011, down $0.02 or 6.9% from the same period in 2010. The Company saw a $188,000 or 5.9% decrease in earnings from the quarter ended June 30, 2011, and earnings per common share on a fully diluted basis were down $0.02 or 6.9%.
Net interest income on a tax-equivalent basis was up $996,000 or 3.1% in the first nine months of 2011 compared to the same period in 2010. This increase was attributable to increased levels of earning assets and more than offset our net interest margin slipping from 3.39% for the first nine months of 2010 to 3.29% for the first nine months of 2011.
While we continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s, the Company feels that the deteriorating trend in credit quality experienced during the past three years has been relatively stable over several quarters. Non-performing loans stood at 2.42% of total loans as of September 30, 2011 compared to 2.36% as of September 30, 2010 and 2.39% as of December 31, 2010. This compares favorably to nonperforming loans at 3.04% for our peer group as of June 30, 2011, the latest data available from the Uniform Bank Performance Report (“UBPR peer group”). Net chargeoffs were $3.6 million or 0.54% of average loans on an annualized basis for the first nine months of 2011, down from net chargeoffs of $5.7 million or 0.82% of average loans on an annualized basis for the first nine months of 2010.
The slump in the housing market is continuing and the national unemployment rate is at 9.1% as of September 30, 2011. Fortunately, the unemployment rate in Maine, at 7.6%, is somewhat better than the national average. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime. In Maine, many people who are self-employed are also experiencing a decline in business revenues impacting their individual incomes as well. We provisioned $5.6 million for loan losses in the first nine months of 2011, down $700,000 from the $6.3 million provision made in the first nine months of 2010. As a result, the allowance for loan losses has increased $2.0 million or 15.0% year-to-date and now stands at 1.76% of outstanding loans as of September 30, 2011 compared to 1.50% at December 31, 2010 and 1.55% at September 30, 2010.
Total assets have increased $33.2 million or 2.4% year-to-date. The loan portfolio was down $19.0 million in the first nine months of 2011 and down $50.0 million from a year ago. The investment portfolio has increased $55.9 million or 13.4% year-to-date and $103.1 million or 27.9% over the past year. On the liability side of the balance sheet, low-cost deposits have increased $25.6 million or 8.3% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit decreased $9.7 million and wholesale CDs decreased $6.5 million.
Remaining well capitalized remains a top priority for The First Bancorp. Since December 31, 2008, the Company’s total risk-based capital has increased from 11.13% to 15.24%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program (the “CPP”) was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. During the quarter ended September 30, 2011, the Company repaid $12.5 million preferred stock issued by the U.S. Treasury under the CPP. After the repurchase, $12.5 million of CPP preferred stock remains outstanding.

The Company’s operating ratios remain good, with a return on average tangible common equity of 10.92% for the nine months ended September 30, 2011 compared to 12.23% for the same period in 2010. Based upon June 30, 2011 data, our return on average equity was in the top third of all banks in the UBPR peer group, which had an average return on equity of 6.97%. Our efficiency ratio continues to be an important component in our overall performance; and, was up slightly to 49.30% for the first nine months of 2011 compared to 47.68% for the same period in 2010. As of June 30, 2011, the average efficiency ratio for our UBPR peer group was 66.28%, which put us in the top 10% of all banks in the UBPR peer group.

Net Interest Income

Total interest income of $42.1 million for the nine months ended September 30, 2011, was a decrease of $0.8 million or 1.8% compared to total interest income of $42.9 for the same period of 2010. Total interest expense of $11.2 million for the first nine months of 2011 is a $1.5 million or 11.8% decrease from total interest expense of $12.7 million for the first nine months of 2010. As a result, net interest income increased 2.4% or $0.7 million to $30.9 million for the nine months ended September 30, 2011, from the $30.2 million reported for the same period in 2010. The Company’s net interest margin on a tax-equivalent basis decreased from 3.39% in the first nine months of 2010 to 3.29% for the nine months ended September 30, 2011. This decrease was due to lower interest income as loans and investments continue to reprice downward at a quicker pace than our ability to reduce our funding costs: asset income was down 0.33% year-over-year while our funding cost was down only 0.26%. Tax-exempt interest income amounted to $3.7 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.
Total interest income of $13.9 million for the quarter ended September 30, 2011 is a 4.6% decrease from total interest income of $14.6 million in the comparable period of 2010. Total interest expense of $3.7 million for the quarter ended September 30, 2011 is a 15.0% decrease from total interest expense of $4.3 million for the comparable period of 2010. As a result, net interest income decreased 0.2% or $25,000 to $10.2 million for the quarter ended September 30, 2011 compared to the same period of 2010. The Company’s net interest margin on a tax-equivalent basis decreased from 3.36% for the quarter ended September 30, 2010 to 3.24% for the quarter ended September 30, 2011. Tax-exempt interest income amounted to $1.3 million and $1.1 million for the quarters ended September 30, 2011 and 2010, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2011 and 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

	For the nine months ended
	September 30, 2011		September 30, 2010
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$-	0.00%	$5	6.08%
Investments	13,750	4.09%	10,913	4.54%
Loans held for sale	35	5.58%	125	4.72%
Loans	30,339	4.56%	33,579	4.81%
Total interest-earning assets	44,124	4.41%	44,622	4.74%
Interest-bearing liabilities
Deposits	7,478	1.05%	7,699	1.16%
Other borrowings	3,715	2.09%	4,988	2.90%
Total interest-bearing liabilities	11,193	1.26%	12,687	1.52%
Net interest income	$32,931		$31,935
Interest rate spread		3.15%		3.22%
Net interest margin		3.29%		3.39%

	For the quarters ended
	September 30, 2011		September 30, 2010
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$-	0.00%	$3	3.65%
Investments	4,550	3.95%	3,889	4.47%
Loans held for sale	5	4.79%	44	4.58%
Loans	10,049	4.53%	11,211	4.79%
Total interest-earning assets	14,604	4.33%	15,147	4.70%
Interest-bearing liabilities
Deposits	2,397	1.02%	2,648	1.17%
Other borrowings	1,273	2.04%	1,669	2.88%
Total interest-bearing liabilities	3,670	1.23%	4,317	1.52%
Net interest income	$10,934		$10,830
Interest rate spread		3.10%		3.18%
Net interest margin		3.24%		3.36%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2011 compared to 2010. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2011 and 2010.

For the nine months ended September 30, 2011 compared to 2010
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$-	$(5)	$-	$(5)
Investment securities	4,351	(1,082)	(432)	2,837
Loans held for sale	(122)	(12)	9	(125)
Loans	(1,612)	(1,673)	80	(3,205)
Total interest income	2,617	(2,772)	(343)	(498)
Interest expense
Deposits	545	(715)	(51)	(221)
Other borrowings	178	(1,401)	(50)	(1,273)
Total interest expense	723	(2,116)	(101)	(1,494)
Change in net interest income	$1,894	$(656)	$(242)	$996

For the quarters ended September 30, 2011 compared to 2010
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$(2)	$(3)	$2	$(3)
Investment securities	1,266	(457)	(148)	661
Loans held for sale	(39)	2	(2)	(39)
Loans	(590)	(604)	32	(1,162)
Total interest income	635	(1,062)	(116)	(543)
Interest expense
Deposits	112	(348)	(15)	(251)
Other borrowings	130	(488)	(38)	(396)
Total interest expense	242	(836)	(53)	(647)
Change in net interest income	$393	$(226)	$(63)	$104
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the nine-month periods and quarters ended September 30, 2011 and 2010.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Assets
Cash and cash equivalents	$18,815	$15,736	$25,656	$18,256
Time deposits in other banks	100	110	100	326
Securities available for sale	320,630	153,762	319,397	203,694
Securities to be held to maturity	113,218	152,014	122,449	125,832
Federal Reserve Bank stock, at cost	1,412	1,412	1,412	1,412
Federal Home Loan Bank, at cost	14,031	14,031	14,031	14,031
Loans held for sale (fair value approximates cost)	838	3,539	414	3,810
Loans	888,971	933,854	879,496	928,357
Allowance for loan losses	(14,504)	(14,453)	(15,142)	(14,392)
Net loans	874,467	919,401	864,354	913,965
Accrued interest receivable	5,406	5,596	5,239	5,442
Premises and equipment	18,584	18,395	18,306	18,659
Other real estate owned	5,768	5,425	6,491	5,003
Goodwill	27,684	27,684	27,684	27,684
Other assets	28,103	29,306	27,810	29,356
Total Assets	$1,429,056	$1,346,411	$1,433,343	$1,367,470

Liabilities & Shareholders’ Equity
Demand deposits	$74,814	$65,560	$86,323	$74,625
NOW deposits	122,132	116,457	124,496	119,547
Money market deposits	73,001	80,879	74,113	72,472
Savings deposits	107,885	95,806	112,632	100,000
Certificates of deposit	649,312	596,270	625,194	606,541
Total deposits	1,027,144	954,972	1,022,758	973,185
Borrowed funds – short term	135,451	10,163	127,348	40,148
Borrowed funds – long term	102,376	219,484	120,164	189,442
Dividends payable	987	987	1,000	988
Other liabilities	10,585	9,674	12,157	10,756
Total Liabilities	1,276,543	1,195,280	1,283,427	1,214,519
Shareholders’ Equity:
Preferred stock	22,990	24,606	19,591	24,656
Common stock	98	97	98	98
Additional paid-in capital	45,611	45,187	45,687	45,360
Retained earnings	82,553	80,873	80,113	81,505
Net unrealized gain on securities available-for-sale	1,326	573	4,487	1,531
Net unrealized loss on postretirement benefit costs	(65)	(205)	(60)	(199)
Total Shareholders’ Equity	152,513	151,131	149,916	152,951
Total Liabilities & Shareholders’ Equity	$1,429,056	$1,346,411	$1,433,343	$1,367,470

Non-Interest Income

Non-interest income of $6.6 million for the nine months ended September 30, 2011, is an increase of $67,000 compared to the same period in 2010. This increase was attributable to a $237,000 gain on investments as a result of portfolio realignment to reduce interest rate risk as well as the conversion of a General Motors bond classified as other-than-temporarily-impaired that converted to equity securities. This increase was offset by declines in mortgage origination income and service charges on deposit accounts. Non-interest income was $2.1 million for the quarter ended September 30, 2011, virtually the same as reported for the quarter ended September 30, 2010.

Non-Interest Expense

Non-interest expense of $19.7 million for the nine months ended September 30, 2011 is an increase of 6.9% or $1.3 million compared to non-interest expense of $18.4 million for the same period in 2010. This increase was attributable to salaries and employee benefits as well as other real estate owned and foreclosure costs. Non-interest expense of $6.9 million for the quarter ended September 30, 2011 is an increase of 11.3% compared to non-interest expense of $6.2 million for the same period in 2010. This increase was attributable to the reasons stated above. The Company’s efficiency ratio was up slightly to 49.30% for the first nine months of 2011 compared to 47.68% for the same period in 2010.

Income Taxes

Income taxes on operating earnings were $2.9 million for the nine months ended September 30, 2011, down $77,000 from the same period in 2010, and $868,000 for the quarter ended September 30, 2011, down $229,000 from the same period in 2010. This is in line with the decrease in the Company’s level of income before taxes and a higher level of tax-exempt income.
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

Investments

The Company’s investment portfolio increased by $55.9 million or 13.4% between December 31, 2010, and September 30, 2011. The growth in the portfolio in the nine months of 2011 was primarily in GNMA mortgage-backed securities, which are fully backed by the U.S. Government and carry no credit risk. As of September 30, 2011, mortgage-backed securities had a carrying value of $288.2 million and a fair value of $300.3 million. Of this total, securities with a fair value of $267.8 million or 90.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $27.3 million or 9.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA. The Company had one private label mortgage-backed security at September 30, 2011 with a fair value of $37,000.
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

The following table sets forth the Company’s investment securities at their carrying amounts as of September 30, 2011 and 2010 and December 31, 2010.

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Securities available for sale
U.S. Treasury and agency	$16,494	$16,045	$20,314
Mortgage-backed securities	235,038	234,414	174,797
State and political subdivisions	74,039	41,524	35,732
Corporate securities	779	866	847
Other equity securities	432	380	385
	$326,782	$293,229	$232,075
Securities to be held to maturity
U.S. Treasury and agency	$20,998	$2,190	$8,091
Mortgage-backed securities	61,048	55,710	62,328
State and political subdivisions	47,353	49,330	50,772
Corporate securities	300	150	150
	$129,699	$107,380	$121,341
Non-marketable securities:
Federal Home Loan Bank Stock	$14,031	$14,031	$14,031
Federal Reserve Bank Stock	1,412	1,412	1,412
	$15,443	$15,443	$15,443
Total securities	$471,924	$416,052	$368,859

The following table sets forth yields and expected maturities of the Company’s investment securities as of September 30, 2011. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	5,000	3.00%
Due after 10 years	16,494	5.34%	15,998	3.62%
Total	16,494	5.34%	20,998	3.48%
Mortgage-Backed Securities
Due in 1 year or less	4,253	1.52%	37	4.01%
Due in 1 to 5 years	8,650	3.22%	8,152	3.02%
Due in 5 to 10 years	35,594	3.46%	2,497	5.01%
Due after 10 years	186,541	3.30%	50,362	4.57%
Total	235,038	3.29%	61,048	4.38%
State & Political Subdivisions
Due in 1 year or less	197	6.85%	115	7.54%
Due in 1 to 5 years	3,098	7.00%	6,396	6.39%
Due in 5 to 10 years	1,104	6.17%	14,661	6.40%
Due after 10 years	69,640	6.43%	26,181	6.27%
Total	74,039	6.45%	47,353	6.33%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	779	1.36%	-	0.00%
Total	779	1.36%	300	1.25%
Equity Securities	432	5.16%	-	0.00%
	$326,782	4.11%	$129,699	4.94%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2011 amounted to $1.1 million, or 0.2% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount was $5.9 million, or 1.4% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income.
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
As of September 30, 2011, the Company had temporarily impaired securities with a fair value of $22.9 million and unrealized losses of $1.1 million, as identified in the table below. This was down considerably from December 31, 2010 as a result of a drop in interest rates and corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $9.4 million as of September 30, 2011, compared with $7.6 million at December 31, 2010. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2011.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	11,669	(46)	6,984	(288)	18,653	(334)
State and political subdivisions	1,748	(21)	1,569	(251)	3,317	(272)
Corporate securities	-	-	779	(324)	779	(324)
Other equity securities	151	(119)	36	(16)	187	(135)
	$13,568	$(186)	$9,368	$(879)	$22,936	$(1,065)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. There were no unrealized losses on these securities at September 30, 2011 and December 31, 2010. All of these securities were credit rated “AAA” or “AA+” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2011, the total unrealized losses on these securities amounted to $334,000, compared with $2.9 million at December 31, 2010. All of these securities were credit rated “AAA” or “AA+” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at September 30, 2011 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of September 30, 2011, the total unrealized losses on municipal securities amounted to $272,000, compared with $2.7 million at December 31, 2010. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At September 30, 2011 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of September 30, 2011, the total unrealized losses on corporate securities amounted to $324,000, compared with $247,000 at December 31, 2010. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2011 all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2011 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at September 30, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2011 and December 31, 2010, the Bank’s investment in FHLB stock totaled $14.0 million.
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
In each of the first, second and third quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30 percent. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $230,000 at September 30, 2011 compared with $2.8 million at December 31, 2010 and $1.0 million at September 30, 2010. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio decreased during the first nine months of 2011, with total loans at $868.6 million at September 30, 2011, down $19.0 million or 2.1% from total loans of $887.6 million at December 31, 2010. Commercial loans decreased $4.6 million or 1.2% between December 31, 2010 and September 30, 2011, municipal loans decreased by $2.0 million or 9.1% and residential term loans decreased $8.2 million or 2.4%.

Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans comprise a very small portion of the portfolio, and at 35% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied commercial real estate loans are at 99% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two categories, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals. The following table summarizes the loan portfolio at September 30, 2011 and 2010 and December 31, 2010.

Dollars in thousands	September 30, 2011		December 31, 2010		September 30, 2010
Commercial
Real estate	$257,910	29.7%	$245,540	27.7%	$251,767	27.4%
Construction	30,345	3.5%	41,869	4.7%	40,304	4.4%
Other	96,045	11.1%	101,462	11.4%	106,993	11.6%
Municipal	19,853	2.3%	21,833	2.5%	25,737	2.8%
Residential
Term	329,730	38.0%	337,927	38.1%	352,872	38.4%
Construction	12,061	1.4%	15,512	1.7%	18,380	2.0%
Home equity line of credit	105,891	12.1%	105,297	11.9%	104,434	11.4%
Consumer	16,738	1.9%	18,156	2.0%	18,051	2.0%
Total loans	$868,573	100.0%	$887,596	100.0%	$918,538	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of September 30, 2011:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$9,822	$16,209	$21,691	$210,188	$257,910
Construction	14,052	697	337	15,259	30,345
Other	12,715	31,363	20,046	31,921	96,045
Municipal	2,285	4,208	6,318	7,042	19,853
Residential
Term	2,815	14,415	23,100	289,400	329,730
Construction	5,138	243	-	6,680	12,061
Home equity line of credit	1,239	1,773	547	102,332	105,891
Consumer	6,950	6,430	1,000	2,358	16,738
Total loans	$55,016	$75,338	$73,039	$665,180	$868,573

The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of September 30, 2011.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$45,902	5.20%	$212,008	24.50%	$257,910	29.70%
Construction	927	0.10%	29,418	3.40%	30,345	3.50%
Other	47,677	5.50%	48,368	5.60%	96,045	11.10%
Municipal	19,733	2.30%	120	0.00%	19,853	2.30%
Residential
Term	118,483	13.60%	211,247	24.40%	329,730	38.00%
Construction	4,015	0.50%	8,046	0.90%	12,061	1.40%
Home equity line of credit	3,743	0.40%	102,148	11.70%	105,891	12.10%
Consumer	13,403	1.50%	3,335	0.40%	16,738	1.90%
Total loans	$253,883	29.10%	$614,690	70.90%	$868,573	100.00%

Loan Concentrations

As of September 30, 2011, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either commercial or residential and consumer and monitor credit risk separately as discussed below. We evaluate the appropriateness of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.
The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience; (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance.
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the appropriateness of the allowance for loan losses.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2011, impaired loans with specific reserves totaled $9.8 and the amount of such reserves was $1.6 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2010 and the amount of such reserves was $1.3 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2011 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan type as of September 30, 2011 and 2010 and December 31, 2010. The percentages are the portion of each loan type to total loans.

In thousands of dollars	September 30, 2011		December 31, 2010		September 30, 2010
Commercial
Real estate	$7,456	29.7%	$5,260	27.7%	$4,992	27.4%
Construction	804	3.5%	1,012	4.7%	780	4.4%
Other	2,901	11.1%	2,377	11.4%	2,330	11.6%
Municipal	19	2.3%	19	2.5%	20	2.8%
Residential
Term	1,444	38.0%	1,408	38.1%	1,221	38.4%
Construction	120	1.4%	44	1.7%	47	2.0%
Home equity line of credit	574	12.1%	670	11.9%	506	11.4%
Consumer	615	1.9%	646	2.0%	638	2.0%
Unallocated	1,386	0.0%	1,880	0.0%	3,711	0.0%
Total	$15,319	100.0%	$13,316	100.0%	$14,245	100.0%

The allowance for loan losses totaled $15.3 million at September 30, 2011, compared to $13.3 million and $14.2 million as of December 31, 2010 and September 30, 2010, respectively. Management’s ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $371,000 in the first nine months of 2011 from $1.3 million at December 31, 2010 to $1.6 million at September 30, 2011. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $548,000 in the first nine months of 2011. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors increased by $1.6 million during 2011 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $494,000 decrease in unallocated reserves in the first nine months of 2011 from $1.9 million on December 31, 2010 to $1.4 million on September 30, 2011.

A breakdown of the allowance for loan losses as of September 30, 2011, by loan segment and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$636	$2,547	$4,273	$-	$7,456
Construction	-	300	504	-	804
Other	352	952	1,597	-	2,901
Municipal	-	-	19	-	19
Residential
Term	398	553	493	-	1,444
Construction	82	20	18	-	120
Home equity line of credit	95	130	349	-	574
Consumer	64	313	238	-	615
Unallocated	-	-	-	1,386	1,386
	$1,627	$4,815	$7,491	$1,386	$15,319

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $5.6 million for the first nine months of 2011 as compared to $6.3 million for the first nine months of 2010. Net chargeoffs were $3.6 million in the first nine months of 2011 compared to net chargeoffs of $5.7 million in the first nine months of 2010. Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2010 to 1.76% as of September 30, 2011, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010:

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Balance at beginning of year	$13,316	$13,637	$13,637
Loans charged off:
Commercial
Real estate	835	4,005	3,351
Construction	-	175	175
Other	942	1,125	1,028
Municipal	13	-	-
Residential
Term	1,013	392	315
Construction	505	2,361	402
Home equity line of credit	240	8	8
Consumer	298	951	637
Total	3,846	9,017	5,916
Recoveries on loans previously charged off
Commercial
Real estate	8	4	3
Construction	-	-	-
Other	33	69	38
Municipal	14	-	-
Residential
Term	5	4	3
Construction	-	-	-
Home equity line of credit	1	-	-
Consumer	188	219	180
Total	249	296	224
Net loans charged off	3,597	8,721	5,692
Provision for loan losses	5,600	8,400	6,300
Balance at end of period	$15,319	$13,316	$14,245
Ratio of net loans charged off to average loans outstanding1	0.54%	0.94%	0.82%
Ratio of allowance for loan losses to total loans outstanding	1.76%	1.50%	1.55%
1 Ratios for September 2011 and 2010 have been annualized on a 365-day basis

Management believes the allowance for loan losses is appropriate as of September 30, 2011. In Management’s opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

Nonperforming Loans

Nonperforming loans are comprised of loans, for which based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is “in the process of collection” if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.42% at September 30, 2011 compared to 2.39% at December 31, 2010 and 2.36% at September 30, 2010. The following table shows the distribution of nonperforming loans as of September 30, 2011 and 2010 and December 31, 2010:

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Commercial
Real estate	$6,056	$5,946	$7,253
Construction	792	937	438
Other	1,398	2,277	2,424
Municipal	-	-	-
Residential
Term	12,286	8,932	10,054
Construction	396	3,567	1,866
Home equity line of credit	1,234	519	280
Consumer	109	113	119
Non-performing loans plus loans 90 or more days past due and still accruing interest	$22,271	$22,291	$22,434
Non-performing loans included in above total	$20,980	$21,175	$21,705

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of September 30, 2011, loans 90 or more days past due and still accruing interest totaled $1.3 million, compared to $1.1 million and $0.7 million at December 31, 2010 and September 30, 2010, respectively.

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
   As of September 30, 2011 we had 45 loans with a value of $10.5 million that have been restructured. This compares to 32 loans with a value of $5.1 million classified as TDRs as of September 30, 2010. As of September 30,

2011, 13 of the loans classified as TDRs with a total balance of $1.9 million were more than 30 days past due. There are five bankruptcy cases in the current TDRs that Management is aware of.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $28.3 million at September 30, 2011, and have increased $3.0 million from December 31, 2010. The number of loans increased by 17 from 175 to 192 during the same period. Impaired commercial loans increased $1.8 million from December 31, 2010 to September 30, 2011. The specific allowance for impaired commercial loans increased from $635,000 at December 31, 2010 to $988,000 as of September 30, 2011, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2010 to September 30, 2011, impaired residential loans increased $441,000, impaired home equity lines of credit increased $715,000, and impaired consumer loans decreased $4,000.
The following table sets forth impaired loans as of September 30, 2011 and 2010 and December 31, 2010:

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Commercial
Real estate	$7,739	$5,946	$6,946
Construction	792	937	438
Other	1,940	1,753	2,424
Municipal	-	-	-
Residential
Term	16,067	12,455	13,442
Construction	396	3,567	1,738
Home equity line of credit	1,234	519	280
Consumer	102	106	107
Total	$28,270	$25,283	$25,375

Past Due Loans

The Bank’s overall loan delinquency ratio was 2.20% at September 30, 2011, versus 3.15% at December 31, 2010 and 2.50% at September 30, 2010. Loans 90 days delinquent and accruing increased from $1.1 million at December 31, 2010 to $1.3 million as of September 30, 2011. This total is made up of 11 loans, with the largest loan totaling $947,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of September 30, 2011 and 2010 and December 31, 2010:

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Commercial
Real estate	$5,115	$6,055	$6,337
Construction	35	1,057	234
Other	1,777	4,440	2,135
Municipal	-	-	-
Residential
Term	10,173	12,231	11,762
Construction	396	1,828	423
Home equity line of credit	1,479	2,038	1,800
Consumer	147	266	339
Total	$19,122	$27,915	$23,030
Loans 30-89 days past due to total loans	0.61%	1.32%	0.86%
Loans 90+ days past due and accruing to total loans	0.15%	0.13%	0.08%
Loans 90+ days past due on non-accrual to total loans	1.45%	1.70%	1.56%
Total past due loans to total loans	2.20%	3.15%	2.50%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At September 30, 2011, there were 26 potential problem loans with a balance of $1.5 million or 0.2% of total loans. This compares to 32 loans with a balance of $3.9 million or 0.4% of total loans at December 31, 2010.
As of September 30, 2011, there were 66 loans in the process of foreclosure with a total balance of $10.6 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2011, there were 21 properties owned with a net OREO balance of $6.3 million, net of an allowance for losses of $0.6 million, compared to December 31, 2010 when there were 18 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $0.1 million and September 30, 2010 when there were 18 properties owned with a net OREO balance of $5.3 million, net of an allowance for losses of $0.7 million.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2011	December 31, 2010	September 30, 2010
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	59	424	1,420
Other	2,747	1,795	1,056
Municipal	-	-	-
Residential
Term	4,106	2,842	3,532
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$6,912	$5,061	$6,008
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	400
Other	142	66	43
Municipal	-	-	-
Residential
Term	460	66	227
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$602	$132	$670
Net Value
Commercial
Real estate	$-	$-	$-
Construction	59	424	1,020
Other	2,605	1,729	1,013
Municipal	-	-	-
Residential
Term	3,646	2,776	3,305
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$6,310	$4,929	$5,338

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

Liquidity Management

As of September 30, 2011, the Bank had primary sources of liquidity of $327.7 million. It is Management’s opinion this is adequate. The Bank has an additional $232.7 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 71.9% of total average assets in the first nine months of 2011. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first nine months of 2011, total deposits increased by $30.4 million or 3.1% from December 31, 2010 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $38.3 million or 13.0% in the first nine months of 2011, money market deposits increased $6.1 million or 8.6%, and certificates of deposit decreased $14.1 million or 2.3%. Between September 30, 2010 and September 30, 2011, total deposits increased by $18.0 million or 1.8%. Low-cost deposits increased by $25.6 million or 8.3%, money market accounts increased $8.6 million or 12.5%, and certificates of deposit decreased $16.2 million or 2.7%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was the result from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2011, borrowed funds decreased $1.7 million or 0.7% from December 31, 2010. Between September

30, 2010 and September 30, 2011, borrowed funds increased by $32.9 million or 14.8%. This increase was due to the shift in funding mentioned above.

Shareholders’ Equity

Shareholders’ equity as of September 30, 2011 was $150.5 million, compared to $149.8 million as of December 31, 2010 and $152.2 million as of September 30, 2010. The Company’s earnings in the first nine months of 2011, net of dividends paid, added to shareholders’ equity. At the same time, a $12.5 million repurchase of the Company’s preferred stock was mostly offset by a $10.3 million gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”. This gain was the result of lower interest rates resulting in higher security values.
A cash dividend of 19.5 cents per share was declared in the third quarter of 2011, equal to the dividend declared in each of the past twelve quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 68.82% for the first nine months of 2011 compared to 71.34% for the same period in 2010. The lower dividend payout ratio in 2011 was due to higher earnings and the resulting impact on earnings per common share. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2011 is this year’s net income plus $8.1 million.
On November 21, 2008, the Company received approval for a $25 million investment in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury under the Capital Purchase Program (“the CPP Shares”). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company’s books for regulatory purposes and will rank senior to the Company’s common stock and senior or at an equal level in the Company’s capital structure to any other shares of preferred stock the Company may issue in the future. During the first three years these securities remain outstanding, the Company may increase the dividend on shares of its common stock only with the consent of the U.S. Treasury. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2010, the Company repurchased no common stock.
On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company’s primary regulator, as well as the Bank’s primary regulator, the Office of the Comptroller of the Currency. These approvals were based on the Company’s and the Bank’s continued strong capital ratios after the repayment, and almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of CPP Shares remains outstanding. The warrant issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share was unchanged as a result of the repurchase transaction and remains outstanding.
Regulatory leverage capital ratios for the Company were 8.10% and 9.30% at September 30, 2011 and December 31, 2010, respectively. The Company had a tier one risk-based capital ratio of 13.98% and a tier two risk-based capital ratio of 15.24% at September 30, 2011, compared to 14.97% and 16.23%, respectively, at December 31, 2010. The decrease in risk-based capital ratios is the result of the repurchase of the CPP shares. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2011:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$255,616	$135,452	$30,000	$40,000	$50,164
Operating leases	549	64	180	111	194
Certificates of deposit	594,085	366,261	101,059	126,765	-
Total	$850,250	$501,777	$131,239	$166,876	$50,358
Total loan commitments and unused lines of credit	$114,383	$114,383	-	-	-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at September 30, 2011 was +11.99% of total assets compared to +2.14% of total assets at December 31, 2010. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of September 30, 2011, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$28,554	$68,189	$177,156	$170,036
Federal Home Loan Bank and Federal Reserve Bank Stock	14,031	-	-	1,412
Loans held for sale	-	-	-	230
Loans	462,171	165,840	214,893	25,669
Other interest-earning assets	-	10,203	-	-
Non-rate-sensitive assets	9,434	-	-	79,220
Total assets	514,190	244,232	392,049	276,567
Interest-bearing deposits	254,412	189,804	227,810	244,893
Borrowed funds	125,452	10,000	70,000	50,164
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	214,553
Total liabilities and equity	381,764	205,504	330,160	509,610
Period gap	$132,426	$38,728	$61,889	$(233,043)
Percent of total assets	9.28%	2.71%	4.34%	-16.33%
Cumulative gap (current)	132,426	171,154	233,043	-
Percent of total assets	9.28%	11.99%	16.33%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.99% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.03% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 6.18% in a falling-rate scenario, and higher than that earned in a stable rate environment by 0.20% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of September 30, 2011 and December 31, 2010 is presented in the following table:

Changes in Net Interest Income	September 30, 2011	December 31, 2010
Year 1
Projected change if rates decrease by 1.0%	-0.99%	0.60%
Projected change if rates increase by 2.0%	-0.03%	-1.50%
Year 2
Projected change if rates decrease by 1.0%	-6.18%	-2.20%
Projected change if rates increase by 2.0%	+0.20%	-4.70%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2011, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2011, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next six-to-eight quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2011, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2011, the Company repurchased no common stock.

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

Date: November 9, 2011

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 9, 2011