Form 10-K
period 2011-12-31
First Bancorp, Inc /ME/
filed 2012-03-12
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2011

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
Common Stock: $131,301,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2012

Common Stock: 9,826,376 shares

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
As of December 31, 2011, the Company’s securities consisted of one class of common stock, one class of preferred stock, and warrants to purchase common stock. At that date, there were 9,812,180 shares of common stock outstanding. In addition, there were 12,500 shares of cumulative perpetual preferred stock outstanding with a preference value of $1,000 per share, all of which were issued to the U.S. Treasury under its Capital Purchase Program (the “CPP Shares”). Incident to the issuance of the CPP Shares, the Company issued to the U.S. Treasury warrants to purchase up to 225,904 shares of the Company’s common stock at a price per share of $16.60 (the “Warrants”). The CPP Shares and the Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities.
The common stock and preferred stock of the Bank are the principal assets of the Company, which has no other subsidiaries. The Bank’s capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding, and one class of non-cumulative perpetual preferred stock, $1,000 preference value, of which 12,500 shares are authorized and outstanding. All of the Bank’s common stock and preferred stock is owned by the Company.
The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank’s market area is seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is predictable and has not had a materially adverse effect on the Bank.
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

The First Bancorp • 2011 Form 10-k

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was enacted on July 21, 2010. The Act created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller institutions, those with $10 billion or less in assets, are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions. Compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

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

The First Bancorp • 2011 Form 10-k

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

The First Bancorp • 2011 Form 10-k

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
       On August 24, 2011, the Company repurchased $12.5 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share. This stock was issued to the United States Treasury on January 9, 2009 under its Capital Purchase Program (the “CPP Shares”). The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company’s primary regulator, as well as the Bank’s primary regulator, the Office of the Comptroller of the Currency, based on continued strong capital ratios after the repayment. Almost all of the repayment was made from retained earnings accumulated since the CPP Shares were issued in 2009. After the repurchase, $12.5 million of the originally issued CPP shares remains outstanding, as do all of the related warrants described above and below.
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

The First Bancorp • 2011 Form 10-k

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
On December 31, 2011, the Company’s consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.66% and 14.40%, respectively, and its Leverage Capital Ratio was 8.32%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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

The First Bancorp • 2011 Form 10-k

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
Extend to eight years the Amended Restoration Plan to raise the Deposit Insurance Fund reserve ratio to 1.15 percent and require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessments as a prepaid expense and amortize this amount over a three-year period.
In December 2010, the FDIC Board adopted a final rule establishing the long-term Designated Reserve Ratio at 2.00% of insured deposits. In February 2011, the FDIC Board approved a final rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The changes went into effect beginning with the second quarter of 2011 and the new levels of assessment became payable at the end of September of 2011.
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
The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total will be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The FDIC noted that while the rule is overall revenue neutral, it will, in aggregate, increase the share of assessments paid by large institutions, consistent with the express intent of Congress. Based on September 30, 2010, data, the FDIC said that the share of overall dollar assessments paid to FDIC would increase from 70 to 79 percent for banks over $10 billion and from 48 percent to 57 percent for banks over with assets over $100 billion. The FDIC also acknowledged that “many large institutions would experience a significant change in their overall assessment.” The FDIC reported that, under the combined effect of both the assessment base change and the new large bank risk-based formula, 51 banks with assets over $10 billion would pay more and 59 would pay less. The FDIC also noted that only 84 banks with assets under $10 billion would pay higher assessments.
The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. In a change from the earlier proposals, the brokered deposit adjustment does not apply to banks over $10 billion that are well-capitalized and with CAMELS ratings of 1 or 2, consistent with the treatment for smaller banks.

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

The First Bancorp • 2011 Form 10-k

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

Employees
At December 31, 2011, the Company had 210 employees and full-time equivalency of 203 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp • 2011 Form 10-k

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was enacted on July 21, 2010. The Act created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller institutions, those with $10 billion or less in assets (such as the Company), are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions. The Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions (such as the Company) with less than $15 billion in assets, and (5) derivative and proprietary trading by financial institutions.

Financial Stability – addressed the core purpose of the bill by creating a new oversight regulator, the Financial Stability Oversight Council. This council of regulators monitors the financial system for “systemic risk” and will determine which entities pose significant systemic risk. Generally speaking, it makes recommendations to regulators for the implementation of the increased risk standards, also known as prudential regulation, to be applied to bank holding companies with total consolidated assets of $50 billion or more and to designated nonbanks. The Act grandfathers trust preferred securities issued before May 19, 2010 by bank holding companies with less than $15 billion in total assets.

Orderly Liquidation Authority –established a framework for the liquidation by the Federal Deposit Insurance Corporation (“FDIC”) of large institutions that pose systemic risk. The Treasury supplies liquidity for the liquidation that must be paid back in 60 months.

Enhancing Financial Institution Safety and Soundness – merged the Office of Thrift Supervision (“OTS”) into the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator. The regulatory responsibilities for former OTS banks were spread among other regulators: The Federal Reserve now regulates former OTS savings and loan holding companies, the OCC now regulates former OTS federal savings associations, and the FDIC now regulates former OTS state-chartered savings associations. For the Bank, a key provision in this title changes the assessment base for deposit insurance. Before, the base was domestic deposits less tangible equity. The new base is average consolidated total assets minus average tangible equity. The result is that larger financial institutions, which have more non-deposit liabilities, now pay a greater percentage of the aggregate insurance assessment and smaller banks (such as the Bank) will pay less than they would have. Another key provision for the Bank was the permanent increase in FDIC deposit insurance per depositor in the aggregate from $100,000 to $250,000. The Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15 percent to 1.35 percent, but exempts institutions (such as the Bank) with assets of less than $10 billion from the cost of the increase.

Improvements to Regulation of Bank and Savings Association Holding Companies and Depository Institutions –implemented the so-called modified Volcker Rule. The rule limits the ability of certain bank and bank-related entities to engage in proprietary trading or investing in hedge funds and private equity funds to 3 percent of the entity’s Tier 1 capital, among other restrictions. “Proprietary trading” is defined to include the purchase or sale of any security, any derivative, any contract for the sale of a commodity for future delivery, or option on such instrument. The key provisions in this title are a moratorium on deposit insurance applications for three years, ending July 21, 2013, for new credit card banks, industrial loan companies and trust banks owned by commercial companies, the expansion of the definition of affiliate transactions to cover certain kinds of security transactions such as repurchase agreement, derivative transaction and securities borrowing; and the codification of the source of strength doctrine, the long-time

The First Bancorp • 2011 Form 10-k

view of the Federal Reserve that a holding company should serve as a source of financial strength for its subsidiary banks.
Regulation of Over-the-Counter Swaps Markets – imposed exchange trading for derivatives contracts and imposes new capital and margin requirements and various reporting obligations on Over The Counter (“OTC”) swap dealers and major OTC swap participants. For the Bank, the most important provision in this title levels the competitive playing field by prohibiting the Federal Reserve or the FDIC from providing assistance to insured depository institutions involved in the swaps markets, with certain exceptions.

Payment, Clearing, and Settlement Supervision – allowed for a systemic approach to certain financial market payment, payment, clearing and settlement systems. Designation of a large financial institution as “systemically important” will require a two-thirds vote of the Financial Stability Oversight Council.

Investor Protections and Improvements to the Regulation of Securities – has a number of provisions intended to protect investors, including for example: risk retention requirements for certain asset-backed securities; reforms to regulation of credit rating agencies; establishing an Investor Advisory Committee and an Office of Investor Advocate, and requiring the SEC to study whether a fiduciary duty standard of care for broker-dealers providing personalized investment advice to a retail customer should be created. For the Bank, the most important section of this Title established a number of changes to corporate governance procedures for public companies The most important of these are: proxy access requirements for shareholders; disclosures about the failure to separate the roles of the chair of board and chief executive officer; non-binding shareholder voting on executive compensation; the establishment of an independent compensation committee; executive compensation disclosures and clawbacks. In addition, the Federal Reserve has requested comment on proposed regulations regarding incentive-based pay practices that will apply to institutions (such as the Bank) with more than $1 billion in assets.

Bureau of Consumer Financial Protection – the most important Title in the Act for the Bank. It has altered in dramatic fashion the way consumer credit is regulated, moving from the previous framework of the federal regulation of disclosure and the state law regulation of fairness and suitability, to an overall, nationwide federal suitability framework. It establishes the Bureau of Consumer Financial Protection, an independent entity housed within the Federal Reserve in order to provide a source of funding (initially $500 million) and gave the Bureau the authority to prohibit practices that it finds to be “unfair,” “deceptive,” or “abusive” in addition to requiring certain disclosures. The words “unfair” and “deceptive” appear to reference and incorporate similar words in the enabling legislation of the Federal Trade Commission and some state consumer legislation. For the Bank, in addition to creation of the Bureau, this Title also contains a number of other important provisions. It limited interchange fees for debit card transactions (including those involved with certain prepaid card products) to an amount established as reasonable under regulations issued by the Federal Reserve. Cards issued by banks with less than $10 billion in assets are exempt from this requirement although this exemption has been criticized as being ineffective because small banks may be forced by market dynamics to match the rates being offered by their larger competitors. Another key change for the Bank is the Act’s treatment of preemption. Essentially, the Act will undo recent court decisions and OCC guidance that expanded the application of preemption to subsidiaries of national banks. The standard for the preemption of state law is to return to the one enunciated in a well-known court decision, Barnet Bank v. Nelson: “irreconcilable conflict” and “stand as an obstacle to the accomplishment” of the purpose of the federal law. The Act also codified the result in a recent U.S. Supreme Court decision that the visitorial powers provisions of the National Bank Act do not limit the authority of state attorneys general to bring actions against national banks to enforce state consumer protection laws.

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

The First Bancorp • 2011 Form 10-k

yield spread premiums, and prepayment penalties in many cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

There can be no assurance that the Dodd-Frank Act and other Government programs will stabilize the U.S. financial system.

There can also be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability. The failure of the Dodd-Frank Act or other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our voting common stock.

There can be no assurance that the Emergency Economic Stabilization Act (“EESA”), the American Recovery and Reinvestment Act of 2009, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system will help stabilize and stimulate the U.S. financial system.

Among the purposes of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected. There can be no assurance regarding the actual impact that the EESA or the American Recovery and Reinvestment Act of 2009, or other programs and other initiatives undertaken by the U.S. government, will have on the financial markets; the extreme levels of volatility and limited credit availability currently being experienced may persist. The failure of the EESA or other government programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on the Company. In the event turmoil in the financial markets continues, we may experience a material adverse effect from (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our transaction counterparties specifically, (3) limitations resulting from further governmental action to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments between 2007 and 2011 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2012 and perhaps beyond 2012. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world and the United States have failed; others have been forced to seek acquisition partners. Loan portfolio value has deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities. In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The First Bancorp • 2011 Form 10-k

Lack of loan demand may impact net interest income.

During the past two years the loan portfolio has decreased $70.0 million. Loan demand in the Bank’s market area has been limited as a result of continued weak economic conditions. This has had the greatest impact on the commercial loan portfolio. In addition, in order to reduce the Bank’s exposure to interest rate risk, the Bank has sold residential mortgages to the secondary market that have been refinanced by borrowers seeking to take advantage of lower interest rates. Should this trend continue, net interest income may be negatively impacted if loans are replaced by lower-yielding investment securities or if the balance sheet is allowed to shrink.

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

As of December 31, 2011, we had $286.2 million and $122.7 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank’s ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as “well-capitalized” for regulatory purposes.

Our business has been and may Continue to be adversely affected by conditions in the financial markets and economic conditions generally.

Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2012. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.
As a result of these financial and economic crises, many lending institutions, including us, have experienced in recent years declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans (see “Credit & Credit Risk” in ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations). Moreover, competition among depository institutions for core deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Banks and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to years prior to the economic downturn. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
Overall, during the past four years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

The First Bancorp • 2011 Form 10-k

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

We are subject to credit risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Allowance for loan losses may be insufficient.

The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. During 2011, the Bank experienced incremental increases in both non-performing loans and net loan charge-offs, as compared to prior periods. No assurance can be given that the relevant economic and market conditions will improve or will not further deteriorate. Hence, the persistence or worsening of such conditions could result in an increase in delinquencies, could cause a decrease in our interest income, or could continue to have an adverse impact on our loan loss experience, which, in turn, may necessitate increases to our allowance for loan losses. If net charge-offs exceed the Bank’s allowance, its earnings would decrease. In addition, regulatory agencies review the Bank’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased.

We may be required to charge off additional loans in the future and make further increases in our Provision for Loan Losses which could adversely affect our results of operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional

The First Bancorp • 2011 Form 10-k

problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in both the national and coastal Maine economies. If the real estate valuation trends of the past several years continue, we could continue to experience delinquencies and credit losses, particularly with respect to commercial real estate loans.
If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or economy in general, or could be available only under terms which are unacceptable to us. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. We rely primarily on commercial and retail deposits and to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (“FHLB”) and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized”, we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

Loss of lower-cost funding sources.

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Advances from the FHLB are currently a relatively low-cost source of funding. The availability of qualified collateral on the Bank’s

The First Bancorp • 2011 Form 10-k

balance sheet determines the level of advances available from FHLB and a deterioration in quality in the Bank’s loan portfolio can adversely impact the availability of this source of funding.

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

We may elect or be compelled to seek additional capital in the future, but capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.
Our ability to raise additional capital, if needed or desired (including to repurchase the remaining outstanding CPP Shares before the dividend payable thereunder increases to 9% per annum), will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, we may become subject to increased regulatory supervision and the imposition of restrictions on our growth and our business, which may have a material adverse effect on our financial condition, results of operations and prospects.

The value of our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

The First Bancorp • 2011 Form 10-k

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

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
Pursuant to the standardized terms of the CPP, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on our ability to hire or retain the most qualified senior executives. Other restrictions were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could have a material adverse effect on us.

We have operational risk.

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
We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees, or others, as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on us.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new

The First Bancorp • 2011 Form 10-k

technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

In particular, we are subject to security, transactional and operational risks relating to the use of technology that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of the failure, interruption, fraud attacks or security breach of our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. Over the five-year period ending December 31, 2011, for example, the average monthly trading volume of our common stock has been 335,409 shares or approximately 3.43% of the outstanding common stock. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.

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

The First Bancorp • 2011 Form 10-k

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

The First Bancorp • 2011 Form 10-k

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
Southwest Harbor

First Advisors, the investment management and trust division of the Bank, operates from three offices in Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden office and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank’s current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.

ITEM 4. Mine Safety Disclosures

Not applicable.

The First Bancorp • 2011 Form 10-k

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2011, there were 9,812,180 shares outstanding and held of record by approximately 2,686 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2011 and 2010. Such quotations do not reflect retail mark-ups, mark-downs or brokers’ commissions.

	2011		2010
	High	Low	High	Low
1st Quarter	$15.95	$13.40	$16.26	$13.11
2nd Quarter	15.96	13.79	16.37	13.07
3rd Quarter	15.30	11.69	14.48	12.27
4th Quarter	15.95	11.75	16.00	13.40

The last transaction in the Company’s stock on NASDAQ during 2011 was on December 30 at $15.37 per share. There are no warrants outstanding with respect to the Company’s common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury incident to the Company’s participation in the CPP program. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2012 will be that year’s net income plus $6.9 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2011, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank’s actual ratios were 14.11% and 15.37%, respectively, as of December 31, 2011. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 18, 2010	$0.195	April 30, 2010
June 17, 2010	$0.195	July 30, 2010
September 16, 2010	$0.195	October 29, 2010
December 16, 2010	$0.195	January 28, 2011
March 17, 2011	$0.195	April 29, 2011
June 15, 2011	$0.195	July 29, 2011
September 15, 2011	$0.195	October 28, 2011
December 15, 2011	$0.195	January 31, 2012

Repurchase of Shares and Use of Proceeds

As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. During the year ended December 31, 2011, the Company repurchased no common stock.

Unregistered Sales of Equity Securities

The Company had no unregistered sales of equity securities in 2011.

The First Bancorp • 2011 Form 10-k

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,000	$16.47	392,500
Equity compensation plans not approved by security holders	-	$-	-
Total	51,000	$16.47	392,500

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

	2006	2007	2008	2009	2010	2011
FNLC	100.00	91.31	131.21	104.97	113.50	116.10
S&P 500	100.00	105.46	66.44	84.03	96.68	98.72
NASD Bank	100.00	80.19	62.96	52.86	60.34	54.01

The First Bancorp • 2011 Form 10-k

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2011	2010	2009	2008	2007
Summary of Operations
Interest Income	$55,702	$57,260	$62,569	$71,372	$71,721
Interest Expense	14,709	16,671	18,916	33,669	39,885
Net Interest Income	40,993	40,589	43,653	37,703	31,836
Provision for Loan Losses	10,550	8,400	12,160	4,700	1,432
Non-Interest Income	11,750	9,135	12,754	9,646	10,145
Non-Interest Expense	26,038	25,130	26,658	22,994	22,183
Net Income	12,364	12,116	13,042	14,034	13,101
Per Common Share Data
Net Income
Basic	$1.14	$1.10	$1.22	$1.45	$1.34
Diluted	1.14	1.10	1.22	1.44	1.34
Cash Dividends (Declared)	0.780	0.780	0.780	0.765	0.690
Book Value	14.12	12.80	12.66	12.09	11.58
Tangible Book Value	11.30	9.97	9.82	9.23	8.73
Market Value	15.37	15.79	15.42	19.89	14.64
Financial Ratios
Return on Average Equity1	9.37%	9.53%	10.66%	12.02%	11.89%
Return on Average Tangible Equity1,2	10.70	10.83	12.54	15.75	15.89
Return on Average Assets1	0.87	0.89	0.96	1.10	1.13
Average Equity to Average Assets	10.72	11.20	10.85	9.14	9.53
Average Tangible Equity to Average Assets2	8.77	9.15	8.80	6.98	7.13
Net Interest Margin Tax-Equivalent1,2	3.27	3.38	3.66	3.33	3.13
Dividend Payout Ratio (Declared)	68.42	70.91	63.93	52.76	51.49
Allowance for Loan Losses/Total Loans	1.50	1.50	1.43	0.90	0.74
Non-Performing Loans to Total Loans	3.21	2.39	1.95	1.27	0.31
Non-Performing Assets to Total Assets	2.32	1.87	1.80	1.31	0.56
Efficiency Ratio2 (Tax-equivalent)	49.75	48.15	43.39	46.07	50.16
At Year End
Total Assets	$1,372,867	$1,393,802	$1,331,394	$1,325,744	$1,223,250
Total Loans	864,988	887,596	952,492	979,273	920,164
Total Investment Securities	424,306	416,052	287,818	247,839	208,585
Total Deposits	941,333	974,518	922,667	925,736	781,280
Total Borrowings	265,663	257,330	249,778	272,074	316,719
Total Shareholders’ Equity	150,858	149,848	147,938	117,181	112,453
				High	Low
Market price per common share of stock during 2011				$15.96	$11.69
1Annualized using a 365-day basis
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp • 2011 Form 10-k

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
Non-interest income is the Bank’s secondary source of revenue and includes fees and service charges on deposit accounts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First Advisors, a division of the Bank.

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

The First Bancorp • 2011 Form 10-k

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
Allowance for Loan Losses. Management believes the allowance for loan losses requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on Management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it to determine the appropriate level by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and Management’s estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.
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
Mortgage Servicing Rights. The valuation of mortgage servicing rights is a critical accounting policy which requires significant estimates and assumptions. The Bank often sells mortgage loans it originates and retains the ongoing servicing of such loans, receiving a fee for these services, generally 0.25% of the outstanding balance of the loan per annum. Mortgage servicing rights are recognized at fair value when they are acquired through the sale of loans, and are reported in other assets. They are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The rights are subsequently carried at the lower of amortized cost or fair value. Management uses an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value. The most important assumption is the anticipated loan prepayment rate, and increases in prepayment speed results in lower valuations of mortgage servicing rights. The valuation also includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The use of different assumptions could produce a different valuation. All of the assumptions are based on standards the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources.
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

The First Bancorp • 2011 Form 10-k

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2011, 2010 and 2009.

	Years ended December 31,
Dollars in thousands	2011	2010	2009
Net interest income as presented	$40,993	$40,589	$43,653
Effect of tax-exempt income	2,710	2,281	2,395
Net interest income, tax equivalent	$43,703	$42,870	$46,048

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

	Years ended December 31,
In thousands of dollars	2011	2010	2009
Non-interest expense, as presented	$26,038	$25,130	$26,658
Net securities losses	-	-	(150)
Other than temporary impairment charge	-	-	(916)
Adjusted non-interest expense	26,038	25,130	25,592
Net interest income, as presented	40,993	40,589	43,653
Effect of tax-exempt income	2,710	2,281	2,395
Non-interest income, as presented	11,750	9,135	12,754
Effect of non-interest tax-exempt income	182	193	185
Net securities gains	(3,293)	(2)	-
Adjusted net interest income plus non-interest income	$52,342	$52,196	$58,987
Non-GAAP efficiency ratio	49.75%	48.15%	43.39%
GAAP efficiency ratio	49.37%	50.54%	47.26%

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

	Years ended December 31,
In thousands of dollars	2011	2010	2009
Average shareholders’ equity as presented	$152,254	$151,739	$146,854
Less preferred stock (average)	(20,290)	(24,606)	(24,452)
Less intangible assets	(27,684)	(27,684)	(27,684)
Average tangible common shareholders’ equity	$104,280	$99,449	$94,718

Executive Summary

Net income for the year ended December 31, 2011 was $12.4 million, up $248,000 or 2.0% from the $12.1 million posted for the year ended December 31, 2010. Earnings per common share on a fully diluted basis were $1.14 for the year ended December 31, 2011, up $0.04 or 3.6% from the $1.10 posted for the year ended December 31, 2010. Net interest income on a tax-equivalent basis was up $833,000 or 1.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was attributable to average earning assets in 2011 running $68.0 million or 5.4% above the level seen in 2010, adding $2.2 million to net interest income. This increase more than offset our net interest margin slipping from 3.38% in 2010 to 3.27% in 2011.
During 2011, total assets decreased $20.9 million or 1.5%. The loan portfolio was down $22.6 million or 2.5%. The investment portfolio was up $8.3 million or 2.0% for the year. On the liability side of the balance sheet, low-cost deposits have increased $18.4 million or 6.2% for the year, and local certificates of deposit decreased $8.2 million or 6.90%.
We continue to be in the longest and worst economic downturn since the Great Depression of the 1930’s. The slump in the housing market is continuing and the national unemployment rate was 8.5% at December 31, 2011. Fortunately, the unemployment rate in Maine at December 31, 2011, at 7.0%, was much better than the national average and ranks as the nineteenth-best state in the country. Unemployment numbers, however, do not reflect the number of people experiencing reduced incomes from wage cutbacks and loss of overtime.
Non-performing loans stood at 3.21% of total loans on December 31, 2011 compared to 2.39% of total loans on December 31, 2010. This compares to nonperforming loans at 2.57% for our Uniform Bank Performance Report peer group (“UBPR peer group”) as of December 31, 2011. Net chargeoffs were $10.9 million or 1.23% of average loans in 2011 compared to net charge offs of $8.7 million or 0.94% of average loans in 2010. Net charge offs for the UBPR peer group in 2011 were 0.94% of average loans. We provisioned $10.6 million for loan losses in 2011, up $2.2 million from the $8.4 million provision made during 2010. Although the allowance for loan losses decreased $316,000 during the year, year-over-year the allowance as a percentage of loans outstanding was unchanged at 1.50%
Remaining well capitalized continues to be a top priority for The First Bancorp. In 2009, we received a $25 million preferred stock investment from the U.S. Treasury Capital Purchase Program which enabled the Company to obtain additional capital at a relatively low cost, and it provided us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. In the third quarter of 2011, we repaid half of this preferred stock investment to the U.S. Treasury. Even after the repayment, the Company’s total risk-based capital ratio remains very strong at 15.66%, well above the well-capitalized threshold of 10.0% set by the FDIC.
The Company’s operating ratios remain good, with a return on average tangible common equity of 10.70% for the year ended December 31, 2011 compared to 10.83% for the year ended December 31, 2010. Our return on average tangible equity was in the top 40% of all banks in the UBPR peer group, which had an average return of 7.26% for the year. Our efficiency ratio continues to be an important component in our overall performance; it slipped to 49.75% in 2011 compared to 48.15% in 2010. This was the result of higher operating expenses. As of December 31, 2011, the average efficiency ratio for our UBPR peer group was 66.26%, which put us in the top 12% of all banks in the UBPR peer group.

The First Bancorp • 2011 Form 10-k

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 1.9% or $0.8 million to $43.7 million for the year ended December 31, 2011 from the $42.9 million reported for the year ended December 31, 2010. A higher level of average earning assets in 2011 was responsible for $2.2 million of this change while several factors, including the decrease in the net interest margin from 3.38% in 2010 to 3.27% in 2011, reduced the increase in net interest income by $1.4 million.
Total interest income in 2011 was $55.7 million, a decrease of $1.6 million or 2.7% from the $57.3 million posted by the Company in 2010. Total interest expense in 2011 was $14.7 million, a decrease of $2.0 million or 11.8% from the $16.7 million posted by the Company in 2010. The decrease in both interest income and interest expense was attributable to lower interest rates. Tax-exempt interest income amounted to $5.0 million for the year ended December 31, 2011, $4.2 million for the year ended December 31, 2010 and $4.4 million for the year ended December 31, 2009.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2011 compared to 2010
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$315	$(6)	$(303)	$6
Investment securities	4,913	(1,403)	(455)	3,055
Loans held for sale	(127)	(13)	10	(130)
Loans	(2,078)	(2,080)	98	(4,060)
Total interest income	3,023	(3,502)	(650)	(1,129)
Interest expense
Deposits	516	(1,016)	(51)	(551)
Borrowings	303	(1,636)	(78)	(1,411)
Total interest expense	819	(2,652)	(129)	(1,962)
Change in net interest income	$2,204	$(850)	$(521)	$833

Year ended December 31, 2010 compared to 2009
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$(1)	$(1)	$1	$(1)
Investment securities	3,420	(2,555)	(587)	278
Loans held for sale	33	(7)	(1)	25
Loans	(2,813)	(3,086)	174	(5,725)
Total interest income	639	(5,649)	(413)	(5,423)
Interest expense
Deposits	129	(1,685)	(19)	(1,575)
Borrowings	(492)	(191)	13	(670)
Total interest expense	(363)	(1,876)	(6)	(2,245)
Change in net interest income	$1,002	$(3,773)	$(407)	$(3,178)
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp • 2011 Form 10-k

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2011, 2010, and 2009, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2011		2010		2009
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$12	0.25%	$1	0.25%	$1	0.25%
Investment securities	18,220	4.07%	15,170	4.49%	14,893	5.42%
Loans held for sale	30	4.63%	150	4.73%	125	4.99%
Loans	40,150	4.55%	44,220	4.77%	49,945	5.09%
Total interest-earning assets	58,412	4.37%	59,541	4.70%	64,964	5.16%
Interest-bearing liabilities
Deposits	9,746	1.04%	10,297	1.15%	11,872	1.35%
Borrowings	4,963	2.05%	6,374	2.76%	7,044	2.84%
Total interest-bearing liabilities	14,709	1.25%	16,671	1.48%	18,916	1.67%
Net interest income	$43,703		$42,870		$46,048
Interest rate spread		3.12%		3.22%		3.49%
Net interest margin		3.27%		3.38%		3.66%

The First Bancorp • 2011 Form 10-k

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the years ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
Dollars in thousands	2011	2010	2009
Assets
Cash and cash equivalents	$13,405	$15,722	$14,288
Interest bearing deposits in other banks	4,710	88	407
Securities available for sale	315,255	178,116	29,040
Securities to be held to maturity	117,020	144,601	245,972
Federal Reserve Bank stock, at cost	1,412	1,412	783
Federal Home Loan Bank stock, at cost	14,031	14,031	14,031
Loans held for sale (fair value approximates cost)	648	3,173	2,506
Loans	882,806	926,338	981,628
Allowance for loan losses	(14,418)	(14,393)	(11,277)
Net loans	868,388	911,945	970,351
Accrued interest receivable	5,180	5,397	6,027
Premises and equipment, net of accumulated depreciation	18,690	18,463	18,024
Other real estate owned	5,772	5,276	2,652
Goodwill	27,684	27,684	27,684
Other assets	27,680	29,159	21,752
Total Assets	$1,419,875	$1,355,067	$1,353,517

Liabilities & Shareholders’ Equity
Demand deposits	$76,686	$69,260	$65,567
NOW deposits	123,377	118,400	106,895
Money market deposits	74,945	78,155	108,922
Savings deposits	109,561	97,484	87,921
Certificates of deposit	628,855	597,982	578,713
Total deposits	1,013,424	961,281	948,018
Borrowed funds – short term	135,500	127,160	149,601
Borrowed funds – long term	106,427	103,775	98,690
Dividends payable	989	989	953
Other liabilities	11,281	10,123	9,401
Total Liabilities	1,267,621	1,203,328	1,206,663
Shareholders’ Equity:
Preferred stock	20,290	24,606	24,452
Common stock	98	97	97
Additional paid-in capital	45,652	45,187	44,807
Retained earnings	83,469	81,288	78,072
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	2,807	762	(310)
Net unrealized loss on post-retirement benefit costs	(62)	(201)	(264)
Total Shareholders’ Equity	152,254	151,739	146,854
Total Liabilities & Shareholders’ Equity	$1,419,875	$1,355,067	$1,353,517

The First Bancorp • 2011 Form 10-k

Non-Interest Income

Non-interest income in 2011 was $11.8 million, an increase of $2.6 million or 28.6% from the $9.1 million reported in 2010. This increase was attributable to the realignment of the available for sale portfolio. As a result of the sale of $140.4 million of securities, the Company booked a $3.3 million gain on investments.  There was also a decline of $658,000 in mortgage origination income due to a lower level of loans sold to the secondary market in 2011 than in 2010.

Non-Interest Expense

Non-interest expense in 2011 was $26.0 million, an increase of 3.6% from the $25.1 million reported in 2010. This increase was attributable to salaries and employee benefits and expenses related to other real estate owned and foreclosure costs. There was also a $540,000 decrease in FDIC insurance premiums.

Provision to the Allowance for Loan Losses

The Company’s provision to the allowance for loan losses was $10.6 million in 2011 compared to $8.4 million in 2010. This was 0.74% of average assets in 2011, compared to 0.55% of average assets for our peer group. The level of provision in 2011 was to maintain the allowance for loan losses at an appropriate level given the size of our loan portfolio and our overall asset quality. Although the allowance for loan losses decreased by $316,000 in 2011 from the 2010 level, year-over-year the allowance as a percentage of loans outstanding was unchanged at 1.50%. Given the number of economic uncertainties at this time, Management believes it is prudent to continue to provide for loan losses and that the current level is directionally consistent with the credit quality seen in the portfolio. A further discussion of asset and credit quality can be found in “Assets and Asset Quality”.

Net Income

Net income for 2011 was $12.4 million, up 2.0% or $248,000 from net income of $12.1 million that was posted in 2010. Earnings per share on a fully diluted basis were $1.14, up $0.04 or 3.6% from the $1.10 reported for the year ended December 31, 2010.

Key Ratios

Return on average assets in 2011 was 0.87%, down from the 0.89% posted in 2010. Return on average tangible common equity was 10.70% in 2011, compared to 10.83% in 2010 and 12.54% in 2009. In 2011, the Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 68.42%, compared to 70.91% in 2010 and 63.93% in 2009. The Company’s efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 49.75% in 2011 compared to 66.26% for the Bank’s peer group, on average. In 2010, the Bank’s efficiency ratio was 48.15% compared to 67.23% for the Bank’s peer group, on average. The rise in the efficiency ratio for 2011 was the result of an increase in operating expenses, primarily in credit-related costs.

Investment Management and Fiduciary Activities

As of December 31, 2011, First Advisors, the Bank’s private banking and investment management division, had assets under management with a market value of $619.3 million, consisting of 730 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2010, when 674 accounts with a market value of $562.6 million were under management.

The First Bancorp • 2011 Form 10-k

Assets and Asset Quality

Total assets of $1.373 billion decreased 1.5% or $20.9 million in 2011 from $1.394 billion at December 31, 2010. The investment portfolio increased $8.3 million or 2.0% over December 31, 2010, while the loan portfolio decreased $22.6 million or 2.5%. Although total assets decreased year-over-year, average assets were up $64.8 million in 2011 over 2010. Average loans in 2011 were $43.5 million lower than in 2010, but average investments in 2011 were $109.5 million higher than in 2010.
While the weaknesses in the national and global economies have not impacted coastal Maine as much as some other parts of the country, we nevertheless experienced a deterioration in asset quality in our loan portfolio. Non-performing assets to total assets stood at 2.32% at December 31, 2011, an increase over 1.87% at December 31, 2010. This increase is attributable to the impact that the weakened economy is having on our borrowers. Small businesses are seeing revenue/sales decreases and some are struggling to meet their obligations with a declining revenue base. A number of consumers have lost their jobs or seen a reduction in hours worked and/or overtime, thereby creating strained finances resulting in payment issues on their loans. In Management’s opinion, the Company’s long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers’ loans and in the end minimizes actual loan losses.
Net charge offs in 2011 were $10.9 million or 1.23% of average loans outstanding. This compares to net charge offs in 2010 of $8.7 million or 0.94% of average loans outstanding and net charge offs for our UBPR peer group in 2011 of 0.94%. Residential real estate term loans represent 39.5% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2011, the loss ratio for residential mortgages was 0.39% compared to 1.23% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.
The allowance for loan losses ended the year at $13.0 million and stood at 1.50% of total loans outstanding compared to $13.3 million and 1.50% of total loans outstanding at December 31, 2010. A $10.6 million provision for losses was made in 2011 and net charge offs totaled $10.9 million, resulting in the allowance for loan losses decreasing $316,000 or 2.4% from December 31, 2010. Management believes the allowance for loan losses is appropriate as of December 31, 2011. In Management’s opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, high levels of unemployment and the outlook for economic weakness continuing for some time to come.

Investment Activities

During 2011, the investment portfolio increased 2.0% to end the year at $424.3 million compared to $416.1 million at December 31, 2010. Average investments in 2011 were $109.5 million higher than in 2010. During the second and fourth quarters, the Company realigned the available for sale portfolio resulting in a $3.3 million gain on investments as the result of the sale of $140.4 million of securities. The Company’s investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company’s funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
All investment securities are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy that investments for either portfolio be limited to government debt obligations, time deposits, and corporate bonds or commercial paper with one of the three highest ratings given by a nationally recognized rating agency. The portfolio is currently invested primarily in U.S. Government sponsored agency securities and tax-exempt obligations of states and political subdivisions. The individual securities have been selected to enhance the portfolio’s overall yield while not materially adding to the Company’s level of interest rate risk.
The following table sets forth the Company’s investment securities at their carrying amounts as of December 31, 2011, 2010, and 2009.

The First Bancorp • 2011 Form 10-k

Dollars in thousands	2011	2010	2009
Securities available for sale
U.S. Government sponsored agencies	$-	$16,045	$30,959
Mortgage-backed securities	198,232	234,414	31,148
State and political subdivisions	85,726	41,524	18,514
Corporate securities	811	866	818
Other equity securities	1,433	380	399
	286,202	293,229	81,838
Securities to be held to maturity
U.S. Government sponsored agencies	19,390	2,190	39,099
Mortgage-backed securities	56,800	55,710	90,193
State and political subdivisions	46,171	49,330	61,095
Corporate securities	300	150	150
	122,661	107,380	190,537
Non-marketable Securities
Federal Reserve Bank Stock	1,412	1,412	1,412
Federal Home Loan Bank Stock	14,031	14,031	14,031
	15,443	15,443	15,443
Total securities	$424,306	$416,052	$287,818

The following table sets forth information on the yields and expected maturities of the Company’s investment securities as of December 31, 2011. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.
	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	5,000	3.00%
Due after 10 years	-	0.00%	14,390	3.19%
Total	-	0.00%	19,390	3.14%
Mortgage-Backed Securities
Due in 1 year or less	6,578	1.30%	3,692	2.56%
Due in 1 to 5 years	16,677	3.38%	4,028	3.53%
Due in 5 to 10 years	22,931	3.08%	2,326	5.06%
Due after 10 years	152,046	3.20%	46,754	4.57%
Total	198,232	3.14%	56,800	4.39%
State & Political Subdivisions
Due in 1 year or less	195	6.85%	1,487	6.08%
Due in 1 to 5 years	2,796	6.92%	5,757	6.60%
Due in 5 to 10 years	1,134	6.17%	15,701	6.33%
Due after 10 years	81,601	6.29%	23,226	6.27%
Total	85,726	6.31%	46,171	6.33%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	811	1.48%	-	0.00%
Total	811	1.48%	300	1.25%
Equity Securities	1,433	3.76%	-	-
	$286,202	4.09%	$122,661	4.91%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2011 amounted to an excess of $0.8 million, or 0.19% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount represented an excess of $5.9 million, or 1.45% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.
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
As of December 31, 2011, the Company had temporarily impaired securities with a fair value of $23.9 million and unrealized losses of $0.8 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $9.3 million as of December 31, 2011, compared with $7.6 million at December 31, 2010. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers’ continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2011.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	12,489	(25)	6,780	(156)	19,269	(181)
State and political subdivisions	1,984	(17)	1,667	(172)	3,651	(189)
Corporate securities	-	-	811	(287)	811	(287)
Other equity securities	154	(120)	34	(19)	188	(139)
	$14,627	$(162)	$9,292	$(634)	$23,919	$(796)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2011 and 2010 there were no unrealized losses on these securities.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2011, the total unrealized losses on these securities amounted to $181,000, compared with $2.9 million at December 31, 2010. All of these securities were credit rated “AAA” by the major credit rating agencies. Management

The First Bancorp • 2011 Form 10-k

believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at December 31, 2011 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2011, the total unrealized losses on municipal securities amounted to $189,000, compared with $2.7 million at December 31, 2010. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2011, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2011 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2011, the total unrealized losses on corporate securities amounted to $287,000, compared with $247,000 at December 31, 2010. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2011, all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2011 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at December 31, 2011. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of
FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2011 and 2010, the Company’s investment in FHLB stock totaled $14.0 million.
FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings, which moratorium remains in effect. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.
Although the Company had no dividend income on its FHLB stock in 2010, in each of the four quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30%. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2012, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp • 2011 Form 10-k

Lending Activities

The loan portfolio declined $22.6 million or 2.5% in 2011, with total loans at $865.0 million at December 31, 2011, compared to $887.6 million at December 31, 2010. Commercial loans decreased $13.9 million or 3.6% between December 31, 2010 and December 31, 2011, residential term loans increased by $3.4 million or 1.0% during the same period. At the same time, municipal loans decreased by $5.6 million or 25.7%. Loan demand in the Bank’s market area has been limited in the past three years as a result of continued weak economic conditions. In addition, in order to reduce the Bank’s exposure to interest rate risk, the Bank has sold residential mortgages to the secondary market that have been refinanced by borrowers seeking to take advantage of lower interest rates.
Commercial loans are comprised of three categories: commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value ratio of 75% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 26.0% of capital are well under the regulatory guidance of 100.0% of total risk-based capital. Construction and non-owner-occupied commercial real estate loans are at 98.0% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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
The following table summarizes the loan portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007.

	As of December 31,
Dollars in thousands	2011		2010		2009		2008		2007
Commercial
Real estate	$255,424	29.5%	$245,540	27.7%	$240,178	25.2%	$219,057	22.3%	$202,301	22.0%
Construction	32,574	3.8%	41,869	4.7%	48,714	5.1%	48,182	4.9%	-	0.0%
Other	86,982	10.1%	101,462	11.4%	114,486	12.0%	118,109	12.1%	109,954	11.9%
Municipal	16,221	1.9%	21,833	2.5%	45,952	4.8%	34,832	3.6%	34,425	3.7%
Residential
Term	341,286	39.5%	337,927	38.1%	367,267	38.7%	431,520	44.0%	431,237	46.9%
Construction	10,469	1.2%	15,512	1.7%	17,361	1.8%	26,235	2.7%	45,942	5.0%
Home equity line of credit	105,244	12.1%	105,297	11.9%	94,324	9.9%	77,206	7.9%	74,199	8.1%
Consumer	16,788	1.9%	18,156	2.0%	24,210	2.5%	24,132	2.5%	22,106	2.4%
Total loans	$864,988	100.0%	$887,596	100.0%	$952,492	100.0%	$979,273	100.0%	$920,164	100.0%

The First Bancorp • 2011 Form 10-k

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of December 31, 2011:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,548	$17,609	$21,635	$208,632	$255,424
Construction	12,289	1,864	324	18,097	32,574
Other	11,154	23,635	20,371	31,822	86,982
Municipal	406	3,597	6,082	6,136	16,221
Residential
Term	1,874	12,909	22,189	304,314	341,286
Construction	4,296	644	8	5,521	10,469
Home equity line of credit	958	1,806	547	101,933	105,244
Consumer	7,116	6,200	1,036	2,436	16,788
Total loans	$45,641	$68,264	$72,192	$678,891	$864,988
The following table provides a listing of loans by category, excluding loans held for sale, between variable and fixed rates as of December 31, 2011.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$47,799	5.5%	$207,625	24.1%	$255,424	29.5%
Construction	624	0.1%	31,950	3.8%	32,574	3.8%
Other	40,423	4.7%	46,559	5.4%	86,982	10.1%
Municipal	16,144	1.9%	77	0.0%	16,221	1.9%
Residential
Term	137,263	15.9%	204,023	23.6%	341,286	39.5%
Construction	4,360	0.5%	6,109	0.7%	10,469	1.2%
Home equity line of credit	3,148	0.4%	102,096	11.8%	105,244	12.1%
Consumer	13,496	1.6%	3,292	0.4%	16,788	1.9%
Total loans	$263,257	30.6%	$601,731	69.8%	$864,988	100.0%

Loan Concentrations

As of December 31, 2011, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2011, the Bank did not have any loans held for sale.  This compares to $2.8 million at December 31, 2010. Loans held for sale are carried at the lower of cost or market value. No recourse obligations have been incurred in connection with the sale of loans.

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

The First Bancorp • 2011 Form 10-k

as well as general and regional economic conditions.
We provide for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, and adjustment to our allowance. We classify our portfolios as either residential and consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.
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
The appropriate level of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriate level of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The allowance for loan losses is developed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company’s historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers, are considered by Management in determining the appropriate level of the allowance for loan losses.
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

Consumer and Residential
Consumer and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and

The First Bancorp • 2011 Form 10-k

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

The allowance for loan losses includes reserve amounts to assigned individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2011, impaired loans with specific reserves totaled $14.2 million and the amount of such reserves was $2.1 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2010 and the amount of such reserves was $1.3 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2011 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan type as of December 31, 2011, 2010, 2009, 2008 and 2007. The percentages are the portion of each loan type to total loans.

Dollars in	As of December 31,
thousands	2011		2010		2009		2008		2007
Commercial
Real estate	$5,659	29.5%	$5,260	27.7%	$4,986	25.2%	$2,958	22.3%	$3,020	22.0%
Construction	658	3.8%	1,012	4.7%	807	5.1%	650	4.9%	-	0.0%
Other	2,063	10.1%	2,377	11.4%	3,363	12.0%	2,595	12.1%	1,633	11.9%
Municipal	19	1.9%	19	2.5%	23	4.8%	20	3.6%	25	3.7%
Residential
Term	1,159	39.5%	1,408	38.1%	1,198	38.7%	713	44.0%	706	46.9%
Construction	255	1.2%	44	1.7%	174	1.8%	44	2.7%	75	5.0%
Home equity line of credit	595	12.1%	670	11.9%	515	9.9%	482	7.9%	491	8.1%
Consumer	584	1.9%	646	2.0%	717	2.5%	662	2.5%	606	2.4%
Unallocated	2,008	0.0%	1,880	0.0%	1,854	0.0%	676	0.0%	244	0.0%
Total	$13,000	100.0%	$13,316	100.0%	$13,637	100.0%	$8,800	100.0%	$6,800	100.0%

The First Bancorp • 2011 Form 10-k

The allowance for loan losses totaled $13.0 million at December 31, 2011, compared to $13.3 million at December 31, 2010. Management’s ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves increased $0.8 million in 2011 from $1.3 million at December 31, 2010 to $2.1 million at December 31, 2011. The specific loans that make up those categories change from period to period. The portion of the reserve based upon homogeneous pools of loans increased by $234,000 in 2011. The portion of the reserve based on qualitative factors decreased by $1.5 million during 2011 due to less uncertainty with real estate appraisal values. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the minimal increase in unallocated reserves during 2011.
A breakdown of the allowance for loan losses as of December 31, 2011, by loan segment and allowance element, is presented in the following table:

In thousands of dollars	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808	$2,578	$2,273	$-	$5,659
Construction	33	332	293	-	658
Other	402	883	778	-	2,063
Municipal	-	-	19	-	19
Residential
Term	478	222	459	-	1,159
Construction	235	6	14	-	255
Home equity line of credit	91	149	355	-	595
Consumer	11	331	242	-	584
Unallocated	-	-	-	2,008	2,008
	$2,058	$4,501	$4,433	$2,008	$13,000

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $10.6 million in 2011 compared to $8.4 million in 2010. Net charge offs were $10.9 million in 2011 compared to net charge offs of $8.7 million in 2010. Year-over-year the allowance as a percentage of loans outstanding was unchanged at 1.50%.

The First Bancorp • 2011 Form 10-k

The following table summarizes the activities in our allowance for loan losses as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As of December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Balance at beginning of year	$13,316	$13,637	$8,800	$6,800	$6,364
Loans charged off:
Commercial
Real estate	1,619	4,005	2,430	3	27
Construction	346	175	-	-	-
Other	6,473	1,125	2,329	1,997	477
Municipal	19	-	-	-	-
Residential
Term	1,421	392	1,767	113	13
Construction	505	2,361	47	-	-
Home equity line of credit	415	8	177	83	50
Consumer	381	951	826	745	770
Total	11,179	9,017	7,576	2,941	1,337
Recoveries on loans previously charged off
Commercial
Real estate	23	4	-	-	-
Construction	-	-	-	-	-
Other	42	69	79	32	142
Municipal	18	-	-	-	-
Residential
Term	7	4	59	5	4
Construction	-	-	-	-	-
Home equity line of credit	1	-	1	-	21
Consumer	222	219	114	204	174
Total	313	296	253	241	341
Net loans charged off	10,866	8,721	7,323	2,700	996
Provision for loan losses	10,550	8,400	12,160	4,700	1,432
Balance at end of period	$13,000	$13,316	$13,637	$8,800	$6,800
Ratio of net loans charged off to average loans outstanding	1.23%	0.94%	0.75%	0.28%	0.11%
Ratio of allowance for loan losses to total loans outstanding	1.50%	1.50%	1.43%	0.90%	0.74%

Management believes the allowance for loan losses is appropriate as of December 31, 2011. In Management’s opinion, the level of provision for loan losses and the corresponding decrease in the allowance for loan losses from December 31, 2010, is directionally consistent with the decline in the size of our loan portfolio and corresponding levels of specific reserves and unallocated reserves.

The First Bancorp • 2011 Form 10-k

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
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs. At the same time, and if secured by real estate, a new independent, third-party appraisal may be ordered, based on the currency of the most recent appraisal and the size of the loan, and upon receipt of the new appraisal the loan may have an additional specific reserve or write down based upon the new appraisal information.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 3.21% at December 31, 2011 compared to 2.39% at December 31, 2010. The following table shows the distribution of nonperforming loans and loans greater than 90 days past due as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As of December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Commercial
Real estate	$7,064	$5,946	$6,589	$7,477	$734
Construction	2,350	937	458	-	-
Other	5,836	2,277	2,735	2,908	2,011
Municipal	-	-	-	-	-
Residential
Term	11,312	8,932	6,322	6,594	2,109
Construction	1,198	3,567	3,182	-	-
Home equity line of credit	1,163	519	143	313	299
Consumer	53	113	309	137	1
Total loans 90 or more days past due	$28,976	$22,291	$19,738	$17,429	$5,154
Non-accrual loans included in above total	$27,806	$21,175	$18,562	$12,449	$2,867

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2011, loans 90 or more days past due and still accruing interest totaled $1.2 million, compared to $1.1 million at December 31, 2010.

The First Bancorp • 2011 Form 10-k

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
As of December 31, 2011 we had 59 loans with a value of $22.9 million that have been restructured. This compares to 32 loans with a value of $5.5 million as of December 31, 2010. As of December 31, 2011, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.0 million as well as two loans in the process of foreclosure totaling $240,000. There were 19 loans with an outstanding balance of $3.4 million that were classified as TDRs and were on non-accrual status.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $42.1 million at December 31, 2011, and have increased $16.8 million from December 31, 2010. The number of impaired loans increased by 36 loans from 175 to 211 during the same period. Impaired commercial loans increased $14.2 million from December 31, 2010 to December 31, 2011. The specific allowance for impaired commercial loans increased from $635,000 at December 31, 2010 to $1.2 million as of December 31, 2011, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2010 to December 31, 2011, impaired residential loans increased $2.0 million, impaired home equity lines of credit increased $644,000, and impaired consumer loans decreased $53,000.
The following table sets forth impaired loans as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As of December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Commercial
Real estate	$10,141	$5,946	$6,198	$7,477	$1,105
Construction	5,702	937	458	-	-
Other	7,042	1,753	2,638	2,742	2,281
Municipal	-	-	-	-	-
Residential
Term	16,821	12,455	13,149	2,163	86
Construction	1,198	3,567	3,182	-	-
Home equity line of credit	1,163	519	143	67	-
Consumer	53	106	75	-	13
Total	$42,120	$25,283	$25,843	$12,449	$3,485

The First Bancorp • 2011 Form 10-k

Past Due Loans

The Bank’s overall loan delinquency ratio was 3.07% at December 31, 2011, versus 3.15% at December 31, 2010. Loans 90 days delinquent and accruing increased slightly from $1.1 million at December 31, 2010 to $1.2 million as of December 31, 2011. This total is made up of 6 loans, with the largest loan totaling $942,000. We expect to collect all amounts due on these loans, including interest.
The following table sets forth loan delinquencies as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As of December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Commercial
Real estate	$6,864	$6,055	$9,443	$10,446	$2,607
Construction	1,777	1,057	458	584	325
Other	2,623	4,440	3,607	4,713	8,393
Municipal	-	-	-	-	-
Residential
Term	12,174	12,231	11,747	11,526	8,803
Construction	1,198	1,828	3,182	-	-
Home equity line of credit	1,614	2,038	682	1,423	872
Consumer	347	266	775	609	496
Total	$26,597	$27,915	$29,894	$29,301	$21,496
Loans 30-89 days past due to total loans	1.00%	1.32%	1.26%	1.21%	1.78%
Loans 90+ days past due and accruing to total loans	0.14%	0.13%	0.12%	0.51%	0.25%
Loans 90+ days past due on non-accrual to total loans	1.93%	1.70%	1.76%	1.27%	0.31%
Total past due loans to total loans	3.07%	3.15%	3.14%	2.99%	2.34%

As of December 31, 2011, the UBPR peer group had loans 30-89 days past due of 0.88% and loans 90+ days past due on non-accrual of 2.57%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans. At December 31, 2011, there were 28 potential problem loans with a balance of $4.7 million or 0.5% of total loans. This compares to 32 loans with a balance of $3.9 million or 0.4% of total loans at December 31, 2010.
As of December 31, 2011, there were 45 loans in the process of foreclosure with a total balance of $8.2 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In March and October 2011, the Bank conducted self-audits of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac’s and Fannie Mae’s published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

The First Bancorp • 2011 Form 10-k

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2011, there were 16 properties owned with a net OREO balance of $4.1 million, net of an allowance for losses of $0.4 million, compared to December 31, 2010 when there were 18 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $0.1 million. The following table presents the composition of other real estate owned as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As of December 31,
Dollars in thousands	2011	2010	2009	2008	2007
Carrying Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	59	424	1,182	1,172	1,152
Other	1,504	1,795	1,920	731	-
Municipal	-	-	-	-	-
Residential
Term	2,967	2,842	2,826	849	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$4,530	$5,061	$5,928	$2,752	$1,152
Related Allowance
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	-	-	476	325	325
Other	127	66	-	-	-
Municipal	-	-	-	-	-
Residential
Term	309	66	107	-	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$436	$132	$583	$325	$325
Net Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	59	424	706	848	827
Other	1,377	1,729	1,920	731	-
Municipal	-	-	-	-	-
Residential
Term	2,658	2,776	2,719	849	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$4,094	$4,929	$5,345	$2,428	$827

The First Bancorp • 2011 Form 10-k

Funding, Liquidity and Capital Resources

As of December 31, 2011, the Bank had primary sources of liquidity of $229.1 million or 17.0% of assets. It is Management’s opinion that this is appropriate. In addition, the Bank has an additional $108.3 million in borrowing capacity under the Federal Reserve Bank of Boston’s Borrower in Custody program, $31.0 million in credit lines with correspondent banks, and $114.8 million in unencumbered securities available as collateral for borrowing. These bring the Bank’s primary sources of liquidity to $485.2 million or 36.1% of assets. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank’s primary source of liquidity is deposits, which funded 71.3% of total average assets in 2011. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During 2011, total deposits decreased by $33.2 million or 3.4%, ending the year at $941.3 million compared to $974.5 million at December 31, 2010. Low-cost deposits (demand, NOW, and savings accounts) increased by $18.4 million or 6.2% during the year, money market deposits increased $7.4 million or 10.3%, and certificates of deposit decreased $59.0 million or 9.7%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is higher than the usual seasonal flow we experience each year in our marketplace. Average deposits increased $52.1 million in 2011, as shown in the following table which sets forth the average daily balance for the Bank’s principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2011	2010	2009	2011 vs. 2010
Demand deposits	$76,686	$69,260	$65,567	10.72%
NOW accounts	123,377	118,400	106,895	4.20%
Money market accounts	74,945	78,155	108,922	-4.11%
Savings	109,561	97,484	87,921	12.39%
Certificates of deposit	628,855	597,982	578,713	5.16%
Total deposits	$1,013,424	$961,281	$948,018	5.42%

The First Bancorp • 2011 Form 10-k

The average cost of deposits (including non-interest-bearing accounts) was 0.96% for the year ended December 31, 2011, compared to 1.07% for the year ended December 31, 2010 and 1.25% for the year ended December 31, 2009. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2011	2010	2009
NOW	0.26%	0.33%	0.35%
Money market	0.46%	0.69%	1.07%
Savings	0.44%	0.60%	0.62%
Certificates of deposit	1.37%	1.47%	1.75%
Total interest-bearing deposits	1.04%	1.15%	1.35%

Of all certificates of deposit, $320.4 million or 58.3% will mature by December 31, 2012. As of December 31, 2011, the Bank held a total of $332.3 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2011	2010
Within 3 Months	$140,397	$215,112
3 Months through 6 months	50,919	35,700
6 months through 12 months	38,240	26,687
Over 12 months	102,784	98,745
Total	$332,340	$376,244

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2011, the Bank’s total FHLB borrowing capacity, based upon the Bank’s holding of FHLB stock, was $260.1 million, of which $84.9 million was unused. As of December 31, 2011, advances totaled $175.1 million, with a weighted average interest rate of 1.89% and remaining maturities ranging from three days to 10 years. This compares to advances totaling $198.6 million, with a weighted average interest rate of 2.09% and remaining maturities ranging from three days to 10 years, as of December 31, 2010. The decrease in the weighted average rate paid on borrowed funds in 2011 compared to 2010 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2011 was $90.5 million, compared to $57.3 million on December 31, 2010, and $49.7 million on December 31, 2009. The weighted average rates of these agreements were 0.97% as of December 31, 2011, compared to 1.16% as of December 31, 2010 and 1.57% as of December 31, 2009.
The Bank participates in the Note Option Depository which is offered by the U.S. Treasury Department. Under the Treasury Tax and Loan Note program, the Bank accumulates tax deposits made by its customers and is eligible to receive additional Treasury Direct investments up to an established maximum balance of $5.0 million. The balances invested by the Treasury are increased and decreased at the discretion of the Treasury. The deposits are generally made at interest rates that are favorable in comparison to other borrowings. There were no Treasury Tax and Loan notes at December 31, 2011, compared to $1.4 million at December 31, 2010 and $0.6 million at December 31, 2009.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $277.4 million at the end of October in 2011, $257.3 million at the end of December in 2010, and $306.5 million at the end of February in 2009. The average amount outstanding during 2011 was $241.9 million with a weighted average interest rate of 2.05%. This compares to an average outstanding amount of $230.9 million with a weighted average interest rate of 2.76% in 2010, and an average outstanding amount of $248.3 million with a weighted average interest rate of 2.84% in 2009. The decline in average cost realized during 2011 is consistent with the interest rate policy and actions of the FOMC.

The First Bancorp • 2011 Form 10-k

Capital Resources

Shareholders’ equity as of December 31, 2011 was $150.9 million, compared to $149.8 million as of December 31, 2010. The Company’s earnings for 2011,  net of dividends paid, added to shareholders’ equity. At the same time, a $12.5 million repurchase of the Company’s preferred stock was mostly offset by a $9.5 million gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”. This gain was the result of lower interest rates resulting in higher security values.
      Capital at December 31, 2011 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders’ equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.32% on December 31, 2011 and 9.30% at December 31, 2010. To be rated “well-capitalized”, regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2011, the Company had tier-one risk-based capital of 14.40% and tier-two risk-based capital of 15.66%, versus 14.97% and 16.23%, respectively, at December 31, 2010. To be rated “well-capitalized”, regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company’s actual levels of capitalization were comfortably above the standards to be rated “well-capitalized” by regulatory authorities.
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
During 2011, the Company declared cash dividends of $0.195 per share in each quarter or $0.78 per share for the year. The Company’s dividend payout ratio (dividends declared per share divided by earnings per share) was 68.42% of earnings in 2011 compared to 70.91% in 2010 and 63.93% in 2009. The ability of the Company to pay cash dividends to its Shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $8.7 million in dividends was declared in 2011 from the Bank to the Company.
In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2012 will be that year’s net income plus $6.9 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. Fractional shares totaling five shares were repurchased from employee benefit plans in 2010. During 2011, the Company repurchased no common stock.
In 2011, 28,855 shares were issued via employee stock programs and the dividend reinvestment plan for consideration totaling $416,000. No shares of common stock were issued in conjunction with the exercise of stock options.
Except as identified in Item 1A, “Risk Factors”, Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

The First Bancorp • 2011 Form 10-k

Goodwill

On January 14, 2005, the Company completed the acquisition of FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2011, the Company completed its annual review of goodwill and determined there has been no impairment.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2011:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$265,663	135,500	10,000	70,000	50,163
Operating leases	604	142	157	136	169
Certificates of deposit	549,176	320,374	119,642	109,160	-
Total	$815,443	456,016	129,799	179,296	50,332
Unused lines, collateralized by residential real estate	59,427	59,427	-	-	-
Other unused commitments	39,313	39,313	-	-	-
Standby letters of credit	2,177	2,177	-	-	-
Commitments to extend credit	12,551	12,551	-	-	-
Total loan commitments and unused lines of credit	$113,468	113,468	-	-	-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer’s performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2011, the Company’s off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2011, the Company made capital purchases totaling $1.2 million. This cost will be amortized over an average of seven years, adding approximately $171,000 to pre-tax operating costs per year. The capital purchases included real estate improvements for branch premises and equipment related to technology.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company’s post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company’s future operating results or financial condition.

The First Bancorp • 2011 Form 10-k

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2011, was +1.55% of total assets, which compares to +2.14% of assets at December 31, 2010. ALCO’s policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company’s summarized static gap, as of December 31, 2011, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$1,218	$1,369	$22,927	$383,349
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	14,031	-	-	1,412
Loans held for sale	-	-	-	-
Loans	423,665	153,484	183,564	104,275
Other interest-earning assets	-	10,181	-	-
Non-rate-sensitive assets	11,395	819	-	61,767
Total assets	450,309	165,853	206,491	550,803
Interest-bearing deposits	284,836	145,205	227,779	207,763
Borrowed funds	137,686	-	80,000	47,977
Non-rate-sensitive liabilities and equity	11,056	16,152	32,350	182,652
Total liabilities and equity	433,578	161,357	340,129	438,392
Period gap	$16,731	$4,496	$(133,638)	$112,411
Percent of total assets	1.22%	0.33%	-9.73%	8.18%
Cumulative gap (current)	16,731	21,227	(112,411)	-
Percent of total assets	1.22%	1.55%	-8.18%	0.00%

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

The First Bancorp • 2011 Form 10-k

scenarios against earnings in a stable interest rate environment. This analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.8% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.4% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 7.6% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.0% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of December 31, 2011 and 2010 is presented in the following table:

Changes in Net Interest Income	2011	2010
Year 1
Projected changes if rates decrease by 1.0%	-0.8%	+0.6%
Projected change if rates increase by 2.0%	-0.4%	-1.5%
Year 2
Projected changes if rates decrease by 1.0%	-7.6%	-2.2%
Projected change if rates increase by 2.0%	-1.0%	-4.7%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2011, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2011, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

The First Bancorp • 2011 Form 10-k

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary
As of December 31,	2011	2010
Assets
Cash and cash equivalents	$14,115,000	$13,838,000
Interest bearing deposits in other banks	-	100,000
Securities available for sale	286,202,000	293,229,000
Securities to be held to maturity, fair value of $130,677,000 at December 31, 2011, and $110,366,000 at December 31, 2010	122,661,000	107,380,000
Federal Reserve Bank stock, at cost	1,412,000	1,412,000
Federal Home Loan Bank stock, at cost	14,031,000	14,031,000
Loans held for sale	-	2,806,000
Loans	864,988,000	887,596,000
Less allowance for loan losses	13,000,000	13,316,000
Net loans	851,988,000	874,280,000
Accrued interest receivable	4,835,000	5,263,000
Premises and equipment, net	18,842,000	18,980,000
Other real estate owned	4,094,000	4,929,000
Goodwill	27,684,000	27,684,000
Other assets	27,003,000	29,870,000
Total assets	$1,372,867,000	$1,393,802,000
Liabilities
Demand deposits	$75,750,000	$74,032,000
NOW deposits	122,775,000	119,823,000
Money market deposits	79,015,000	71,604,000
Savings deposits	114,617,000	100,870,000
Certificates of deposit	549,176,000	608,189,000
Total deposits	941,333,000	974,518,000
Borrowed funds – short term	135,500,000	127,160,000
Borrowed funds – long term	130,163,000	130,170,000
Other liabilities	15,013,000	12,106,000
Total liabilities	1,222,009,000	1,243,954,000
Commitments and contingent liabilities (notes 13, 17, 18 and 21)
Shareholders’ equity
Preferred stock, $1,000 preference value per share	12,303,000	24,705,000
Common stock, one cent par value per share	98,000	98,000
Additional paid-in capital	45,829,000	45,474,000
Retained earnings	85,314,000	81,701,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale, net of tax of $3,985,000 in 2011 and tax benefit of $1,108,000 in 2010	7,401,000	(2,057,000)
Net unrealized loss on post-retirement benefit costs, net of tax benefit of $47,000 in 2011 and $39,000 in 2010	(87,000)	(73,000)
Total shareholders’ equity	150,858,000	149,848,000
Total liabilities and shareholders’ equity	$1,372,867,000	$1,393,802,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	9,812,180	9,773,025
Book value per share	$14.12	$12.80
Tangible book value per common share	$11.30	$9.97
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp • 2011 Form 10-k

Consolidated Statements of Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2011	2010	2009
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $696,000 in 2011, $868,000 in 2010, and $1,472,000 in 2009)	$39,805,000	$43,903,000	$49,277,000
Interest on deposits with other banks	12,000	6,000	1,000
Interest and dividends on investments (includes tax-exempt income of $4,332,000 in 2011, $3,373,000 in 2010, and $2,980,000 in 2009)	15,885,000	13,351,000	13,291,000
Total interest and dividend income	55,702,000	57,260,000	62,569,000
Interest expense
Interest on deposits	9,746,000	10,297,000	11,872,000
Interest on borrowed funds	4,963,000	6,374,000	7,044,000
Total interest expense	14,709,000	16,671,000	18,916,000
Net interest income	40,993,000	40,589,000	43,653,000
Provision for loan losses	10,550,000	8,400,000	12,160,000
Net interest income after provision for loan losses	30,443,000	32,189,000	31,493,000
Non-interest income
Fiduciary and investment management income	1,506,000	1,455,000	1,331,000
Service charges on deposit accounts	2,688,000	2,838,000	2,516,000
Net securities gains	3,293,000	2,000	-
Mortgage origination and servicing income	1,138,000	1,796,000	2,341,000
Other operating income	3,125,000	3,044,000	6,566,000
Total non-interest income	11,750,000	9,135,000	12,754,000
Non-interest expense
Salaries and employee benefits	12,245,000	11,927,000	10,935,000
Occupancy expense	1,583,000	1,536,000	1,580,000
Furniture and equipment expense	2,144,000	2,209,000	2,273,000
FDIC insurance premiums	1,391,000	1,931,000	1,666,000
Net securities losses	-	-	150,000
Other than temporary impairment charge	-	-	916,000
Amortization of core deposit intangible	283,000	283,000	283,000
Other operating expenses	8,392,000	7,244,000	8,855,000
Total non-interest expense	26,038,000	25,130,000	26,658,000
Income before income taxes	16,155,000	16,194,000	17,589,000
Income tax expense	3,791,000	4,078,000	4,547,000
Net income	$12,364,000	$12,116,000	$13,042,000
Less dividends and amortization of premium on preferred stock	1,208,000	1,348,000	1,161,000
Net income available to common shareholders	$11,156,000	$10,768,000	$11,881,000
Earnings per common share
Basic earnings per share	$1.14	$1.10	$1.22
Diluted earnings per share	1.14	1.10	1.22
Cash dividends declared per share	0.780	0.780	0.780
Weighted average number of shares outstanding	9,788,610	9,760,760	9,721,172
Incremental shares	9,619	4,726	12,072
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp • 2011 Form 10-k

Consolidated Statements of Changes in Shareholders’ Equity
The First Bancorp, Inc. and Subsidiary

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2008	$-	9,696,397	$44,214,000	$74,057,000	$(1,090,000)	$117,181,000
Net income	-	-	-	13,042,000	-	13,042,000
Net unrealized gain on securities available for sale, net of taxes of $374,000	-	-	-	-	694,000	694,000
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $32,000	-	-	-	-	60,000	60,000
Comprehensive income	-	-	-	13,042,000	754,000	13,796,000
Cash dividends declared	-	-	-	(8,649,000)	-	(8,649,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Proceeds from sale of preferred stock	25,000,000	-	-	-	-	25,000,000
Discount on preferred stock issuance	(493,000)	-	493,000	-	-	-
Amortization of discount on preferred stock	99,000	-	(99,000)	-	-	-
Payment to repurchase common stock	-	(15,925)	(263,000)	-	-	(263,000)
Proceeds from sale of common stock	-	63,698	836,000	-	-	836,000
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	12,116,000	-	12,116,000
Net unrealized loss on securities available for sale, net of tax benefit of $1,041,000	-	-	-	-	(1,932,000)	(1,932,000)
Unrecognized actuarial gain for post-retirement benefits, net of taxes of $75,000	-	-	-	-	138,000	138,000
Comprehensive income	-	-	-	12,116,000	(1,794,000)	10,322,000
Cash dividends declared	-	-	-	(8,865,000)	-	(8,865,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Amortization of discount for preferred stock issuance	99,000	-	(99,000)	-	-	-
Proceeds from sale of common stock	-	28,855	416,000	-	-	416,000
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
The First Bancorp • 2011 Form 10-k

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	12,364,000	-	12,364,000
Net unrealized gain on securities available for sale, net of taxes of $5,093,000	-	-	-	-	9,458,000	9,458,000
Unrecognized actuarial loss for post-retirement benefits, net of tax benefit of $8,000	-	-	-	-	(14,000)	(14,000)
Comprehensive income	-	-	-	12,364,000	9,444,000	21,808,000
Cash dividends declared	-	-	-	(8,751,000)	-	(8,751,000)
Equity compensation expense	-	-	22,000	-	-	22,000
Amortization of discount for preferred stock issuance	98,000	-	(98,000)	-	-	-
Payment to repurchase preferred stock	(12,500,000)	-	-	-	-	(12,500,000)
Proceeds from sale of common stock	-	39,155	431,000	-	-	431,000
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp • 2011 Form 10-k

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary
For the years ended December 31,	2011	2010	2009
Cash flows from operating activities
Net income	$12,364,000	$12,116,000	$13,042,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,355,000	1,394,000	1,483,000
Change in deferred income taxes	730,000	395,000	(1,210,000)
Provision for loan losses	10,550,000	8,400,000	12,160,000
Loans originated for resale	(34,304,000)	(65,726,000)	(117,282,000)
Proceeds from sales of loans	37,110,000	65,796,000	115,704,000
Net (gain) loss on sale or call of securities	(3,293,000)	(2,000)	150,000
Write-down of securities available for sale	-	-	916,000
Net amortization (accretion) of investment premiums and discounts	3,583,000	899,000	(2,774,000)
Net (gain) loss on sale of other real estate owned	(7,000)	122,000	223,000
Provision for losses on other real estate owned	1,284,000	352,000	481,000
Equity compensation expense	22,000	37,000	37,000
Net change in other assets and accrued interest receivable	1,288,000	177,000	(4,013,000)
Net change in other liabilities	(1,596,000)	1,139,000	(728,000)
Net loss on sale of premises and equipment	5,000	-	11,000
Amortization of investments in limited partnerships	390,000	300,000	275,000
Net acquisition amortization	244,000	251,000	260,000
Net cash provided by operating activities	29,725,000	25,650,000	18,735,000
Cash flows from investing activities
Purchase of time deposits in other banks	-	(100,000)	-
Maturity of time deposits in other banks	100,000	-	-
Proceeds from sales of securities available for sale	140,417,000	202,000	4,051,000
Proceeds from maturities, payments, calls of securities available for sale	42,756,000	101,223,000	10,255,000
Proceeds from maturities, payments, calls of securities held to maturity	28,644,000	84,287,000	183,973,000
Proceeds from sales of other real estate owned	5,124,000	3,722,000	820,000
Purchases of securities available for sale	(161,386,000)	(316,453,000)	(81,853,000)
Investments in limited partnerships	-	-	(1,371,000)
Purchases of securities to be held to maturity	(44,424,000)	(1,363,000)	(138,186,000)
Purchases of Federal Reserve Bank stock	-	-	(750,000)
Net decrease in loans	6,176,000	52,395,000	15,017,000
Capital expenditures	(1,222,000)	(2,043,000)	(3,798,000)
Proceeds from sale of premises and equipment	-	-	1,000
Net cash provided (used) in investing activities	16,185,000	(78,130,000)	(11,841,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	25,828,000	(241,000)	(22,217,000)
Net increase (decrease) in certificates of deposit	(58,981,000)	52,124,000	19,164,000
Advances on long-term borrowings	30,000,000	30,000,000	10,000,000
Repayments on long-term borrowings	(30,000,000)	(50,000,000)	(27,000,000)
Net increase (decrease) in short-term borrowings	8,340,000	27,552,000	(5,289,000)
Proceeds from issuance of preferred stock	-	-	25,000,000
Repurchase of preferred stock	(12,500,000)	-	-
Payments to repurchase common stock	-	-	(263,000)
Proceeds from sale of common stock	431,000	416,000	836,000
Dividends paid	(8,751,000)	(8,865,000)	(8,649,000)
Net cash provided (used) by financing activities	(45,633,000)	50,986,000	(8,418,000)
Net increase (decrease) in cash and cash equivalents	277,000	(1,494,000)	(1,524,000)
Cash and cash equivalents at beginning of year	13,838,000	15,332,000	16,856,000
Cash and cash equivalents at end of year	$14,115,000	$13,838,000	$15,332,000
Interest paid	$14,901,000	$16,824,000	$19,160,000
Income taxes paid	3,037,000	3,317,000	5,859,000
Non-cash transactions:
Transfer from loans to other real estate owned	5,566,000	3,780,000	4,441,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp • 2011 Form 10-k

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

Subsequent Events
Events occurring subsequent to December 31, 2011, have been evaluated as to their potential impact to the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment of securities.

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

Allowance for Loan Losses
Loans considered to be uncollectible are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level determined by Management to be appropriate to absorb probable losses. This allowance is increased by provisions charged to operating expenses and recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. In determining the appropriate level of allowance for loan losses, Management takes into consideration several factors, including reviews of individual non-performing loans and performing loans listed on the watch report requiring periodic evaluation, loan portfolio size by category, recent loss experience, delinquency trends and current economic conditions. For all loan classes, loans over 30 days past due are considered delinquent. Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

Troubled Debt Restructured
A troubled debt restructured (“TDR”) constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan to first determine if the borrower demonstrates financial difficulty. Common indicators of this include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender. If the borrower is experiencing financial difficulty and concessions are granted, such as maturity date extension, interest rate adjustments to below market pricing, or a deferment of payments, the loan will generally be classified as a TDR.

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Annual amortization expense for 2011, 2010 and 2009 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2011, the Company determined goodwill and other intangible assets were not impaired.

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

Accrual of Interest Income and Expense
Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. For all classes of loans, recording of interest income on problem loans, which includes impaired loans, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes impaired loans, are applied to reduce the loan’s principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months,and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

The First Bancorp • 2011 Form 10-k

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

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, and unrealized gains and loss related to post-retirement benefit costs, net of tax, and is disclosed in the consolidated statements of changes in shareholders’ equity.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2011 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $629,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp • 2011 Form 10-k

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2011 and 2010:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2011	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government sponsored agencies	$-	$-	$-	$-
Mortgage-backed securities	191,924,000	6,486,000	(178,000)	198,232,000
State and political subdivisions	80,259,000	5,484,000	(17,000)	85,726,000
Corporate securities	1,098,000	-	(287,000)	811,000
Other equity securities	1,535,000	37,000	(139,000)	1,433,000
	$274,816,000	$12,007,000	$(621,000)	$286,202,000
Securities to be held to maturity
U.S. Government sponsored agencies	$19,390,000	$132,000	$-	$19,522,000
Mortgage-backed securities	56,800,000	3,900,000	(3,000)	60,697,000
State and political subdivisions	46,171,000	4,159,000	(172,000)	50,158,000
Corporate securities	300,000	-	-	300,000
	$122,661,000	$8,191,000	$(175,000)	$130,677,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2010	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Government sponsored agencies	$15,380,000	$665,000	$-	$16,045,000
Mortgage-backed securities	236,126,000	1,024,000	(2,736,000)	234,414,000
State and political subdivisions	43,404,000	171,000	(2,051,000)	41,524,000
Corporate securities	1,113,000	-	(247,000)	866,000
Other equity securities	371,000	19,000	(10,000)	380,000
	$296,394,000	$1,879,000	$(5,044,000)	$293,229,000
Securities to be held to maturity
U.S. Government sponsored agencies	$2,190,000	$35,000	$-	$2,225,000
Mortgage-backed securities	55,710,000	2,656,000	(144,000)	58,222,000
State and political subdivisions	49,330,000	1,102,000	(663,000)	49,769,000
Corporate securities	150,000	-	-	150,000
	$107,380,000	$3,793,000	$(807,000)	$110,366,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The First Bancorp • 2011 Form 10-k

The following table summarizes the contractual maturities of investment securities at December 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$6,617,000	$6,773,000	$5,179,000	$5,227,000
Due in 1 to 5 years	18,792,000	19,473,000	10,085,000	10,654,000
Due in 5 to 10 years	23,219,000	24,065,000	23,027,000	24,694,000
Due after 10 years	224,653,000	234,458,000	84,370,000	90,102,000
Equity securities	1,535,000	1,433,000	-	-
	$274,816,000	$286,202,000	$122,661,000	$130,677,000

The following table summarizes the contractual maturities of investment securities at December 31, 2010:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$-	$-	$1,195,000	$1,203,000
Due in 1 to 5 years	2,950,000	3,099,000	5,475,000	5,749,000
Due in 5 to 10 years	2,385,000	2,404,000	13,838,000	14,435,000
Due after 10 years	290,688,000	287,346,000	86,872,000	88,979,000
Equity securities	371,000	380,000	-	-
	$296,394,000	$293,229,000	$107,380,000	$110,366,000

At December 31, 2011, securities with a fair value of $141,506,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $113,023,000, as of December 31, 2010 pledged for the same purpose.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for 2011, 2010 and 2009:

	2011	2010	2009
Proceeds from sales	$140,417,000	$202,000	$4,051,000
Gross gains	4,020,000	2,000	20,000
Gross losses	(727,000)	-	(170,000)
Net gain (loss)	$3,293,000	$2,000	$(150,000)
Related income taxes	$1,153,000	$1,000	$(52,000)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in  other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

Years ended December 31,	2011	2010	2009
Balance at beginning of year	$(2,057,000)	$(125,000)	$(819,000)
Unrealized gains (losses) arising during the period	17,844,000	(2,971,000)	918,000
Realized (gains) losses during the period	(3,293,000)	(2,000)	150,000
Related deferred taxes	(5,093,000)	1,041,000	(374,000)
Net change	9,458,000	(1,932,000)	694,000
Balance at end of year	$7,401,000	$(2,057,000)	$(125,000)

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2011, there were 29 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for

The First Bancorp • 2011 Form 10-k

12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of December 31, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	12,489,000	(25,000)	6,780,000	(156,000)	19,269,000	(181,000)
State and political subdivisions	1,984,000	(17,000)	1,667,000	(172,000)	3,651,000	(189,000)
Corporate securities	-	-	811,000	(287,000)	811,000	(287,000)
Other equity securities	154,000	(120,000)	34,000	(19,000)	188,000	(139,000)
	$14,627,000	$(162,000)	$9,292,000	$(634,000)	$23,919,000	$(796,000)

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

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	160,767,000	(2,654,000)	5,348,000	(226,000)	166,115,000	(2,880,000)
State and political subdivisions	44,513,000	(2,307,000)	1,355,000	(407,000)	45,868,000	(2,714,000)
Corporate securities	-	-	866,000	(247,000)	866,000	(247,000)
Other equity securities	-	-	56,000	(10,000)	56,000	(10,000)
	$205,280,000	$(4,961,000)	$7,625,000	$(890,000)	$212,905,000	$(5,851,000)

Federal Home Loan Bank stock and Federal Reserve Bank stock have also been evaluated for impairment. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of
FHLB stock, calculated periodically based primarily on the Bank’s level of borrowings from the FHLB. The Company uses the FHLB for much of its wholesale funding needs. As of December 31, 2011 and 2010, the Company’s investment in FHLB stock totaled $14.0 million.
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
Although the Company had no dividend income on its FHLB stock in 2010, in each of the four quarters of 2011, FHLB’s board of directors declared a dividend equal to an annual yield of 0.30%. FHLB’s board of directors anticipates that it will continue to declare modest cash dividends through 2012, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp • 2011 Form 10-k

Note 4. Loan Servicing

At December 31, 2011 and 2010, the Bank serviced loans for others totaling $238,221,000 and $248,872,000, respectively. Net gains from the sale of loans totaled $756,000 in 2011, $977,000 in 2010, and $962,000 in 2009. In 2011, mortgage servicing rights of $368,000 were capitalized and amortization for the year totaled $573,000. At December 31, 2011, mortgage servicing rights had a fair value of $1,581,000. In 2010, mortgage servicing rights of $646,000 were capitalized and amortization for the year totaled $450,000. At December 31, 2010, mortgage servicing rights had a fair value of $1,684,000.
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Topic 860, “Transfers and Servicing”, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2011, the prepayment assumption using the PSA model was 329, which translates into an anticipated prepayment rate of 19.74%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 5.11%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2011	2010
Mortgage servicing rights	$6,099,000	$5,732,000
Accumulated amortization	(4,837,000)	(4,265,000)
Impairment reserve	(61,000)	(23,000)
	$1,201,000	$1,444,000

Note 5. Loans

The following table shows the composition of the Company’s loan portfolio as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Commercial
Real estate	$255,424,000	29.5%	$245,540,000	27.7%
Construction	32,574,000	3.8%	41,869,000	4.7%
Other	86,982,000	10.1%	101,462,000	11.4%
Municipal	16,221,000	1.9%	21,833,000	2.5%
Residential
Term	341,286,000	39.5%	337,927,000	38.1%
Construction	10,469,000	1.2%	15,512,000	1.7%
Home equity line of credit	105,244,000	12.1%	105,297,000	11.9%
Consumer	16,788,000	1.9%	18,156,000	2.0%
Total loans	$864,988,000	100.0%	$887,596,000	100.0%

Loan balances include net deferred loan costs of $1,386,000 in 2011 and $1,341,000 in 2010. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $211,597,000 and $192,911,000 at December 31, 2011 and 2010, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $218,417,000 at December 31, 2011 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2011 and 2010, non-accrual loans were $27,806,000 and $21,175,000, respectively. As of December 31, 2011, 2010 and 2009, interest income which would have been recognized on these loans, if interest had been accrued, was $1,052,000, $1,334,000, and $1,297,000, respectively. Loans more than 90 days past due accruing interest totaled $1,170,000 at December 31, 2011 and $1,116,000 at December 31, 2010. The Company continues to

The First Bancorp • 2011 Form 10-k

accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
Loans to directors, officers and employees totaled $37,935,000 at December 31, 2011 and $40,015,000 at December 31, 2010. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2011	2010
Balance at beginning of year	$25,525,000	$25,375,000
New loans	237,000	934,000
Repayments	(1,211,000)	(784,000)
Balance at end of year	$24,551,000	$25,525,000

Information on the past-due status of loans as of December 31, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,872,000	$3,992,000	$6,864,000	$248,560,000	$255,424,000	$-
Construction	174,000	1,603,000	1,777,000	30,797,000	32,574,000	-
Other	1,431,000	1,192,000	2,623,000	84,359,000	86,982,000	52,000
Municipal	-	-	-	16,221,000	16,221,000	-
Residential
Term	3,331,000	8,843,000	12,174,000	329,112,000	341,286,000	1,118,000
Construction	-	1,198,000	1,198,000	9,271,000	10,469,000	-
Home equity line of credit	480,000	1,134,000	1,614,000	103,630,000	105,244,000	-
Consumer	331,000	16,000	347,000	16,441,000	16,788,000	-
Total	$8,619,000	$17,978,000	$26,597,000	$838,391,000	$864,988,000	$1,170,000

Information on the past-due status of loans as of December 31, 2010, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,055,000	$4,000,000	$6,055,000	$239,485,000	$245,540,000	$-
Construction	120,000	937,000	1,057,000	40,812,000	41,869,000	-
Other	3,070,000	1,370,000	4,440,000	97,022,000	101,462,000	524,000
Municipal	-	-	-	21,833,000	21,833,000	-
Residential
Term	4,535,000	7,696,000	12,231,000	325,696,000	337,927,000	585,000
Construction	104,000	1,724,000	1,828,000	13,684,000	15,512,000	-
Home equity line of credit	1,564,000	474,000	2,038,000	103,259,000	105,297,000	-
Consumer	259,000	7,000	266,000	17,890,000	18,156,000	7,000
Total	$11,707,000	$16,208,000	$27,915,000	$859,681,000	$887,596,000	$1,116,000

For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is “in the process of collection” if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

The First Bancorp • 2011 Form 10-k

Information on nonaccrual loans as of December 31, 2011 and 2010 is presented in the following table:

	As of December 31
	2011	2010
Commercial
Real estate	$7,064,000	$5,946,000
Construction	2,350,000	937,000
Other	5,784,000	1,753,000
Municipal	-	-
Residential
Term	10,194,000	8,347,000
Construction	1,198,000	3,567,000
Home equity line of credit	1,163,000	519,000
Consumer	53,000	106,000
Total	$27,806,000	$21,175,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2011	2010	2009
Average investment in impaired loans	$28,777,000	$25,836,000	$16,263,000
Interest income recognized on impaired loans, all on cash basis	598,000	143,000	70,000

As of December 31,	2011	2010
Balance of impaired loans	$42,120,000	$25,283,000
Less portion for which no allowance for loan losses is allocated	(27,897,000)	(15,773,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$14,223,000	$9,510,000
Portion of allowance for loan losses allocated to the impaired loan balance	$2,058,000	$1,256,000

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is typically established for the difference. The change in present value of expected future cash flows due to the passage of time is recorded to the provision for loan losses.

The First Bancorp • 2011 Form 10-k

A breakdown of impaired loans by category as of December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$-	$5,212,000	$23,000
Construction	5,172,000	5,172,000	-	1,072,000	143,000
Other	6,022,000	6,022,000	-	1,918,000	28,000
Municipal	-	-	-	-	-
Residential
Term	9,875,000	9,875,000	-	9,493,000	54,000
Construction	468,000	468,000	-	961,000	-
Home equity line of credit	739,000	739,000	-	646,000	-
Consumer	37,000	37,000	-	39,000	-
	$27,897,000	$27,897,000	$-	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	-
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	-	-	-	-	-
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	-
Home equity line of credit	424,000	424,000	91,000	272,000	-
Consumer	16,000	16,000	11,000	57,000	-
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,318,000	143,000
Other	7,042,000	7,042,000	402,000	2,600,000	47,000
Municipal	-	-	-	-	-
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	-
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	-
Consumer	53,000	53,000	11,000	96,000	-
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp • 2011 Form 10-k

A breakdown of impaired loans by category as of December 31, 2010, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$3,531,000	$3,531,000	$-	$3,967,000	$-
Construction	257,000	257,000	-	271,000	-
Other	1,256,000	1,256,000	-	1,484,000	-
Municipal	-	-	-	-	-
Residential
Term	6,804,000	6,804,000	-	7,814,000	-
Construction	3,567,000	3,567,000	-	2,573,000	-
Home equity line of credit	319,000	319,000	-	196,000	-
Consumer	39,000	39,000	-	20,000	-
	$15,773,000	$15,773,000	$-	$16,325,000	$-
With an Allowance Recorded
Commercial
Real estate	$2,415,000	$2,415,000	$192,000	$2,925,000	$13,000
Construction	680,000	680,000	152,000	305,000	-
Other	497,000	497,000	291,000	912,000	-
Municipal	-	-	-	-	-
Residential
Term	5,651,000	5,651,000	432,000	4,869,000	127,000
Construction	-	-	-	281,000	-
Home equity line of credit	200,000	200,000	122,000	87,000	3,000
Consumer	67,000	67,000	67,000	132,000	-
	$9,510,000	$9,510,000	$1,256,000	$9,511,000	$143,000
Total
Commercial
Real estate	$5,946,000	$5,946,000	$192,000	$6,892,000	$13,000
Construction	937,000	937,000	152,000	576,000	-
Other	1,753,000	1,753,000	291,000	2,396,000	-
Municipal	-	-	-	-	-
Residential
Term	12,455,000	12,455,000	432,000	12,683,000	127,000
Construction	3,567,000	3,567,000	-	2,854,000	-
Home equity line of credit	519,000	519,000	122,000	283,000	3,000
Consumer	106,000	106,000	67,000	152,000	-
	$25,283,000	$25,283,000	$1,256,000	$25,836,000	$143,000

The First Bancorp • 2011 Form 10-k

Note 6. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors considered for each class include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The following table summarizes the composition of the allowance for loan losses, by loan portfolio segment and class, as of December 31, 2011 and 2010:

As of December 31,	2011	2010
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$808,000	$192,000
Construction	33,000	152,000
Other	402,000	291,000
Municipal	-	-
Residential
Term	478,000	432,000
Construction	235,000	-
Home equity line of credit	91,000	122,000
Consumer	11,000	67,000
Total	$2,058,000	$1,256,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$4,851,000	$5,068,000
Construction	625,000	860,000
Other	1,661,000	2,086,000
Municipal	19,000	19,000
Residential
Term	681,000	976,000
Construction	20,000	44,000
Home equity line of credit	504,000	548,000
Consumer	573,000	579,000
Unallocated	2,008,000	1,880,000
Total	$10,942,000	$12,060,000
Total Allowance for Loan Losses
Commercial
Real estate	$5,659,000	$5,260,000
Construction	658,000	1,012,000
Other	2,063,000	2,377,000
Municipal	19,000	19,000
Residential
Term	1,159,000	1,408,000
Construction	255,000	44,000
Home equity line of credit	595,000	670,000
Consumer	584,000	646,000
Unallocated	2,008,000	1,880,000
Total	$13,000,000	$13,316,000

The First Bancorp • 2011 Form 10-k

The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for types or portfolios of loans based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of  delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices,  and other factors as applicable; and (4) unallocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance. A breakdown of the allowance for loan losses as of December 31, 2011 and 2010, by loan segment and allowance element, is presented in the following tables:

As of December 31, 2011	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808,000	$2,578,000	$2,273,000	$-	$5,659,000
Construction	33,000	332,000	293,000	-	658,000
Other	402,000	883,000	778,000	-	2,063,000
Municipal	-	-	19,000	-	19,000
Residential
Term	478,000	222,000	459,000	-	1,159,000
Construction	235,000	6,000	14,000	-	255,000
Home equity line of credit	91,000	149,000	355,000	-	595,000
Consumer	11,000	331,000	242,000	-	584,000
Unallocated	-	-	-	2,008,000	2,008,000
	$2,058,000	$4,501,000	$4,433,000	$2,008,000	$13,000,000
As of December 31, 2010	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$192,000	$2,183,000	$2,885,000	$-	$5,260,000
Construction	152,000	370,000	490,000	-	1,012,000
Other	291,000	899,000	1,187,000	-	2,377,000
Municipal	-	-	19,000	-	19,000
Residential
Term	432,000	401,000	575,000	-	1,408,000
Construction	-	18,000	26,000	-	44,000
Home equity line of credit	122,000	72,000	476,000	-	670,000
Consumer	67,000	324,000	255,000	-	646,000
Unallocated	-	-	-	1,880,000	1,880,000
	$1,256,000	$4,267,000	$5,913,000	$1,880,000	$13,316,000

Risk Characteristics
Commercial loans are comprised of three major categories, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Commercial construction loans comprise a very small portion of the portfolio, and at 26.4% of capital are well under the regulatory guidance of 100.0% of capital. Construction and non-owner-occupied

The First Bancorp • 2011 Form 10-k

commercial real estate loans are at 89.6% of total capital, well under regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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
7      Substandard
Loans in this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize full repayment upon the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank may sustain some loss if the deficiencies are not corrected.
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

The First Bancorp • 2011 Form 10-k

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2011:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$23,000	$-	$465,000	$2,158,000	$2,646,000
2 Above average	21,334,000	-	4,229,000	7,509,000	33,072,000
3 Satisfactory	33,119,000	1,365,000	10,981,000	3,861,000	49,326,000
4 Average	106,171,000	17,125,000	31,600,000	2,693,000	157,589,000
5 Watch	44,215,000	3,287,000	17,893,000	-	65,395,000
6 OAEM	18,309,000	2,320,000	5,303,000	-	25,932,000
7 Substandard	31,575,000	7,323,000	16,362,000	-	55,260,000
8 Doubtful	678,000	1,154,000	149,000	-	1,981,000
Total	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$391,201,000

The following table summarizes the risk ratings for the Company’s commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2010:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$48,000	$-	$395,000	$2,481,000	$2,924,000
2 Above average	20,365,000	10,000	4,483,000	11,453,000	36,311,000
3 Satisfactory	42,600,000	4,694,000	16,052,000	4,900,000	68,246,000
4 Average	107,167,000	22,177,000	41,972,000	2,999,000	174,315,000
5 Watch	27,898,000	6,347,000	12,203,000	-	46,448,000
6 OAEM	19,496,000	3,715,000	6,463,000	-	29,674,000
7 Substandard	27,966,000	4,926,000	19,894,000	-	52,786,000
8 Doubtful	-	-	-	-	-
Total	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$410,704,000

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
There were no changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2011.  Allowance for loan losses transactions for the years ended December 31, 2011, 2010 and 2009 were as follows:

The First Bancorp • 2011 Form 10-k

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	1,619,000	346,000	6,473,000	19,000	1,421,000	505,000	415,000	381,000	-	11,179,000
Recoveries	23,000	-	42,000	18,000	7,000	-	1,000	222,000	-	313,000
Provision	1,995,000	(8,000)	6,117,000	1,000	1,165,000	716,000	339,000	97,000	128,000	10,550,000
Ending balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Ending balance individually evaluated for impairment	$808,000	$33,000	$402,000	$-	$478,000	$235,000	$91,000	$11,000	$-	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances:
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$-	$864,988,000
Ending balance individually evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$-	$16,821,000	$1,198,000	$1,163,000	$53,000	$-	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$-	$822,868,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance individually evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance individually evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,455,000	$3,567,000	$519,000	$106,000	$-	$25,283,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,472,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,313,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2009	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$3,471,000	$551,000	$2,181,000	$20,000	$716,000	$41,000	$482,000	$662,000	$676,000	$8,800,000
Charge offs	2,430,000	-	2,329,000	-	1,767,000	47,000	177,000	826,000	-	7,576,000
Recoveries	-	-	79,000	-	59,000	-	1,000	114,000	-	253,000
Provision	3,945,000	256,000	3,432,000	3,000	2,190,000	180,000	209,000	767,000	1,178,000	12,160,000
Ending balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Ending balance individually evaluated for impairment	$701,000	$36,000	$987,000	$-	$271,000	$125,000	$-	$76,000	$-	$2,196,000
Ending balance collectively evaluated for impairment	$4,285,000	$771,000	$2,376,000	$23,000	$927,000	$49,000	$515,000	$641,000	$1,854,000	$11,441,000
Related loan balances:
Ending balance	$240,178,000	$48,714,000	$114,486,000	$45,952,000	$367,267,000	$17,361,000	$94,324,000	$24,210,000	$-	$952,492,000
Ending balance individually evaluated for impairment	$6,198,000	$458,000	$2,638,000	$-	$13,149,000	$3,182,000	$143,000	$75,000	$-	$25,843,000
Ending balance collectively evaluated for impairment	$233,980,000	$48,256,000	$111,848,000	$45,952,000	$354,118,000	$14,179,000	$94,181,000	$24,135,000	$-	$926,649,000

A TDR constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
The Bank applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2011 we had 59 loans with a value of $22.9 million that have been restructured. This compares to 32 loans with a value of $5.5 million classified as TDRs as of December 31, 2010. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell. The following table shows TDRs by class and the specific reserve as of December 31, 2011:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	4	$3,078,000	$273,000
Construction	3	4,506,000	-
Other	9	5,350,000	97,000
Municipal	-	-	-
Residential
Term	43	9,924,000	363,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Unallocated	-	-	-
	59	$22,858,000	$733,000

During the year ending December 31, 2011, 31 loans were placed on TDR status with an outstanding balance of $18.3 million. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in 2011 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	4	$3,078,000	$3,078,000	$273,000
Construction	3	4,506,000	4,506,000	-
Other	9	5,350,000	5,350,000	97,000
Municipal	-	-	-	-
Residential
Term	15	5,391,000	5,391,000	258,000
Construction	-	-	-	-
Home equity line of credit	-	-	-	-
Consumer	-	-	-	-
Unallocated	-	-	-	-
	31	$18,325,000	$18,325,000	$628,000

As of December 31, 2011, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,035,000. As of December 31, 2011, there were 19 loans with an outstanding balance of $3.4 million that were classified as TDRs and were on non-accrual status.

The First Bancorp • 2011 Form 10-k

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2011	2010
Land	$4,123,000	$4,028,000
Land improvements	693,000	686,000
Buildings	15,415,000	14,764,000
Equipment	10,201,000	9,961,000
	30,432,000	29,439,000
Less accumulated depreciation	11,590,000	10,459,000
	$18,842,000	$18,980,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2011	2010
Real estate acquired in settlement of loans	$4,094,000	$4,929,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2011	2010	2009
Balance at beginning of year	$132,000	$583,000	$325,000
Losses charged to allowance	(980,000)	(803,000)	(223,000)
Provision charged to operating expenses	1,284,000	352,000	481,000
Balance at end of year	$436,000	$132,000	$583,000

Note 9. Goodwill

On January 14, 2005, the Company acquired FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”.  As of December 31, 2011, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

The First Bancorp • 2011 Form 10-k

Note 10. Income Taxes

The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2011	2010	2009
Federal income tax
Current	$2,828,000	$3,450,000	$5,520,000
Deferred	730,000	395,000	(1,210,000)
	3,558,000	3,845,000	4,310,000
State franchise tax	233,000	233,000	237,000
	$3,791,000	$4,078,000	$4,547,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2011	2010	2009
Expected tax expense	$5,654,000	$5,668,000	$6,156,000
Non-taxable income	(1,794,000)	(1,527,000)	(1,555,000)
State franchise tax, net of federal tax benefit	152,000	151,000	154,000
Tax credits, net of amortization	(383,000)	(345,000)	(345,000)
Other	162,000	131,000	137,000
	$3,791,000	$4,078,000	$4,547,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2011 and 2010 are as follows:

	2011	2010
Allowance for loan losses	$4,550,000	$4,662,000
OREO	153,000	46,000
Assets related to FNB acquisition	5,000	-
Accrued pension and post-retirement	1,293,000	1,187,000
Unrealized loss on securities available for sale	-	1,108,000
Other than temporary impairment of securities available for sale	-	321,000
Other assets	52,000	56,000
Total deferred tax asset	6,053,000	7,380,000
Net deferred loan costs	(664,000)	(663,000)
Depreciation	(2,236,000)	(2,138,000)
Unrealized gain on securities available for sale	(3,985,000)	-
Mortgage servicing rights	(421,000)	(506,000)
Core deposit intangible	(303,000)	(401,000)
Liabilities related to FNB acquisition	-	(1,000)
Other liabilities	(794,000)	(204,000)
Total deferred tax liability	(8,403,000)	(3,913,000)
Net deferred tax asset (liability)	$(2,350,000)	$3,467,000

At December 31, 2011, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $589,000 and $530,000 for each of the years ended December 31, 2011 and 2010, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $390,000 and $300,000 for the years ended December 31, 2011 and 2010, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these

The First Bancorp • 2011 Form 10-k

investments was $2,022,000 and $2,412,000 at December 31, 2011 and 2010, respectively, and is recorded in other assets. The Company’s total exposure to these limited partnerships was $5,522,000 and $5,912,000, at December 31, 2011 and 2010, respectively, which is comprised of the Company’s equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010.

Note 11. Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Certificates of deposit < $100,000	$216,836,000	$231,945,000
Certificates $100,000 to $250,000	309,841,000	338,452,000
Certificates $250,000 and over	22,499,000	37,792,000
	$549,176,000	$608,189,000

At December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	Greater than $100,000	All Certificates of Deposit
2012	$90,818,000	$229,556,000	$320,374,000
2013	17,901,000	31,400,000	49,301,000
2014	49,153,000	21,188,000	70,341,000
2015	48,760,000	39,610,000	88,370,000
2016	10,204,000	10,586,000	20,790,000
	$216,836,000	$332,340,000	$549,176,000

Interest on certificates of deposit of $100,000 or more was $3,606,000, $3,724,000, and $3,901,000 in 2011, 2010 and 2009, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2011, the Bank’s total FHLB borrowing capacity, based on its holding of FHLB stock, was $260,068,000 of which $84,920,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2011, had fixed rates of interest until their respective maturity dates. Under the Treasury Tax & Loan Note program, the Bank accumulates tax deposits made by customers and is eligible to receive Treasury Direct investments up to an established maximum balance. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $31.0 million in credit lines with correspondent banks and a credit facility of $103,096,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.
Borrowed funds at December 31, 2011 and 2010 have the following range of interest rates and maturity dates:

The First Bancorp • 2011 Form 10-k

As of December 31, 2011
Federal Home Loan Bank Advances
2012	0.15%-0.32%	$44,985,000
2013	-	-
2014	2.73%-3.20%	10,000,000
2015	2.03%-2.98%	40,000,000
2016	1.31%-1.39%	30,000,000
2017 and thereafter	0.00%-3.69%	50,163,000
		175,148,000
Treasury Tax & Loan Notes (rate at December 31, 2011 was 0.00%)	variable	-
Repurchase agreements
Municipal and commercial customers	0.40%-2.09%	90,515,000
		$265,663,000

As of December 31, 2010
Federal Home Loan Bank Advances
2011	0.23% - 0.52%	$68,441,000
2012	4.39%	10,000,000
2013	3.49%	10,000,000
2014	2.73% - 3.89%	20,000,000
2015	2.03% - 2.98%	40,000,000
2016 and thereafter	0.00% - 3.69%	50,170,000
		198,611,000
Treasury Tax & Loan Notes (rate at December 31, 2010 was 0.00%)	variable	1,427,000
Repurchase agreements
Municipal and commercial customers	0.65% - 2.34%	57,292,000
		$257,330,000

Note 13. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed six months of service. Employees may contribute up to $16,500 of their compensation if under age 50 and $22,000 if over age 50, and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2011, 2010, and 2009. The expense related to the 401(k) plan was $341,000, $362,000, and $365,000 in 2011, 2010, and 2009, respectively.

Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental plans was $307,000 in 2011, $230,000 in 2010, and $214,000 in 2009. As of December 31, 2011 and 2010, the accrued liability of these plans was $1,847,000 and $1,596,000, respectively.

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
The Company utilizes FASB ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”, to

The First Bancorp • 2011 Form 10-k

recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income (loss) of a business entity. The Bank sponsors post-retirement benefit plans which provide certain life insurance and health insurance benefits for certain retired employees and health insurance for retired directors. The following tables set forth the accumulated post-retirement benefit obligation, funded status, and net periodic benefit cost:

At December 31,	2011	2010	2009
Change in benefit obligations
Benefit obligation at beginning of year:	$1,796,000	$1,962,000	$1,990,000
Service cost	12,000	15,000	21,000
Interest cost	112,000	117,000	134,000
Benefits paid	(134,000)	(136,000)	(143,000)
Actuarial (gain) loss	62,000	(162,000)	(40,000)
Benefit obligation at end of year:	$1,848,000	$1,796,000	$1,962,000
Funded status
Benefit obligation at end of year	$(1,848,000)	$(1,796,000)	$(1,962,000)
Accrued benefit cost	$(1,848,000)	$(1,796,000)	$(1,962,000)

For the years ended December 31,	2011	2010	2009
Components of net periodic benefit cost
Service cost	$12,000	$15,000	$21,000
Interest cost	112,000	117,000	134,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	-	-	(1,000)
Amortization of accumulated losses	11,000	22,000	24,000
Net periodic benefit cost	$164,000	$183,000	$207,000
Weighted average assumptions as of December 31
Discount rate	6.5%	6.5%	7.0%

The above discount rate assumption was used in determining both the accumulated benefit obligation as well as the net benefit cost. The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2012 is $136,500. For years ending 2013 through 2016 the estimated amount of benefits to be paid is $133,000, $148,500, $159,000 and $160,500 respectively, and the total estimated amount of benefits to be paid for years ended 2017 through 2021 is $820,000. Plan expense for 2012 is estimated to be $165,000.
In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2011	2010	Portion to Be Recognized in Income in 2012
Unamortized net actuarial loss	$(100,000)	$(49,000)	$-
Unrecognized transition obligation	(34,000)	(63,000)	29,000
	(134,000)	(112,000)	29,000
Deferred tax benefit at 35%	47,000	39,000	(10,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(87,000)	$(73,000)	$19,000

The First Bancorp • 2011 Form 10-k

Note 14. Preferred and Common Stock

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
The Warrants issued in conjunction with the sale of the CPP Shares have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transaction and remain outstanding.

Common Stock

On August 16, 2007, the Company announced that its Board of Directors had authorized a program for the repurchase of up to 300,000 shares of the Company’s common stock or approximately 3.1% of the outstanding shares. This program ended on August 16, 2009 and under the program the Company repurchased 182,869 shares at an average price of $15.63 and at a total cost of $2.9 million. As a consequence of the Company’s issuance of securities under the U.S. Treasury’s CPP program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In 2009, the Company repurchased 15,925 shares from employee benefit plans at an average price of $16.51 per share and for total proceeds of $263,000. Fractional shares totaling five shares were repurchased from employee benefit plans in 2010. During 2011, the Company repurchased no common stock.
The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2011,

The First Bancorp • 2011 Form 10-k

509,960 shares had been issued pursuant to these plans, leaving 190,040 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 12,775 shares in 2011, 12,334 shares in 2010, and 21,469 shares in 2009.
In 2001, the Company established a dividend reinvestment plan to allow Shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2011, 186,524 shares have been issued, leaving 413,476 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 14,387 shares in 2011, 16,520 shares in 2010, and 21,229 shares in 2009.

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
As of December 31, 2011, 7,500 shares of restricted stock had been granted under the 2010 Plan. All of the shares granted will vest five years from the date of grant, except for 1,500 shares which will vest on January 2, 2015, and the related compensation cost of $111,000 will be recognized on a straight-line basis over five years. In 2011, $22,000 of expense was recognized for these restricted shares, leaving $89,000 in unrecognized expense as of December 31, 2011. The following table presents activity in the nonvested shares of restricted stock in 2011:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	-
Granted during 2011	7,500	$14.84
Vested during 2011	-
Forfeited during 2011	-
Nonvested at December 31, 2011	7,500	$14.84

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
The Company applies the fair value recognition provisions of FASB ASC Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. For the year ended December 31, 2011, there were no non-vested option shares outstanding and no compensation cost was recognized for options granted under the 1995 Plan.

The First Bancorp • 2011 Form 10-k

During 2011, 4,500 options were exercised. A summary of the status of the 1995 Plan as of December 31, 2011 and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	55,500	$15.89
Granted in 2011	-	-
Exercised in 2011	4,500	9.33		$28,000
Forfeited in 2011	-	-
Outstanding at December 31, 2011	51,000	$16.47	2.5	$58,000
Exercisable at December 31, 2011	51,000	$16.47	2.5	$58,000

Note 16. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2011
Net income as reported	$12,364,000
Less dividends and amortization of premium on preferred stock	1,208,000
Basic EPS: Income available to common shareholders	11,156,000	9,788,610	$1.14
Effect of dilutive securities: incentive stock options and nonvested restricted stock		9,619
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,156,000	9,798,229	$1.14
For the year ended December 31, 2010
Net income as reported	$12,116,000
Less dividends and amortization of premium on preferred stock	1,348,000
Basic EPS: Income available to common shareholders	10,768,000	9,760,760	$1.10
Effect of dilutive securities: incentive stock options		4,726
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,768,000	9,765,486	$1.10
For the year ended December 31, 2009
Net income as reported	$13,042,000
Less dividends and amortization of premium on preferred stock	1,161,000
Basic EPS: Income available to common shareholders	11,881,000	9,721,172	$1.22
Effect of dilutive securities: incentive stock options		12,072
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,881,000	9,733,244	$1.22

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase Program. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options and warrants were exercisable at the end of each period. The following table presents the number of options and warrants outstanding as of December 31, 2011, 2010 and 2009 and the amount which are above or below the strike price:

The First Bancorp • 2011 Form 10-k

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2011
Incentive stock options	51,000	9,000	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	276,904	9,000	267,904
As of December 31, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904
As of December 31, 2009
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its Shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2012 will be 2012 earnings plus retained earnings of $6,960,000 from 2011 and 2010.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution’s category.
The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

The First Bancorp • 2011 Form 10-k

		For capital	To be well-capitalized
		Adequacy	under prompt corrective
	Actual	Purposes	action provisions
As of December 31, 2011
Tier 2 capital to	$123,599,000	$64,320,000	$80,400,000
risk-weighted assets	15.37%	8.00%	10.00%
Tier 1 capital to	$113,521,000	$32,160,000	$48,240,000
risk-weighted assets	14.11%	4.00%	6.00%
Tier 1 capital to	$113,521,000	$54,600,000	$68,250,000
average assets	8.33%	4.00%	5.00%
As of December 31, 2010
Tier 2 capital to	$132,530,000	$65,799,000	$82,249,000
risk-weighted assets	16.11%	8.00%	10.00%
Tier 1 capital to	$122,210,000	$32,900,000	$49,349,000
risk-weighted assets	14.86%	4.00%	6.00%
Tier 1 capital to	$122,210,000	$54,117,000	$67,646,000
average assets	9.03%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		Adequacy	under prompt corrective
	Actual	Purposes	action provisions
As of December 31, 2011
Tier 2 capital to	$125,943,000	$64,320,000	n/a
risk-weighted assets	15.66%	8.00%	n/a
Tier 1 capital to	$115,865,000	$32,160,000	n/a
risk-weighted assets	14.40%	4.00%	n/a
Tier 1 capital to	$115,865,000	$55,720,000	n/a
average assets	8.32%	4.00%	n/a
As of December 31, 2010
Tier 2 capital to	$133,473,000	$65,799,000	n/a
risk-weighted assets	16.23%	8.00%	n/a
Tier 1 capital to	$123,153,000	$32,900,000	n/a
risk-weighted assets	14.97%	4.00%	n/a
Tier 1 capital to	$123,153,000	$52,963,000	n/a
average assets	9.30%	4.00%	n/a

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2011, 2010 or 2009.

The First Bancorp • 2011 Form 10-k

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2011 and 2010, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2011	2010
Unused lines, collateralized by residential real estate	$59,427,000	$62,765,000
Other unused commitments	39,313,000	50,179,000
Standby letters of credit	2,177,000	2,792,000
Commitments to extend credit	12,551,000	9,222,000
Total	$113,468,000	$124,958,000

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

The First Bancorp • 2011 Form 10-k

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government sponsored agencies	$-	$-	$-	$-
Mortgage-backed securities	-	198,232,000	-	198,232,000
State and political subdivisions	-	85,726,000	-	85,726,000
Corporate securities	-	811,000	-	811,000
Other equity securities	-	1,433,000	-	1,433,000
Total assets	$-	$286,202,000	$-	$286,202,000

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Government sponsored agencies	$-	$16,045,000	$-	$16,045,000
Mortgage-backed securities	-	234,414,000	-	234,414,000
State and political subdivisions	-	41,524,000	-	41,524,000
Corporate securities	-	866,000	-	866,000
Other equity securities	-	380,000	-	380,000
Total assets	$-	$293,229,000	$-	$293,229,000

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
The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2011. Other real estate owned is presented net of an allowance for losses of $436,000. Impaired loans are presented net of their related specific allowance for loan losses of $2,058,000.

The First Bancorp • 2011 Form 10-k

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,581,000	$-	$1,581,000
Loans held for sale	-	-	-	-
Other real estate owned	-	4,094,000	-	4,094,000
Impaired loans	-	12,165,000	-	12,165,000
Total Assets	$-	$17,840,000	$-	$17,840,000

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2010. Other real estate owned is presented net of an allowance for losses of $132,000. Impaired loans are presented net of their related specific allowance for loan losses of $1,256,000.

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,684,000	$-	$1,684,000
Loans held for sale	-	2,806,000	-	2,806,000
Other real estate owned	-	4,929,000	-	4,929,000
Impaired loans	-	8,254,000	-	8,254,000
Total Assets	$-	$17,673,000	$-	$17,673,000
FASB ASC Topic 825, “Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying amounts and estimated fair values for financial instruments as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,115,000	$14,115,000	$13,838,000	$13,838,000
Interest-bearing deposits in other banks	-	-	100,000	100,000
Securities available for sale	286,202,000	286,202,000	293,229,000	293,229,000
Securities to be held to maturity	122,661,000	130,677,000	107,380,000	110,366,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	-	-	2,806,000	2,806,000
Loans (net of allowance for loan losses)	851,988,000	866,442,000	874,280,000	878,856,000
Cash surrender value of life insurance	10,181,000	10,181,000	9,842,000	9,842,000
Accrued interest receivable	4,835,000	4,835,000	5,263,000	5,263,000
Financial liabilities
Deposits	$941,333,000	921,388,000	$974,518,000	$924,903,000
Borrowed funds	265,663,000	273,568,000	257,330,000	262,984,000
Accrued interest payable	734,000	734,000	926,000	926,000

The First Bancorp • 2011 Form 10-k

The fair value methods and assumptions for the Company’s financial instruments are set forth below.

Cash and Cash Equivalents
The carrying values of cash equivalents, due from banks and federal funds sold approximate their relative fair values.

Investment Securities
The fair values of investment securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values.

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

The First Bancorp • 2011 Form 10-k

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

Note 20. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2011	2010	2009
Other operating income
Merchant credit card processing income	$-	$-	$2,289,000
ATM and debit card income	1,744,000	1,394,000	1,184,000
Gain on sale of merchant credit card processing portfolio	-	-	1,402,000
Other operating expense
Merchant credit card processing fees	$-	$-	$2,214,000
Advertising and marketing expense	713,000	688,000	-
Collections/foreclosures/other real estate owned expense	964,000	825,000	-

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

The First Bancorp • 2011 Form 10-k

Note 23. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2011	2010
Assets
Cash and cash equivalents	$894,000	$642,000
Dividends receivable	1,900,000	1,900,000
Investments	327,000	285,000
Investment in subsidiary	122,009,000	121,346,000
Premises and equipment	26,000	10,000
Goodwill	27,559,000	27,559,000
Other assets	57,000	15,000
Total assets	$152,772,000	$151,757,000
Liabilities and shareholders’ equity
Dividends payable	$1,912,000	$1,906,000
Other liabilities	2,000	3,000
Total liabilities	1,914,000	1,909,000
Shareholders’ equity
Preferred stock	12,303,000	24,705,000
Common stock	98,000	98,000
Additional paid-in capital	45,829,000	45,474,000
Retained earnings	92,694,000	79,565,000
Accumulated other comprehensive income (loss)
Net unrealized income (loss) on available for sale securities, net of tax benefit of $33,000 in 2011 and taxes of $3,000 in 2010	(66,000)	6,000
Total accumulated other comprehensive income (loss)	(66,000)	6,000
Total shareholders’ equity	$150,858,000	149,848,000
Total liabilities and shareholders’ equity	$152,772,000	$151,757,000

Statements of Income

For the years ended December 31,	2011	2010	2009
Interest and dividends on investments	$10,000	$10,000	$10,000
Net securities gains	153,000	-	-
Total income	163,000	10,000	10,000
Occupancy expense	4,000	1,000	-
Other operating expense	137,000	150,000	209,000
Total expense	141,000	151,000	209,000
Income (loss) before income taxes	22,000	(141,000)	(199,000)
Applicable income taxes	15,000	(38,000)	(57,000)
Income (loss) before Bank earnings	7,000	(103,000)	(142,000)
Equity in earnings of Bank
Remitted	8,710,000	8,850,000	8,404,000
Unremitted	3,647,000	3,369,000	4,780,000
Net income	$12,364,000	$12,116,000	$13,042,000

The First Bancorp • 2011 Form 10-k

Statements of Cash Flows

For the years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$12,364,000	$12,116,000	$13,042,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,000	-	-
Equity compensation expense	22,000	37,000	37,000
Gain on sale of investment	(153,000)	-	-
(Increase) decrease in other assets	(42,000)	(1,000)	38,000
Increase (decrease) in other liabilities	44,000	5,000	(41,000)
Unremitted earnings of Bank	(3,647,000)	(3,369,000)	(4,780,000)
Net cash provided by operating activities	8,601,000	8,788,000	8,296,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	12,773,000	-	-
Purchases of investments	(273,000)	-	(120,000)
Preferred stock investment in subsidiary	-	-	(25,000,000)
Capital expenditures	(29,000)	(10,000)	-
Net cash provided (used) in investing activities	12,471,000	(10,000)	(25,120,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	25,000,000
Payment to repurchase preferred stock	(12,500,000)	-	-
Payments to purchase common stock	-	-	(263,000)
Proceeds from sale of common stock	431,000	416,000	836,000
Dividends paid	(8,751,000)	(8,865,000)	(8,649,000)
Net cash provided (used) in financing activities	(20,820,000)	(8,449,000)	16,924,000
Net increase in cash and cash equivalents	252,000	329,000	100,000
Cash and cash equivalents at beginning of year	642,000	313,000	213,000
Cash and cash equivalents at end of year	$894,000	$642,000	$313,000

The First Bancorp • 2011 Form 10-k

Note 24. New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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

The First Bancorp • 2011 Form 10-k

Note 25. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2010Q1	2010Q2	2010Q3	2010Q4	2011Q1	2011Q2	2011Q3	2011Q4
Balance Sheets
Cash	$11,731	$22,219	$13,880	$13,838	$13,700	$14,322	$16,563	$14,115
Interest-bearing deposits in other banks	-	-	-	100	100	100	100	-
Investments	296,465	279,141	353,416	400,609	435,387	427,248	456,481	408,863
FHLB & FRB stock, at cost	15,443	15,443	15,443	15,443	15,443	15,443	15,443	15,443
Net loans	924,877	921,271	905,324	877,086	881,134	872,314	853,484	851,988
Other assets	88,028	88,201	86,561	86,726	85,274	88,263	84,967	83,047
Total assets	$1,336,544	$1,326,275	$1,374,624	$1,393,802	$1,431,038	$1,417,690	$1,427,038	$1,373,456
Deposits	$939,180	$949,501	$986,932	$974,518	$1,050,257	$998,838	$1,004,894	$941,333
Borrowed funds	236,913	213,944	222,672	257,330	217,534	249,336	255,616	265,663
Other liabilities	11,909	12,385	12,790	12,106	11,703	13,306	15,990	15,602
Shareholders’ equity	148,542	150,445	152,230	149,848	151,544	156,210	150,538	150,858
Total liabilities & equity	$1,336,544	$1,326,275	$1,374,624	$1,393,802	$1,431,038	$1,417,690	$1,427,038	$1,373,456
Income Statements
Interest income	$14,133	$14,215	$14,570	$14,342	$14,254	$13,997	$13,898	$13,553
Interest expense	4,112	4,258	4,317	3,984	3,749	3,774	3,670	3,516
Net interest income	10,021	9,957	10,253	10,358	10,505	10,223	10,228	10,037
Provision for loan losses	2,400	2,100	1,800	2,100	2,100	2,000	1,500	4,950
Net interest income after provision for loan losses	7,621	7,857	8,453	8,258	8,405	8,223	8,728	5,087
Non-interest income	2,175	2,282	2,067	2,611	2,277	2,234	2,080	5,159
Non-interest expense	6,282	5,895	6,228	6,725	6,488	6,250	6,934	6,366
Income before taxes	3,514	4,244	4,292	4,144	4,194	4,207	3,874	3,880
Income taxes	830	1,084	1,097	1,067	1,051	1,014	868	858
Net income	$2,684	$3,160	$3,195	$3,077	$3,143	$3,193	$3,006	$3,022
Less preferred stock premium amortization and dividends	337	337	337	337	337	337	353	181
Net income available to common shareholders	$2,347	$2,823	$2,858	$2,740	$2,806	$2,856	$2,653	$2,841
Basic earnings per share	$0.24	$0.29	$0.29	$0.28	$0.29	$0.29	$0.27	$0.29
Diluted earnings per share	$0.24	$0.29	$0.29	$0.28	$0.29	$0.29	$0.27	$0.29

The First Bancorp • 2011 Form 10-k

Report of Independent Registered Public Accounting Firm
Berry Dunn

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We have also audited The First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in COSO.

/s/Berry, Dunn, McNeil & Parker
Portland, Maine
March 12, 2012

The First Bancorp • 2011 Form 10-k

ITEM 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

 None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Also, based on Management’s evaluation, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2011. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, Management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management’s assessment of the Company’s internal control over financial reporting which precedes this report.

    /s/Daniel R. Daigneault                                                  /s/F. Stephen Ward
Daniel R. Daigneault, President and Director             F. Stephen Ward , Treasurer and Chief Financial Officer
(Principal Executive Officer)                                          (Principal Financial Officer, Principal Accounting Officer)
March 12, 2012                                                                March 12, 2012

The First Bancorp • 2011 Form 10-k

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012 and is incorporated herein by reference.

The First Bancorp • 2011 Form 10-k

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

The First Bancorp • 2011 Form 10-k

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

   /s/ DANIEL R. DAIGNEAULT
Daniel R. Daigneault, President
March 12, 2012

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
March 12, 2012 March 12, 2012

/s/ STUART G. SMITH
Stuart G. Smith, Director and Chairman of the Board
March 12, 2012

/s/ KATHERINE M. BOYD /s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director Carl S. Poole, Jr., Director
March 12, 2012 March 12, 2012

/s/ ROBERT B. GREGORY /s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director Mark N. Rosborough, Director
March 12, 2012 March 12, 2012

/s/ TONY C. MCKIM /s/ DAVID B. SOULE, JR.
Tony C. McKim, Director David B. Soule, Jr. , Director
March 12, 2012 March 12, 2012

/s/ BRUCE A. TINDAL
Bruce A. Tindal, Director
March 12, 2012

The First Bancorp • 2011 Form 10-k