Form 10-Q
period 2012-03-31
First Bancorp, Inc /ME/
filed 2012-05-10
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2012
Common Stock: 9,840,586 shares

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2012	2011

Summary of Operations
Interest Income	$13,106	$14,254
Interest Expense	3,300	3,749
Net Interest Income	9,806	10,505
Provision for Loan Losses	2,100	2,100
Non-Interest Income	2,168	2,277
Non-Interest Expense	6,178	6,488
Net Income	2,913	3,143
Per Common Share Data
Basic Earnings per Share	$0.28	$0.29
Diluted Earnings per Share	0.28	0.29
Cash Dividends Declared	0.195	0.195
Book Value per Common Share	14.15	12.96
Tangible Book Value per Common Share	11.34	10.13
Market Value	14.83	15.25
Financial Ratios
Return on Average Equity1	8.30%	10.02%
Return on Average Tangible Equity1,2	9.68%	11.43%
Return on Average Assets1	0.84%	0.90%
Average Equity to Average Assets	10.95%	10.76%
Average Tangible Equity to Average Assets2	8.98%	8.80%
Net Interest Margin Tax-Equivalent1,2	3.22%	3.40%
Dividend Payout Ratio	69.64%	67.24%
Allowance for Loan Losses/Total Loans	1.49%	1.56%
Non-Performing Loans to Total Loans	2.81%	2.51%
Non-Performing Assets to Total Assets	2.01%	1.89%
Efficiency Ratio2	50.40%	48.28%
At Period End
Total Assets	$1,423,792	$1,431,038
Total Loans	870,892	894,684
Total Investment Securities	469,540	450,830
Total Deposits	1,015,835	1,050,257
Total Shareholders’ Equity	151,593	151,544
1Annualized using a 366-day basis in 2012 and 365-day basis in 2011
2These ratios use non-GAAP financial measures. See Management’s Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2012 and 2011 and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying  interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
May 10, 2012

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Cash and cash equivalents	$12,123,000	$14,115,000	$13,700,000
Interest bearing deposits in other banks	1,532,000	-	100,000
Securities available for sale	317,111,000	286,202,000	325,451,000
Securities to be held to maturity (fair value of $144,633,000 at March 31, 2012, $130,677,000 at December 31, 2011 and $114,051,000 at March 31, 2011)	137,606,000	122,661,000	109,936,000
Federal Reserve Bank stock, at cost	1,411,000	1,411,000	1,411,000
Federal Home Loan Bank stock, at cost	13,412,000	14,032,000	14,032,000
Loans held for sale	184,000	-	450,000
Loans	870,892,000	864,988,000	894,684,000
Less allowance for loan losses	12,954,000	13,000,000	14,000,000
Net loans	857,938,000	851,988,000	880,684,000
Accrued interest receivable	5,690,000	4,835,000	6,236,000
Premises and equipment, net	18,722,000	18,842,000	18,685,000
Other real estate owned	4,214,000	4,094,000	4,575,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	26,165,000	27,003,000	28,094,000
Total assets	$1,423,792,000	$1,372,867,000	$1,431,038,000
Liabilities
Demand deposits	$69,520,000	$75,750,000	$67,502,000
NOW deposits	120,844,000	122,775,000	120,045,000
Money market deposits	75,752,000	79,015,000	73,766,000
Savings deposits	118,946,000	114,617,000	108,359,000
Certificates of deposit	630,773,000	549,176,000	680,585,000
Total deposits	1,015,835,000	941,333,000	1,050,257,000
Borrowed funds – short term	109,990,000	135,500,000	87,366,000
Borrowed funds – long term	130,161,000	130,163,000	130,168,000
Other liabilities	16,213,000	15,013,000	11,703,000
Total liabilities	1,272,199,000	1,222,009,000	1,279,494,000
Shareholders’ equity
Preferred stock, $1,000 preference value per share	12,328,000	12,303,000	24,729,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	46,011,000	45,829,000	45,551,000
Retained earnings	86,150,000	85,314,000	82,623,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	7,088,000	7,401,000	(1,389,000)
Net unrealized loss on postretirement benefit costs	(82,000)	(87,000)	(68,000)
Total shareholders’ equity	151,593,000	150,858,000	151,544,000
Total liabilities & shareholders’ equity	$1,423,792,000	$1,372,867,000	$1,431,038,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,839,760	9,812,180	9,786,964
Book value per common share	$14.15	$14.12	$12.96
Tangible book value per common share	$11.34	$11.30	$10.13
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$9,392,000	$10,173,000
Interest on deposits with other banks	-	2,000
Interest and dividends on investments	3,714,000	4,079,000
Total interest income	13,106,000	14,254,000
Interest expense
Interest on deposits	2,193,000	2,563,000
Interest on borrowed funds	1,107,000	1,186,000
Total interest expense	3,300,000	3,749,000
Net interest income	9,806,000	10,505,000
Provision for loan losses	2,100,000	2,100,000
Net interest income after provision for loan losses	7,706,000	8,405,000
Non-interest income
Investment management and fiduciary income	396,000	424,000
Service charges on deposit accounts	638,000	640,000
Net securities gains	523,000	-
Mortgage origination and servicing income, net of amortization	(156,000)	459,000
Other operating income	767,000	754,000
Total non-interest income	2,168,000	2,277,000
Non-interest expense
Salaries and employee benefits	3,084,000	3,077,000
Occupancy expense	414,000	449,000
Furniture and equipment expense	573,000	550,000
FDIC insurance premiums	301,000	401,000
Amortization of identified intangibles	71,000	71,000
Other operating expense	1,735,000	1,940,000
Total non-interest expense	6,178,000	6,488,000
Income before income taxes	3,696,000	4,194,000
Applicable income taxes	783,000	1,051,000
NET INCOME	$2,913,000	$3,143,000
Basic earnings per common share	$0.28	$0.29
Diluted earnings per common share	$0.28	$0.29
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale, net of tax benefit of $168,000 in 2012 and taxes of $363,000 in 2011	$(313,000)	$668,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $2,000 in 2012 and $2,000 in 2011	5,000	5,000
Other comprehensive income (loss)	(308,000)	673,000
Comprehensive income	$2,605,000	$3,816,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders’
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	3,143,000	-	3,143,000
Net unrealized gain on securities available for sale, net of taxes of $363,000	-	-	-	-	668,000	668,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $2,000	-	-	-	-	5,000	5,000
Comprehensive income	-	-	-	3,143,000	673,000	3,816,000
Cash dividends declared	-	-	-	(2,221,000)	-	(2,221,000)
Equity compensation expense	-	-	6,000	-	-	6,000
Amortization of premium for preferred stock issuance	24,000	-	(24,000)	-	-	-
Proceeds from sale of common stock	-	13,939	95,000	-	-	95,000
Balance at March 31, 2011	$24,729,000	9,786,964	$45,649,000	$82,623,000	$(1,457,000)	$151,544,000

Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	-	-	-	2,913,000	-	2,913,000
Net unrealized loss on securities available for sale, net of tax benefit of $168,000	-	-	-	-	(313,000)	(313,000)
Unrecognized transition obligation for postretirement benefits, net of taxes of $2,000	-	-	-	-	5,000	5,000
Comprehensive income	-	-	-	2,913,000	(308,000)	2,605,000
Cash dividends declared	-	-	-	(2,077,000)	-	(2,077,000)
Equity compensation expense	-	-	24,000	-	-	24,000
Amortization of premium for preferred stock issuance	25,000	-	(25,000)	-	-	-
Proceeds from sale of common stock	-	27,580	183,000	-	-	183,000
Balance at March 31, 2012	$12,328,000	9,839,760	$46,109,000	$86,150,000	$7,006,000	$151,593,000

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$2,913,000	$3,143,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	333,000	341,000
Change in deferred taxes	(644,000)	(238,000)
Provision for loan losses	2,100,000	2,100,000
Loans originated for resale	(1,704,000)	(15,794,000)
Proceeds from sales and transfers of loans	1,520,000	18,150,000
Net gain on sale or call of securities	(523,000)	-
Net loss on sale of other real estate owned	43,000	46,000
Provision for losses on other real estate owned	-	68,000
Equity compensation expense	24,000	6,000
Net (increase) decrease in other assets and accrued interest	417,000	(147,000)
Net increase in other liabilities	1,393,000	262,000
Net loss on disposal of premises and equipment	-	5,000
Net amortization of premiums on investments	697,000	914,000
Amortization of investment in limited partnership	119,000	97,000
Net acquisition amortization	32,000	32,000
Net cash provided by operating activities	6,720,000	8,985,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	(1,532,000)	-
Proceeds from maturities, payments and calls of securities available for sale	11,656,000	17,365,000
Proceeds from sales of securities available for sale	10,943,000	-
Proceeds from maturities, payments and calls of securities to be held to maturity	5,924,000	6,074,000
Proceeds from sales of other real estate owned	268,000	779,000
Purchases of securities available for sale	(54,096,000)	(49,309,000)
Purchases of securities to be held to maturity	(20,936,000)	(8,794,000)
Redemption of Federal Home Loan Bank stock	620,000	-
Net increase in loans	(8,481,000)	(9,043,000)
Capital expenditures	(213,000)	(51,000)
Net cash used in investing activities	(55,847,000)	(42,979,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	(7,095,000)	3,343,000
Net increase in certificates of deposit	81,629,000	72,428,000
Net decrease in short-term borrowings	(25,505,000)	(39,789,000)
Proceeds from sale of common stock	183,000	95,000
Dividends paid	(2,077,000)	(2,221,000)
Net cash provided by financing activities	47,135,000	33,856,000
Net decrease in cash and cash equivalents	(1,992,000)	(138,000)
Cash and cash equivalents at beginning of period	14,115,000	13,838,000
Cash and cash equivalents at end of period	$12,123,000	$13,700,000
Interest paid	$3,390,000	$3,861,000
Income taxes paid	-	-
Non-cash transactions
Net transfer from loans to other real estate owned	$431,000	$539,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2012 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Subsequent Events
Events occurring subsequent to March 31, 2012, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2012:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	226,671,000	5,805,000	(361,000)	232,115,000
State and political subdivisions	77,672,000	5,540,000	(50,000)	83,162,000
Corporate securities	-	-	-	-
Other equity securities	1,863,000	44,000	(73,000)	1,834,000
	$306,206,000	$11,389,000	$(484,000)	$317,111,000
Securities to be held to maturity
U.S. Treasury and agency	$39,694,000	$37,000	$(435,000)	$39,296,000
Mortgage-backed securities	52,185,000	3,638,000	-	55,823,000
State and political subdivisions	45,427,000	3,941,000	(154,000)	49,214,000
Corporate securities	300,000	-	-	300,000
	$137,606,000	$7,616,000	$(589,000)	$144,633,000
Non-marketable securities
Federal Home Loan Bank Stock	$13,412,000	$-	$-	$13,412,000
Federal Reserve Bank Stock	1,411,000	-	-	1,411,000
	$14,823,000	$-	$-	$14,823,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	191,924,000	6,486,000	(178,000)	198,232,000
State and political subdivisions	80,259,000	5,484,000	(17,000)	85,726,000
Corporate securities	1,098,000	-	(287,000)	811,000
Other equity securities	1,535,000	37,000	(139,000)	1,433,000
	$274,816,000	$12,007,000	$(621,000)	$286,202,000
Securities to be held to maturity
U.S. Treasury and agency	$19,390,000	$132,000	$-	$19,522,000
Mortgage-backed securities	56,800,000	3,900,000	(3,000)	60,697,000
State and political subdivisions	46,171,000	4,159,000	(172,000)	50,158,000
Corporate securities	300,000	-	-	300,000
	$122,661,000	$8,191,000	$(175,000)	$130,677,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,032,000	$-	$-	$14,032,000
Federal Reserve Bank Stock	1,411,000	-	-	1,411,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,352,000	$591,000	$-	$15,943,000
Mortgage-backed securities	255,703,000	1,138,000	(3,731,000)	253,110,000
State and political subdivisions	55,040,000	577,000	(536,000)	55,081,000
Corporate securities	1,108,000	-	(185,000)	923,000
Other equity securities	385,000	18,000	(9,000)	394,000
	$327,588,000	$2,324,000	$(4,461,000)	$325,451,000
Securities to be held to maturity
U.S. Treasury and agency	$2,936,000	$-	$(292,000)	$2,644,000
Mortgage-backed securities	59,063,000	3,348,000	(76,000)	62,335,000
State and political subdivisions	47,787,000	1,641,000	(506,000)	48,922,000
Corporate securities	150,000	-	-	150,000
	$109,936,000	$4,989,000	$(874,000)	$114,051,000
Non-marketable securities
Federal Home Loan Bank Stock	$14,032,000	$-	$-	$14,032,000
Federal Reserve Bank Stock	1,411,000	-	-	1,411,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at March 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$5,894,000	$5,948,000	$4,663,000	$4,710,000
Due in 1 to 5 years	59,887,000	60,971,000	12,173,000	12,940,000
Due in 5 to 10 years	13,014,000	13,442,000	35,563,000	38,100,000
Due after 10 years	225,548,000	234,916,000	85,207,000	88,883,000
Equity securities	1,863,000	1,834,000	-	-
	$306,206,000	$317,111,000	$137,606,000	$144,633,000

The following table summarizes the contractual maturities of investment securities at December 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$6,617,000	$6,773,000	$5,179,000	$5,227,000
Due in 1 to 5 years	18,792,000	19,473,000	10,085,000	10,654,000
Due in 5 to 10 years	23,219,000	24,065,000	23,027,000	24,694,000
Due after 10 years	224,653,000	234,458,000	84,370,000	90,102,000
Equity securities	1,535,000	1,433,000	-	-
	$274,816,000	$286,202,000	$122,661,000	$130,677,000

The following table summarizes the contractual maturities of investment securities at March 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$212,000	$218,000	$1,072,000	$1,084,000
Due in 1 to 5 years	2,818,000	2,964,000	5,629,000	5,948,000
Due in 5 to 10 years	4,774,000	4,916,000	16,974,000	17,737,000
Due after 10 years	319,399,000	316,959,000	86,261,000	89,282,000
Equity securities	385,000	394,000	-	-
	$327,588,000	$325,451,000	$109,936,000	$114,051,000

At March 31, 2012, securities with a fair value of $136,156,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $141,506,000 as of December 31, 2011 and $121,143,000 at March 31, 2011, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security’s selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Proceeds from sales	$10,943,000	$-
Gross gains	$812,000	$-
Gross losses	$(289,000)	$-
Net gain	$523,000	$-
Related income taxes	$183,000	$-

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2012, there were 42 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value, of which 8 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management’s opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$33,514,000	$(435,000)	$-	$-	$33,514,000	$(435,000)
Mortgage-backed securities	35,242,000	(280,000)	6,608,000	(81,000)	41,850,000	(361,000)
State and political subdivisions	4,924,000	(204,000)	-	-	4,924,000	(204,000)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	253,000	(73,000)	253,000	(73,000)
	$73,680,000	$(919,000)	$6,861,000	$(154,000)	$80,541,000	$(1,073,000)

As of December 31, 2011, there were 29 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of December 31, 2011 is summarized below:

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston, a cooperatively owned wholesale bank for housing and finance in the 6 New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2012 and 2011, and December 31, 2011, the Bank’s investment in FHLB stock totaled $13.4 million and $14.0 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans

The following table shows the composition of the Company’s loan portfolio as of March 31, 2012 and 2011 and at December 31, 2011:

	March 31, 2012		December 31, 2011		March 31, 2011
Commercial
Real estate	$254,708,000	29.3%	$255,424,000	29.5%	$263,800,000	29.5%
Construction	30,828,000	3.5%	32,574,000	3.8%	29,316,000	3.3%
Other	85,467,000	9.8%	86,982,000	10.1%	101,762,000	11.4%
Municipal	15,961,000	1.8%	16,221,000	1.9%	20,834,000	2.3%
Residential
Term	358,394,000	41.2%	341,286,000	39.5%	340,841,000	38.1%
Construction	6,451,000	0.7%	10,469,000	1.2%	13,370,000	1.5%
Home equity line of credit	103,372,000	11.9%	105,244,000	12.1%	106,172,000	11.8%
Consumer	15,711,000	1.8%	16,788,000	1.9%	18,589,000	2.1%
Total	$870,892,000	100.0%	$864,988,000	100.0%	$894,684,000	100.0%

Loan balances include net deferred loan costs of $1,520,000 as of March 31, 2012 and $1,386,000 as of December 31, 2011, and $1,366,000 as of March 31, 2011. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $229,448,000 at March 31, 2012, $211,597,000 at December 31, 2011, and $201,069,000 at March 31, 2011, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $227,022,000 at March 31, 2012, $218,417,000 at December 31, 2011, and $346,424,000 at March 31, 2011, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $24,438,000 at March 31, 2012, $27,806,000 at December 31, 2011 and $22,498,000 at March 31, 2011. Loans past due 90 days or greater which are accruing interest totaled $1,955,000 at March 31, 2012, $1,170,000 at December 31, 2011 and $291,000 at March 31, 2011. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans by class of financing receivable as of March 31, 2012, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$623,000	$4,526,000	$5,149,000	$249,559,000	$254,708,000	$1,025,000
Construction	1,951,000	35,000	1,986,000	28,842,000	30,828,000	-
Other	1,578,000	1,869,000	3,447,000	82,020,000	85,467,000	563,000
Municipal	-	-	-	15,961,000	15,961,000	-
Residential
Term	3,324,000	9,299,000	12,623,000	345,771,000	358,394,000	359,000
Construction	492,000	1,454,000	1,946,000	4,505,000	6,451,000	-
Home equity line of credit	86,000	1,156,000	1,242,000	102,130,000	103,372,000	-
Consumer	173,000	8,000	181,000	15,530,000	15,711,000	8,000
Total	$8,227,000	$18,347,000	$26,574,000	$844,318,000	$870,892,000	$1,955,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,872,000	$3,992,000	$6,864,000	$248,560,000	$255,424,000	$-
Construction	174,000	1,603,000	1,777,000	30,797,000	32,574,000	-
Other	1,431,000	1,192,000	2,623,000	84,359,000	86,982,000	52,000
Municipal	-	-	-	16,221,000	16,221,000	-
Residential
Term	3,331,000	8,843,000	12,174,000	329,112,000	341,286,000	1,118,000
Construction	-	1,198,000	1,198,000	9,271,000	10,469,000	-
Home equity line of credit	480,000	1,134,000	1,614,000	103,630,000	105,244,000	-
Consumer	331,000	16,000	347,000	16,441,000	16,788,000	-
Total	$8,619,000	$17,978,000	$26,597,000	$838,391,000	$864,988,000	$1,170,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$682,000	$6,431,000	$7,113,000	$256,687,000	$263,800,000	$270,000
Construction	65,000	256,000	321,000	28,995,000	29,316,000	-
Other	858,000	563,000	1,421,000	100,341,000	101,762,000	2,000
Municipal	-	-	-	20,834,000	20,834,000	-
Residential
Term	5,456,000	8,623,000	14,079,000	326,762,000	340,841,000	-
Construction	-	2,247,000	2,247,000	11,123,000	13,370,000	-
Home equity line of credit	759,000	604,000	1,363,000	104,809,000	106,172,000	-
Consumer	250,000	19,000	269,000	18,320,000	18,589,000	19,000
Total	$8,070,000	$18,743,000	$26,813,000	$867,871,000	$894,684,000	$291,000

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
Information on nonaccrual loans as of March 31, 2012 and 2011 and at December 31, 2011 is presented in the following table:

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial
Real estate	$7,160,000	$7,064,000	$7,482,000
Construction	946,000	2,350,000	813,000
Other	2,634,000	5,784,000	1,615,000
Municipal	-	-	-
Residential
Term	10,893,000	10,194,000	9,632,000
Construction	1,454,000	1,198,000	2,247,000
Home equity line of credit	1,336,000	1,163,000	604,000
Consumer	15,000	53,000	105,000
Total	$24,438,000	$27,806,000	$22,498,000

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

A breakdown of impaired loans by class of financing receivable as of March 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,704,000	$10,704,000	$-	$8,445,000	$40,000
Construction	1,362,000	1,362,000	-	2,983,000	13,000
Other	2,811,000	2,811,000	-	2,981,000	8,000
Municipal	-	-	-	-	-
Residential
Term	9,930,000	9,930,000	-	10,001,000	30,000
Construction	1,120,000	1,120,000	-	718,000	-
Home equity line of credit	774,000	774,000	-	776,000	-
Consumer	-	-	-	12,000	-
	$26,701,000	$26,701,000	$-	$25,916,000	$91,000
With an Allowance Recorded
Commercial
Real estate	$3,591,000	$3,591,000	$944,000	$4,278,000	$10,000
Construction	731,000	731,000	117,000	597,000	-
Other	1,075,000	1,075,000	480,000	2,223,000	5,000
Municipal	-	-	-	-	-
Residential
Term	8,124,000	8,124,000	592,000	7,449,000	59,000
Construction	334,000	334,000	49,000	598,000	-
Home equity line of credit	562,000	562,000	156,000	519,000	-
Consumer	15,000	15,000	10,000	15,000	-
	$14,432,000	$14,432,000	$2,348,000	$15,679,000	$74,000
Total
Commercial
Real estate	$14,295,000	$14,295,000	$944,000	$12,723,000	$50,000
Construction	2,093,000	2,093,000	117,000	3,580,000	13,000
Other	3,886,000	3,886,000	480,000	5,204,000	13,000
Municipal	-	-	-	-	-
Residential
Term	18,054,000	18,054,000	592,000	17,450,000	89,000
Construction	1,454,000	1,454,000	49,000	1,316,000	-
Home equity line of credit	1,336,000	1,336,000	156,000	1,295,000	-
Consumer	15,000	15,000	10,000	27,000	-
	$41,133,000	$41,133,000	$2,348,000	$41,595,000	$165,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$-	$5,212,000	$23,000
Construction	5,172,000	5,172,000	-	1,071,000	143,000
Other	6,022,000	6,022,000	-	1,919,000	28,000
Municipal	-	-	-	-	-
Residential
Term	9,875,000	9,875,000	-	9,493,000	54,000
Construction	468,000	468,000	-	961,000	-
Home equity line of credit	739,000	739,000	-	646,000	-
Consumer	37,000	37,000	-	39,000	-
	$27,897,000	$27,897,000	$-	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	-
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	-	-	-	-	-
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	-
Home equity line of credit	424,000	424,000	91,000	272,000	-
Consumer	16,000	16,000	11,000	57,000	-
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,318,000	143,000
Other	7,042,000	7,042,000	402,000	2,600,000	47,000
Municipal	-	-	-	-	-
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	-
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	-
Consumer	53,000	53,000	11,000	96,000	-
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

A breakdown of impaired loans by class of financing receivable as of March 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,354,000	$5,354,000	$-	$4,557,000	$6,000
Construction	813,000	813,000	-	442,000	36,000
Other	1,033,000	1,033,000	-	1,173,000	7,000
Municipal	-	-	-	-	-
Residential
Term	8,907,000	8,907,000	-	8,120,000	14,000
Construction	1,672,000	1,672,000	-	2,948,000	-
Home equity line of credit	373,000	373,000	-	317,000	-
Consumer	39,000	39,000	-	42,000	-
	$18,191,000	$18,191,000	$-	$17,599,000	$63,000
With an Allowance Recorded
Commercial
Real estate	$2,128,000	$2,128,000	$593,000	$2,260,000	$26,000
Construction	-	-	-	453,000	-
Other	571,000	571,000	326,000	549,000	5,000
Municipal	-	-	-	-	-
Residential
Term	5,041,000	5,041,000	381,000	5,533,000	57,000
Construction	576,000	576,000	106,000	192,000	-
Home equity line of credit	231,000	231,000	139,000	231,000	-
Consumer	76,000	76,000	76,000	73,000	-
	$8,623,000	$8,623,000	$1,621,000	$9,291,000	$88,000
Total
Commercial
Real estate	$7,482,000	$7,482,000	$593,000	$6,817,000	$32,000
Construction	813,000	813,000	-	895,000	36,000
Other	1,604,000	1,604,000	326,000	1,722,000	12,000
Municipal	-	-	-	-	-
Residential
Term	13,948,000	13,948,000	381,000	13,653,000	71,000
Construction	2,248,000	2,248,000	106,000	3,140,000	-
Home equity line of credit	604,000	604,000	139,000	548,000	-
Consumer	115,000	115,000	76,000	115,000	-
	$26,814,000	$26,814,000	$1,621,000	$26,890,000	$151,000

Note 4. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of March 31, 2012, December 31, 2011, and March 31, 2011, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$944,000	$2,648,000	$2,270,000	$-	$5,862,000
Construction	117,000	316,000	271,000	-	704,000
Other	480,000	886,000	759,000	-	2,125,000
Municipal	-	-	19,000	-	19,000
Residential
Term	592,000	185,000	459,000	-	1,236,000
Construction	49,000	2,000	8,000	-	59,000
Home equity line of credit	156,000	176,000	350,000	-	682,000
Consumer	10,000	319,000	239,000	-	568,000
Unallocated	-	-	-	1,699,000	1,699,000
	$2,348,000	$4,532,000	$4,375,000	$1,699,000	$12,954,000

As of December 31, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808,000	$2,578,000	$2,273,000	$-	$5,659,000
Construction	33,000	332,000	293,000	-	658,000
Other	402,000	883,000	778,000	-	2,063,000
Municipal	-	-	19,000	-	19,000
Residential
Term	478,000	222,000	459,000	-	1,159,000
Construction	235,000	6,000	14,000	-	255,000
Home equity line of credit	91,000	149,000	355,000	-	595,000
Consumer	11,000	331,000	242,000	-	584,000
Unallocated	-	-	-	2,008,000	2,008,000
	$2,058,000	$4,501,000	$4,433,000	$2,008,000	$13,000,000

As of March 31, 2011	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$593,000	$2,536,000	$3,181,000	$-	$6,310,000
Construction	-	284,000	355,000	-	639,000
Other	326,000	980,000	1,229,000	-	2,535,000
Municipal	-	-	19,000	-	19,000
Residential
Term	381,000	457,000	567,000	-	1,405,000
Construction	106,000	18,000	22,000	-	146,000
Home equity line of credit	139,000	67,000	472,000	-	678,000
Consumer	76,000	380,000	257,000	-	713,000
Unallocated	-	-	-	1,555,000	1,555,000
	$1,621,000	$4,722,000	$6,102,000	$1,555,000	$14,000,000

Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 35.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 99.0% of total capital, well under regulatory guidance of 300.0% of capital.
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
The following table summarizes the risk ratings for the Company’s commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$23,000	$-	$486,000	$1,911,000	$2,420,000
2 Above Average	19,788,000	-	4,418,000	7,602,000	31,808,000
3 Satisfactory	32,903,000	1,396,000	12,183,000	3,819,000	50,301,000
4 Average	105,446,000	19,130,000	31,412,000	2,629,000	158,617,000
5 Watch	42,680,000	3,530,000	19,473,000	-	65,683,000
6 OAEM	18,302,000	538,000	4,644,000	-	23,484,000
7 Substandard	34,887,000	6,234,000	12,158,000	-	53,279,000
8 Doubtful	679,000	-	693,000	-	1,372,000
Total	$254,708,000	$30,828,000	$85,467,000	$15,961,000	$386,964,000

The following table summarizes the risk ratings for the Company’s commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2011:

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

The following table summarizes the risk ratings for the Company’s commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2011:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$30,000	$-	$462,000	$2,448,000	$2,940,000
2 Above Average	21,270,000	10,000	4,399,000	11,417,000	37,096,000
3 Satisfactory	45,331,000	10,000	17,258,000	4,023,000	66,622,000
4 Average	120,462,000	14,650,000	40,071,000	2,946,000	178,129,000
5 Watch	26,660,000	5,896,000	12,425,000	-	44,981,000
6 OAEM	18,797,000	3,948,000	6,700,000	-	29,445,000
7 Substandard	31,250,000	4,802,000	20,447,000	-	56,499,000
8 Doubtful	-	-	-	-	-
Total	$263,800,000	$29,316,000	$101,762,000	$20,834,000	$415,712,000

Commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectable. This determination is based on circumstances specific to a borrower including repayment ability, analysis of collateral and other factors as applicable.
Residential loans are comprised of two classes: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit are typically written to the same underwriting standards. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
Residential loans, consumer loans and home equity lines of credit are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for these segments are consistent with those for the commercial and municipal classes. Certain loans in the residential, home equity lines of credit and consumer classes identified as having the potential for further deterioration are analyzed individually to confirm impairment status, and to determine the need for a specific reserve, however there is no formal rating system used for these classes. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection.
There were no changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2012. Allowance for loan losses transactions for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 were as follows:

For the three months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
March 31, 2012	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	-	-	2,002,000	-	239,000	-	49,000	180,000	-	2,470,000
Recoveries	-	246,000	2,000	-	1,000	-	-	75,000	-	324,000
Provision	203,000	(200,000)	2,062,000	-	315,000	(196,000)	136,000	89,000	(309,000)	2,100,000
Ending balance	$5,862,000	$704,000	$2,125,000	$19,000	$1,236,000	$59,000	$682,000	$568,000	$1,699,000	$12,954,000
Ending balance specifically evaluated for impairment	$944,000	$117,000	$480,000	$-	$592,000	$49,000	$156,000	$10,000	$-	$2,348,000
Ending balance collectively evaluated for impairment	$4,918,000	$587,000	$1,645,000	$19,000	$644,000	$10,000	$526,000	$558,000	$1,699,000	$10,606,000
Related loan balances:
Ending balance	$254,708,000	$30,828,000	$85,467,000	$15,961,000	$358,394,000	$6,451,000	$103,372,000	$15,711,000	$-	$870,892,000
Ending balance specifically evaluated for impairment	$14,295,000	$2,093,000	$3,886,000	$-	$18,054,000	$1,454,000	$1,336,000	$15,000	$-	$41,133,000
Ending balance collectively evaluated for impairment	$240,413,000	$28,735,000	$81,581,000	$15,961,000	$340,340,000	$4,997,000	$102,036,000	$15,696,000	$-	$829,759,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	1,619,000	346,000	6,492,000	-	1,421,000	505,000	415,000	381,000	-	11,179,000
Recoveries	23,000	-	60,000	-	7,000	-	1,000	222,000	-	313,000
Provision	1,995,000	(8,000)	6,118,000	-	1,165,000	716,000	339,000	97,000	128,000	10,550,000
Ending balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Ending balance specifically evaluated for impairment	$808,000	$33,000	$402,000	$-	$478,000	$235,000	$91,000	$11,000	$-	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances:
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$-	$864,988,000
Ending balance specifically evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$-	$16,821,000	$1,198,000	$1,163,000	$53,000	$-	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$-	$822,868,000

For the three months ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
March 31, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	289,000	-	161,000	-	457,000	505,000	1,000	100,000	-	1,513,000
Recoveries	5,000	-	17,000	-	3,000	-	-	72,000	-	97,000
Provision	1,334,000	(373,000)	302,000	-	451,000	607,000	9,000	95,000	(325,000)	2,100,000
Ending balance	$6,310,000	$639,000	$2,535,000	$19,000	$1,405,000	$146,000	$678,000	$713,000	$1,555,000	$14,000,000
Ending balance specifically evaluated for impairment	$593,000	$-	$326,000	$-	$381,000	$106,000	$139,000	$76,000	$-	$1,621,000
Ending balance collectively evaluated for impairment	$5,717,000	$639,000	$2,209,000	$19,000	$1,024,000	$40,000	$539,000	$637,000	$1,555,000	$12,379,000
Related loan balances:
Ending balance	$263,800,000	$29,316,000	$101,762,000	$20,834,000	$340,841,000	$13,370,000	$106,172,000	$18,589,000	$-	$894,684,000
Ending balance specifically evaluated for impairment	$7,482,000	$813,000	$1,604,000	$-	$13,948,000	$2,248,000	$604,000	$115,000	$-	$26,814,000
Ending balance collectively evaluated for impairment	$256,318,000	$28,503,000	$100,158,000	$20,834,000	$326,893,000	$11,122,000	$105,568,000	$18,474,000	$-	$867,870,000

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
As of March 31, 2012, the Company had 71 loans with a value of $20,647,000 that have been classified as TDRs. This compares to 59 loans with a value of $22,858,000 and 36 loans with a value of $6,021,000 classified as TDRs as of December 31, 2011 and March 31, 2011, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell. The following table shows TDRs by class and the specific reserve as of March 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	12	$7,610,000	$271,000
Construction	1	1,148,000	-
Other	12	1,919,000	85,000
Municipal	-	-	-
Residential
Term	46	9,970,000	250,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Unallocated	-	-	-
	71	$20,647,000	$606,000

As of March 31, 2012, 11 of the loans classified as TDRs with a total balance of $2,258,000 were more than 30 days past due. Of these loans, 7 loans with an outstanding balance of $1,733,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	-	$-	$-
Construction	-	-	-
Other	4	667,000	44,000
Municipal	-	-	-
Residential
Term	7	1,591,000	29,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Unallocated	-	-	-
	11	$2,258,000	$73,000

In the first three months of 2012, 14 loans were placed on TDR status with an outstanding balance of $3,007,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status by class of loan and the associated specific reserve included in the allowance for loan losses as of March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	7	$2,438,000	$2,404,000	$-
Construction	-	-	-	-
Other	3	12,000	12,000	-
Municipal	-	-	-	-
Residential
Term	4	557,000	557,000	16,000
Construction	-	-	-	-
Home equity line of credit	-	-	-	-
Consumer	-	-	-	-
Unallocated	-	-	-	-
	14	$3,007,000	$2,973,000	$16,000

As of March 31, 2012, Management is aware of 6 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,021,000. As of March 31, 2012, there were 19 loans with an outstanding balance of $3,160,000 that were classified as TDRs and on non-accrual status.

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
As of March 31, 2012, 19,727 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	2.9
2011	5.0	5,500	3.9
2012	3.0	2,027	2.9
2012	4.0	2,704	3.9
2012	5.0	7,996	4.9
		19,727	4.1

The compensation cost related to these restricted stock grants was $302,000 and will be recognized over the vesting terms of each grant. In the first quarter of 2012, $24,000 of expense was recognized for these restricted shares, leaving $256,000 in unrecognized expense as of March 31, 2012. In the first quarter of 2011, $6,000 of expense was recognized for these restricted shares, leaving $105,000 in unrecognized expense as of March 31, 2011.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, to stock-based employee compensation. As of March 31, 2012, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of March 31, 2012 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	51,000	$16.47
Granted in 2012	-	-
Exercised in 2012	(9,000)	$9.33		$59,000
Forfeited in 2012	-	-
Outstanding at March 31, 2012	42,000	$18.00	2.8	-
Exercisable at March 31, 2012	42,000	$18.00	2.8	-

Note 6 – Preferred and Common Stock

Preferred Stock
On January 9, 2009, the Company issued $25 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program (“the CPP Shares”). The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
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

Common Stock
As a consequence of the Company’s issuance of securities under the U.S. Treasury’s Capital Purchase Program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first three months of 2012, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the quarter ended March 31, 2012
Net income as reported	$2,913,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	2,732,000	9,817,029	$0.28
Effect of dilutive securities: restricted stock		11,196
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,732,000	9,828,225	$0.28
For the quarter ended March 31, 2011
Net income as reported	$3,143,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,806,000	9,778,756	$0.29
Effect of dilutive securities: incentive stock options and restricted stock		8,527
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,806,000	9,787,283	$0.29

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
The following table presents the number of options and warrants outstanding as of March 31, 2012 and 2011 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of March 31, 2012
Incentive stock options	42,000	-	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total	267,904	-	267,904
As of March 31, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total	281,404	13,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to $17,000 of their compensation if under age 50 and $22,500 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee’s compensation in 2011. The amount for 2012 has not been established. The expense related to the 401(k) plan was $92,000 and $102,000 for the three months ended March 31, 2012 and 2011, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits”. The expense of these supplemental retirement benefits was $77,000 and $73,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the associated accrued liability included in other liabilities in the balance sheet was $1,911,000 compared to $1,847,000 and $1,656,000 at December 31, 2011 and March 31, 2011, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The Company utilizes FASB ASC Topic 712 “Compensation – Nonretirement Postemployment Benefits” to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the three months ended March 31,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,848,000	$1,796,000
Service cost	17,000	4,000
Interest cost	28,000	29,000
Benefits paid	(34,000)	(39,000)
Benefit obligation at end of period	1,859,000	1,790,000
Funded status
Benefit obligation at end of period	(1,859,000)	(1,790,000)
Accrued benefit cost at end of period	$(1,859,000)	$(1,790,000)

The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$17,000	$4,000
Interest cost	28,000	29,000
Amortization of unrecognized transition obligation	7,000	7,000
Amortization of accumulated losses	3,000	5,000
Net periodic benefit cost	$55,000	$45,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Unamortized net actuarial loss	$(100,000)	$(100,000)	$(49,000)
Unrecognized transition obligation	(27,000)	(34,000)	(56,000)
	(127,000)	(134,000)	(105,000)
Deferred tax benefit at 35%	45,000	47,000	37,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(82,000)	$(87,000)	$(68,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2012 are $34,000 and the expected benefit payments for all of 2012 are $136,000. Plan expense for 2012 is estimated to be $165,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,400 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2011, in accordance FASB ASC Topic 350 “Intangibles – Goodwill and Other,” the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 “Financial Services – Mortgage Banking,” requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company’s servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a 3 month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2012, the prepayment assumption using the PSA model was 513, which translates into an anticipated prepayment rate of 30.76%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.91%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2012 and 2011, servicing rights capitalized totaled $11,000 and $198,000, respectively. Servicing rights amortized for the three month periods ended March 31, 2012 and 2011, were $172,000 and $154,000, respectively. The fair value of servicing rights was $994,000, $1,581,000 and $2,205,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Bank serviced loans for others totaling $221,694,000, $238,221,000 and $254,519,000 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2012	December 31, 2011	March 31, 2011
Mortgage servicing rights	$6,110,000	$6,099,000	$5,927,000
Accumulated amortization	(5,009,000)	(4,837,000)	(4,417,000)
Impairment reserve	(300,000)	(61,000)	(20,000)
	$801,000	$1,201,000	$1,490,000

Note 11 – Income Taxes

FASB ASC Topic 740 “Income Taxes,” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2009 through 2011.

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at March 31, 2012 and 2011, and at December 31, 2011:

	March 31, 2012	December 31, 2011	March 31, 2011
Certificates of deposit < $100,000	$248,582,000	$216,836,000	$308,127,000
Certificates $100,000 to $250,000	349,643,000	309,841,000	337,018,000
Certificates $250,000 and over	32,548,000	22,499,000	35,440,000
	$630,773,000	$549,176,000	$680,585,000

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011.

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	-	232,115,000	-	232,115,000
State and political subdivisions	-	83,162,000	-	83,162,000
Other equity securities	-	1,834,000	-	1,834,000
Total assets	$-	$317,111,000	$-	$317,111,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	-	198,232,000	-	198,232,000
State and political subdivisions	-	85,726,000	-	85,726,000
Corporate securities	-	811,000	-	811,000
Other equity securities	-	1,433,000	-	1,433,000
Total assets	$-	$286,202,000	$-	$286,202,000

	At March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$15,943,000	$-	$15,943,000
Mortgage-backed securities	-	253,110,000	-	253,110,000
State and political subdivisions	-	55,081,000	-	55,081,000
Corporate securities	-	923,000	-	923,000
Other equity securities	-	394,000	-	394,000
Total assets	$-	$325,451,000	$-	$325,451,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans and observable inputs for its assumptions. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.
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
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or present value of expected cash flows. As such, the Company records impaired loans as nonrecurring Level 2.
The following tables includes asset measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $367,000,
$436,000, and $108,000 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $2,348,000, $2,058,000 and $1,621,000 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$994,000	$-	$994,000
Loans held for sale	-	184,000	-	184,000
Other real estate owned	-	4,214,000	-	4,214,000
Impaired loans	-	12,082,000	-	12,082,000
Total assets	$-	$17,474,000	$-	$17,474,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,581,000	$-	$1,581,000
Loans held for sale	-	-	-	-
Other real estate owned	-	4,094,000	-	4,094,000
Impaired loans	-	12,165,000	-	12,165,000
Total assets	$-	$17,840,000	$-	$17,840,000

	At March 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$2,205,000	$-	$2,205,000
Loans held for sale	-	450,000	-	450,000
Other real estate owned	-	4,575,000	-	4,575,000
Impaired loans	-	7,002,000	-	7,002,000
Total assets	$-	$14,232,000	$-	$14,232,000

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The estimated fair values for financial instruments as of March 31, 2012 were as follows:

	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,123,000	$12,123,000	$12,123,000	$-	$-
Interest bearing deposits in other banks	1,532,000	1,532,000	1,532,000	-	-
Securities available for sale	317,111,000	317,111,000	-	317,111,000	-
Securities to be held to maturity	137,606,000	144,633,000	-	144,633,000	-
Federal Reserve Bank stock	1,411,000	1,411,000	-	1,411,000	-
Federal Home Loan Bank stock	13,412,000	13,412,000	-	13,412,000	-
Loans held for sale	184,000	184,000	-	184,000	-
Loans (net of allowance for loan losses)
Commercial
Real estate	247,962,000	248,737,000	-	-	248,737,000
Construction	30,018,000	30,018,000	-	-	30,018,000
Other	83,021,000	83,529,000	-	-	83,529,000
Municipal	15,939,000	17,471,000	-	-	17,471,000
Residential
Term	356,971,000	368,682,000	-	-	368,682,000
Construction	6,383,000	6,385,000	-	-	6,385,000
Home equity line of credit	102,587,000	102,581,000	-	-	102,581,000
Consumer	15,057,000	16,049,000	-	-	16,049,000
Total loans	857,938,000	873,452,000	-	-	873,452,000
Mortgage servicing rights	801,000	994,000	-	994,000	-
Accrued interest receivable	5,690,000	5,690,000	-	5,690,000	-
Financial liabilities
Demand deposits	$69,520,000	$67,807,000	$-	$67,807,000	$-
NOW deposits	120,844,000	111,703,000	-	111,703,000	-
Money market deposits	75,752,000	64,795,000	-	64,795,000	-
Savings deposits	118,946,000	107,036,000	-	107,036,000	-
Local certificates of deposit	215,013,000	220,572,000	-	220,572,000	-
National certificates of deposit	415,760,000	420,850,000	-	420,850,000	-
Total deposits	1,015,835,000	992,763,000	-	992,763,000	-
Repurchase agreements	89,990,000	89,990,000	-	89,990,000	-
Federal Home Loan Bank advances	150,161,000	157,589,000	-	157,589,000	-
Total borrowed funds	240,151,000	247,579,000	-	247,579,000	-
Accrued interest payable	644,000	644,000	-	644,000	-

The estimated fair values for financial instruments as of December 31, 2011 and March 31, 2011 were as follows:

	December 31, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,115,000	$14,115,000	$13,700,000	$13,700,000
Interest-bearing deposits in other banks	-	-	100,000	100,000
Securities available for sale	286,202,000	286,202,000	325,451,000	325,451,000
Securities to be held to maturity	122,661,000	130,677,000	109,936,000	114,051,000
Federal Home Loan Bank and Federal Reserve Bank stock	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	-	-	450,000	450,000
Loans (net of allowance for loan losses)	851,988,000	866,442,000	880,684,000	885,204,000
Mortgage servicing rights	1,201,000	1,581,000	1,490,000	2,205,000
Accrued interest receivable	4,835,000	4,835,000	6,236,000	6,236,000
Financial liabilities
Deposits	$941,333,000	$921,388,000	$1,050,257,000	$998,261,000
Borrowed funds	265,663,000	273,568,000	217,534,000	222,498,000
Accrued interest payable	734,000	734,000	814,000	814,000

The fair value estimates, methods, and assumptions for the Company’s financial instruments are set forth below.

Cash and Cash Equivalents and Due from Banks
The carrying values of cash and cash equivalents and due from banks approximate their relative fair values. As such, the Company classifies cash and cash equivalents as Level 1.

Investment Securities
The fair values of investment securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values. As such, the Company classifies investment securities as Level 2.

Loans Held for Sale.
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Fair values for significant non-performing loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3.

Mortgage Servicing Rights.
Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans and observable inputs for its assumptions. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

Accrued Interest Receivable
The fair value estimate of this financial instrument approximates the carrying value as this financial instrument has a short maturity. It is the Company’s policy to stop accruing interest on loans for which it is probable that the interest is not collectible. Therefore, this financial instrument has been adjusted for estimated credit loss. As such, the Company classifies accrued interest receivable as Level 2.

Deposits
The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Company’s net assets could increase. As such, the Company classifies deposits as Level 2.

Borrowed Funds
The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities. As such, the Company classifies borrowed funds as Level 2.

Accrued Interest Payable
The fair value estimate approximates the carrying amount as this financial instrument has a short maturity. As such, the Company classifies accrued interest payable as Level 2.

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

Note 15 – Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the manner of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2012 and 2011.

	For the three months ended March 31,
Dollars in thousands	2012	2011
Net interest income as presented	$9,806	$10,505
Effect of tax-exempt income	763	609
Net interest income, tax equivalent	$10,569	$11,114

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

	For the three months ended March 31,
Dollars in thousands	2012	2011
Non-interest expense, as presented	$6,178	$6,488
Net interest income, as presented	9,806	10,505
Effect of tax-exempt income	763	609
Non-interest income, as presented	2,168	2,277
Effect of non-interest tax-exempt income	43	47
Net securities gains	(523)	-
Adjusted net interest income plus non-interest income	$12,257	$13,438
Non-GAAP efficiency ratio	50.40%	48.28%
GAAP efficiency ratio	51.60%	50.76%

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

	For the three months ended March 31,
Dollars in thousands	2012	2011
Average shareholders’ equity as presented	$153,544	$151,969
Less average preferred stock	(12,304)	(24,705)
Less average intangible assets	(27,684)	(27,684)
Average tangible common shareholders’ equity	$113,556	$99,580

Executive Summary

Net income for the first three months of 2012 was $2.9 million, down $230,000 or 7.3% from the same period in 2011. Earnings per common share on a fully diluted basis were $0.28 for the three months ended March 31, 2012, down $0.01 or 3.4% from the $0.29 posted for the same period in 2011. Compared to the previous quarter, net income was down $109,000 or 3.6% and earnings per common share on a fully diluted basis were down $0.01 or 3.4%.
Two factors continue to affect The First Bancorp’s performance: the continued weak global economy and extremely low interest rates. Economic weakness has resulted in higher credit losses while low interest rates have created margin compression and lower net interest income. Despite these factors, our quarterly results over the past two years have been very consistent, with net income varying less than 9% between the lowest and highest quarter. Similar results can be seen in many other metrics, including non-performing assets, which have ranged from 1.87% to 2.32% over the past two years and dropped in the first quarter to 2.01% of total assets.
Compared to the same period in 2011, net interest income on a tax-equivalent basis declined $545,000 or 4.9%. Compared to the previous quarter, however, net interest income on a tax-equivalent basis was down only $203,000 or 1.9%. Compression can be seen in our net interest margin, which dropped from 3.40% for the first three months of 2011 to 3.22% for same period in 2012. This is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities.
Non-interest income in the first quarter was $109,000 or 4.8% lower than in the first quarter of 2011. This was attributable to a decline in mortgage origination income, partially related to a $239,000 impairment charge for mortgage-servicing rights as a result of low interest rates and higher levels of mortgage refinancing. Non-interest expense was $310,000 or 4.8% lower than in the same period in 2011, with lower premiums for FDIC Insurance and lower costs related to collections and other real estate owned.
The weak economy continues to impact employment and housing prices, which in turn impact credit quality for the Bank. Net loan chargeoffs for the quarter ended March 31, 2012, were $2.1 million or 0.99% of average loans on an annualized basis. This was up $730,000 from net chargeoffs of $1.4 million or 0.64% of average loans on an annualized basis for the first three months of 2011. We provisioned $2.1 million for loan losses in the first quarter of 2012, equal to the amount provisioned in the first quarter of 2011. Although the allowance for loan losses decreased $46,000 between December 31, 2011 and March 31, 2012, year-to-date the allowance as a percentage of loans outstanding declined by only one basis point to 1.49%. Total past-due loans were 3.04% of total loans as of March 31, 2012, slightly below 3.07% of total loans as of December 31, 2011, and just above 3.00% of total loans as of March 31, 2011.
Total assets have increased $50.9 million or 3.7% year-to-date. The loan portfolio increased $5.9 million in the first three months of 2012 and was down $23.8 million from a year ago. The investment portfolio has increased $45.2 million or 10.7% year-to-date and $18.7 million or 4.2% over the past year. On the liability side of the balance sheet, low-cost deposits have increased $13.4 million or 4.5% year-over-year, which is above our normal seasonal pattern. Local certificates of deposit decreased $4.9 million and wholesale CDs increased $87.5 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp. Since December 31, 2008, the Company’s total risk-based capital ratio has increased from 11.13% to 15.66%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management’s view, participating in the U.S. Treasury Capital Purchase Program (the “CPP”) was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. During the quarter ended September 30, 2011, the Company repaid $12.5 million preferred stock issued by the U.S. Treasury under the CPP. After the repurchase, $12.5 million of CPP preferred stock remains outstanding.

The Company’s operating ratios remain good, with a return on average tangible common equity of 9.68% for the three months ended March 31, 2012 compared to 11.43% for the same period in 2011. Based upon December 31, 2011 data, our return on average tangible equity was in the top 40% of all banks in the UBPR peer group, which had an average return on equity of 7.26%. Our efficiency ratio continues to be an important component in our overall performance; and, was up slightly to 50.40% for the first three months of 2012 compared to 48.28% for the same period in 2011. As of December 31, 2011, the average efficiency ratio for our UBPR peer group was 66.26%, which put us in the top 12% of all banks in the UBPR peer group.

Net Interest Income

Total interest income of $13.1 million for the three months ended March 31, 2012, was a decrease of $1.1 million or 8.1% compared to total interest income of $14.3 for the same period of 2011. Total interest expense of $3.3 million for the first three months of 2012 is a $0.4 million or 12.0% decrease from total interest expense of $3.7 million for the first three months of 2011. As a result, net interest income decreased 6.7% or $0.7 million to $9.8 million for the three months ended March 31, 2012, from the $10.5 million reported for the same period in 2011. The Company’s net interest margin on a tax-equivalent basis decreased from 3.40% in the first three months of 2011 to 3.22% for the three months ended March 31, 2012. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2012 and 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

	For the three months ended
	March 31, 2012		March 31, 2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$-	0.00%	$-	0.25%
Investments	4,385	3.93%	4,595	4.34%
Loans held for sale	1	4.05%	17	4.46%
Loans	9,483	4.39%	10,251	4.64%
Total interest-earning assets	13,869	4.23%	14,863	4.55%
Interest-bearing liabilities
Deposits	2,193	0.96%	2,563	1.09%
Other borrowings	1,107	1.83%	1,186	2.13%
Total interest-bearing liabilities	3,300	1.14%	3,749	1.29%
Net interest income	$10,569		$11,116
Interest rate spread		3.09%		3.26%
Net interest margin		3.22%		3.40%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2012 compared to 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

For the three months ended March 31, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume1	Total
Interest on earning assets
Interest-bearing deposits	$2	$-	$(2)	$-
Investment securities	212	(403)	(19)	(210)
Loans held for sale	(16)	(1)	1	(16)
Loans	(285)	(497)	14	(768)
Total interest income	(87)	(901)	(6)	(994)
Interest expense
Deposits	(98)	(283)	11	(370)
Other borrowings	93	(160)	(12)	(79)
Total interest expense	(5)	(443)	(1)	(449)
Change in net interest income	$(82)	$(458)	$(5)	$(545)
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets

The following table shows the Company’s average daily balance sheets for the three-month periods ended March 31, 2012 and 2011.

	For the three months Ended March 31,
Dollars in thousands	2012	2011
Assets
Cash and cash equivalents	$12,346	$16,208
Interest bearing deposits in other banks	1,848	100
Securities available for sale	304,867	309,105
Securities to be held to maturity	128,651	104,493
Federal Reserve Bank stock, at cost	1,411	1,411
Federal Home Loan Bank, at cost	13,875	14,032
Loans held for sale (fair value approximates cost)	67	1,545
Loans	869,224	894,068
Allowance for loan losses	(12,909)	(13,851)
Net loans	856,315	880,217
Accrued interest receivable	4,891	5,283
Premises and equipment, net of accumulated depreciation	18,870	18,887
Other real estate owned	4,217	5,000
Goodwill	27,684	27,684
Other assets	26,781	28,540
Total Assets	1,401,823	$1,412,505

Liabilities & Shareholders’ Equity
Demand deposits	$72,289	$69,766
NOW deposits	120,546	122,249
Money market deposits	78,477	75,518
Savings deposits	116,346	103,763
Certificates of deposit	602,734	653,092
Total deposits	990,392	1,024,388
Borrowed funds – short term	109,990	25,889
Borrowed funds – long term	133,453	199,778
Dividends payable	1,025	976
Other liabilities	13,419	9,505
Total Liabilities	1,248,279	1,260,536
Shareholders’ Equity:
Preferred stock	12,304	24,705
Common stock	98	98
Additional paid-in capital	45,970	45,536
Retained earnings	86,657	83,257
Net unrealized gain (loss) on securities available-for-sale	8,599	(1,557)
Net unrealized loss on postretirement benefit costs	(84)	(70)
Total Shareholders’ Equity	153,544	151,969
Total Liabilities & Shareholders’ Equity	$1,401,823	$1,412,505

Non-Interest Income

Non-interest income of $2.2 million for the three months ended March 31, 2012, is a decrease of $109,000 compared to the same period in 2011. This decrease was attributable to a decline in mortgage origination income partially related to a $239,000 impairment charge for mortgage-servicing rights as a result of low interest rates and higher levels of mortgage refinancing. It was offset, in part, by securities gains of $523,000.

Non-Interest Expense

Non-interest expense of $6.2 million for the three months ended March 31, 2012 is a decrease of 4.8% or $0.3 million compared to non-interest expense of $6.5 million for the same period in 2011. This decrease was attributable to lower premiums for FDIC Insurance and lower costs related to collections and other real estate owned. The Company’s efficiency ratio was up slightly to 50.40% for the first three months of 2012 compared to 48.28% for the same period in 2011.

Income Taxes

Income taxes on operating earnings were $783,000 for the three months ended March 31, 2012, down $268,000 from the same period in 2011. This is in line with the decrease in the Company’s level of income before taxes and a higher level of tax-exempt income.
FASB ASC Topic 740 “Income Taxes” defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2009 through 2011.

Investments

The Company’s investment portfolio increased by $45.2 million or 10.7% between December 31, 2011, and March 31, 2012. The growth in the portfolio in the three months of 2012 was primarily in GNMA mortgage-backed securities and US Agency securities, which are fully backed by the U.S. Government and carry no credit risk. As of March 31, 2012, mortgage-backed securities had a carrying value of $284.3 million and a fair value of $287.9 million. Of this total, securities with a fair value of $264.1 million or 91.7% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $23.9 million or 8.3% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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

The following table sets forth the Company’s investment securities at their carrying amounts as of March 31, 2012 and 2011 and December 31, 2011.

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Securities available for sale
U.S. Treasury and agency	$-	$-	$15,943
Mortgage-backed securities	232,115	198,232	253,110
State and political subdivisions	83,162	85,726	55,081
Corporate securities	-	811	923
Other equity securities	1,834	1,433	394
	$317,111	$286,202	$325,451
Securities to be held to maturity
U.S. Treasury and agency	$39,694	$19,390	$2,936
Mortgage-backed securities	52,185	56,800	59,063
State and political subdivisions	45,427	46,171	47,787
Corporate securities	300	300	150
	$137,606	$122,661	$109,936
Non-marketable securities
Federal Home Loan Bank Stock	$13,412	$14,032	$14,032
Federal Reserve Bank Stock	1,411	1,411	1,411
	$14,823	$15,443	$15,443
Total securities	$469,540	$424,306	$450,830

The following table sets forth yields and expected maturities of the Company’s investment securities as of March 31, 2012. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	5,000	3.00%
Due after 10 years	-	0.00%	34,694	3.27%
Total	-	0.00%	39,694	3.24%
Mortgage-Backed Securities
Due in 1 year or less	4,933	1.50%	3,177	2.52%
Due in 1 to 5 years	59,180	2.81%	4,583	3.54%
Due in 5 to 10 years	12,123	2.88%	7,641	4.76%
Due after 10 years	155,879	3.12%	36,784	4.58%
Total	232,115	2.99%	52,185	4.39%
State & Political Subdivisions
Due in 1 year or less	1,015	6.90%	1,486	6.08%
Due in 1 to 5 years	1,791	6.90%	7,290	6.56%
Due in 5 to 10 years	1,319	6.21%	22,922	6.26%
Due after 10 years	79,037	6.17%	13,729	6.28%
Total	83,162	6.20%	45,427	6.31%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	-	0.00%
Total	-	0.00%	300	1.25%
Equity Securities	1,834	1.52%	-	0.00%
	$317,111	3.82%	$137,606	4.68%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2012 amounted to $1.1 million, or 0.24% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount was $0.8 million, or 0.19% of the total securities portfolio. As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2012, the Company had temporarily impaired securities with a fair value of $80.5 million and unrealized losses of $1.1 million, as identified in the table below. This was up from December 31, 2011 as a result of slight increase in interest rates and corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $6.9 million as of March 31, 2012, compared with $9.3 million at December 31, 2011. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer’s financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$33,514	$(435)	$-	$-	$33,514	$(435)
Mortgage-backed securities	35,242	(280)	6,608	(81)	41,850	(361)
State and political subdivisions	4,924	(204)	-	-	4,924	(204)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	253	(73)	253	(73)
	$73,680	$(919)	$6,861	$(154)	$80,541	$(1,073)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of March 31, 2012, the total unrealized losses on these securities amounted to $435,000. There were no unrealized losses on these securities at December 31, 2011. All of these securities were credit rated “AAA” or “AA+” by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2012, the total unrealized losses on these securities amounted to $361,000, compared with $181,000 at December 31, 2011. All of these securities were credit rated “AAA” or “AA+” by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation’s financial markets. Management believes that the unrealized losses at March 31, 2012 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of March 31, 2012, the total unrealized losses on municipal securities amounted to $204,000, compared with $189,000 at December 31, 2011. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At March 31, 2012 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2012 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2012, compared with $287,000 at December 31, 2011. Corporate securities are dependent on the operating performance of the issuers.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston, a cooperatively owned wholesale bank for housing and finance in the 6 New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2012 and December 31, 2011, the Bank’s investment in FHLB stock totaled $13.4 million and $14.0 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $184,000 at March 31, 2012 compared with no loans held for sale at December 31, 2011 and $450,000 at March 31, 2011. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio increased during the first three months of 2012, with total loans at $870.9 million at March 31, 2012, up $5.9 million or 0.7% from total loans of $865.0 million at December 31, 2011. Commercial loans decreased $4.0 million or 1.1% between December 31, 2011 and March 31, 2012, municipal loans decreased by $260,000 or 1.6% and residential term loans increased $17.1 million or 5.0%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 35% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 99% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two classes, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80%-90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.

The following table summarizes the loan portfolio, by class, at March 31, 2012 and 2011 and December 31, 2011.

Dollars in thousands	March 31, 2012		December 31, 2011		March 31, 2011
Commercial
Real estate	$254,708	29.3%	$255,424	29.5%	$263,800	29.5%
Construction	30,828	3.5%	32,574	3.8%	29,316	3.3%
Other	85,467	9.8%	86,982	10.1%	101,762	11.4%
Municipal	15,961	1.8%	16,221	1.9%	20,834	2.3%
Residential
Term	358,394	41.2%	341,286	39.5%	340,841	38.1%
Construction	6,451	0.7%	10,469	1.2%	13,370	1.5%
Home equity line of credit	103,372	11.9%	105,244	12.1%	106,172	11.8%
Consumer	15,711	1.8%	16,788	1.9%	18,589	2.1%
Total loans	$870,892	100.0%	$864,988	100.0%	$894,684	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank’s loan portfolio as of March 31, 2012:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$5,053	$24,684	$20,353	$204,618	$254,708
Construction	7,490	2,908	772	19,658	30,828
Other	9,878	21,469	20,321	33,799	85,467
Municipal	583	3,415	5,935	6,028	15,961
Residential
Term	1,002	12,460	20,986	323,946	358,394
Construction	3,302	702	-	2,447	6,451
Home equity line of credit	1,072	1,825	494	99,981	103,372
Consumer	6,711	5,730	1,011	2,259	15,711
Total loans	$35,091	$73,193	$69,872	$692,736	$870,892

The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2012.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$47,353	5.4%	$207,355	23.9%	$254,708	29.3%
Construction	-	-0.1%	30,828	3.6%	30,828	3.5%
Other	38,686	4.4%	46,781	5.4%	85,467	9.8%
Municipal	15,959	1.8%	2	0.0%	15,961	1.8%
Residential
Term	158,707	18.2%	199,687	23.0%	358,394	41.2%
Construction	2,533	0.3%	3,918	0.4%	6,451	0.7%
Home equity line of credit	3,315	0.4%	100,057	11.5%	103,372	11.9%
Consumer	12,545	1.4%	3,166	0.4%	15,711	1.8%
Total loans	$279,098	31.8%	$591,794	68.2%	$870,892	100.0%

Loan Concentrations

As of March 31, 2012, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2012, impaired loans with specific reserves totaled $14.4 and the amount of such reserves was $2.3 million. This compares to impaired loans with specific reserves of $14.2 million at December 31, 2011 and the amount of such reserves was $2.1 million.
All of these analyses are reviewed and discussed by the Directors’ Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2012 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of March 31, 2012 and 2011 and December 31, 2011. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2012		December 31, 2011		March 31, 2011
Commercial
Real estate	$5,862	29.3%	$5,659	29.5%	$6,310	29.5%
Construction	704	3.5%	658	3.8%	639	3.3%
Other	2,125	9.8%	2,063	10.1%	2,535	11.4%
Municipal	19	1.8%	19	1.9%	19	2.3%
Residential
Term	1,236	41.2%	1,159	39.5%	1,405	38.1%
Construction	59	0.7%	255	1.2%	146	1.5%
Home equity line of credit	682	11.9%	595	12.1%	678	11.8%
Consumer	568	1.8%	584	1.9%	713	2.1%
Unallocated	1,699	0.0%	2,008	0.0%	1,555	0.0%
Total	$12,954	100.0%	$13,000	100.0%	$14,000	100.0%

The allowance for loan losses totaled $13.0 million at March 31, 2012, compared to $13.0 million and $14.0 million as of December 31, 2011 and March 31, 2011, respectively. Management’s ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $290,000 in the first three months of 2012 from $2.1 million at December 31, 2011 to $2.3 million at March 31, 2012. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $31,000 in the first three months of 2012. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors decreased by $57,000 during 2012 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $310,000 decrease in unallocated reserves in the first three months of 2012 from $2.0 million on December 31, 2011 to $1.7 million on March 31, 2012.
A breakdown of the allowance for loan losses as of March 31, 2012, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$944	$2,648	$2,270	$-	$5,862
Construction	117	316	271	-	704
Other	480	886	759	-	2,125
Municipal	-	-	19	-	19
Residential
Term	592	185	459	-	1,236
Construction	49	2	8	-	59
Home equity line of credit	156	176	350	-	682
Consumer	10	319	239	-	568
Unallocated	-	-	-	1,699	1,699
	$2,348	$4,532	$4,375	$1,699	$12,954

Based upon Management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $2.1 million for the first three months of 2012, even with the first three months of 2011. Net chargeoffs were $2.1 million in the first three months of 2012 compared to net chargeoffs of $1.4 million in the first three months of 2011. Our allowance as a percentage of outstanding loans has decreased from 1.50% as of December 31, 2011 to 1.49% as of March 31, 2012, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011:

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of year	$13,000	$13,316	$13,316
Loans charged off:
Commercial
Real estate	-	1,619	289
Construction	-	346	-
Other	2,002	6,492	161
Municipal	-	-	-
Residential
Term	239	1,421	457
Construction	-	505	505
Home equity line of credit	49	415	1
Consumer	180	381	100
Total	2,470	11,179	1,513
Recoveries on loans previously charged off
Commercial
Real estate	-	23	5
Construction	246	-	-
Other	2	60	17
Municipal	-	-	-
Residential	-
Term	1	7	3
Construction	-	-	-
Home equity line of credit	-	1	-
Consumer	75	222	72
Total	324	313	97
Net loans charged off	2,146	10,866	1,416
Provision for loan losses	2,100	10,550	2,100
Balance at end of period	$12,954	$13,000	$14,000
Ratio of net loans charged off to average loans outstanding1	0.99%	1.23%	0.64%
Ratio of allowance for loan losses to total loans outstanding	1.49%	1.50%	1.56%
1 Ratios for March 2012 and 2011 have been annualized on a 366-day basis and 365-day basis, respectively.

Management believes the allowance for loan losses is appropriate as of March 31, 2012. In Management’s opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.81% at March 31, 2012 compared to 3.21% at December 31, 2011 and 2.51% at March 31, 2011. The following table shows the distribution of nonperforming loans by class as of March 31, 2012 and 2011 and December 31, 2011:

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Commercial
Real estate	$8,185	$7,064	$7,752
Construction	946	2,350	813
Other	3,197	5,836	1,617
Municipal	-	-	-
Residential
Term	11,252	11,312	9,632
Construction	1,454	1,198	2,247
Home equity line of credit	1,336	1,163	604
Consumer	23	53	124
Non-performing loans plus loans 90 or more days past due and still accruing interest	$26,393	$28,976	$22,789
Non-performing loans included in above total	$24,438	$27,806	$22,498

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of March 31, 2012, loans 90 or more days past due and still accruing interest totaled $2.0 million, compared to $1.2 million and $0.3 million at December 31, 2011 and March 31, 2011, respectively.

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
   As of March 31, 2012 we had 71 loans with a value of $20.6 million that have been restructured. This compares to 36 loans with a value of $6.0 million classified as TDRs as of March 31, 2011. As of March 31, 2012, 11 of the loans classified as TDRs with a total balance of $2.3 million were more than 30 days past due. There are six bankruptcy cases in the current TDRs that Management is aware of.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $41.1 million at March 31, 2012, and have decreased $1.0 million from December 31, 2011. The number of loans increased by 26 from 211 to 237 during the same period. Impaired commercial loans decreased $2.6 million from December 31, 2011 to March 31, 2012. The specific allowance for impaired commercial loans increased from $1.2 million at December 31, 2011 to $1.5 as of March 31, 2012, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2011 to March 31, 2012, impaired residential loans increased $1.2 million, impaired home equity lines of credit increased $173,000, and impaired consumer loans decreased $38,000.
The following table sets forth impaired loans as of March 31, 2012 and 2011 and December 31, 2011:

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Commercial
Real estate	$14,295	$10,141	$7,482
Construction	2,093	5,702	813
Other	3,886	7,042	1,604
Municipal	-	-	-
Residential
Term	18,054	16,821	13,948
Construction	1,454	1,198	2,248
Home equity line of credit	1,336	1,163	604
Consumer	15	53	115
Total	$41,133	$42,120	$26,814

Past Due Loans

The Bank’s overall loan delinquency ratio was 3.04% at March 31, 2012, versus 3.07% at December 31, 2011 and 3.00% at March 31, 2011. Loans 90 days delinquent and accruing increased from $1.2 million at December 31, 2011 to $2.0 million as of March 31, 2012. This total is made up of nine loans, with the largest loan totaling $1,025,000. We expect to collect all amounts due on these loans, including interest. The following table sets forth loan delinquencies as of March 31, 2012 and 2011 and December 31, 2011:

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Commercial
Real estate	$5,149	$6,864	$7,113
Construction	1,986	1,777	321
Other	3,447	2,623	1,421
Municipal	-	-	-
Residential
Term	12,623	12,174	14,079
Construction	1,946	1,198	2,247
Home equity line of credit	1,242	1,614	1,363
Consumer	181	347	269
Total	$26,574	$26,597	$26,813
Loans 30-89 days past due to total loans	0.94%	1.00%	0.91%
Loans 90+ days past due and accruing to total loans	0.22%	0.14%	0.03%
Loans 90+ days past due on non-accrual to total loans	1.88%	1.93%	2.06%
Total past due loans to total loans	3.04%	3.07%	3.00%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2012, there were 22 potential problem loans with a balance of $3.6 million or 0.4% of total loans. This compares to 28 loans with a balance of $4.7 million or 0.5% of total loans at December 31, 2011.
As of March 31, 2012, there were 49 loans in the process of foreclosure with a total balance of $8.3 million. The Bank’s foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank’s attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In October 2011, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac’s and Fannie Mae’s published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

Other Real Estate Owned

Other real estate owned and repossessed assets (“OREO”) are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2012, there were 15 properties owned with a net OREO balance of $4.2 million, net of an allowance for losses of $0.4 million, compared to December 31, 2011 when there were 16 properties owned with a net OREO balance of $4.1 million, net of an allowance for losses of $0.4 million and March 31, 2011 when there were 16 properties owned with a net OREO balance of $4.6 million, net of an allowance for losses of $0.1 million.
The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2012	December 31, 2011	March 31, 2011
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	59	59	452
Other	1,504	1,504	1,559
Municipal	-	-	-
Residential
Term	3,018	2,967	2,672
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$4,581	$4,530	$4,683
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	-
Other	127	127	20
Municipal	-	-	-
Residential
Term	240	309	88
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$367	$436	$108
Net Value
Commercial
Real estate	$-	$-	$-
Construction	59	59	452
Other	1,377	1,377	1,539
Municipal	-	-	-
Residential
Term	2,778	2,658	2,584
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$4,214	$4,094	$4,575

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

Liquidity Management

As of March 31, 2012, the Bank had primary sources of liquidity of $267.2 million. It is Management’s opinion this is adequate. The Bank has an additional $266.6 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee (“ALCO”) establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company’s sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank’s primary source of liquidity is deposits, which funded 70.7% of total average assets in the first three months of 2012. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first three months of 2012, total deposits increased by $74.5 million or 7.9% from December 31, 2011 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $3.8 million or 1.2% in the first three months of 2012, money market deposits decreased $3.3 million or 4.1%, and certificates of deposit increased $81.6 million or 14.9%. Between March 31, 2011 and March 31, 2012, total deposits decreased by $34.4 million or 3.3%. Low-cost deposits increased by $13.4 million or 4.5%, money market accounts increased $2.0 million or 2.7%, and certificates of deposit decreased $49.8 million or 7.3%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was the result from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits year-over-year is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2012, borrowed funds decreased $25.5 million or 9.6% from December 31, 2011. Between March 31,

2011 and March 31, 2012, borrowed funds increased by $22.6 million or 10.4%. This increase was due to the shift in funding mentioned above.

Shareholders’ Equity

Shareholders’ equity as of March 31, 2012 was $151.6 million, compared to $150.9 million as of December 31, 2011 and $151.5 million as of March 31, 2011. The Company’s earnings in the first three months of 2012, net of dividends paid, added to shareholders’ equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 “Investments – Debt and Equity Securities”, decreased by $313,000 from December 31, 2011.
A cash dividend of 19.5 cents per share was declared in the first quarter of 2012, equal to the dividend declared in each of the past fourteen quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 69.64% for the first three months of 2012 compared to 67.24% for the same period in 2011. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company’s Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank’s directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2012 is this year’s net income plus $7.0 million.
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
Regulatory leverage capital ratios for the Company were 8.51% and 8.32% at March 31, 2012 and December 31, 2011, respectively. The Company had a tier one risk-based capital ratio of 14.41% and a tier two risk-based capital ratio of 15.66% at March 31, 2012, compared to 14.40% and 15.66%, respectively, at December 31, 2011. These ratios are comfortably above the standards to be rated “well-capitalized” by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of March 31, 2012:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$240,151	$109,990	$10,000	$70,000	$50,161
Operating leases	567	105	157	136	169
Certificates of deposit	630,773	403,991	165,442	61,340	-
Total	$871,491	$514,086	$175,599	$131,476	$50,330
Total loan commitments and unused lines of credit	$114,439	$114,439	$-	$-	$-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company’s cumulative one-year gap at March 31, 2012 was +6.86% of total assets compared to +1.55% of total assets at December 31, 2011. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company’s static gap, as of March 31, 2012, is presented in the following table:

	0-90	90-365	1-5	5 +
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$22,280	$40,581	$179,967	$200,984
Federal Home Loan Bank and Federal Reserve Bank Stock	13,412	-	-	1,411
Loans held for sale	-	-	-	184
Loans	455,078	148,241	221,847	45,726
Other interest-earning assets	-	10,261	-	-
Non-rate-sensitive assets	7,444	-	-	76,376
Total assets	498,214	199,083	401,814	324,681
Interest-bearing deposits	279,915	202,056	225,751	238,593
Borrowed funds	109,990	-	80,000	50,161
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	197,376
Total liabilities and equity	391,805	207,756	338,101	486,130
Period gap	$106,409	$(8,673)	$63,713	$(161,449)
Percent of total assets	7.47%	-0.61%	4.47%	-11.34%
Cumulative gap (current)	106,409	97,736	161,449	-
Percent of total assets	7.47%	6.86%	11.34%	0.00%

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
The Company’s most recent simulation model projects net interest income would decrease by approximately 0.99% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.49% if rates rise gradually by two percentage points. Both scenarios are well within ALCO’s policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 7.69% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.81% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank’s interest rate risk simulation modeling, as of March 31, 2012 and December 31, 2011 is presented in the following table:

Changes in Net Interest Income	March 31, 2012	December 31, 2011
Year 1
Projected change if rates decrease by 1.0%	-0.99%	-0.80%
Projected change if rates increase by 2.0%	-1.49%	-0.40%
Year 2
Projected change if rates decrease by 1.0%	-7.69%	-7.60%
Projected change if rates increase by 2.0%	-3.81%	-1.00%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2012, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2012, there were no significant differences between the views of the independent consultant and Management regarding the Company’s interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next eight-to-ten quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2012, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. None

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

Date: May 10, 2012

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 10, 2012