Form 10-Q
period 2012-06-30
First Bancorp, Inc /ME/
filed 2012-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Yes [X]    No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every,Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).
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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2012
Common Stock: 9,851,246 shares

Table of Contents
Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 - Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income and Comprehewnsive Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 - Basis of Presentation	7
Note 2 -Investment Securities	7
Note 3 - Loans	11
Note 4 - Allowance for Loan Losses	17
Note 5 - Stock Options and Stock and Stock Based Compensation	25
Note 6 - Preferred and Common Stock	26
Note 7 - Earnings Per Share	27
Note 8 - Employee Benefit Plans	27
Note 9 - Goodwill and Other Intangible Assets	29
Note 10 - Mortgage Servicing Rights	30
Note 11 - Income Taxes	30
Note 12 - Certificates of Deposit	31
Note 13 - Reclassifications	31
Note 14 - Fair Value Disclosures	31
Note 15 - Subsequent Event	37
Note 16 - Impact of Recently Issued Accounting Standards	37
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Forward-Looking Statements	38
Critical Accounting Policies	38
Use of Non-GAAP Financial Measures	39
Executive Summary	41
Net Interest Income	42
Average Daily Balance Sheets	45
Non-Interest Income	46
Non-Interest Expense	46
Income Taxes	46
Investments	46
Impaired Securities	48
Federal Home Loan Bank Stock	50
Loans and Loans Held for Sale	50
Credit Risk Management and Allowance for Loan Losses	52
Non-Performing Loans and Troubled Debt Restructured	56
Impaired Loans	57
Past Due Loans	58
Potential Problem Loans and Loans in Process of Foreclosure	58
Other Real Estate Owned	59
Goodwill	60
Liquidity Management	60
Deposits	60
Borrowed Funds	60
Shareholders' Equity	61
Off-Balance-Sheet Financial Instruments and Contractual Obligations	61
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	62
Market-Risk Management	62
Asset/Liability Management	62
Interest Rate Risk Management	63
Item 4: Controls and Procedures	64
Part II - Other Information	65
Item 1 - Legal Proceedings	65
Item 1a - Risk Factors	65
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3 - Default Upon Senior Securities	65
Item 4 - Other Information	65
Item 5 - Exhibits	66
Signatures	68

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the six months ended June 30,		For the quarters ended June 30,
except for per share amounts	2012	2011	2012	2011

Summary of Operations
Interest Income	$26,239	$28,251	$13,133	$13,997
Interest Expense	6,515	7,523	3,215	3,774
Net Interest Income	19,724	20,728	9,918	10,223
Provision for Loan Losses	4,900	4,100	2,800	2,000
Non-Interest Income	6,064	4,511	3,896	2,234
Non-Interest Expense	12,908	12,738	6,730	6,250
Net Income	6,236	6,336	3,323	3,193
Per Common Share Data
Basic Earnings per Share	$0.60	$0.58	$0.32	$0.29
Diluted Earnings per Share	0.60	0.58	0.32	0.29
Cash Dividends Declared	0.390	0.390	0.195	0.195
Book Value per Common Share	14.32	13.42	14.32	13.42
Tangible Book Value per Common Share	11.51	10.60	11.51	10.60
Market Value	17.00	14.86	17.00	14.86
Financial Ratios
Return on Average Equity[1]	8.84%	9.90%	9.38%	9.78%
Return on Average Tangible Equity[1,2]	10.35%	11.26%	11.01%	11.09%
Return on Average Assets[1]	0.88%	0.90%	0.93%	0.89%
Average Equity to Average Assets	10.84%	10.78%	10.73%	10.80%
Average Tangible Equity to Average Assets[2]	8.89%	8.84%	8.81%	8.88%
Net Interest Margin Tax-Equivalent[1,2]	3.19%	3.31%	3.16%	3.22%
Dividend Payout Ratio	65.00%	67.24%	60.94%	67.24%
Allowance for Loan Losses/Total Loans	1.63%	1.70%	1.63%	1.70%
Non-Performing Loans to Total Loans	2.49%	2.49%	2.49%	2.49%
Non-Performing Assets to Total Assets	1.91%	2.10%	1.91%	2.10%
Efficiency Ratio[2]	50.74%	48.29%	51.06%	48.30%
At Period End
Total Assets	$1,424,757	$1,417,690	$1,424,757	$1,417,690
Total Loans	881,814	886,929	881,814	886,929
Total Investment Securities	457,570	442,691	457,570	442,691
Total Deposits	1,005,274	998,838	1,005,274	998,838
Total Shareholders' Equity	153,405	156,210	153,405	156,210
1Annualized using a 366-day basis in 2012 and 365-day basis in 2011
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2012 and 2011 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
August 9, 2012

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Cash and cash equivalents	$14,192,000	$14,115,000	$14,322,000
Interest bearing deposits in other banks	-	-	100,000
Securities available for sale	307,347,000	286,202,000	304,278,000
Securities to be held to maturity (fair value of $143,628,000 at June 30, 2012, $130,677,000 at December 31, 2011 and $128,426,000 at June 30, 2011)	135,775,000	122,661,000	122,970,000
Restricted equity securities, at cost	14,448,000	15,443,000	15,443,000
Loans held for sale	378,000	-	419,000
Loans	881,814,000	864,988,000	886,929,000
Less allowance for loan losses	14,384,000	13,000,000	15,034,000
Net loans	867,430,000	851,988,000	871,895,000
Accrued interest receivable	6,024,000	4,835,000	6,511,000
Premises and equipment, net	18,500,000	18,842,000	18,351,000
Other real estate owned	5,188,000	4,094,000	7,723,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	27,791,000	27,003,000	27,994,000
Total assets	$1,424,757,000	$1,372,867,000	$1,417,690,000
Liabilities
Demand deposits	$77,019,000	$75,750,000	$71,517,000
NOW deposits	123,897,000	122,775,000	117,064,000
Money market deposits	71,009,000	79,015,000	69,681,000
Savings deposits	119,471,000	114,617,000	107,278,000
Certificates of deposit	613,878,000	549,176,000	633,298,000
Total deposits	1,005,274,000	941,333,000	998,838,000
Borrowed funds - short term	118,767,000	135,500,000	119,170,000
Borrowed funds - long term	130,159,000	130,163,000	130,166,000
Other liabilities	17,152,000	15,013,000	13,306,000
Total liabilities	1,271,352,000	1,222,009,000	1,261,480,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	12,352,000	12,303,000	24,754,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	46,110,000	45,829,000	45,629,000
Retained earnings	87,396,000	85,314,000	83,594,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available-for-sale	7,526,000	7,401,000	2,198,000
Net unrealized loss on postretirement benefit costs	(77,000)	(87,000)	(63,000)
Total shareholders' equity	153,405,000	150,858,000	156,210,000
Total liabilities & shareholders' equity	$1,424,757,000	$1,372,867,000	$1,417,690,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,847,159	9,812,180	9,793,706
Book value per common share	$14.32	$14.12	$13.42
Tangible book value per common share	$11.51	$11.30	$10.60
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$18,759,000	$20,128,000	$9,367,000	$9,955,000
Interest on deposits with other banks	1,000	-	1,000	-
Interest and dividends on investments	7,479,000	8,123,000	3,765,000	4,042,000
Total interest income	26,239,000	28,251,000	13,133,000	13,997,000
Interest expense
Interest on deposits	4,297,000	5,081,000	2,104,000	2,518,000
Interest on borrowed funds	2,218,000	2,442,000	1,111,000	1,256,000
Total interest expense	6,515,000	7,523,000	3,215,000	3,774,000
Net interest income	19,724,000	20,728,000	9,918,000	10,223,000
Provision for loan losses	4,900,000	4,100,000	2,800,000	2,000,000
Net interest income after provision for loan losses	14,824,000	16,628,000	7,118,000	8,223,000
Non-interest income
Investment management and fiduciary income	844,000	782,000	448,000	358,000
Service charges on deposit accounts	1,351,000	1,351,000	713,000	711,000
Net securities gains	1,967,000	229,000	1,444,000	229,000
Mortgage origination and servicing income	304,000	652,000	460,000	193,000
Other operating income	1,598,000	1,497,000	831,000	743,000
Total non-interest income	6,064,000	4,511,000	3,896,000	2,234,000
Non-interest expense
Salaries and employee benefits	6,202,000	6,005,000	3,118,000	2,928,000
Occupancy expense	819,000	827,000	405,000	378,000
Furniture and equipment expense	1,123,000	1,111,000	550,000	561,000
FDIC insurance premiums	606,000	806,000	305,000	405,000
Amortization of identified intangibles	141,000	141,000	70,000	70,000
Other operating expense	4,017,000	3,848,000	2,282,000	1,908,000
Total non-interest expense	12,908,000	12,738,000	6,730,000	6,250,000
Income before income taxes	7,980,000	8,401,000	4,284,000	4,207,000
Applicable income taxes	1,744,000	2,065,000	961,000	1,014,000
NET INCOME	$6,236,000	$6,336,000	$3,323,000	$3,193,000
Basic earnings per common share	$0.60	$0.58	$0.32	$0.29
Diluted earnings per common share	$0.60	$0.58	$0.32	$0.29
Other comprehensive income, net of tax
Net unrealized gain on securities available for sale	$125,000	$4,255,000	$438,000	$3,587,000
Unrecognized postretirement benefits transition obligation	10,000	10,000	5,000	5,000
Other comprehensive income	$135,000	$4,265,000	$443,000	$3,592,000
Comprehensive income	$6,371,000	$10,601,000	$3,766,000	$6,785,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	6,336,000	-	6,336,000
Net unrealized gain on securities available for sale, net of taxes of $2,291,000	-	-	-	-	4,255,000	4,255,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $4,000	-	-	-	-	10,000	10,000
Comprehensive income	-	-	-	6,336,000	4,265,000	10,601,000
Cash dividends declared	-	-	-	(4,443,000)	-	(4,443,000)
Equity compensation expense	-	-	11,000	-	-	11,000
Amortization of premium for preferred stock issuance	49,000	-	(49,000)	-	-	-
Proceeds from sale of common stock	-	20,681	193,000	-	-	193,000
Balance at June 30, 2011	$24,754,000	9,793,706	$45,727,000	$83,594,000	$2,135,000	$156,210,000

Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	-	-	-	6,236,000	-	6,236,000
Net unrealized gain on securities available for sale, net of taxes of $67,000	-	-	-	-	125,000	125,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $4,000	-	-	-	-	10,000	10,000
Comprehensive income	-	-	-	6,236,000	135,000	6,371,000
Cash dividends declared	-	-	-	(4,154,000)	-	(4,154,000)
Equity compensation expense	-	-	40,000	-	-	40,000
Amortization of premium for preferred stock issuance	49,000	-	(49,000)	-	-	-
Proceeds from sale of common stock	-	34,979	290,000	-	-	290,000
Balance at June 30, 2012	$12,352,000	9,847,159	$46,208,000	$87,396,000	$7,449,000	$153,405,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$6,236,000	$6,336,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	663,000	681,000
Change in deferred taxes	(688,000)	(374,000)
Provision for loan losses	4,900,000	4,100,000
Loans originated for resale	(13,273,000)	(20,502,000)
Proceeds from sales and transfers of loans	13,089,000	22,889,000
Net gain on sale or call of securities	(1,967,000)	(229,000)
Net loss on sale of other real estate owned	39,000	47,000
Provision for losses on other real estate owned	198,000	145,000
Equity compensation expense	40,000	11,000
Net increase in other assets and accrued interest	(1,831,000)	(482,000)
Net increase in other liabilities	2,243,000	66,000
Net loss on disposal of premises and equipment	-	5,000
Net amortization of premiums on investments	1,482,000	2,048,000
Amortization of investment in limited partnership	238,000	195,000
Net acquisition amortization	103,000	103,000
Net cash provided by operating activities	11,472,000	15,039,000
Cash flows from investing activities
Proceeds from maturities, payments and calls of securities available for sale	26,024,000	26,723,000
Proceeds from sales of securities available for sale	25,137,000	75,176,000
Proceeds from maturities, payments and calls of securities to be held to maturity	21,871,000	10,441,000
Proceeds from sales of other real estate owned	667,000	992,000
Purchases of securities available for sale	(71,706,000)	(107,910,000)
Purchases of securities to be held to maturity	(35,101,000)	(26,342,000)
Redemption of restricted equity securities	995,000	-
Net increase in loans	(22,340,000)	(5,693,000)
Capital expenditures	(321,000)	(57,000)
Net cash used in investing activities	(54,774,000)	(26,670,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(761,000)	(789,000)
Net increase in certificates of deposit	64,734,000	25,141,000
Net decrease in short-term borrowings	(16,730,000)	(7,987,000)
Proceeds from sale of common stock	290,000	193,000
Dividends paid	(4,154,000)	(4,443,000)
Net cash provided by financing activities	43,379,000	12,115,000
Net increase in cash and cash equivalents	77,000	484,000
Cash and cash equivalents at beginning of period	14,115,000	13,838,000
Cash and cash equivalents at end of period	$14,192,000	$14,322,000
Interest paid	$6,640,000	$7,594,000
Income taxes paid	869,000	1,297,000
Non-cash transactions
Net transfer from loans to other real estate owned	1,998,000	3,978,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 - Basis of Presentation

The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2012 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Subsequent Events
Events occurring subsequent to June 30, 2012, have been evaluated as to their potential impact to the financial statements.

Note 2 - Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2012:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	201,552,000	5,677,000	(250,000)	206,979,000
State and political subdivisions	92,353,000	6,291,000	(51,000)	98,593,000
Corporate securities	-	-	-	-
Other equity securities	1,863,000	47,000	(135,000)	1,775,000
	$295,768,000	$12,015,000	$(436,000)	$307,347,000
Securities to be held to maturity
U.S. Treasury and agency	$41,197,000	$282,000	$(33,000)	$41,446,000
Mortgage-backed securities	49,992,000	3,524,000	(8,000)	53,508,000
State and political subdivisions	44,286,000	4,088,000	-	48,374,000
Corporate securities	300,000	-	-	300,000
	$135,775,000	$7,894,000	$(41,000)	$143,628,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$-	$-	$13,412,000
Federal Reserve Bank Stock	1,036,000	-	-	1,036,000
	$14,448,000	$-	$-	$14,448,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	191,924,000	6,486,000	(178,000)	198,232,000
State and political subdivisions	80,259,000	5,484,000	(17,000)	85,726,000
Corporate securities	1,098,000	-	(287,000)	811,000
Other equity securities	1,535,000	37,000	(139,000)	1,433,000
	$274,816,000	$12,007,000	$(621,000)	$286,202,000
Securities to be held to maturity
U.S. Treasury and agency	$19,390,000	$132,000	$-	$19,522,000
Mortgage-backed securities	56,800,000	3,900,000	(3,000)	60,697,000
State and political subdivisions	46,171,000	4,159,000	(172,000)	50,158,000
Corporate securities	300,000	-	-	300,000
	$122,661,000	$8,191,000	$(175,000)	$130,677,000
Restricted equity securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,324,000	$799,000	$-	$16,123,000
Mortgage-backed securities	220,245,000	2,548,000	(1,269,000)	221,524,000
State and political subdivisions	63,696,000	1,573,000	(107,000)	65,162,000
Corporate securities	1,105,000	-	(169,000)	936,000
Other equity securities	527,000	26,000	(20,000)	533,000
	$300,897,000	$4,946,000	$(1,565,000)	$304,278,000
Securities to be held to maturity
U.S. Treasury and agency	$12,970,000	$-	$(186,000)	$12,784,000
Mortgage-backed securities	60,836,000	3,626,000	(37,000)	64,425,000
State and political subdivisions	48,864,000	2,399,000	(346,000)	50,917,000
Corporate securities	300,000	-	-	300,000
	$122,970,000	$6,025,000	$(569,000)	$128,426,000
Restricted equity securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at June 30, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,296,000	$4,328,000	$1,382,000	$1,399,000
Due in 1 to 5 years	55,317,000	56,358,000	13,556,000	14,134,000
Due in 5 to 10 years	23,143,000	24,034,000	21,137,000	22,958,000
Due after 10 years	211,149,000	220,852,000	99,700,000	105,137,000
Equity securities	1,863,000	1,775,000	-	-
	$295,768,000	$307,347,000	$135,775,000	$143,628,000

The following table summarizes the contractual maturities of investment securities at December 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$6,617,000	$6,773,000	$5,179,000	$5,227,000
Due in 1 to 5 years	18,792,000	19,473,000	10,085,000	10,654,000
Due in 5 to 10 years	23,219,000	24,065,000	23,027,000	24,694,000
Due after 10 years	224,653,000	234,458,000	84,370,000	90,102,000
Equity securities	1,535,000	1,433,000	-	-
	$274,816,000	$286,202,000	$122,661,000	$130,677,000

The following table summarizes the contractual maturities of investment securities at June 30, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$5,032,000	$4,941,000	$227,000	$227,000
Due in 1 to 5 years	7,623,000	7,904,000	10,633,000	11,147,000
Due in 5 to 10 years	25,845,000	26,099,000	23,562,000	24,623,000
Due after 10 years	261,870,000	264,801,000	88,548,000	92,429,000
Equity securities	527,000	533,000	-	-
	$300,897,000	$304,278,000	$122,970,000	$128,426,000

At June 30, 2012, securities with a fair value of $140,384,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $141,506,000 as of December 31, 2011 and $132,827,000 at June 30, 2011, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2012 and 2011:

	For the six months ended June 30,		For the quarters ended June 30,
	2012	2011	2012	2011
Proceeds from sales of securities	$25,137,000	$75,176,000	$14,194,000	$75,176,000
Gross realized gains	2,256,000	957,000	1,444,000	957,000
Gross realized losses	(289,000)	(728,000)	-	(728,000)
Net gain	$1,967,000	$229,000	$1,444,000	$229,000
Related income taxes	$688,000	$80,000	$505,000	$80,000

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income for the six months and quarters ended June 30, 2012 and 2011.

	For the six months ended June 30,		For the quarters ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$7,401,000	$(2,057,000)	$7,088,000	$(1,389,000)
Unrealized gains arising during the period	2,159,000	6,775,000	2,118,000	5,747,000
Realized gains during the period	(1,967,000)	(229,000)	(1,444,000)	(229,000)
Related deferred taxes	(67,000)	(2,291,000)	(236,000)	(1,931,000)
Net change	125,000	4,255,000	438,000	3,587,000
Balance at end of period	$7,526,000	$2,198,000	$7,526,000	$2,198,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2012, there were 30 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which eight had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$7,942,000	$(33,000)	$-	$-	$7,942,000	$(33,000)
Mortgage-backed securities	9,822,000	(110,000)	5,137,000	(148,000)	14,959,000	(258,000)
State and political subdivisions	3,719,000	(51,000)	-	-	3,719,000	(51,000)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	191,000	(135,000)	191,000	(135,000)
	$21,483,000	$(194,000)	$5,328,000	$(283,000)	$26,811,000	$(477,000)

As of December 31, 2011, there were 29 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of December 31, 2011 is summarized below:

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

As of June 30, 2011, there were 65 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of June 30, 2011 is summarized below:

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

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2012 and 2011, and December 31, 2011, the Bank's investment in FHLB stock totaled $13,412,000, $14,031,000 and $14,031,000 respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 - Loans

The following table shows the composition of the Company's loan portfolio as of June 30, 2012 and 2011 and at December 31, 2011:

	June 30, 2012		December 31, 2011		June 30, 2011
Commercial
Real estate	$253,193,000	28.7%	$255,424,000	29.5%	$263,337,000	29.7%
Construction	33,072,000	3.8%	32,574,000	3.8%	29,386,000	3.3%
Other	87,833,000	10.0%	86,982,000	10.1%	102,499,000	11.6%
Municipal	16,089,000	1.8%	16,221,000	1.9%	19,974,000	2.3%
Residential
Term	368,876,000	41.8%	341,286,000	39.5%	335,807,000	37.9%
Construction	6,449,000	0.7%	10,469,000	1.2%	11,063,000	1.2%
Home equity line of credit	100,689,000	11.4%	105,244,000	12.1%	107,224,000	12.0%
Consumer	15,613,000	1.8%	16,788,000	1.9%	17,639,000	2.0%
Total	$881,814,000	100.0%	$864,988,000	100.0%	$886,929,000	100.0%

Loan balances include net deferred loan costs of $1,664,000 as of June 30, 2012, $1,386,000 as of December 31, 2011, and $1,365,000 as of June 30, 2011. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $243,196,000 at June 30, 2012, $211,597,000 at December 31, 2011, and $180,839,000 at June 30, 2011, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $232,598,000 at June 30, 2012, $218,417,000 at December 31, 2011, and $329,677,000 at June 30, 2011, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $21,958,000 at June 30, 2012, $27,806,000 at December 31, 2011 and $22,049,000 at June 30, 2011. Loans past due 90 days or greater which are accruing interest totaled $164,000 at June 30, 2012, $1,170,000 at December 31, 2011 and $355,000 at June 30, 2011. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans by class of financing receivable as of June 30, 2012, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$13,000	$1,858,000	$1,871,000	$251,322,000	$253,193,000	$-
Construction	119,000	34,000	153,000	32,919,000	33,072,000	-
Other	443,000	1,398,000	1,841,000	85,992,000	87,833,000	-
Municipal	1,560,000	-	1,560,000	14,529,000	16,089,000	-
Residential
Term	3,191,000	7,878,000	11,069,000	357,807,000	368,876,000	-
Construction	-	1,336,000	1,336,000	5,113,000	6,449,000	-
Home equity line of credit	530,000	1,311,000	1,841,000	98,848,000	100,689,000	-
Consumer	189,000	180,000	369,000	15,244,000	15,613,000	164,000
Total	$6,045,000	$13,995,000	$20,040,000	$861,774,000	$881,814,000	$164,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,872,000	$3,992,000	$6,864,000	$248,560,000	$255,424,000	$-
Construction	174,000	1,603,000	1,777,000	30,797,000	32,574,000	-
Other	1,431,000	1,192,000	2,623,000	84,359,000	86,982,000	52,000
Municipal	-	-	-	16,221,000	16,221,000	-
Residential
Term	3,331,000	8,843,000	12,174,000	329,112,000	341,286,000	1,118,000
Construction	-	1,198,000	1,198,000	9,271,000	10,469,000	-
Home equity line of credit	480,000	1,134,000	1,614,000	103,630,000	105,244,000	-
Consumer	331,000	16,000	347,000	16,441,000	16,788,000	-
Total	$8,619,000	$17,978,000	$26,597,000	$838,391,000	$864,988,000	$1,170,000

Information on the past-due status of loans by class of financing receivable as of June 30, 2011, is presented in the following table:

	30-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,227,000	$4,051,000	$6,278,000	$257,059,000	$263,337,000	$-
Construction	117,000	-	117,000	29,269,000	29,386,000	-
Other	544,000	997,000	1,541,000	100,958,000	102,499,000	38,000
Municipal	-	-	-	19,974,000	19,974,000	-
Residential
Term	6,093,000	9,916,000	16,009,000	319,798,000	335,807,000	309,000
Construction	-	334,000	334,000	10,729,000	11,063,000	-
Home equity line of credit	868,000	740,000	1,608,000	105,616,000	107,224,000	-
Consumer	258,000	8,000	266,000	17,373,000	17,639,000	8,000
Total	$10,107,000	$16,046,000	$26,153,000	$860,776,000	$886,929,000	$355,000

For all classes, loans are placed on non-accrual status when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
Information on nonaccrual loans as of June 30, 2012 and 2011 and at December 31, 2011 is presented in the following table:

	June 30, 2012	December 31, 2011	June 30, 2011
Commercial
Real estate	$5,545,000	$7,064,000	$6,746,000
Construction	521,000	2,350,000	771,000
Other	2,361,000	5,784,000	2,095,000
Municipal	-	-	-
Residential
Term	10,723,000	10,194,000	11,260,000
Construction	1,336,000	1,198,000	334,000
Home equity line of credit	1,456,000	1,163,000	740,000
Consumer	16,000	53,000	103,000
Total	$21,958,000	$27,806,000	$22,049,000

Impaired loans include restructured loans and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference.

A breakdown of impaired loans by class of financing receivable as of June 30, 2012, is presented in the following table:

				For six months ended June 30, 2012		For the quarter ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,313,000	$10,313,000	$-	$9,729,000	$111,000	$11,013,000	$71,000
Construction	1,464,000	1,464,000	-	2,189,000	26,000	1,395,000	13,000
Other	2,249,000	2,249,000	-	2,710,000	16,000	2,439,000	21,000
Municipal	-	-	-	-	-	-	-
Residential					-
Term	8,695,000	8,695,000	-	9,662,000	71,000	9,322,000	41,000
Construction	1,002,000	1,002,000	-	880,000	-	1,042,000	-
Home equity line of credit	740,000	740,000	-	758,000	-	740,000	-
Consumer	-	-	-	6,000	-	-	-
	$24,463,000	$24,463,000	$-	$25,934,000	$224,000	$25,951,000	$146,000
With an Allowance Recorded
Commercial
Real estate	$3,482,000	$3,482,000	$1,133,000	$4,026,000	$16,000	$3,775,000	$6,000
Construction	2,155,000	2,155,000	787,000	1,376,000	37,000	2,155,000	37,000
Other	1,851,000	1,851,000	932,000	2,013,000	18,000	1,802,000	13,000
Municipal	-	-	-	-	-	-	-
Residential
Term	10,357,000	10,357,000	966,000	8,487,000	127,000	9,525,000	68,000
Construction	334,000	334,000	48,000	466,000	-	334,000	-
Home equity line of credit	716,000	716,000	300,000	566,000	-	613,000	-
Consumer	16,000	16,000	11,000	15,000	-	15,000	-
	$18,911,000	$18,911,000	$4,177,000	$16,949,000	$198,000	$18,219,000	$124,000
Total
Commercial
Real estate	$13,795,000	$13,795,000	$1,133,000	$13,755,000	$127,000	$14,788,000	$77,000
Construction	3,619,000	3,619,000	787,000	3,565,000	63,000	3,550,000	50,000
Other	4,100,000	4,100,000	932,000	4,723,000	34,000	4,241,000	34,000
Municipal	-	-	-	-	-	-	-
Residential
Term	19,052,000	19,052,000	966,000	18,149,000	198,000	18,847,000	109,000
Construction	1,336,000	1,336,000	48,000	1,346,000	-	1,376,000	-
Home equity line of credit	1,456,000	1,456,000	300,000	1,324,000	-	1,353,000	-
Consumer	16,000	16,000	11,000	21,000	-	15,000	-
	$43,374,000	$43,374,000	$4,177,000	$42,883,000	$422,000	$44,170,000	$270,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$-	$5,212,000	$23,000
Construction	5,172,000	5,172,000	-	1,072,000	143,000
Other	6,022,000	6,022,000	-	1,918,000	28,000
Municipal	-	-	-	-	-
Residential
Term	9,875,000	9,875,000	-	9,493,000	54,000
Construction	468,000	468,000	-	961,000	-
Home equity line of credit	739,000	739,000	-	646,000	-
Consumer	37,000	37,000	-	39,000	-
	$27,897,000	$27,897,000	$-	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	-
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	-	-	-	-	-
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	-
Home equity line of credit	424,000	424,000	91,000	272,000	-
Consumer	16,000	16,000	11,000	57,000	-
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,318,000	143,000
Other	7,042,000	7,042,000	402,000	2,600,000	47,000
Municipal	-	-	-	-	-
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	-
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	-
Consumer	53,000	53,000	11,000	96,000	-
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

A breakdown of impaired loans by class of financing receivable as of June 30, 2011, is presented in the following table:

				For six months ended June 30, 2011		For the quarter ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,841,000	$5,841,000	$-	$5,151,000	$12,000	$5,738,000	$6,000
Construction	772,000	772,000	-	617,000	72,000	790,000	36,000
Other	1,056,000	1,056,000	-	1,118,000	14,000	1,064,000	7,000
Municipal	-	-	-	-	-	-	-
Residential							-
Term	10,818,000	10,818,000	-	8,957,000	27,000	9,785,000	13,000
Construction	334,000	334,000	-	1,641,000	-	348,000	-
Home equity line of credit	509,000	509,000	-	417,000	-	516,000	-
Consumer	38,000	38,000	-	40,000	-	38,000	-
	$19,368,000	$19,368,000	$-	$17,941,000	$125,000	$18,279,000	$62,000
With an Allowance Recorded
Commercial
Real estate	$905,000	$905,000	$613,000	$2,021,000	$52,000	$1,785,000	$26,000
Construction	-	-	-	227,000	-	3,000	-
Other	1,039,000	1,039,000	857,000	652,000	10,000	754,000	5,000
Municipal	-	-	-	-	-	-	-
Residential							-
Term	5,373,000	5,373,000	265,000	5,254,000	114,000	4,978,000	57,000
Construction	-	-	-	192,000	-	192,000	-
Home equity line of credit	231,000	231,000	165,000	256,000	-	281,000	-
Consumer	65,000	65,000	65,000	69,000	-	65,000	-
	$7,613,000	$7,613,000	$1,965,000	$8,671,000	$176,000	$8,058,000	$88,000
Total
Commercial
Real estate	$6,746,000	$6,746,000	$613,000	$7,172,000	$64,000	$7,521,000	$32,000
Construction	772,000	772,000	-	844,000	72,000	793,000	36,000
Other	2,095,000	2,095,000	857,000	1,770,000	24,000	1,816,000	12,000
Municipal	-	-	-	-	-	-	-
Residential					-		-
Term	16,191,000	16,191,000	265,000	14,211,000	141,000	14,761,000	70,000
Construction	334,000	334,000	-	1,833,000	-	539,000	-
Home equity line of credit	740,000	740,000	165,000	673,000	-	797,000	-
Consumer	103,000	103,000	65,000	109,000	-	103,000	-
	$26,981,000	$26,981,000	$1,965,000	$26,612,000	$301,000	$26,330,000	$150,000

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
        A breakdown of the allowance for loan losses as of June 30, 2012, December 31, 2011, and June 30, 2011, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,133,000	$2,685,000	$1,746,000	$-	$5,564,000
Construction	787,000	355,000	231,000	-	1,373,000
Other	932,000	935,000	609,000	-	2,476,000
Municipal	-	-	19,000	-	19,000
Residential
Term	966,000	165,000	456,000	-	1,587,000
Construction	48,000	2,000	8,000	-	58,000
Home equity line of credit	300,000	155,000	354,000	-	809,000
Consumer	11,000	351,000	241,000	-	603,000
Unallocated	-	-	-	1,895,000	1,895,000
	$4,177,000	$4,648,000	$3,664,000	$1,895,000	$14,384,000

As of December 31, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808,000	$2,578,000	$2,273,000	$-	$5,659,000
Construction	33,000	332,000	293,000	-	658,000
Other	402,000	883,000	778,000	-	2,063,000
Municipal	-	-	19,000	-	19,000
Residential
Term	478,000	222,000	459,000	-	1,159,000
Construction	235,000	6,000	14,000	-	255,000
Home equity line of credit	91,000	149,000	355,000	-	595,000
Consumer	11,000	331,000	242,000	-	584,000
Unallocated	-	-	-	2,008,000	2,008,000
	$2,058,000	$4,501,000	$4,433,000	$2,008,000	$13,000,000

As of June 30, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$613,000	$2,463,000	$3,851,000	$-	$6,927,000
Construction	-	274,000	428,000	-	702,000
Other	857,000	962,000	1,504,000	-	3,323,000
Municipal	-	-	19,000	-	19,000
Residential
Term	265,000	505,000	586,000	-	1,356,000
Construction	-	16,000	19,000	-	35,000
Home equity line of credit	165,000	85,000	402,000	-	652,000
Consumer	65,000	264,000	335,000	-	664,000
Unallocated	-	-	-	1,356,000	1,356,000
	$1,965,000	$4,569,000	$7,144,000	$1,356,000	$15,034,000

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 30.3% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2012. Construction loans and non-owner-occupied commercial real estate loans are at 90.4% of total capital, well under regulatory guidance of 300.0% of capital at June 30, 2012.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of the outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by the Company's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining the Company's ability to collect certain loans, Management also considers the fair value of underlying collateral.

The risk rating system has eight levels, defined as follows:
1  Strong
Credits rated "1" are characterized by borrowers fully responsible for the credit with excellent capacity to pay principal and interest. Loans rated "1" may be secured with acceptable forms of liquid collateral.
2  Above Average
Credits rated "2" are characterized by borrowers that have better than average liquidity, capitalization, earnings and/or cash flow with a consistent record of solid financial performance.
3  Satisfactory
Credits rated "3" are characterized by borrowers with favorable liquidity, profitability and financial condition with adequate cash flow to pay debt service.
4  Average
Credits rated "4" are characterized by borrowers that present risk more than 1, 2 and 3 rated loans and merit an ordinary level of ongoing monitoring. Financial condition is on par or somewhat below industry averages while cash flow is generally adequate to meet debt service requirements.
5  Watch
Credits rated "5" are characterized by borrowers that warrant greater monitoring due to financial condition or unresolved and identified risk factors.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$21,000	$-	$284,000	$1,822,000	$2,127,000
2 Above Average	19,319,000	170,000	4,601,000	7,933,000	32,023,000
3 Satisfactory	36,207,000	1,751,000	13,541,000	3,770,000	55,269,000
4 Average	99,855,000	20,932,000	32,700,000	2,564,000	156,051,000
5 Watch	41,089,000	1,969,000	21,147,000	-	64,205,000
6 OAEM	21,135,000	1,649,000	4,357,000	-	27,141,000
7 Substandard	34,931,000	6,601,000	11,111,000	-	52,643,000
8 Doubtful	636,000	-	92,000	-	728,000
Total	$253,193,000	$33,072,000	$87,833,000	$16,089,000	$390,187,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2011:

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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2011:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$29,000	$-	$467,000	$2,341,000	$2,837,000
2 Above Average	21,021,000	10,000	3,657,000	10,772,000	35,460,000
3 Satisfactory	40,346,000	1,616,000	15,714,000	3,985,000	61,661,000
4 Average	114,124,000	12,894,000	41,208,000	2,876,000	171,102,000
5 Watch	38,095,000	6,293,000	15,042,000	-	59,430,000
6 OAEM	19,572,000	4,015,000	6,338,000	-	29,925,000
7 Substandard	30,150,000	4,558,000	20,067,000	-	54,775,000
8 Doubtful	-	-	6,000	-	6,000
Total	$263,337,000	$29,386,000	$102,499,000	$19,974,000	$415,196,000

Commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectable. This determination is based on circumstances specific to a borrower including repayment ability, analysis of collateral and other factors as applicable.
Residential loans are comprised of two classes: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans and lines of credit are typically written to the same underwriting standards. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2012.

The following table presents allowance for loan losses transactions by class for the six-months and quarters ended June 30, 2012, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2012:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
For the six months ended June 30, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	915,000	-	2,162,000	-	375,000	118,000	49,000	276,000	-	3,895,000
Recoveries	1,000	246,000	11,000	-	2,000	-	-	119,000	-	379,000
Provision	819,000	469,000	2,564,000	-	801,000	(79,000)	263,000	176,000	(113,000)	4,900,000
Ending balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
For the three months ended June 30, 2012
Beginning balance	$5,862,000	$704,000	$2,125,000	$19,000	$1,236,000	$59,000	$682,000	$568,000	$1,699,000	$12,954,000
Charge offs	915,000	-	160,000	-	136,000	118,000	-	96,000	-	1,425,000
Recoveries	1,000	-	9,000	-	1,000	-	-	44,000	-	55,000
Provision	616,000	669,000	502,000	-	486,000	117,000	127,000	87,000	196,000	2,800,000
Ending balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
Allowance for loan losses as of June 30, 2012
Ending balance specifically evaluated for impairment	$1,133,000	$787,000	$932,000	$-	$966,000	$48,000	$300,000	$11,000	$-	$4,177,000
Ending balance collectively evaluated for impairment	$4,431,000	$586,000	$1,544,000	$19,000	$621,000	$10,000	$509,000	$592,000	$1,895,000	$10,207,000
Related loan balances as of June 30, 2012
Ending balance	$253,193,000	$33,072,000	$87,833,000	$16,089,000	$368,876,000	$6,449,000	$100,689,000	$15,613,000	$-	$881,814,000
Ending balance specifically evaluated for impairment	$13,795,000	$3,619,000	$4,100,000	$-	$19,052,000	$1,336,000	$1,456,000	$16,000	$-	$43,374,000
Ending balance collectively evaluated for impairment	$239,398,000	$29,453,000	$83,733,000	$16,089,000	$349,824,000	$5,113,000	$99,233,000	$15,597,000	$-	$838,440,000

The following table presents allowance for loan loss balances by class and related loan balances by class as of December 31, 2011:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses as of December 31, 2011
Ending balance specifically evaluated for impairment	$808,000	$33,000	$402,000	$-	$478,000	$235,000	$91,000	$11,000	$-	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances as of December 31, 2011
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$-	$864,988,000
Ending balance specifically evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$-	$16,821,000	$1,198,000	$1,163,000	$53,000	$-	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$-	$822,868,000

The following table presents allowance for loan losses transactions by class for the six-months and quarters ended June 30, 2011, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2011:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
For the six months ended June 30, 2011
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	835,000	-	319,000	-	697,000	505,000	45,000	169,000	-	2,570,000
Recoveries	5,000	-	20,000	-	4,000	-	1,000	158,000	-	188,000
Provision	2,497,000	(310,000)	1,245,000	-	641,000	496,000	26,000	29,000	(524,000)	4,100,000
Ending balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
For the three months ended June 30, 2011
Beginning balance	$6,310,000	$639,000	$2,535,000	$19,000	$1,405,000	$146,000	$678,000	$713,000	$1,555,000	$14,000,000
Charge offs	546,000	-	158,000	-	240,000	-	44,000	69,000	-	1,057,000
Recoveries	-	-	3,000	-	1,000	-	1,000	86,000	-	91,000
Provision	1,163,000	63,000	943,000	-	190,000	(111,000)	17,000	(66,000)	(199,000)	2,000,000
Ending balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
Allowance for loan losses as of June 30, 2011
Ending balance specifically evaluated for impairment	$613,000	$-	$857,000	$-	$265,000	$-	$165,000	$65,000	$-	$1,965,000
Ending balance collectively evaluated for impairment	$6,314,000	$702,000	$2,466,000	$19,000	$1,091,000	$35,000	$487,000	$599,000	$1,356,000	$13,069,000
Related loan balances as of June 30, 2011
Ending balance	$263,337,000	$29,386,000	$102,499,000	$19,974,000	$335,807,000	$11,063,000	$107,224,000	$17,639,000	$-	$886,929,000
Ending balance specifically evaluated for impairment	$6,746,000	$772,000	$2,095,000	$-	$16,191,000	$334,000	$740,000	$103,000	$-	$26,981,000
Ending balance collectively evaluated for impairment	$256,591,000	$28,614,000	$100,404,000	$19,974,000	$319,616,000	$10,729,000	$106,484,000	$17,536,000	$-	$859,948,000

Troubled Debt Restructure
A troubled debt restructure ("TDR") constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of June 30, 2012, the Company had 82 loans with a value of $24,980,000 that have been classified as TDRs. This compares to 59 loans with a value of $22,858,000 and 36 loans with a value of $6,663,000 classified as TDRs as of December 31, 2011 and June 30, 2011, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of June 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$9,216,000	$496,000
Construction	2	3,099,000	696,000
Other	15	1,984,000	590,000
Municipal	-	-	-
Residential
Term	48	10,681,000	327,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
	82	$24,980,000	$2,109,000

As of June 30, 2012, 13 of the loans classified as TDRs with a total balance of $2,487,000 were more than 30 days past due. Of these loans, 6 loans with an outstanding balance of $864,000 had been placed on TDR status in the previous 12 months.
The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$269,000	$111,000
Construction	-	-	-
Other	3	180,000	-
Municipal	-	-	-
Residential
Term	9	2,038,000	92,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
	13	$2,487,000	$203,000

For the six months ended June 30, 2012, 29 loans were placed on TDR status with an outstanding balance of $7,919,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the six months ended June 30, 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	12	$3,845,000	$4,032,000	$152,000
Construction	1	1,951,000	1,951,000	696,000
Other	9	712,000	713,000	544,000
Municipal	-	-	-	-
Residential
Term	7	1,411,000	1,411,000	76,000
Construction	-	-	-	-
Home equity line of credit	-	-	-	-
Consumer	-	-	-	-
	29	$7,919,000	$8,107,000	$1,468,000

For the quarter ended June 30, 2012, 15 loans were placed on TDR status with an outstanding balance of $4,955,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the quarter ended June 30, 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	5	$1,449,000	$1,598,000	$152,000
Construction	1	1,951,000	1,951,000	696,000
Other	6	700,000	701,000	545,000
Municipal	-	-	-	-
Residential
Term	3	855,000	855,000	61,000
Construction	-	-	-	-
Home equity line of credit	-	-	-	-
Consumer	-	-	-	-
	15	$4,955,000	$5,105,000	$1,454,000

As of June 30, 2012, Management is aware of five loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,194,000. There were also 24 loans with an outstanding balance of $3,562,000 that were classified as TDRs and on non-accrual status, three of which, with an outstanding balance of $413,000, were in the process of foreclosure.

Note 5 - Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.
As of June 30, 2012, 19,727 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	2.6
2011	5.0	5,500	3.6
2012	3.0	2,027	2.7
2012	4.0	2,704	3.7
2012	5.0	7,996	4.7
		19,727	3.9

The compensation cost related to these restricted stock grants was $302,000 and will be recognized over the vesting terms of each grant. In the first six months of 2012, $40,000 of expense was recognized for these restricted shares, leaving $240,000 in unrecognized expense as of June 30, 2012. In the first six months of 2011, $11,000 of expense was recognized for restricted shares, leaving $100,000 in unrecognized expense as of June 30, 2011.
The Company established a shareholder-approved stock option plan in 1995 (the "1995 Plan"), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The option price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option's maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted.
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation - Stock Compensation", to stock-based employee compensation. As of June 30, 2012, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of June 30, 2012 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	51,000	$16.47
Granted in 2012	-	-
Exercised in 2012	(9,000)	$9.33		$59,000
Forfeited in 2012	-	-
Outstanding at June 30, 2012	42,000	$18.00	2.6	-
Exercisable at June 30, 2012	42,000	$18.00	2.6	-

Note 6 - Preferred and Common Stock

Preferred Stock
On January 9, 2009, the Company issued $25 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator, as well as the Bank's primary regulator, the Office of the Comptroller of the Currency, based on continued strong capital ratios after the repayment. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of the CPP shares remains outstanding. The Company may redeem the remaining CPP Shares at any time using any funds available, subject to the prior approval of the Federal Reserve Bank of Boston. The CPP Shares are "perpetual" preferred stock, which means that neither Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.
Incident to such issuance, the Company issued to the U.S. Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company's books for regulatory purposes and rank senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.
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
As a condition to Treasury's purchase of the CPP Shares, during the time that Treasury holds any equity or debt instrument the Company issued, the Company is required to comply with certain restrictions and other requirements relating to the compensation of the Company's chief executive officer, chief financial officer and three other most highly compensated executive officers. These restrictions include a prohibition on severance payments to those executive officers upon termination of their employment and a $500,000 limit on the tax deductions the Company can take for compensation expense for each of those executive officers in a single year as well as a prohibition on bonus compensation to such officers other than limited amounts of long-term restricted stock.

Common Stock
As a consequence of the Company's issuance of securities under the U.S. Treasury's Capital Purchase Program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first six months of 2012, the Company repurchased no common stock.

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2012
Net income as reported	$6,236,000
Less dividends and amortization of premium on preferred stock	362,000
Basic EPS: Income available to common shareholders	5,874,000	9,822,437	$0.60
Effect of dilutive securities: restricted stock		15,461
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,874,000	9,837,898	$0.60
For the six months ended June 30, 2011
Net income as reported	$6,336,000
Less dividends and amortization of premium on preferred stock	674,000
Basic EPS: Income available to common shareholders	5,662,000	9,781,766	$0.58
Effect of dilutive securities: incentive stock options and restricted stock		10,399
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,662,000	9,792,165	$0.58

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the quarters ended June 30, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the quarter ended June 30, 2012
Net income as reported	$3,323,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	3,142,000	9,824,568	$0.32
Effect of dilutive securities: restricted stock		19,727
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,142,000	9,844,295	$0.32
For the quarter ended June 30, 2011
Net income as reported	$3,193,000
Less dividends and amortization of premium on preferred stock	337,000
Basic EPS: Income available to common shareholders	2,856,000	9,784,743	$0.29
Effect of dilutive securities: incentive stock options and restricted stock		12,238
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,856,000	9,796,981	$0.29

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

The following table presents the number of options and warrants outstanding as of June 30, 2012 and 2011 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of June 30, 2012
Incentive stock options	42,000	-	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total	267,904	-	267,904
As of June 30, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 8 - Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to $17,000 of their compensation if under age 50 and $22,500 if age 50 or over, and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2011. The amount for 2012 has not been established. The expense related to the 401(k) plan was $186,000 and $205,000 for the six months ended June 30, 2012 and 2011, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation - Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $145,000 and $153,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the associated accrued liability included in other liabilities in the balance sheet was $1,964,000 compared to $1,847,000 and $1,721,000 at December 31, 2011 and June 30, 2011, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The Company utilizes FASB ASC Topic 712 "Compensation - Nonretirement Postemployment Benefits" to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income.
     The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,848,000	$1,796,000
Service cost	34,000	8,000
Interest cost	56,000	58,000
Benefits paid	(68,000)	(78,000)
Benefit obligation at end of period	1,870,000	1,784,000
Funded status
Benefit obligation at end of period	(1,870,000)	(1,784,000)
Accrued benefit cost at end of period	$(1,870,000)	$(1,784,000)

The following table sets forth the net periodic pension cost:

	For six months ended June 30,		For quarters ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$34,000	$8,000	$17,000	$4,000
Interest cost	56,000	58,000	28,000	29,000
Amortization of unrecognized transition obligation	14,000	14,000	7,000	7,000
Amortization of accumulated losses	6,000	10,000	3,000	5,000
Net periodic benefit cost	$110,000	$90,000	$55,000	$45,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Unamortized net actuarial loss	$(100,000)	$(100,000)	$(49,000)
Unrecognized transition obligation	(20,000)	(34,000)	(49,000)
	(120,000)	(134,000)	(98,000)
Deferred tax benefit at 35%	43,000	47,000	35,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(77,000)	$(87,000)	$(63,000)

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income for the six months and quarters ended June 30, 2012 and 2011.

	For six months ended June 30,		For the quarters ended June 30,
	2012	2011	2012	2011
Unrecognized transition obligation at beginning of period	(87,000)	(73,000)	(82,000)	(68,000)
Amortization of unrecognized transition obligation	14,000	14,000	7,000	7,000
Related deferred taxes	(4,000)	(4,000)	(2,000)	(2,000)
Unrecognized transition obligation at end of period	(77,000)	(63,000)	(77,000)	(63,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2012 are $34,000 and the expected benefit payments for all of 2012 are $136,000. Plan expense for 2012 is estimated to be $190,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Goodwill and Other Intangible Assets

As of December 31, 2011, in accordance FASB ASC Topic 350 "Intangibles - Goodwill and Other," the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 - Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services - Mortgage Banking," requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2012, the prepayment assumption using the PSA model was 466, which translates into an anticipated prepayment rate of 27.93%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.84%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2012 and 2011, servicing rights capitalized totaled $81,000 and $263,000, respectively. Servicing rights capitalized for the three month periods ended June 30, 2012 and 2011, were $70,000 and $65,000 respectively. Servicing rights amortized for the six month periods ended June 30, 2012 and 2011, were $334,000 and $275,000, respectively. The fair value of servicing rights was $1,075,000, $1,581,000 and $1,962,000 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Bank serviced loans for others totaling $213,035,000, $238,221,000 and $253,401,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2012	December 31, 2011	June 30, 2011
Mortgage servicing rights	$6,177,000	$6,099,000	$5,987,000
Accumulated amortization	(5,170,000)	(4,837,000)	(4,537,000)
Impairment reserve	(177,000)	(61,000)	(58,000)
	$830,000	$1,201,000	$1,392,000

Note 11 - Income Taxes

FASB ASC Topic 740 "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recog-nition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2009 through 2011.

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at June 30, 2012 and 2011, and at December 31, 2011:

	June 30, 2012	December 31, 2011	June 30, 2011
Certificates of deposit < $100,000	$239,635,000	$216,836,000	$279,567,000
Certificates $100,000 to $250,000	313,742,000	309,841,000	319,122,000
Certificates $250,000 and over	60,501,000	22,499,000	34,609,000
	$613,878,000	$549,176,000	$633,298,000

Note 13 - Reclassifications

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income and comprehensive income presentations.

Note 14 - Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.
Level 1 - Valuation is based upon quoted prices for identical instruments in active markets.
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation includes use of discounted cash flow models and similar techniques.

The most significant instruments that the Company fair values include securities which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011.

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	-	206,979,000	-	206,979,000
State and political subdivisions	-	98,593,000	-	98,593,000
Corporate Securities	-	-	-	-
Other equity securities	-	1,775,000	-	1,775,000
Total assets	$-	$307,347,000	$-	$307,347,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	-	198,232,000	-	198,232,000
State and political subdivisions	-	85,726,000	-	85,726,000
Corporate securities	-	811,000	-	811,000
Other equity securities	-	1,433,000	-	1,433,000
Total assets	$-	$286,202,000	$-	$286,202,000

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,123,000	$-	$16,123,000
Mortgage-backed securities	-	221,524,000	-	221,524,000
State and political subdivisions	-	65,162,000	-	65,162,000
Corporate securities	-	936,000	-	936,000
Other equity securities	-	533,000	-	533,000
Total assets	$-	$304,278,000	$-	$304,278,000

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
Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.
Other Real Estate Owned. Real estate acquired through foreclosure is initially recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.
Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or present value of expected cash flows. As such, the Company records impaired loans as nonrecurring Level 2.
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $385,000,
$436,000, and $136,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $4,177,000, $2,058,000 and $1,965,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,075,000	$-	$1,075,000
Loans held for sale	-	378,000	-	378,000
Other real estate owned	-	5,188,000	-	5,188,000
Impaired loans	-	14,734,000	-	14,734,000
Total assets	$-	$21,375,000	$-	$21,375,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,581,000	$-	$1,581,000
Loans held for sale	-	-	-	-
Other real estate owned	-	4,094,000	-	4,094,000
Impaired loans	-	12,165,000	-	12,165,000
Total assets	$-	$17,840,000	$-	$17,840,000

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,962,000	$-	$1,962,000
Loans held for sale	-	419,000	-	419,000
Other real estate owned	-	7,723,000	-	7,723,000
Impaired loans	-	5,648,000	-	5,648,000
Total assets	$-	$15,752,000	$-	$15,752,000

Fair Value of Financial Instruments

FASB ASC Topic 825 "Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
     The estimated fair values for financial instruments as of June 30, 2012 were as follows:

	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,192,000	$14,192,000	$14,192,000	$-	$-
Interest bearing deposits in other banks	-	-	-	-	-
Securities available for sale	307,347,000	307,347,000	-	307,347,000	-
Securities to be held to maturity	135,775,000	143,628,000	-	143,628,000	-
Restricted equity securities	14,448,000	14,448,000	-	14,448,000	-
Loans held for sale	378,000	378,000	-	378,000	-
Loans (net of allowance for loan losses)
Commercial
Real estate	246,597,000	247,044,000	-	2,349,000	244,695,000
Construction	31,507,000	31,564,000	-	1,368,000	30,196,000
Other	84,952,000	85,322,000	-	919,000	84,403,000
Municipal	16,068,000	17,640,000	-	-	17,640,000
Residential
Term	367,152,000	380,115,000	-	9,391,000	370,724,000
Construction	6,386,000	6,380,000	-	286,000	6,094,000
Home equity line of credit	99,810,000	100,546,000	-	416,000	100,130,000
Consumer	14,958,000	15,868,000	-	5,000	15,863,000
Total loans	867,430,000	884,479,000	-	14,734,000	869,745,000
Mortgage servicing rights	830,000	1,075,000	-	1,075,000	-
Accrued interest receivable	6,024,000	6,024,000	-	6,024,000	-
Financial liabilities
Demand deposits	$77,019,000	$77,250,000	$-	$77,250,000	$-
NOW deposits	123,897,000	117,571,000	-	117,571,000	-
Money market deposits	71,009,000	62,251,000	-	62,251,000	-
Savings deposits	119,471,000	110,169,000	-	110,169,000	-
Local certificates of deposit	212,845,000	218,300,000	-	218,300,000	-
National certificates of deposit	401,033,000	405,539,000	-	405,539,000	-
Total deposits	1,005,274,000	991,080,000	-	991,080,000	-
Repurchase agreements	90,537,000	90,537,000	-	90,537,000	-
Federal Home Loan Bank advances	158,389,000	166,535,000	-	166,535,000	-
Total borrowed funds	248,926,000	257,072,000	-	257,072,000	-
Accrued interest payable	608,000	608,000	-	608,000	-

The estimated fair values for financial instruments as of December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,115,000	$14,115,000	$14,322,000	$14,322,000
Interest-bearing deposits in other banks	-	-	100,000	100,000
Securities available for sale	286,202,000	286,202,000	304,278,000	304,278,000
Securities to be held to maturity	122,661,000	130,677,000	122,970,000	128,426,000
Restricted equity securities	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	-	-	419,000	419,000
Loans (net of allowance for loan losses)	851,988,000	866,442,000	871,895,000	875,988,000
Mortgage servicing rights	1,201,000	1,581,000	1,392,000	1,962,000
Accrued interest receivable	4,835,000	4,835,000	6,511,000	6,511,000
Financial liabilities
Deposits	$941,333,000	$921,388,000	$998,838,000	$953,240,000
Borrowed funds	265,663,000	273,568,000	249,336,000	256,037,000
Accrued interest payable	734,000	734,000	855,000	855,000

The fair value estimates, methods, and assumptions for the Company's financial instruments are set forth below.

Cash and Cash Equivalents and Due from Banks
The carrying values of cash and cash equivalents and due from banks approximate their relative fair values. As such, the Company classifies cash and cash equivalents as Level 1.

Investment Securities
The fair values of investment securities are estimated by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values. As such, the Company classifies investment securities as Level 2.

Loans Held for Sale.
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there are significant Management assumptions and there is no active market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3. Fair values for impaired loans are based on estimated cash flows, discounted using a rate commensurate with the risk associated with the estimated cash flows, or, if collateral dependent, discounted to the appraised value of the collateral, less cost to sell. As such, the Company classifies impaired loans as Level 2.

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

Note 15 - Subsequent Event

On July 2, 2012, the Company announced the Bank had entered into a definitive agreement with Camden National Bank (Camden National) to purchase a branch at 63 Union Street in Rockland, Maine. The branch represents one of 15 Maine branches Camden National is currently acquiring from Bank of America and is being divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank will acquire approximately $45 million in deposits as well as a small volume of loans.
At the same time, the Company announced plans for the Bank to purchase a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and expects to open a full-service branch in this building in the first quarter of 2013.This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.
The total value of the transaction is estimated to be $7.7 million, which includes the premises and equipment for the two locations plus the premium paid for the Rockland deposits. The Rockland branch transaction is subject to regulatory approval, and is expected to close in the fourth quarter of this year. The purchase of the 145 Exchange Street building in Bangor will close at the same time.

Note 16 - Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the manner of presentation, the adoption of this new guidance did not have a material effect on the Company's consolidated financial statements.
In August 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company believes the adoption of this new guidance will not have a material effect on the Company's consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations
The First Bancorp, Inc. and Subsidiary

Forward-Looking Statements

This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the Secutities and Exchange Commission ("SEC"), in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 "Intangibles - Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.
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
Other-Than-Temporary Impairment on Securities. One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. Securities that are in an unrealized loss position are reviewed at least quarterly to determine if other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities' market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest when due.

Use of Non-GAAP Financial Measures

Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management uses these "non-GAAP" measures in its analysis of the Company's performance and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company's underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable- equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2012 and 2011.

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2012	2011	2012	2011
Net interest income as presented	$19,724	$20,728	$9,918	$10,223
Effect of tax-exempt income	1,527	1,272	763	663
Net interest income, tax equivalent	$21,251	$22,000	$10,681	$10,886

The Company presents its efficiency ratio using non-GAAP information. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income and Comprehensive Income. The non-GAAP efficiency ratio excludes securities losses and other-than-temporary impairment charges from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2012	2011	2012	2011
Non-interest expense, as presented	$12,908	$12,738	$6,730	$6,250
Net interest income, as presented	$19,724	$20,728	$9,918	$10,223
Effect of tax-exempt income	1,527	1,272	763	663
Non-interest income, as presented	6,064	4,511	3,896	2,234
Effect of non-interest tax-exempt income	91	94	48	47
Net securities gains	(1,967)	(229)	(1,444)	(229)
Adjusted net interest income plus non-interest income	$25,439	$26,376	$13,181	$12,938
Non-GAAP efficiency ratio	50.74%	48.29%	51.06%	48.30%
GAAP efficiency ratio	50.05%	50.47%	48.72%	50.17%

The Company presents certain information based upon tangible average shareholders' equity instead of total average shareholders' equity. The difference between these measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles:

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2012	2011	2012	2011
Average shareholders' equity as presented	$154,187	$153,747	$154,831	$155,678
Less preferred stock	(12,317)	(24,705)	(12,329)	(24,730)
Less intangible assets	(27,684)	(27,684)	(27,684)	(27,684)
Tangible average shareholders' equity	$114,186	$101,358	$114,818	$103,264

Executive Summary

Net income for the first six months of 2012 was $6.2 million, down $100,000 or 1.6% from the same period in 2011. Earnings per common share on a fully diluted basis were $0.60 for the six months ended June 30, 2012, up $0.02 or 3.4% from the $0.58 posted for the same period in 2011. For the quarter ended June 30, 2012, net income was $3.3 million, up $130,000 or 4.1% from the same period in 2011. Earnings per common share on a fully diluted basis were $0.32 for the quarter ended June 30, 2012, up $0.03 or 10.3% from the $0.29 posted in 2011. Compared to the previous quarter, net income was up $410,000 or 14.1% and earnings per common share on a fully diluted basis were up $0.04 or 14.3%.
These are the best quarterly earnings the Company has posted in the past three years. Net income in the second quarter broke out of the consistent range of $2.9 million to $3.2 million seen over the past two years. Similar results can be seen in asset quality, such as the level of non-performing assets, which have ranged from a low of 1.58% to a high of 2.32% over the past three years and ended the second quarter at 1.91% of total assets. We still see weaknesses in the economy, however, with continued low interest rates and lower net interest income. Economic weakness has resulted in higher credit losses while low interest rates have created margin compression and lower net interest income.
Net interest income on a tax-equivalent basis was down $749,000 or 3.4% in the first six months of 2012 compared to the same period in 2011. Compression can be seen in our net interest margin, which dropped from 3.31% for the first six months of 2011 to 3.19% for same period in 2012. This is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. For the quarter ended June 30, 2012, net interest income on a tax-equivalent basis declined $204,000 or 1.9% compared to the same period in 2011. Compared to the previous quarter, however, net interest income on a tax-equivalent basis was up $112,000 or 1.1%. The decline in net interest income was offset by increased non-interest income.
Non-interest income in the first six months of 2012 was $1.6 million or 34.4% higher than in the first six months of 2011. This was attributable to an increase in net securities gain. Non-interest expense was $170,000 or 1.3% higher than in the same period in 2011, with higher costs for collections and other real estate owned as well as health insurance. For the quarter ended June 30, 2012, non-interest income increased $1.7 million or 74.4% compared to the same period in 2011. This was attributable to an increase in net securities gain, strong mortgage origination income as well as a good increase in investment management and fiduciary income. Non-interest expense was $480,000 or 7.7% higher than in the same period in 2011, with higher costs for collections and other real estate owned as well as health insurance.
While unemployment and housing prices may be showing slight improvement, our economy is still sluggish and these two factors have the greatest impact on credit quality. Net loan chargeoffs for the six months ended June 30, 2012, were $3.5 million or 0.81% of average loans on an annualized basis. This was up $1.1 million from net chargeoffs of $2.4 million or 0.54% of average loans on an annualized basis for the first six months of 2011. We provisioned $4.9 million for loan losses in the first six months of 2012, up $800,000 from the amount provisioned in the first six months of 2011. The allowance for loan losses increased $1.4 million between December 31, 2011 and June 30, 2012, and is 1.63% of loans outstanding compared to 1.50% at year end and 1.70% a year ago. Total past-due loans were 2.27% of total loans as of June 30, 2012, well below 3.07% of total loans as of December 31, 2011, and 2.95% of total loans as of June 30, 2011.
Total assets have increased $51.9 million or 3.8% year-to-date. The loan portfolio increased $16.8 million in the first six months of 2012 and was down $5.1 million from a year ago. The investment portfolio has increased $33.3 million or 7.8% year-to-date and $14.9 million or 3.4% over the past year. On the liability side of the balance sheet low-cost deposits have increased $7.2 million or 2.3% year-to-date, and $24.5 or 8.3% over the past year, which is well above our normal seasonal pattern. Local certificates of deposit decreased $7.1 million and wholesale CDs increased $72.1 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp. Since December 31, 2008, the
Company's total risk-based capital ratio has increased from 11.13% to 15.84%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management's view, participating in the U.S. Treasury Capital Purchase Program (the "CPP") was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. During the quarter ended September 30, 2011, the Company repaid $12.5 million preferred stock issued by the U.S. Treasury under the CPP. After the repurchase, $12.5 million of CPP preferred stock remains outstanding.
The Company's operating ratios remain good, with a return on average tangible common equity of 10.35% for the six months ended June 30, 2012 compared to 11.26% for the same period in 2011. Based upon March 31, 2012 data, our return on average tangible equity was in the top 55% of all banks in the UBPR peer group, which had an average return on equity of 8.90%. Our efficiency ratio continues to be an important component in our overall performance; and, was up slightly to 50.74% for the first six months of 2012 compared to 48.29% for the same period in 2011. As of March 31, 2012, the average efficiency ratio for our UBPR peer group was 65.77%, which put us in the top 14% of all banks in the UBPR peer group.
On July 2, 2012, the Company announced the Bank had entered into a definitive agreement with Camden National Bank (Camden National) to purchase a branch at 63 Union Street in Rockland, Maine. The branch represents one of 15 Maine branches Camden National is currently acquiring from Bank of America and is being divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank will acquire approximately $45 million in deposits as well as a small volume of loans. Customers who bank at the existing Rockland branches of the Bank and Camden National will not be impacted.
At the same time, the Company announced plans for the Bank to purchase a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and expects to open a full-service branch in this building in the first quarter of 2013.This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.
The total value of the transaction is estimated to be $7.7 million, which includes the premises and equipment for the two locations plus the premium paid for the Rockland deposits. The Rockland branch transaction is subject to regulatory approval, and is expected to close in the fourth quarter of this year. The purchase of the 145 Exchange Street building in Bangor will close at the same time.

Net Interest Income

Total interest income of $26.2 million for the six months ended June 30, 2012, was a decrease of $2.0 million or 7.1% compared to total interest income of $28.2 for the same period of 2011. Total interest expense of $6.5 million for the first six months of 2012 is a $1.0 million or 13.4% decrease from total interest expense of $7.5 million for the first six months of 2011. As a result, net interest income decreased 4.8% or $1.0 million to $19.7 million for the six months ended June 30, 2012, from the $20.7 million reported for the same period in 2011. The Company's net interest margin on a tax-equivalent basis decreased from 3.31% in the first six months of 2011 to 3.19% for the six months ended June 30, 2012. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $2.8 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.
Total interest income of $13.1 million for the quarter ended June 30, 2012 is a 6.2% decrease from total interest income of $14.0 million in the comparable period of 2011. Total interest expense of $3.2 million for the quarter ended June 30, 2012 is a 14.8% decrease from total interest expense of $3.8 million for the comparable period of 2011. As a result, net interest income decreased 3.0% or $305,000 to $9.9 million for the quarter ended June 30, 2012, from the $10.2 million reported for the same period in 2011. The Company's net interest margin on a tax-equivalent basis decreased from 3.22% for the quarter ended June 30, 2011 to 3.16% for the quarter ended June 30, 2012. Tax-exempt interest income amounted to $1.4 million and $1.2 million for the quarters ended June 30, 2012 and 2011, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2012 and 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

	For the six months ended
	June 30, 2012		June 30, 2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.16%	$-	0.20%
Investments	8,829	3.83%	9,205	4.17%
Loans held for sale	4	3.41%	22	4.21%
Loans	18,932	4.35%	20,296	4.58%
Total interest-earning assets	27,766	4.17%	29,523	4.44%
Interest-bearing liabilities
Deposits	4,297	0.93%	5,081	1.07%
Other borrowings	2,218	1.77%	2,442	2.11%
Total interest-bearing liabilities	6,515	1.11%	7,523	1.27%
Net interest income	$21,251		$22,000
Interest rate spread		3.06%		3.17%
Net interest margin		3.19%		3.31%

	For the quarters ended
	June 30, 2012		June 30, 2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.68%	$-	0.40%
Investments	4,444	3.74%	4,609	4.01%
Loans held for sale	4	3.97%	6	4.24%
Loans	9,447	4.31%	10,045	4.51%
Total interest-earning assets	13,896	4.11%	14,660	4.34%
Interest-bearing liabilities
Deposits	2,104	0.90%	2,518	1.05%
Other borrowings	1,111	1.71%	1,256	2.10%
Total interest-bearing liabilities	3,215	1.08%	3,774	1.26%
Net interest income	$10,681		$10,886
Interest rate spread		3.03%		3.08%
Net interest margin		3.16%		3.22%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2012 compared to 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

For the six months ended June 30, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$1	$-	$-	$1
Investment securities	373	(720)	(29)	(376)
Loans held for sale	(17)	(4)	3	(18)
Loans	(415)	(968)	19	(1,364)
Total interest income	(58)	(1,692)	(7)	(1,757)
Interest expense
Deposits	(159)	(645)	20	(784)
Other borrowings	204	(395)	(33)	(224)
Total interest expense	45	(1,040)	(13)	(1,008)
Change in net interest income	$(103)	$(652)	$6	$(749)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarters ended June 30, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$1	$-	$-	$1
Investment securities	164	(318)	(11)	(165)
Loans held for sale	(1)	-	(1)	(2)
Loans	(133)	(472)	7	(598)
Total interest income	31	(790)	(5)	(764)
Interest expense
Deposits	(65)	(358)	9	(414)
Other borrowings	111	(235)	(21)	(145)
Total interest expense	46	(593)	(12)	(559)
Change in net interest income	$(15)	$(197)	$7	$(205)

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the six-month periods and quarters ended June 30, 2012 and 2011.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Assets
Cash and cash equivalents	$12,725	$15,339	$13,103	$14,479
Time deposits in other banks	1,219	100	590	100
Securities available for sale	312,113	321,200	319,358	333,275
Securities to be held to maturity	136,169	108,525	143,686	112,513
Restricted equity securities, at cost	14,948	15,443	14,609	15,443
Loans held for sale (fair value approximates cost)	236	1,054	405	568
Loans	875,496	893,787	881,767	893,508
Allowance for loan losses	(13,154)	(14,180)	(13,399)	(14,505)
Net loans	862,342	879,607	868,368	879,003
Accrued interest receivable	5,220	5,491	5,549	5,698
Premises and equipment	18,760	18,725	18,650	18,565
Other real estate owned	4,429	5,401	4,640	5,797
Goodwill	27,684	27,684	27,684	27,684
Other assets	26,493	28,244	26,210	27,966
Total Assets	$1,422,338	$1,426,813	$1,442,852	$1,441,091

Liabilities & Shareholders' Equity
Demand deposits	$71,140	$69,488	$70,739	$68,674
NOW deposits	121,356	120,930	122,165	119,625
Money market deposits	76,178	72,436	73,880	69,388
Savings deposits	117,716	105,472	119,085	107,162
Certificates of deposit	614,538	661,072	625,593	669,455
Total deposits	1,000,928	1,029,398	1,011,462	1,034,304
Borrowed funds - short term	118,767	102,738	118,767	109,896
Borrowed funds - long term	133,556	130,166	142,436	130,166
Dividends payable	948	980	871	984
Other liabilities	13,952	9,784	14,485	10,063
Total Liabilities	1,268,151	1,273,066	1,288,021	1,285,413
Shareholders' Equity:
Preferred stock	12,317	24,705	12,329	24,730
Common stock	98	98	98	98
Additional paid-in capital	46,023	45,536	46,077	45,609
Retained earnings	87,403	83,755	88,149	84,324
Net unrealized gain/(loss) on securities available-for-sale	8,428	(280)	8,257	982
Net unrealized loss on postretirement benefit costs	(82)	(67)	(79)	(65)
Total Shareholders' Equity	154,187	153,747	154,831	155,678
Total Liabilities & Shareholders' Equity	$1,422,338	$1,426,813	$1,442,852	$1,441,091

Non-Interest Income

Non-interest income of $6.1 million for the six months ended June 30, 2012, is an increase of $1.6 million compared to the same period in 2011. This increase was attributable to an increase in net securities gain. Non-interest income was $3.9 million for the quarter ended June 30, 2012, an increase of 74.4% from the $2.2 million reported for the quarter ended June 30, 2011. This increase was attributable to an increase in net securities gain, mortgage origination income resulting from higher levels of mortgage refinancing as well as a good increase in investment management and fiduciary income.

Non-Interest Expense

Non-interest expense of $12.9 million for the six months ended June 30, 2012 is an increase of 1.3% or $0.2 million compared to non-interest expense of $12.7 million for the same period in 2011. This increase was attributable to higher costs related to collections and other real estate owned as well as health insurance. Non-interest expense of $6.7 million for the quarter ended June 30, 2012 is an increase of 7.7% compared to non-interest expense of $6.3 million for the same period in 2011. The Company's efficiency ratio was up slightly to 50.74% for the first six months of 2012 compared 48.29% for the same period in 2011.

Income Taxes

Income taxes on operating earnings were $1.7 million for the six months ended June 30, 2012, down $321,000 from the same period in 2011. This is in line with the decrease in the Company's level of income before taxes and a higher level of tax-exempt income.
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2009 through 2011.

Investments

The Company's investment portfolio increased by $33.3 million or 7.8% between December 31, 2011, and June 30, 2012. The growth in the portfolio in the six months of 2012 was primarily in GNMA mortgage-backed securities and US Agency securities, which are fully backed by the U.S. Government and carry no credit risk. As of June 30, 2012, mortgage-backed securities had a carrying value of $256.9 million and a fair value of $260.5 million. Of this total, securities with a fair value of $238.6 million or 91.6% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $21.9 million or 8.4% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2012 and 2011 and December 31, 2011.

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Securities available for sale
U.S. Treasury and agency	$-	$-	$16,123
Mortgage-backed securities	206,979	198,232	221,524
State and political subdivisions	98,593	85,726	65,162
Corporate securities	-	811	936
Other equity securities	1,775	1,433	533
	$307,347	$286,202	$304,278
Securities to be held to maturity
U.S. Treasury and agency	$41,197	$19,390	$12,970
Mortgage-backed securities	49,992	56,800	60,836
State and political subdivisions	44,286	46,171	48,864
Corporate securities	300	300	300
	$135,775	$122,661	$122,970
Restricted equity securities
Federal Home Loan Bank Stock	$13,412	$14,031	$14,031
Federal Reserve Bank Stock	1,036	1,412	1,412
	$14,448	$15,443	$15,443
Total securities	$457,570	$424,306	$442,691

The following table sets forth yields and expected maturities of the Company's investment securities as of June 30, 2012. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Treasury & Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	41,197	3.38%
Total	-		41,197	3.38%
Mortgage-Backed Securities
Due in 1 year or less	3,312	3.67%	12	0.07%
Due in 1 to 5 years	54,572	3.26%	8,344	3.61%
Due in 5 to 10 years	22,898	2.77%	5,599	3.92%
Due after 10 years	126,197	2.21%	36,037	4.49%
Total	206,979	2.57%	49,992	4.28%
State & Political Subdivisions
Due in 1 year or less	1,016	6.90%	1,370	5.96%
Due in 1 to 5 years	1,786	6.90%	4,912	6.54%
Due in 5 to 10 years	1,136	6.17%	15,538	6.30%
Due after 10 years	94,655	5.96%	22,466	6.27%
Total	98,593	5.99%	44,286	6.30%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	-	0.00%
Total	-		300	1.25%
Equity Securities	1,775	1.33%
	$307,347	3.66%	$135,775	4.66%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2012 amounted to $0.5 million, or 0.11% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount was $0.8 million, or 0.19% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.

The Company's best estimate of cash flows uses severe economic recession assumptions due to market uncertainty. The Company's assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.
As of June 30, 2012, the Company had temporarily impaired securities with a fair value of $26.8 million and unrealized losses of $0.5 million, as identified in the table below. This was down from December 31, 2011 as a result of slight increase in interest rates and corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $5.3 million as of June 30, 2012, compared with $9.3 million at December 31, 2011. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$7,942	$(33)	$-	$-	$7,942	$(33)
Mortgage-backed securities	9,822	(110)	5,137	(148)	14,959	(258)
State and political subdivisions	3,719	(51)	-	-	3,719	(51)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	191	(135)	191	(135)
	$21,483	$(194)	$5,328	$(283)	$26,811	$(477)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by the U.S. Treasury and U.S. Government-sponsored agencies and enterprises. As of June 30, 2012, the total unrealized losses on these securities amounted to $33,000. There were no unrealized losses on these securities at December 31, 2011. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2012, the total unrealized losses on these securities amounted to $258,000, compared with $181,000 at December 31, 2011. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2012 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of June 30, 2012, the total unrealized losses on municipal securities amounted to $51,000, compared with $189,000 at December 31, 2011. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At June 30, 2012, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2012 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2012, compared with $287,000 at December 31, 2011. Corporate securities are dependent on the operating performance of the issuers.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2012 and December 31, 2011, the Bank's investment in FHLB stock totaled $13.4 million and $14.0 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value, with a balance of $378,000 at June 30, 2012 compared with no loans held for sale at December 31, 2011 and $419,000 at June 30, 2011. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio increased during the first six months of 2012, with total loans at $881.8 million at June 30, 2012, up $16.8 million or 1.9% from total loans of $865.0 million at December 31, 2011. Commercial loans decreased $882,000 or 0.2% between December 31, 2011 and June 30, 2012, municipal loans decreased by $132,000 or 0.8% and residential term loans increased $27.6 million or 8.1%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 30.3% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 90.4% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two classes, term loans, which include traditional amortizing home mortgages, home equity loans and lines of credit, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.

The following table summarizes the loan portfolio, by class, at June 30, 2012 and 2011 and December 31, 2011.

Dollars in thousands	June 30, 2012		December 31, 2011		June 30, 2011
Commercial
Real estate	$253,193	28.7%	$255,424	29.5%	$263,337	29.7%
Construction	33,072	3.8%	32,574	3.8%	29,386	3.3%
Other	87,833	10.0%	86,982	10.1%	102,499	11.6%
Municipal	16,089	1.8%	16,221	1.9%	19,974	2.3%
Residential
Term	368,876	41.8%	341,286	39.5%	335,807	37.9%
Construction	6,449	0.7%	10,469	1.2%	11,063	1.2%
Home equity line of credit	100,689	11.4%	105,244	12.1%	107,224	12.0%
Consumer	15,613	1.8%	16,788	1.9%	17,639	2.0%
Total loans	$881,814	100.0%	$864,988	100.0%	$886,929	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2012:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$9,695	$23,167	$17,146	$203,185	$253,193
Construction	7,813	3,051	296	21,912	33,072
Other	14,764	19,686	20,267	33,116	87,833
Municipal	640	3,735	5,801	5,913	16,089
Residential
Term	1,148	13,045	22,924	331,759	368,876
Construction	3,714	58	-	2,677	6,449
Home equity line of credit	1,324	344	818	98,203	100,689
Consumer	6,439	6,214	878	2,082	15,613
Total loans	$45,537	$69,300	$68,130	$698,847	$881,814

The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2012.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$44,203	5.0%	$208,990	23.7%	$253,193	28.7%
Construction	1,087	0.1%	31,985	3.6%	33,072	3.8%
Other	31,218	3.5%	56,615	6.4%	87,833	10.0%
Municipal	12,998	1.5%	3,091	0.4%	16,089	1.8%
Residential
Term	173,885	19.7%	194,991	22.1%	368,876	41.8%
Construction	2,744	0.3%	3,705	0.4%	6,449	0.7%
Home equity line of credit	2,053	0.2%	98,636	11.2%	100,689	11.4%
Consumer	11,924	1.4%	3,689	0.4%	15,613	1.8%
Total loans	$280,112	31.7%	$601,702	68.2%	$881,814	100.0%

Loan Concentrations

As of June 30, 2012, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans, and general loss allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, are considered by Management in determining the appropriateness of the allowance for loan losses.
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
The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our outstanding loans and commitments are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs Management's judgment as to the level of losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2012, impaired loans with specific reserves totaled $18.9 and the amount of such reserves was $4.2 million. This compares to impaired loans with specific reserves of $14.2 million at December 31, 2011 and the amount of such reserves was $2.1 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2012 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of June 30, 2012 and 2011 and December 31, 2011. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2012		December 31, 2011		June 30, 2011
Commercial
Real estate	$5,564	28.7%	$5,659	29.5%	$6,927	29.7%
Construction	1,373	3.8%	658	3.8%	702	3.3%
Other	2,476	10.0%	2,063	10.1%	3,323	11.6%
Municipal	19	1.8%	19	1.9%	19	2.3%
Residential
Term	1,587	41.8%	1,159	39.5%	1,356	37.9%
Construction	58	0.7%	255	1.2%	35	1.2%
Home equity line of credit	809	11.4%	595	12.1%	652	12.0%
Consumer	603	1.8%	584	1.9%	664	2.0%
Unallocated	1,895	0.0%	2,008	0.0%	1,356	0.0%
Total	$14,384	100.0%	$13,000	100.0%	$15,034	100.0%

The allowance for loan losses totaled $14.4 million at June 30, 2012, compared to $13.0 million and $15.0 million as of December 31, 2011 and June 30, 2011, respectively. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $2.2 million in the first six months of 2012 from $2.1 million at December 31, 2011 to $4.2 million at June 30, 2012. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $147,000 in the first six months of 2012. This was attributable to higher losses in the past two years, which results in higher reserve loss factors applied to these pools. The portion of the reserve based on qualitative factors decreased by $768,000 during 2012 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $113,000 decrease in unallocated reserves in the first six months of 2012 from $2.0 million on December 31, 2011 to $1.9 million on June 30, 2012.
A breakdown of the allowance for loan losses as of June 30, 2012, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,133	$2,685	$1,746	$-	$5,564
Construction	787	355	231	-	1,373
Other	932	935	609	-	2,476
Municipal	-	-	19	-	19
Residential
Term	966	165	456	-	1,587
Construction	48	2	8	-	58
Home equity line of credit	300	155	354	-	809
Consumer	11	351	241	-	603
Unallocated	-	-	-	1,895	1,895
	$4,177	$4,648	$3,664	$1,895	$14,384

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $4.9 million for the first six months of 2012, an increase of $800,000 from the six months of 2011. Net chargeoffs were $3.5 million in the first six months of 2012 compared to net chargeoffs of $2.4 million in the first six months of 2011. Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2011 to 1.63% as of June 30, 2012, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011:

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Balance at beginning of year	$13,000	$13,316	$13,316
Loans charged off:
Commercial
Real estate	915	1,619	835
Construction	-	346	-
Other	2,162	6,492	319
Municipal	-	-	-
Residential
Term	375	1,421	697
Construction	118	505	505
Home equity line of credit	49	415	45
Consumer	276	381	169
Total	3,895	11,179	2,570
Recoveries on loans previously charged off
Commercial
Real estate	1	23	5
Construction	246	-	-
Other	11	60	20
Municipal	-	-	-
Residential	-
Term	2	7	4
Construction	-	-	-
Home equity line of credit	-	1	1
Consumer	119	222	158
Total	379	313	188
Net loans charged off	3,516	10,866	2,382
Provision for loan losses	4,900	10,550	4,100
Balance at end of period	$14,384	$13,000	$15,034
Ratio of net loans charged off to average loans outstanding[1]	0.81%	1.23%	0.54%
Ratio of allowance for loan losses to total loans outstanding	1.63%	1.50%	1.70%
1 Ratios for June 2012 and 2011 have been annualized on a 366-day basis and 365-day basis, respectively.

Management believes the allowance for loan losses is appropriate as of June 30, 2012. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.49% at June 30, 2012 and 2011, compared to 3.21% at December 31, 2011. The following table shows the distribution of nonperforming loans by class as of June 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Commercial
Real estate	$5,545	$7,064	$6,746
Construction	521	2,350	771
Other	2,361	5,836	2,133
Municipal	-	-	-
Residential
Term	10,723	11,312	11,569
Construction	1,336	1,198	334
Home equity line of credit	1,456	1,163	740
Consumer	180	53	111
Non-performing loans plus loans 90 or more days past due and still accruing interest	$22,122	$28,976	$22,404
Non-performing loans included in above total	$21,958	$27,806	$22,049

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of June 30, 2012, loans 90 or more days past due and still accruing interest totaled $164,000, compared to $1.2 million and $355,000 at December 31, 2011 and June 30, 2011, respectively.

Troubled Debt Restructured

A troubled debt restructured ("TDR") constitutes a restructuring of debt if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of June 30, 2012 we had 82 loans with a value of $25.0 million that have been restructured. This compares to 36 loans with a value of $6.6 million classified as TDRs as of June 30, 2011. As of June 30, 2012, Management is aware of five loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.2 million. There were also 24 loans with an outstanding balance of $3.6 million that were classified as TDRs and on non-accrual status, three of which, with an outstanding balance of $413,000, were in the process of foreclosure.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $43.4 million at June 30, 2012, and have increased $1.3 million from December 31, 2011. The number of loans increased by 25 from 211 to 236 during the same period. Impaired commercial loans decreased $1.4 million from December 31, 2011 to June 30, 2012. The specific allowance for impaired commercial loans increased from $1.2 million at December 31, 2011 to $2.9 as of June 30, 2012, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2011 to June 30, 2012, impaired residential loans increased $2.4 million, impaired home equity lines of credit increased $293,000, and impaired consumer loans decreased $38,000.
The following table sets forth impaired loans as of June 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Commercial
Real estate	$13,795	$10,141	$6,746
Construction	3,619	5,702	772
Other	4,100	7,042	2,095
Municipal	-	-	-
Residential
Term	19,052	16,821	16,191
Construction	1,336	1,198	334
Home equity line of credit	1,456	1,163	740
Consumer	16	53	103
Total	$43,374	$42,120	$26,981

Past Due Loans

The Bank's overall loan delinquency ratio was 2.27% at June 30, 2012, versus 3.07% at December 31, 2011 and 2.95% at June 30, 2011. Loans 90 days delinquent and accruing decreased from $1.2 million at December 31, 2011 to $0.2 million as of June 30, 2012. The total at June 30, 2012, is made up of six loans, with the largest loan totaling $80,000. We expect to collect all amounts due on these loans, plus any accrued interest. The following table sets forth loan delinquencies as of June 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Commercial
Real estate	$1,871	$6,864	$6,278
Construction	153	1,777	117
Other	1,841	2,623	1,541
Municipal	1,560	-	-
Residential
Term	11,069	12,174	16,009
Construction	1,336	1,198	334
Home equity line of credit	1,841	1,614	1,608
Consumer	369	347	266
Total	$20,040	$26,597	$26,153
Loans 30-89 days past due to total loans	0.69%	1.00%	1.14%
Loans 90+ days past due and accruing to total loans	0.02%	0.14%	0.04%
Loans 90+ days past due on non-accrual to total loans	1.56%	1.93%	1.77%
Total past due loans to total loans	2.27%	3.07%	2.95%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2012, there were 11 potential problem loans with a balance of $2.5 million or 0.3% of total loans. This compares to 28 loans with a balance of $4.7 million or 0.5% of total loans at December 31, 2011.
As of June 30, 2012, there were 43 loans in the process of foreclosure with a total balance of $7.4 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In October 2011, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac's and Fannie Mae's published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2012, there were 20 properties owned with a net OREO balance of $5.2 million, net of an allowance for losses of $0.4 million, compared to December 31, 2011 when there were 16 properties owned with a net OREO balance of $4.1 million, net of an allowance for losses of $0.4 million and June 30, 2011 when there were 23 properties owned with a net OREO balance of $7.7 million, net of an allowance for losses of $0.1 million.
The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2012	December 31, 2011	June 30, 2011
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	112	59	1,761
Other	2,956	1,504	2,747
Municipal	-	-	-
Residential	-
Term	2,505	2,967	3,351
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,573	$4,530	$7,859
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	-
Other	215	127	-
Municipal	-	-	-
Residential	-
Term	170	309	136
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$385	$436	$136
Net Value
Commercial
Real estate	$-	$-	$-
Construction	112	59	1,761
Other	2,741	1,377	2,747
Municipal	-	-	-
Residential	-
Term	2,335	2,658	3,215
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,188	$4,094	$7,723

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

Liquidity Management

As of June 30, 2012, the Bank had primary sources of liquidity of $250.9 million. It is Management's opinion this is adequate. The Bank has an additional $237.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 70.4% of total average assets in the first six months of 2012. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with two correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program.

Deposits

During the first six months of 2012, total deposits increased by $63.9 million or 6.8% from December 31, 2011 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $7.2 million or 2.3% in the first six months of 2012, money market deposits decreased $8.0 million or 10.1%, and certificates of deposit increased $64.7 million or 11.8%. Between June 30, 2011 and June 30, 2012, total deposits increased by $6.4 million or 0.6%. Low-cost deposits increased by $24.5 million or 8.3%, money market accounts increased $1.3 million or 1.9%, and certificates of deposit decreased $19.4 million or 3.1%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was the result from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits year-over-year is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. It may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2012, borrowed funds decreased $16.7 million or 6.3% from December 31, 2011. Between June 30, 2011 and June 30, 2012, borrowed funds decreased by $0.4 million or 0.2%. This decrease was due to the shift in funding mentioned above.

Shareholders' Equity

Shareholders' equity as of June 30, 2012 was $153.4 million, compared to $150.9 million as of December 31, 2011 and $156.2 million as of June 30, 2011. The Company's earnings in the first six months of 2012, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments - Debt and Equity Securities", increased by $125,000 from December 31, 2011.
A cash dividend of 19.5 cents per share was declared in the second quarter of 2012, equal to the dividend declared in each of the past fifteen quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 65.00% for the first six months of 2012 compared to 67.24% for the same period in 2011. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2012 is this year's net income plus $7.0 million.
On November 21, 2008, the Company received approval for a $25 million investment in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company's books for regulatory purposes and rank senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.
On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator, as well as the Bank's primary regulator, the Office of the Comptroller of the Currency. These approvals were based on the Company's and the Bank's continued strong capital ratios after the repayment, and almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of CPP Shares remains outstanding. The warrant issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share was unchanged as a result of the repurchase transaction and remains outstanding.
Regulatory leverage capital ratios for the Company were 8.31% and 8.32% at June 30, 2012 and December 31, 2011, respectively. The Company had a tier one risk-based capital ratio of 14.58% and a tier two risk-based capital ratio of 15.84% at June 30, 2012, compared to 14.40% and 15.66%, respectively, at December 31, 2011. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities - qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of June 30, 2012:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$248,926	$118,767	$25,000	$55,000	$50,159
Operating leases	532	70	157	136	169
Certificates of deposit	613,878	390,166	183,085	40,627	-
Total	$863,336	$509,003	$208,242	$95,763	$50,328
Total loan commitments and unused lines of credit	$104,483	$104,483	$-	$-	$-

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market-Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The First Bancorp, Inc.'s market risk is composed primarily of interest rate risk. The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2012 was +11.88% of total assets compared to +1.55% of total assets at December 31, 2011. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2012, is presented in the following table:

	0-90	90-365	1-5	5 +
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$29,934	$85,457	$147,716	$168,436
Federal Home Loan Bank and Federal Reserve Bank Stock	13,412	-	-	1,036
Loans held for sale	-	-	-	378
Loans	454,045	152,979	219,822	54,968
Other interest-earning assets	-	10,351	-	-
Non-rate-sensitive assets	7,841	-	-	78,382
Total assets	505,232	248,787	367,538	303,200
Interest-bearing deposits	317,393	144,268	223,846	242,748
Borrowed funds	105,537	10,000	80,000	53,389
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	207,626
Total liabilities and equity	424,830	159,968	336,196	503,763
Period gap	$80,402	$88,819	$31,342	$(200,563)
Percent of total assets	5.64%	6.23%	2.20%	-14.08%
Cumulative gap (current)	80,402	169,221	200,563	-
Percent of total assets	5.64%	11.88%	14.08%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.12% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.96% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 7.84% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.17% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2012 and December 31, 2011 is presented in the following table:

Changes in Net Interest Income	June 30, 2012	December 31, 2011
Year 1
Projected change if rates decrease by 1.0%	-1.12%	-0.80%
Projected change if rates increase by 2.0%	-0.96%	-0.40%
Year 2
Projected change if rates decrease by 1.0%	-7.84%	-7.60%
Projected change if rates increase by 2.0%	-3.17%	-1.00%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2012, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2012, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next six-to-eight quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2012, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II - Other Information

Item 1 - Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A - Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. None

Item 3 - Default Upon Senior Securities

None.

Item 4 - Other Information

A.  None.

B.  None.

Item 5 - Exhibits

Exhibit 2.1 Agreement and Plan of Merger With FNB Bankshares Dated August 25, 2004, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated August 25, 2004, filed under item 1.01 on August 27, 2004.
Exhibit 3.1 Conformed Copy of the Registrant's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed under item 5.03 on October 7, 2004).
Exhibit 3.2 Amendment to the Registrant's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed under item 5.03 on May 1, 2008).
Exhibit 3.3 Amendment to the Registrant's Articles of Incorporation (incorporated by reference to the Definitive Proxy Statement for the Company's 2008 Annual Meeting filed on March 14, 2008).
Exhibit 3.4 Amendment to the Registrant's Articles of Incorporation authorizing issuance of preferred stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 29, 2008).
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed under item 5.03 on October 7, 2004).
Exhibit 3.6 Amendment to the Company's Bylaws (incorporated by reference to the Company's Form 8-K filed under item 5.03 on May 2, 2011), changing the term of the Chairman of the Board from four years to one year and the maximum a Director can serve as Chairman of the Board from two four-year terms to eight years.
Exhibit 10.2(a) Specimen Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.2(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.2(b) Specimen Amendment to Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.2(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.2(c) Specimen Amendment to Employment Continuity Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on January 31, 2006.
Exhibit 10.3(a) Specimen Split Dollar Agreement entered into with Mr. McKim with a death benefit of $250,000. Incorporated by reference to Exhibit 10.3(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.3(b) Specimen Amendment to Split Dollar Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.3(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.4 Specimen Amendment to Supplemental Executive Retirement Plan entered into with Messrs. Daigneault and Ward changing the normal retirement age to receive the full benefit under the Plan from age 65 to age 63, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on December 30, 2008.
Exhibit 10.5 Purchase and Assumption Agreement between the Bank and Camden National Bank for the purchase of a bank branch, loans and deposits at 63 Union Street in Rockland, Maine, attached as Exhibit 10.5 to this filing.
Exhibit 10.6 Purchase and Sale Agreement between the Bank and Camden National Bank for the purchase of a bank building at 145 Exchange Street in Bangor, Maine, attached as Exhibit 10.6 to this filing.
Exhibit 14.1 Code of Ethics for Senior Financial Officers, adopted by the Board of Directors on September 19, 2003. Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 15, 2006.
Exhibit 14.2 Code of Business Conduct and Ethics, adopted by the Board of Directors on April 15, 2004. Incorporated by reference to Exhibit 14.2 to the Company's Annual Report on Form 10-K filed on March 15, 2006.
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

Date: August 9, 2012

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 9, 2012