Form 10-Q
period 2012-09-30
First Bancorp, Inc /ME/
filed 2012-11-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2012
Common Stock: 9,853,396 shares

Table of Contents
Part I. Financial Information	1
Selected Financial Data (Unaudited)	1
Item 1 – Financial Statements	2
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Note 1 – Basis of Presentation	7
Note 2 –Investment Securities	7
Note 3 – Loans	11
Note 4 – Allowance for Loan Losses	17
Note 5 – Stock Options and Stock Based Compensation	25
Note 6 – Preferred and Common Stock	26
Note 7 – Earnings Per Share	27
Note 8 – Employee Benefit Plans	28
Note 9 – Goodwill and Other Intangible Assets	30
Note 10 – Mortgage Servicing Rights	30
Note 11 – Income Taxes	30
Note 12 - Certificates of Deposit	31
Note 13 – Reclassifications	31
Note 14 – Fair Value Disclosures	31
Note 15 – Subsequent Event	37
Note 16 – Impact of Recently Issued Accounting Standards	37
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Forward-Looking Statements	38
Critical Accounting Policies	38
Use of Non-GAAP Financial Measures	39
Executive Summary	41
Net Interest Income	42
Average Daily Balance Sheets	45
Non-Interest Income	46
Non-Interest Expense	46
Income Taxes	46
Investments	46
Impaired Securities	48
Federal Home Loan Bank Stock	50
Loans and Loans Held for Sale	50
Credit Risk Management and Allowance for Loan Losses	52
Non-Performing Loans and Troubled Debt Restructured	56
Impaired Loans	57
Past Due Loans	58
Potential Problem Loans and Loans in Process of Foreclosure	58
Other Real Estate Owned	59
Goodwill	60
Liquidity Management	60
Deposits	60
Borrowed Funds	60
Shareholders' Equity	61
Off-Balance-Sheet Financial Instruments and Contractual Obligations	61
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	62
Market-Risk Management	62
Asset/Liability Management	62
Interest Rate Risk Management	63
Item 4: Controls and Procedures	64
Part II – Other Information	65
Item 1 – Legal Proceedings	65
Item 1a – Risk Factors	65
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3 – Default Upon Senior Securities	65
Item 4 – Other Information	65
Item 5 – Exhibits	66
Signatures	68

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	For the nine months ended September 30,		For the quarters ended September 30,
except for per share amounts	2012	2011	2012	2011

Summary of Operations
Interest Income	$39,131	$42,146	$12,892	$13,898
Interest Expense	9,737	11,193	3,222	3,670
Net Interest Income	29,394	30,953	9,670	10,228
Provision for Loan Losses	6,300	5,600	1,400	1,500
Non-Interest Income	8,556	6,591	2,492	2,080
Non-Interest Expense	19,503	19,669	6,595	6,934
Net Income	9,459	9,341	3,223	3,006
Per Common Share Data
Basic Earnings per Share	$0.91	$0.85	$0.31	$0.27
Diluted Earnings per Share	0.91	0.85	0.31	0.27
Cash Dividends Declared	0.585	0.585	0.195	0.195
Book Value per Common Share	14.64	14.11	14.64	14.11
Tangible Book Value per Common Share	11.83	11.28	11.83	11.28
Market Value	17.55	12.59	17.55	12.59
Financial Ratios
Return on Average Equity[1]	8.86%	9.64%	8.90%	9.15%
Return on Average Tangible Equity[1,2]	10.36%	10.92%	10.39%	10.25%
Return on Average Assets[1]	0.89%	0.87%	0.90%	0.83%
Average Equity to Average Assets	10.90%	10.67%	11.02%	10.46%
Average Tangible Equity to Average Assets[2]	8.95%	8.74%	9.07%	8.53%
Net Interest Margin Tax-Equivalent[1,2]	3.16%	3.29%	3.12%	3.24%
Dividend Payout Ratio	64.29%	68.82%	62.90%	72.22%
Allowance for Loan Losses/Total Loans	1.69%	1.76%	1.69%	1.76%
Non-Performing Loans to Total Loans	2.71%	2.42%	2.71%	2.42%
Non-Performing Assets to Total Assets	2.04%	1.91%	2.04%	1.91%
Efficiency Ratio[2]	50.74%	49.89%	50.73%	53.15%
At Period End
Total Assets	$1,423,316	$1,427,038	$1,423,316	$1,427,038
Total Loans	869,871	868,573	869,871	868,573
Total Investment Securities	468,604	471,924	468,604	471,924
Total Deposits	944,547	1,004,894	944,547	1,004,894
Total Shareholders' Equity	156,637	150,538	156,637	150,538
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2012 and 2011 and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
November 9, 2012

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary
	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Cash and cash equivalents	$14,904,000	$14,115,000	$16,563,000
Interest bearing deposits in other banks	681,000	-	100,000
Securities available for sale	299,900,000	286,202,000	326,782,000
Securities to be held to maturity (fair value of $162,382,000 at September 30, 2012, $130,677,000 at December 31, 2011 and $137,227,000 at September 30, 2011)	154,256,000	122,661,000	129,699,000
Restricted equity securities, at cost	14,448,000	15,443,000	15,443,000
Loans held for sale	-	-	230,000
Loans	869,871,000	864,988,000	868,573,000
Less allowance for loan losses	14,739,000	13,000,000	15,319,000
Net loans	855,132,000	851,988,000	853,254,000
Accrued interest receivable	5,425,000	4,835,000	5,018,000
Premises and equipment, net	18,376,000	18,842,000	18,872,000
Other real estate owned	5,471,000	4,094,000	6,310,000
Goodwill	27,684,000	27,684,000	27,684,000
Other assets	27,039,000	27,003,000	27,083,000
Total assets	$1,423,316,000	$1,372,867,000	$1,427,038,000
Liabilities
Demand deposits	$89,500,000	$75,750,000	$88,472,000
NOW deposits	136,472,000	122,775,000	130,522,000
Money market deposits	74,805,000	79,015,000	77,736,000
Savings deposits	130,354,000	114,617,000	114,079,000
Certificates of deposit	513,416,000	549,176,000	594,085,000
Total deposits	944,547,000	941,333,000	1,004,894,000
Borrowed funds – short term	164,592,000	135,500,000	135,452,000
Borrowed funds – long term	140,157,000	130,163,000	120,164,000
Other liabilities	17,383,000	15,013,000	15,990,000
Total liabilities	1,266,679,000	1,222,009,000	1,276,500,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	12,377,000	12,303,000	12,278,000
Common stock, one cent par value per share	98,000	98,000	98,000
Additional paid-in capital	46,205,000	45,829,000	45,706,000
Retained earnings	88,541,000	85,314,000	84,360,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available-for-sale	9,488,000	7,401,000	8,155,000
Net unrealized loss on postretirement benefit costs	(72,000)	(87,000)	(59,000)
Total shareholders' equity	156,637,000	150,858,000	150,538,000
Total liabilities & shareholders' equity	$1,423,316,000	$1,372,867,000	$1,427,038,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	9,853,396	9,812,180	9,800,507
Book value per common share	$14.64	$14.12	$14.11
Tangible book value per common share	$11.83	$11.30	$11.28
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarters ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$28,006,000	$30,088,000	$9,247,000	$9,960,000
Interest on deposits with other banks	3,000	11,000	2,000	7,000
Interest and dividends on investments	11,122,000	12,047,000	3,643,000	3,931,000
Total interest income	39,131,000	42,146,000	12,892,000	13,898,000
Interest expense
Interest on deposits	6,370,000	7,478,000	2,073,000	2,397,000
Interest on borrowed funds	3,367,000	3,715,000	1,149,000	1,273,000
Total interest expense	9,737,000	11,193,000	3,222,000	3,670,000
Net interest income	29,394,000	30,953,000	9,670,000	10,228,000
Provision for loan losses	6,300,000	5,600,000	1,400,000	1,500,000
Net interest income after provision for loan losses	23,094,000	25,353,000	8,270,000	8,728,000
Non-interest income
Investment management and fiduciary income	1,230,000	1,140,000	386,000	358,000
Service charges on deposit accounts	1,995,000	2,032,000	644,000	681,000
Net securities gains	1,967,000	237,000	-	8,000
Mortgage origination and servicing income	854,000	845,000	550,000	193,000
Other operating income	2,510,000	2,337,000	912,000	840,000
Total non-interest income	8,556,000	6,591,000	2,492,000	2,080,000
Non-interest expense
Salaries and employee benefits	9,485,000	9,255,000	3,283,000	3,250,000
Occupancy expense	1,247,000	1,194,000	428,000	367,000
Furniture and equipment expense	1,650,000	1,665,000	527,000	554,000
FDIC insurance premiums	909,000	1,104,000	303,000	298,000
Amortization of identified intangibles	212,000	212,000	71,000	71,000
Other operating expense	6,000,000	6,239,000	1,983,000	2,394,000
Total non-interest expense	19,503,000	19,669,000	6,595,000	6,934,000
Income before income taxes	12,147,000	12,275,000	4,167,000	3,874,000
Applicable income taxes	2,688,000	2,934,000	944,000	868,000
NET INCOME	$9,459,000	$9,341,000	$3,223,000	$3,006,000
Basic earnings per common share	$0.91	$0.85	$0.31	$0.27
Diluted earnings per common share	$0.91	$0.85	$0.31	$0.27
Other comprehensive income, net of tax
Net unrealized gain on securities available for sale	2,087,000	10,212,000	1,962,000	5,957,000
Unrecognized postretirement benefits transition obligation	15,000	14,000	5,000	4,000
Other comprehensive income	2,102,000	10,226,000	1,967,000	5,961,000
Comprehensive income	$11,561,000	$19,567,000	$5,190,000	$8,967,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

					Accumulated
		Common stock and			other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	9,341,000	-	9,341,000
Net unrealized gain on securities available for sale, net of taxes of $5,500,000	-	-	-	-	10,212,000	10,212,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $8,000	-	-	-	-	14,000	14,000
Comprehensive income	-	-	-	9,341,000	10,226,000	19,567,000
Cash dividends declared	-	-	-	(6,682,000)	-	(6,682,000)
Equity compensation expense	-	-	17,000	-	-	17,000
Amortization of premium for preferred stock issuance	73,000	-	(73,000)	-	-	-
Payment to repurchase preferred stock	(12,500,000)	-	-	-	-	(12,500,000)
Proceeds from sale of common stock	-	27,482	288,000	-	-	288,000
Balance at September 30, 2011	$12,278,000	9,800,507	$45,804,000	$84,360,000	$8,096,000	$150,538,000

Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	-	-	-	9,459,000	-	9,459,000
Net unrealized gain on securities available for sale, net of taxes of $1,124,000	-	-	-	-	2,087,000	2,087,000
Unrecognized transition obligation for postretirement benefits, net of taxes of $8,000	-	-	-	-	15,000	15,000
Comprehensive income	-	-	-	9,459,000	2,102,000	11,561,000
Cash dividends declared	-	-	-	(6,232,000)	-	(6,232,000)
Equity compensation expense	-	-	57,000	-	-	57,000
Amortization of premium for preferred stock issuance	74,000	-	(74,000)	-	-	-
Proceeds from sale of common stock	-	41,216	393,000	-	-	393,000
Balance at September 30, 2012	$12,377,000	9,853,396	$46,303,000	$88,541,000	$9,416,000	$156,637,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary
	For the nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income	$9,459,000	$9,341,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	992,000	1,018,000
Change in deferred taxes	(929,000)	(644,000)
Provision for loan losses	6,300,000	5,600,000
Loans originated for resale	(29,137,762)	(33,416,000)
Proceeds from sales and transfers of loans	29,331,762	35,992,000
Net gain on sale or call of securities	(1,967,000)	(237,000)
Net (gain)/loss on sale of other real estate owned	29,000	(13,000)
Provision for losses on other real estate owned	291,000	800,000
Equity compensation expense	57,000	17,000
Net (increase) decrease in other assets and accrued interest	(483,000)	2,043,000
Net increase (decrease) in other liabilities	1,478,000	(473,000)
Net (gain)/loss on disposal of premises and equipment	(30,000)	5,000
Net amortization of premiums on investments	2,125,000	2,908,000
Amortization of investment in limited partnership	357,000	292,000
Net acquisition amortization	173,000	173,000
Net cash provided by operating activities	18,046,000	23,406,000
Cash flows from investing activities
Purchase of Fed Funds sold	(681,000)	-
Proceeds from sales of securities available for sale	25,437,000	75,182,000
Proceeds from maturities, payments and calls of securities available for sale	43,803,000	34,209,000
Proceeds from maturities, payments and calls of securities to be held to maturity	42,497,000	16,031,000
Proceeds from sales of other real estate owned	2,077,000	2,875,000
Purchases of securities available for sale	(79,941,000)	(129,488,000)
Purchases of securities to be held to maturity	(74,230,000)	(38,765,000)
Redemption of restricted equity securities	995,000	-
Net (increase) decrease in loans	(13,218,000)	10,383,000
Capital expenditures	(554,000)	(915,000)
Proceeds from sale of equipment	58,000	-
Net cash used in investing activities	(53,757,000)	(30,488,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	38,974,000	44,480,000
Net decrease in certificates of deposit	(35,728,000)	(14,072,000)
Net increase (decrease) in short-term borrowings	39,093,000	(1,707,000)
Repurchase of preferred stock	-	(12,500,000)
Proceeds from sale of common stock	393,000	288,000
Dividends paid	(6,232,000)	(6,682,000)
Net cash provided by financing activities	36,500,000	9,807,000
Net increase in cash and cash equivalents	789,000	2,725,000
Cash and cash equivalents at beginning of period	14,115,000	13,838,000
Cash and cash equivalents at end of period	$14,904,000	$16,563,000
Interest paid	$9,853,000	$11,418,000
Income taxes paid	$2,060,000	$2,557,000
Non-cash transactions
Net transfer from loans to other real estate owned	$3,774,000	$5,043,000
See Report of Independent Registered Public Accounting Firm.

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

Subsequent Events
Events occurring subsequent to September 30, 2012, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2012:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	183,126,000	6,408,000	(97,000)	189,437,000
State and political subdivisions	100,614,000	8,363,000	(22,000)	108,955,000
Corporate securities	-	-	-	-
Other equity securities	1,563,000	49,000	(104,000)	1,508,000
	$285,303,000	$14,820,000	$(223,000)	$299,900,000
Securities to be held to maturity
U.S. Treasury and agency	$65,859,000	$390,000	$(21,000)	$66,228,000
Mortgage-backed securities	44,236,000	3,400,000	(10,000)	47,626,000
State and political subdivisions	43,861,000	4,367,000	-	48,228,000
Corporate securities	300,000	-	-	300,000
	$154,256,000	$8,157,000	$(31,000)	$162,382,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$-	$-	$13,412,000
Federal Reserve Bank Stock	1,036,000	-	-	1,036,000
	$14,448,000	$-	$-	$14,448,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$-	$-	$-	$-
Mortgage-backed securities	191,924,000	6,486,000	(178,000)	198,232,000
State and political subdivisions	80,259,000	5,484,000	(17,000)	85,726,000
Corporate securities	1,098,000	-	(287,000)	811,000
Other equity securities	1,535,000	37,000	(139,000)	1,433,000
	$274,816,000	$12,007,000	$(621,000)	$286,202,000
Securities to be held to maturity
U.S. Treasury and agency	$19,390,000	$132,000	$-	$19,522,000
Mortgage-backed securities	56,800,000	3,900,000	(3,000)	60,697,000
State and political subdivisions	46,171,000	4,159,000	(172,000)	50,158,000
Corporate securities	300,000	-	-	300,000
	$122,661,000	$8,191,000	$(175,000)	$130,677,000
Restricted equity securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2011:

	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Estimated)
Securities available for sale
U.S. Treasury and agency	$15,295,000	$1,199,000	$-	$16,494,000
Mortgage-backed securities	227,180,000	8,173,000	(315,000)	235,038,000
State and political subdivisions	70,124,000	3,936,000	(21,000)	74,039,000
Corporate securities	1,103,000	-	(324,000)	779,000
Other equity securities	534,000	33,000	(135,000)	432,000
	$314,236,000	$13,341,000	$(795,000)	$326,782,000
Securities to be held to maturity
U.S. Treasury and agency	$20,998,000	$180,000	$-	$21,178,000
Mortgage-backed securities	61,048,000	4,221,000	(19,000)	65,250,000
State and political subdivisions	47,353,000	3,397,000	(251,000)	50,499,000
Corporate securities	300,000	-	-	300,000
	$129,699,000	$7,798,000	$(270,000)	$137,227,000
Restricted equity securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The following table summarizes the contractual maturities of investment securities at September 30, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,592,000	$4,652,000	$1,376,000	$1,380,000
Due in 1 to 5 years	50,173,000	51,286,000	11,046,000	11,569,000
Due in 5 to 10 years	16,908,000	17,965,000	20,519,000	22,376,000
Due after 10 years	212,067,000	224,489,000	121,315,000	127,057,000
Equity securities	1,563,000	1,508,000	-	-
	$285,303,000	$299,900,000	$154,256,000	$162,382,000

The following table summarizes the contractual maturities of investment securities at December 31, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$6,617,000	$6,773,000	$5,179,000	$5,227,000
Due in 1 to 5 years	18,792,000	19,473,000	10,085,000	10,654,000
Due in 5 to 10 years	23,219,000	24,065,000	23,027,000	24,694,000
Due after 10 years	224,653,000	234,458,000	84,370,000	90,102,000
Equity securities	1,535,000	1,433,000	-	-
	$274,816,000	$286,202,000	$122,661,000	$130,677,000

The following table summarizes the contractual maturities of investment securities at September 30, 2011:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,394,000	$4,450,000	$152,000	$153,000
Due in 1 to 5 years	11,188,000	11,748,000	14,848,000	15,415,000
Due in 5 to 10 years	34,872,000	36,698,000	22,158,000	23,608,000
Due after 10 years	263,248,000	273,454,000	92,541,000	98,051,000
Equity securities	534,000	432,000	-	-
	$314,236,000	$326,782,000	$129,699,000	$137,227,000

At September 30, 2012, securities with a fair value of $171,004,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $141,506,000 as of December 31, 2011 and $171,436,000 at September 30, 2011, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2012 and 2011:

	For the nine months ended September 30,		For the quarters ended September 30,
	2012	2011	2012	2011
Proceeds from sales of securities	$25,437,000	$75,182,000	$300,000	$6,000
Gross realized gains	2,256,000	964,000	-	7,000
Gross realized losses	(289,000)	(727,000)	-	1,000
Net gain	$1,967,000	$237,000	-	$8,000
Related income taxes	$688,000	$83,000	$-	$3,000

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income for the nine months and quarters ended September 30, 2012 and 2011.

	For the nine months ended September 30,		For the quarters ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$7,401,000	$(2,057,000)	$7,526,000	$2,198,000
Unrealized gains arising during the period	5,178,000	15,949,000	3,019,000	9,174,000
Realized gains during the period	(1,967,000)	(237,000)	-	(8,000)
Related deferred taxes	(1,124,000)	(5,500,000)	(1,057,000)	(3,209,000)
Net change	2,087,000	10,212,000	1,962,000	5,957,000
Balance at end of period	$9,488,000	$8,155,000	$9,488,000	$8,155,000

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2012, there were 20 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which seven had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
	(Estimated)	Losses	(Estimated)	Losses	(Estimated)	Losses
U.S. Treasury and agency	$1,199,000	$(21,000)	$-	$-	$1,199,000	$(21,000)
Mortgage-backed securities	12,990,000	(76,000)	3,104,000	(31,000)	16,094,000	(107,000)
State and political subdivisions	1,123,000	(22,000)	-	-	1,123,000	(22,000)
Corporate securities	-	-	-	-	-	-
Other equity securities	3,000	-	191,000	(104,000)	194,000	(104,000)
	$15,315,000	$(119,000)	$3,295,000	$(135,000)	$18,610,000	$(254,000)

As of December 31, 2011, there were 29 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 11 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of December 31, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
	(Estimated)	Losses	(Estimated)	Losses	(Estimated)	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	12,489,000	(25,000)	6,780,000	(156,000)	19,269,000	(181,000)
State and political subdivisions	1,984,000	(17,000)	1,667,000	(172,000)	3,651,000	(189,000)
Corporate securities	-	-	811,000	(287,000)	811,000	(287,000)
Other equity securities	154,000	(120,000)	34,000	(19,000)	188,000	(139,000)
	$14,627,000	$(162,000)	$9,292,000	$(634,000)	$23,919,000	$(796,000)

As of September 30, 2011, there were 29 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 12 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of September 30, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
	(Estimated)	Losses	(Estimated)	Losses	(Estimated)	Losses
U.S. Treasury and agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	11,669,000	(46,000)	6,984,000	(288,000)	18,653,000	(334,000)
State and political subdivisions	1,748,000	(21,000)	1,569,000	(251,000)	3,317,000	(272,000)
Corporate securities	-	-	779,000	(324,000)	779,000	(324,000)
Other equity securities	151,000	(119,000)	36,000	(16,000)	187,000	(135,000)
	$13,568,000	$(186,000)	$9,368,000	$(879,000)	$22,936,000	$(1,065,000)

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2012 and 2011, and December 31, 2011, the Bank's investment in FHLB stock totaled $13,412,000, $14,031,000 and $14,031,000 respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans

The following table shows the composition of the Company's loan portfolio as of September 30, 2012 and 2011 and at December 31, 2011:

	September 30, 2012		December 31, 2011		September 30, 2011
Commercial
Real estate	$256,531,000	29.5%	$255,424,000	29.5%	$257,910,000	29.7%
Construction	21,905,000	2.5%	32,574,000	3.8%	30,345,000	3.5%
Other	83,703,000	9.6%	86,982,000	10.1%	96,045,000	11.1%
Municipal	16,448,000	1.9%	16,221,000	1.9%	19,853,000	2.3%
Residential
Term	369,949,000	42.5%	341,286,000	39.5%	329,730,000	38.0%
Construction	6,528,000	0.8%	10,469,000	1.2%	12,061,000	1.4%
Home equity line of credit	100,099,000	11.5%	105,244,000	12.1%	105,891,000	12.1%
Consumer	14,708,000	1.7%	16,788,000	1.9%	16,738,000	1.9%
Total	$869,871,000	100.0%	$864,988,000	100.0%	$868,573,000	100.0%

Loan balances include net deferred loan costs of $1,694,000 as of September 30, 2012, $1,386,000 as of December 31, 2011, and $1,336,000 as of September 30, 2011. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $244,794,000 at September 30, 2012, $211,597,000 at December 31, 2011, and $190,890,000 at September 30, 2011, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $234,200,000 at September 30, 2012, $218,417,000 at December 31, 2011, and $310,230,000 at September 30, 2011, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $23,573,000 at September 30, 2012, $27,806,000 at December 31, 2011 and $20,980,000 at September 30, 2011. Loans past due 90 days or greater which are accruing interest totaled $1,787,000 at September 30, 2012, $1,170,000 at December 31, 2011 and $1,291,000 at September 30, 2011. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

Information on the past-due status of loans by class of financing receivable as of September 30, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$190,000	$102,000	$2,105,000	$2,397,000	$254,134,000	$256,531,000	$283,000
Construction	31,000	-	154,000	185,000	21,720,000	21,905,000	-
Other	448,000	248,000	1,790,000	2,486,000	81,217,000	83,703,000	-
Municipal	-	-	-	-	16,448,000	16,448,000	-
Residential
Term	1,436,000	2,536,000	9,047,000	13,019,000	356,930,000	369,949,000	1,442,000
Construction	-	-	23,000	23,000	6,505,000	6,528,000	-
Home equity line of credit	358,000	-	1,000,000	1,358,000	98,741,000	100,099,000	-
Consumer	169,000	19,000	63,000	251,000	14,457,000	14,708,000	62,000
Total	$2,632,000	$2,905,000	$14,182,000	$19,719,000	$850,152,000	$869,871,000	$1,787,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2011, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,367,000	$1,505,000	$3,992,000	$6,864,000	$248,560,000	$255,424,000	$-
Construction	-	174,000	1,603,000	1,777,000	30,797,000	32,574,000	-
Other	665,000	766,000	1,192,000	2,623,000	84,359,000	86,982,000	52,000
Municipal	-		-	-	16,221,000	16,221,000	-
Residential
Term	1,933,000	1,398,000	8,843,000	12,174,000	329,112,000	341,286,000	1,118,000
Construction	-	-	1,198,000	1,198,000	9,271,000	10,469,000	-
Home equity line of credit	480,000	-	1,134,000	1,614,000	103,630,000	105,244,000	-
Consumer	230,000	101,000	16,000	347,000	16,441,000	16,788,000	-
Total	$4,675,000	$3,944,000	$17,978,000	$26,597,000	$838,391,000	$864,988,000	$1,170,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2011, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,337,000	$341,000	$3,437,000	$5,115,000	$252,795,000	$257,910,000	$-
Construction	-	-	35,000	35,000	30,310,000	30,345,000	-
Other	820,000	155,000	802,000	1,777,000	94,268,000	96,045,000	71,000
Municipal	-	-	-	-	19,853,000	19,853,000	-
Residential
Term	1,274,000	954,000	7,945,000	10,173,000	319,557,000	329,730,000	1,213,000
Construction	-	-	396,000	396,000	11,665,000	12,061,000	-
Home equity line of credit	232,000	13,000	1,234,000	1,479,000	104,412,000	105,891,000	-
Consumer	115,000	25,000	7,000	147,000	16,591,000	16,738,000	7,000
Total	$3,778,000	$1,488,000	$13,856,000	$19,122,000	$849,451,000	$868,573,000	$1,291,000

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
Information on nonaccrual loans as of September 30, 2012 and 2011 and at December 31, 2011 is presented in the following table:

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial
Real estate	$5,200,000	$7,064,000	$6,056,000
Construction	3,546,000	2,350,000	792,000
Other	3,030,000	5,784,000	1,327,000
Municipal	-	-	-
Residential
Term	10,745,000	10,194,000	11,073,000
Construction	23,000	1,198,000	396,000
Home equity line of credit	1,028,000	1,163,000	1,234,000
Consumer	1,000	53,000	102,000
Total	$23,573,000	$27,806,000	$20,980,000

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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2012, is presented in the following table:

				For the nine months ended September 30, 2012		For the quarter ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,142,000	$10,858,000	$-	$10,238,000	$134,000	$11,257,000	$23,000
Construction	4,694,000	4,694,000	-	2,319,000	34,000	2,578,000	8,000
Other	2,362,000	2,543,000	-	2,548,000	22,000	2,223,000	6,000
Municipal	-	-	-	-	-	-	-
Residential
Term	8,414,000	8,870,000	-	9,267,000	102,000	8,477,000	31,000
Construction	23,000	272,000	-	747,000	-	481,000	-
Home equity line of credit	957,000	1,076,000	-	868,000	14,000	1,089,000	14,000
Consumer	-	-	-	4,000	-	-	-
	$26,592,000	$28,313,000	$-	$25,991,000	$306,000	$26,105,000	$82,000
With an Allowance Recorded
Commercial
Real estate	$6,179,000	$6,416,000	$1,416,000	$4,058,000	$113,000	$4,119,000	$97,000
Construction	1,951,000	1,951,000	696,000	1,613,000	61,000	2,086,000	24,000
Other	2,543,000	2,573,000	1,240,000	2,105,000	28,000	2,290,000	10,000
Municipal	-	-	-	-	-	-	-
Residential
Term	10,891,000	11,066,000	1,494,000	9,215,000	202,000	10,672,000	75,000
Construction	-	-	-	348,000	-	111,000	-
Home equity line of credit	488,000	488,000	215,000	563,000	-	558,000	-
Consumer	1,000	1,000	1,000	12,000	-	6,000	-
	$22,053,000	$22,495,000	$5,062,000	$17,914,000	$404,000	$19,842,000	$206,000
Total
Commercial
Real estate	$16,321,000	$17,274,000	$1,416,000	$14,296,000	$247,000	$15,376,000	$120,000
Construction	6,645,000	6,645,000	696,000	3,931,000	95,000	4,664,000	32,000
Other	4,905,000	5,116,000	1,240,000	4,653,000	50,000	4,513,000	16,000
Municipal	-	-	-	-	-	-	-
Residential
Term	19,305,000	19,936,000	1,494,000	18,482,000	304,000	19,149,000	106,000
Construction	23,000	272,000	-	1,095,000	-	592,000	-
Home equity line of credit	1,445,000	1,564,000	215,000	1,432,000	14,000	1,647,000	14,000
Consumer	1,000	1,000	1,000	16,000	-	6,000	-
	$48,645,000	$50,808,000	$5,062,000	$43,905,000	$710,000	$45,947,000	$288,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$-	$5,212,000	$23,000
Construction	5,172,000	5,172,000	-	1,072,000	143,000
Other	6,022,000	6,022,000	-	1,918,000	28,000
Municipal	-	-	-	-	-
Residential
Term	9,875,000	9,875,000	-	9,493,000	54,000
Construction	468,000	468,000	-	961,000	-
Home equity line of credit	739,000	739,000	-	646,000	-
Consumer	37,000	37,000	-	39,000	-
	$27,897,000	$27,897,000	$-	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	-
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	-	-	-	-	-
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	-
Home equity line of credit	424,000	424,000	91,000	272,000	-
Consumer	16,000	16,000	11,000	57,000	-
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,318,000	143,000
Other	7,042,000	7,042,000	402,000	2,600,000	47,000
Municipal	-	-	-	-	-
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	-
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	-
Consumer	53,000	53,000	11,000	96,000	-
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2011, is presented in the following table:

				For the nine months ended September 30, 2011		For the quarter ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,008,000	$5,008,000	$-	$5,268,000	$-	$5,384,000	$-
Construction	792,000	792,000	-	670,000	-	775,000	-
Other	1,295,000	1,295,000	-	1,150,000	-	1,215,000	-
Municipal	-	-	-	-	-	-	-
Residential
Term	10,104,000	10,104,000	-	9,482,000	-	10,650,000	-
Construction	314,000	314,000	-	1,203,000	-	328,000	-
Home equity line of credit	886,000	886,000	-	618,000	-	1,018,000	-
Consumer	38,000	38,000	-	40,000	-	38,000	-
	$18,437,000	$18,437,000	$-	$18,431,000	$-	$19,408,000	$-
With an Allowance Recorded
Commercial
Real estate	$2,731,000	$2,731,000	$636,000	$1,858,000	$43,000	$1,532,000	$15,000
Construction	-	-	-	151,000	-	-	-
Other	645,000	645,000	352,000	651,000	16,000	648,000	6,000
Municipal	-	-	-	-	-	-	-
Residential
Term	5,963,000	5,963,000	398,000	5,370,000	187,000	5,602,000	63,000
Construction	82,000	82,000	82,000	155,000	-	82,000	-
Home equity line of credit	348,000	348,000	95,000	247,000	-	230,000	-
Consumer	64,000	64,000	64,000	67,000	-	64,000	-
	$9,833,000	$9,833,000	$1,627,000	$8,499,000	$246,000	$8,158,000	$84,000
Total
Commercial
Real estate	$7,739,000	$7,739,000	$636,000	$7,126,000	$43,000	$6,917,000	$15,000
Construction	792,000	792,000	-	821,000	-	775,000	-
Other	1,940,000	1,940,000	352,000	1,801,000	16,000	1,863,000	6,000
Municipal	-	-	-	-	-	-	-
Residential
Term	16,067,000	16,067,000	398,000	14,852,000	187,000	16,252,000	63,000
Construction	396,000	396,000	82,000	1,358,000	-	410,000	-
Home equity line of credit	1,234,000	1,234,000	95,000	865,000	-	1,248,000	-
Consumer	102,000	102,000	64,000	107,000	-	102,000	-
	$28,270,000	$28,270,000	$1,627,000	$26,930,000	$246,000	$27,567,000	$84,000

Note 4. Allowance for Loan Losses

The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of September 30, 2012, December 31, 2011, and September 30, 2011, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,416,000	$2,479,000	$1,800,000	$-	$5,695,000
Construction	696,000	210,000	153,000	-	1,059,000
Other	1,240,000	807,000	585,000	-	2,632,000
Municipal	-	-	18,000	-	18,000
Residential
Term	1,494,000	293,000	436,000	-	2,223,000
Construction	-	5,000	9,000	-	14,000
Home equity line of credit	215,000	238,000	337,000	-	790,000
Consumer	1,000	317,000	230,000	-	548,000
Unallocated	-	-	-	1,760,000	1,760,000
	$5,062,000	$4,349,000	$3,568,000	$1,760,000	$14,739,000

As of December 31, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808,000	$2,578,000	$2,273,000	$-	$5,659,000
Construction	33,000	332,000	293,000	-	658,000
Other	402,000	883,000	778,000	-	2,063,000
Municipal	-	-	19,000	-	19,000
Residential
Term	478,000	222,000	459,000	-	1,159,000
Construction	235,000	6,000	14,000	-	255,000
Home equity line of credit	91,000	149,000	355,000	-	595,000
Consumer	11,000	331,000	242,000	-	584,000
Unallocated	-	-	-	2,008,000	2,008,000
	$2,058,000	$4,501,000	$4,433,000	$2,008,000	$13,000,000

As of September 30, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$636,000	$2,547,000	$4,273,000	$-	$7,456,000
Construction	-	300,000	504,000	-	804,000
Other	352,000	952,000	1,597,000	-	2,901,000
Municipal	-	-	19,000	-	19,000
Residential
Term	398,000	553,000	493,000	-	1,444,000
Construction	82,000	20,000	18,000	-	120,000
Home equity line of credit	95,000	130,000	349,000	-	574,000
Consumer	64,000	313,000	238,000	-	615,000
Unallocated	-	-	-	1,386,000	1,386,000
	$1,627,000	$4,815,000	$7,491,000	$1,386,000	$15,319,000

Qualitative adjustment factors are taken into consideration when determining reserve estimates. These adjustment factors are based upon our evaluation of various current conditions, including those listed below.
•	General economic conditions.
•	Credit quality trends with emphasis on loan delinquencies, nonaccrual levels and classified loans.
•	Recent loss experience in particular segments of the portfolio.
•	Loan volumes and concentrations, including changes in mix.
•	Other factors, including changes in quality of the loan origination; loan policy changes; changes in credit risk management processes; Bank regulatory and external loan review examination results.
The qualitative amount assigned to the substandard commercial loan segments was reduced at September 30, 2012 from June 30, 2012 to adjust historical loss averages for the impact of recent write downs taken on a large, atypical credit. Changes to qualitative adjustments for other major portfolio segments were not material at September 30, 2012. The unallocated component of the Allowance for Loan Losses totaled $1.8 million at September 30, 2012. This compares to $1.9 million as of June 30, 2012 and $2.0 million as of December 31, 2011. Management views these fluctuations in the unallocated portion of the Allowance for Loan Losses to be immaterial. The unallocated amount was deemed appropriate due to the following:
•
In general, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. An example of this could be a delay in receiving an updated appraisal on a troubled credit.

•
An internal analysis completed on foreclosed property found that when these properties are sold, on average, the selling price is approximately 22% below the appraised value of the property at the time of take in. The unallocated provides for uncertainty in the value of properties when in impaired loan status.

•
Watch-rated commercial loans have increased after bottoming out in late 2009 and early 2010. Additional losses may exist in this portfolio segment, yet are not identifiable at present. The unallocated portion provides some level of support for this.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 21.7% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2012. Construction loans and non-owner-occupied commercial real estate loans are at 79.0% of total capital, well under regulatory guidance of 300.0% of capital at September 30, 2012.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$20,000	$-	$279,000	$1,775,000	$2,074,000
2 Above Average	18,918,000	699,000	5,426,000	8,651,000	33,694,000
3 Satisfactory	36,580,000	643,000	13,497,000	3,523,000	54,243,000
4 Average	105,150,000	10,670,000	30,688,000	2,499,000	149,007,000
5 Watch	39,494,000	1,812,000	19,100,000	-	60,406,000
6 OAEM	21,530,000	1,227,000	3,731,000	-	26,488,000
7 Substandard	34,359,000	6,854,000	10,916,000	-	52,129,000
8 Doubtful	480,000	-	66,000	-	546,000
Total	$256,531,000	$21,905,000	$83,703,000	$16,448,000	$378,587,000

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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2011:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$28,000	$-	$351,000	$2,214,000	$2,593,000
2 Above Average	20,546,000	10,000	3,444,000	10,930,000	34,930,000
3 Satisfactory	36,693,000	1,665,000	14,408,000	3,896,000	56,662,000
4 Average	113,350,000	14,564,000	35,808,000	2,813,000	166,535,000
5 Watch	40,518,000	5,222,000	15,235,000	-	60,975,000
6 OAEM	14,964,000	4,007,000	4,522,000	-	23,493,000
7 Substandard	31,811,000	4,877,000	22,271,000	-	58,959,000
8 Doubtful	-	-	6,000	-	6,000
Total	$257,910,000	$30,345,000	$96,045,000	$19,853,000	$404,153,000

Commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectible. This determination is based on circumstances specific to a borrower including repayment ability, analysis of collateral and other factors as applicable.
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2012.

The following table presents allowance for loan losses activity by class for the nine-months and quarter ended September 30, 2012, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2012:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
For the nine months ended September 30, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	1,101,000	87,000	2,168,000	-	554,000	381,000	391,000	382,000	-	5,064,000
Recoveries	4,000	247,000	50,000	-	3,000	42,000	-	157,000	-	503,000
Provision	1,133,000	241,000	2,687,000	(1,000)	1,615,000	98,000	586,000	189,000	(248,000)	6,300,000
Ending balance	$5,695,000	$1,059,000	$2,632,000	$18,000	$2,223,000	$14,000	$790,000	$548,000	$1,760,000	$14,739,000
For the three months ended September 30, 2012
Beginning balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
Charge offs	186,000	87,000	6,000	-	179,000	263,000	342,000	106,000	-	1,169,000
Recoveries	3,000	1,000	39,000	-	1,000	42,000	-	38,000	-	124,000
Provision	314,000	(228,000)	123,000	(1,000)	814,000	177,000	323,000	13,000	(135,000)	1,400,000
Ending balance	$5,695,000	$1,059,000	$2,632,000	$18,000	$2,223,000	$14,000	$790,000	$548,000	$1,760,000	$14,739,000
Allowance for loan losses as of September 30, 2012
Ending balance specifically evaluated for impairment	$1,416,000	$696,000	$1,240,000	$-	$1,494,000	$-	$215,000	$1,000	$-	$5,062,000
Ending balance collectively evaluated for impairment	$4,279,000	$363,000	$1,392,000	$18,000	$729,000	$14,000	$575,000	$547,000	$1,760,000	$9,677,000
Related loan balances as of September 30, 2012
Ending balance	$256,531,000	$21,905,000	$83,703,000	$16,448,000	$369,949,000	$6,528,000	$100,099,000	$14,708,000	$-	$869,871,000
Ending balance specifically evaluated for impairment	$16,321,000	$6,645,000	$4,905,000	$-	$19,305,000	$23,000	$1,445,000	$1,000	$-	$48,645,000
Ending balance collectively evaluated for impairment	$240,210,000	$15,260,000	$78,798,000	$16,448,000	$350,644,000	$6,505,000	$98,654,000	$14,707,000	$-	$821,226,000

The following table presents allowance for loan loss balances by class and related loan balances by class as of December 31, 2011:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses as of December 31, 2011
Ending balance specifically evaluated for impairment	$808,000	$33,000	$402,000	$-	$478,000	$235,000	$91,000	$11,000	$-	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances as of December 31, 2011
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$-	$864,988,000
Ending balance specifically evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$-	$16,821,000	$1,198,000	$1,163,000	$53,000	$-	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$-	$822,868,000

The following table presents allowance for loan losses activity by class for the nine-months and quarter ended September 30, 2011, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2011:

	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction	Line of Credit
For the nine months ended September 30, 2011
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	835,000	-	942,000	-	1,013,000	505,000	240,000	298,000	-	3,833,000
Recoveries	8,000	-	33,000	-	5,000	-	1,000	189,000	-	236,000
Provision	3,023,000	(208,000)	1,433,000	-	1,044,000	581,000	143,000	78,000	(494,000)	5,600,000
Ending balance	$7,456,000	$804,000	$2,901,000	$19,000	$1,444,000	$120,000	$574,000	$615,000	$1,386,000	$15,319,000
For the three months ended September 30, 2011
Beginning balance	$6,927,000	$702,000	$3,323,000	$19,000	$1,356,000	$35,000	$652,000	$664,000	$1,356,000	$15,034,000
Charge offs	-	-	623,000	-	316,000	-	195,000	142,000	-	1,276,000
Recoveries	3,000	-	12,000	-	1,000	-	-	43,000	-	59,000
Provision	526,000	102,000	189,000	-	403,000	85,000	117,000	50,000	30,000	1,502,000
Ending balance	$7,456,000	$804,000	$2,901,000	$19,000	$1,444,000	$120,000	$574,000	$615,000	$1,386,000	$15,319,000
Allowance for loan losses as of September 30, 2011
Ending balance specifically evaluated for impairment	$636,000	$-	$352,000	$-	$398,000	$82,000	$95,000	$64,000	$-	$1,627,000
Ending balance collectively evaluated for impairment	$6,820,000	$804,000	$2,549,000	$19,000	$1,046,000	$38,000	$479,000	$551,000	$1,386,000	$13,692,000
Related loan balances as of September 30, 2011
Ending balance	$257,910,000	$30,345,000	$96,045,000	$19,853,000	$329,730,000	$12,061,000	$105,891,000	$16,738,000	$-	$868,573,000
Ending balance specifically evaluated for impairment	$7,739,000	$792,000	$1,940,000	$-	$16,067,000	$396,000	$1,234,000	$102,000	$-	$28,270,000
Ending balance collectively evaluated for impairment	$250,171,000	$29,553,000	$94,105,000	$19,853,000	$313,663,000	$11,665,000	$104,657,000	$16,636,000	$-	$840,303,000

Troubled Debt Restructured
A troubled debt restructured ("TDR") constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
As of September 30, 2012, the Company had 91 loans with a value of $29,349,000 that have been classified as TDRs. This compares to 59 loans with a value of $22,858,000 and 45 loans with a value of $10,467,000 classified as TDRs as of December 31, 2011 and September 30, 2011, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell. The following table shows TDRs by class and the specific reserve as of September 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$12,329,000	$823,000
Construction	2	3,099,000	696,000
Other	20	2,614,000	594,000
Municipal	-	-	-
Residential
Term	50	10,890,000	371,000
Construction	-	-	-
Home equity line of credit	1	417,000	-
Consumer	-	-	-
	91	$29,349,000	$2,484,000

As of September 30, 2012, 15 of the loans classified as TDRs with a total balance of $2,820,000 were more than 30 days past due. Of these loans, six loans with an outstanding balance of $970,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$263,000	$-
Construction	-	-	-
Other	2	55,000	22,000
Municipal	-	-	-
Residential
Term	12	2,502,000	148,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
	15	$2,820,000	$170,000

For the nine months ended September 30, 2012, 38 loans were placed on TDR status with an outstanding balance of $12,369,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the nine months ended September 30, 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	13	$6,962,000	$7,171,000	$175,000
Construction	1	1,951,000	1,951,000	696,000
Other	14	1,369,000	1,380,000	546,000
Municipal	-	-	-	-
Residential
Term	9	1,670,000	1,672,000	84,000
Construction	-	-	-	-
Home equity line of credit	1	417,000	417,000	-
Consumer	-	-	-	-
	38	$12,369,000	$12,591,000	$1,501,000

For the quarter ended September 30, 2012, 11 loans were placed on TDR status with an outstanding balance of $4,512,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in the quarter ended September 30, 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$3,150,000	$3,150,000	$29,000
Construction	-	-	-	-
Other	6	682,000	682,000	2,000
Municipal	-	-	-	-
Residential
Term	2	263,000	264,000	15,000
Construction	-	-	-	-
Home equity line of credit	1	417,000	417,000	-
Consumer	-	-	-	-
	11	$4,512,000	$4,513,000	$46,000

As of September 30, 2012, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $712,000. There were also 29 loans with an outstanding balance of $4,276,000 that were classified as TDRs and on non-accrual status, four of which, with an outstanding balance of $574,000, were in the process of foreclosure.

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
As of September 30, 2012, 19,727 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	2.3
2011	5.0	5,500	3.3
2012	3.0	2,027	2.4
2012	4.0	2,704	3.4
2012	5.0	7,996	4.4
		19,727	3.6

The compensation cost related to these restricted stock grants was $302,000 and will be recognized over the vesting terms of each grant. In the first nine months of 2012, $57,000 of expense was recognized for these restricted shares, leaving $223,000 in unrecognized expense as of September 30, 2012. In the first nine months of 2011, $17,000 of expense was recognized for restricted shares, leaving $94,000 in unrecognized expense as of September 30, 2011.
The Company established a shareholder-approved stock option plan in 1995 (the "1995 Plan"), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The option price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option's maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from the date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted.
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of September 30, 2012, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of September 30, 2012 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	51,000	$16.47
Granted in 2012	-	-
Exercised in 2012	(9,000)	$9.33		$59,000
Forfeited in 2012	-	-
Outstanding at September 30, 2012	42,000	$18.00	2.3	-
Exercisable at September 30, 2012	42,000	$18.00	2.3	-

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

Common Stock
As a consequence of the Company's issuance of securities under the U.S. Treasury's Capital Purchase Program, its ability to repurchase stock while such securities remain outstanding is restricted to purchases from employee benefit plans. In the first nine months of 2012, the Company repurchased no common stock.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2012
Net income as reported	$9,459,000
Less dividends and amortization of premium on preferred stock	543,000
Basic EPS: Income available to common shareholders	8,916,000	9,825,719	$0.91
Effect of dilutive securities: restricted stock		16,894
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,916,000	9,842,613	$0.91
For the nine months ended September 30, 2011
Net income as reported	$9,341,000
Less dividends and amortization of premium on preferred stock	1,027,000
Basic EPS: Income available to common shareholders	8,314,000	9,785,063	$0.85
Effect of dilutive securities: incentive stock options and restricted stock		10,888
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,314,000	9,795,951	$0.85

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the quarter ended September 30, 2012
Net income as reported	$3,223,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	3,042,000	9,824,568	$0.31
Effect of dilutive securities: restricted stock and warrants		22,814
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,042,000	9,847,382	$0.31
For the quarter ended September 30, 2011
Net income as reported	$3,006,000
Less dividends and amortization of premium on preferred stock	353,000
Basic EPS: Income available to common shareholders	2,653,000	9,791,550	$0.27
Effect of dilutive securities: incentive stock options and restricted stock		11,843
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,653,000	9,803,393	$0.27

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

The following table presents the number of options and warrants outstanding as of September 30, 2012 and 2011 and the amount for which the market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of September 30, 2012
Incentive stock options	42,000	-	42,000
Warrants issued to U.S. Treasury	225,904	225,904	-
Total dilutive securities	267,904	225,904	42,000
As of September 30, 2011
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 8 – Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2011. The amount for 2012 has not been established. The expense related to the 401(k) plan was $272,000 and $302,000 for the nine months ended September 30, 2012 and 2011, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $217,000 and $232,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the associated accrued liability included in other liabilities in the balance sheet was $2,022,000 compared to $1,847,000 and $1,787,000 at December 31, 2011 and September 30, 2011, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The Company utilizes FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits" to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the nine months ended September 30,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,848,000	$1,796,000
Service cost	51,000	12,000
Interest cost	84,000	87,000
Benefits paid	(102,000)	(117,000)
Benefit obligation at end of period	1,881,000	1,778,000
Funded status
Benefit obligation at end of period	(1,881,000)	(1,778,000)
Accrued benefit cost at end of period	$(1,881,000)	$(1,778,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarters ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$51,000	$12,000	$17,000	$4,000
Interest cost	84,000	87,000	28,000	29,000
Amortization of unrecognized transition obligation	21,000	21,000	7,000	7,000
Amortization of accumulated losses	8,000	15,000	2,000	5,000
Net periodic benefit cost	$164,000	$135,000	$54,000	$45,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income are as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Unamortized net actuarial loss	$(100,000)	$(100,000)	$(49,000)
Unrecognized transition obligation	(13,000)	(34,000)	(42,000)
	(113,000)	(134,000)	(91,000)
Deferred tax benefit at 35%	41,000	47,000	32,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(72,000)	$(87,000)	$(59,000)

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income for the nine months and quarters ended September 30, 2012 and 2011.

	For the nine months ended September 30,		For the quarters ended September 30,
	2012	2011	2012	2011
Unrecognized transition obligation at beginning of period	$(87,000)	$(73,000)	$(77,000)	$(63,000)
Amortization of unrecognized transition obligation	21,000	21,000	7,000	7,000
Related deferred taxes	(6,000)	(7,000)	(2,000)	(3,000)
Unrecognized transition obligation at end of period	$(72,000)	$(59,000)	$(72,000)	$(59,000)

A weighted average discount rate of 7.0% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2012 are $34,000 and the expected benefit payments for all of 2012 are $136,000. Plan expense for 2012 is estimated to be $190,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 – Goodwill and Other Intangible Assets

As of December 31, 2011, in accordance FASB ASC Topic 350 "Intangibles – Goodwill and Other," the Company completed its annual review of goodwill and determined there has been no impairment.

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking," requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2012, the prepayment assumption using the PSA model was 430, which translates into an anticipated prepayment rate of 25.80%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.89%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2012 and 2011, servicing rights capitalized totaled $250,000 and $343,000, respectively. Servicing rights capitalized for the three-month periods ended September 30, 2012 and 2011, were $169,000 and $80,000 respectively. Servicing rights amortized for the nine-month periods ended September 30, 2012 and 2011, were $487,000 and $399,000, respectively. The fair value of servicing rights was $1,129,000, $1,581,000 and $1,541,000 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Bank serviced loans for others totaling $215,741,000, $238,221,000 and $255,384,000 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2012	December 31, 2011	September 30, 2011
Mortgage servicing rights	$6,346,000	$6,099,000	$6,067,000
Accumulated amortization	(5,324,000)	(4,837,000)	(4,661,000)
Impairment reserve	(154,000)	(61,000)	(211,000)
	$868,000	$1,201,000	$1,195,000

Note 11 – Income Taxes

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

Note 12- Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at September 30, 2012 and 2011, and at December 31, 2011:

	September 30, 2012	December 31, 2011	September 30, 2011
Certificates of deposit < $100,000	$210,963,000	$216,836,000	$231,351,000
Certificates $100,000 to $250,000	247,095,000	309,841,000	336,147,000
Certificates $250,000 and over	55,358,000	22,499,000	26,587,000
	$513,416,000	$549,176,000	$594,085,000

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

The most significant instruments that the Company records at fair value include securities which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011.

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$-	$189,437,000	$-	$189,437,000
State and political subdivisions	-	108,955,000	-	108,955,000
Corporate securities	-	-	-	-
Other equity securities	-	1,508,000	-	1,508,000
Total assets	$-	$299,900,000	$-	$299,900,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$-	$198,232,000	$-	$198,232,000
State and political subdivisions	-	85,726,000	-	85,726,000
Corporate securities	-	811,000	-	811,000
Other equity securities	-	1,433,000	-	1,433,000
Total assets	$-	$286,202,000	$-	$286,202,000

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$-	$16,494,000	$-	$16,494,000
Mortgage-backed securities	-	235,038,000	-	235,038,000
State and political subdivisions	-	74,039,000	-	74,039,000
Corporate securities	-	779,000	-	779,000
Other equity securities	-	432,000	-	432,000
Total assets	$-	$326,782,000	$-	$326,782,000

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
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Mortgage servicing rights are presented at fair value. Other real estate owned is presented net of an allowance of $479,000, $436,000 and $602,000 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $5,062,000, $2,058,000 and $1,627,000 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,129,000	$-	$1,129,000
Loans held for sale	-	-	-	-
Other real estate owned	-	5,471,000	-	5,471,000
Impaired loans	-	16,991,000	-	16,991,000
Total assets	$-	$23,591,000	$-	$23,591,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,581,000	$-	$1,581,000
Loans held for sale	-	-	-	-
Other real estate owned	-	4,094,000	-	4,094,000
Impaired loans	-	12,165,000	-	12,165,000
Total assets	$-	$17,840,000	$-	$17,840,000

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,541,000	$-	$1,541,000
Loans held for sale	-	230,000	-	230,000
Other real estate owned	-	6,310,000	-	6,310,000
Impaired loans	-	8,206,000	-	8,206,000
Total assets	$-	$16,287,000	$-	$16,287,000

Fair Value of Financial Instruments

FASB ASC Topic 825 "Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The estimated fair values for financial instruments as of September 30, 2012 were as follows:

	Carrying	Estimated
	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,904,000	$14,904,000	$14,904,000	$-	$-
Interest bearing deposits in other banks	681,000	681,000	681,000	-	-
Securities available for sale	299,900,000	299,900,000	-	299,900,000	-
Securities to be held to maturity	154,256,000	162,382,000	-	162,382,000	-
Restricted equity securities	14,448,000	14,448,000	-	14,448,000	-
Loans held for sale	-	-	-	-	-
Loans (net of allowance for loan losses)
Commercial
Real estate	250,063,000	249,660,000	-	5,000,000	244,660,000
Construction	20,702,000	20,669,000	-	1,255,000	19,414,000
Other	80,714,000	81,077,000	-	1,333,000	79,744,000
Municipal	16,428,000	18,140,000	-	-	18,140,000
Residential
Term	367,425,000	381,809,000	-	9,572,000	372,237,000
Construction	6,512,000	6,496,000	-	-	6,496,000
Home equity line of credit	99,202,000	99,938,000	-	273,000	99,665,000
Consumer	14,086,000	14,511,000	-	-	14,511,000
Total loans	855,132,000	872,300,000	-	17,433,000	854,867,000
Mortgage servicing rights	868,000	1,129,000	-	1,129,000	-
Accrued interest receivable	5,425,000	5,425,000	-	5,425,000	-
Financial liabilities
Demand deposits	$89,500,000	$91,729,000	$-	$91,729,000	$-
NOW deposits	136,472,000	132,566,000	-	132,566,000	-
Money market deposits	74,805,000	67,105,000	-	67,105,000	-
Savings deposits	130,354,000	122,897,000	-	122,897,000	-
Local certificates of deposit	211,578,000	217,180,000	-	217,180,000	-
National certificates of deposit	301,838,000	306,061,000	-	306,061,000	-
Total deposits	944,547,000	937,538,000	-	937,538,000	-
Repurchase agreements	114,817,000	114,817,000	-	114,817,000	-
Federal Home Loan Bank advances	189,932,000	198,704,000	-	198,704,000	-
Total borrowed funds	304,749,000	313,521,000	-	313,521,000	-
Accrued interest payable	618,000	618,000	-	618,000	-

The estimated fair values for financial instruments as of December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011		September 30, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets
Cash and cash equivalents	$14,115,000	$14,115,000	$16,563,000	$16,563,000
Interest-bearing deposits in other banks	-	-	100,000	100,000
Securities available for sale	286,202,000	286,202,000	326,782,000	326,782,000
Securities to be held to maturity	122,661,000	130,677,000	129,699,000	137,227,000
Restricted equity securities	15,443,000	15,443,000	15,443,000	15,443,000
Loans held for sale	-	-	230,000	230,000
Loans (net of allowance for loan losses)	851,988,000	866,442,000	853,254,000	869,209,000
Mortgage servicing rights	1,201,000	1,581,000	1,195,000	1,541,000
Accrued interest receivable	4,835,000	4,835,000	5,018,000	5,018,000
Financial liabilities
Deposits	$941,333,000	$921,388,000	$1,004,894,000	$981,577,000
Borrowed funds	265,663,000	273,568,000	255,616,000	265,118,000
Accrued interest payable	734,000	734,000	702,000	702,000

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

Note 15 – Subsequent Event

On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank (Camden National). The branch represents one of 15 Maine branches Camden National acquired from Bank of America and divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans.
On the same date, the Bank completed the purchase a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and expects to open a full-service branch in this building in the first quarter of 2013.This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.
The total value of the transaction is estimated to be $6.7 million, which includes the premises and equipment for the two locations plus the premium paid for the Rockland deposits.

Note 16 – Impact of Recently Issued Accounting Standards

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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 "Intangibles – Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.
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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2012	2011	2012	2011
Net interest income as presented	$29,394	$30,953	$9,670	$10,228
Effect of tax-exempt income	2,318	1,978	792	700
Net interest income, tax equivalent	$31,712	$32,931	$10,462	$10,928

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2012	2011	2012	2011
Non-interest expense, as presented	$19,503	$19,669	$6,595	$6,934
Net interest income, as presented	29,394	30,953	9,670	10,228
Effect of tax-exempt income	2,318	1,978	792	700
Non-interest income, as presented	8,556	6,591	2,492	2,080
Effect of non-interest tax-exempt income	137	140	46	47
Net securities gains	(1,967)	(237)	-	(8)
Adjusted net interest income plus non-interest income	$38,438	$39,425	$13,000	$13,047
Non-GAAP efficiency ratio	50.74%	49.89%	50.73%	53.15%
GAAP efficiency ratio	51.39%	52.39%	54.23%	56.35%

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2012	2011	2012	2011
Average shareholders' equity as presented	$154,955	$152,513	$156,475	$149,916
Less preferred stock	(12,329)	(22,990)	(12,353)	(19,591)
Less intangible assets	(27,684)	(27,684)	(27,684)	(27,684)
Tangible average shareholders' equity	$114,942	$101,839	$116,438	$102,641

Executive Summary

Net income for the first nine months of 2012 was $9.5 million, up $118,000 or 1.3% from the same period in 2011. Earnings per common share on a fully diluted basis were $0.91 for the nine months ended September 30, 2012, up $0.06 or 7.1% from the $0.85 posted for the same period in 2011. For the quarter ended September 30, 2012, net income was $3.2 million, up $217,000 or 7.2% from the same period in 2011. Earnings per common share on a fully diluted basis were $0.31 for the quarter ended September 30, 2012, up $0.04 or 14.8% from the $0.27 posted in 2011. Compared to the previous quarter, net income was down $100,000 or 3.0% and earnings per common share on a fully diluted basis were down $0.01 or 3.1%.
These are the second-best quarterly earnings the Company has posted in the past three years. Net income in the third quarter is at the upper end of the $2.9 million to $3.3 million range that we have seen over the past ten quarters. Similar results can be seen in asset quality, such as the level of non-performing assets, which have ranged from a low of 1.87% to a high of 2.32% over the past ten quarters and ended the third quarter at 2.04% of total assets. We still see weaknesses in the economy, however, with continued low interest rates and lower net interest income. Economic weakness has resulted in higher credit losses while low interest rates have created margin compression and lower net interest income.
Net interest income on a tax-equivalent basis was down $1,219,000 or 3.7% in the first nine months of 2012 compared to the same period in 2011. Compression can be seen in our net interest margin, which dropped from 3.29% for the first nine months of 2011 to 3.16% for same period in 2012. This is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. For the quarter ended September 30, 2012, net interest income on a tax-equivalent basis declined $466,000 or 4.3% compared to the same period in 2011. Compared to the previous quarter, net interest income on a tax-equivalent basis was down $219,000 or 2.1%. The decline in net interest income was offset by increased non-interest income.
Non-interest income in the first nine months of 2012 was $2.0 million or 29.8% higher than in the first nine months of 2011. This was attributable to an increase in net securities gain. Non-interest expense was $166,000 or 0.8% lower than in the same period in 2011, with lower costs for collections and other real estate owned. For the quarter ended September 30, 2012, non-interest income increased $412,000 or 19.8% compared to the same period in 2011. This was attributable to strong mortgage origination income as well as an increase in investment management and fiduciary income. Non-interest expense was $339,000 or 4.9% lower than in the same period in 2011, with stable employee costs and lower cost for other real estate owned.
While unemployment and housing prices may be showing slight improvement, our economy is still sluggish and these two factors have the greatest impact on credit quality. Net loan chargeoffs for the nine months ended September 30, 2012, were $4.6 million or 0.70% of average loans on an annualized basis. This was up $1.0 million from net chargeoffs of $3.6 million or 0.54% of average loans on an annualized basis for the first nine months of 2011. We provisioned $6.3 million for loan losses in the first nine months of 2012, up $700,000 from the amount provisioned in the first nine months of 2011. The allowance for loan losses increased $1.7 million between December 31, 2011 and September 30, 2012, and is 1.69% of loans outstanding compared to 1.50% at year end and 1.76% a year ago. Total past-due loans were 2.27% of total loans as of September 30, 2012, well below 3.07% of total loans as of December 31, 2011, and slightly above 2.21% of total loans as of September 30, 2011.
Total assets have increased $50.4 million or 3.7% year-to-date. The loan portfolio increased $4.9 million in the first nine months of 2012 and $1.3 million from a year ago. The investment portfolio has increased $44.3 million or 10.4% year-to-date and decreased $3.3 million or 0.7% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $43.2 million or 13.8% year-to-date, and $23.3 or 7.0% over the past year, which is well above our normal seasonal pattern. Local certificates of deposit decreased $8.4 million and wholesale CDs decreased $26.4 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp. Since December 31, 2008, the
Company's total risk-based capital ratio has increased from 11.13% to 16.25%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management's view, participating in the U.S. Treasury Capital Purchase Program (the "CPP") was the right decision for The First Bancorp. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. During the quarter ended September 30, 2011, the Company repaid $12.5 million preferred stock issued by the U.S. Treasury under the CPP. After the repurchase, $12.5 million of CPP preferred stock remains outstanding.
The Company's operating ratios remain good, with a return on average tangible common equity of 10.36% for the nine months ended September 30, 2012 compared to 10.92% for the same period in 2011. Based upon June 30, 2012 data, our return on average tangible equity was in the top 58% of all banks in the UBPR peer group, which had an average return on equity of 9.08%. Our efficiency ratio continues to be an important component in our overall performance; and, was up slightly to 50.74% for the first nine months of 2012 compared to 49.89% for the same period in 2011. As of June 30, 2012, the average efficiency ratio for our UBPR peer group was 65.79%, which put us in the top 11% of all banks in the UBPR peer group.
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank (Camden National). The branch represents one of 15 Maine branches Camden National acquired from Bank of America and divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans.
On the same date, the Bank completed the purchase a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and expects to open a full-service branch in this building in the first quarter of 2013.This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.
The total value of the transaction is estimated to be $6.7 million, which includes the premises and equipment for the two locations plus the premium paid for the Rockland deposits.

Net Interest Income

Total interest income of $39.1 million for the nine months ended September 30, 2012, was a decrease of $3.0 million or 7.2% compared to total interest income of $42.1 for the same period of 2011. Total interest expense of $9.7 million for the first nine months of 2012 is a $1.5 million or 13.0% decrease from total interest expense of $11.2 million for the first nine months of 2011. As a result, net interest income decreased 5.0% or $1.5 million to $29.4 million for the nine months ended September 30, 2012, from the $31.0 million reported for the same period in 2011. The Company's net interest margin on a tax-equivalent basis decreased from 3.29% in the first nine months of 2011 to 3.16% for the nine months ended September 30, 2012. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $4.3 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively.
Total interest income of $12.9 million for the quarter ended September 30, 2012 is a 7.2% decrease from total interest income of $13.9 million in the comparable period of 2011. Total interest expense of $3.2 million for the quarter ended September 30, 2012 is a 12.2% decrease from total interest expense of $3.7 million for the comparable period of 2011. As a result, net interest income decreased 5.5% or $558,000 to $9.7 million for the quarter ended September 30, 2012, from the $10.2 million reported for the same period in 2011. The Company's net interest margin on a tax-equivalent basis decreased from 3.24% for the quarter ended September 30, 2011 to 3.12% for the quarter ended September 30, 2012. Tax-exempt interest income amounted to $1.5 million and $1.3 million for the quarters ended September 30, 2012 and 2011, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2012 and 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

	For the nine months ended
	September 30, 2012		September 30, 2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$3	0.23%	$-	0.40%
Investments	13,180	3.82%	13,749	4.09%
Loans held for sale	8	3.46%	25	3.99%
Loans	28,258	4.31%	30,350	4.56%
Total interest-earning assets	41,449	4.14%	44,124	4.41%
Interest-bearing liabilities
Deposits	6,370	0.93%	7,478	1.05%
Other borrowings	3,367	1.76%	3,715	2.09%
Total interest-bearing liabilities	9,737	1.11%	11,193	1.26%
Net interest income	$31,712		$32,931
Interest rate spread		3.03%		3.15%
Net interest margin		3.16%		3.29%

	For the quarters ended
	September 30, 2012		September 30, 2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.29%	$-	0.40%
Investments	4,351	3.78%	4,539	3.94%
Loans held for sale	4	3.51%	5	4.79%
Loans	9,327	4.24%	10,054	4.54%
Total interest-earning assets	13,684	4.08%	14,598	4.33%
Interest-bearing liabilities
Deposits	2,073	0.92%	2,397	1.02%
Other borrowings	1,149	1.74%	1,273	2.04%
Total interest-bearing liabilities	3,222	1.11%	3,670	1.23%
Net interest income	$10,462		$10,928
Interest rate spread		2.97%		3.10%
Net interest margin		3.12%		3.24%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2012 compared to 2011. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2012 and 2011.

For the nine months ended September 30, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$5	$-	$(2)	$3
Investment securities	370	(914)	(25)	(569)
Loans held for sale	(16)	(3)	2	(17)
Loans	(470)	(1,648)	26	(2,092)
Total interest income	(111)	(2,565)	1	(2,675)
Interest expense
Deposits	(270)	(870)	32	(1,108)
Other borrowings	283	(587)	(44)	(348)
Total interest expense	13	(1,457)	(12)	(1,456)
Change in net interest income	$(124)	$(1,108)	$13	$(1,219)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarters ended September 30, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$4	$-	$(2)	$2
Investment securities	1	(189)	-	(188)
Loans held for sale	1	(1)	(1)	(1)
Loans	(57)	(675)	5	(727)
Total interest income	(51)	(865)	2	(914)
Interest expense
Deposits	(103)	(231)	10	(324)
Other borrowings	81	(192)	(13)	(124)
Total interest expense	(22)	(423)	(3)	(448)
Change in net interest income	$(29)	$(442)	$5	$(466)

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the nine-month periods and quarters ended September 30, 2012 and 2011.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Assets
Cash and cash equivalents	$13,748	$18,815	$15,797	$25,656
Time deposits in other banks	1,727	100	2,707	100
Securities available for sale	310,137	320,630	306,229	319,397
Securities to be held to maturity	136,364	113,218	136,751	122,449
Restricted equity securities, at cost	14,780	15,443	14,448	15,443
Loans held for sale (fair value approximates cost)	309	838	454	414
Loans	875,208	888,971	874,639	879,496
Allowance for loan losses	(13,635)	(14,504)	(14,588)	(15,142)
Net loans	861,573	874,467	860,051	864,354
Accrued interest receivable	5,174	5,406	5,084	5,239
Premises and equipment	18,656	18,584	18,451	18,306
Other real estate owned	4,605	5,768	4,954	6,491
Goodwill	27,684	27,684	27,684	27,684
Other assets	26,630	28,103	26,893	27,810
Total Assets	$1,421,387	$1,429,056	$1,419,503	$1,433,343

Liabilities & Shareholders' Equity
Demand deposits	$76,953	$74,814	$87,001	$86,323
NOW deposits	124,570	122,132	130,926	124,496
Money market deposits	75,156	73,001	73,134	74,113
Savings deposits	120,508	107,885	126,031	112,632
Certificates of deposit	597,767	649,312	566,039	625,194
Total deposits	994,954	1,027,144	983,131	1,022,758
Borrowed funds – short term	115,811	135,451	123,021	127,348
Borrowed funds – long term	140,157	102,376	140,157	120,164
Dividends payable	933	987	905	1,000
Other liabilities	14,577	10,585	15,814	12,157
Total Liabilities	1,266,432	1,276,543	1,263,028	1,283,427
Shareholders' Equity:
Preferred stock	12,329	22,990	12,353	19,591
Common stock	98	98	98	98
Additional paid-in capital	46,073	45,611	46,173	45,687
Retained earnings	87,982	82,553	89,128	80,113
Net unrealized gain on securities available-for-sale	8,552	1,326	8,797	4,487
Net unrealized loss on postretirement benefit costs	(79)	(65)	(74)	(60)
Total Shareholders' Equity	154,955	152,513	156,475	149,916
Total Liabilities & Shareholders' Equity	$1,421,387	$1,429,056	$1,419,503	$1,433,343

Non-Interest Income

Non-interest income of $8.6 million for the nine months ended September 30, 2012, is an increase of $2.0 million compared to the same period in 2011. This increase was attributable to an increase in net securities gains. Non-interest income was $2.5 million for the quarter ended September 30, 2012, an increase of 19.8% from the $2.1 million reported for the quarter ended September 30, 2011. This increase was attributable to an increase in mortgage origination income resulting from higher levels of mortgage refinancing as well as an increase in investment management and fiduciary income.

Non-Interest Expense

Non-interest expense of $19.5 million for the nine months ended September 30, 2012 is a decrease of 0.8% or $166,000 compared to non-interest expense of $19.7 million for the same period in 2011. This decrease was attributable to lower costs for other real estate owned. Non-interest expense of $6.6 million for the quarter ended September 30, 2012 is a decrease of 4.9% compared to non-interest expense of $6.9 million for the same period in 2011. The Company's efficiency ratio was up slightly to 50.74% for the first nine months of 2012 compared 49.89% for the same period in 2011.

Income Taxes

Income taxes on operating earnings were $2.7 million for the nine months ended September 30, 2012, down $246,000 from the same period in 2011. This is in line with the decrease in the Company's level of income before taxes and a higher level of tax-exempt income.
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

Investments

The Company's investment portfolio increased by $44.3 million or 10.4% between December 31, 2011, and September 30, 2012. The growth in the portfolio in the nine months of 2012 was primarily in GNMA mortgage-backed securities and U.S. Agency securities, which are fully backed by the U.S. Government and carry no credit risk. As of September 30, 2012, mortgage-backed securities had a carrying value of $233.7 million and a fair value of $237.1 million. Of this total, securities with a fair value of $212.9 million or 89.6% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $4.6 million or 10.4% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2012 and 2011 and December 31, 2011.

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Securities available for sale
U.S. Treasury and agency	$-	$-	$16,494
Mortgage-backed securities	189,437	198,232	235,038
State and political subdivisions	108,955	85,726	74,039
Corporate securities	-	811	779
Other equity securities	1,508	1,433	432
	$299,900	$286,202	$326,782
Securities to be held to maturity
U.S. Treasury and agency	$65,859	$19,390	$20,998
Mortgage-backed securities	44,236	56,800	61,048
State and political subdivisions	43,861	46,171	47,353
Corporate securities	300	300	300
	$154,256	$122,661	$129,699
Restricted equity securities
Federal Home Loan Bank Stock	$13,412	$14,031	$14,031
Federal Reserve Bank Stock	1,036	1,412	1,412
	$14,448	$15,443	$15,443
Total securities	$468,604	$424,306	$471,924

The following table sets forth yields and expected maturities of the Company's investment securities as of September 30, 2012. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Agency
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	65,859	3.30%
Total	-	0.00%	65,859	3.30%
Mortgage-Backed Securities
Due in 1 year or less	3,634	22.48%	6	3.92%
Due in 1 to 5 years	49,504	2.65%	5,814	3.30%
Due in 5 to 10 years	16,813	3.21%	5,436	3.99%
Due after 10 years	119,486	2.73%	32,980	4.53%
Total	189,437	3.13%	44,236	4.30%
State & Political Subdivisions
Due in 1 year or less	1,018	6.90%	1,370	6.22%
Due in 1 to 5 years	1,782	6.90%	4,932	6.55%
Due in 5 to 10 years	1,152	6.17%	15,083	6.30%
Due after 10 years	105,003	5.85%	22,476	6.27%
Total	108,955	5.88%	43,861	6.31%
Corporate Securities
Due in 1 year or less	-	0.00%	-	0.00%
Due in 1 to 5 years	-	0.00%	300	1.25%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	-	0.00%
Total	-	0.00%	300	1.25%
Equity Securities	1,508	1.73%	-	0.00%
	$299,900	4.12%	$154,256	4.44%

Impaired Securities

The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2012 amounted to $0.3 million, or 0.08% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount was $0.8 million, or 0.19% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2012, the Company had temporarily impaired securities with a fair value of $18.6 million and unrealized losses of $0.3 million, as identified in the table below. This was down from December 31, 2011 as a result of a decrease in interest rates and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $3.3 million as of September 30, 2012, compared with $9.3 million at December 31, 2011. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency	$1,199	$(21)	$-	$-	$1,199	$(21)
Mortgage-backed securities	12,990	(76)	3,104	(31)	16,094	(107)
State and political subdivisions	1,123	(22)	-	-	1,123	(22)
Corporate securities	-	-	-	-	-	-
Other equity securities	3	-	191	(104)	194	(104)
	$15,315	$(119)	$3,295	$(135)	$18,610	$(254)

The following information was considered in determining securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2012 there were $21,000 of unrealized losses on these securities compared to no unrealized losses as of December 31, 2011,. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2012, there were $107,000 of unrealized losses on these securities compared with $181,000 at December 31, 2011. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2012 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of September 30, 2012, the total unrealized losses on municipal securities amounted to $22,000, compared with $189,000 at December 31, 2011. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At September 30, 2012, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2012 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2012, compared with $287,000 at December 31, 2011. Corporate securities are dependent on the operating performance of the issuers.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2012 and December 31, 2011, the Bank's investment in FHLB stock totaled $13.4 million and $14.0 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. There were no loans held for sale at September 30, 2012 and December 31, 2011 compared to $230,000 at September 30, 2011. No recourse obligations have been incurred in connection with the sale of loans.

Loans

The loan portfolio increased during the first nine months of 2012, with total loans at $869.9 million at September 30, 2012, up $4.9 million or 0.6% from total loans of $865.0 million at December 31, 2011. Commercial loans decreased $12.8 million or 3.4% between December 31, 2011 and September 30, 2012, municipal loans increased by $227,000 or 1.4% and residential term loans increased $28.7 million or 8.4%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 21.7% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 79.0% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are also comprised of two classes, term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term time notes to individuals.

The following table summarizes the loan portfolio, by class, at September 30, 2012 and 2011 and December 31, 2011.

Dollars in thousands	September 30, 2012		December 31, 2011		September 30, 2011
Commercial
Real estate	$256,531	29.5%	$255,424	29.5%	$257,910	29.7%
Construction	21,905	2.5%	32,574	3.8%	30,345	3.5%
Other	83,703	9.6%	86,982	10.1%	96,045	11.1%
Municipal	16,448	1.9%	16,221	1.9%	19,853	2.3%
Residential
Term	369,949	42.5%	341,286	39.5%	329,730	38.0%
Construction	6,528	0.8%	10,469	1.2%	12,061	1.4%
Home equity line of credit	100,099	11.5%	105,244	12.1%	105,891	12.1%
Consumer	14,708	1.7%	16,788	1.9%	16,738	1.9%
Total loans	$869,871	100.0%	$864,988	100.0%	$868,573	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2012.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$6,213	$23,511	$18,477	$208,330	$256,531
Construction	7,091	2,238	25	12,551	21,905
Other	12,598	18,827	20,756	31,522	83,703
Municipal	1,136	3,814	5,704	5,794	16,448
Residential
Term	1,096	12,314	20,038	336,501	369,949
Construction	2,454	642	-	3,432	6,528
Home equity line of credit	1,281	293	803	97,722	100,099
Consumer	5,919	5,872	877	2,040	14,708
Total loans	$37,788	$67,511	$66,680	$697,892	$869,871

The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2012.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$40,655	4.7%	$215,876	24.8%	$256,531	29.5%
Construction	416	0.0%	21,489	2.5%	21,905	2.5%
Other	29,740	3.4%	53,963	6.2%	83,703	9.6%
Municipal	13,429	1.6%	3,019	0.3%	16,448	1.9%
Residential
Term	179,132	20.6%	190,817	21.9%	369,949	42.5%
Construction	3,882	0.4%	2,646	0.4%	6,528	0.8%
Home equity line of credit	1,930	0.2%	98,169	11.3%	100,099	11.5%
Consumer	11,734	1.3%	2,974	0.4%	14,708	1.7%
Total loans	$280,918	32.2%	$588,953	67.8%	$869,871	100.0%

Loan Concentrations

As of September 30, 2012, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed by an allocation process whereby specific reserve allocations are made against certain adversely classified loans, and general reserve allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, are considered by Management in determining the appropriateness of the allowance for loan losses.
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

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2012, impaired loans with specific reserves totaled $22.1 and the amount of such reserves was $5.1 million. This compares to impaired loans with specific reserves of $14.2 million at December 31, 2011 and the amount of such reserves was $2.1 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2012 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2012 and 2011 and December 31, 2011. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2012		December 31, 2011		September 30, 2011
Commercial
Real estate	$5,695	29.5%	$5,659	29.5%	$7,456	29.7%
Construction	1,059	2.5%	658	3.8%	804	3.5%
Other	2,632	9.6%	2,063	10.1%	2,901	11.1%
Municipal	18	1.9%	19	1.9%	19	2.3%
Residential
Term	2,223	42.5%	1,159	39.5%	1,444	38.0%
Construction	14	0.8%	255	1.2%	120	1.4%
Home equity line of credit	790	11.5%	595	12.1%	574	12.1%
Consumer	548	1.7%	584	1.9%	615	1.9%
Unallocated	1,760	0.0%	2,008	0.0%	1,386	0.0%
Total	$14,739	100.0%	$13,000	100.0%	$15,319	100.0%

The allowance for loan losses totaled $14.7 million at September 30, 2012, compared to $13.0 million and $15.3 million as of December 31, 2011 and September 30, 2011, respectively. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $3.0 million in the first nine months of 2012 from $2.1 million at December 31, 2011 to $5.1 million at September 30, 2012. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $152,000 in the first nine months of 2012. This was attributable to higher loss factors in the past two years, which results in higher reserves applied to these pools. The portion of the reserve based on qualitative factors decreased by $865,000 during 2012 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $248,000 decrease in unallocated reserves in the first nine months of 2012 from $2.0 million at December 31, 2011 to $1.8 million at September 30, 2012.
A breakdown of the allowance for loan losses as of September 30, 2012, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,416	$2,479	$1,800	$-	$5,695
Construction	696	210	153	-	1,059
Other	1,240	807	585	-	2,632
Municipal	-	-	18	-	18
Residential
Term	1,494	293	436	-	2,223
Construction	-	5	9	-	14
Home equity line of credit	215	238	337	-	790
Consumer	1	317	230	-	548
Unallocated	-	-	-	1,760	1,760
	$5,062	$4,349	$3,568	$1,760	$14,739

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $6.3 million for the first nine months of 2012, an increase of $700,000 from the nine months of 2011. Net chargeoffs were $4.6 million in the first nine months of 2012 compared to net chargeoffs of $3.6 million in the first nine months of 2011. Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2011 to 1.69% as of September 30, 2012, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.
The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011:

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Balance at beginning of year	$13,000	$13,316	$13,316
Loans charged off:
Commercial
Real estate	1,101	1,619	835
Construction	87	346	-
Other	2,168	6,492	942
Municipal	-	-	-
Residential
Term	554	1,421	1,013
Construction	381	505	505
Home equity line of credit	391	415	240
Consumer	382	381	298
Total	5,064	11,179	3,833
Recoveries on loans previously charged off
Commercial
Real estate	4	23	8
Construction	247	-	-
Other	50	60	33
Municipal	-	-	-
Residential
Term	3	7	5
Construction	42	-	-
Home equity line of credit	-	1	1
Consumer	157	222	189
Total	503	313	236
Net loans charged off	4,561	10,866	3,597
Provision for loan losses	6,300	10,550	5,600
Balance at end of period	$14,739	$13,000	$15,319
Ratio of net loans charged off to average loans outstanding[1]	0.70%	1.23%	0.54%
Ratio of allowance for loan losses to total loans outstanding	1.69%	1.50%	1.76%
1 Ratios for September 2012 and 2011 have been annualized on a 366-day basis and 365-day basis, respectively.

Management believes the allowance for loan losses is appropriate as of September 30, 2012. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.71% at September 30, 2012 compared to 3.21% at December 31, 2011 and 2.42% at September 30, 2011. The following table shows the distribution of nonperforming loans by class as of September 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Commercial
Real estate	$5,483	$7,064	$6,056
Construction	3,546	2,350	792
Other	3,030	5,836	1,398
Municipal	-	-	-
Residential
Term	12,187	11,312	12,286
Construction	23	1,198	396
Home equity line of credit	1,028	1,163	1,234
Consumer	63	53	109
Non-performing loans plus loans 90 or more days past due and still accruing interest	$25,360	$28,976	$22,271
Non-performing loans included in above total	$23,573	$27,806	$20,980

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of September 30, 2012, loans 90 or more days past due and still accruing interest totaled $1.8 million, compared to $1.2 million and $1.3 million at December 31, 2011 and September 30, 2011, respectively.

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
As of September 30, 2012 we had 91 loans with a value of $29.3 million that have been restructured. This compares to 45 loans with a value of $10.5 million classified as TDRs as of September 30, 2011. As of September 30, 2012, Management is aware of four loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $712,000. There were also 29 loans with an outstanding balance of $4.3 million that were classified as TDRs and on non-accrual status four of which, with an outstanding balance of $574,000, were in the process of foreclosure.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $48.6 million at September 30, 2012, and have increased $6.5 million from December 31, 2011. The number of loans increased by 21 from 211 to 232 during the same period. Impaired commercial loans increased $5.0 million from December 31, 2011 to September 30, 2012. The specific allowance for impaired commercial loans increased from $1.2 million at December 31, 2011 to $3.4 as of September 30, 2012, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2011 to September 30, 2012, impaired residential loans increased $1.3 million, impaired home equity lines of credit increased $282,000, and impaired consumer loans decreased $52,000.
The following table sets forth impaired loans as of September 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Commercial
Real estate	$16,321	$10,141	$7,739
Construction	6,645	5,702	792
Other	4,905	7,042	1,940
Municipal	-	-	-
Residential
Term	19,305	16,821	16,067
Construction	23	1,198	396
Home equity line of credit	1,445	1,163	1,234
Consumer	1	53	102
Total	$48,645	$42,120	$28,270

Past Due Loans

The Bank's overall loan delinquency ratio was 2.27% at September 30, 2012, versus 3.07% at December 31, 2011 and 2.21% at September 30, 2011. Loans 90 days delinquent and accruing increased from $1.2 million at December 31, 2011 to $1.8 million as of September 30, 2012. The total at September 30, 2012, is made up of nine loans, with the largest loan totaling $1.1 million. We expect to collect all amounts due on these loans, plus any accrued interest. The following table sets forth loan delinquencies as of September 30, 2012 and 2011 and December 31, 2011:

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Commercial
Real estate	$2,397	$6,864	$5,115
Construction	185	1,777	35
Other	2,486	2,623	1,777
Municipal	-	-	-
Residential
Term	13,019	12,174	10,173
Construction	23	1,198	396
Home equity line of credit	1,358	1,614	1,479
Consumer	251	347	147
Total	$19,719	$26,597	$19,122
Loans 30-89 days past due to total loans	0.64%	1.00%	0.61%
Loans 90+ days past due and accruing to total loans	0.21%	0.14%	0.15%
Loans 90+ days past due on non-accrual to total loans	1.42%	1.93%	1.45%
Total past due loans to total loans	2.27%	3.07%	2.21%

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2012, there were 8 potential problem loans with a balance of $1.1 million or 0.1% of total loans. This compares to 28 loans with a balance of $4.7 million or 0.5% of total loans at December 31, 2011.
As of September 30, 2012, there were 39 loans in the process of foreclosure with a total balance of $6.2 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2012, there were 27 properties owned with a net OREO balance of $5.5 million, net of an allowance for losses of $0.5 million, compared to December 31, 2011 when there were 16 properties owned with a net OREO balance of $4.1 million, net of an allowance for losses of $0.4 million and September 30, 2011 when there were 21 properties owned with a net OREO balance of $6.3 million, net of an allowance for losses of $0.6 million.
The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2012	December 31, 2011	September 30, 2011
Carrying Value
Commercial
Real estate	$-	$-	$-
Construction	869	59	59
Other	2,742	1,504	2,747
Municipal	-	-	-
Residential
Term	2,339	2,967	4,106
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,950	$4,530	$6,912
Related Allowance
Commercial
Real estate	$-	$-	$-
Construction	-	-	-
Other	309	127	142
Municipal	-	-	-
Residential
Term	170	309	460
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$479	$436	$602
Net Value
Commercial
Real estate	$-	$-	$-
Construction	869	59	59
Other	2,433	1,377	2,605
Municipal	-	-	-
Residential
Term	2,169	2,658	3,646
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
Total	$5,471	$4,094	$6,310

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

Liquidity Management

As of September 30, 2012, the Bank had primary sources of liquidity of $281.9 million. It is Management's opinion this is adequate. The Bank has an additional $297.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 70.4% of total average assets in the first nine months of 2012. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During the first nine months of 2012, total deposits increased by $3.2 million or 0.3% from December 31, 2011 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $43.2 million or 13.8% in the first nine months of 2012, money market deposits decreased $4.2 million or 5.3%, and certificates of deposit decreased $35.8 million or 6.5%. Between September 30, 2011 and September 30, 2012, total deposits decreased by $60.3 million or 6.0%. Low-cost deposits increased by $23.3 million or 7.0%, money market accounts decreased $2.9 million or 3.8%, and certificates of deposit decreased $80.7 million or 13.6%. The majority of the change in certificates of deposit, both year-to-date and year-over-year, was the result from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits year-over-year is higher than the usual seasonal flow we experience each year in our marketplace.

Borrowed Funds

The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. It may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2012, borrowed funds increased $39.1 million or 14.7% from December 31, 2011. Between September 30, 2011 and September 30, 2012, borrowed funds increased by $49.1 million or 19.2%. This increase was due to the shift in funding mentioned above.

Shareholders' Equity

Shareholders' equity as of September 30, 2012 was $156.6 million, compared to $150.9 million as of December 31, 2011 and $150.5 million as of September 30, 2011. The Company's earnings in the first nine months of 2012, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", increased by $2.1 million from December 31, 2011.
A cash dividend of 19.5 cents per share was declared in the third quarter of 2012, equal to the dividend declared in each of the past sixteen quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 64.29% for the first nine months of 2012 compared to 68.82% for the same period in 2011. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2012 is this year's net income plus $7.0 million.
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
Regulatory leverage capital ratios for the Company were 8.60% and 8.32% at September 30, 2012 and December 31, 2011, respectively. The Company had a tier one risk-based capital ratio of 15.00% and a tier two risk-based capital ratio of 16.25% at September 30, 2012, compared to 14.40% and 15.66%, respectively, at December 31, 2011. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations

The following table sets forth the contractual obligations of the Company as of September 30, 2012:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$304,749	$164,592	$40,000	$60,000	$40,157
Operating leases	496	34	157	136	169
Certificates of deposit	513,416	292,598	188,494	32,324	-
Total	$818,661	$457,224	$228,651	$92,460	$40,326
Total loan commitments and unused lines of credit	$109,226	$109,226	$-	$-	$-

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2012 was +17.44% of total assets compared to +1.55% of total assets at December 31, 2011. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2012, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$34,057	$120,713	$135,011	$149,778
Federal Home Loan Bank and Federal Reserve Bank Stock	13,412	-	-	1,036
Loans held for sale	-	-	-	-
Loans	443,940	157,325	213,463	55,143
Other interest-earning assets	-	10,435	-	-
Non-rate-sensitive assets	9,175	-	-	79,828
Total assets	500,584	288,473	348,474	285,785
Interest-bearing deposits	239,554	129,077	220,953	265,463
Borrowed funds	164,592	-	100,000	40,157
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	223,570
Total liabilities and equity	406,046	134,777	353,303	529,190
Period gap	$94,538	$153,696	$(4,829)	$(243,405)
Percent of total assets	6.64%	10.80%	-0.34%	-17.10%
Cumulative gap (current)	$94,538	$248,234	$243,405	$-
Percent of total assets	6.64%	17.44%	17.10%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.09% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 1.05% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 7.10% in a falling-rate scenario, and higher than that earned in a stable rate environment by 0.62% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2012 and December 31, 2011 is presented in the following table:

Changes in Net Interest Income	September 30, 2012	December 31, 2011
Year 1
Projected change if rates decrease by 1.0%	-1.09%	-0.80%
Projected change if rates increase by 2.0%	1.05%	-0.40%
Year 2
Projected change if rates decrease by 1.0%	-7.10%	-7.60%
Projected change if rates increase by 2.0%	0.62%	-1.00%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2012, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2012, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next ten-to-twelve quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2012, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed under item 5.03 on October 31, 2012).
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
Exhibit 10.5 Purchase and Assumption Agreement between the Bank and Camden National Bank for the purchase of a bank branch, loans and deposits at 63 Union Street in Rockland, Maine, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012.
Exhibit 10.6 Purchase and Sale Agreement between the Bank and Camden National Bank for the purchase of a bank building at 145 Exchange Street in Bangor, Maine, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012.
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

Date: November 9, 2012

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 9, 2012