Form 10-K
period 2012-12-31
First Bancorp, Inc /ME/
filed 2013-03-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2012

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
Common Stock: $150,599,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2013

Common Stock: 9,892,466 shares

ITEM 1. Discussion of Business

The First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maine on January 15, 1985, for the purpose of becoming the parent holding company of The First National Bank of Damariscotta, which was chartered as a national bank under the laws of the United States on May 30, 1864. At the Company's Annual Meeting of Shareholders on April 30, 2008, the Company's name was changed from First National Lincoln Corporation to The First Bancorp, Inc. On January 14, 2005, the acquisition of FNB Bankshares ("FNB") of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and since January 31, 2005, the combined banks have operated under a new name: The First, N.A. (the "Bank").
    On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank (Camden National). The branch represents one of 15 Maine branches Camden National acquired from Bank of America and divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013.This Bangor location offers an excellent opportunity to enter the expanding Eastern Maine market. The total value of the transaction was $6.6 million, which includes the premises and equipment for the two locations, the premium paid for the Rockland deposits, a small amount of loans, plus core deposit intangible and goodwill.
As of December 31, 2012, the Company's securities consisted of one class of common stock, one class of preferred stock, and warrants to purchase common stock. At that date, there were 9,859,914 shares of common stock outstanding. In addition, there were 12,500 shares of cumulative perpetual preferred stock outstanding with a preference value of $1,000 per share, all of which were issued to the U.S. Treasury under its Capital Purchase Program (the "CPP Shares"). Incident to the issuance of the CPP Shares, the Company issued to the U.S. Treasury warrants to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (the "Warrants"). The CPP Shares and the Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the U.S. Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities.
The common stock and preferred stock of the Bank are the principal assets of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock of which 120,000 shares, par value $2.50 per share, are authorized and outstanding, and one class of non-cumulative perpetual preferred stock, $1,000 preference value, of which 12,500 shares are authorized and outstanding. All of the Bank's common stock and preferred stock is owned by the Company.
The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts, consumer and commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area is seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is predictable and has not had a materially adverse effect on the Bank.
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

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and is required to file with the Federal Reserve Board an annual report and other information required pursuant to the Act. The Company is subject to examination by the Federal Reserve Board. Virtually all of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 17 to the accompanying financial statements. The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC") and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

General
As a financial holding company, the Company is subject to regulation under the Act and to inspection, examination and supervision by its primary regulator, the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (the "SEC"). As a company with securities listed on the NASDAQ, the Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination primarily by the OCC and is subject to regulations of the Federal Deposit Insurance Corporation (the "FDIC").

Bank Holding Company Activities
As a bank holding company ("BHC") that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. "Complementary activities" are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
FRB approval is not generally required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") also does not allow us to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.
Because we are a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (the "CRA"), of less than satisfactory, the Bank and/or the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In addition, if the FRB finds that the Bank is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
Under the Riegle-Neal Interstate Banking and Branching Act (the "Riegle-Neal" Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states.
In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and the risk to the stability of the United States banking system.
The Company is a legal entity separate and distinct from the Bank. A primary source of funds to pay dividends on our common and preferred stock is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value from a subsidiary to the Company and any nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured by qualifying collateral. A bank's transactions with its nonbank affiliates are also generally required to be on arm's-length terms.
The FRB has a policy that a BHC is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the BHC may not have the resources to provide the support. The OCC may order an assessment of the BHC if the capital of one of its national bank subsidiaries were to become impaired. If the BHC failed to pay the assessment within three months, the OCC could order the sale of the BHC's holdings of stock in the national bank to cover the deficiency.
In the event of the "liquidation or other resolution" of an insured depository institution, the claims of deposits payable in the United States (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured U.S. depositors, along with claims of the FDIC, will have priority in payment ahead of unsecured creditors, including the BHC, and depositors whose deposits are solely payable at such insured depository institution's non-U.S. offices.

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, will result in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of rulemakings required by the Dodd-Frank Act have either not yet been proposed or have not been finalized. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. Until the remaining provisions of the December 2011 FRB proposal are finalized, we are unable to fully estimate their impact on the Company, but we expect the final rules may significantly increase our compliance and regulatory requirements.
Federal regulatory agencies issued numerous other rulemakings in 2011 and 2012 to implement various other requirements of the Dodd-Frank Act, but many of these other proposed rules remain open for comment. Agencies have proposed rules establishing a comprehensive framework for the regulation of derivatives, restricting banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the "Volcker Rule"), and requiring sponsors of asset-backed securities ("ABS") to retain an ownership stake in the ABS. In November 2012, the Financial Stability Oversight Council proposed new regulations for addressing perceived risks that money market mutual funds may pose to the financial stability of the United States. Once final recommendations are issued, the SEC is required to adopt the recommendations or explain its reasons for not implementing the recommendations. Although we have analyzed these and other proposed rules, the absence of final rules and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts of the proposals.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB, which has now been in operation for over a year, has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB's rulemakings were issued in January 2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2013, we expect the CFPB to focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products.

Customer Information Security
The FDIC, the OCC and other bank regulatory agencies have published guidelines (the "Guidelines") establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Graham-Leach-Bliley Act (the "GLBA"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

The Bank Secrecy Act
The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. The Bank has established an anti-money laundering program to comply with the BSA requirements.

The Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 ("SOX") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. SOX's principal provisions, many of which have been implemented through regulations released and policies and rules adopted by the securities exchanges in 2003 and 2004, provide for and include, among other things:
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

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;
•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
•	Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC and if not, why not;
•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
•
A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K in the event of a change or waiver of such code; and
•	A range of enhanced penalties for fraud and other violations.
The Company complies with the provisions of SOX and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not expect that such compliance has to date had, or will in the future have, a material impact on the Company's results of operations or financial condition.

Capital Requirements
The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by BHCs. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or BHC will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal regulations require federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See "Prompt Corrective Action" below.

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

Risk-Based Capital Requirements
OCC regulations also require national banks to maintain minimum capital levels as a percentage of a bank's risk-adjusted assets. A bank's qualifying total capital ("Total Capital") for this purpose may include two components: "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, and (subject to certain limitations) mortgage servicing rights and purchased credit card relationships, less all other intangible assets (primarily goodwill). Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for loan losses, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.
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
On December 31, 2012, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 16.05% and 14.80%, respectively, and its Leverage Capital Ratio was 8.46%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines would:
•	raise the quality of capital to be better able to absorb losses on both a going concern and gone concern basis;
•
increase the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;

•	raise the level of minimum capital requirements;
•	establish an international leverage ratio;
•	develop capital buffers;
•	raise standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
U.S. regulatory authorities have been considering the BCBS capital guidelines and proposals, and in June 2012, the U.S. banking regulators jointly issued three notices of proposed rulemaking that are essentially intended to implement the BCBS capital guidelines for U.S. banks. Together these notices of proposed rulemaking would, among other things:
•
implement in the United States the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	revise "Basel I" rules for calculating risk-weighted assets to enhance risk sensitivity;
•	modify the existing Basel II advanced approaches rules for calculating risk-weighted assets to implement Basel III;
•	comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.
Although the proposals contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The U.S. banking regulators have approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.
Although uncertainty exists regarding final capital rules, we evaluate the impact of Basel III on our capital ratios based on our interpretation of the proposed capital requirements, and we estimate that our Tier 1 common equity ratio under the Basel III proposals exceeded the fully phased-in minimum of 7.0% by 123 basis points at December 31, 2012. The proposed Basel III capital rules and interpretations and assumptions used in estimating our Basel III calculations are subject to change depending on final promulgation of Basel III capital rulemaking.
From time to time, the OCC, the FRB and the Federal Financial Institutions Examination Council (the "FFIEC") propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. In addition, the FRB has closely monitored capital levels of the institutions it supervises during the ongoing financial disruption, and may require such institutions to modify capital levels based on FRB determinations. Such determinations, proposals or interpretations could, if implemented in the future, affect our reported capital ratios and net risk-adjusted assets.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that the federal banking regulators take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well-capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, or a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
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

Deposit Insurance Assessments
The Bank is a member of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDIR Act"). The FDIR Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (the "reserve ratio" or "DRR"). The FDIR Act also granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Annual rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution's assessment base for the second quarter 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for fourth quarter 2009, and all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used the institution's assessment rate in effect on September 30, 2009. Any unused prepaid assessment will be refunded on June 28, 2013.
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DRR to 1.35% and removed the upper limit of the range. In October 2010, the FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At the same time, the FDIC Board proposed a comprehensive, long-range plan for DIF management. In December 2010, as part of the comprehensive plan, the FDIC Board adopted a final rule to set the DRR at 2%, and in February 2011, the FDIC Board approved the remainder of the comprehensive plan. The Restoration Plan eliminated a 3 basis point increase in the annual assessment rates that was to take effect January 1, 2011.
On February 7, 2011, the FDIC Board approved a final rule on assessments, dividends, assessment base and large bank pricing that took effect on April 1, 2011. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate. Generally, the assessment base is an institution's average consolidated total assets minus average tangible equity. For large and highly complex institutions (those that are very large and are structurally and operationally complex or that pose unique challenges and risks in the case of failure), the assessment rate is determined by combining supervisory ratings and certain financial measures into scorecards. The score received by an institution will be converted into an assessment rate for the institution. The FDIC retains the ability to adjust the total score of large and highly complex institutions based upon quantitative or qualitative measures not adequately captured in the scorecards.
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012 and 0.64 cents per $100 of assessment base for first quarter 2013.
The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of our bank subsidiaries could have a material adverse effect on our earnings, depending on the collective size of the particular banks involved.

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

Future Legislation or Regulation
In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and abroad. In addition, not all regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

Impact of Monetary Policy
Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest-rate volatility on future earnings.

Employees
At December 31, 2012, the Company had 228 employees and full-time equivalency of 222 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

Company Website
The Company maintains a website at www.thefirstbancorp.com where it makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all Section 16 reports on Forms 3, 4, and 5, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information contained on the Company's website does not constitute a part of this report. Interactive reports for our 10-K and 10-Q filings are available in XBRL format at the Company's website.
The First Bancorp - 2012 Form 10-K - Page 9

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

Risk Associated With Our Business
We are subject to credit risk and may incur losses if loans are not repaid.
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
Our loan portfolio includes commercial and commercial real estate loans that may have higher risks than other types of loans.
Our commercial, commercial real estate, and commercial construction loans at December 31, 2012 and 2011 were $354.9 million and $375.0 million, respectively, or 40.8% and 43.4% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to request banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a further downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Company knew of, or were responsible for, the contamination.
Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.
Our allowance for loan losses may be insufficient and require additional provision from earnings.
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned "Credit Risk Management and Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
The Maine foreclosure process can be lengthy and add additional losses for the Bank.
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property, however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take as long as two years. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation at which parties must attend and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediations. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order.
Our level of troubled debt restructured ("TDR") has increased and could adversely affect our financial condition and results of operations.
Our efforts in 2011 and 2012 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2012 there were 101 loans with an outstanding balance of $30.0 million that have been restructured. This compares to 59 loans with a value of $22.9 million as of December 31, 2011.
As of December 31, 2012, 70 loans with an aggregate balance of $24.9 million were performing under the modified terms, seven loans with an aggregate balance $1.7 million were more than 30 days past due and 24 loans with an aggregate balance of $3.4 million were on nonaccrual. As a percentage of aggregate outstanding balances, 83.0% was performing under the modified terms, 5.8% was more than 30 days past due and 11.2% was on nonaccrual. Although a large percentage of TDRs continue to be performing, as a group our TDRs are relatively unseasoned and the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
Changes in interest rates could adversely affect our net interest income and profitability.
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
•	our ability to originate loans and obtain deposits;
•	the fair value of our financial assets and liabilities; and
•	the average duration of our loans and securities that are collateralized by mortgages.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.
The value of our investment portfolio may be negatively affected by changes in interest rates and disruptions in securities markets.
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds. As of December 31, 2012, we had $291.6 million and $143.3 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
Loss of lower-cost funding sources could lead to margin compression and decrease net interest income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Advances from the FHLB are currently a relatively low-cost source of funding. The availability of qualified collateral on the Bank's balance sheet determines the level of advances available from FHLB and a deterioration in quality in the Bank's loan portfolio can adversely impact the availability of this source of funding, which could increase our funding costs and reduce our net interest income.
The soundness of other financial institutions could adversely affect us.
Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, many of these transactions expose us to credit risk in the event of default of our counterparty or client. Further, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.
Lack of loan demand may adversely impact net interest income.
During the past two years our loan portfolio has decreased $18.3 million. Loan demand in the Bank's market area has been limited as a result of continued weak economic conditions. This has had the greatest impact on the commercial loan portfolio. In addition, in order to reduce the Bank's exposure to interest rate risk, the Bank has sold residential mortgages to the secondary market that have been refinanced by borrowers seeking to take advantage of lower interest rates. Should this trend continue, net interest income may be negatively impacted if loans are replaced by lower-yielding investment securities or if the balance sheet is allowed to shrink.
Our recent acquisitions may negatively impact earnings.
On October 26, 2012, the Company completed the purchase of the former Bank of America branch at 63 Union Street in Rockland, Maine, from Camden National Bank. As part of the transaction, the Company acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Company completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013. While these locations offer an excellent opportunity for the Company to expand its presence in Mid-Coast Maine and enter a new market in Eastern Maine, there is no guarantee that the increased operating costs for facilities and personnel will be offset by growth in loans and deposits in the new locations.
A decline in real estate values in our primary market area could adversely impact results of operations and financial condition.
Most of the Bank's lending is in Mid-Coast and Down East Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area or Northern New England could have a material adverse impact on the quality of the Bank's loan portfolio, and could result in a decline in the demand for our products and services and, accordingly, could negatively impact our results of operations. Such a decline in economic conditions could impair borrowers' ability to pay outstanding principal and interest on loans when due and, consequently, adversely affect the cash flows of our business. The Bank's loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank's portfolio is located in Mid-Coast and Down East Maine. Conditions in the real estate market in which the collateral for the Bank's loans is located strongly influence the level of the Bank's non-performing loans and results of operations. The recent decline in the Mid-Coast and Down East Maine area real estate values, as well as other external factors, could adversely affect the Bank's loan portfolio.
Our investment management activities are dependent on the value of investment securities which may lead to revenue fluctuations.
First Advisors is the investment management arm of the Bank, operating under trust powers granted from the OCC in the Bank's charter. First Advisors provides trustee, investment management and custody services for individual, municipal and business clients, predominately in the Bank's market area. First Advisors' revenues are directly tied to the market performance of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by normal fluctuations in the bond and stock markets.
We are dependent upon the services of our management team and if we are unable to retain the services of our management team, our business may suffer.
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
Pursuant to the standardized terms of the CPP, among other things, we agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on our ability to hire or retain the most qualified senior executives. Other restrictions were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be negatively affected by these developments or any new executive compensation limits.
Our internal control systems are inherently limited and may fail or be circumvented.
We face the risk that the design of our controls and procedures, including those intended to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, the Company's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving internal controls.
We continually encounter technological change that may be difficult to keep up with.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.
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
We are subject to claims and litigation that may impact our earnings and/or our reputation.
From time to time, customers, vendors or other parties may make claims and take legal actions against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since we are a national bank and we would potentially face new state and local enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors and highly-skilled management and employees is impacted by our reputation. Public perception of the financial services industry declined since the recent downturn in the U.S. economy. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry can also significantly adversely affect our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses. Our actual or perceived failure to address these and other issues gives rise to reputational risk that could cause significant harm to us and our business prospects, and may have a material adverse effect on us.
Our recent results may not be indicative of our future results.
We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks Associated With Our Industry
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2013. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.
As a result of these financial and economic crises, many lending institutions, including us, have experienced in recent years declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans (see "Credit Risk Management and Allowance for Loan Losses" in ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). Moreover, competition among depository institutions for core deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. BHC stock prices have been negatively affected, and the ability of banks and BHCs to raise capital or borrow in the debt markets has been more difficult compared to years prior to the economic downturn. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. New legislation responding to these developments may negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
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
The downgrade of the U.S. credit rating and Europe's debt crisis could have a material adverse effect on our business, financial condition and liquidity.
Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities. In addition, the possibility that certain European Union ("EU") member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.
Bank holding companies and nationally chartered banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies. The Company is subject to the BHC Act, as amended, and to regulation and supervision by the Federal Reserve Board. The Bank is subject to regulation and supervision by the OCC. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the required level of reserves against deposits; and restrictions on dividend payments. The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing. Under regulatory capital adequacy guidelines and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well-capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position, or could cause our regulators to take corrective or other supervisory action.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and the impacts of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection matters that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB's authority to prescribe rules governing the provision of consumer financial products and services could result in rules and regulations that reduce the profitability of such products or services, or impose new disclosure or substantive requirements on us that could increase the cost to us of providing such products and services. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws, which could increase our operating costs.
Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, but directs the FDIC to offset the effects of increased assessments on depository institutions, such as the Bank, with less than $10 billion in assets. Any increase in our deposit insurance premiums will result in an increase in our non-interest expense.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules could adversely affect our ability to hire and retain qualified management, which could have an adverse effect on our business.
The short-term and long-term impact of changing regulatory capital requirements and anticipated new capital rules are uncertain.
On June 7, 2012, the Federal Reserve Board issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.
Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes "capital" for purposes of calculating these ratios. The proposed new minimum capital requirements would be:
•	a new common equity Tier 1 capital ratio of 4.5%;
•	a Tier 1 capital ratio of 6% (increased from 4%);
•	a total capital ratio of 8% (unchanged from current rules); and
•	a Tier 1 leverage ratio of 4% for all institutions.
The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios:
•	a common equity Tier 1 capital ratio of 7.0%,
•	a Tier 1 capital ratio of 8.5%, and
•	a total capital ratio of 10.5%.
The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied. In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in adverse regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.
Significant competition in the financial services industry may impact our results.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do. We compete with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, asset managers, insurance companies and a wide array of other local, regional and national institutions which offer financial services. Mergers between financial institutions within Maine and in neighboring states have added competitive pressure. If we are unable to compete effectively, we will lose market share and our income generated from loans, deposits, and other financial products will decline.

Risks Associated With Our Common Stock
There may not be a robust trading market for the common stock.
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2012, the average monthly trading volume of our common stock was 336,734 shares, or approximately 3.42% of the average number of outstanding common shares for the year. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

•	quarterly fluctuations in our operating and financial results;
•	operating results that vary from the expectations of Management and investors;
•	changes in expectations as to our future financial performance, including financial estimates;
•	events negatively impacting the financial services industry which result in a general decline for the industry;
•	announcements of material developments affecting our operations or our dividend policy;
•	future sales of our equity securities;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	general domestic economic and market conditions.
In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.
 The inability to receive dividends from the Bank would negatively affect our ability to pay dividends to shareholders.
The Company is a legal entity separate and distinct from the Bank. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our equity securities. Federal banking law and regulations limit the amount of dividends that the Bank can pay. For further information on the regulatory restrictions on the payment of dividends by the Bank, see "Supervision and Regulation" in Item 1. In the event the Bank is unable to pay dividends to the Company, we may not be able to service debt, pay obligations or pay dividends on our equity securities. Our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
If we do not manage our capital position strategically, our return on equity could be lower compared to our competitors as a result of our high level of capital.
If we are unable to use strategically our excess capital, or to successfully continue capital management programs, such as stock repurchase programs or quarterly dividends to our shareholders, then our goal of generating a return on average equity that is competitive, increasing earnings per share and book value per share without assuming undue risk, could be delayed or may not be attained. Failure to achieve a competitive return on average equity might decrease investments in our common stock and might cause our common stock to trade at lower prices.
We may issue additional equity securities or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.
Our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Except pursuant to the rules of the NASDAQ Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common shareholders or reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or protection against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. We may attempt to increase our capital resources or, if our or the Bank's capital ratios fall below the required minimums, we could be forced to raise additional capital, by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our shareholders. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Potential acquisitions may disrupt our business and dilute shareholder value.
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including:
•	potential exposure to unknown or contingent liabilities of the target;
•	exposure to potential asset quality issues of the target;
•	difficulty and expense of integrating the operations and personnel of the target;
•	potential disruption to our business;
•	potential diversion of Management's time and attention;
•	the possible loss of key employees and customers of the target;
•	difficulty in estimating the value of the assets and liabilities of the target;
•	potential changes in banking or tax laws or regulations that may affect the target.
Merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on us.

Our participation in the TARP Capital Purchase Program may depress the market value of our common stock.

On January 9, 2009, the Company issued $25 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares, and after the repurchase, $12.5 million of the CPP shares remains outstanding. The Company may redeem the remaining CPP Shares at any time using any funds available, subject to the prior approval of the Federal Reserve Bank of Boston.
During the time that Treasury holds any equity or debt instrument the Company issued, the Company is required to comply with certain restrictions relating to the compensation of the Company's chief executive officer, chief financial officer and three other most highly compensated executive officers. Additional restrictions with regard to increasing shareholder dividends and repurchase of Company stock were in place for the first three years of participation in the program and were lifted on January 9, 2012. The Company's earnings may be adversely impacted if the remaining $12.5 million of CPP shares is not repaid before January 9, 2014, at which time the annual dividend rate on the CPP shares increases from 5.0% to 9.0%. This in turn, may impact the price of the Company's shares.
ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2012 Form 10-K - Page 22

ITEM 2. Properties

The principal office of the Company and the Bank is located in Damariscotta, Maine. The Bank operates 16 full-service banking offices in five counties in the Mid-Coast, Eastern and Down East regions of Maine:

Lincoln County	Knox County	Hancock County	Washington County
Boothbay Harbor	Camden	Bar Harbor	Eastport
Damariscotta	Rockland Park Street	Blue Hill	Calais
Waldoboro	Rockland Union Street	Ellsworth
Wiscasset	Rockport	Northeast Harbor	Penobscot County
		Southwest Harbor	Bangor (opened February 2013)

First Advisors, the investment management and trust division of the Bank, operates from four offices in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains an Operations Center in Damariscotta. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden office and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject, other than routine litigation incidental to the business of the Bank. None of these proceedings is expected to have a material effect on the financial condition of the Company or of the Bank.

ITEM 4. Mine Safety Disclosures

Not applicable.

The First Bancorp - 2012 Form 10-K - Page 23

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2012, there were 9,859,914 shares outstanding and held of record by approximately 3,547 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2012 and 2011. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2012		2011
	High	Low	High	Low
1st Quarter	$16.38	$14.00	$15.95	$13.40
2nd Quarter	17.44	13.41	15.96	13.79
3rd Quarter	18.96	16.02	15.30	11.69
4th Quarter	18.14	14.32	15.95	11.75

The last transaction in the Company's stock on NASDAQ during 2012 was on December 31 at $16.47 per share. There are no warrants outstanding with respect to the Company's common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury incident to the Company's participation in the CPP program. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2013 will be that year's net income plus $6.8 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2012, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 14.41% and 15.66%, respectively, as of December 31, 2012. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 17, 2011	$0.195	April 29, 2011
June 15, 2011	$0.195	July 29, 2011
September 15, 2011	$0.195	October 28, 2011
December 15, 2011	$0.195	January 31, 2012
March 15, 2012	$0.195	April 30, 2012
June 20, 2012	$0.195	July 31, 2012
September 20, 2012	$0.195	October 31, 2012
December 20, 2012	$0.195	January 31, 2013

Repurchase of Shares and Use of Proceeds

During the year ended December 31, 2012, the Company repurchased no common stock.

Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities in 2012.

The First Bancorp - 2012 Form 10-K - Page 24

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	42,000	$18.00	380,273
Equity compensation plans not approved by security holders	-	$-	-
Total	42,000	$18.00	380,273

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

	2007	2008	2009	2010	2011	2012
FNLC	100.00	143.84	115.08	124.43	127.90	143.72
S&P 500	100.00	63.00	79.67	91.67	93.60	108.58
NASD Bank	100.00	78.46	65.67	74.96	67.09	79.63

The First Bancorp - 2012 Form 10-K - Page 25

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2012	2011	2010	2009	2008
Summary of Operations
Interest Income	$51,825	$55,702	$57,260	$62,569	$71,372
Interest Expense	12,938	14,709	16,671	18,916	33,669
Net Interest Income	38,887	40,993	40,589	43,653	37,703
Provision for Loan Losses	7,835	10,550	8,400	12,160	4,700
Non-Interest Income	11,278	11,750	9,135	12,754	9,646
Non-Interest Expense	26,271	26,038	25,130	26,658	22,994
Net Income	12,688	12,364	12,116	13,042	14,034
Per Common Share Data
Basic Earnings per Share	$1.22	$1.14	$1.10	$1.22	$1.45
Diluted Earnings per Share	1.22	1.14	1.10	1.22	1.44
Cash Dividends Declared	0.780	0.780	0.780	0.780	0.765
Book Value per Common Share	14.60	14.12	12.80	12.66	12.09
Tangible Book Value per Common Share	11.47	11.20	9.84	9.65	9.01
Market Value	16.47	15.37	15.79	15.42	19.89
Financial Ratios
Return on Average Equity[1]	8.84%	9.37%	9.53%	10.66%	12.02%
Return on Average Tangible Equity[1,2]	10.40	10.80	10.97	12.76	16.14
Return on Average Assets[1]	0.89	0.87	0.89	0.96	1.10
Average Equity to Average Assets	10.96	10.72	11.20	10.85	9.14
Average Tangible Equity to Average Assets[2]	8.96	8.70	9.06	8.69	6.83
Net Interest Margin Tax-Equivalent[1,2]	3.14	3.27	3.38	3.66	3.33
Dividend Payout Ratio	63.93	68.42	70.91	63.93	52.76
Allowance for Loan Losses/Total Loans	1.44	1.50	1.50	1.43	0.90
Non-Performing Loans to Total Loans	2.20	3.21	2.39	1.95	1.27
Non-Performing Assets to Total Assets	1.89	2.32	1.87	1.80	1.31
Efficiency Ratio[2]	51.01	49.75	48.15	43.39	46.07
At Year End
Total Assets	$1,414,999	$1,372,867	$1,393,802	$1,331,394	$1,325,744
Total Loans	869,284	864,988	887,596	952,492	979,273
Total Investment Securities	449,382	424,306	416,052	287,818	247,839
Total Deposits	958,850	941,333	974,518	922,667	925,736
Total Borrowings	282,905	265,663	257,330	249,778	272,074
Total Shareholders' Equity	156,323	150,858	149,848	147,938	117,181
				High	Low
Market price per common share of stock during 2012				$18.96	$13.41
1Annualized using a 366-day basis in 2012 and 365-day basis in 2011
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2012 Form 10-K - Page 26

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The First Bancorp, Inc. (the "Company") was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the "Bank").
       The Company generates almost all of its revenues from the Bank, which was chartered as a national bank under the laws of the United States on May 30, 1864. The Bank, which has sixteen offices along coastal and eastern Maine, emphasizes personal service to the communities it serves, concentrating primarily on small businesses and individuals.
The Bank offers a wide variety of traditional banking services and derives the majority of its revenues from net interest income – the spread between what it earns on loans and investments and what it pays for deposits and borrowed funds. While net interest income typically increases as earning assets grow, the spread can vary up or down depending on the level and direction of movements in interest rates. Management believes the Bank has modest exposure to changes in interest rates, as discussed in "Interest Rate Risk Management" elsewhere in Management's Discussion. The banking business in the Bank's market area historically has been seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This seasonal swing is fairly predictable and has not had a materially adverse effect on the Bank.
Non-interest income is the Bank's secondary source of revenue and includes fees and service charges on deposit accounts, income from the sale and servicing of mortgage loans, and income from investment management and private banking services through First Advisors, a division of the Bank.

Forward-Looking Statements

This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to Shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe", "expect", "anticipate", "intend", "estimate", "assume", "outlook", "will", "should", "may", "might, "could", and other expressions that predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company's business.

The First Bancorp - 2012 Form 10-K - Page 27

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operation is based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amounts derived from Management's estimates and assumptions under different assumptions or conditions.
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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 "Intangibles – Goodwill and Other." Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.
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

The First Bancorp - 2012 Form 10-K - Page 28

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2012, 2011 and 2010.

	Years ended December 31,
Dollars in thousands	2012	2011	2010
Net interest income as presented	$38,887	$40,993	$40,589
Effect of tax-exempt income	3,128	2,710	2,281
Net interest income, tax equivalent	$42,015	$43,703	$42,870

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

	Years ended December 31,
In thousands of dollars	2012	2011	2010
Non-interest expense, as presented	$26,271	$26,038	$25,130
Adjusted non-interest expense	26,271	26,038	25,130
Net interest income, as presented	38,887	40,993	40,589
Effect of tax-exempt income	3,128	2,710	2,281
Non-interest income, as presented	11,278	11,750	9,135
Effect of non-interest tax-exempt income	177	182	193
Net securities gains	(1,968)	(3,293)	(2)
Adjusted net interest income plus non-interest income	$51,502	$52,342	$52,196
Non-GAAP efficiency ratio	51.01%	49.75%	48.15%
GAAP efficiency ratio	52.37%	49.37%	50.54%

The First Bancorp - 2012 Form 10-K - Page 29

The Company presents certain information based upon average tangible common shareholders' equity instead of total average shareholders' equity. The difference between these two measures is the Company's intangible assets, specifically goodwill from prior acquisitions, and preferred stock. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of tangible average shareholders' equity to the Company's consolidated financial statements, which have been prepared in accordance with GAAP:

	Years ended December 31,
In thousands of dollars	2012	2011	2010
Average shareholders' equity as presented	$155,822	$152,254	$151,739
Less preferred stock (average)	(12,341)	(20,290)	(24,606)
Less intangible assets (average)	(28,422)	(28,698)	(28,982)
Average tangible common shareholders' equity	$115,059	$103,266	$98,151

Executive Summary

Net income for the year ended December 31, 2012 was $12.7 million, up $324,000 or 2.6% from the $12.4 million posted for the year ended December 31, 2011. Earnings per common share on a fully diluted basis were $1.22 for the year ended December 31, 2012, up $0.08 or 7.0% from the $1.14 posted for the year ended December 31, 2011. Net interest income on a tax-equivalent basis declined $1.7 million or 3.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was attributable to margin compression due to the unprecedented low interest rate environment now entering its fifth straight year.  As a result, our net interest margin slipped from 3.27% in 2011 to 3.14% in 2012.  This year-over-year decline in net interest income was offset by a lower provision for loan losses.
During 2012, total assets increased $42.1 million or 3.1%. The loan portfolio was up $4.3 million or 0.5%. The investment portfolio was up $25.1 million or 5.9% for the year. On the liability side of the balance sheet, low-cost deposits have increased $59.7 million or 19.1% for the year.  We continue to see an inflow of low-cost deposits due to the low interest rate environment and had a $25 million lift in low-cost deposits in the fourth quarter due to the acquisition of the former Bank of America branch in Rockland.  Local certificates of deposit decreased $874,000 or 4.0%.
Credit quality improved significantly in 2012. Non-performing loans stood at 2.20% of total loans on December 31, 2012 compared to 3.21% of total loans on December 31, 2011. This compares to nonperforming loans at 1.73% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2012. Net chargeoffs were $8.3 million or 0.95% of average loans in 2012 compared to net charge offs of $10.9 million or 1.23% of average loans in 2011. Net charge offs for the UBPR peer group in 2012 were 0.58% of average loans. We provisioned $7.8 million for loan losses in 2012, down $2.7 million from the $10.5 million provision made during 2011. The allowance as a percentage of loans outstanding stood at 1.44% in 2012 compared to 1.50% in 2011.
The Company's operating ratios remain good, with a return on average tangible common equity of 10.40% for the year ended December 31, 2012 compared to 10.80% and 10.97% for the year ended December 31, 2011 and 2010, respectively. Our return on average tangible equity was in the top 40% of all banks in the UBPR peer group, which had an average return of 9.18% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 51.01% in 2012, is only slightly above the 49.75% and 48.15% posted for 2011 and 2010, respectively. As of December 31, 2012, the average efficiency ratio for our UBPR peer group was 66.38%, which put us in the top 10% of all banks in the UBPR peer group.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis decreased 3.9% or $1.7 million to $42.0 million for the year ended December 31, 2012 from the $43.7 million reported for the year ended December 31, 2011. This decrease is due to margin compression resulting in a decrease in the net interest margin from 3.27% in 2011 to 3.14% in 2012.
Total interest income in 2012 was $51.8 million, a decrease of $3.9 million or 7.0% from the $55.7 million posted by the Company in 2011. Total interest expense in 2012 was $12.9 million, a decrease of $1.8 million or 12.0% from the $14.7 million posted by the Company in 2011. The decrease in both interest income and interest expense was attributable to lower interest rates. Tax-exempt interest income amounted to $5.8 million for the year ended December 31, 2012, $5.0 million for the year ended December 31, 2011 and $4.2 million for the year ended December 31, 2010.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(8)	$-	$-	$(8)
Investment securities	549	(1,150)	(35)	(636)
Loans held for sale	(15)	(6)	3	(18)
Loans	(379)	(2,441)	23	(2,797)
Total interest income	147	(3,597)	(9)	(3,459)
Interest expense
Deposits	(316)	(1,068)	34	(1,350)
Borrowings	438	(789)	(70)	(421)
Total interest expense	122	(1,857)	(36)	(1,771)
Change in net interest income	$25	$(1,740)	$27	$(1,688)

Year ended December 31, 2011 compared to 2010
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$315	$(6)	$(303)	$6
Investment securities	4,913	(1,403)	(455)	3,055
Loans held for sale	(127)	(13)	10	(130)
Loans	(2,078)	(2,080)	98	(4,060)
Total interest income	3,023	(3,502)	(650)	(1,129)
Interest expense
Deposits	516	(1,016)	(51)	(551)
Borrowings	303	(1,636)	(78)	(1,411)
Total interest expense	819	(2,652)	(129)	(1,962)
Change in net interest income	$2,204	$(850)	$(521)	$833
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2012, 2011, and 2010, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2012		2011		2010
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$4	0.25%	$12	0.25%	$1	0.25%
Investment securities	17,584	3.81%	18,220	4.07%	15,170	4.49%
Loans held for sale	12	3.69%	30	4.63%	150	4.73%
Loans	37,353	4.27%	40,150	4.55%	44,220	4.77%
Total interest-earning assets	54,953	4.11%	58,412	4.37%	59,541	4.70%
Interest-bearing liabilities
Deposits	8,396	0.93%	9,746	1.04%	10,297	1.15%
Borrowings	4,542	1.73%	4,963	2.05%	6,374	2.76%
Total interest-bearing liabilities	12,938	1.11%	14,709	1.25%	16,671	1.48%
Net interest income	$42,015		$43,703		$42,870
Interest rate spread		3.00%		3.12%		3.22%
Net interest margin		3.14%		3.27%		3.38%

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2012, 2011 and 2010.

	Years ended December 31,
Dollars in thousands	2012	2011	2010
Assets
Cash and cash equivalents	$13,877	$13,405	$15,722
Interest bearing deposits in other banks	1,615	4,710	88
Securities available for sale	306,454	315,255	178,116
Securities to be held to maturity	140,057	117,020	144,601
Restricted equity securities, at cost	14,697	15,443	15,443
Loans held for sale (fair value approximates cost)	325	648	3,173
Loans	874,464	882,806	926,338
Allowance for loan losses	(13,737)	(14,418)	(14,393)
Net loans	860,727	868,388	911,945
Accrued interest receivable	5,008	5,180	5,397
Premises and equipment	18,582	18,690	18,463
Other real estate owned	4,760	5,772	5,276
Goodwill	27,690	27,684	27,684
Other assets	27,819	27,680	29,159
Total Assets	$1,421,611	$1,419,875	$1,355,067

Liabilities & Shareholders' Equity
Demand deposits	$80,461	$76,686	$69,260
NOW deposits	129,125	123,377	118,400
Money market deposits	76,972	74,945	78,155
Savings deposits	124,173	109,561	97,484
Certificates of deposit	576,049	628,855	597,982
Total deposits	986,780	1,013,424	961,281
Borrowed funds – short term	142,750	135,500	127,160
Borrowed funds – long term	120,511	106,427	103,775
Dividends payable	932	989	989
Other liabilities	14,816	11,281	10,123
Total Liabilities	1,265,789	1,267,621	1,203,328
Shareholders' Equity:
Preferred stock	12,341	20,290	24,606
Common stock	98	98	97
Additional paid-in capital	46,122	45,652	45,187
Retained earnings	88,554	83,469	81,288
Net unrealized gain on securities available-for-sale	8,784	2,807	762
Net unrealized loss on postretirement benefit costs	(77)	(62)	(201)
Total Shareholders' Equity	155,822	152,254	151,739
Total Liabilities & Shareholders' Equity	$1,421,611	$1,419,875	$1,355,067

Non-Interest Income

Non-interest income in 2012 was $11.3 million, a decrease of $472,000 or 4.0% from the $11.8 million reported in 2011. This decrease was attributable to lower levels of securities gains, which was partially offset with strong mortgage origination income.

Non-Interest Expense

Non-interest expense in 2012 was $26.3 million, with a modest 3.6% increase in employee costs being offset by lower other operating expenses. Acquisition costs of $251,000 were incurred in conjunction with the acquisition of a branch in Rockland and a building in Bangor. See "Capital Purchases".

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $7.8 million in 2012 compared to $10.5 million in 2011. This was 0.55% of average assets in 2012, compared to 0.30% of average assets for our peer group. The allowance for loan losses stood at 1.44% of total loans as of December 31, 2012, compared to 1.50% a year ago. Given the number of economic uncertainties at this time, Management believes it is prudent to continue to provide for loan losses and that the current level is directionally consistent with the credit quality seen in the portfolio. A further discussion of asset and credit quality can be found in "Assets and Asset Quality".
Credit quality improved significantly in 2012 which enabled the Company to provision less in 2012 than in 2011. Net loan chargeoffs were $8.3 million or 0.95% of average loans, down $2.6 million from net chargeoffs of $10.9 million or 1.23% of average loans in 2011. Non-performing assets stood at 1.89% of total assets as of December 31, 2012 compared to 2.32% of total assets at December 31, 2011. Past-due loans were 2.67% of total loans as of December 31, 2012, the lowest year-end total in the past five years and well below 3.07% of total loans as of December 31, 2011.

Net Income

Net income for 2012 was $12.7 million, up 2.6% or $324,000 from net income of $12.4 million that was posted in 2011. Earnings per share on a fully diluted basis were $1.22, up $0.08 or 7.0% from the $1.14 reported for the year ended December 31, 2011.

Key Ratios

Return on average assets in 2012 was 0.89%, up from the 0.87% and equal to the 0.89% posted in 2011 and 2010 respectively. Return on average tangible common equity was 10.40% in 2012, compared to 10.80% in 2011 and 10.97% in 2010. In 2012, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 63.93%, compared to 68.42% in 2011 and 70.91% in 2010. The Company's efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 51.01% in 2012 compared to 66.37% for the Bank's peer group, on average. In 2011, the Company's efficiency ratio was 49.75% compared to 66.26% for the Bank's peer group, on average.

Investment Management and Fiduciary Activities

As of December 31, 2012, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $651.3 million, consisting of 834 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2011, when 730 accounts with a market value of $619.3 million were under management.

Assets and Asset Quality

Total assets of $1.415 billion increased 3.1% or $42.1 million in 2012 from $1.373 billion at December 31, 2011. The investment portfolio increased $25.1 million or 5.9% over December 31, 2011, and the loan portfolio increased $4.3 million or 0.5%. Year-over-year, average assets were up $1.7 million in 2012 over 2011. Average loans in 2012 were $8.3 million lower than in 2011, but average investments in 2012 were $13.5 million higher than in 2011.
Credit quality improved significantly in 2012.  Non-performing assets to total assets stood at 1.89% at December 31, 2012, well below 2.32% of total assets at December 31, 2011 and just above the 1.87% low in the past three years.  In Management's opinion, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and in the end minimizes actual loan losses.
Net charge offs in 2012 were $8.3 million or 0.95% of average loans outstanding. This compares to net charge offs in 2011 of $10.9 million or 1.23% of average loans outstanding and net charge offs for our UBPR peer group in 2012 of 0.58%. Residential real estate term loans represent 43.7% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2012, the loss ratio for residential mortgages was 0.45% compared to 0.95% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.
The allowance for loan losses ended the year at $12.5 million and stood at 1.44% of total loans outstanding compared to $13.0 million and 1.50% of total loans outstanding at December 31, 2011. A $7.8 million provision for losses was made in 2012 and net charge offs totaled $8.3 million, resulting in the allowance for loan losses decreasing $500,000 or 3.8% from December 31, 2011. Management believes the allowance for loan losses is appropriate as of December 31, 2012. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, high levels of unemployment and the outlook for economic weakness continuing for some time to come.

Investment Activities

During 2012, the investment portfolio increased 5.9% to end the year at $449.4 million compared to $424.3 million at December 31, 2011. Average investments in 2012 were $13.5 million higher than in 2011. The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than for trading or future sale. For securities to be categorized as held to maturity, Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
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
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2012, 2011, and 2010.

Dollars in thousands	2012	2011	2010
Securities available for sale
U.S. Government sponsored agencies	$-	$-	$16,045
Mortgage-backed securities	169,093	198,232	234,414
State and political subdivisions	120,944	85,726	41,524
Corporate securities	-	811	866
Other equity securities	1,577	1,433	380
	291,614	286,202	293,229
Securities to be held to maturity
U.S. Government sponsored agencies	60,919	19,390	2,190
Mortgage-backed securities	39,193	56,800	55,710
State and political subdivisions	42,908	46,171	49,330
Corporate securities	300	300	150
	143,320	122,661	107,380
Restricted equity securities
Federal Reserve Bank Stock	1,036	1,412	1,412
Federal Home Loan Bank Stock	13,412	14,031	14,031
	14,448	15,443	15,443
Total securities	$449,382	$424,306	$416,052

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2012. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$-	0.00%	$-	0.00%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	60,919	3.29%
Total	-		60,919	3.29%
Mortgage-Backed Securities
Due in 1 year or less	16,799	2.06%	2,809	3.03%
Due in 1 to 5 years	27,145	2.82%	6,167	5.36%
Due in 5 to 10 years	16,324	3.18%	5,854	3.99%
Due after 10 years	108,825	2.30%	24,363	4.54%
Total	169,093	2.44%	39,193	4.48%
State & Political Subdivisions
Due in 1 year or less	2,127	6.81%	645	5.96%
Due in 1 to 5 years	671	7.18%	5,783	6.62%
Due in 5 to 10 years	1,342	6.21%	21,607	6.27%
Due after 10 years	116,804	5.66%	14,873	6.17%
Total	120,944	5.69%	42,908	6.28%
Corporate Securities
Due in 1 year or less	-	0.00%	300	1.25%
Due in 1 to 5 years	-	0.00%	-	0.00%
Due in 5 to 10 years	-	0.00%	-	0.00%
Due after 10 years	-	0.00%	-	0.00%
Total	-		300	1.25%
Equity Securities	1,577	1.89%	-	-
	$291,614	3.79%	$143,320	4.50%
Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2012 amounted to an excess of $739,000, or 0.17% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount represented an excess of $796,000, or 0.19% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.
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
As of December 31, 2012, the Company had temporarily impaired securities with a fair value of $37.2 million and unrealized losses of $739,000, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $2.8 million as of December 31, 2012, compared with $9.3 million at December 31, 2011. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$15,817	$(182)	$-	$-	$15,817	$(182)
Mortgage-backed securities	9,982	(231)	2,534	(83)	12,516	(314)
State and political subdivisions	8,621	(199)	-	-	8,621	(199)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	222	(44)	222	(44)
	$34,420	$(612)	$2,756	$(127)	$37,176	$(739)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2012, the total unrealized losses on these securities amounted to $182,000, compared with no unrealized losses at December 31, 2011.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2012, the total unrealized losses on these securities amounted to $314,000, compared with $181,000 at December 31, 2011. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2012 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2012, the total unrealized losses on municipal securities amounted to $199,000, compared with $189,000 at December 31, 2011. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2012, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2012 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2012, there were no unrealized losses on corporate securities, compared with $287,000 at December 31, 2011. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2012, all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2012 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at December 31, 2012. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Other Equity Securities. As of December 31, 2012, the total unrealized losses on other equity securities amounted to $44,000, compared with $139,000 at December 31, 2011. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2012.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2012 and December 31, 2011, the Bank's investment in FHLB stock totaled $13.4 million and $14.0 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $4.3 million or 0.5% in 2012, with total loans at $869.3 million at December 31, 2012, compared to $865.0 million at December 31, 2011. Commercial loans decreased $20.0 million or 5.3% between December 31, 2011 and December 31, 2012, residential term loans increased by $38.2 million or 11.2% during the same period. At the same time, municipal loans decreased by $1.5 million or 9.4%. Loan demand in the Bank's market area has been limited in the past three years as a result of continued weak economic conditions.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 23.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 81.0% of total capital, well under the regulatory guidance of 300.0% of capital.
Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are comprised of two classes, term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan to value based upon current appraisal information at the time the loan is made. Home equity loans are comprised of variable-rate lines of credit which are secured by one-to-four family real estate, typically with a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan to value of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term loans to individuals.
The following table summarizes the loan portfolio, by class as of December 31, 2012, 2011, 2010, 2009 and 2008.

	As of December 31,
Dollars in thousands	2012		2011		2010		2009		2008
Commercial
Real estate	$251,335	28.9%	$255,424	29.5%	$245,540	27.7%	$240,178	25.2%	$219,057	22.3%
Construction	22,417	2.6%	32,574	3.8%	41,869	4.7%	48,714	5.1%	48,182	4.9%
Other	81,183	9.3%	86,982	10.1%	101,462	11.4%	114,486	12.0%	118,109	12.1%
Municipal	14,704	1.7%	16,221	1.9%	21,833	2.5%	45,952	4.8%	34,832	3.6%
Residential
Term	379,447	43.7%	341,286	39.5%	337,927	38.1%	367,267	38.7%	431,520	44.0%
Construction	6,459	0.7%	10,469	1.2%	15,512	1.7%	17,361	1.8%	26,235	2.7%
Home equity line of credit	99,082	11.4%	105,244	12.1%	105,297	11.9%	94,324	9.9%	77,206	7.9%
Consumer	14,657	1.7%	16,788	1.9%	18,156	2.0%	24,210	2.5%	24,132	2.5%
Total loans	$869,284	100.0%	$864,988	100.0%	$887,596	100.0%	$952,492	100.0%	$979,273	100.0%

       The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2012:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$5,591	$23,791	$19,358	$202,595	$251,335
Construction	3,692	2,245	259	16,221	22,417
Other	12,380	19,187	19,615	30,001	81,183
Municipal	859	3,735	4,371	5,739	14,704
Residential
Term	2,050	11,260	19,687	346,450	379,447
Construction	2,477	502	-	3,480	6,459
Home equity line of credit	1,381	149	871	96,681	99,082
Consumer	6,493	5,093	793	2,278	14,657
Total loans	$34,923	$65,962	$64,954	$703,445	$869,284

The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2012.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$34,513	4.0%	$216,822	24.9%	$251,335	28.9%
Construction	463	0.1%	21,954	2.5%	22,417	2.6%
Other	27,725	3.2%	53,458	6.1%	81,183	9.3%
Municipal	14,704	1.7%	-	0.0%	14,704	1.7%
Residential
Term	193,101	22.3%	186,346	21.4%	379,447	43.7%
Construction	4,043	0.5%	2,416	0.2%	6,459	0.7%
Home equity line of credit	1,596	0.2%	97,486	11.2%	99,082	11.4%
Consumer	8,686	1.0%	5,971	0.7%	14,657	1.7%
Total loans	$284,831	33.0%	$584,453	67.0%	$869,284	100.0%

Loan Concentrations

As of December 31, 2012, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2012, the Bank had $1.0 million in loans held for sale.  This compares to no loans held for sale at December 31, 2011. Loans held for sale are carried at the lower of cost or market value. No recourse obligations have been incurred in connection with the sale of loans.

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

Residential, Home Equity and Consumer
Consumer, home equity and residential mortgage loans are generally segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in these pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer, home equity and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer and residential portfolios identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk status and accrual status, and to determine the need for a specific reserve. Consumer loans that are greater than 120 days past due are generally charged off. Residential loans and home equity lines of credit that are greater than 90 days past due are evaluated for collateral adequacy and if deficient are placed on non-accrual status.

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2012, impaired loans with specific reserves totaled $17.5 and the amount of such reserves was $3.5 million. This compares to impaired loans with specific reserves of $14.2 million at December 31, 2011 and the amount of such reserves was $2.1 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2012 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of December 31, 2012, 2011, 2010, 2009 and 2008. The percentages are the portion of each loan type to total loans.

Dollars in	As of December 31,
thousands	2012		2011		2010		2009		2008
Commercial
Real estate	$5,865	28.9%	$5,659	29.5%	$5,260	27.7%	$4,986	25.2%	$2,958	22.3%
Construction	1,359	2.6%	658	3.8%	1,012	4.7%	807	5.1%	650	4.9%
Other	2,050	9.3%	2,063	10.1%	2,377	11.4%	3,363	12.0%	2,595	12.1%
Municipal	18	1.7%	19	1.9%	19	2.5%	23	4.8%	20	3.6%
Residential
Term	1,109	43.7%	1,159	39.5%	1,408	38.1%	1,198	38.7%	713	44.0%
Construction	11	0.7%	255	1.2%	44	1.7%	174	1.8%	44	2.7%
Home equity line of credit	654	11.4%	595	12.1%	670	11.9%	515	9.9%	482	7.9%
Consumer	592	1.7%	584	1.9%	646	2.0%	717	2.5%	662	2.5%
Unallocated	842	0.0%	2,008	0.0%	1,880	0.0%	1,854	0.0%	676	0.0%
Total	$12,500	100.0%	$13,000	100.0%	$13,316	100.0%	$13,637	100.0%	$8,800	100.0%

      The allowance for loan losses totaled $12.5 million at December 31, 2012, compared to $13.0 million at December 31, 2011. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves increased $1.4 million in 2012 from $2.1 million at December 31, 2011 to $3.5 million at December 31, 2012. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $197,000 in 2012. This was attributable to a lower level of classified loans in 2012. The portion of the reserve based on qualitative factors decreased by $618,000 during 2012 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the decrease in unallocated reserves during 2012.

A breakdown of the allowance for loan losses as of December 31, 2012, by loan class and allowance element, is presented in the following table:

In thousands of dollars	Specific Reserves Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523	$2,369	$1,973	$-	$5,865
Construction	969	213	177	-	1,359
Other	652	763	635	-	2,050
Municipal	-	-	18	-	18
Residential
Term	395	278	436	-	1,109
Construction	-	4	7	-	11
Home equity line of credit	-	315	339	-	654
Consumer	-	362	230	-	592
Unallocated	-	-	-	842	842
	$3,539	$4,304	$3,815	$842	$12,500

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $7.8 million in 2012 compared to $10.5 million in 2011. Net charge offs were $8.3 million in 2012 compared to net charge offs of $10.9 million in 2011. The allowance as a percentage of loans outstanding stood at 1.44% in 2012 compared to 1.50% in 2011.

The following table summarizes the activities in our allowance for loan losses as of December 31, 2012, 2011, 2010, 2009 and 2008:

	As of December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Balance at beginning of year	$13,000	$13,316	$13,637	$8,800	$6,800
Loans charged off:
Commercial
Real estate	1,394	1,619	4,005	2,430	3
Construction	928	346	175	-	-
Other	3,215	6,492	1,125	2,329	1,997
Municipal	-	-	-	-	-
Residential
Term	1,911	1,421	392	1,767	113
Construction	389	505	2,361	47	-
Home equity line of credit	688	415	8	177	83
Consumer	555	381	951	826	745
Total	9,080	11,179	9,017	7,576	2,941
Recoveries on loans previously charged off
Commercial
Real estate	13	23	4	-	-
Construction	246	-	-	-	-
Other	113	60	69	79	32
Municipal	-	-	-	-	-
Residential
Term	110	7	4	59	5
Construction	54	-	-	-	-
Home equity line of credit	1	1	-	1	-
Consumer	208	222	219	114	204
Total	745	313	296	253	241
Net loans charged off	8,335	10,866	8,721	7,323	2,700
Provision for loan losses	7,835	10,550	8,400	12,160	4,700
Balance at end of period	$12,500	$13,000	$13,316	$13,637	$8,800
Ratio of net loans charged off to average loans outstanding	0.95%	1.23%	0.94%	0.75%	0.28%
Ratio of allowance for loan losses to total loans outstanding	1.44%	1.50%	1.50%	1.43%	0.90%

Management believes the allowance for loan losses is appropriate as of December 31, 2012. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

Nonperforming Loans

Nonperforming loans are comprised of loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs or, in certain situations, the difference between the loan balance and the collateral value less selling costs is written off. Concurrently, a new appraisal or valuation may be ordered, depending on collateral type, currency of the most recent valuation, the size of the loan, and other factors appropriate to the loan. Upon receipt and acceptance of the new valuation, the loan may have an additional specific reserve or write down based on the updated collateral value. On an ongoing basis, appraisals or valuations may be done periodically on collateral dependent non-performing loans and an additional specific reserve or write down will be made, if appropriate, based on the new collateral value.
Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on non-accrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 2.20% at December 31, 2012 compared to 3.21% at December 31, 2011. The following table shows the distribution of nonperforming loans by class as of December 31, 2012, 2011, 2010, 2009, and 2008:

	As of December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Commercial
Real estate	$4,603	$7,064	$5,946	$6,198	$7,477
Construction	101	2,350	937	458	-
Other	3,459	5,784	1,753	2,638	2,742
Municipal	-	-	-	-	-
Residential
Term	10,333	10,194	8,347	5,868	2,163
Construction	-	1,198	3,567	3,182	-
Home equity line of credit	654	1,163	519	143	67
Consumer	-	53	106	75	-
Total non-performing loans	$19,150	$27,806	$21,175	$18,562	$12,449

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2012, loans 90 or more days past due and still accruing interest totaled $1.1 million, compared to $1.2 million, $1.1 million, $1.2 million and $5.0 million at December 31, 2011, 2010, 2009 and 2008, respectively.
As of December 31, 2012, 24 loans with a balance of $3.4 million were non-performing and also classified as troubled-debt-restructured.

Troubled Debt Restructured

A restructuring of debt constitutes a troubled debt restructuring ("TDR") if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:
•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Bank has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
Our efforts to assist homeowners and other borrowers increased our overall level of TDRs in 2012. As of December 31, 2012 there were 101 loans with an aggregate outstanding balance of $30.0 million that have been restructured. This compares to 59 loans with amounts totaling $22.9 million as of December 31, 2011. The following table shows the activity in loans classified as TDRs between December 31, 2010 and December 31, 2012:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2010	34	$5,670
Added in 2011	31	18,325
Removed in 2011	(6)	(1,137)
Total at December 31, 2011	59	22,858
Added in 2012	52	14,657
Removed in 2012	(10)	(7,560)
Total at December 31, 2012	101	$29,955

As of December 31, 2012, 70 loans with an aggregate balance of $24.9 million were performing under the modified terms, seven loans with an aggregate balance of $1.7 million were more than 30 days past due and 24 loans with an aggregate balance of $3.4 million were on nonaccrual. As a percentage of aggregate outstanding balance, 83.0% was performing under the modified terms, 5.8% was more than 30 days past due and 11.2% was on nonaccrual. The performance status of all TDRs as of December 31, 2012, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$9,890	$608	$1,463	$11,961
Construction	3,253	-	66	3,319
Other	3,074	-	-	3,074
Municipal	-	-	-	-
Residential
Term	8,015	1,096	1,834	10,945
Construction	-	-	-	-
Home equity line of credit	627	29	-	656
Consumer	-	-	-	-
	$24,859	$1,733	$3,363	$29,955
Percent of balance	83.0%	5.8%	11.2%	100.0%
Number of loans	70	7	24	101
Associated specific balance	$2,414	$26	$150	$2,590

The majority of residential TDRs as of December 31, 2012, was comprised of 51 loans with an aggregate balance of $9.2 million, and the modifications granted fell into three major categories. Loans totaling $7.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.5 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $1.5 million, with a rate concession typically of 1.0% or less. Certain residential TDRs had more than one modification.
The majority of commercial TDRs as of December 31, 2012, was comprised of 21 loans with a balance of $18.3 million. Of this total, 10 loans with an aggregate balance of $7.0 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $3.9 million were modified by reducing the balance owed, taking into account the borrower's financial resources, and charging off the remaining balance. Four loans with an aggregate balance of $3.2 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Two loans with an aggregate balance of $2.7 million were consolidated into a one loan and re-amortized with an extended term, lowering the amount of regular debt service. Two loans with an aggregate balance of $1.5 million were granted a short-term predetermined period of interest-only payments, with regular principal-and-interest payments resuming after that time.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2012, Management is aware of 11 loans classified as TDRs that are involved in bankruptcy with an aggregate outstanding balance of $1.2 million as well as five loans in the process of foreclosure totaling $521,000. Management does not expect a material increase in TDRs in 2013 from the amount outstanding at December 31, 2012.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $45.7 million at December 31, 2012, and have increased $3.6 million from December 31, 2011. The number of impaired loans increased by 20 loans from 211 to 231 during the same period. Impaired commercial loans increased $2.1 million from December 31, 2011 to December 31, 2012. The specific allowance for impaired commercial loans increased from $1.2 million at December 31, 2011 to $3.1 million as of December 31, 2012, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2011 to December 31, 2012, impaired residential loans increased $1.4 million, impaired home equity lines of credit increased $148,000, and impaired consumer loans decreased $53,000.
The following table sets forth impaired loans as of December 31, 2012, 2011, 2010, 2009 and 2008:

	As of December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Commercial
Real estate	$15,774	$10,141	$5,946	$6,198	$7,477
Construction	3,354	5,702	937	458	-
Other	5,861	7,042	1,753	2,638	2,742
Municipal	-	-	-	-	-
Residential
Term	19,444	16,821	12,455	13,149	2,163
Construction	-	1,198	3,567	3,182	-
Home equity line of credit	1,311	1,163	519	143	67
Consumer	-	53	106	75	-
Total	$45,744	$42,120	$25,283	$25,843	$12,449

Past Due Loans

The Bank's overall loan delinquency ratio was 2.67% at December 31, 2012, versus 3.07% at December 31, 2011. Loans 90 days delinquent and accruing decreased from $1.2 million at December 31, 2011 to $1.1 million as of December 31, 2012. This total is made up of 7 loans, with the largest loan totaling $521,000. We expect to collect all amounts due on these loans, including interest.
The following table sets forth loan delinquencies as of December 31, 2012, 2011, 2010, 2009 and 2008:

	As of December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Commercial
Real estate	$4,898	$6,864	$6,055	$9,443	$10,446
Construction	64	1,777	1,057	458	584
Other	3,182	2,623	4,440	3,607	4,713
Municipal	136	-	-	-	-
Residential
Term	12,784	12,174	12,231	11,747	11,526
Construction	188	1,198	1,828	3,182	-
Home equity line of credit	1,699	1,614	2,038	682	1,423
Consumer	216	347	266	775	609
Total	$23,167	$26,597	$27,915	$29,894	$29,301
Loans 30-89 days past due to total loans	0.92%	1.00%	1.32%	1.26%	1.21%
Loans 90+ days past due and accruing to total loans	0.12%	0.14%	0.13%	0.12%	0.51%
Loans 90+ days past due on non-accrual to total loans	1.63%	1.93%	1.70%	1.76%	1.27%
Total past due loans to total loans	2.67%	3.07%	3.15%	3.14%	2.99%

As of December 31, 2012, the UBPR peer group had loans 30-89 days past due of 0.70% and loans 90+ days past due on non-accrual of 1.73%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2012, there were 15 potential problem loans with a balance of $2.7 million or 0.3% of total loans. This compares to 28 loans with a balance of $4.7 million or 0.5% of total loans at December 31, 2011.
As of December 31, 2012, there were 38 loans in the process of foreclosure with a total balance of $5.9 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In July 2012, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac's and Fannie Mae's published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2012, there were 32 properties owned with a net OREO balance of $7.6 million, net of an allowance for losses of $373,000, compared to December 31, 2011 when there were 16 properties owned with a net OREO balance of $4.1 million, net of an allowance for losses of $436,000. The following table presents the composition of other real estate owned as of December 31, 2012, 2011, 2010, 2009 and 2008:

	As of December 31,
Dollars in thousands	2012	2011	2010	2009	2008
Carrying Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	3,406	59	424	1,182	1,172
Other	1,617	1,504	1,795	1,920	731
Municipal	-	-	-	-	-
Residential
Term	2,943	2,967	2,842	2,826	849
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$7,966	$4,530	$5,061	$5,928	$2,752
Related Allowance
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	-	-	-	476	325
Other	158	127	66	-	-
Municipal	-	-	-	-	-
Residential
Term	215	309	66	107	-
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$373	$436	$132	$583	$325
Net Value
Commercial
Real estate	$-	$-	$-	$-	$-
Construction	3,406	59	424	706	848
Other	1,459	1,377	1,729	1,920	731
Municipal	-	-	-	-	-
Residential
Term	2,728	2,658	2,776	2,719	849
Construction	-	-	-	-	-
Home equity line of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$7,593	$4,094	$4,929	$5,345	$2,428

Funding, Liquidity and Capital Resources

As of December 31, 2012, the Bank had primary sources of liquidity of $276.2 million or 19.9% of assets. It is Management's opinion that this is appropriate. In addition, the Bank has an additional $115.8 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $48.0 million in credit lines with correspondent banks, and $142.3 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $582.3 million or 41.2% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 69.4% of total average assets in 2012. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits

During 2012, total deposits increased by $17.5 million or 1.9%, ending the year at $958.8 million compared to $941.3 million at December 31, 2011. Low-cost deposits (demand, NOW, and savings accounts) increased by $59.7 million or 19.1% during the year, money market deposits increased $2.0 million or 2.5%, and certificates of deposit decreased $44.1 million or 8.0%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is due to an inflow of low-cost deposits due to the low interest rate environment and a net $25 million lift in low-cost deposits in the fourth quarter with the acquisition of the former Bank of America branch in Rockland. Average deposits decreased $26.6 million in 2012, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2012	2011	2010	2012 vs. 2011
Demand deposits	$80,461	$76,686	$69,260	4.92%
NOW accounts	129,125	123,377	118,400	4.66%
Money market accounts	76,972	74,945	78,155	2.70%
Savings	124,173	109,561	97,484	13.34%
Certificates of deposit	576,049	628,855	597,982	-8.40%
Total deposits	$986,780	$1,013,424	$961,281	-2.63%

The average cost of deposits (including non-interest-bearing accounts) was 0.85% for the year ended December 31, 2012, compared to 0.96% for the year ended December 31, 2011 and 1.07% for the year ended December 31, 2010. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2012	2011	2010
NOW	0.18%	0.26%	0.33%
Money market	0.31%	0.46%	0.69%
Savings	0.28%	0.44%	0.60%
Certificates of deposit	1.31%	1.37%	1.47%
Total interest-bearing deposits	0.93%	1.04%	1.15%

Of all certificates of deposit, $304.7 million or 60.33% will mature by December 31, 2013. As of December 31, 2012, the Bank held a total of $305.8 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2012	2011
Within 3 Months	$131,768	$140,397
3 Months through 6 months	34,838	50,919
6 months through 12 months	53,129	38,240
Over 12 months	86,056	102,784
Total	$305,791	$332,340

Borrowed Funds

Borrowed funds consists mainly of advances from the Federal Home Loan Bank of Boston (FHLB) which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2012, the Bank's total FHLB borrowing capacity, based upon the Bank's holding of FHLB stock, was $248.9 million, of which $67.5 million was unused. As of December 31, 2012, advances totaled $181.4 million, with a weighted average interest rate of 2.04% and remaining maturities ranging from two days to 12 years. This compares to advances totaling $175.1 million, with a weighted average interest rate of 1.89% and remaining maturities ranging from three days to 13 years, as of December 31, 2011, and advances totaling $198.6 million, with a weighted average interest rate of 2.09% and remaining maturities ranging from three days to 14 years, as of December 31, 2010. The increase in the weighted average rate paid on borrowed funds in 2012 compared to 2011 is due to maturing lower-cost borrowings being replaced by other sources of funding, and as a result increasing the average rate since the remaining liabilities have higher interest rates.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2012 was $101.5 million, compared to $90.5 million on December 31, 2011, and $57.3 million on December 31, 2010. The weighted average rates of these agreements were 0.84% as of December 31, 2012, compared to 0.97% as of December 31, 2011 and 1.16% as of December 31, 2010.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $304.7 million at the end of September in 2012, $277.4 million at the end of October in 2011, and $257.3 million at the end of December in 2010. The average amount outstanding during 2012 was $263.3 million with a weighted average interest rate of 1.73%. This compares to an average outstanding amount of $241.9 million with a weighted average interest rate of 2.05% in 2011, and an average outstanding amount of $230.9 million with a weighted average interest rate of 2.76% in 2010. The decline in average cost realized during 2012 is consistent with the interest rate policy and actions of the FOMC.

Capital Resources

Shareholders' equity as of December 31, 2012 was $156.3 million, compared to $150.9 million as of December 31, 2011. The Company's earnings for 2012, net of dividends paid, added to shareholders' equity. Capital at December 31, 2012 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.46% on December 31, 2012 and 8.32% at December 31, 2011. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2012, the Company had tier-one risk-based capital of 14.80% and tier-two risk-based capital of 16.05%, versus 14.40% and 15.66%, respectively, at December 31, 2011. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
On November 21, 2008, the Company received approval for a $25.0 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program ("CPP"). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company's books for regulatory purposes and rank senior to the Company's common stock and ranks senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.
On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator, as well as the Bank's primary regulator, the Office of the Comptroller of the Currency. These approvals were based on the Company's and the Bank's continued strong capital ratios after the repayment, and almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of CPP Shares remains outstanding. The warrants issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share were unchanged as a result of the repurchase transaction and remains outstanding.
During 2012, the Company declared cash dividends of $0.195 per share in each quarter or $0.78 per share for the year. The Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 63.93% of earnings in 2012 compared to 68.42% in 2011 and 70.91% in 2010. The ability of the Company to pay cash dividends to its Shareholders depends on receipt of dividends from its subsidiary, the Bank. A total of $8.3 million in dividends was declared in 2012 from the Bank to the Company.
In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The Bank may pay dividends to the Company out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Based upon this restriction, the amount available for dividends in 2013 will be that year's net income plus $6.8 million. The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements.
In 2012, 47,734 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $499,000.  The following table summarizes the Company's 2012 stock issuances:

Dividend reinvestment plan	14,056
Employee stock program	12,451
Stock options exercised	9,000
Net restricted stock grants	12,227
Total	47,734

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2012:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$282,905	$142,749	$50,000	$60,000	$30,156
Operating leases	816	162	274	249	131
Certificates of deposit	505,056	304,719	166,397	33,940	-
Total	$788,777	$447,630	$216,671	$94,189	$30,287
Unused lines, collateralized by residential real estate	$56,420	$56,420	$-	$-	$-
Other unused commitments	45,747	45,747	-	-	-
Standby letters of credit	2,700	2,700	-	-	-
Commitments to extend credit	6,245	6,245	-	-	-
Total loan commitments and unused lines of credit	$111,112	$111,112	$-	$-	$-

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2012, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2012, the Company made capital purchases totaling $1.7 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of seven years, adding approximately $247,000 to pre-tax operating costs per year. The Company also purchased a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. The Company also purchased a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in February of 2013. The acquisition allows the Bank to expand its community banking franchise into eastern Maine and expand its presence in Rockland, Maine. The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Dollars in thousands
Assets
Cash	$25,297
Loans	224
Bank premises and equipment	3,776
Accrued interest receivable and other assets	24
Core deposit intangible	432
Goodwill	2,121
Liabilities
Deposits	$31,858
Accrued interest and other liabilities	16

The purchase premium of $2.6 million was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense will be included in other noninterest expense in the Consolidated Statements of Income and Comprehensive Income and is deductible for tax purposes. As of December 31, 2012, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

Dollars in thousands
2013	$43
2014	43
2015	43
2016	43
2017	43
Thereafter	217
Total	$432

The banking facilities were valued at the most recent tax assessed value, which approximates fair value. The loans acquired were recorded at fair value at the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible totaled $2.1 million and was recorded as goodwill. The goodwill is not amortizable but is deductible for tax purposes. Management periodically assesses qualitative factors to determine whether goodwill is impaired. Management is not aware of any such events or circumstances that would cause it to conclude that the goodwill is impaired.

Goodwill

In addition to goodwill totaling $2.1 million related to the 2012 purchase detailed in the previous section, the Company booked $27.6 million in goodwill related to the 2005 acquisition of FNB Bankshares of Bar Harbor, Maine. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. As of December 31, 2012, the Company completed its annual review of goodwill and determined there has been no impairment.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company's future operating results or financial condition.

The First Bancorp - 2012 Form 10-K - Page 54

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, and the Company's market risk is composed primarily of interest rate risk. The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2012, was +11.52% of total assets, which compares to +1.55% of assets at December 31, 2011. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2012, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at carrying value	$45,707	$75,985	$143,676	$169,566
Restricted equity securities, at cost	13,412	-	-	1,036
Loans held for sale	-	-	-	-
Loans	408,569	149,506	155,506	155,703
Other interest-earning assets	-	10,510	-	-
Non-rate-sensitive assets	11,632	-	-	82,508
Total assets	479,320	236,001	299,182	408,813
Interest-bearing deposits	244,136	153,375	238,856	232,231
Borrowed funds	142,749	-	110,000	30,156
Non-rate-sensitive liabilities and equity	2,791	8,318	45,106	215,598
Total liabilities and equity	389,676	161,693	393,962	477,985
Period gap	$89,644	$74,308	$(94,780)	$(69,172)
Percent of total assets	6.30%	5.22%	-6.66%	-4.86%
Cumulative gap (current)	89,644	163,952	69,172	-
Percent of total assets	6.30%	11.52%	4.86%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.5% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.8% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and

The First Bancorp - 2012 Form 10-K - Page 55

assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 6.1% in a falling-rate scenario, and higher than that earned in a stable rate environment by 1.1% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2012 and 2011 is presented in the following table:

Changes in Net Interest Income	2012	2011
Year 1
Projected changes if rates decrease by 1.0%	-1.5%	-0.8%
Projected change if rates increase by 2.0%	+0.8%	-0.4%
Year 2
Projected changes if rates decrease by 1.0%	-6.1%	-7.6%
Projected change if rates increase by 2.0%	+1.1%	-1.0%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2012, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2012, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain stable in the next two years and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2012 Form 10-K - Page 56

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary
As of December 31,	2012	2011
Assets
Cash and cash equivalents	$14,958,000	$14,115,000
Interest bearing deposits in other banks	1,638,000	-
Securities available for sale	291,614,000	286,202,000
Securities to be held to maturity (fair value of $150,247,000 at December 31, 2012, and $130,677,000 at December 31, 2011)	143,320,000	122,661,000
Restricted equity securities, at cost	14,448,000	15,443,000
Loans held for sale	1,035,000	-
Loans	869,284,000	864,988,000
Less allowance for loan losses	12,500,000	13,000,000
Net loans	856,784,000	851,988,000
Accrued interest receivable	4,912,000	4,835,000
Premises and equipment, net	22,988,000	18,842,000
Other real estate owned	7,593,000	4,094,000
Goodwill	29,805,000	27,684,000
Other assets	25,904,000	27,003,000
Total assets	$1,414,999,000	$1,372,867,000
Liabilities
Demand deposits	$90,252,000	$75,750,000
NOW deposits	147,309,000	122,775,000
Money market deposits	80,983,000	79,015,000
Savings deposits	135,250,000	114,617,000
Certificates of deposit	505,056,000	549,176,000
Total deposits	958,850,000	941,333,000
Borrowed funds – short term	142,750,000	135,500,000
Borrowed funds – long term	140,155,000	130,163,000
Other liabilities	16,921,000	15,013,000
Total liabilities	1,258,676,000	1,222,009,000
Commitments and contingent liabilities (notes 13, 17, 18 and 21)
Shareholders' equity
Preferred stock, $1,000 preference value per share	12,402,000	12,303,000
Common stock, one cent par value per share	98,000	98,000
Additional paid-in capital	46,314,000	45,829,000
Retained earnings	89,692,000	85,314,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available-for-sale	7,940,000	7,401,000
Net unrecognized loss on postretirement benefit costs	(123,000)	(87,000)
Total shareholders' equity	156,323,000	150,858,000
Total liabilities and shareholders' equity	$1,414,999,000	$1,372,867,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	9,859,914	9,812,180
Book value per common share	$14.60	$14.12
Tangible book value per common share	$11.47	$11.20
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2012 Form 10-K - Page 57

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2012	2011	2010
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $629,000 in 2012, $696,000 in 2011, and $868,000 in 2010)	$37,026,000	$39,805,000	$43,903,000
Interest on deposits with other banks	4,000	12,000	6,000
Interest and dividends on investments (includes tax-exempt income of $5,175,000 in 2012, $4,332,000 in 2011, and $3,373,000 in 2010)	14,795,000	15,885,000	13,351,000
Total interest and dividend income	51,825,000	55,702,000	57,260,000
Interest expense
Interest on deposits	8,396,000	9,746,000	10,297,000
Interest on borrowed funds	4,542,000	4,963,000	6,374,000
Total interest expense	12,938,000	14,709,000	16,671,000
Net interest income	38,887,000	40,993,000	40,589,000
Provision for loan losses	7,835,000	10,550,000	8,400,000
Net interest income after provision for loan losses	31,052,000	30,443,000	32,189,000
Non-interest income
Fiduciary and investment management income	1,636,000	1,506,000	1,455,000
Service charges on deposit accounts	2,671,000	2,688,000	2,838,000
Net securities gains	1,968,000	3,293,000	2,000
Mortgage origination and servicing income	1,396,000	1,138,000	1,796,000
Other operating income	3,607,000	3,125,000	3,044,000
Total non-interest income	11,278,000	11,750,000	9,135,000
Non-interest expense
Salaries and employee benefits	12,691,000	12,245,000	11,927,000
Occupancy expense	1,639,000	1,583,000	1,536,000
Furniture and equipment expense	2,235,000	2,144,000	2,209,000
FDIC insurance premiums	1,212,000	1,391,000	1,931,000
Acquisition-related costs	251,000	-	-
Amortization of identified intangibles	283,000	283,000	283,000
Other operating expense	7,960,000	8,392,000	7,244,000
Total non-interest expense	26,271,000	26,038,000	25,130,000
Income before income taxes	16,059,000	16,155,000	16,194,000
Applicable tax expense	3,371,000	3,791,000	4,078,000
Net income	$12,688,000	$12,364,000	$12,116,000
Basic earnings per common share	$1.22	$1.14	$1.10
Diluted earnings per common share	1.22	1.14	1.10
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	829,000	14,551,000	(2,973,000)
Related tax expense (benefit)	290,000	5,093,000	(1,041,000)
Net unrealized gain (loss) on securities available for sale	539,000	9,458,000	(1,932,000)
Unrecognized postretirement benefits	(56,000)	(22,000)	213,000
Related tax expense (benefit)	(20,000)	(8,000)	75,000
Net unrecognized (loss) gain on postretirement benefits	(36,000)	(14,000)	138,000
Other comprehensive income (loss)	503,000	9,444,000	(1,794,000)
Comprehensive income	$13,191,000	$21,808,000	$10,322,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2012 Form 10-K - Page 58

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,606,000	9,744,170	$45,218,000	$78,450,000	$(336,000)	$147,938,000
Net income	-	-	-	12,116,000	-	12,116,000
Net unrealized loss on securities available for sale, net of tax benefit of $1,041,000	-	-	-	-	(1,932,000)	(1,932,000)
Unrecognized transition obligation for post-retirement benefits, net of taxes of $75,000	-	-	-	-	138,000	138,000
Comprehensive income	-	-	-	12,116,000	(1,794,000)	10,322,000
Cash dividends declared	-	-	-	(8,865,000)	-	(8,865,000)
Equity compensation expense	-	-	37,000	-	-	37,000
Amortization of premium for preferred stock issuance	99,000	-	(99,000)	-	-	-
Proceeds from sale of common stock	-	28,855	416,000	-	-	416,000
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	-	-	-	12,364,000	-	12,364,000
Net unrealized gain on securities available for sale, net of taxes of $5,093,000	-	-	-	-	9,458,000	9,458,000
Unrecognized transition obligation post-retirement benefits, net of tax benefit of $8,000	-	-	-	-	(14,000)	(14,000)
Comprehensive income	-	-	-	12,364,000	9,444,000	21,808,000
Cash dividends declared	-	-	-	(8,751,000)	-	(8,751,000)
Equity compensation expense	-	-	22,000	-	-	22,000
Amortization of premium for preferred stock issuance	98,000	-	(98,000)	-	-	-
Payment to repurchase preferred stock	(12,500,000)	-	-	-	-	(12,500,000)
Proceeds from sale of common stock	-	39,155	431,000	-	-	431,000
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000

The First Bancorp - 2012 Form 10-K - Page 59

		Common stock and			Accumulated other	Total
	Preferred	additional paid-in capital		Retained	comprehensive	shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	-	-	-	12,688,000	-	12,688,000
Net unrealized gain on securities available for sale, net of taxes of $290,000	-	-	-	-	539,000	539,000
Unrecognized loss on post-retirement benefits, net of tax benefit of $20,000	-	-	-	-	(36,000)	(36,000)
Comprehensive income	-	-	-	12,688,000	503,000	13,191,000
Cash dividends declared	-	-	-	(8,310,000)	-	(8,310,000)
Equity compensation expense	-	-	85,000	-	-	85,000
Amortization of premium for preferred stock issuance	99,000	-	(99,000)	-	-	-
Proceeds from sale of common stock	-	47,734	499,000	-	-	499,000
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2012 Form 10-K - Page 60

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary
For the years ended December 31,	2012	2011	2010
Cash flows from operating activities
Net income	$12,688,000	$12,364,000	$12,116,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,314,000	1,355,000	1,394,000
Change in deferred taxes	(108,000)	730,000	395,000
Provision for loan losses	7,835,000	10,550,000	8,400,000
Loans originated for resale	(40,606,000)	(34,304,000)	(65,726,000)
Proceeds from sales and transfers of loans	39,571,000	37,110,000	65,796,000
Net gain on sale or call of securities	(1,968,000)	(3,293,000)	(2,000)
Net amortization of investment premiums	2,676,000	3,583,000	899,000
Net (gain) loss on sale of other real estate owned	(7,000)	(7,000)	122,000
Provision for losses on other real estate owned	397,000	1,284,000	352,000
Equity compensation expense	85,000	22,000	37,000
Net decrease in other assets and accrued interest	756,000	1,288,000	177,000
Net increase (decrease) in other liabilities	1,631,000	(1,596,000)	1,139,000
Net loss on disposal of premises and equipment	-	5,000	-
Amortization of investments in limited partnerships	476,000	390,000	300,000
Net acquisition amortization	283,000	244,000	251,000
Net cash provided by operating activities	25,023,000	29,725,000	25,650,000
Cash flows from investing activities
Net increase (decrease) in interest-bearing deposits in other banks	(1,638,000)	100,000	(100,000)
Proceeds from sales of securities available for sale	26,437,000	140,417,000	202,000
Proceeds from maturities, payments, calls of securities available for sale	61,776,000	42,756,000	101,223,000
Proceeds from maturities, payments, calls of securities held to maturity	53,958,000	28,644,000	84,287,000
Proceeds from sales of other real estate owned	3,345,000	5,124,000	3,722,000
Purchases of securities available for sale	(93,378,000)	(161,386,000)	(316,453,000)
Purchases of securities to be held to maturity	(74,743,000)	(44,424,000)	(1,363,000)
Redemption of restricted equity securities	995,000	-	-
Net (increase) decrease in loans	(19,635,000)	6,176,000	52,395,000
Capital expenditures	(1,726,000)	(1,222,000)	(2,043,000)
Proceeds from sale of premises and equipment	42,000	-	-
Cash acquired, net of cash paid, in branch acquisitions	25,297,000	-	-
Net cash provided by (used in) investing activities	(19,270,000)	16,185,000	(78,130,000)
Cash flows from financing activities
Net increase (decrease) in transaction and savings accounts	37,552,000	25,828,000	(241,000)
Net increase (decrease) in certificates of deposit	(51,893,000)	(58,981,000)	52,124,000
Advances on long-term borrowings	-	30,000,000	30,000,000
Repayments on long-term borrowings	-	(30,000,000)	(50,000,000)
Net increase in short-term borrowings	17,242,000	8,340,000	27,552,000
Repurchase of preferred stock	-	(12,500,000)	-
Proceeds from sale of common stock	499,000	431,000	416,000
Dividends paid	(8,310,000)	(8,751,000)	(8,865,000)
Net cash provided by (used in) financing activities	(4,910,000)	(45,633,000)	50,986,000
Net increase (decrease) in cash and cash equivalents	843,000	277,000	(1,494,000)
Cash and cash equivalents at beginning of year	14,115,000	13,838,000	15,332,000
Cash and cash equivalents at end of year	$14,958,000	$14,115,000	$13,838,000
Interest paid	$13,052,000	$14,901,000	$16,824,000
Income taxes paid	2,547,000	3,037,000	3,317,000
Non-cash transactions:
Net transfer from loans to other real estate owned	7,234,000	5,566,000	3,780,000
Fair value of assets acquired	(6,577,000)	-	-
Less liabilities assumed	31,874,000	-	-
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2012 Form 10-K - Page 61

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, The First, N.A. ("the Bank"), provides a full range of banking services to individual and corporate customers from sixteen offices in coastal and eastern Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2012, have been evaluated as to their potential impact to the financial statements.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date.

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

The First Bancorp - 2012 Form 10-K - Page 62

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Annual amortization expense for 2012, 2011 and 2010 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for each year until fully amortized will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2012, the Company determined goodwill and other intangible assets were not impaired.

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

Accrual of Interest Income and Expense
Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. For all classes of loans, recording of interest income on problem loans, which includes impaired loans, ceases when collectibility of principal and interest within a reasonable period of time becomes doubtful. Cash payments received on non-accrual loans, which includes impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection.

The First Bancorp - 2012 Form 10-K - Page 63

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

Earnings Per Share
Basic earnings per share data are based on the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to restricted stock granted and stock options and warrants outstanding, determined by the treasury stock method.

Post-Retirement Benefits
The cost of providing post-retirement benefits is accrued during the active service period of the employee or director.

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, and unrecognized gains and loss related to post-retirement benefit costs, net of tax.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2012 the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $882,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2012 Form 10-K - Page 64

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2012 and 2011:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2012	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$164,752,000	$4,636,000	$(295,000)	$169,093,000
State and political subdivisions	113,069,000	8,074,000	(199,000)	120,944,000
Corporate securities	-	-	-	-
Other equity securities	1,578,000	43,000	(44,000)	1,577,000
	$279,399,000	$12,753,000	$(538,000)	$291,614,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,919,000	$242,000	$(182,000)	$60,979,000
Mortgage-backed securities	39,193,000	2,850,000	(19,000)	42,024,000
State and political subdivisions	42,908,000	4,036,000	-	46,944,000
Corporate securities	300,000	-	-	300,000
	$143,320,000	$7,128,000	$(201,000)	$150,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$-	$-	$13,412,000
Federal Reserve Bank Stock	1,036,000	-	-	1,036,000
	$14,448,000	$-	$-	$14,448,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2011	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$191,924,000	$6,486,000	$(178,000)	$198,232,000
State and political subdivisions	80,259,000	5,484,000	(17,000)	85,726,000
Corporate securities	1,098,000	-	(287,000)	811,000
Other equity securities	1,535,000	37,000	(139,000)	1,433,000
	$274,816,000	$12,007,000	$(621,000)	$286,202,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$19,390,000	$132,000	$-	$19,522,000
Mortgage-backed securities	56,800,000	3,900,000	(3,000)	60,697,000
State and political subdivisions	46,171,000	4,159,000	(172,000)	50,158,000
Corporate securities	300,000	-	-	300,000
	$122,661,000	$8,191,000	$(175,000)	$130,677,000
Restricted equity securities
Federal Home Loan Bank Stock	$14,031,000	$-	$-	$14,031,000
Federal Reserve Bank Stock	1,412,000	-	-	1,412,000
	$15,443,000	$-	$-	$15,443,000

The First Bancorp - 2012 Form 10-K - Page 65

The following table summarizes the contractual maturities of investment securities at December 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$18,761,000	$18,926,000	$3,754,000	$3,785,000
Due in 1 to 5 years	27,243,000	27,816,000	11,950,000	12,701,000
Due in 5 to 10 years	16,686,000	17,666,000	27,461,000	29,986,000
Due after 10 years	215,131,000	225,629,000	100,155,000	103,775,000
Equity securities	1,578,000	1,577,000	-	-
	$279,399,000	$291,614,000	$143,320,000	$150,247,000

The following table summarizes the contractual maturities of investment securities at December 31, 2011:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$6,617,000	$6,773,000	$5,179,000	$5,227,000
Due in 1 to 5 years	18,792,000	19,473,000	10,085,000	10,654,000
Due in 5 to 10 years	23,219,000	24,065,000	23,027,000	24,694,000
Due after 10 years	224,653,000	234,458,000	84,370,000	90,102,000
Equity securities	1,535,000	1,433,000	-	-
	$274,816,000	$286,202,000	$122,661,000	$130,677,000

At December 31, 2012, securities with a fair value of $154,817,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $141,506,000, as of December 31, 2011 pledged for the same purpose.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2012, 2011 and 2010:

	2012	2011	2010
Proceeds from sales of securities	$26,437,000	$140,417,000	$202,000
Gross realized gains	2,257,000	4,020,000	2,000
Gross realized losses	(289,000)	(727,000)	-
Net gain	$1,968,000	$3,293,000	$2,000
Related income taxes	$689,000	$1,153,000	$1,000

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income for the years ended December 31, 2012, 2011 and 2010.

Years ended December 31,	2012	2011	2010
Balance at beginning of year	$7,401,000	$(2,057,000)	$(125,000)
Unrealized gains (losses) arising during the period	2,797,000	17,844,000	(2,971,000)
Realized gains during the period	(1,968,000)	(3,293,000)	(2,000)
Related deferred taxes	(290,000)	(5,093,000)	1,041,000
Net change	539,000	9,458,000	(1,932,000)
Balance at end of year	$7,940,000	$7,401,000	$(2,057,000)

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2012, there were 42 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 7 had been temporarily impaired for

The First Bancorp - 2012 Form 10-K - Page 66

12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.
      Information regarding securities temporarily impaired as of December 31, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$15,817,000	$(182,000)	$-	$-	$15,817,000	$(182,000)
Mortgage-backed securities	9,982,000	(231,000)	2,534,000	(83,000)	12,516,000	(314,000)
State and political subdivisions	8,621,000	(199,000)	-	-	8,621,000	(199,000)
Corporate securities	-	-	-	-	-	-
Other equity securities	-	-	222,000	(44,000)	222,000	(44,000)
	$34,420,000	$(612,000)	$2,756,000	$(127,000)	$37,176,000	$(739,000)

Information regarding securities temporarily impaired as of December 31, 2011 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	12,489,000	(25,000)	6,780,000	(156,000)	19,269,000	(181,000)
State and political subdivisions	1,984,000	(17,000)	1,667,000	(172,000)	3,651,000	(189,000)
Corporate securities	-	-	811,000	(287,000)	811,000	(287,000)
Other equity securities	154,000	(120,000)	34,000	(19,000)	188,000	(139,000)
	$14,627,000	$(162,000)	$9,292,000	$(634,000)	$23,919,000	$(796,000)

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2012 and December 31, 2011, the Bank's investment in FHLB stock totaled $13,412,000 and $14,031,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012. The Bank will continue to monitor its investment in FHLB stock.

The First Bancorp - 2012 Form 10-K - Page 67

Note 4. Loan Servicing
At December 31, 2012 and 2011, the Bank serviced loans for others totaling $205,859,000 and $238,221,000, respectively. Net gains from the sale of loans totaled $1,191,000 in 2012, $756,000 in 2011, and $977,000 in 2010. In 2012, mortgage servicing rights of $330,000 were capitalized and amortization for the year totaled $636,000. At December 31, 2012, mortgage servicing rights had a fair value of $1,228,000. In 2011, mortgage servicing rights of $368,000 were capitalized and amortization for the year totaled $573,000. At December 31, 2011, mortgage servicing rights had a fair value of $1,581,000.
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2012, the prepayment assumption using the PSA model was 412, which translates into an anticipated prepayment rate of 24.72%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 4.86%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2012	2011
Mortgage servicing rights	$6,430,000	$6,099,000
Accumulated amortization	(5,473,000)	(4,837,000)
Impairment reserve	(90,000)	(61,000)
	$867,000	$1,201,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Commercial
Real estate	$251,335,000	28.9%	$255,424,000	29.5%
Construction	22,417,000	2.6%	32,574,000	3.8%
Other	81,183,000	9.3%	86,982,000	10.1%
Municipal	14,704,000	1.7%	16,221,000	1.9%
Residential
Term	379,447,000	43.7%	341,286,000	39.5%
Construction	6,459,000	0.7%	10,469,000	1.2%
Home equity line of credit	99,082,000	11.4%	105,244,000	12.1%
Consumer	14,657,000	1.7%	16,788,000	1.9%
Total loans	$869,284,000	100.0%	$864,988,000	100.0%

Loan balances include net deferred loan costs of $1,783,000 in 2012 and $1,386,000 in 2011. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $256,378,000 and $211,597,000 at December 31, 2012 and 2011, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $220,520,000 at December 31, 2012 were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2012 and 2011, non-accrual loans were $19,150,000 and $27,806,000, respectively. As of December 31, 2012, 2011 and 2010, interest income which would have been recognized on these loans, if interest had been accrued, was $1,158,000, $1,052,000, and $1,334,000, respectively. Loans more than 90 days past due accruing interest totaled $1,051,000 at December 31, 2012 and $1,170,000 at December 31, 2011. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2012 Form 10-K - Page 68

       Loans to directors, officers and employees totaled $28,707,000 at December 31, 2012 and $37,935,000 at December 31, 2011. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2012	2011
Balance at beginning of year	$24,551,000	$25,525,000
New loans	275,000	237,000
Repayments	(9,909,000)	(1,211,000)
Balance at end of year	$14,917,000	$24,551,000

Information on the past-due status of loans as of December 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,172,000	$346,000	$2,380,000	$4,898,000	$246,437,000	$251,335,000	$102,000
Construction		29,000	35,000	64,000	22,353,000	22,417,000	-
Other	658,000	218,000	2,306,000	3,182,000	78,001,000	81,183,000	2,000
Municipal	136,000	-	-	136,000	14,568,000	14,704,000	-
Residential
Term	2,404,000	1,082,000	9,298,000	12,784,000	366,663,000	379,447,000	363,000
Construction	188,000	-	-	188,000	6,271,000	6,459,000	-
Home equity line of credit	430,000	133,000	1,136,000	1,699,000	97,383,000	99,082,000	539,000
Consumer	101,000	70,000	45,000	216,000	14,441,000	14,657,000	45,000
Total	$6,089,000	$1,878,000	$15,200,000	$23,167,000	$846,117,000	$869,284,000	$1,051,000

Information on the past-due status of loans as of December 31, 2011, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,367,000	$1,505,000	$3,992,000	$6,864,000	$248,560,000	$255,424,000	$-
Construction	-	174,000	1,603,000	1,777,000	30,797,000	32,574,000	-
Other	665,000	766,000	1,192,000	2,623,000	84,359,000	86,982,000	52,000
Municipal	-	-	-	-	16,221,000	16,221,000	-
Residential
Term	1,933,000	1,398,000	8,843,000	12,174,000	329,112,000	341,286,000	1,118,000
Construction	-	-	1,198,000	1,198,000	9,271,000	10,469,000	-
Home equity line of credit	480,000	-	1,134,000	1,614,000	103,630,000	105,244,000	-
Consumer	230,000	101,000	16,000	347,000	16,441,000	16,788,000	-
Total	$4,675,000	$3,944,000	$17,978,000	$26,597,000	$838,391,000	$864,988,000	$1,170,000

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

The First Bancorp - 2012 Form 10-K - Page 69

proceeding in due course either (1) through legal action, including judgment enforcement procedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
Information on nonaccrual loans as of December 31, 2012 and 2011 is presented in the following table:

	As of December 31
	2012	2011
Commercial
Real estate	$4,603,000	$7,064,000
Construction	101,000	2,350,000
Other	3,459,000	5,784,000
Municipal	-	-
Residential
Term	10,333,000	10,194,000
Construction	-	1,198,000
Home equity line of credit	654,000	1,163,000
Consumer	-	53,000
Total	$19,150,000	$27,806,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2012	2011	2010
Average investment in impaired loans	$45,019,000	$28,777,000	$25,836,000
Interest income recognized on impaired loans, all on cash basis	1,039,000	598,000	143,000

As of December 31,	2012	2011
Balance of impaired loans	$45,744,000	$42,120,000
Less portion for which no allowance for loan losses is allocated	(28,282,000)	(27,897,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$17,462,000	$14,223,000
Portion of allowance for loan losses allocated to the impaired loan balance	$3,539,000	$2,058,000

Impaired loans include restructured loans and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference, or, in certain situations, if the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, the difference is written off.

The First Bancorp - 2012 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$-	$10,102,000	$199,000
Construction	101,000	115,000	-	2,533,000	-
Other	4,737,000	5,345,000	-	2,877,000	53,000
Municipal	-	-	-	-	-
Residential
Term	12,747,000	14,440,000	-	9,801,000	189,000
Construction	-	-	-	560,000	-
Home equity line of credit	1,311,000	1,440,000	-	961,000	27,000
Consumer	-	-	-	3,000	-
	$28,282,000	$31,303,000	$-	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	-	-	-	-	-
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	-	-	-	261,000	-
Home equity line of credit	-	-	-	442,000	-
Consumer	-	-	-	9,000	-
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	-	-	-	-	-
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	-	-	-	821,000	-
Home equity line of credit	1,311,000	1,440,000	-	1,403,000	27,000
Consumer	-	-	-	12,000	-
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2012 Form 10-K - Page 71

A breakdown of impaired loans by category as of December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$-	$5,212,000	$23,000
Construction	5,172,000	5,172,000	-	1,072,000	143,000
Other	6,022,000	6,022,000	-	1,918,000	28,000
Municipal	-	-	-	-	-
Residential
Term	9,875,000	9,875,000	-	9,493,000	54,000
Construction	468,000	468,000	-	961,000	-
Home equity line of credit	739,000	739,000	-	646,000	-
Consumer	37,000	37,000	-	39,000	-
	$27,897,000	$27,897,000	$-	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	-
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	-	-	-	-	-
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	-
Home equity line of credit	424,000	424,000	91,000	272,000	-
Consumer	16,000	16,000	11,000	57,000	-
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,318,000	143,000
Other	7,042,000	7,042,000	402,000	2,600,000	47,000
Municipal	-	-	-	-	-
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	-
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	-
Consumer	53,000	53,000	11,000	96,000	-
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

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

The First Bancorp - 2012 Form 10-K - Page 72

      The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2012 and 2011:

As of December 31,	2012	2011
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$1,523,000	$808,000
Construction	969,000	33,000
Other	652,000	402,000
Municipal	-	-
Residential
Term	395,000	478,000
Construction	-	235,000
Home equity line of credit	-	91,000
Consumer	-	11,000
Total	$3,539,000	$2,058,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$4,342,000	$4,851,000
Construction	390,000	625,000
Other	1,398,000	1,661,000
Municipal	18,000	19,000
Residential
Term	714,000	681,000
Construction	11,000	20,000
Home equity line of credit	654,000	504,000
Consumer	592,000	573,000
Unallocated	842,000	2,008,000
Total	$8,961,000	$10,942,000
Total Allowance for Loan Losses
Commercial
Real estate	$5,865,000	$5,659,000
Construction	1,359,000	658,000
Other	2,050,000	2,063,000
Municipal	18,000	19,000
Residential
Term	1,109,000	1,159,000
Construction	11,000	255,000
Home equity line of credit	654,000	595,000
Consumer	592,000	584,000
Unallocated	842,000	2,008,000
Total	$12,500,000	$13,000,000

       The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience; (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance.
      A breakdown of the allowance for loan losses as of December 31, 2012 and 2011, by class of financing receivable and allowance element, is presented in the following tables:

The First Bancorp - 2012 Form 10-K - Page 73

As of December 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523,000	$2,369,000	$1,973,000	$-	$5,865,000
Construction	969,000	213,000	177,000	-	1,359,000
Other	652,000	763,000	635,000	-	2,050,000
Municipal	-	-	18,000	-	18,000
Residential
Term	395,000	278,000	436,000	-	1,109,000
Construction	-	4,000	7,000	-	11,000
Home equity line of credit	-	315,000	339,000	-	654,000
Consumer	-	362,000	230,000	-	592,000
Unallocated	-	-	-	842,000	842,000
	$3,539,000	$4,304,000	$3,815,000	$842,000	$12,500,000

As of December 31, 2011	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$808,000	$2,578,000	$2,273,000	$-	$5,659,000
Construction	33,000	332,000	293,000	-	658,000
Other	402,000	883,000	778,000	-	2,063,000
Municipal	-	-	19,000	-	19,000
Residential
Term	478,000	222,000	459,000	-	1,159,000
Construction	235,000	6,000	14,000	-	255,000
Home equity line of credit	91,000	149,000	355,000	-	595,000
Consumer	11,000	331,000	242,000	-	584,000
Unallocated	-	-	-	2,008,000	2,008,000
	$2,058,000	$4,501,000	$4,433,000	$2,008,000	$13,000,000

The qualitative amount assigned to the substandard commercial loan segments declined between December 31, 2012, and December 31, 2011, to adjust historical loss averages for the impact of recent write downs taken on a large, atypical credit. Changes to qualitative adjustments for other major portfolio segments were not material in 2012. Qualitative adjustment factors are based upon Management's evaluation of various current conditions, including:
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
The unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. An example of this could be a delay in receiving an updated appraisal on a troubled credit. The unallocated component totaled $842,000 at December, 2012 compared to $2.0 million as of December 31, 2011. The decline in the unallocated amount was deemed appropriate due to the following:

The First Bancorp - 2012 Form 10-K - Page 74

•	Given more certainty in the status of several loans between December 31, 2011 and December 31, 2012, $666,000 was transferred from unallocated to specific reserves.
•
Credit quality improved significantly in 2012. Net loan chargeoffs were $8,335,000 or 0.95% of average loans, down $2,531,000 from net chargeoffs of $10,866,000 or 1.23% of average loans in 2011. Non-performing assets stood at 1.89% of total assets as of December 31, 2012 compared to 2.32% of total assets at December 31, 2011. Past-due loans were 2.67% of total loans as of December 31, 2012, the lowest year-end total in the past five years and well below 3.07% of total loans as of December 31, 2011. Management determined a lower level of unallocated was appropriate and reduced unallocated reserves by $500,000.

Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 23.0% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2012. Construction loans and non-owner-occupied commercial real estate loans are at 81.0% of total capital, well under regulatory guidance of 300.0% of capital at December 31, 2012.
The process of establishing the allowance with respect to the commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of the outstanding loans and commitments are subject to review and validation annually by an independent consultant, as well as periodically by the Company's internal credit review function. The methodology employs Management's judgment as to the level of losses on existing loans based on internal review of the loan portfolio, including an analysis of a borrower's current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining the Company's ability to collect certain loans, Management also considers the fair value of underlying collateral. The risk rating system has eight levels, defined as follows:

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
7    Substandard
Loans in this category are inadequately protected by the current paying capacity of the borrower or of the collateral, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank may sustain some loss if deficiencies are not corrected.
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

The First Bancorp - 2012 Form 10-K - Page 75

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$19,000	$-	$271,000	$1,731,000	$2,021,000
2 Above average	13,871,000	1,274,000	4,084,000	7,061,000	26,290,000
3 Satisfactory	34,454,000	2,312,000	14,578,000	3,487,000	54,831,000
4 Average	99,712,000	12,322,000	28,618,000	2,425,000	143,077,000
5 Watch	43,369,000	1,721,000	19,524,000	-	64,614,000
6 OAEM	26,302,000	79,000	5,300,000	-	31,681,000
7 Substandard	33,153,000	4,709,000	8,806,000	-	46,668,000
8 Doubtful	455,000	-	2,000	-	457,000
Total	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$369,639,000

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2011:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2012. Allowance for loan losses transactions for the years ended December 31, 2012, 2011 and 2010 were as follows:

The First Bancorp - 2012 Form 10-K - Page 76

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2012	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	1,394,000	928,000	3,215,000	-	1,911,000	389,000	688,000	555,000	-	9,080,000
Recoveries	13,000	246,000	113,000	-	110,000	54,000	1,000	208,000	-	745,000
Provision	1,587,000	1,383,000	3,089,000	(1,000)	1,751,000	91,000	746,000	355,000	(1,166,000)	7,835,000
Ending balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Ending balance specifically evaluated for impairment	$1,523,000	$969,000	$652,000	$-	$395,000	$-	$-	$-	$-	$3,539,000
Ending balance collectively evaluated for impairment	$4,342,000	$390,000	$1,398,000	$18,000	$714,000	$11,000	$654,000	$592,000	$842,000	$8,961,000
Related loan balances:
Ending balance	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$379,447,000	$6,459,000	$99,082,000	$14,657,000	$-	$869,284,000
Ending balance specifically evaluated for impairment	$15,774,000	$3,354,000	$5,861,000	$-	$19,444,000	$-	$1,311,000	$-	$-	$45,744,000
Ending balance collectively evaluated for impairment	$235,561,000	$19,063,000	$75,322,000	$14,704,000	$360,003,000	$6,459,000	$97,771,000	$14,657,000	$-	$823,540,000

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2011	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Charge offs	1,619,000	346,000	6,492,000	-	1,421,000	505,000	415,000	381,000	-	11,179,000
Recoveries	23,000	-	60,000	-	7,000	-	1,000	222,000	-	313,000
Provision	1,995,000	(8,000)	6,118,000	-	1,165,000	716,000	339,000	97,000	128,000	10,550,000
Ending balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Ending balance specifically evaluated for impairment	$808,000	$33,000	$402,000	$-	$478,000	$235,000	$91,000	$11,000	$-	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances:
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$-	$864,988,000
Ending balance specifically evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$-	$16,821,000	$1,198,000	$1,163,000	$53,000	$-	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$-	$822,868,000

The First Bancorp - 2012 Form 10-K - Page 77

For the year ended	Commercial			Municipal	Residential		Home Equity	Consumer	Unallocated	Total
December 31, 2010	Real Estate	Construction	Other		Term	Construction	Line of Credit
Allowance for loan losses:
Beginning balance	$4,986,000	$807,000	$3,363,000	$23,000	$1,198,000	$174,000	$515,000	$717,000	$1,854,000	$13,637,000
Charge offs	4,005,000	175,000	1,125,000	-	392,000	2,361,000	8,000	951,000	-	9,017,000
Recoveries	4,000	-	69,000	-	4,000	-	-	219,000	-	296,000
Provision	4,275,000	380,000	70,000	(4,000)	598,000	2,231,000	163,000	661,000	26,000	8,400,000
Ending balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Ending balance specifically evaluated for impairment	$192,000	$152,000	$291,000	$-	$432,000	$-	$122,000	$67,000	$-	$1,256,000
Ending balance collectively evaluated for impairment	$5,068,000	$860,000	$2,086,000	$19,000	$976,000	$44,000	$548,000	$579,000	$1,880,000	$12,060,000
Related loan balances:
Ending balance	$245,540,000	$41,869,000	$101,462,000	$21,833,000	$337,927,000	$15,512,000	$105,297,000	$18,156,000	$-	$887,596,000
Ending balance specifically evaluated for impairment	$5,946,000	$937,000	$1,753,000	$-	$12,455,000	$3,567,000	$519,000	$106,000	$-	$25,283,000
Ending balance collectively evaluated for impairment	$239,594,000	$40,932,000	$99,709,000	$21,833,000	$325,472,000	$11,945,000	$104,778,000	$18,050,000	$-	$862,313,000

The First Bancorp - 2012 Form 10-K - Page 78

Troubled Debt Restructured
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
The Bank applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2012 we had 101 loans with a value of $29,955,000 that have been restructured. This compares to 59 loans with a value of $22,858,000 classified as TDRs as of December 31, 2011. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.
The following table shows TDRs by class and the specific reserve as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$11,961,000	$823,000
Construction	3	3,319,000	969,000
Other	23	3,074,000	574,000
Municipal	-	-	-
Residential
Term	53	10,945,000	224,000
Construction	-	-	-
Home equity line of credit	4	656,000	-
Consumer	-	-	-
	101	$29,955,000	$2,590,000

The following table shows TDRs by class and the specific reserve as of December 31, 2011:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	4	$3,078,000	$273,000
Construction	3	4,506,000	-
Other	9	5,350,000	97,000
Municipal	-	-	-
Residential
Term	43	9,924,000	363,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
	59	$22,858,000	$733,000

The First Bancorp - 2012 Form 10-K - Page 79

As of December 31, 2012, 12 of the loans classified as TDRs with a total balance of $2,413,000 were more than 30 days past due. Of these loans, six loans with an outstanding balance of $1,059,000 had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	3	$760,000	$-
Construction	-	-	-
Other	-	-	-
Municipal	-	-	-
Residential
Term	8	1,624,000	67,000
Construction	-	-	-
Home equity line of credit	1	29,000	-
Consumer	-	-	-
	12	$2,413,000	$67,000

As of December 31, 2011, 14 of the loans classified as TDRs with a total balance of $2,841,000 were more than 30 days past due. Of these loans, six loans with an outstanding balance of $1,588,000 had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2011:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	-	$-	$-
Construction	1	1,154,000	-
Other	3	96,000	47,000
Municipal	-	-	-
Residential
Term	10	1,591,000	52,000
Construction	-	-	-
Home equity line of credit	-	-	-
Consumer	-	-	-
	14	$2,841,000	$99,000

The First Bancorp - 2012 Form 10-K - Page 80

During the year ended December 31, 2012, 52 loans were placed on TDR status with an outstanding balance of $14,657,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.  The following table shows loans placed on TDR status during the year ended December 31, 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	13	$6,821,000	$7,149,000	$180,000
Construction	3	3,319,000	3,333,000	969,000
Other	19	1,887,000	1,903,000	543,000
Municipal	-	-	-	-
Residential
Term	13	1,974,000	1,989,000	77,000
Construction	-	-	-	-
Home equity line of credit	4	656,000	656,000	-
Consumer	-	-	-	-
	52	$14,657,000	$15,030,000	$1,769,000

During the year ended December 31, 2011, 31 loans were placed on TDR status with an outstanding balance of $18,325,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in 2011 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2011:

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

As of December 31, 2012, Management is aware of 11 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,158,000. As of December 31, 2012, there were 24 loans with an outstanding balance of $3,363,000 that were classified as TDRs and were on non-accrual status, five of which, with an outstanding balance of $521,000, were in the process of foreclosure.

The First Bancorp - 2012 Form 10-K - Page 81

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2012	2011
Land	$4,532,000	$4,123,000
Land improvements	781,000	693,000
Buildings	18,958,000	15,415,000
Equipment	11,592,000	10,201,000
	35,863,000	30,432,000
Less accumulated depreciation	12,875,000	11,590,000
	$22,988,000	$18,842,000

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2012	2011
Real estate acquired in settlement of loans	$7,593,000	$4,094,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2012	2011	2010
Balance at beginning of year	$436,000	$132,000	$583,000
Losses charged to allowance	(460,000)	(980,000)	(803,000)
Provision charged to operating expenses	397,000	1,284,000	352,000
Balance at end of year	$373,000	$436,000	$132,000

Note 9. Acquisitions and Intangible Assets

On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in February of 2013. The acquisition allows the Bank to expand its community banking franchise into eastern Maine and expand its presence in Rockland, Maine. The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Assets
Cash	$25,297,000
Loans	224,000
Bank premises and equipment	3,776,000
Accrued interest receivable and other assets	24,000
Core deposit intangible	432,000
Goodwill	2,121,000
Liabilities
Deposits	$31,858,000
Accrued interest and other liabilities	16,000

The purchase premium of $2,553,000 was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense will be included in other noninterest expense in the consolidated statements of income and comprehensive income and is deductible for tax purposes. As of December 31, 2012, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2013	$43,000
2014	43,000
2015	43,000
2016	43,000
2017	43,000
Thereafter	217,000
Total	$432,000

The banking facilities were valued at the most recent tax assessed value, which approximates fair value. The loans acquired were recorded at fair value at the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible totaled $2,121,000 and was recorded as goodwill. The goodwill is not amortizable but is deductible for tax purposes. Management periodically assesses qualitative factors to determine whether goodwill is impaired. Management is not aware of any such events or circumstances that would cause it to conclude that the goodwill is impaired.

One-time costs associated with the acquisition that were recognized by the Company and included in the consolidated statements of income and comprehensive income for 2012 were $251,000. The amounts of revenue and expenses related to the Rockland branch since the October 26, 2012 acquisition date are included in the consolidated statements of income of the Company as follows:

Interest income	$2,000
Interest expense	21,000
Net interest income	(19,000)
Non-interest income	36,000
Non-interest expense	55,000
Loss before taxes	(38,000)
Tax benefit	(13,000)
Net loss	$(25,000)

Disclosure of the proforma revenue and earnings of the combined entity for the current and prior reporting periods as though the acquisition had occurred at the beginning of the prior annual reporting period is not considered practicable. Retrospective application to January 1, 2012 and January 1, 2011 requires assumptions about management's intent in prior periods that cannot be independently substantiated. It is not possible to objectively distinguish information about significant estimates of amounts that provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application and would have been available when the financial statements for that prior period were issued. The Company is unable to obtain certain information from the seller regarding transfer of deposits among branches and deposit activity since January 1, 2011. It is impracticable to estimate historical information.
On January 14, 2005, the Company acquired FNB Bankshares ("FNB") of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, "Intangibles – Goodwill and Other".  As of December 31, 2012, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

The First Bancorp - 2012 Form 10-K - Page 83

Note 10. Income Taxes
The current and deferred components of income tax expense were as follows:

For the years ended December 31,	2012	2011	2010
Federal income tax
Current	$3,239,000	$2,828,000	$3,450,000
Deferred	(108,000)	730,000	395,000
	3,131,000	3,558,000	3,845,000
State franchise tax	240,000	233,000	233,000
	$3,371,000	$3,791,000	$4,078,000

      The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2012	2011	2010
Expected tax expense	$5,621,000	$5,654,000	$5,668,000
Non-taxable income	(2,096,000)	(1,794,000)	(1,527,000)
State franchise tax, net of federal tax benefit	156,000	152,000	151,000
Tax credits	(414,000)	(383,000)	(345,000)
Other	104,000	162,000	131,000
	$3,371,000	$3,791,000	$4,078,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2012 and 2011 are as follows:

	2012	2011
Allowance for loan losses	$4,375,000	$4,550,000
OREO	131,000	153,000
Accrued pension and post-retirement	1,412,000	1,293,000
Unrealized loss on securities available for sale	-	-
Other than temporary impairment of securities available for sale	-	-
Other assets	192,000	57,000
Total deferred tax asset	6,110,000	6,053,000
Net deferred loan costs	(770,000)	(664,000)
Depreciation	(2,326,000)	(2,236,000)
Unrealized gain on securities available for sale	(4,275,000)	(3,985,000)
Mortgage servicing rights	(303,000)	(421,000)
Core deposit intangible	(203,000)	(303,000)
Investment in flow through entities	(323,000)	(264,000)
Prepaid expense	(422,000)	(528,000)
Other liabilities	-	(2,000)
Total deferred tax liability	(8,622,000)	(8,403,000)
Net deferred tax liability	$(2,512,000)	$(2,350,000)

At December 31, 2012, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $636,000 and $589,000 for each of the years ended December 31, 2012 and 2011, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $476,000 and $390,000 for the years ended December 31, 2012 and 2011, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,546,000 and $2,022,000 at December 31, 2012 and 2011, respectively, and is recorded in other

The First Bancorp - 2012 Form 10-K - Page 84

assets. The Company's total exposure to these limited partnerships was $5,046,000 and $5,522,000, at December 31, 2012 and 2011, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011.

Note 11. Certificates of Deposit

The following table represents the breakdown of Certificates of Deposit at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Certificates of deposit < $100,000	$199,265,000	$216,836,000
Certificates $100,000 to $250,000	277,571,000	309,841,000
Certificates $250,000 and over	28,220,000	22,499,000
	$505,056,000	$549,176,000

At December 31, 2012, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2013	$84,984,000	$219,735,000	$304,719,000
2014	46,347,000	27,099,000	73,446,000
2015	50,925,000	42,026,000	92,951,000
2016	11,564,000	10,671,000	22,235,000
2017	5,445,000	6,260,000	11,705,000
	$199,265,000	$305,791,000	$505,056,000

Interest on certificates of deposit of $100,000 or more was $3,358,000, $3,606,000, and $3,724,000 in 2012, 2011 and 2010, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2012, the Bank's total FHLB borrowing capacity, based on its holding of FHLB stock, was $248,933,000 of which $67,532,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2012, had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $48,000,000 in credit lines with correspondent banks and a credit facility of $115,839,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

The First Bancorp - 2012 Form 10-K - Page 85

Borrowed funds at December 31, 2012 and 2011 have the following range of interest rates and maturity dates:

As of December 31, 2012
Federal Home Loan Bank Advances
2013	0.16%-0.31%	$41,245,000
2014	2.73%-3.20%	10,000,000
2015	2.03%-2.98%	40,000,000
2016	2.36%-2.44%	30,000,000
2017	0.99%-3.69%	30,000,000
2018 and thereafter	0.00%-3.25%	30,156,000
		181,401,000
Repurchase agreements
Municipal and commercial customers	0.20%-1.89%	101,504,000
		$282,905,000

As of December 31, 2011
Federal Home Loan Bank Advances
2012	0.15%-0.32%	$44,985,000
2013	-	-
2014	2.73%-3.20%	10,000,000
2015	2.03%-2.98%	40,000,000
2016	1.31%-1.39%	30,000,000
2017 and thereafter	0.00%-3.69%	50,163,000
		175,148,000
Repurchase agreements
Municipal and commercial customers	0.40%-2.09%	90,515,000
		$265,663,000

Note 13. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS-determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2012, 2011, and 2010. The expense related to the 401(k) plan was $363,000, $341,000, and $362,000 in 2012, 2011, and 2010, respectively.

Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $289,000 in 2012, $307,000 in 2011, and $230,000 in 2010. As of December 31, 2012 and 2011, the accrued liability of these plans was $2,080,000 and $1,847,000, respectively.

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

The First Bancorp - 2012 Form 10-K - Page 86

The Company utilizes FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits", to
recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income (loss) of a business entity.
       The following table sets forth the accumulated postretirement benefit obligation and funded status:

At December 31,	2012	2011	2010
Change in benefit obligations
Benefit obligation at beginning of year:	$1,848,000	$1,796,000	$1,962,000
Service cost	16,000	12,000	15,000
Interest cost	107,000	112,000	117,000
Benefits paid	(103,000)	(134,000)	(136,000)
Actuarial (gain) loss	86,000	62,000	(162,000)
Benefit obligation at end of year:	$1,954,000	$1,848,000	$1,796,000
Funded status
Benefit obligation at end of year	$(1,954,000)	$(1,848,000)	$(1,796,000)
Unamortized prior service cost	186,000	100,000	49,000
Unrecognized transition obligation	5,000	34,000	63,000
Accrued benefit cost	$(1,763,000)	$(1,714,000)	$(1,684,000)
Weighted average discount rate as of December 31	4.5%	6.5%	6.5%

The following table sets forth the net periodic pension cost:

For the years ended December 31,	2012	2011	2010
Components of net periodic benefit cost
Service cost	$16,000	$12,000	$15,000
Interest cost	107,000	112,000	117,000
Amortization of unrecognized transition obligation	29,000	29,000	29,000
Amortization of prior service credit	-	-	-
Amortization of accumulated losses	-	11,000	22,000
Net periodic benefit cost	$152,000	$164,000	$183,000
Weighted average discount rate for net periodic cost	4.5%	6.5%	6.5%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2013 is $102,000. For years ending 2014 through 2017 the estimated amount of benefits to be paid is $104,000, $105,000, $118,000 and $120,000 respectively, and the total estimated amount of benefits to be paid for years ended 2018 through 2022 is $641,000. Plan expense for 2013 is estimated to be $112,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2012	2011	Portion to Be Recognized in Income in 2013
Unamortized net actuarial loss	$(186,000)	$(100,000)	$14,000
Unrecognized transition obligation	(5,000)	(34,000)	5,000
	(191,000)	(134,000)	19,000
Deferred tax benefit (expense) at 35%	68,000	47,000	(7,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(123,000)	$(87,000)	$12,000

The First Bancorp - 2012 Form 10-K - Page 87

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income for the years ended December 31, 2012 and 2011:

For the years ended December 31,	2012	2011
Unrecognized postretirement benefits at beginning of period	$(87,000)	$(73,000)
Change in unrecognized postretirement benefits	(57,000)	(22,000)
Related deferred taxes	21,000	8,000
Unrecognized postretirement benefits at end of period	$(123,000)	$(87,000)

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

The First Bancorp - 2012 Form 10-K - Page 88

Common Stock

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. During 2006, the number of shares set aside for these plans was increased by the Board of Directors from 480,000 to 700,000. As of December 31, 2012, 522,411 shares had been issued pursuant to these plans, leaving 177,589 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 12,451 shares in 2012, 12,775 shares in 2011, and 12,334 shares in 2010.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2012, 200,580 shares have been issued, leaving 399,420 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 14,056 shares in 2012, 14,387 shares in 2011, and 16,520 shares in 2010.

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
As of December 31, 2012, 19,727 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	2.1
2011	5.0	5,500	3.1
2012	3.0	2,027	2.2
2012	4.0	2,704	3.2
2012	5.0	7,996	4.2
		19,727	3.4

The compensation cost related to these restricted stock grants was $302,000 and will be recognized over the vesting terms of each grant. In 2012, $85,000 of expense was recognized for these restricted shares, leaving $207,000 in unrecognized expense as of December 31, 2012. In 2011, $22,000 of expense was recognized for restricted shares, leaving $89,000 in unrecognized expense as of December 31, 2011.
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
The Company applies the fair value recognition provisions of FASB ASC Topic 718, "Compensation – Stock Compensation", to stock-based employee compensation. As of December 31, 2012, all outstanding options were fully vested and all compensation cost for options had been recognized. During 2012, 9,000 options were exercised. A summary of the status of outstanding stock options as of December 31, 2012 and changes during the year then ended, is presented below.

The First Bancorp - 2012 Form 10-K - Page 89

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	51,000	$16.47
Granted in 2012	-	-
Exercised in 2012	(9,000)	$9.33		$59,000
Forfeited in 2012	-	-
Outstanding at December 31, 2012	42,000	$18.00	2.0	-
Exercisable at December 31, 2012	42,000	$18.00	2.0	-

Note 16. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2012
Net income as reported	$12,688,000
Less dividends and amortization of premium on preferred stock	723,000
Basic EPS: Income available to common shareholders	11,965,000	9,828,925	$1.22
Effect of dilutive securities: restricted stock		17,606
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,965,000	9,846,531	$1.22
For the year ended December 31, 2011
Net income as reported	$12,364,000
Less dividends and amortization of premium on preferred stock	1,208,000
Basic EPS: Income available to common shareholders	11,156,000	9,788,610	$1.14
Effect of dilutive securities: incentive stock options and restricted stock		9,619
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,156,000	9,798,229	$1.14
For the year ended December 31, 2010
Net income as reported	$12,116,000
Less dividends and amortization of premium on preferred stock	1,348,000
Basic EPS: Income available to common shareholders	10,768,000	9,760,760	$1.10
Effect of dilutive securities: incentive stock options and restricted stock		4,726
Diluted EPS: Income available to common shareholders plus assumed conversions	$10,768,000	9,765,486	$1.10

The First Bancorp - 2012 Form 10-K - Page 90

All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The dilutive securities are incentive stock options granted to certain key members of Management and warrants granted to the U.S. Treasury under the Capital Purchase Program. The dilutive number of shares has been calculated using the treasury method, assuming that all granted options and warrants were exercisable at the end of each period. The following table presents the number of options and warrants outstanding as of December 31, 2012, 2011 and 2010 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2012
Incentive stock options	42,000	-	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	267,904	-	267,904
As of December 31, 2011
Incentive stock options	51,000	9,000	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	276,904	9,000	267,904
As of December 31, 2010
Incentive stock options	55,500	13,500	42,000
Warrants issued to U.S. Treasury	225,904	-	225,904
Total dilutive securities	281,404	13,500	267,904

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its Shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2013 will be 2013 earnings plus retained earnings of $6,781,000 from 2012 and 2011.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2012, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2012 Form 10-K - Page 91

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2012
Tier 2 capital to	$124,366,000	$63,531,000	$79,414,000
risk-weighted assets	15.66%	8.00%	10.00%
Tier 1 capital to	$114,419,000	$31,765,000	$47,648,000
risk-weighted assets	14.41%	4.00%	6.00%
Tier 1 capital to	$114,419,000	$55,636,000	$69,545,000
average assets	8.23%	4.00%	5.00%
As of December 31, 2011
Tier 2 capital to	$123,599,000	$64,320,000	$80,400,000
risk-weighted assets	15.37%	8.00%	10.00%
Tier 1 capital to	$113,521,000	$32,160,000	$48,240,000
risk-weighted assets	14.11%	4.00%	6.00%
Tier 1 capital to	$113,521,000	$54,600,000	$68,250,000
average assets	8.33%	4.00%	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

		For capital	To be well-capitalized
		adequacy	under prompt corrective
	Actual	purposes	action provisions
As of December 31, 2012
Tier 2 capital to	$127,557,000	$63,579,000	n/	a
risk-weighted assets	16.05%	8.00%	n/	a
Tier 1 capital to	$117,603,000	$31,790,000	n/	a
risk-weighted assets	14.80%	4.00%	n/	a
Tier 1 capital to	$117,603,000	$55,628,000	n/	a
average assets	8.46%	4.00%	n/	a
As of December 31, 2011
Tier 2 capital to	$125,943,000	$64,320,000	n/	a
risk-weighted assets	15.66%	8.00%	n/	a
Tier 1 capital to	$115,865,000	$32,160,000	n/	a
risk-weighted assets	14.40%	4.00%	n/	a
Tier 1 capital to	$115,865,000	$55,720,000	n/	a
average assets	8.32%	4.00%	n/	a

The First Bancorp - 2012 Form 10-K - Page 92

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2012, 2011 or 2010.
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
        At December 31, 2012 and 2011, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2012	2011
Unused lines, collateralized by residential real estate	$56,420,000	$59,427,000
Other unused commitments	45,747,000	39,313,000
Standby letters of credit	2,700,000	2,177,000
Commitments to extend credit	6,245,000	12,551,000
Total	$111,112,000	$113,468,000

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

The First Bancorp - 2012 Form 10-K - Page 93

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

The fair value methods and assumptions for the Company's financial instruments are set forth below.

Cash, Cash Equivalents and Interest-Bearing Deposits in Other Banks
The carrying values of cash equivalents, due from banks and federal funds sold approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.

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

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, less costs to sell. As such, the Company classifies impaired loans as Level 2.

The First Bancorp - 2012 Form 10-K - Page 94

Other Real Estate Owned
Real estate acquired through foreclosure is recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

Mortgage Servicing Rights
Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the fair values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

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

The First Bancorp - 2012 Form 10-K - Page 95

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$-	$169,093,000	$-	$169,093,000
State and political subdivisions	-	120,944,000	-	120,944,000
Corporate securities	-	-	-	-
Other equity securities	-	1,577,000	-	1,577,000
Total assets	$-	$291,614,000	$-	$291,614,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$-	$198,232,000	$-	$198,232,000
State and political subdivisions	-	85,726,000	-	85,726,000
Corporate securities	-	811,000	-	811,000
Other equity securities	-	1,433,000	-	1,433,000
Total assets	$-	$286,202,000	$-	$286,202,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011. Other real estate owned is presented net of an allowance for losses of $373,000 and $436,000, respectively. Impaired loans are presented net of their related specific allowance for loan losses of $3,539,000 and $2,058,000, respectively.

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,228,000	$-	$1,228,000
Loans held for sale	-	1,035,000	-	1,035,000
Other real estate owned	-	7,593,000	-	7,593,000
Impaired loans	-	13,923,000	-	13,923,000
Total Assets	$-	$23,779,000	$-	$23,779,000

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$-	$1,581,000	$-	$1,581,000
Loans held for sale	-	-	-	-
Other real estate owned	-	4,094,000	-	4,094,000
Impaired loans	-	12,165,000	-	12,165,000
Total Assets	$-	$17,840,000	$-	$17,840,000

The First Bancorp - 2012 Form 10-K - Page 96

Fair Value of Financial Instruments

FASB ASC Topic 825, "Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying amounts and estimated fair values for financial instruments as of December 31, 2012 were as follows:

	Carrying	Estimated
As of December 31, 2012	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,958,000	$14,958,000	$14,958,000	$-	$-
Interest bearing deposits in other banks	1,638,000	1,638,000	1,638,000	-	-
Securities available for sale	291,614,000	291,614,000	-	291,614,000	-
Securities to be held to maturity	143,320,000	150,247,000	-	150,247,000	-
Restricted equity securities	14,448,000	14,448,000	-	14,448,000	-
Loans held for sale	1,035,000	1,035,000	-	1,035,000	-
Loans (net of allowance for loan losses)
Commercial
Real estate	245,046,000	244,365,000	-	4,865,000	239,500,000
Construction	20,960,000	20,902,000	-	2,284,000	18,618,000
Other	78,985,000	79,312,000	-	472,000	78,840,000
Municipal	14,685,000	16,058,000	-	-	16,058,000
Residential
Term	378,258,000	390,223,000	-	6,302,000	383,921,000
Construction	6,447,000	6,430,000	-	-	6,430,000
Home equity line of credit	98,381,000	99,038,000	-	-	99,038,000
Consumer	14,022,000	14,392,000	-	-	14,392,000
Total loans	856,784,000	870,720,000	-	13,923,000	856,797,000
Mortgage servicing rights	867,000	1,228,000	-	1,228,000	-
Accrued interest receivable	4,912,000	4,912,000	-	4,912,000	-
Financial liabilities
Demand deposits	$90,252,000	$91,544,000	$-	$91,544,000	$-
NOW deposits	147,309,000	141,436,000	-	141,436,000	-
Money market deposits	80,983,000	71,799,000	-	71,799,000	-
Savings deposits	135,250,000	126,142,000	-	126,142,000	-
Local certificates of deposit	218,571,000	223,748,000	-	223,748,000	-
National certificates of deposit	286,485,000	290,457,000	-	290,457,000	-
Total deposits	958,850,000	945,126,000	-	945,126,000	-
Repurchase agreements	101,504,000	101,504,000	-	101,504,000	-
Federal Home Loan Bank advances	181,401,000	189,321,000	-	189,321,000	-
Total borrowed funds	282,905,000	290,825,000	-	290,825,000	-
Accrued interest payable	619,000	619,000	-	619,000	-

The First Bancorp - 2012 Form 10-K - Page 97

The estimated fair values for financial instruments as of December 31, 2011 were as follows:

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Financial assets
Cash and cash equivalents	$14,115,000	$14,115,000
Interest-bearing deposits in other banks	-	-
Securities available for sale	286,202,000	286,202,000
Securities to be held to maturity	122,661,000	130,677,000
Restricted equity securities	15,443,000	15,443,000
Loans held for sale	-	-
Loans (net of allowance for loan losses)	851,988,000	866,442,000
Mortgage servicing rights	1,201,000	1,581,000
Accrued interest receivable	4,835,000	4,835,000
Financial liabilities
Deposits	$941,333,000	$921,388,000
Borrowed funds	265,663,000	273,568,000
Accrued interest payable	734,000	734,000

Note 20. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2012	2011	2010
Other operating income
ATM and debit card income	$1,994,000	$1,744,000	$1,394,000
Other operating expense
Advertising and marketing expense	$935,000	$713,000	$688,000
Collections/foreclosures/ other real estate owned expense	606,000	964,000	825,000
ATM and interchange expense	940,000	848,000	581,000
Legal fees and expenses	715,000	670,000	608,000

Note 21. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of Management, will have no material effect on the Company's consolidated financial statements.

Note 22. Reclassifications

Certain items from prior years were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

The First Bancorp - 2012 Form 10-K - Page 98

Note 23. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2012	2011
Assets
Cash and cash equivalents	$2,685,000	$894,000
Dividends receivable	1,900,000	1,900,000
Investments	429,000	327,000
Investment in subsidiary	125,580,000	122,009,000
Premises and equipment	43,000	26,000
Goodwill	27,559,000	27,559,000
Other assets	72,000	57,000
Total assets	$158,268,000	$152,772,000
Liabilities and shareholders' equity
Dividends payable	$1,923,000	$1,912,000
Other liabilities	22,000	2,000
Total liabilities	1,945,000	1,914,000
Shareholders' equity
Preferred stock	12,402,000	12,303,000
Common stock	98,000	98,000
Additional paid-in capital	46,314,000	45,829,000
Retained earnings	97,509,000	92,694,000
Accumulated other comprehensive loss
Net unrealized loss on available for sale securities, net of tax benefit of $33,000 in 2011	-	(66,000)
Total accumulated other comprehensive loss	-	(66,000)
Total shareholders' equity	156,323,000	150,858,000
Total liabilities and shareholders' equity	$158,268,000	$152,772,000

Statements of Income

For the years ended December 31,	2012	2011	2010
Interest and dividends on investments	$10,000	$10,000	$10,000
Net securities gains	-	153,000	-
Total income	10,000	163,000	10,000
Occupancy expense	8,000	4,000	1,000
Other operating expense	218,000	137,000	150,000
Total expense	226,000	141,000	151,000
Income (loss) before income taxes	(216,000)	22,000	(141,000)
Applicable income taxes	(76,000)	15,000	(38,000)
Income (loss) before Bank earnings	(140,000)	7,000	(103,000)
Equity in earnings of Bank
Remitted	9,694,000	8,710,000	8,850,000
Unremitted	3,134,000	3,647,000	3,369,000
Net income	$12,688,000	$12,364,000	$12,116,000

The First Bancorp - 2012 Form 10-K - Page 99

Statements of Cash Flows

For the years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$12,688,000	$12,364,000	$12,116,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,000	13,000	-
Equity compensation expense	85,000	22,000	37,000
Gain on sale of investment	-	(153,000)	-
Increase in other assets	(15,000)	(42,000)	(1,000)
Increase (decrease) in other liabilities	(5,000)	44,000	5,000
Unremitted earnings of Bank	(3,134,000)	(3,647,000)	(3,369,000)
Net cash provided by operating activities	9,627,000	8,601,000	8,788,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	-	12,773,000	-
Purchases of investments	-	(273,000)	-
Capital expenditures	(25,000)	(29,000)	(10,000)
Net cash provided by (used in) investing activities	(25,000)	12,471,000	(10,000)
Cash flows from financing activities:
Payment to repurchase preferred stock	-	(12,500,000)	-
Proceeds from sale of common stock	499,000	431,000	416,000
Dividends paid	(8,310,000)	(8,751,000)	(8,865,000)
Net cash used in financing activities	(7,811,000)	(20,820,000)	(8,449,000)
Net increase in cash and cash equivalents	1,791,000	252,000	329,000
Cash and cash equivalents at beginning of year	894,000	642,000	313,000
Cash and cash equivalents at end of year	$2,685,000	$894,000	$642,000

The First Bancorp - 2012 Form 10-K - Page 100

Note 24. New Accounting Pronouncements
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
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Comprehensive Income. The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI) and is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of AOCI in their financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company believes the adoption of this new guidance will not have a material effect on the Company's consolidated financial statements.

The First Bancorp - 2012 Form 10-K - Page 101

Note 25. Quarterly Information

The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2011Q1	2011Q2	2011Q3	2011Q4	2012Q1	2012Q2	2012Q3	2012Q4
Balance Sheets
Cash	$13,700	$14,322	$16,563	$14,115	$12,123	$14,192	$14,904	$14,958
Interest-bearing deposits in other banks	100	100	100	-	1,532	-	681	1,638
Investments	435,387	427,248	456,481	408,863	454,717	443,122	454,156	434,934
Restricted equity securities	15,443	15,443	15,443	15,443	14,823	14,448	14,448	14,448
Net loans for sale and loans held	881,134	872,314	853,484	851,988	858,122	867,808	855,132	857,819
Other assets	85,274	88,263	84,967	82,458	82,475	85,187	83,995	91,202
Total assets	$1,431,038	$1,417,690	$1,427,038	$1,372,867	$1,423,792	$1,424,757	$1,423,316	$1,414,999
Deposits	$1,050,257	$998,838	$1,004,894	$941,333	$1,015,835	$1,005,274	$944,547	$958,850
Borrowed funds	217,534	249,336	255,616	265,663	240,151	248,926	304,749	282,905
Other liabilities	11,703	13,306	15,990	15,013	16,213	17,152	17,383	16,921
Shareholders' equity	151,544	156,210	150,538	150,858	151,593	153,405	156,637	156,323
Total liabilities & equity	$1,431,038	$1,417,690	$1,427,038	$1,372,867	$1,423,792	$1,424,757	$1,423,316	$1,414,999
Income and Comprehensive Income Statements
Interest income	$14,254	$13,997	$13,898	$13,553	$13,106	$13,133	$12,892	$12,694
Interest expense	3,749	3,774	3,670	3,516	3,300	3,215	3,222	3,201
Net interest income	10,505	10,223	10,228	10,037	9,806	9,918	9,670	9,493
Provision for loan losses	2,100	2,000	1,500	4,950	2,100	2,800	1,400	1,535
Net interest income after provision for loan losses	8,405	8,223	8,728	5,087	7,706	7,118	8,270	7,958
Non-interest income	2,277	2,234	2,080	5,159	2,168	3,896	2,492	2,722
Non-interest expense	6,488	6,250	6,934	6,366	6,178	6,730	6,595	6,768
Income before taxes	4,194	4,207	3,874	3,880	3,696	4,284	4,167	3,912
Income taxes	1,051	1,014	868	858	783	961	944	683
Net income	$3,143	$3,193	$3,006	$3,022	$2,913	$3,323	$3,223	$3,229
Basic earnings per share	$0.29	$0.29	$0.27	$0.29	$0.28	$0.32	$0.31	$0.31
Diluted earnings per share	$0.29	$0.29	$0.27	$0.29	$0.28	$0.32	$0.31	$0.31
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$668	$3,587	$5,957	$(754)	$(313)	$438	$1,962	$(1,548)
Unrecognized gain (loss) on postretirement benefits	5	5	4	(28)	5	5	5	(51)
Other comprehensive income (loss)	$673	$3,592	$5,961	$(782)	$(308)	$443	$1,967	$(1,599)
Comprehensive income	$3,816	$6,785	$8,967	$2,240	$2,605	$3,766	$5,190	$1,630

The First Bancorp - 2012 Form 10-K - Page 102

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited The First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 8, 2013

The First Bancorp - 2012 Form 10-K - Page 103

ITEM 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

 None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2012, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2012. The standard measures adopted by Management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO"). Based upon its review and evaluation, Management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management's assessment of the Company's internal control over financial reporting which precedes this report.

   /s/ Daniel R Daigneault                                                                                       /s/ F. Stephen Ward
Daniel R. Daigneault, President and Director                     F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                                          (Principal Financial Officer, Principal Accounting Officer)
March 8, 2013                                                                                                                           March 8, 2013

The First Bancorp - 2012 Form 10-K - Page 104

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013 and is incorporated herein by reference.

The First Bancorp - 2012 Form 10-K - Page 105

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

The First Bancorp - 2012 Form 10-K - Page 106

Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase

The First Bancorp - 2012 Form 10-K - Page 107

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

   /s/ DANIEL R. DAIGNEAULT
Daniel R. Daigneault, President
March 8, 2013

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
March 8, 2013 March 8, 2013

/s/ STUART G. SMITH
Stuart G. Smith, Director and Chairman of the Board
March 8, 2013

/s/ KATHERINE M. BOYD /s/ CARL S. POOLE, JR.
Katherine M. Boyd , Director Carl S. Poole, Jr., Director
March 8, 2013 March 8, 2013

/s/ ROBERT B. GREGORY /s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director Mark N. Rosborough, Director
March 8, 2013 March 8, 2013

/s/ TONY C. MCKIM /s/ DAVID B. SOULE, JR.
Tony C. McKim, Director David B. Soule, Jr. , Director
March 8, 2013 March 8, 2013

/s/ BRUCE A. TINDAL
Bruce A. Tindal, Director
March 8, 2013

The First Bancorp - 2012 Form 10-K - Page 108