Form 10-Q
period 2013-03-31
First Bancorp, Inc /ME/
filed 2013-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2013
Common Stock: 10,657,484 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 16
Note 5 – Stock Options and Stock Based Compensation	Page 26
Note 6 – Preferred and Common Stock	Page 27
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 29
Note 9 - Other Comprehensive Income	Page 31
Note 10 – Acquisitions and Intangible Assets	Page 31
Note 11 – Mortgage Servicing Rights	Page 32
Note 12 – Income Taxes	Page 33
Note 13 - Certificates of Deposit	Page 33
Note 14 – Reclassifications	Page 33
Note 15 – Fair Value Disclosures	Page 33
Note 16 – Subsequent Event	Page 39
Note 17 – Impact of Recently Issued Accounting Standards	Page 39
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 41
Forward-Looking Statements	Page 41
Critical Accounting Policies	Page 41
Use of Non-GAAP Financial Measures	Page 42
Executive Summary	Page 43
Net Interest Income	Page 44
Average Daily Balance Sheets	Page 46
Non-Interest Income	Page 46
Non-Interest Expense	Page 47
Income Taxes	Page 47
Investments	Page 47
Impaired Securities	Page 49
Federal Home Loan Bank Stock	Page 51
Loans and Loans Held for Sale	Page 51
Credit Risk Management and Allowance for Loan Losses	Page 52
Non-Performing Loans and Troubled Debt Restructured	Page 56
Impaired Loans	Page 59
Past Due Loans	Page 60
Potential Problem Loans and Loans in Process of Foreclosure	Page 60
Other Real Estate Owned	Page 60
Goodwill	Page 61
Liquidity Management	Page 62

Deposits	Page 62
Borrowed Funds	Page 63
Shareholders' Equity	Page 63
Off-Balance-Sheet Financial Instruments and Contractual Obligations	Page 63
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	Page 65
Market-Risk Management	Page 65
Asset/Liability Management	Page 65
Interest Rate Risk Management	Page 66
Item 4: Controls and Procedures	Page 66
Part II – Other Information	Page 68
Item 1 – Legal Proceedings	Page 68
Item 1a – Risk Factors	Page 68
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	Page 68
Item 3 – Default Upon Senior Securities	Page 68
Item 4 – Other Information	Page 68
Item 5 – Exhibits	Page 69
Signatures	Page 71

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2013	2012

Summary of Operations
Interest Income	$12,265	$13,106
Interest Expense	3,102	3,300
Net Interest Income	9,163	9,806
Provision for Loan Losses	1,500	2,100
Non-Interest Income	3,288	2,168
Non-Interest Expense	7,389	6,178
Net Income	2,856	2,913
Per Common Share Data
Basic Earnings per Share	$0.27	$0.28
Diluted Earnings per Share	0.27	0.28
Cash Dividends Declared	0.195	0.195
Book Value per Common Share	14.43	14.15
Tangible Book Value per Common Share[2]	11.55	11.34
Market Value	18.01	14.83
Financial Ratios
Return on Average Equity[1]	7.96%	8.30%
Return on Average Tangible Common Equity[1,2]	9.45%	9.68%
Return on Average Assets[1]	0.82%	0.84%
Average Equity to Average Assets	11.13%	10.95%
Average Tangible Equity to Average Assets[2]	8.96%	8.98%
Net Interest Margin Tax-Equivalent[1,2]	3.06%	3.22%
Dividend Payout Ratio	72.22%	69.64%
Allowance for Loan Losses/Total Loans	1.47%	1.49%
Non-Performing Loans to Total Loans	2.42%	2.81%
Non-Performing Assets to Total Assets	2.00%	2.01%
Efficiency Ratio[2]	56.63%	50.40%
At Period End
Total Assets	$1,416,787	$1,423,792
Total Loans	863,477	870,892
Total Investment Securities	451,072	469,540
Total Deposits	975,861	1,015,835
Total Shareholders' Equity	163,671	151,593
1Annualized using a 365-day basis in 2013 and 366-day basis in 2012
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2013 and 2012 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
May 9, 2013

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Cash and cash equivalents	$16,523,000	$14,958,000	$12,123,000
Interest bearing deposits in other banks	5,941,000	1,638,000	1,532,000
Securities available for sale	286,369,000	291,614,000	317,111,000
Securities to be held to maturity (fair value of $156,552,000 at March 31, 2013, $150,247,000 at December 31, 2012 and $144,633,000 at March 31, 2012)	150,791,000	143,320,000	137,606,000
Restricted equity securities, at cost	13,912,000	14,448,000	14,823,000
Loans held for sale	244,000	1,035,000	184,000
Loans	863,477,000	869,284,000	870,892,000
Less allowance for loan losses	12,720,000	12,500,000	12,954,000
Net loans	850,757,000	856,784,000	857,938,000
Accrued interest receivable	5,709,000	4,912,000	5,690,000
Premises and equipment, net	22,867,000	22,988,000	18,722,000
Other real estate owned	7,387,000	7,593,000	4,214,000
Goodwill	29,805,000	29,805,000	27,684,000
Other assets	26,482,000	25,904,000	26,165,000
Total assets	$1,416,787,000	$1,414,999,000	$1,423,792,000
Liabilities
Demand deposits	$81,467,000	$90,252,000	$69,520,000
NOW deposits	137,356,000	147,309,000	120,844,000
Money market deposits	88,344,000	80,983,000	75,752,000
Savings deposits	141,541,000	135,250,000	118,946,000
Certificates of deposit	527,153,000	505,056,000	630,773,000
Total deposits	975,861,000	958,850,000	1,015,835,000
Borrowed funds – short term	121,031,000	142,750,000	109,990,000
Borrowed funds – long term	140,154,000	140,155,000	130,161,000
Other liabilities	16,070,000	16,921,000	16,213,000
Total liabilities	1,253,116,000	1,258,676,000	1,272,199,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	9,926,000	12,402,000	12,328,000
Common stock, one cent par value per share	106,000	98,000	98,000
Additional paid-in capital	57,985,000	46,314,000	46,011,000
Retained earnings	90,299,000	89,692,000	86,150,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available-for-sale	5,474,000	7,940,000	7,088,000
Net unrealized loss on postretirement benefit costs	(119,000)	(123,000)	(82,000)
Total shareholders' equity	163,671,000	156,323,000	151,593,000
Total liabilities & shareholders' equity	$1,416,787,000	$1,414,999,000	$1,423,792,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,653,799	9,859,914	9,839,760
Book value per common share	$14.43	$14.60	$14.15
Tangible book value per common share	$11.55	$11.47	$11.34
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$8,792,000	$9,392,000
Interest on deposits with other banks	2,000	—
Interest and dividends on investments	3,471,000	3,714,000
Total interest income	12,265,000	13,106,000
Interest expense
Interest on deposits	1,987,000	2,193,000
Interest on borrowed funds	1,115,000	1,107,000
Total interest expense	3,102,000	3,300,000
Net interest income	9,163,000	9,806,000
Provision for loan losses	1,500,000	2,100,000
Net interest income after provision for loan losses	7,663,000	7,706,000
Non-interest income
Investment management and fiduciary income	449,000	396,000
Service charges on deposit accounts	648,000	638,000
Net securities gains	299,000	523,000
Mortgage origination and servicing income, net of amortization	896,000	(156,000)
Other operating income	996,000	767,000
Total non-interest income	3,288,000	2,168,000
Non-interest expense
Salaries and employee benefits	3,474,000	3,084,000
Occupancy expense	547,000	414,000
Furniture and equipment expense	622,000	573,000
FDIC insurance premiums	290,000	301,000
Amortization of identified intangibles	82,000	71,000
Other operating expense	2,374,000	1,735,000
Total non-interest expense	7,389,000	6,178,000
Income before income taxes	3,562,000	3,696,000
Income tax expense	706,000	783,000
NET INCOME	$2,856,000	$2,913,000
Basic earnings per common share	$0.27	$0.28
Diluted earnings per common share	$0.27	$0.28
Other comprehensive income (loss), net of tax
Net unrealized loss on securities available for sale	(2,466,000)	(313,000)
Amortization of unrecognized postretirement benefits transition obligation	4,000	5,000
Other comprehensive loss	(2,462,000)	(308,000)
Comprehensive income	$394,000	$2,605,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	—	—	—	2,913,000	—	2,913,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(313,000)	(313,000)
Amortization of unrecognized transition obligation for postretirement benefits, net of tax	—	—	—	—	5,000	5,000
Comprehensive income	—	—	—	2,913,000	(308,000)	2,605,000
Cash dividends declared ($0.195 per share)	—	—	—	(2,077,000)	—	(2,077,000)
Equity compensation expense	—	—	24,000	—	—	24,000
Amortization of premium for preferred stock issuance	25,000	—	(25,000)	—	—	—
Proceeds from sale of common stock	—	27,580	183,000	—	—	183,000
Balance at March 31, 2012	$12,328,000	9,839,760	$46,109,000	$86,150,000	$7,006,000	$151,593,000

Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	2,856,000	—	2,856,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(2,466,000)	(2,466,000)
Amortization of unrecognized transition obligation for postretirement benefits, net of tax	—	—	—	—	4,000	4,000
Comprehensive income	—	—	—	2,856,000	(2,462,000)	394,000
Cash dividends declared ($0.195 per share)	—	—	—	(2,249,000)	—	(2,249,000)
Equity compensation expense	—	—	54,000	—	—	54,000
Amortization of premium for preferred stock issuance	24,000	—	(24,000)	—	—	—
Payment to repurchase preferred stock	(2,500,000)	—	—	—	—	(2,500,000)
Proceeds from sale of common stock	—	793,885	11,649,000	—	—	11,649,000
Balance at March 31, 2013	$9,926,000	10,653,799	$58,091,000	$90,299,000	$5,355,000	$163,671,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$2,856,000	$2,913,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	405,000	333,000
Change in deferred taxes	(87,000)	(644,000)
Provision for loan losses	1,500,000	2,100,000
Loans originated for resale	(19,144,000)	(1,550,000)
Proceeds from sales and transfers of loans	20,506,000	1,443,000
Net gain on sales of loans	(571,000)	(77,000)
Net gain on sale or call of securities	(299,000)	(523,000)
Net amortization of premiums on investments	615,000	697,000
Net loss on sale of other real estate owned	49,000	43,000
Provision for losses on other real estate owned	9,000	—
Equity compensation expense	54,000	24,000
Net (increase) decrease in other assets and accrued interest	(1,491,000)	417,000
Net increase in other liabilities	472,000	1,393,000
Amortization of investment in limited partnership	130,000	119,000
Net acquisition amortization	82,000	32,000
Net cash provided by operating activities	5,086,000	6,720,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(4,303,000)	(1,532,000)
Proceeds from sales of securities available for sale	4,965,000	10,943,000
Proceeds from maturities, payments and calls of securities available for sale	19,639,000	11,656,000
Proceeds from maturities, payments and calls of securities to be held to maturity	13,779,000	5,924,000
Proceeds from sales of other real estate owned	781,000	268,000
Purchases of securities available for sale	(23,484,000)	(54,096,000)
Purchases of securities to be held to maturity	(21,235,000)	(20,936,000)
Redemption of restricted equity securities	536,000	620,000
Net (increase) decrease in loans	3,894,000	(8,481,000)
Capital expenditures	(284,000)	(213,000)
Net cash used in investing activities	(5,712,000)	(55,847,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(5,086,000)	(7,095,000)
Net increase in certificates of deposit	22,097,000	81,629,000
Net decrease in short-term borrowings	(21,720,000)	(25,505,000)
Repurchase of preferred stock	(2,500,000)	—
Proceeds from sale of common stock	11,649,000	183,000
Dividends paid	(2,249,000)	(2,077,000)
Net cash provided by financing activities	2,191,000	47,135,000
Net increase (decrease) in cash and cash equivalents	1,565,000	(1,992,000)
Cash and cash equivalents at beginning of period	14,958,000	14,115,000
Cash and cash equivalents at end of period	$16,523,000	$12,123,000
Interest paid	$3,201,000	$3,390,000
Income taxes paid	—	—
Non-cash transactions
Net transfer from loans to other real estate owned	$633,000	$431,000
See Report of Independent Registered Public Accounting Firm.

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. (the Company) is a financial holding company that owns all of the common stock of The First, N.A. (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2013 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2012.
Subsequent Events
Events occurring subsequent to March 31, 2013, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$153,477,000	$4,028,000	$(308,000)	$157,197,000
State and political subdivisions	122,893,000	5,866,000	(1,159,000)	127,600,000
Other equity securities	1,578,000	46,000	(52,000)	1,572,000
	$277,948,000	$9,940,000	$(1,519,000)	$286,369,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,940,000	$79,000	$(289,000)	$60,730,000
Mortgage-backed securities	46,604,000	2,634,000	(218,000)	49,020,000
State and political subdivisions	42,947,000	3,560,000	(5,000)	46,502,000
Corporate securities	300,000	—	—	300,000
	$150,791,000	$6,273,000	$(512,000)	$156,552,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,876,000	$—	$—	$12,876,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$164,752,000	$4,636,000	$(295,000)	$169,093,000
State and political subdivisions	113,069,000	8,074,000	(199,000)	120,944,000
Other equity securities	1,578,000	43,000	(44,000)	1,577,000
	$279,399,000	$12,753,000	$(538,000)	$291,614,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,919,000	$242,000	$(182,000)	$60,979,000
Mortgage-backed securities	39,193,000	2,850,000	(19,000)	42,024,000
State and political subdivisions	42,908,000	4,036,000	—	46,944,000
Corporate securities	300,000	—	—	300,000
	$143,320,000	$7,128,000	$(201,000)	$150,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$226,671,000	$5,805,000	$(361,000)	$232,115,000
State and political subdivisions	77,672,000	5,540,000	(50,000)	83,162,000
Other equity securities	1,863,000	44,000	(73,000)	1,834,000
	$306,206,000	$11,389,000	$(484,000)	$317,111,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$39,694,000	$37,000	$(435,000)	$39,296,000
Mortgage-backed securities	52,185,000	3,638,000	—	55,823,000
State and political subdivisions	45,427,000	3,941,000	(154,000)	49,214,000
Corporate securities	300,000	—	—	300,000
	$137,606,000	$7,616,000	$(589,000)	$144,633,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,411,000	—	—	1,411,000
	$14,823,000	$—	$—	$14,823,000

The following table summarizes the contractual maturities of investment securities at March 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$13,854,000	$14,054,000	$3,034,000	$3,065,000
Due in 1 to 5 years	24,804,000	25,288,000	22,651,000	23,118,000
Due in 5 to 10 years	13,683,000	14,560,000	27,914,000	30,237,000
Due after 10 years	224,029,000	230,895,000	97,192,000	100,132,000
Equity securities	1,578,000	1,572,000	—	—
	$277,948,000	$286,369,000	$150,791,000	$156,552,000

The following table summarizes the contractual maturities of investment securities at December 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$18,761,000	$18,926,000	$3,754,000	$3,785,000
Due in 1 to 5 years	27,243,000	27,816,000	11,950,000	12,701,000
Due in 5 to 10 years	16,686,000	17,666,000	27,461,000	29,986,000
Due after 10 years	215,131,000	225,629,000	100,155,000	103,775,000
Equity securities	1,578,000	1,577,000	—	—
	$279,399,000	$291,614,000	$143,320,000	$150,247,000

The following table summarizes the contractual maturities of investment securities at March 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$5,894,000	$5,948,000	$4,663,000	$4,710,000
Due in 1 to 5 years	59,887,000	60,971,000	12,173,000	12,940,000
Due in 5 to 10 years	13,014,000	13,442,000	35,563,000	38,100,000
Due after 10 years	225,548,000	234,916,000	85,207,000	88,883,000
Equity securities	1,863,000	1,834,000	—	—
	$306,206,000	$317,111,000	$137,606,000	$144,633,000
At March 31, 2013, securities with a fair value of $131,155,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154,817,000 as of December 31, 2012 and $136,156,000 at March 31, 2012, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Proceeds from sales of securities	$4,965,000	$10,943,000
Gross realized gains	299,000	812,000
Gross realized losses	—	(289,000)
Net gain	$299,000	$523,000
Related income taxes	$105,000	$183,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2013, there were 116 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which seven had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2013 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$35,681,000	$(289,000)	$—	$—	$35,681,000	$(289,000)
Mortgage-backed securities	23,546,000	(457,000)	1,652,000	(69,000)	25,198,000	(526,000)
State and political subdivisions	30,069,000	(1,164,000)	—	—	30,069,000	(1,164,000)
Other equity securities	—	—	282,000	(52,000)	282,000	(52,000)
	$89,296,000	$(1,910,000)	$1,934,000	$(121,000)	$91,230,000	$(2,031,000)

As of December 31, 2012, there were 42 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 7 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of December 31, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$15,817,000	$(182,000)	$—	$—	$15,817,000	$(182,000)
Mortgage-backed securities	9,982,000	(231,000)	2,534,000	(83,000)	12,516,000	(314,000)
State and political subdivisions	8,621,000	(199,000)	—	—	8,621,000	(199,000)
Other equity securities	—	—	222,000	(44,000)	222,000	(44,000)
	$34,420,000	$(612,000)	$2,756,000	$(127,000)	$37,176,000	$(739,000)

As of March 31, 2012, there were 42 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 8 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of March 31, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$33,514,000	$(435,000)	$—	$—	$33,514,000	$(435,000)
Mortgage-backed securities	35,242,000	(280,000)	6,608,000	(81,000)	41,850,000	(361,000)
State and political subdivisions	4,924,000	(204,000)	—	—	4,924,000	(204,000)
Other equity securities	—	—	253,000	(73,000)	253,000	(73,000)
	$73,680,000	$(919,000)	$6,861,000	$(154,000)	$80,541,000	$(1,073,000)
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2013 and 2012, and December 31, 2012, the Bank's investment in FHLB stock totaled $12,875,000, $13,412,000 and $13,412,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2013 and 2012 and at December 31, 2012:

	March 31, 2013		December 31, 2012		March 31, 2012
Commercial
Real estate	$250,180,000	29.0%	$251,335,000	28.9%	$254,708,000	29.3%
Construction	17,090,000	2.0%	22,417,000	2.6%	30,828,000	3.5%
Other	89,874,000	10.4%	81,183,000	9.3%	85,467,000	9.8%
Municipal	15,017,000	1.7%	14,704,000	1.7%	15,961,000	1.8%
Residential
Term	376,029,000	43.5%	379,447,000	43.7%	358,394,000	41.2%
Construction	4,222,000	0.5%	6,459,000	0.7%	6,451,000	0.7%
Home equity line of credit	96,536,000	11.2%	99,082,000	11.4%	103,372,000	11.9%
Consumer	14,529,000	1.7%	14,657,000	1.7%	15,711,000	1.8%
Total	$863,477,000	100.0%	$869,284,000	100.0%	$870,892,000	100.0%
Loan balances include net deferred loan costs of $1,901,000 as of March 31, 2013, $1,783,000 as of December 31, 2012, and $1,520,000 as of March 31, 2012. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $253,030,956 at March 31, 2013, $256,378,000 at December 31, 2012, and $229,448,000 at March 31, 2012, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $233,980,000 at March 31, 2013, $220,520,000 at December 31, 2012, and $227,022,000 at March 31, 2012, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
Loans on non-accrual status totaled $20,924,000 at March 31, 2013, $19,150,000 at December 31, 2012 and $24,438,000 at March 31, 2012. Loans past due 90 days or greater which are accruing interest totaled $389,000 at March 31, 2013, $1,051,000 at December 31, 2012 and $1,955,000 at March 31, 2012. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

For all loan classes, loans over 30 days past due are considered deliquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$709,000	$1,360,000	$2,295,000	$4,364,000	$245,816,000	$250,180,000	$—
Construction	22,000	—	30,000	52,000	17,038,000	17,090,000	—
Other	1,403,000	2,828,000	2,464,000	6,695,000	83,179,000	89,874,000	—
Municipal	—	—	—	—	15,017,000	15,017,000	—
Residential
Term	1,496,000	3,032,000	8,844,000	13,372,000	362,657,000	376,029,000	233,000
Construction	189,000	—	—	189,000	4,033,000	4,222,000	—
Home equity line of credit	916,000	248,000	771,000	1,935,000	94,601,000	96,536,000	—
Consumer	100,000	67,000	156,000	323,000	14,206,000	14,529,000	156,000
Total	$4,835,000	$7,535,000	$14,560,000	$26,930,000	$836,547,000	$863,477,000	$389,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,172,000	$346,000	$2,380,000	$4,898,000	$246,437,000	$251,335,000	$102,000
Construction	—	29,000	35,000	64,000	22,353,000	22,417,000	—
Other	658,000	218,000	2,306,000	3,182,000	78,001,000	81,183,000	2,000
Municipal	136,000	—	—	136,000	14,568,000	14,704,000	—
Residential
Term	2,404,000	1,082,000	9,298,000	12,784,000	366,663,000	379,447,000	363,000
Construction	188,000	—	—	188,000	6,271,000	6,459,000	—
Home equity line of credit	430,000	133,000	1,136,000	1,699,000	97,383,000	99,082,000	539,000
Consumer	101,000	70,000	45,000	216,000	14,441,000	14,657,000	45,000
Total	$6,089,000	$1,878,000	$15,200,000	$23,167,000	$846,117,000	$869,284,000	$1,051,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$547,000	$76,000	$4,526,000	$5,149,000	$249,559,000	$254,708,000	$1,025,000
Construction	1,951,000	—	35,000	1,986,000	28,842,000	30,828,000	—
Other	956,000	622,000	1,869,000	3,447,000	82,020,000	85,467,000	563,000
Municipal	—	—	—	—	15,961,000	15,961,000	—
Residential
Term	3,324,000	—	9,299,000	12,623,000	345,771,000	358,394,000	359,000
Construction	492,000	—	1,454,000	1,946,000	4,505,000	6,451,000	—
Home equity line of credit	86,000	—	1,156,000	1,242,000	102,130,000	103,372,000	—
Consumer	154,000	19,000	8,000	181,000	15,530,000	15,711,000	8,000
Total	$7,510,000	$717,000	$18,347,000	$26,574,000	$844,318,000	$870,892,000	$1,955,000

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
Cash payments received on non-accrual loans, which includes impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2013 and 2012 and at December 31, 2012 is presented in the following table:

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial
Real estate	$4,599,000	$4,603,000	$7,160,000
Construction	1,045,000	101,000	946,000
Other	3,152,000	3,459,000	2,634,000
Municipal	—	—	—
Residential
Term	11,098,000	10,333,000	10,893,000
Construction	—	—	1,454,000
Home equity line of credit	1,030,000	654,000	1,336,000
Consumer	—	—	15,000
Total	$20,924,000	$19,150,000	$24,438,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,010,000	$11,468,000	$—	$10,154,000	$101,000
Construction	95,000	115,000	—	43,000	1,000
Other	3,580,000	4,315,000	—	3,695,000	27,000
Municipal	—	—	—	—	—
Residential
Term	13,611,000	15,476,000	—	13,078,000	98,000
Construction	—	—	—	—	—
Home equity line of credit	1,683,000	1,912,000	—	1,492,000	8,000
Consumer	—	—	—	—	—
	$29,979,000	$33,286,000	$—	$28,462,000	$235,000
With an Allowance Recorded
Commercial
Real estate	$6,524,000	$7,217,000	$1,473,000	$6,800,000	$62,000
Construction	2,252,000	2,252,000	760,000	2,975,000	26,000
Other	1,970,000	1,991,000	535,000	2,097,000	9,000
Municipal	—	—	—	—	—
Residential
Term	6,651,000	6,786,000	337,000	6,814,000	64,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	174,000	—
Consumer	—	—	—	—	—
	$17,397,000	$18,246,000	$3,105,000	$18,860,000	$161,000
Total
Commercial
Real estate	$17,534,000	$18,685,000	$1,473,000	$16,954,000	$163,000
Construction	2,347,000	2,367,000	760,000	3,018,000	27,000
Other	5,550,000	6,306,000	535,000	5,792,000	36,000
Municipal	—	—	—	—	—
Residential
Term	20,262,000	22,262,000	337,000	19,892,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	1,683,000	1,912,000	—	1,666,000	8,000
Consumer	—	—	—	—	—
	$47,376,000	$51,532,000	$3,105,000	$47,322,000	$396,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$—	$10,102,000	$199,000
Construction	101,000	115,000	—	2,533,000	—
Other	4,737,000	5,345,000	—	2,877,000	53,000
Municipal	—	—	—	—	—
Residential
Term	12,747,000	14,440,000	—	9,801,000	189,000
Construction	—	—	—	560,000	—
Home equity line of credit	1,311,000	1,440,000	—	961,000	27,000
Consumer	—	—	—	3,000	—
	$28,282,000	$31,303,000	$—	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	—	—	—	—	—
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	—	—	—	261,000	—
Home equity line of credit	—	—	—	442,000	—
Consumer	—	—	—	9,000	—
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	—	—	—	—	—
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	—	—	—	821,000	—
Home equity line of credit	1,311,000	1,440,000	—	1,403,000	27,000
Consumer	—	—	—	12,000	—
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,704,000	$10,704,000	$—	$8,445,000	$40,000
Construction	1,362,000	1,362,000	—	2,983,000	13,000
Other	2,811,000	2,811,000	—	2,981,000	8,000
Municipal	—	—	—	—	—
Residential
Term	9,930,000	9,930,000	—	10,001,000	30,000
Construction	1,120,000	1,120,000	—	718,000	—
Home equity line of credit	774,000	774,000	—	776,000	—
Consumer	—	—	—	12,000	—
	$26,701,000	$26,701,000	$—	$25,916,000	$91,000
With an Allowance Recorded
Commercial
Real estate	$3,591,000	$3,591,000	$944,000	$4,278,000	$10,000
Construction	731,000	731,000	117,000	597,000	—
Other	1,075,000	1,075,000	480,000	2,223,000	5,000
Municipal	—	—	—	—	—
Residential
Term	8,124,000	8,124,000	592,000	7,449,000	59,000
Construction	334,000	334,000	49,000	598,000	—
Home equity line of credit	562,000	562,000	156,000	519,000	—
Consumer	15,000	15,000	10,000	15,000	—
	$14,432,000	$14,432,000	$2,348,000	$15,679,000	$74,000
Total
Commercial
Real estate	$14,295,000	$14,295,000	$944,000	$12,723,000	$50,000
Construction	2,093,000	2,093,000	117,000	3,580,000	13,000
Other	3,886,000	3,886,000	480,000	5,204,000	13,000
Municipal	—	—	—	—	—
Residential
Term	18,054,000	18,054,000	592,000	17,450,000	89,000
Construction	1,454,000	1,454,000	49,000	1,316,000	—
Home equity line of credit	1,336,000	1,336,000	156,000	1,295,000	—
Consumer	15,000	15,000	10,000	27,000	—
	$41,133,000	$41,133,000	$2,348,000	$41,595,000	$165,000

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight segments and credit risk is evaluated separately in each segment. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies, and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of March 31, 2013, December 31, 2012, and March 31, 2012, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,473,000	$2,177,000	$2,229,000	$—	$5,879,000
Construction	760,000	150,000	154,000	—	1,064,000
Other	535,000	781,000	799,000	—	2,115,000
Municipal	—	—	18,000	—	18,000
Residential
Term	337,000	336,000	440,000	—	1,113,000
Construction	—	4,000	5,000	—	9,000
Home equity line of credit	—	522,000	337,000	—	859,000
Consumer	—	345,000	229,000	—	574,000
Unallocated	—	—	—	1,089,000	1,089,000
	$3,105,000	$4,315,000	$4,211,000	$1,089,000	$12,720,000

As of December 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523,000	$2,369,000	$1,973,000	$—	$5,865,000
Construction	969,000	213,000	177,000	—	1,359,000
Other	652,000	763,000	635,000	—	2,050,000
Municipal	—	—	18,000	—	18,000
Residential
Term	395,000	278,000	436,000	—	1,109,000
Construction	—	4,000	7,000	—	11,000
Home equity line of credit	—	315,000	339,000	—	654,000
Consumer	—	362,000	230,000	—	592,000
Unallocated	—	—	—	842,000	842,000
	$3,539,000	$4,304,000	$3,815,000	$842,000	$12,500,000

As of March 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$944,000	$2,648,000	$2,270,000	$—	$5,862,000
Construction	117,000	316,000	271,000	—	704,000
Other	480,000	886,000	759,000	—	2,125,000
Municipal	—	—	19,000	—	19,000
Residential
Term	592,000	185,000	459,000	—	1,236,000
Construction	49,000	2,000	8,000	—	59,000
Home equity line of credit	156,000	176,000	350,000	—	682,000
Consumer	10,000	319,000	239,000	—	568,000
Unallocated	—	—	—	1,699,000	1,699,000
	$2,348,000	$4,532,000	$4,375,000	$1,699,000	$12,954,000
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
The qualitative amount assigned to the substandard commercial loan segments increased between March 31, 2013 from December 31, 2012 to adjust historical loss averages for the impact of recent write downs taken on a large, atypical credit. Changes to qualitative adjustments for other major portfolio segments were not material at March 31, 2013. The unallocated component of the Allowance for Loan Losses totaled $1,089,000 at March 31, 2013. This compares to $842,000 as of December 31, 2012 and $1,699,000 as of March 31, 2012. Management views these fluctuations in the unallocated portion of the Allowance for Loan Losses to be immaterial. The unallocated amount was deemed appropriate due to the following:

•
In general, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. An example of this could be a delay in receiving an updated appraisal on a troubled credit.

•
An internal analysis completed on foreclosed property found that when these properties are sold, on average, the selling price is approximately 20% below the appraised value of the property at the time of take in. The unallocated provides for uncertainty in the value of properties when in impaired loan status.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 17.0% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2013. Construction loans and non-owner-occupied commercial real estate loans are at 73.9% of total capital, well under regulatory guidance of 300.0% of capital at March 31, 2013.

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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2013:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$19,000	$—	$259,000	$1,641,000	$1,919,000
2 Above Average	12,288,000	271,000	6,262,000	7,589,000	26,410,000
3 Satisfactory	36,187,000	2,410,000	16,846,000	3,419,000	58,862,000
4 Average	103,957,000	9,505,000	32,430,000	2,368,000	148,260,000
5 Watch	37,703,000	22,000	15,679,000	—	53,404,000
6 OAEM	25,057,000	3,001,000	4,768,000	—	32,826,000
7 Substandard	34,530,000	1,881,000	13,628,000	—	50,039,000
8 Doubtful	439,000	—	2,000	—	441,000
Total	$250,180,000	$17,090,000	$89,874,000	$15,017,000	$372,161,000
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$19,000	$—	$271,000	$1,731,000	$2,021,000
2 Above Average	13,871,000	1,274,000	4,084,000	7,061,000	26,290,000
3 Satisfactory	34,454,000	2,312,000	14,578,000	3,487,000	54,831,000
4 Average	99,712,000	12,322,000	28,618,000	2,425,000	143,077,000
5 Watch	43,369,000	1,721,000	19,524,000	—	64,614,000
6 OAEM	26,302,000	79,000	5,300,000	—	31,681,000
7 Substandard	33,153,000	4,709,000	8,806,000	—	46,668,000
8 Doubtful	455,000	—	2,000	—	457,000
Total	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$369,639,000
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$23,000	$—	$486,000	$1,911,000	$2,420,000
2 Above Average	19,788,000	—	4,418,000	7,602,000	31,808,000
3 Satisfactory	32,903,000	1,396,000	12,183,000	3,819,000	50,301,000
4 Average	105,446,000	19,130,000	31,412,000	2,629,000	158,617,000
5 Watch	42,680,000	3,530,000	19,473,000	—	65,683,000
6 OAEM	18,302,000	538,000	4,644,000	—	23,484,000
7 Substandard	34,887,000	6,234,000	12,158,000	—	53,279,000
8 Doubtful	679,000	—	693,000	—	1,372,000
Total	$254,708,000	$30,828,000	$85,467,000	$15,961,000	$386,964,000

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
Residential loans, consumer loans and home equity lines of credit are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for these segments are consistent with those for the commercial and municipal classes. Certain loans in the residential, home equity lines of credit and consumer classes identified as having the potential for further deterioration are analyzed individually to confirm impairment status, and to determine the need for a specific reserve; however there is no formal rating system used for these classes. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection. One- to  four-family residential real estate loans and home equity loans are written down or charged-off no later than 180 days past due, or for residential real estate secured loans having a borrower in bankruptcy, within 60 days of receipt of notification of filing from the bankruptcy court, whichever is sooner. This is subject to completion of a current assessment of the value of the collateral with any outstanding loan balance in excess of the fair value of the property, less costs to sell, written down or charged-off.
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2013.
The following table presents allowance for loan losses activity by class for the three-months ended March 31, 2013, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	54,000	403,000	288,000	—	200,000	—	362,000	127,000	—	1,434,000
Recoveries	—	—	103,000	—	2,000	—	1,000	48,000	—	154,000
Provision	68,000	108,000	250,000	—	202,000	(2,000)	566,000	61,000	247,000	1,500,000
Ending balance	$5,879,000	$1,064,000	$2,115,000	$18,000	$1,113,000	$9,000	$859,000	$574,000	$1,089,000	$12,720,000
Allowance for loan losses as of March 31, 2013
Ending balance specifically evaluated for impairment	$1,473,000	$760,000	$535,000	$—	$337,000	$—	$—	$—	$—	$3,105,000
Ending balance collectively evaluated for impairment	$4,406,000	$304,000	$1,580,000	$18,000	$776,000	$9,000	$859,000	$574,000	$1,089,000	$9,615,000
Related loan balances as of March 31, 2013
Ending balance	$250,180,000	$17,090,000	$89,874,000	$15,017,000	$376,029,000	$4,222,000	$96,536,000	$14,529,000	$—	$863,477,000
Ending balance specifically evaluated for impairment	$17,534,000	$2,347,000	$5,550,000	$—	$20,262,000	$—	$1,683,000	$—	$—	$47,376,000
Ending balance collectively evaluated for impairment	$232,646,000	$14,743,000	$84,324,000	$15,017,000	$355,767,000	$4,222,000	$94,853,000	$14,529,000	$—	$816,101,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2012 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2012:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	1,394,000	928,000	3,215,000	—	1,911,000	389,000	688,000	555,000	—	9,080,000
Recoveries	13,000	246,000	113,000	—	110,000	54,000	1,000	208,000	—	745,000
Provision	1,587,000	1,383,000	3,089,000	(1,000)	1,751,000	91,000	746,000	355,000	(1,166,000)	7,835,000
Ending balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Allowance for loan losses as of December 31, 2012
Ending balance specifically evaluated for impairment	$1,523,000	$969,000	$652,000	$—	$395,000	$—	$—	$—	$—	$3,539,000
Ending balance collectively evaluated for impairment	$4,342,000	$390,000	$1,398,000	$18,000	$714,000	$11,000	$654,000	$592,000	$842,000	$8,961,000
Related loan balances as of December 31, 2012
Ending balance	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$379,447,000	$6,459,000	$99,082,000	$14,657,000	$—	$869,284,000
Ending balance specifically evaluated for impairment	$15,774,000	$3,354,000	$5,861,000	$—	$19,444,000	$—	$1,311,000	$—	$—	$45,744,000
Ending balance collectively evaluated for impairment	$235,561,000	$19,063,000	$75,322,000	$14,704,000	$360,003,000	$6,459,000	$97,771,000	$14,657,000	$—	$823,540,000

The following table presents allowance for loan losses activity by class for the three-months ended March 31, 2012 , and allowance for loan loss balances by class and related loan balances by class as of March 31, 2012:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	—	—	2,002,000	—	239,000	—	49,000	180,000	—	2,470,000
Recoveries	—	246,000	2,000	—	1,000	—	—	75,000	—	324,000
Provision	203,000	(200,000)	2,062,000	—	315,000	(196,000)	136,000	89,000	(309,000)	2,100,000
Ending balance	$5,862,000	$704,000	$2,125,000	$19,000	$1,236,000	$59,000	$682,000	$568,000	$1,699,000	$12,954,000
Allowance for loan losses as of March 31, 2012
Ending balance specifically evaluated for impairment	$944,000	$117,000	$480,000	$—	$592,000	$49,000	$156,000	$10,000	$—	$2,348,000
Ending balance collectively evaluated for impairment	$4,918,000	$587,000	$1,645,000	$19,000	$644,000	$10,000	$526,000	$558,000	$1,699,000	$10,606,000
Related loan balances as of March 31, 2012
Ending balance	$254,708,000	$30,828,000	$85,467,000	$15,961,000	$358,394,000	$6,451,000	$103,372,000	$15,711,000	$—	$870,892,000
Ending balance specifically evaluated for impairment	$14,295,000	$2,093,000	$3,886,000	$—	$18,054,000	$1,454,000	$1,336,000	$15,000	$—	$41,133,000
Ending balance collectively evaluated for impairment	$240,413,000	$28,735,000	$81,581,000	$15,961,000	$340,340,000	$4,997,000	$102,036,000	$15,696,000	$—	$829,759,000

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
As of March 31, 2013, the Company had 106 loans with a value of $31,147,000 that have been classified as TDRs. This compares to 101 loans with a value of $29,955,000 and 71 loans with a value of $20,647,000 classified as TDRs as of December 31, 2012 and March 31, 2012, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of March 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,715,000	$313,000
Construction	3	2,317,000	1,194,000
Other	24	3,063,000	40,000
Municipal	—	—	—
Residential
Term	54	11,195,000	1,034,000
Construction	—	—	—
Home equity line of credit	5	857,000	9,000
Consumer	—	—	—
	106	$31,147,000	$2,590,000
The following table shows TDRs by class and the specific reserve as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$11,961,000	$823,000
Construction	3	3,319,000	969,000
Other	23	3,074,000	574,000
Municipal	—	—	—
Residential
Term	53	10,945,000	224,000
Construction	—	—	—
Home equity line of credit	4	656,000	—
Consumer	—	—	—
	101	$29,955,000	$2,590,000
The following table shows TDRs by class and the specific reserve as of March 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	12	$7,610,000	$271,000
Construction	1	1,148,000	—
Other	12	1,919,000	85,000
Municipal	—	—	—
Residential
Term	46	9,970,000	250,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	71	$20,647,000	$606,000

As of March 31, 2013, 11 of the loans classified as TDRs with a total balance of $2,503,000 were more than 30 days past due. Of these loans, 2 loans with an outstanding balance of $409,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$409,000	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	9	2,094,000	421,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	11	$2,503,000	$421,000

As of March 31, 2012, 11 of the loans classified as TDRs with a total balance of $2,258,000 were more than 30 days past due. Of these loans, 7 loans with an outstanding balance of $1,733,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	4	667,000	44,000
Municipal	—	—	—
Residential
Term	7	1,591,000	29,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	11	$2,258,000	$73,000

For the three months ended March 31, 2013, 7 loans were placed on TDR status with an outstanding balance of $2,948,000, this compares to 14 loans placed on TDR status with an outstanding balance of $3,007,000 for the three months ended March 31, 2012. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.

The following table shows loans placed on TDR status in the three months ended March 31, 2013 and 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of March 31, 2013 and 2012:

Three months ended March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,897,000	$1,897,000	$—
Construction	—	—	—	—
Other	3	536,000	546,000	40,000
Municipal	—	—	—	—
Residential
Term	1	312,000	312,000	—
Construction	—	—	—	—
Home equity line of credit	1	203,000	204,000	—
Consumer	—	—	—	—
	7	$2,948,000	$2,959,000	$40,000

Three months ended March 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	7	$2,438,000	$2,404,000	$—
Construction	—	—	—	—
Other	3	12,000	12,000	—
Municipal	—	—	—	—
Residential
Term	4	557,000	557,000	16,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	14	$3,007,000	$2,973,000	$16,000
As of March 31, 2013, Management is aware of thirteen loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,222,000. There were also 28 loans with an outstanding balance of $4,695,000 that were classified as TDRs and on non-accrual status, 4 of which, with an outstanding balance of $504,000, were in the process of foreclosure.

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
As of March 31, 2013, 46,841 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	2.1
2011	5.0	5,500	3.1
2012	3.0	2,027	2.2
2012	4.0	2,704	3.2
2012	5.0	7,996	4.2
2013	2.0	8,529	1.7
2013	3.0	8,886	2.7
2013	5.0	9,699	4.7
		46,841	3.2
The compensation cost related to these restricted stock grants was $756,000 and will be recognized over the vesting terms of each grant. In the first three months of 2013, $54,000 of expense was recognized for these restricted shares, leaving $594,000 in unrecognized expense as of March 31, 2013. In the first three months of 2012, $24,000 of expense was recognized for restricted shares, leaving $256,000 in unrecognized expense as of March 31, 2012.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of March 31, 2013, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of March 31, 2013 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	42,000	$18.00
Granted in 2013	—	—
Exercised in 2013	—	—		—
Forfeited in 2013	—	—
Outstanding at March 31, 2013	42,000	$18.00	2.3	—
Exercisable at March 31, 2013	42,000	$18.00	2.3	—

Note 6 – Preferred and Common Stock
Preferred Stock
On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
On August 24, 2011, the Company repurchased $12,500,000 of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator, as well as the Bank's primary regulator, the Office of the Comptroller of the Currency, based on continued strong capital ratios after the repayment. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12,500,000 of the CPP shares remains outstanding. The Company may redeem the remaining CPP Shares at any time using any funds available, subject to the prior approval of the Federal Reserve Bank of Boston. The CPP Shares are "perpetual" preferred stock, which means that neither Treasury nor any subsequent holder would have a right to require that the Company redeem any of the shares.

On March 27, 2013, the Company repurchased $2,500,000 of the CPP Shares with funds from it's operating account. After the repurchase, $10,000,000 of the CPP Shares remains outstanding.
Incident to such issuance of the CPP shares, the Company issued to the U.S. Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The CPP Shares and the related Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The CPP Shares qualify as Tier 1 capital on the Company's books for regulatory purposes and rank senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.
The Warrants issued in conjunction with the sale of the CPP Shares have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transactions and remain outstanding.
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
Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company intends to use these proceeds to repurchase the remaining $10,000,000 of CPP Shares, subject to receiving approval from the Federal Reserve Bank of Boston, the Company's principal regulator.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended March 31, 2013
Net income as reported	$2,856,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	2,675,000	9,869,177	$0.27
Effect of dilutive securities: warrants and restricted stock		48,550
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,675,000	9,917,727	$0.27
For the quarter ended March 31, 2012
Net income as reported	$2,913,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	2,732,000	9,817,029	$0.28
Effect of dilutive securities: restricted stock		11,196
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,732,000	9,828,225	$0.28

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
The following table presents the number of options and warrants outstanding as of March 31, 2013 and 2012 and the amount for which the market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of March 31, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to U.S. Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000
As of March 31, 2012
Incentive stock options	42,000	—	42,000
Warrants issued to U.S. Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to IRS determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2012. The amount for 2013 has not been established. The expense related to the 401(k) plan was $97,000 and $92,000 for the three months ended March 31, 2013 and 2012, respectively.
Supplemental Retirement Benefits

The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $77,000 for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the associated accrued liability included in other liabilities in the balance sheet was $2,143,000 compared to $2,080,000 and $1,911,000 at December 31, 2012 and March 31, 2012, respectively.
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

	At or for the three months ended March 31,
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$1,954,000	$1,848,000
Service cost	4,000	17,000
Interest cost	26,000	28,000
Benefits paid	(34,000)	(34,000)
Benefit obligation at end of period	1,950,000	1,859,000
Funded status
Benefit obligation at end of period	(1,950,000)	(1,859,000)
Accrued benefit cost at end of period	$(1,950,000)	$(1,859,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$4,000	$17,000
Interest cost	26,000	28,000
Amortization of unrecognized transition obligation	5,000	7,000
Amortization of accumulated losses	—	3,000
Net periodic benefit cost	$35,000	$55,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Unamortized net actuarial loss	$(186,000)	$(186,000)	$(100,000)
Unrecognized transition obligation	—	(5,000)	(27,000)
	(186,000)	(191,000)	(127,000)
Deferred tax benefit at 35%	67,000	68,000	45,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(119,000)	$(123,000)	$(82,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the first quarter of 2013 are $26,000 and the expected benefit payments for all of 2013 are $102,000. Plan expense for 2013 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income
The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
Balance at beginning of period	$7,940,000	$7,401,000
Unrealized gains (losses) arising during the period	(3,495,000)	42,000
Reclassification of realized gains during the period	(299,000)	(523,000)
Related deferred taxes	1,328,000	168,000
Net change	(2,466,000)	(313,000)
Balance at end of period	$5,474,000	$7,088,000

The reclassification of realized gains is included in the net securities gain line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
Unrecognized transition obligation at beginning of period	$(123,000)	$(87,000)
Amortization of unrecognized transition obligation	5,000	7,000
Related deferred taxes	(1,000)	(2,000)
Unrecognized transition obligation at end of period	$(119,000)	$(82,000)

The reclassification of unrecognized transition obligation is a component of net periodic benefit cost (see Note 8) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

Note 10 - Acquisitions and Intangible Assets
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32,300,000 in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and expects to open a full-service branch in this building in the first quarter of 2013. The acquisition allows the Bank to expand its community banking franchise into eastern Maine and expand its presence in Rockland, Maine. The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Assets
Cash	$25,297,000
Loans	224,000
Bank premises and equipment	3,776,000
Accrued interest receivable and other assets	24,000
Core deposit intangible	432,000
Goodwill	2,121,000
Liabilities
Deposits	$31,858,000
Accrued interest and other liabilities	16,000

The purchase premium of $2,600,000 was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense is included in noninterest expense in the consolidated statements of income and comprehensive income and is deductible for tax purposes. As of December 31, 2012, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

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

Note 11 – Mortgage Servicing Rights
FASB ASC Topic 940 "Financial Services – Mortgage Banking," requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2013, the prepayment assumption using the PSA model was 285, which translates into an anticipated prepayment rate of 17.08%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.79%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2013 and 2012, servicing rights capitalized totaled $255,000 and $11,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2013 and 2012, were $136,000 and $172,000, respectively. The fair value of servicing rights was $1,702,000, $1,228,000 and 994,000 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Bank serviced loans for others totaling $208,683,000, $205,859,000 and $221,694,000 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2013	December 31, 2012	March 31, 2012
Mortgage servicing rights	$6,685,000	$6,430,000	$6,110,000
Accumulated amortization	(5,609,000)	(5,473,000)	(5,009,000)
Impairment reserve	(16,000)	(90,000)	(300,000)
	$1,060,000	$867,000	$801,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2011.

Note 13 - Certificates of Deposit
The following table represents the breakdown of Certificates of Deposit at March 31, 2013 and 2012, and at December 31, 2012:

	March 31, 2013	December 31, 2012	March 31, 2012
Certificates of deposit < $100,000	$198,402,000	$199,265,000	$248,582,000
Certificates $100,000 to $250,000	293,049,000	277,571,000	349,643,000
Certificates $250,000 and over	35,702,000	28,220,000	32,548,000
	$527,153,000	$505,056,000	$630,773,000

Note 14 – Reclassifications
Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the consolidated balance sheet or statement of income and comprehensive income presentations.

Note 15 – Fair Value
Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as, other real estate owned and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.
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

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

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

Other Real Estate Owned
Real estate acquired through foreclosure is initially recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

Mortgage Servicing Rights
Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the fair values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012.

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$157,197,000	$—	$157,197,000
State and political subdivisions	—	127,600,000	—	127,600,000
Other equity securities	—	1,572,000	—	1,572,000
Total assets	$—	$286,369,000	$—	$286,369,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$169,093,000	$—	$169,093,000
State and political subdivisions	—	120,944,000	—	120,944,000
Other equity securities	—	1,577,000	—	1,577,000
Total assets	$—	$291,614,000	$—	$291,614,000

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$232,115,000	$—	$232,115,000
State and political subdivisions	—	83,162,000	—	83,162,000
Other equity securities	—	1,834,000	—	1,834,000
Total assets	$—	$317,111,000	$—	$317,111,000
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $325,000, $373,000 and $367,000 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $2,405,000, $3,539,000 and $2,348,000 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The December 31, 2012 and March 31, 2012 non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly the March 31, 2013 fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,387,000	$—	$7,387,000
Impaired loans	—	5,740,000	—	5,740,000
Total assets	$—	$13,127,000	$—	$13,127,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,593,000	$—	$7,593,000
Impaired loans	—	13,923,000	—	13,923,000
Total assets	$—	$21,516,000	$—	$21,516,000

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,214,000	$—	$4,214,000
Impaired loans	—	12,084,000	—	12,084,000
Total assets	$—	$16,298,000	$—	$16,298,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,523,000	$16,523,000	$16,523,000	$—	$—
Interest bearing deposits in other banks	5,941,000	5,941,000	5,941,000	—	—
Securities available for sale	286,369,000	286,369,000	—	286,369,000	—
Securities to be held to maturity	150,791,000	156,552,000	—	156,552,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	244,000	244,000	—	244,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	243,751,000	242,839,000	—	5,051,000	237,788,000
Construction	15,926,000	15,866,000	—	1,492,000	14,374,000
Other	87,561,000	87,774,000	—	1,435,000	86,339,000
Municipal	14,997,000	16,239,000	—	—	16,239,000
Residential
Term	374,812,000	385,526,000	—	6,314,000	379,212,000
Construction	4,212,000	4,201,000	—	—	4,201,000
Home equity line of credit	95,597,000	96,231,000	—	—	96,231,000
Consumer	13,901,000	14,073,000	—	—	14,073,000
Total loans	850,757,000	862,749,000	—	14,292,000	848,457,000
Mortgage servicing rights	1,060,000	1,702,000	—	1,702,000	—
Accrued interest receivable	5,709,000	5,709,000	—	5,709,000	—
Financial liabilities
Demand deposits	$81,467,000	$81,569,000	$—	$81,569,000	$—
NOW deposits	137,356,000	130,054,000	—	130,054,000	—
Money market deposits	88,344,000	77,269,000	—	77,269,000	—
Savings deposits	141,541,000	130,206,000	—	130,206,000	—
Local certificates of deposit	223,122,000	227,882,000	—	227,882,000	—
National certificates of deposit	304,031,000	307,623,000	—	307,623,000	—
Total deposits	975,861,000	954,603,000	—	954,603,000	—
Repurchase agreements	91,031,000	91,031,000	—	91,031,000	—
Federal Home Loan Bank advances	170,154,000	177,356,000	—	177,356,000	—
Total borrowed funds	261,185,000	268,387,000	—	268,387,000	—
Accrued interest payable	635,000	635,000	—	635,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,958,000	$14,958,000	$14,958,000	$—	$—
Interest bearing deposits in other banks	1,638,000	1,638,000	1,638,000	—	—
Securities available for sale	291,614,000	291,614,000	—	291,614,000	—
Securities to be held to maturity	143,320,000	150,247,000	—	150,247,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	1,035,000	1,035,000	—	1,035,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,046,000	244,365,000	—	4,865,000	239,500,000
Construction	20,960,000	20,902,000	—	2,284,000	18,618,000
Other	78,985,000	79,312,000	—	472,000	78,840,000
Municipal	14,685,000	16,058,000	—	—	16,058,000
Residential
Term	378,258,000	390,223,000	—	6,302,000	383,921,000
Construction	6,447,000	6,430,000	—	—	6,430,000
Home equity line of credit	98,381,000	99,038,000	—	—	99,038,000
Consumer	14,022,000	14,392,000	—	—	14,392,000
Total loans	856,784,000	870,720,000	—	13,923,000	856,797,000
Mortgage servicing rights	867,000	1,228,000	—	1,228,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$90,252,000	$91,544,000	$—	$91,544,000	$—
NOW deposits	147,309,000	141,436,000	—	141,436,000	—
Money market deposits	80,983,000	71,799,000	—	71,799,000	—
Savings deposits	135,250,000	126,142,000	—	126,142,000	—
Local certificates of deposit	218,571,000	223,748,000	—	223,748,000	—
National certificates of deposit	286,485,000	290,457,000	—	290,457,000	—
Total deposits	958,850,000	945,126,000	—	945,126,000	—
Repurchase agreements	101,504,000	101,504,000	—	101,504,000	—
Federal Home Loan Bank advances	181,401,000	189,321,000	—	189,321,000	—
Total borrowed funds	282,905,000	290,825,000	—	290,825,000	—
Accrued interest payable	619,000	619,000	—	619,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,123,000	$12,123,000	$12,123,000	$—	$—
Interest bearing deposits in other banks	1,532,000	1,532,000	1,532,000	—	—
Securities available for sale	317,111,000	317,111,000	—	317,111,000	—
Securities to be held to maturity	137,606,000	144,633,000	—	144,633,000	—
Restricted equity securities	14,823,000	14,823,000	—	14,823,000	—
Loans held for sale	184,000	184,000	—	184,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	247,962,000	248,737,000	—	2,647,000	246,090,000
Construction	30,018,000	30,018,000	—	614,000	29,404,000
Other	83,021,000	83,529,000	—	595,000	82,934,000
Municipal	15,939,000	17,471,000	—	—	17,471,000
Residential
Term	356,971,000	368,682,000	—	7,532,000	361,150,000
Construction	6,383,000	6,385,000	—	285,000	6,100,000
Home equity line of credit	102,587,000	102,581,000	—	406,000	102,175,000
Consumer	15,057,000	16,049,000	—	5,000	16,044,000
Total loans	857,938,000	873,452,000	—	12,084,000	861,368,000
Mortgage servicing rights	801,000	994,000	—	994,000	—
Accrued interest receivable	5,690,000	5,690,000	—	5,690,000	—
Financial liabilities
Demand deposits	$69,520,000	$67,807,000	$—	$67,807,000	$—
NOW deposits	120,844,000	111,703,000	—	111,703,000	—
Money market deposits	75,752,000	64,795,000	—	64,795,000	—
Savings deposits	118,946,000	107,036,000	—	107,036,000	—
Local certificates of deposit	215,013,000	220,572,000	—	220,572,000	—
National certificates of deposit	415,760,000	420,850,000	—	420,850,000	—
Total deposits	1,015,835,000	992,763,000	—	992,763,000	—
Repurchase agreements	89,990,000	89,990,000	—	89,990,000	—
Federal Home Loan Bank advances	150,161,000	157,589,000	—	157,589,000	—
Total borrowed funds	240,151,000	247,579,000	—	247,579,000	—
Accrued interest payable	644,000	644,000	—	644,000	—
Note 16 – Subsequent Event
On May 8, 2013, the Company repurchased the remaining $10.0 million of the CPP Shares from the U.S. Treasury with proceeds received from the fully underwritten common stock offering consummated earlier in the year. The Warrants issued in conjunction with the sale of the CPP Shares were unchanged as a result of the repurchase transaction and remain outstanding.

Note 17 – Impact of Recently Issued Accounting Standards
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
The First Bancorp, Inc. and Subsidiary
Forward-Looking Statements
This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission ("SEC"), in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2013 and 2012.

	For the three months ended March 31,
Dollars in thousands	2013	2012
Net interest income as presented	$9,163	$9,806
Effect of tax-exempt income	851	763
Net interest income, tax equivalent	$10,014	$10,569
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

	For the three months ended March 31,
Dollars in thousands	2013	2012
Non-interest expense, as presented	$7,389	$6,178
Net interest income, as presented	9,163	9,806
Effect of tax-exempt income	851	763
Non-interest income, as presented	3,288	2,168
Effect of non-interest tax-exempt income	44	43
Net securities gains	(299)	(523)
Adjusted net interest income plus non-interest income	$13,047	$12,257
Non-GAAP efficiency ratio	56.63%	50.40%
GAAP efficiency ratio	59.34%	51.60%
The Company presents certain information based upon average tangible shareholders' common equity instead of total average shareholders' equity. The difference between these measures is the Company's intangible assets, specifically goodwill from prior acquisitions. Management, banking regulators and many stock analysts use the tangible common equity ratio and the tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions. The following table provides a reconciliation of average tangible shareholders' common equity to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles:

	For the three months ended March 31,
Dollars in thousands	2013	2012
Average shareholders' equity as presented	$157,844	$153,544
Less preferred stock	(12,263)	(12,304)
Less intangible assets	(30,787)	(28,522)
Average tangible shareholders' common equity	$114,794	$112,718

Executive Summary
Net income for the first three months of 2013 was $2.9 million, down $57,000 or 2.0% from the same period in 2012. Earnings per common share on a fully diluted basis were $0.27 for the three months ended March 31, 2013, down $0.01 or 3.6% from the $0.28 posted for the same period in 2012. Compared to the previous quarter, net income was down $373,000 or 11.6% and earnings per common share on a fully diluted basis were down $0.04 or 12.9%.
Net interest income on a tax-equivalent basis was down $555,000 or 5.3% in the first three months of 2013 compared to the same period in 2012. Compression can be seen in our net interest margin, which dropped from 3.22% for the first three months of 2012 to 3.06% for same period in 2013. This is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Compared to the previous quarter, net interest income on a tax-equivalent basis was down $289,000 or 2.8%. The decline in net interest income was offset by a $600,000 lower provision for loan losses for the first quarter 2013 compared to the first quarter 2012.

Non-interest income in the first three months of 2013 was $3.3 million or 51.7% higher than in the first three months of 2012. This was attributable to an increase in origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest expense was $1.2 million or 19.6% higher than in the same period in 2012, due to higher operating costs related to the opening of the de novo Bangor office, as well as from the Union Street Branch in Rockland that we also acquired in the fourth quarter 2012. The $1.1 million increase in non-interest income almost fully offset the $1.2 million increase in operating expenses.
The lower provision for loan losses for the first quarter of 2013 compared to the first quarter of 2012 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the three months ended March 31, 2013, were $1.3 million or 0.60% of average loans on an annualized basis. This was down $868,000 from net chargeoffs of $2.1 million or 0.99% of average loans on an annualized basis for the first three months of 2012. We provisioned $1.5 million for loan losses in the first three months of 2013, down $600,000 from the amount provisioned in the first three months of 2012. The allowance for loan losses increased $220,000 between December 31, 2012 and March 31, 2013, and is 1.47% of loans outstanding compared to 1.44% at year end and 1.49% a year ago. Total past-due loans were 3.12% of total loans as of March 31, 2013, compared to 2.67% of total loans as of December 31, 2012, and 3.04% of total loans as of March 31, 2012. Non-performing assets stood at 2.00% of total assets as of March 31, 2013, well below 2.32% of total assets at December 31, 2011 and just below 2.01% a year ago.
Total assets have increased $1.8 million or 0.1% year-to-date. The loan portfolio decreased $5.8 million in the first three months of 2013 and $7.4 million from a year ago. The investment portfolio has increased $1.7 million or 0.4% year-to-date and decreased $18.5 million or 3.9% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $12.4 million or 3.3% year-to-date, and increased $51.1 or 16.5% over the past year. The drop in the first quarter is consistent with the normal seasonal pattern. Local certificates of deposit (CDs) increased $4.0 million and wholesale CDs increased $17.8 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 17.31%, well above the well-capitalized threshold of 10.0% set by the FDIC. In Management's view, participating in the U.S. Treasury Capital Purchase Program (the "CPP") was the right decision for The First Bancorp, Inc. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. During the quarter ended March 31, 2013, the Company repaid $2.5 million preferred stock issued by the U.S. Treasury under the CPP. After the repurchase, $10.0 million of CPP preferred stock remains outstanding.
The Company's operating ratios remain good, with a return on average tangible common equity of 9.45% for the three months ended March 31, 2013 compared to 9.68% for the same period in 2012. Based upon December 31, 2012 data, our return on average tangible common equity was in the top 40% of all banks in the UBPR peer group, which had an average return on equity of 9.18%. Our efficiency ratio continues to be an important component in our overall performance, and while up to 56.63% for the first three months of 2013, compared to 50.40% for the same period in 2012, due to the previously noted increased operating costs, it remains well below the UBPR peer group average of 66.39% as of December 31, 2012.
On February 25, 2013, the Bank opened its sixteenth branch at 145 Exchange Street in Bangor, Maine in the building purchased in the fourth quarter of 2012. This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.

Net Interest Income
Total interest income of $12.3 million for the three months ended March 31, 2013, was a decrease of $841,000 million or 6.4% compared to total interest income of $13.1 million for the same period of 2012. Total interest expense of $3.1 million for the first three months of 2013 is a $198,000 million or 6.0% decrease from total interest expense of $3.3 million for the first three months of 2012. As a result, net interest income decreased 6.6% or $643,000 million to $9.2 million for the three months ended March 31, 2013, from the $9.8 million reported for the same period in 2012. The Company's net interest margin on a tax-equivalent basis decreased from 3.22% in the first three months of 2012 to 3.06% for the three months ended March 31, 2013. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $1.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2013 and 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

	For the three months ended
	March 31, 2013		March 31, 2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.25%	$—	0.00%
Investments	4,248	3.80%	4,385	3.93%
Loans held for sale	7	3.69%	1	4.05%
Loans	8,859	4.14%	9,483	4.39%
Total interest-earning assets	13,116	4.01%	13,869	4.23%
Interest-bearing liabilities
Deposits	1,987	0.90%	2,193	0.96%
Other borrowings	1,115	1.68%	1,107	1.83%
Total interest-bearing liabilities	3,102	1.08%	3,300	1.14%
Net interest income	$10,014		$10,569
Interest rate spread		2.93%		3.09%
Net interest margin		3.06%		3.22%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months March 31, 2013 compared to 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

For the three months ended March 31, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$—	$1	$1	$2
Investment securities	50	(185)	(2)	(137)
Loans held for sale	7	—	(1)	6
Loans	(19)	(607)	2	(624)
Total interest income	38	(791)	$—	(753)
Interest expense
Deposits	(65)	(145)	4	(206)
Other borrowings	118	(100)	(10)	8
Total interest expense	53	(245)	(6)	(198)
Change in net interest income	$(15)	$(546)	$6	$(555)
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three-month periods ended March 31, 2013 and 2012.

	For the three months ended
Dollars in thousands	March 31, 2013	March 31, 2012
Assets
Cash and cash equivalents	$14,222	$12,346
Interest-bearing deposits in other banks	3,209	1,848
Securities available for sale	289,744	304,867
Securities to be held to maturity	149,813	128,651
Restricted equity securities, at cost	14,323	15,286
Loans held for sale	769	67
Loans	867,490	869,224
Allowance for loan losses	(12,845)	(12,909)
Net loans	854,645	856,315
Accrued interest receivable	4,983	4,891
Premises and equipment	23,040	18,870
Other real estate owned	7,663	4,217
Goodwill	29,805	27,684
Other assets	25,489	26,781
Total Assets	$1,417,705	$1,401,823

Liabilities & Shareholders' Equity
Demand deposits	$84,140	$72,289
NOW deposits	140,791	120,546
Money market deposits	84,338	78,477
Savings deposits	139,263	116,346
Certificates of deposit	526,462	602,734
Total deposits	974,994	990,392
Borrowed funds – short term	129,308	109,990
Borrowed funds – long term	140,154	133,453
Dividends payable	931	1,025
Other liabilities	14,474	13,419
Total Liabilities	1,259,861	1,248,279
Shareholders' Equity:
Preferred stock	12,263	12,304
Common stock	99	98
Additional paid-in capital	46,890	45,970
Retained earnings	91,244	86,657
Net unrealized gain on securities available-for-sale	7,469	8,599
Net unrealized loss on postretirement benefit costs	(121)	(84)
Total Shareholders' Equity	157,844	153,544
Total Liabilities & Shareholders' Equity	$1,417,705	$1,401,823

Non-Interest Income
Non-interest income of $3.3 million for the three months ended March 31, 2013, is an increase of $1.1 million compared to the same period in 2012. This increase was attributable to origination income from the sale of refinanced mortgage loans into the secondary market.

Non-Interest Expense
Non-interest expense of $7.4 million for the three months ended March 31, 2013 is an increase of 19.6% or $1.2 million compared to non-interest expense of $6.2 million for the same period in 2012. Much of this increase was attributable to higher operating costs due to the opening of the Company's sixteenth branch in Bangor, Maine on February 25, 2013. The Company's efficiency ratio was up slightly to 56.63% for the first three months of 2013 compared to 50.40% for the same period in 2012.

Income Taxes
Income taxes on operating earnings were $706,000 for the three months ended March 31, 2013, down $77,000 from the same period in 2012. This is in line with the decrease in the Company's level of income before taxes and a higher level of tax-exempt income.
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2011.

Investments
The Company's investment portfolio increased by $1.7 million or 0.4% between December 31, 2012, and March 31, 2013. As of March 31, 2013, mortgage-backed securities had a carrying value of $203.8 million and a fair value of $206.2 million. Of this total, securities with a fair value of $170.1 million or 82.5% of the mortgage-backed portfolio were issued by GNMA and securities with a fair value of $36.1 million or 17.5% of the mortgage-backed portfolio were issued by FHLMC and FNMA.
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

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2013 and 2012 and December 31, 2012.

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Securities available for sale
Mortgage-backed securities	$157,197	$169,093	$232,115
State and political subdivisions	127,600	120,944	83,162
Other equity securities	1,572	1,577	1,834
	$286,369	$291,614	$317,111
Securities to be held to maturity
U.S. Treasury and agency	$60,940	$60,919	$39,694
Mortgage-backed securities	46,604	39,193	52,185
State and political subdivisions	42,947	42,908	45,427
Corporate securities	300	300	300
	$150,791	$143,320	$137,606
Restricted equity securities
Federal Reserve Bank Stock	$1,036	$1,036	$1,411
Federal Home Loan Bank Stock	12,876	13,412	13,412
	$13,912	$14,448	$14,823
Total securities	$451,072	$449,382	$469,540

The following table sets forth yields and expected maturities of the Company's investment securities as of March 31, 2013. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agency
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	60,940	3.22%
Total	—	0.00%	60,940	3.22%
Mortgage-Backed Securities
Due in 1 year or less	12,385	2.94%	2,087	2.54%
Due in 1 to 5 years	25,182	2.64%	16,850	3.39%
Due in 5 to 10 years	13,219	3.15%	5,699	4.00%
Due after 10 years	106,411	2.22%	21,968	4.49%
Total	157,197	2.42%	46,604	3.95%
State & Political Subdivisions
Due in 1 year or less	1,669	6.89%	647	5.97%
Due in 1 to 5 years	106	7.05%	5,801	6.63%
Due in 5 to 10 years	1,341	6.21%	22,215	6.26%
Due after 10 years	124,484	5.56%	14,284	6.19%
Total	127,600	5.59%	42,947	6.28%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.25%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	%	300	1.25%
Equity Securities	1,572	1.87%		%
	$286,369	3.83%	$150,791	4.31%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2013 amounted to $2.0 million, or 0.46% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount was $739,000 million, or 0.17% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2013, the Company had temporarily impaired securities with a fair value of $91.2 million and unrealized losses of $2.0 million, as identified in the table below. This was up from December 31, 2012 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $1.9 million as of March 31, 2013, compared with $2.8 million at December 31, 2012. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2013.

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government-sponsored agency	$35,681	$(289)	$—	$—	$35,681	$(289)
Mortgage-backed securities	23,546	(457)	1,652	(69)	25,198	(526)
State and political subdivisions	30,069	(1,164)	—	—	30,069	(1,164)
Other equity securities	—	—	282	(52)	282	(52)
	$89,296	$(1,910)	$1,934	$(121)	$91,230	$(2,031)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2013 there were $289,000 of unrealized losses on these securities compared to $182,000 unrealized losses as of December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2013, there were $526,000 of unrealized losses on these securities compared with $314,000 at December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2013 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2013, the total unrealized losses on municipal securities amounted to $1,164,000, compared with $199,000 at December 31, 2012. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2013 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2013, or at December 31, 2012. Corporate securities are dependent on the operating performance of the issuers. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2013, all corporate bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2013 to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these corporate securities to be other-than-temporarily impaired at March 31, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Other Equity Securities. As of March 31, 2013, the total unrealized losses on other equity securities amounted to $52,000, compared with $44,000 at December 31, 2012. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at March 31, 2013.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2013 and December 31, 2012, the Bank's investment in FHLB stock totaled $12.9 million and $13.4 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2013, the Bank had $244,000 in loans held for sale. This compares to $1,035,000 at December 31, 2012 and $184,000 at March 31, 2012. No recourse obligations have been incurred in connection with the sale of loans.
Loans
The loan portfolio decreased during the first three months of 2013, with total loans at $863.5 million at March 31, 2013, down $5.8 million or 0.7% from total loans of $869.3 million at December 31, 2012. Commercial loans increased $2.2 million or 0.6% between December 31, 2012 and March 31, 2013, municipal loans increased by $313,000 or 2.1% and residential term loans decreased $3.4 million or 0.9%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 17.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 73.9% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at March 31, 2013 and 2012 and December 31, 2012.

Dollars in thousands	March 31, 2013		December 31, 2012		March 31, 2012
Commercial
Real estate	$250,180	29.0%	$251,335	28.9%	$254,708	29.3%
Construction	17,090	2.0%	22,417	2.6%	30,828	3.5%
Other	89,874	10.4%	81,183	9.3%	85,467	9.8%
Municipal	15,017	1.7%	14,704	1.7%	15,961	1.8%
Residential
Term	376,029	43.5%	379,447	43.7%	358,394	41.2%
Construction	4,222	0.5%	6,459	0.7%	6,451	0.7%
Home equity line of credit	96,536	11.2%	99,082	11.4%	103,372	11.9%
Consumer	14,529	1.7%	14,657	1.7%	15,711	1.8%
Total loans	$863,477	100.0%	$869,284	100.0%	$870,892	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2013.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$4,901	$22,443	$20,544	$202,292	$250,180
Construction	2,478	1,747	455	12,410	17,090
Other	14,702	20,516	17,011	37,645	89,874
Municipal	1,015	3,795	4,375	5,832	15,017
Residential
Term	2,447	11,327	19,453	342,802	376,029
Construction	1,833	—	—	2,389	4,222
Home equity line of credit	1,348	172	1,252	93,764	96,536
Consumer	6,740	4,932	741	2,116	14,529
Total loans	$35,464	$64,932	$63,831	$699,250	$863,477
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2013.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$36,682	4.3%	$213,498	24.7%	$250,180	29.0%
Construction	633	0.1%	16,457	1.9%	17,090	2.0%
Other	32,250	3.7%	57,624	6.7%	89,874	10.4%
Municipal	14,967	1.7%	50	0.0%	15,017	1.7%
Residential
Term	195,610	22.6%	180,419	20.9%	376,029	43.5%
Construction	2,980	0.4%	1,242	0.1%	4,222	0.5%
Home equity line of credit	1,563	0.2%	94,973	11.0%	96,536	11.2%
Consumer	8,349	1.0%	6,180	0.7%	14,529	1.7%
Total loans	$293,034	34.0%	$570,443	66.0%	$863,477	100.0%
Loan Concentrations
As of March 31, 2013, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2013, impaired loans with specific reserves totaled $17.4 and the amount of such reserves was $3.1 million. This compares to impaired loans with specific reserves of $17.5 million at December 31, 2012 and the amount of such reserves was $3.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2013 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2013 and 2012 and December 31, 2012. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2013		December 31, 2012		March 31, 2012
Commercial
Real estate	$5,879	29.0%	$5,865	28.9%	$5,862	29.3%
Construction	1,064	2.0%	1,359	2.6%	704	3.5%
Other	2,115	10.4%	2,050	9.3%	2,125	9.8%
Municipal	18	1.7%	18	1.7%	19	1.8%
Residential
Term	1,113	43.5%	1,109	43.7%	1,236	41.2%
Construction	9	0.5%	11	0.7%	59	0.7%
Home equity line of credit	859	11.2%	654	11.4%	682	11.9%
Consumer	574	1.7%	592	1.7%	568	1.8%
Unallocated	1,089	0.0%	842	0.0%	1,699	0.0%
Total	$12,720	100.0%	$12,500	100.0%	$12,954	100.0%

The allowance for loan losses totaled $12.7 million at March 31, 2013, compared to $12.5 million and $13.0 million as of December 31, 2012 and March 31, 2012, respectively. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $434,000 million in the first three months of 2013 from $3.5 million at December 31, 2012 to $3.1 million at March 31, 2013. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $11,000 in the first three months of 2013. This was attributable to an increased level of classified loans during this period. The portion of the reserve based on qualitative factors increased by $396,000 in the first three months of 2013 as a result of adjustments for several qualitative factors. Despite the shifts in specific, pooled and qualitative reserves, Management feels that market trends and other internal factors justified the $247,000 increase in unallocated reserves in the first three months of 2013 from $842,000 million at December 31, 2012 to $1.1 million at March 31, 2013.
A breakdown of the allowance for loan losses as of March 31, 2013, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,473	$2,177	$2,229	$—	$5,879
Construction	760	150	154	—	1,064
Other	535	781	799	—	2,115
Municipal	—	—	18	—	18
Residential
Term	337	336	440	—	1,113
Construction	—	4	5	—	9
Home equity line of credit	—	522	337	—	859
Consumer	—	345	229	—	574
Unallocated	—	—	.	1,089	1,089
	$3,105	$4,315	$4,211	$1,089	$12,720
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1.5 million for the first three months of 2013, a decrease of $600,000 from the three months of 2012. Net chargeoffs were $1.3 million in the first three months of 2013 compared to net chargeoffs of $2.1 million in the first three months of 2012. Our allowance as a percentage of outstanding loans has increased from 1.44% as of December 31, 2012 to 1.47% as of March 31, 2013, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012:

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of year	$12,500	$13,000	$13,000
Loans charged off:
Commercial
Real estate	54	1,394	—
Construction	403	928	—
Other	288	3,215	2,002
Municipal	—	—	—
Residential
Term	200	1,911	239
Construction	—	389	—
Home equity line of credit	362	688	49
Consumer	127	555	180
Total	1,434	9,080	2,470
Recoveries on loans previously charged off
Commercial
Real estate	—	13	—
Construction	—	246	246
Other	103	113	2
Municipal	—	—	—
Residential
Term	2	110	1
Construction	—	54	—
Home equity line of credit	1	1	—
Consumer	48	208	75
Total	154	745	324
Net loans charged off	1,280	8,335	2,146
Provision for loan losses	1,500	7,835	2,100
Balance at end of period	$12,720	$12,500	$12,954
Ratio of net loans charged off to average loans outstanding[1]	0.60%	0.95%	0.99%
Ratio of allowance for loan losses to total loans outstanding	1.47%	1.44%	1.49%
1 Ratios for March 2013 and 2012 have been annualized on a 365-day basis and 366-day basis, respectively.
Management believes the allowance for loan losses is appropriate as of March 31, 2013. In Management's opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses during the first quarter of 2013 is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for the recession continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.42% at March 31, 2013 compared to 2.20% at December 31, 2012 and 2.81% at March 31, 2012. The following table shows the distribution of nonperforming loans by class as of March 31, 2013 and 2012 and December 31, 2012:

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Commercial
Real estate	$4,599	$4,603	$7,160
Construction	1,045	101	946
Other	3,152	3,459	2,634
Municipal	—	—	—
Residential
Term	11,098	10,333	10,893
Construction	—	—	1,454
Home equity line of credit	1,030	654	1,336
Consumer	—	—	15
Total non-performing loans	$20,924	$19,150	$24,438
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of March 31, 2013, loans 90 or more days past due and still accruing interest totaled $0.4 million, compared to $1.1 million and $2.0 million at December 31, 2012 and March 31, 2012, respectively.
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
Our efforts to assist homeowners and other borrowers increased our overall level of TDRs during the first three months of 2013. As of March 31, 2013 we had 106 loans with a value of $31.1 million that have been restructured. This compares to 101 loans with a value of $30.0 million and 71 loans with a value of $20.6 million classified as TDRs as of December 31, 2012 and March 31, 2012, respectively. The following table shows the activity in loans classified as TDRs between December 31, 2012 and March 31, 2013:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2012	101	$29,955
Added in 2013	7	2,948
Removed in 2013	(2)	(499)
Repayments in 2013	—	(1,257)
Total at March 31, 2013	106	$31,147

As of March 31, 2013, 72 loans with an aggregate balance of $24.6 million were performing under the modified terms, 6 loans with an aggregate balance of $1.8 million were more than 30 days past due and 28 loans with an aggregate balance of $4.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 79.1% was performing under the modified terms, 5.8% was more than 30 days past due and 15.1% was on nonaccrual. The performance status of all TDRs as of March 31, 2013, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$12,677	$257	$781	$13,715
Construction	1,302	—	1,015	2,317
Other	2,397	—	666	3,063
Municipal	—	—	—	—
Residential
Term	7,607	1,558	2,030	11,195
Construction	—	—	—	—
Home equity line of credit	654	—	203	857
Consumer	—	—	—	—
	$24,637	$1,815	$4,695	$31,147
Percent of balance	79.1%	5.8%	15.1%	100.0%
Number of loans	72	6	28	106
Associated specific balance	$1,598	$417	$575	$2,590

The majority of residential TDRs as of March 31, 2013, was comprised of 53 loans with an aggregate balance of $9.7 million, and the modifications granted fell into three major categories. Loans totaling $7.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $2.1 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $1.5 million, with a rate concession typically of 1.0% or less. Certain residential TDRs had more than one modification.
Thecommercial TDRs as of March 31, 2013, was comprised of 54 loans with a balance of $21.4 million. Of this total, 30 loans with an aggregate balance of $9.0 million had an extended period of interest-only payments, deferring the start of principal repayment. Four loans with an aggregate balance of $3.9 million were modified by reducing the balance owed, taking into account the borrower's financial resources, and charging off the remaining balance. Four loans with an aggregate balance of $3.1 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Two loans with an aggregate balance of $2.7 million were consolidated into a one loan and re-amortized with an extended term, lowering the amount of regular debt service. Three loans with an aggregate balance of $1.7 million were granted a short-term predetermined period of interest-only payments, with regular principal-and-interest payments resuming after that time. Eleven loans with an aggregate balance of $1.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford,
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2013, Management is aware of 13 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.2 million. There were also 28 loans with an outstanding balance of $4.7 million that were classified as TDRs and on non-accrual status, four of which, with an outstanding balance of $504,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $47.4 million at March 31, 2013, and have increased $1.6 million from December 31, 2012. The number of loans increased by four from 231 to 235 during the same period. Impaired commercial loans increased $442,000 from December 31, 2012 to March 31, 2013. The specific allowance for impaired commercial loans decreased from $3.1 million at December 31, 2012 to $2.8 as of March 31, 2013, which represented the fair value deficiencies for loans where the fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2012 to March 31, 2013, impaired residential loans increased $818,000, impaired home equity lines of credit increased $372,000.
The following table sets forth impaired loans as of March 31, 2013 and 2012 and December 31, 2012:

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Commercial
Real estate	$17,534	$15,774	$14,295
Construction	2,347	3,354	2,093
Other	5,550	5,861	3,886
Municipal	—	—	—
Residential
Term	20,262	19,444	18,054
Construction	—	—	1,454
Home equity line of credit	1,683	1,311	1,336
Consumer	—	—	15
Total	$47,376	$45,744	$41,133

Past Due Loans
The Bank's overall loan delinquency ratio was 3.12% at March 31, 2013, versus 2.67% at December 31, 2012 and 3.04% at March 31, 2012. Loans 90 days delinquent and accruing decreased from $1.1 million at December 31, 2012 to $0.4 million as of March 31, 2013. The total at March 31, 2013, is made up of six loans, with the largest loan totaling $96,000. We expect to collect all amounts due on these loans, plus any accrued interest. The following table sets forth loan delinquencies as of March 31, 2013 and 2012 and December 31, 2012:

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Commercial
Real estate	$4,364	$4,898	$5,149
Construction	52	64	1,986
Other	6,695	3,182	3,447
Municipal	—	136	—
Residential
Term	13,372	12,784	12,623
Construction	189	188	1,946
Home equity line of credit	1,935	1,699	1,242
Consumer	323	216	181
Total	$26,930	$23,167	$26,574
Loans 30-89 days past due to total loans	1.43%	0.92%	0.94%
Loans 90+ days past due and accruing to total loans	0.05%	0.12%	0.22%
Loans 90+ days past due on non-accrual to total loans	1.64%	1.63%	1.88%
Total past due loans to total loans	3.12%	2.67%	3.04%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2013, there were 13 potential problem loans with a balance of $5.3 million or 0.6% of total loans. This compares to 15 loans with a balance of $2.7 million or 0.3% of total loans at December 31, 2012.
As of March 31, 2013, there were 50 loans in the process of foreclosure with a total balance of $8.3 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2013, there were 32 properties owned with a net OREO balance of $7.4 million, net of an allowance for losses of $324,000 million, compared to December 31, 2012 when there were 32 properties owned with a net OREO balance of $7.6 million, net of an allowance for losses of $373,000 million and March 31, 2012 when there were 15 properties owned with a net OREO balance of $4.2 million, net of an allowance for losses of $367,000 million.
The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2013	December 31, 2012	March 31, 2012
Carrying Value
Commercial
Real estate	$111	$—	$—
Construction	2,770	3,406	59
Other	1,373	1,617	1,504
Municipal	—	—	—
Residential	—
Term	3,457	2,943	3,018
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$7,711	$7,966	$4,581
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	100	158	127
Municipal	—	—	—
Residential	—
Term	224	215	240
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$324	$373	$367
Net Value
Commercial
Real estate	$111	$—	$—
Construction	2,770	3,406	59
Other	1,273	1,459	1,377
Municipal	—	—	—
Residential	—
Term	3,233	2,728	2,778
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$7,387	$7,593	$4,214

Goodwill
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

Liquidity Management
As of March 31, 2013, the Bank had primary sources of liquidity of $300.0 million. It is Management's opinion this is adequate. The Bank has an additional $311.6 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 68.8% of total average assets in the first three months of 2013. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits
During the first three months of 2013, total deposits increased by $17.0 million or 1.8% from December 31, 2012 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $12.4 million or 3.3% in the first three months of 2013, money market deposits increased $7.4 million or 9.1%, and certificates of deposit increased $22.1 million or 4.4%. Between March 31, 2012 and March 31, 2013, total deposits decreased by $40.0 million or 3.9%. Low-cost deposits increased by $51.1 million or 16.5%, money market accounts increased $12.6 million or 16.6%, and certificates of deposit decreased $103.6 million or 16.4%. The majority of the change in certificates of deposit year-over-year, was the result from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits year-over-year is due to an inflow of low-cost deposits due to the low interest rate environment and a net $25 million lift in low-cost deposits in the fourth quarter with the acquisition of the former Bank of America branch in Rockland.

Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. It may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2013, borrowed funds decreased $21.7 million or 7.7% from December 31, 2012. Between March 31, 2012 and March 31, 2013, borrowed funds increased by $21.0 million or 8.8%. This increase was due to the shift in funding mentioned above.

Shareholders' Equity
Shareholders' equity as of March 31, 2013 was $163.7 million, compared to $156.3 million as of December 31, 2012 and $151.6 million as of March 31, 2012. The Company raised $11.5 million through issuance of common stock in the first three months of 2013, and first quarter earnings, net of dividends paid, also added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $2.5 million from December 31, 2012.
A cash dividend of 19.5 cents per share was declared in the first quarter of 2013, equal to the dividend declared in each of the past eighteen quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 72.22% for the first three months of 2013 compared to 69.64% for the same period in 2012. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2013 is this year's net income plus $6.8 million.
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
On March 27, 2013, the Company repurchased $2.5 million of the CPP Shares with funds from its operating account. After the repurchase, $10.0 million of the CPP shares remains outstanding. On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, and Management plans to use the proceeds to repurchase the remaining $10.0 million of preferred stock. This is subject to approval from the Federal Reserve Bank of Boston, the Company's principal regulator, and we expect this will be completed during the second quarter 2013.
Regulatory leverage capital ratios for the Company were 9.19% and 8.46% at March 31, 2013 and December 31, 2012, respectively. The Company had a tier one risk-based capital ratio of 16.05% and a tier two risk-based capital ratio of 17.31% at March 31, 2013, compared to 14.80% and 16.05%, respectively, at December 31, 2012. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2013:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$261,185	$121,032	$50,000	$80,000	$10,153
Operating leases	757	158	262	234	103
Certificates of deposit	527,153	323,893	162,760	40,500	—
Total	$789,095	$445,083	$213,022	$120,734	$10,256
Total loan commitments and unused lines of credit	$116,166	$116,166	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2013 was +11.86% of total assets compared to +11.52% of total assets at December 31, 2012. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2013, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$29,051	$53,367	$153,418	$201,324
Federal Home Loan Bank and Federal Reserve Bank Stock	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	437,729	152,123	212,422	61,203
Other interest-earning assets	—	10,510	—	—
Non-rate-sensitive assets	14,063	—	—	77,665
Total assets	493,718	216,000	365,840	341,229
Interest-bearing deposits	237,666	175,357	202,787	278,584
Borrowed funds	101,032	20,000	130,000	10,153
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	221,258
Total liabilities and equity	340,598	201,057	365,137	509,995
Period gap	$153,120	$14,943	$703	$(168,766)
Percent of total assets	10.81%	1.05%	0.05%	(11.91)%
Cumulative gap (current)	$153,120	$168,063	$168,766	—
Percent of total assets	10.81%	11.86%	11.91%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 1.39% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.62% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 4.54% in a falling-rate scenario, and higher than that earned in a stable rate environment by 0.64% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2013 and December 31, 2012 is presented in the following table:

Changes in Net Interest Income	March 31, 2013	December 31, 2012
Year 1
Projected change if rates decrease by 1.0%	-1.39%	-1.50%
Projected change if rates increase by 2.0%	0.62%	0.80%
Year 2
Projected change if rates decrease by 1.0%	-4.54%	-6.10%
Projected change if rates increase by 2.0%	0.64%	1.10%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2013, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2013, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next ten-to-twelve quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2013, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2012.

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
Exhibit 10.7 Underwriting agreement for a public common stock offering between the Company and Keefe, Bruyette & Woods, Inc., a Stifel Company, incorporated by reference to Exhibit 1 to the Company's Form 8-K filed under item 1.01 on March 26, 2013.
Exhibit 10.8 Letter Agreement between the Company and the United States Treasury, dated March 27, 2013, to repurchase $2.5 million of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on March 28, 2013.
Exhibit 10.8 Letter Agreement between the Company and the United States Treasury, dated May 8, 2013, to repurchase $10.0 million of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on March 28, 2013.
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

Date: May 9, 2013

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 9, 2013