Form 10-Q
period 2013-06-30
First Bancorp, Inc /ME/
filed 2013-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2013
Common Stock: 10,663,193 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 16
Note 5 – Stock Options and Stock Based Compensation	Page 29
Note 6 – Preferred and Common Stock	Page 30
Note 7 – Earnings Per Share	Page 31
Note 8 – Employee Benefit Plans	Page 32
Note 9 - Other Comprehensive Income	Page 34
Note 10 – Acquisitions and Intangible Assets	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 36
Note 13 - Certificates of Deposit	Page 36
Note 14 – Reclassifications	Page 36
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 42
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 43
Forward-Looking Statements	Page 43
Critical Accounting Policies	Page 43
Use of Non-GAAP Financial Measures	Page 44
Executive Summary	Page 45
Net Interest Income	Page 46
Average Daily Balance Sheets	Page 50
Non-Interest Income	Page 50
Non-Interest Expense	Page 51
Income Taxes	Page 51
Investments	Page 51
Impaired Securities	Page 53
Federal Home Loan Bank Stock	Page 55
Loans and Loans Held for Sale	Page 55
Credit Risk Management and Allowance for Loan Losses	Page 56
Non-Performing Loans and Troubled Debt Restructured	Page 60
Impaired Loans	Page 63
Past Due Loans	Page 64
Potential Problem Loans and Loans in Process of Foreclosure	Page 64
Other Real Estate Owned	Page 64
Goodwill	Page 65
Liquidity Management	Page 66
Deposits	Page 66

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		For the quarters ended June 30,
except for per share amounts	2013	2012	2013	2012

Summary of Operations
Interest Income	$24,514	$26,239	$12,249	$13,133
Interest Expense	6,240	6,515	3,138	3,215
Net Interest Income	18,274	19,724	9,111	9,918
Provision for Loan Losses	2,700	4,900	1,200	2,800
Non-Interest Income	6,867	6,064	3,579	3,896
Non-Interest Expense	14,812	12,908	7,423	6,730
Net Income	6,098	6,236	3,242	3,323
Per Common Share Data
Basic Earnings per Share	$0.56	$0.60	$0.29	$0.32
Diluted Earnings per Share	0.56	0.60	0.29	0.32
Cash Dividends Declared	0.390	0.390	0.195	0.195
Book Value per Common Share	13.69	14.32	13.69	14.32
Tangible Book Value per Common Share[2]	10.82	11.51	10.82	11.51
Market Value	17.48	17.00	17.48	17.00
Financial Ratios
Return on Average Equity[1]	8.18%	8.84%	8.38%	9.38%
Return on Average Tangible Common Equity[1,2]	9.70%	10.35%	9.93%	11.01%
Return on Average Assets[1]	0.87%	0.88%	0.92%	0.93%
Average Equity to Average Assets	11.18%	10.84%	11.23%	10.73%
Average Tangible Equity to Average Assets[2]	9.01%	8.89%	9.06%	8.81%
Net Interest Margin Tax-Equivalent[1,2]	3.04%	3.19%	3.02%	3.16%
Dividend Payout Ratio	69.64%	65.00%	67.24%	60.94%
Allowance for Loan Losses/Total Loans	1.46%	1.63%	1.46%	1.63%
Non-Performing Loans to Total Loans	2.25%	2.49%	2.25%	2.49%
Non-Performing Assets to Total Assets	1.75%	1.91%	1.75%	1.91%
Efficiency Ratio[2]	57.26%	50.74%	57.90%	51.06%
At Period End
Total Assets	$1,444,496	$1,424,757	$1,444,496	$1,424,757
Total Loans	866,071	881,814	866,071	881,814
Total Investment Securities	478,911	457,570	478,911	457,570
Total Deposits	1,027,682	1,005,274	1,027,682	1,005,274
Total Shareholders' Equity	145,972	153,405	145,972	153,405
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2013 and 2012 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
August 9, 2013

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Cash and cash equivalents	$18,683,000	$14,958,000	$14,192,000
Interest bearing deposits in other banks	334,000	1,638,000	—
Securities available for sale	287,735,000	291,614,000	307,347,000
Securities to be held to maturity (fair value of $174,790,000 at June 30, 2013, $150,247,000 at December 31, 2012 and $143,628,000 at June 30, 2012)	177,264,000	143,320,000	135,775,000
Restricted equity securities, at cost	13,912,000	14,448,000	14,448,000
Loans held for sale	1,047,000	1,035,000	378,000
Loans	866,071,000	869,284,000	881,814,000
Less allowance for loan losses	12,670,000	12,500,000	14,384,000
Net loans	853,401,000	856,784,000	867,430,000
Accrued interest receivable	6,443,000	4,912,000	6,024,000
Premises and equipment, net	23,913,000	22,988,000	18,500,000
Other real estate owned	5,826,000	7,593,000	5,188,000
Goodwill	29,805,000	29,805,000	27,684,000
Other assets	26,133,000	25,904,000	27,791,000
Total assets	$1,444,496,000	$1,414,999,000	$1,424,757,000
Liabilities
Demand deposits	$88,540,000	$90,252,000	$77,019,000
NOW deposits	139,022,000	147,309,000	123,897,000
Money market deposits	87,993,000	80,983,000	71,009,000
Savings deposits	142,718,000	135,250,000	119,471,000
Certificates of deposit	569,409,000	505,056,000	613,878,000
Total deposits	1,027,682,000	958,850,000	1,005,274,000
Borrowed funds – short term	116,956,000	142,750,000	118,767,000
Borrowed funds – long term	140,152,000	140,155,000	130,159,000
Other liabilities	13,734,000	16,921,000	17,152,000
Total liabilities	1,298,524,000	1,258,676,000	1,271,352,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	—	12,402,000	12,352,000
Common stock, one cent par value per share	106,000	98,000	98,000
Additional paid-in capital	58,066,000	46,314,000	46,110,000
Retained earnings	91,348,000	89,692,000	87,396,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(3,433,000)	7,940,000	7,526,000
Net unrealized loss on postretirement benefit costs	(115,000)	(123,000)	(77,000)
Total shareholders' equity	145,972,000	156,323,000	153,405,000
Total liabilities & shareholders' equity	$1,444,496,000	$1,414,999,000	$1,424,757,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,659,764	9,859,914	9,847,159
Book value per common share	$13.69	$14.60	$14.32
Tangible book value per common share	$10.82	$11.47	$11.51
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income/(Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$17,530,000	$18,759,000	$8,738,000	$9,367,000
Interest on deposits with other banks	4,000	1,000	2,000	1,000
Interest and dividends on investments	6,980,000	7,479,000	3,509,000	3,765,000
Total interest income	24,514,000	26,239,000	12,249,000	13,133,000
Interest expense
Interest on deposits	4,012,000	4,297,000	2,025,000	2,104,000
Interest on borrowed funds	2,228,000	2,218,000	1,113,000	1,111,000
Total interest expense	6,240,000	6,515,000	3,138,000	3,215,000
Net interest income	18,274,000	19,724,000	9,111,000	9,918,000
Provision for loan losses	2,700,000	4,900,000	1,200,000	2,800,000
Net interest income after provision for loan losses	15,574,000	14,824,000	7,911,000	7,118,000
Non-interest income
Investment management and fiduciary income	968,000	844,000	519,000	448,000
Service charges on deposit accounts	1,423,000	1,351,000	775,000	713,000
Net securities gains	1,087,000	1,967,000	788,000	1,444,000
Mortgage origination and servicing income, net of amortization	1,387,000	304,000	491,000	460,000
Other operating income	2,002,000	1,598,000	1,006,000	831,000
Total non-interest income	6,867,000	6,064,000	3,579,000	3,896,000
Non-interest expense
Salaries and employee benefits	6,994,000	6,202,000	3,520,000	3,118,000
Occupancy expense	1,069,000	819,000	522,000	405,000
Furniture and equipment expense	1,310,000	1,123,000	688,000	550,000
FDIC insurance premiums	584,000	606,000	294,000	305,000
Amortization of identified intangibles	163,000	141,000	81,000	70,000
Other operating expense	4,692,000	4,017,000	2,318,000	2,282,000
Total non-interest expense	14,812,000	12,908,000	7,423,000	6,730,000
Income before income taxes	7,629,000	7,980,000	4,067,000	4,284,000
Income tax expense	1,531,000	1,744,000	825,000	961,000
NET INCOME	$6,098,000	$6,236,000	$3,242,000	$3,323,000
Basic earnings per common share	$0.56	$0.60	$0.29	$0.32
Diluted earnings per common share	$0.56	$0.60	$0.29	$0.32
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(11,373,000)	125,000	(8,907,000)	438,000
Amortization of unrecognized postretirement benefits	8,000	10,000	4,000	5,000
Other comprehensive income (loss)	(11,365,000)	135,000	(8,903,000)	443,000
Comprehensive income (loss)	$(5,267,000)	$6,371,000	$(5,661,000)	$3,766,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	—	—	—	6,236,000	—	6,236,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	125,000	125,000
Amortization of unrecognized postretirement benefits, net of tax	—	—	—	—	10,000	10,000
Comprehensive income	—	—	—	6,236,000	135,000	6,371,000
Cash dividends declared ($0.195 per share)	—	—	—	(4,154,000)	—	(4,154,000)
Equity compensation expense	—	—	40,000	—	—	40,000
Amortization of premium for preferred stock issuance	49,000	—	(49,000)	—	—	—
Proceeds from sale of common stock	—	34,979	290,000	—	—	290,000
Balance at June 30, 2012	$12,352,000	9,847,159	$46,208,000	$87,396,000	$7,449,000	$153,405,000

Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	6,098,000	—	6,098,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(11,373,000)	(11,373,000)
Amortization of unrecognized postretirement benefits, net of tax	—	—	—	—	8,000	8,000
Comprehensive loss	—	—	—	6,098,000	(11,365,000)	(5,267,000)
Cash dividends declared ($0.195 per share)	—	—	—	(4,442,000)	—	(4,442,000)
Equity compensation expense	—	—	107,000	—	—	107,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	799,850	11,751,000	—	—	11,751,000
Balance at June 30, 2013	—	10,659,764	$58,172,000	$91,348,000	$(3,548,000)	$145,972,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$6,098,000	$6,236,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	838,000	663,000
Change in deferred taxes	(13,000)	(688,000)
Provision for loan losses	2,700,000	4,900,000
Loans originated for resale	(34,725,000)	(12,535,000)
Proceeds from sales and transfers of loans	35,549,000	12,720,000
Net gain on sales of loans	(836,000)	(369,000)
Net gain on sale or call of securities	(1,087,000)	(1,967,000)
Net amortization of premiums on investments	1,152,000	1,482,000
Net loss on sale of other real estate owned	24,000	39,000
Provision for losses on other real estate owned	332,000	198,000
Equity compensation expense	107,000	40,000
Net increase in other assets and accrued interest	(125,000)	(1,831,000)
Net increase in other liabilities	900,000	2,243,000
Net loss on disposal of premises and equipment	4,000	—
Amortization of investment in limited partnership	260,000	238,000
Net acquisition amortization	163,000	103,000
Net cash provided by operating activities	11,341,000	11,472,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	1,304,000	—
Proceeds from sales of securities available for sale	10,563,000	25,137,000
Proceeds from maturities, payments and calls of securities available for sale	35,593,000	26,024,000
Proceeds from maturities, payments and calls of securities to be held to maturity	28,818,000	21,871,000
Proceeds from sales of other real estate owned	2,062,000	667,000
Purchases of securities available for sale	(59,873,000)	(71,706,000)
Purchases of securities to be held to maturity	(62,728,000)	(35,101,000)
Redemption of restricted equity securities	536,000	995,000
Net (increase) decrease in loans	32,000	(22,340,000)
Capital expenditures	(1,767,000)	(321,000)
Net cash used in investing activities	(45,460,000)	(54,774,000)
Cash flows from financing activities
Net increase (decrease) in demand, savings, and money market accounts	4,479,000	(761,000)
Net increase in certificates of deposit	64,353,000	64,734,000
Net decrease in short-term borrowings	(25,797,000)	(16,730,000)
Repurchase of preferred stock	(12,500,000)	—
Proceeds from sale of common stock	11,751,000	290,000
Dividends paid	(4,442,000)	(4,154,000)
Net cash provided by financing activities	37,844,000	43,379,000
Net increase in cash and cash equivalents	3,725,000	77,000
Cash and cash equivalents at beginning of period	14,958,000	14,115,000
Cash and cash equivalents at end of period	$18,683,000	$14,192,000
Interest paid	$6,368,000	$6,640,000
Income taxes paid	950,000	869,000
Non-cash transactions
Net transfer from loans to other real estate owned	$651,000	$1,998,000
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
Subsequent Events
Events occurring subsequent to June 30, 2013, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$157,023,000	$2,014,000	$(1,513,000)	$157,524,000
State and political subdivisions	134,376,000	1,955,000	(7,792,000)	128,539,000
Other equity securities	1,617,000	63,000	(8,000)	1,672,000
	$293,016,000	$4,032,000	$(9,313,000)	$287,735,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,179,000	$10,000	$(5,944,000)	$86,245,000
Mortgage-backed securities	42,389,000	1,883,000	(625,000)	43,647,000
State and political subdivisions	42,396,000	2,268,000	(66,000)	44,598,000
Corporate securities	300,000	—	—	300,000
	$177,264,000	$4,161,000	$(6,635,000)	$174,790,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$164,752,000	$4,636,000	$(295,000)	$169,093,000
State and political subdivisions	113,069,000	8,074,000	(199,000)	120,944,000
Other equity securities	1,578,000	43,000	(44,000)	1,577,000
	$279,399,000	$12,753,000	$(538,000)	$291,614,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,919,000	$242,000	$(182,000)	$60,979,000
Mortgage-backed securities	39,193,000	2,850,000	(19,000)	42,024,000
State and political subdivisions	42,908,000	4,036,000	—	46,944,000
Corporate securities	300,000	—	—	300,000
	$143,320,000	$7,128,000	$(201,000)	$150,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$201,552,000	$5,677,000	$(250,000)	$206,979,000
State and political subdivisions	92,353,000	6,291,000	(51,000)	98,593,000
Other equity securities	1,863,000	47,000	(135,000)	1,775,000
	$295,768,000	$12,015,000	$(436,000)	$307,347,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$41,197,000	$282,000	$(33,000)	$41,446,000
Mortgage-backed securities	49,992,000	3,524,000	(8,000)	53,508,000
State and political subdivisions	44,286,000	4,088,000	—	48,374,000
Corporate securities	300,000	—	—	300,000
	$135,775,000	$7,894,000	$(41,000)	$143,628,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The following table summarizes the contractual maturities of investment securities at June 30, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,345,000	$1,368,000	$766,000	$773,000
Due in 1 to 5 years	139,000	140,000	6,081,000	6,462,000
Due in 5 to 10 years	2,426,000	2,563,000	24,873,000	26,299,000
Due after 10 years	287,489,000	281,992,000	145,544,000	141,256,000
Equity securities	1,617,000	1,672,000	—	—
	$293,016,000	$287,735,000	$177,264,000	$174,790,000

The following table summarizes the contractual maturities of investment securities at December 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$18,761,000	$18,926,000	$3,754,000	$3,785,000
Due in 1 to 5 years	27,243,000	27,816,000	11,950,000	12,701,000
Due in 5 to 10 years	16,686,000	17,666,000	27,461,000	29,986,000
Due after 10 years	215,131,000	225,629,000	100,155,000	103,775,000
Equity securities	1,578,000	1,577,000	—	—
	$279,399,000	$291,614,000	$143,320,000	$150,247,000

The following table summarizes the contractual maturities of investment securities at June 30, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,296,000	$4,328,000	$1,382,000	$1,399,000
Due in 1 to 5 years	55,317,000	56,358,000	13,556,000	14,134,000
Due in 5 to 10 years	23,143,000	24,034,000	21,137,000	22,958,000
Due after 10 years	211,149,000	220,852,000	99,700,000	105,137,000
Equity securities	1,863,000	1,775,000	—	—
	$295,768,000	$307,347,000	$135,775,000	$143,628,000
At June 30, 2013, securities with a fair value of $123,571,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154,817,000 as of December 31, 2012 and $140,384,000 at June 30, 2012, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2013 and 2012:

	For the six months ended June 30,		For the quarters ended June 30,
	2013	2012	2013	2012
Proceeds from sales of securities	$10,563,000	$25,137,000	$5,598,000	$14,194,000
Gross realized gains	1,087,000	2,256,000	788,000	1,444,000
Gross realized losses	—	(289,000)	—	—
Net gain	$1,087,000	$1,967,000	$788,000	$1,444,000
Related income taxes	$380,000	$688,000	$275,000	$505,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2013, there were 280 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which six had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2013 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$85,453,000	$(5,944,000)	$—	$—	$85,453,000	$(5,944,000)
Mortgage-backed securities	58,706,000	(2,039,000)	1,585,000	(99,000)	60,291,000	(2,138,000)
State and political subdivisions	71,738,000	(7,858,000)	—	—	71,738,000	(7,858,000)
Other equity securities	—	—	110,000	(8,000)	110,000	(8,000)
	$215,897,000	$(15,841,000)	$1,695,000	$(107,000)	$217,592,000	$(15,948,000)

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

As of June 30, 2012, there were 30 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which eight had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of June 30, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$7,942,000	$(33,000)	$—	$—	$7,942,000	$(33,000)
Mortgage-backed securities	9,822,000	(110,000)	5,137,000	(148,000)	14,959,000	(258,000)
State and political subdivisions	3,719,000	(51,000)	—	—	3,719,000	(51,000)
Other equity securities	—	—	191,000	(135,000)	191,000	(135,000)
	$21,483,000	$(194,000)	$5,328,000	$(283,000)	$26,811,000	$(477,000)
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2013 and 2012, and December 31, 2012, the Bank's investment in FHLB stock totaled $12,875,000, $13,412,000 and $13,412,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2013 and 2012 and at December 31, 2012:

	June 30, 2013		December 31, 2012		June 30, 2012
Commercial
Real estate	$251,799,000	29.1%	$251,335,000	28.9%	$253,193,000	28.7%
Construction	18,641,000	2.2%	22,417,000	2.6%	33,072,000	3.8%
Other	91,393,000	10.6%	81,183,000	9.3%	87,833,000	10.0%
Municipal	14,885,000	1.7%	14,704,000	1.7%	16,089,000	1.8%
Residential
Term	374,522,000	43.2%	379,447,000	43.7%	368,876,000	41.8%
Construction	4,759,000	0.5%	6,459,000	0.7%	6,449,000	0.7%
Home equity line of credit	95,013,000	11.0%	99,082,000	11.4%	100,689,000	11.4%
Consumer	15,059,000	1.7%	14,657,000	1.7%	15,613,000	1.8%
Total	$866,071,000	100.0%	$869,284,000	100.0%	$881,814,000	100.0%
Loan balances include net deferred loan costs of $2,001,000 as of June 30, 2013, $1,783,000 as of December 31, 2012, and $1,664,000 as of June 30, 2012. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $254,417,000 at June 30, 2013, $256,378,000 at December 31, 2012, and $243,196,000 at June 30, 2012, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $221,953,000 at June 30, 2013, $220,520,000 at December 31, 2012, and $232,598,000 at June 30, 2012, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$717,000	$—	$2,347,000	$3,064,000	$248,735,000	$251,799,000	$—
Construction	—	—	456,000	456,000	18,185,000	18,641,000	—
Other	244,000	3,482,000	2,547,000	6,273,000	85,120,000	91,393,000	503,000
Municipal	—	—	—	—	14,885,000	14,885,000	—
Residential
Term	636,000	3,955,000	7,933,000	12,524,000	361,998,000	374,522,000	395,000
Construction	82,000	—	—	82,000	4,677,000	4,759,000	—
Home equity line of credit	652,000	62,000	816,000	1,530,000	93,483,000	95,013,000	—
Consumer	104,000	63,000	121,000	288,000	14,771,000	15,059,000	121,000
Total	$2,435,000	$7,562,000	$14,220,000	$24,217,000	$841,854,000	$866,071,000	$1,019,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,172,000	$346,000	$2,380,000	$4,898,000	$246,437,000	$251,335,000	$102,000
Construction	—	29,000	35,000	64,000	22,353,000	22,417,000	—
Other	658,000	218,000	2,306,000	3,182,000	78,001,000	81,183,000	2,000
Municipal	136,000	—	—	136,000	14,568,000	14,704,000	—
Residential
Term	2,404,000	1,082,000	9,298,000	12,784,000	366,663,000	379,447,000	363,000
Construction	188,000	—	—	188,000	6,271,000	6,459,000	—
Home equity line of credit	430,000	133,000	1,136,000	1,699,000	97,383,000	99,082,000	539,000
Consumer	101,000	70,000	45,000	216,000	14,441,000	14,657,000	45,000
Total	$6,089,000	$1,878,000	$15,200,000	$23,167,000	$846,117,000	$869,284,000	$1,051,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$13,000	$1,858,000	$1,871,000	$251,322,000	$253,193,000	$—
Construction	119,000	—	34,000	153,000	32,919,000	33,072,000	—
Other	177,000	266,000	1,398,000	1,841,000	85,992,000	87,833,000	—
Municipal	1,560,000	—	—	1,560,000	14,529,000	16,089,000	—
Residential
Term	2,191,000	1,000,000	7,878,000	11,069,000	357,807,000	368,876,000	—
Construction	—	—	1,336,000	1,336,000	5,113,000	6,449,000	—
Home equity line of credit	530,000	—	1,311,000	1,841,000	98,848,000	100,689,000	—
Consumer	140,000	49,000	180,000	369,000	15,244,000	15,613,000	164,000
Total	$4,717,000	1,328,000	$13,995,000	$20,040,000	$861,774,000	$881,814,000	$164,000

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2013 and 2012 and at December 31, 2012 is presented in the following table:

	June 30, 2013	December 31, 2012	June 30, 2012
Commercial
Real estate	$4,424,000	$4,603,000	$5,545,000
Construction	519,000	101,000	521,000
Other	2,856,000	3,459,000	2,361,000
Municipal	—	—	—
Residential
Term	10,640,000	10,333,000	10,723,000
Construction	—	—	1,336,000
Home equity line of credit	1,046,000	654,000	1,456,000
Consumer	—	—	16,000
Total	$19,485,000	$19,150,000	$21,958,000
Impaired loans include troubled debt restructured and loans placed on non-accrual. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference.

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2013, is presented in the following table:

				For the six months ended June 30, 2013		For the quarter ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,452,000	$11,851,000	$—	$10,621,000	$200,000	$11,083,000	$99,000
Construction	517,000	1,065,000	—	210,000	28,000	376,000	27,000
Other	4,017,000	4,325,000	—	3,726,000	59,000	3,759,000	32,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,399,000	17,441,000	—	13,862,000	248,000	14,636,000	150,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,655,000	1,892,000	—	1,579,000	15,000	1,665,000	7,000
Consumer	—	—	—	—	—	—	—
	$33,040,000	$36,574,000	$—	$29,998,000	$550,000	$31,519,000	$315,000
With an Allowance Recorded
Commercial
Real estate	$5,880,000	$6,619,000	$1,510,000	$6,688,000	$110,000	$6,577,000	$48,000
Construction	1,302,000	1,302,000	266,000	2,297,000	19,000	1,626,000	(7,000)
Other	1,773,000	1,893,000	1,005,000	2,008,000	11,000	1,920,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	4,296,000	4,520,000	218,000	5,961,000	93,000	5,117,000	29,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	40,000	40,000	7,000	94,000	1,000	15,000	1,000
Consumer	—	—	—	—	—	—	—
	$13,291,000	$14,374,000	$3,006,000	$17,048,000	$234,000	$15,255,000	$73,000
Total
Commercial
Real estate	$17,332,000	$18,470,000	$1,510,000	$17,309,000	$310,000	$17,660,000	$147,000
Construction	1,819,000	2,367,000	266,000	2,507,000	47,000	2,002,000	20,000
Other	5,790,000	6,218,000	1,005,000	5,735,000	70,000	5,679,000	34,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,695,000	21,961,000	218,000	19,822,000	341,000	19,753,000	179,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,695,000	1,932,000	7,000	1,673,000	16,000	1,680,000	8,000
Consumer	—	—	—	—	—	—	—
	$46,331,000	$50,948,000	$3,006,000	$47,046,000	$784,000	$46,774,000	$388,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$—	$10,102,000	$199,000
Construction	101,000	115,000	—	2,533,000	—
Other	4,737,000	5,345,000	—	2,877,000	53,000
Municipal	—	—	—	—	—
Residential
Term	12,747,000	14,440,000	—	9,801,000	189,000
Construction	—	—	—	560,000	—
Home equity line of credit	1,311,000	1,440,000	—	961,000	27,000
Consumer	—	—	—	3,000	—
	$28,282,000	$31,303,000	$—	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	—	—	—	—	—
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	—	—	—	261,000	—
Home equity line of credit	—	—	—	442,000	—
Consumer	—	—	—	9,000	—
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	—	—	—	—	—
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	—	—	—	821,000	—
Home equity line of credit	1,311,000	1,440,000	—	1,403,000	27,000
Consumer	—	—	—	12,000	—
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2012, is presented in the following table:

				For the six months ended June 30, 2012		For the quarter ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,313,000	$10,313,000	$—	$9,729,000	$111,000	$11,013,000	$71,000
Construction	1,464,000	1,464,000	—	2,189,000	26,000	1,395,000	13,000
Other	2,249,000	2,249,000	—	2,710,000	16,000	2,439,000	21,000
Municipal	—	—	—	—	—	—	—
Residential
Term	8,695,000	8,695,000	—	9,662,000	71,000	9,322,000	41,000
Construction	1,002,000	1,002,000	—	880,000	—	1,042,000	—
Home equity line of credit	740,000	740,000	—	758,000	—	740,000	—
Consumer	—	—	—	6,000	—	—	—
	$24,463,000	$24,463,000	$—	$25,934,000	$224,000	$25,951,000	$146,000
With an Allowance Recorded
Commercial
Real estate	$3,482,000	$3,482,000	$1,133,000	$4,026,000	$16,000	$3,775,000	$6,000
Construction	2,155,000	2,155,000	787,000	1,376,000	37,000	2,155,000	37,000
Other	1,851,000	1,851,000	932,000	2,013,000	18,000	1,802,000	13,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,357,000	10,357,000	966,000	8,487,000	127,000	9,525,000	68,000
Construction	334,000	334,000	48,000	466,000	—	334,000	—
Home equity line of credit	716,000	716,000	300,000	566,000	—	613,000	—
Consumer	16,000	16,000	11,000	15,000	—	15,000	—
	$18,911,000	$18,911,000	$4,177,000	$16,949,000	$198,000	$18,219,000	$124,000
Total
Commercial
Real estate	$13,795,000	$13,795,000	$1,133,000	$13,755,000	$127,000	$14,788,000	$77,000
Construction	3,619,000	3,619,000	787,000	3,565,000	63,000	3,550,000	50,000
Other	4,100,000	4,100,000	932,000	4,723,000	34,000	4,241,000	34,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,052,000	19,052,000	966,000	18,149,000	198,000	18,847,000	109,000
Construction	1,336,000	1,336,000	48,000	1,346,000	—	1,376,000	—
Home equity line of credit	1,456,000	1,456,000	300,000	1,324,000	—	1,353,000	—
Consumer	16,000	16,000	11,000	21,000	—	15,000	—
	$43,374,000	$43,374,000	$4,177,000	$42,883,000	$422,000	$44,170,000	$270,000

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of June 30, 2013, December 31, 2012, and June 30, 2012, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,510,000	$2,148,000	$2,153,000	$—	$5,811,000
Construction	266,000	162,000	163,000	—	591,000
Other	1,005,000	783,000	784,000	—	2,572,000
Municipal	—	—	18,000	—	18,000
Residential
Term	218,000	380,000	428,000	—	1,026,000
Construction	—	4,000	5,000	—	9,000
Home equity line of credit	7,000	402,000	328,000	—	737,000
Consumer	—	408,000	223,000	—	631,000
Unallocated	—	—	—	1,275,000	1,275,000
	$3,006,000	$4,287,000	$4,102,000	$1,275,000	$12,670,000

As of December 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523,000	$2,369,000	$1,973,000	$—	$5,865,000
Construction	969,000	213,000	177,000	—	1,359,000
Other	652,000	763,000	635,000	—	2,050,000
Municipal	—	—	18,000	—	18,000
Residential
Term	395,000	278,000	436,000	—	1,109,000
Construction	—	4,000	7,000	—	11,000
Home equity line of credit	—	315,000	339,000	—	654,000
Consumer	—	362,000	230,000	—	592,000
Unallocated	—	—	—	842,000	842,000
	$3,539,000	$4,304,000	$3,815,000	$842,000	$12,500,000

As of June 30, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,133,000	$2,685,000	$1,746,000	$—	$5,564,000
Construction	787,000	355,000	231,000	—	1,373,000
Other	932,000	935,000	609,000	—	2,476,000
Municipal	—	—	19,000	—	19,000
Residential
Term	966,000	165,000	456,000	—	1,587,000
Construction	48,000	2,000	8,000	—	58,000
Home equity line of credit	300,000	155,000	354,000	—	809,000
Consumer	11,000	351,000	241,000	—	603,000
Unallocated	—	—	—	1,895,000	1,895,000
	$4,177,000	$4,648,000	$3,664,000	$1,895,000	$14,384,000
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
The qualitative portion of the allowance for loan losses was 0.50% of related loans as of June 30, 2013, compared to 0.46% of related loans as of December 31, 2012. The qualitative portion increased $287,000 between December 31, 2012 and June 30, 2013 as a result of a higher level of pooled substandard commercial loans. Changes to qualitative adjustments for other major portfolio segments were not material in this period.
The unallocated portion of the allowance totaled $1,275,000 at June 30, 2013, or 10% of the total reserve. This compares to $842,000 as of December 31, 2012. The fluctuation in the unallocated component is supported by the following:

•
Losses in the commercial loan portfolio have been influenced by classified levels and exacerbated by declines in real estate values, reflected in appraisal updates on collateral that secure troubled loans. Certain valuation declines have been more than expected. The unallocated portion allows some coverage for unexpected and specifically unidentified losses in pooled portfolios.

•
An internal analysis completed on sales of other real estate owned found these properties sold, on average, approximately 20% below the appraised value of the property at the time of take in. Based on the analysis, Management applies a 20% additional discount factor to arrive at OREO take in amounts.  This will impact the allowance as these potential additional write downs would be taken against the allowance, and the unallocated portion provides additional reserves for these adjustments.

•
Watch-rated commercial loans have remained elevated after bottoming out in the third quarter of 2009. Additional losses may exist in this portfolio segment, yet are not identifiable at present. The unallocated portion provides some level of support for this.

•
The present view of the economic recovery is one moving at a slow to moderate pace; consequently, caution remains appropriate at the evaluation date regarding the direction of the economy and its impact on Bank loan portfolio quality. The spike in interest rates during the second quarter increases uncertainty in the existing loan portfolio and warrants an increase in the unallocated reserve over the six months ended June 30, 2013. Until conditions show consistent improvement, particularly with employment levels, and until the real estate markets return to some form of normalcy, losses may be higher than normal.

•
The unallocated portion is also available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 18.4% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2013. Construction loans and non-owner-occupied commercial real estate loans are at 74.1% of total capital, well under regulatory guidance of 300.0% of capital at June 30, 2013.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2013:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$18,000	$—	$255,000	$1,590,000	$1,863,000
2 Above Average	12,914,000	569,000	6,135,000	7,775,000	27,393,000
3 Satisfactory	39,155,000	2,716,000	17,439,000	4,183,000	63,493,000
4 Average	102,063,000	10,963,000	33,117,000	1,337,000	147,480,000
5 Watch	39,466,000	42,000	15,716,000	—	55,224,000
6 OAEM	24,265,000	3,001,000	4,196,000	—	31,462,000
7 Substandard	33,503,000	1,350,000	14,535,000	—	49,388,000
8 Doubtful	415,000	—	—	—	415,000
Total	$251,799,000	$18,641,000	$91,393,000	$14,885,000	$376,718,000
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$21,000	$—	$284,000	$1,822,000	$2,127,000
2 Above Average	19,319,000	170,000	4,601,000	7,933,000	32,023,000
3 Satisfactory	36,207,000	1,751,000	13,541,000	3,770,000	55,269,000
4 Average	99,855,000	20,932,000	32,700,000	2,564,000	156,051,000
5 Watch	41,089,000	1,969,000	21,147,000	—	64,205,000
6 OAEM	21,135,000	1,649,000	4,357,000	—	27,141,000
7 Substandard	34,931,000	6,601,000	11,111,000	—	52,643,000
8 Doubtful	636,000	—	92,000	—	728,000
Total	$253,193,000	$33,072,000	$87,833,000	$16,089,000	$390,187,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2013.

The following table presents allowance for loan losses activity by class for the six-months and quarter ended June 30, 2013, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	61,000	930,000	521,000	—	607,000	—	431,000	252,000	—	2,802,000
Recoveries	—	—	144,000	—	36,000	—	2,000	90,000	—	272,000
Provision	7,000	162,000	899,000	—	488,000	(2,000)	512,000	201,000	433,000	2,700,000
Ending balance	$5,811,000	$591,000	$2,572,000	$18,000	$1,026,000	$9,000	$737,000	$631,000	$1,275,000	$12,670,000
For the three months ended June 30, 2013
Beginning balance	$5,879,000	$1,064,000	$2,115,000	$18,000	$1,113,000	$9,000	$859,000	$574,000	$1,089,000	$12,720,000
Charge offs	7,000	527,000	233,000	—	407,000	—	69,000	125,000	—	1,368,000
Recoveries	—	—	41,000	—	34,000	—	1,000	42,000	—	118,000
Provision	(61,000)	54,000	649,000	—	286,000	—	(54,000)	140,000	186,000	1,200,000
Ending balance	$5,811,000	$591,000	$2,572,000	$18,000	$1,026,000	$9,000	$737,000	$631,000	$1,275,000	$12,670,000
Allowance for loan losses as of June 30, 2013
Ending balance specifically evaluated for impairment	$1,510,000	$266,000	$1,005,000	$—	$218,000	$—	$7,000	$—	$—	$3,006,000
Ending balance collectively evaluated for impairment	$4,301,000	$325,000	$1,567,000	$18,000	$808,000	$9,000	$730,000	$631,000	$1,275,000	$9,664,000
Related loan balances as of June 30, 2013
Ending balance	$251,799,000	$18,641,000	$91,393,000	$14,885,000	$374,522,000	$4,759,000	$95,013,000	$15,059,000	$—	$866,071,000
Ending balance specifically evaluated for impairment	$17,332,000	$1,819,000	$5,790,000	$—	$19,695,000	$—	$1,695,000	$—	$—	$46,331,000
Ending balance collectively evaluated for impairment	$234,467,000	$16,822,000	$85,603,000	$14,885,000	$354,827,000	$4,759,000	$93,318,000	$15,059,000	$—	$819,740,000

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

The following table presents allowance for loan losses activity by class for the six-months and quarter ended June 30, 2012, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2012:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	915,000	—	2,162,000	—	375,000	118,000	49,000	276,000	—	3,895,000
Recoveries	1,000	246,000	11,000	—	2,000	—	—	119,000	—	379,000
Provision	819,000	469,000	2,564,000	—	801,000	(79,000)	263,000	176,000	(113,000)	4,900,000
Ending balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
For the three months ended June 30, 2012
Beginning balance	$5,862,000	$704,000	$2,125,000	$19,000	$1,236,000	$59,000	$682,000	$568,000	$1,699,000	$12,954,000
Charge offs	915,000	—	160,000	—	136,000	118,000	—	96,000	—	1,425,000
Recoveries	1,000	—	9,000	—	1,000	—	—	44,000	—	55,000
Provision	616,000	669,000	502,000	—	486,000	117,000	127,000	87,000	196,000	2,800,000
Ending balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
Allowance for loan losses as of June 30, 2012
Ending balance specifically evaluated for impairment	$1,133,000	$787,000	$932,000	$—	$966,000	$48,000	$300,000	$11,000	$—	$4,177,000
Ending balance collectively evaluated for impairment	$4,431,000	$586,000	$1,544,000	$19,000	$621,000	$10,000	$509,000	$592,000	$1,895,000	$10,207,000
Related loan balances as of June 30, 2012
Ending balance	$253,193,000	$33,072,000	$87,833,000	$16,089,000	$368,876,000	$6,449,000	$100,689,000	$15,613,000	$—	$881,814,000
Ending balance specifically evaluated for impairment	$13,795,000	$3,619,000	$4,100,000	$—	$19,052,000	$1,336,000	$1,456,000	$16,000	$—	$43,374,000
Ending balance collectively evaluated for impairment	$239,398,000	$29,453,000	$83,733,000	$16,089,000	$349,824,000	$5,113,000	$99,233,000	$15,597,000	$—	$838,440,000

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

As of June 30, 2013, the Company had 105 loans with a value of $30,874,000 that have been classified as TDRs. This compares to 101 loans with a value of $29,955,000 and 82 loans with a value of $24,980,000 classified as TDRs as of December 31, 2012 and June 30, 2012, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of June 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,593,000	$868,000
Construction	3	1,789,000	267,000
Other	23	3,491,000	607,000
Municipal	—	—	—
Residential
Term	54	11,149,000	167,000
Construction	—	—	—
Home equity line of credit	5	852,000	7,000
Consumer	—	—	—
	105	$30,874,000	$1,916,000
The following table shows TDRs by class and the specific reserve as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$11,961,000	$823,000
Construction	3	3,319,000	969,000
Other	23	3,074,000	574,000
Municipal	—	—	—
Residential
Term	53	10,945,000	224,000
Construction	—	—	—
Home equity line of credit	4	656,000	—
Consumer	—	—	—
	101	$29,955,000	$2,590,000

The following table shows TDRs by class and the specific reserve as of June 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$9,216,000	$496,000
Construction	2	3,099,000	696,000
Other	15	1,984,000	590,000
Municipal	—	—	—
Residential
Term	48	10,681,000	327,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	82	$24,980,000	$2,109,000

As of June 30, 2013, 12 of the loans classified as TDRs with a total balance of $2,197,000 were more than 30 days past due. Of these loans, two loans with an outstanding balance of $524,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$319,000	$5,000
Construction	1	423,000	—
Other	2	370,000	9,000
Municipal	—	—	—
Residential
Term	7	1,085,000	6,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	12	$2,197,000	$20,000

As of June 30, 2012, 13 of the loans classified as TDRs with a total balance of $2,487,000 were more than 30 days past due. Of these loans, six loans with an outstanding balance of $864,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$269,000	$111,000
Construction	—	—	—
Other	3	180,000	—
Municipal	—	—	—
Residential
Term	9	2,038,000	92,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	13	$2,487,000	$203,000

For the six months ended June 30, 2013, ten loans were placed on TDR status with an outstanding balance of $3,890,000. This compares to 29 loans placed on TDR status with an outstanding balance of $8,107,000 for the six months ended June 30, 2012. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the six months ended June 30, 2013 and 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2013 and 2012:

For the six months ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,897,000	$1,897,000	$—
Construction	—	—	—	—
Other	5	1,164,000	1,150,000	$—
Municipal	—	—	—	—
Residential
Term	2	625,000	475,000	—
Construction	—	—	—	—
Home equity line of credit	1	204,000	202,000	—
Consumer	—	—	—	—
	10	$3,890,000	$3,724,000	—

For the six months ended June 30, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	12	$4,032,000	$3,845,000	$152,000
Construction	1	1,951,000	1,951,000	696,000
Other	9	713,000	712,000	544,000
Municipal	—	—	—	—
Residential
Term	7	1,411,000	1,411,000	76,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	29	$8,107,000	$7,919,000	$1,468,000

For the quarter ended June 30, 2013, three loans were placed on TDR status with an outstanding balance of $936,000. This compares to 15 loans placed on TDR status with an outstanding balance of $5,105,000 for the quarter ended June 30, 2012. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the three months ended June 30, 2013 and 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2013 and 2012:

For the quarter ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	2	623,000	620,000	—
Municipal	—	—	—	—
Residential
Term	1	313,000	163,000	$—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$936,000	$783,000	$—

For the quarter ended June 30, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	5	$1,598,000	$1,449,000	$152,000
Construction	1	1,951,000	1,951,000	696,000
Other	6	701,000	700,000	545,000
Municipal	—	—	—	—
Residential
Term	3	855,000	855,000	61,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	15	$5,105,000	$4,955,000	$1,454,000

As of June 30, 2013, Management is aware of ten loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $970,000. There were also 23 loans with an outstanding balance of $4,027,000 that were classified as TDRs and on non-accrual status. Five loans with an outstanding balance of $450,000, that were classified as TDRs, were in the process of foreclosure.

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
As of June 30, 2013, 46,841 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	1.6
2011	5.0	5,500	2.6
2012	3.0	2,027	1.7
2012	4.0	2,704	2.7
2012	5.0	7,996	3.7
2013	2.0	8,529	1.7
2013	3.0	8,886	2.7
2013	5.0	9,699	4.7
		46,841	3.0
The compensation cost related to these restricted stock grants was $756,000 and will be recognized over the vesting terms of each grant. In the six months ended June 30, 2013, $107,000 of expense was recognized for these restricted shares, leaving $540,000 in unrecognized expense as of June 30, 2013. In the six months ended June 30, 2012, $40,000 of expense was recognized for restricted shares, leaving $240,000 in unrecognized expense as of June 30, 2012.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of June 30, 2013, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of June 30, 2013 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	42,000	$18.00
Granted in 2013	—	—
Exercised in 2013	—	—		—
Forfeited in 2013	—	—
Outstanding at June 30, 2013	42,000	$18.00	1.6	—
Exercisable at June 30, 2013	42,000	$18.00	1.6	—

Note 6 – Preferred and Common Stock
Preferred Stock
On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury ("Treasury') under the Capital Purchase Program ("the CPP Shares"). The CPP Shares called for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
On August 24, 2011, the Company repurchased $12,500,000 of the CPP Shares. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. On March 27, 2013, the Company repurchased $2,500,000 of the CPP Shares with funds from it's operating account. On May 8, 2013, the Company repurchased the remaining $10,000,000 CPP Shares using proceeds from the Company's common stock offering in the first quarter of 2013, All the repurchase transactions were approved by the Federal Reserve Bank of Boston, the Company's primary regulator.
Incident to such issuance of the CPP shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities.
The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transactions and remain outstanding.

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2013 and 2012:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2013
Net income as reported	$6,098,000
Less dividends and amortization of premium on preferred stock	345,000
Basic EPS: Income available to common shareholders	5,753,000	10,316,177	$0.56
Effect of dilutive securities: warrants and restricted stock		47,799
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,753,000	10,363,976	$0.56
For the six months ended June 30, 2012
Net income as reported	$6,236,000
Less dividends and amortization of premium on preferred stock	362,000
Basic EPS: Income available to common shareholders	5,874,000	9,822,437	$0.60
Effect of dilutive securities: restricted stock		15,461
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,874,000	9,837,898	$0.60

The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2013 and 2012.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2013
Net income as reported	$3,242,000
Less dividends and amortization of premium on preferred stock	164,000
Basic EPS: Income available to common shareholders	3,078,000	10,610,615	$0.29
Effect of dilutive securities: warrants and restricted stock		47,249
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,078,000	10,657,864	$0.29
For the quarter ended June 30, 2012
Net income as reported	$3,323,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	3,142,000	9,824,568	$0.32
Effect of dilutive securities: restricted stock		19,727
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,142,000	9,844,295	$0.32
All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of Management and the warrants. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of options and warrants outstanding as of June 30, 2013 and 2012 and the amount for which the market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of June 30, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000
As of June 30, 2012
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2012. The amount for 2013 has not been established. The expense related to the 401(k) plan was $199,000 and $186,000 for the six months ended June 30, 2013 and 2012, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $155,000 for the six months ended June 30, 2013 and $145,000 for the same period in 2012. As of June 30, 2013, the associated accrued liability included in other liabilities in the balance sheet was $2,207,000 compared to $2,080,000 and $1,964,000 at December 31, 2012 and June 30, 2012, respectively.
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

	At or for the six months ended June 30,
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$1,954,000	$1,848,000
Service cost	8,000	34,000
Interest cost	52,000	56,000
Benefits paid	(68,000)	(68,000)
Benefit obligation at end of period	1,946,000	1,870,000
Funded status
Benefit obligation at end of period	(1,946,000)	(1,870,000)
Accrued benefit cost at end of period	$(1,946,000)	$(1,870,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarters ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$8,000	$34,000	$4,000	$17,000
Interest cost	52,000	56,000	26,000	28,000
Amortization of unrecognized transition obligation	5,000	14,000	—	7,000
Amortization of accumulated losses	4,000	6,000	4,000	3,000
Net periodic benefit cost	$69,000	$110,000	$34,000	$55,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Unamortized net actuarial loss	$(182,000)	$(186,000)	$(100,000)
Unrecognized transition obligation	—	(5,000)	(20,000)
	(182,000)	(191,000)	(120,000)
Deferred tax benefit at 35%	67,000	68,000	43,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(115,000)	$(123,000)	$(77,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2013 are $26,000 and the expected benefit payments for all of 2013 are $102,000. Plan expense for 2013 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income for the six-months and quarters ended June 30, 2013 and 2012.

	For the six months ended June 30,		For the quarters ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$7,940,000	$7,401,000	$5,474,000	$7,088,000
Unrealized gains (losses) arising during the period	(16,410,000)	2,159,000	(12,915,000)	2,118,000
Reclassification of realized gains during the period	(1,087,000)	(1,967,000)	(788,000)	(1,444,000)
Related deferred taxes	6,124,000	(67,000)	4,796,000	(236,000)
Net change	(11,373,000)	125,000	(8,907,000)	438,000
Balance at end of period	$(3,433,000)	$7,526,000	$(3,433,000)	$7,526,000

The reclassification of realized gains is included in the net securities gain line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income for the six-months and quarters ended June 30, 2013 and 2012.

	For the six months ended June 30,		For the quarters ended June 30,
	2013	2012	2013	2012
Unrecognized postretirement benefits at beginning of period	$(123,000)	$(87,000)	$(119,000)	$(82,000)
Amortization of unrecognized transition obligation	5,000	14,000	—	7,000
Change in accumulated losses	4,000	—	6,000	—
Related deferred taxes	(1,000)	(4,000)	(2,000)	(2,000)
Unrecognized postretirement benefits at end of period	$(115,000)	$(77,000)	$(115,000)	$(77,000)

The reclassification of unrecognized transition obligation is a component of net periodic benefit cost (see Note 8) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

Note 10 - Acquisitions and Intangible Assets

On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32,300,000 in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in the first quarter of 2013. The acquisition allows the Bank to expand its community banking franchise into eastern Maine and expand its presence in Rockland, Maine. The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Assets
Cash	$25,297,000
Loans	224,000
Bank premises and equipment	3,776,000
Accrued interest receivable and other assets	24,000
Core deposit intangible	432,000
Goodwill	2,121,000
Liabilities
Deposits	$31,858,000
Accrued interest and other liabilities	16,000

The purchase premium of $2,600,000 was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense is included in noninterest expense in the consolidated statements of income and comprehensive income (loss) and is deductible for tax purposes. As of December 31, 2012, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2013	$43,000
2014	43,000
2015	43,000
2016	43,000
2017	43,000
Thereafter	217,000
Total	$432,000

The banking facilities were valued at the most recent tax assessed value, which approximates fair value. The loans acquired were recorded at fair value at the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible totaled $2,121,000 and was recorded as goodwill. The goodwill is not amortizable for GAAP but is amortizable for tax purposes. Management periodically assesses qualitative factors to determine whether goodwill is impaired. Management is not aware of any such events or circumstances that would cause it to conclude that the goodwill is impaired.
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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities

Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2013, the prepayment assumption using the PSA model was 268, which translates into an anticipated prepayment rate of 16.06%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.09%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2013 and 2012, servicing rights capitalized totaled $479,000 and $81,000, respectively. Servicing rights capitalized for the three-month periods ended June 30, 2013 and 2012, were $224,000 and $70,000 respectively. Servicing rights amortized for the six-month periods ended June 30, 2013 and 2012, were $265,000 and $334,000, respectively. The fair value of servicing rights was $1,757,000, $1,228,000 and $1,075,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The Bank serviced loans for others totaling $212,106,000, $205,859,000 and $213,035,000 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2013	December 31, 2012	June 30, 2012
Mortgage servicing rights	$6,909,000	$6,430,000	$6,177,000
Accumulated amortization	(5,738,000)	(5,473,000)	(5,170,000)
Impairment reserve	(18,000)	(90,000)	(177,000)
	$1,153,000	$867,000	$830,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2012.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2013 and 2012, and at December 31, 2012:

	June 30, 2013	December 31, 2012	June 30, 2012
Certificates of deposit < $100,000	$197,888,000	$199,265,000	$239,635,000
Certificates $100,000 to $250,000	334,361,000	277,571,000	313,742,000
Certificates $250,000 and over	37,160,000	28,220,000	60,501,000
	$569,409,000	$505,056,000	$613,878,000

Note 14 – Reclassifications
Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the consolidated balance sheet or statement of income and comprehensive income (loss) presentations.

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

The fair value methods and assumptions for the Company's financial instruments and other assets measured at fair value are set forth below.

Cash, Cash Equivalents and Interest-Bearing Deposits in Other Banks
The carrying values of cash equivalents, due from banks and federal funds sold approximate their relative fair values. As such, the Company classifies these financial instruments as Level 1.

Investment Securities
The fair values of investment securities are estimated by independent providers using a market approach with observable inputs. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values. As such, the Company classifies investment securities as Level 2.

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for collateral dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, less costs to sell. As such, the Company classifies collateral dependent impaired loans as Level 2 and all other impaired loans as level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012.

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$157,524,000	$—	$157,524,000
State and political subdivisions	—	128,539,000	—	128,539,000
Other equity securities	—	1,672,000	—	1,672,000
Total assets	$—	$287,735,000	$—	$287,735,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$169,093,000	$—	$169,093,000
State and political subdivisions	—	120,944,000	—	120,944,000
Other equity securities	—	1,577,000	—	1,577,000
Total assets	$—	$291,614,000	$—	$291,614,000

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$206,979,000	$—	$206,979,000
State and political subdivisions	—	98,593,000	—	98,593,000
Other equity securities	—	1,775,000	—	1,775,000
Total assets	$—	$307,347,000	$—	$307,347,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $547,000, $373,000 and $385,000 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $877,000, $3,539,000 and $4,177,000 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The December 31, 2012 and June 30, 2012 non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly the June 30, 2013 fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$5,826,000	$—	$5,826,000
Impaired loans	—	3,911,000	—	3,911,000
Total assets	$—	$9,737,000	$—	$9,737,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,593,000	$—	$7,593,000
Impaired loans	—	13,923,000	—	13,923,000
Total assets	$—	$21,516,000	$—	$21,516,000

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$5,188,000	$—	$5,188,000
Impaired loans	—	14,734,000	—	14,734,000
Total assets	$—	$19,922,000	$—	$19,922,000

Fair Value of Financial Instruments

FASB ASC Topic 825 "Financial Instruments" requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying amount and estimated fair values for financial instruments as of June 30, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$18,683,000	$18,683,000	$18,683,000	$—	$—
Interest bearing deposits in other banks	334,000	334,000	334,000	—	—
Securities available for sale	287,735,000	287,735,000	—	287,735,000	—
Securities to be held to maturity	177,264,000	174,790,000	—	174,790,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	1,047,000	1,047,000	—	1,047,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,338,000	243,846,000	—	2,334,000	241,512,000
Construction	17,984,000	17,875,000	—	0	17,875,000
Other	88,533,000	88,601,000	—	755,000	87,846,000
Municipal	14,865,000	15,599,000	—	—	15,599,000
Residential
Term	373,381,000	379,161,000	—	789,000	378,372,000
Construction	4,749,000	4,736,000	—	—	4,736,000
Home equity line of credit	94,194,000	93,904,000	—	33,000	93,871,000
Consumer	14,357,000	14,714,000	—	—	14,714,000
Total loans	853,401,000	858,436,000	—	3,911,000	854,525,000
Mortgage servicing rights	1,153,000	1,757,000	—	1,757,000	—
Accrued interest receivable	6,443,000	6,443,000	—	6,443,000	—
Financial liabilities
Demand deposits	$88,540,000	$82,280,000	$—	$82,280,000	$—
NOW deposits	139,022,000	122,048,000	—	122,048,000	—
Money market deposits	87,993,000	71,120,000	—	71,120,000	—
Savings deposits	142,718,000	121,525,000	—	121,525,000	—
Local certificates of deposit	224,472,000	227,421,000	—	227,421,000	—
National certificates of deposit	344,937,000	347,693,000	—	347,693,000	—
Total deposits	1,027,682,000	972,087,000	—	972,087,000	—
Repurchase agreements	85,731,000	85,731,000	—	85,731,000	—
Federal Home Loan Bank advances	171,377,000	176,813,000	—	176,813,000	—
Total borrowed funds	257,108,000	262,544,000	—	262,544,000	—
Accrued interest payable	607,000	607,000	—	607,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,958,000	$14,958,000	$14,958,000	$—	$—
Interest bearing deposits in other banks	1,638,000	1,638,000	1,638,000	—	—
Securities available for sale	291,614,000	291,614,000	—	291,614,000	—
Securities to be held to maturity	143,320,000	150,247,000	—	150,247,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	1,035,000	1,035,000	—	1,035,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,046,000	244,365,000	—	4,865,000	239,500,000
Construction	20,960,000	20,902,000	—	2,284,000	18,618,000
Other	78,985,000	79,312,000	—	472,000	78,840,000
Municipal	14,685,000	16,058,000	—	—	16,058,000
Residential
Term	378,258,000	390,223,000	—	6,302,000	383,921,000
Construction	6,447,000	6,430,000	—	—	6,430,000
Home equity line of credit	98,381,000	99,038,000	—	—	99,038,000
Consumer	14,022,000	14,392,000	—	—	14,392,000
Total loans	856,784,000	870,720,000	—	13,923,000	856,797,000
Mortgage servicing rights	867,000	1,228,000	—	1,228,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$90,252,000	$91,544,000	$—	$91,544,000	$—
NOW deposits	147,309,000	141,436,000	—	141,436,000	—
Money market deposits	80,983,000	71,799,000	—	71,799,000	—
Savings deposits	135,250,000	126,142,000	—	126,142,000	—
Local certificates of deposit	218,571,000	223,748,000	—	223,748,000	—
National certificates of deposit	286,485,000	290,457,000	—	290,457,000	—
Total deposits	958,850,000	945,126,000	—	945,126,000	—
Repurchase agreements	101,504,000	101,504,000	—	101,504,000	—
Federal Home Loan Bank advances	181,401,000	189,321,000	—	189,321,000	—
Total borrowed funds	282,905,000	290,825,000	—	290,825,000	—
Accrued interest payable	619,000	619,000	—	619,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,192,000	$14,192,000	$14,192,000	$—	$—
Interest bearing deposits in other banks	—	—	—	—	—
Securities available for sale	307,347,000	307,347,000	—	307,347,000	—
Securities to be held to maturity	135,775,000	143,628,000	—	143,628,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	378,000	378,000	—	378,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	246,597,000	247,044,000	—	2,349,000	244,695,000
Construction	31,507,000	31,564,000	—	1,368,000	30,196,000
Other	84,952,000	85,322,000	—	919,000	84,403,000
Municipal	16,068,000	17,640,000	—	—	17,640,000
Residential
Term	367,152,000	380,115,000	—	9,391,000	370,724,000
Construction	6,386,000	6,380,000	—	286,000	6,094,000
Home equity line of credit	99,810,000	100,546,000	—	416,000	100,130,000
Consumer	14,958,000	15,868,000	—	5,000	15,863,000
Total loans	867,430,000	884,479,000	—	14,734,000	869,745,000
Mortgage servicing rights	830,000	1,075,000	—	1,075,000	—
Accrued interest receivable	6,024,000	6,024,000	—	6,024,000	—
Financial liabilities
Demand deposits	$77,019,000	$77,250,000	$—	$77,250,000	$—
NOW deposits	123,897,000	117,571,000	—	117,571,000	—
Money market deposits	71,009,000	62,251,000	—	62,251,000	—
Savings deposits	119,471,000	110,169,000	—	110,169,000	—
Local certificates of deposit	212,845,000	218,300,000	—	218,300,000	—
National certificates of deposit	401,033,000	405,539,000	—	405,539,000	—
Total deposits	1,005,274,000	991,080,000	—	991,080,000	—
Repurchase agreements	90,537,000	90,537,000	—	90,537,000	—
Federal Home Loan Bank advances	158,389,000	166,535,000	—	166,535,000	—
Total borrowed funds	248,926,000	257,072,000	—	257,072,000	—
Accrued interest payable	608,000	608,000	—	608,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Comprehensive Income. The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI) and is intended to help entities improve the transparency of changes in other comprehensive income and items reclassified out of AOCI in their financial statements. The guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. Adoption of this new guidance did not have a material effect on the Company's consolidated financial statements.

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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2013	2012	2013	2012
Net interest income as presented	$18,274	$19,724	$9,111	$9,918
Effect of tax-exempt income	1,726	1,527	875	763
Net interest income, tax equivalent	$20,000	$21,251	$9,986	$10,681
The Company presents its efficiency ratio using non-GAAP information. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income and Comprehensive Income (Loss). The non-GAAP efficiency ratio excludes securities losses and other-than-temporary impairment charges from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2013	2012	2013	2012
Non-interest expense, as presented	$14,812	$12,908	$7,423	$6,730
Net interest income, as presented	18,274	19,724	9,111	9,918
Effect of tax-exempt income	1,726	1,527	875	763
Non-interest income, as presented	6,867	6,064	3,579	3,896
Effect of non-interest tax-exempt income	89	91	44	48
Net securities gains	(1,087)	(1,967)	(788)	(1,444)
Adjusted net interest income plus non-interest income	$25,869	$25,439	$12,821	$13,181
Non-GAAP efficiency ratio	57.26%	50.74%	57.90%	51.06%
GAAP efficiency ratio	58.92%	50.05%	58.49%	48.72%
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2013	2012	2013	2012
Average shareholders' equity as presented	$158,472	$154,187	159,092	154,831
Less preferred stock	(8,106)	(12,317)	(3,994)	(12,329)
Less intangible assets	(30,746)	(28,522)	(30,746)	(28,522)
Average tangible shareholders' common equity	119,620	113,348	124,352	113,980

Executive Summary
Net income for the six months ended June 30, 2013 was $6.1 million, down $138,000 or 2.2% from the same period in 2012. Earnings per common share on a fully diluted basis were $0.56 for the six months ended June 30, 2013, down $0.04 or 6.7% from the $0.60 posted for the same period in 2012. For the quarter ended June 30, 2013, net income was $3.2 million, down $81,000 or 2.4% from the same period in 2012. Earnings per common share on a fully diluted basis were $0.29 for the quarter ended June 30, 2013, down $0.03 or 9.4% from the $0.32 posted in 2012. Compared to the previous quarter, net income was up $386,000 or 13.5% and earnings per common share on a fully diluted basis were up $0.02 or 7.4%.
Net interest income on a tax-equivalent basis was down $1.3 million or 5.9% in the six months ended June 30, 2013 compared to the same period in 2012. Margin compression, which is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities, can be seen in our net interest margin, which dropped from 3.19% for the six months ended June 30, 2012 to 3.04% for same period in 2013. Compression was responsible for $978,000 of the decline in net interest income, while lower volumes of earning assets were responsible for $284,000. This decline was offset by a lower provision for loan losses during the six months ended June 20, 2013 compared to the same period in 2012.
For the quarter ended June 30, 2013, net interest income on a tax-equivalent basis declined $695,000 or 6.5% compared to the same period in 2012. Compared to the previous quarter, net interest income on a tax-equivalent basis was down $27,000 or 0.3%. As stated above, this decline in net interest income was offset by lower provision for loan losses for the second quarter 2013 compared to the second quarter 2012.
Non-interest income in the six months ended June 30, 2013 was $803,000 or 13.2% higher than in the six months ended June 30, 2012. This was attributable primarily to an increase in origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest expense was $1.9 million or 14.8% higher than in the same period in 2012, due to higher operating costs related to the opening of the de novo Bangor office, as well as from the Union Street Branch in Rockland that we acquired in the fourth quarter 2012. The $1.9 million increase in non-interest expense was offset by the lower provision for loan losses as well as the increase in non-interest income.
The lower provision for loan losses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the six months ended June 30, 2013, were $2.5 million or 0.59% of average loans on an annualized basis. This was down $1.0 million from net chargeoffs of $3.5 million or 0.81% of average loans on an annualized basis for the first six months ended June 30, 2012. We provisioned $2.7 million for loan losses in the six months ended June 30, 2013, down $2.2 million from the amount provisioned in the six months ended June 30, 2012. The allowance for loan losses increased $170,000 between December 31, 2012 and June 30, 2013, and is 1.46% of loans outstanding compared to 1.44% at year end and 1.63% a year ago. Total past-due loans were 2.80% of total loans as of June 30, 2013, compared to 2.67% of total loans as of December 31, 2012, and 2.27% of total loans as of June 30, 2012. Non-performing assets stood at 1.75% of total assets as of June 30, 2013, below 1.87% of total assets at December 31, 2012 and well below 1.91% a year ago.
Total assets have increased $29.5 million or 2.1% year-to-date. The loan portfolio decreased $3.2 million in the six months ended June 30, 2013 and decreased $15.7 million from a year ago. The investment portfolio has increased $29.5 million or 6.6% year-to-date and $21.3 million or 4.7% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $2.5 million or 0.7% year-to-date, and increased $49.9 million or 15.6% over the past year. This year-over-year increase is the result of healthy deposit inflows added in October 2012 with the purchase of the Union Street branch in Rockland. Local certificates of deposit (CDs) increased $11.6 million and wholesale CDs decreased $56.0 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.34%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation . In Management's view, participating in the U.S. Treasury Capital Purchase Program (the "CPP") was the right decision for The First Bancorp, Inc. The Company obtained additional capital at a relatively low cost and it provides us with greater ability to ride out the current economic storm and allows us more flexibility to work with individuals and businesses as they too struggle through these adverse economic conditions. As of June 30, 2013, the Company had fully repaid the $12.5 million preferred stock issued by the Treasury under the CPP. When the Company received the $25.0 million CPP investment in 2009, it was Management's intent to fully repay the Treasury before the annual rate on the investment increased from 5.0% to 9.0% in 2014.
The Company's operating ratios remain good, with a return on average tangible common equity of 9.70% for the six months ended June 30, 2013 compared to 10.35% for the same period in 2012. Based upon March 31, 2013 data, our return on average tangible common equity was in the top 50% of all banks in the UBPR peer group, which had an average return on equity of 8.91%. Our efficiency ratio continues to be an important component in our overall performance, and while up to 57.26% for the first six months of 2013, compared to 50.74% for the same period in 2012, due to the previously noted increased operating costs, it remains well below the UBPR peer group average of 67.81% as of March 31, 2013.
On February 25, 2013, the Bank opened its sixteenth branch at 145 Exchange Street in Bangor, Maine in the building purchased in the fourth quarter of 2012. This Bangor location offers an excellent opportunity to enter the expanding Northern Maine market.

Net Interest Income
Total interest income of $24.5 million for the six months ended June 30, 2013, was a decrease of $1.7 million or 6.6% compared to total interest income of $26.2 million for the same period of 2012. Total interest expense of $6.2 million for the six months ended June 30, 2013 is a $275,000 or 4.2% decrease from total interest expense of $6.5 million for the six months ended June 30, 2012. As a result, net interest income decreased 7.4% or $1.5 million to $18.3 million for the six months ended

June 30, 2013, from the $19.7 million reported for the same period in 2012. The Company's net interest margin on a tax-equivalent basis decreased from 3.19% in the six months ended June 30, 2012 to 3.04% for the six months ended June 30, 2013. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $3.2 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.
Total interest income of $12.2 million for the quarter ended June 30, 2013 is a 6.7% decrease from total interest income of $13.1 million in the comparable period of 2012. Total interest expense of $3.1 million for the quarter ended June 30, 2013 is a 2.4% decrease from total interest expense of $3.2 million for the comparable period of 2012. As a result, net interest income decreased 8.1% or $807,000 to $9.1 million for the quarter ended June 30, 2013, from the $9.9 million reported for the same period in 2012. The Company's net interest margin on a tax-equivalent basis decreased from 3.16% for the quarter ended June 30, 2012 to 3.02% for the quarter ended June 30, 2013. Tax-exempt interest income amounted to $1.6 million and $1.4 million for the quarters ended June 30, 2013 and 2012, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2013 and 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

	For the six months ended
	June 30, 2013		June 30, 2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$4	0.25%	$1	0.16%
Investments	8,562	3.79%	8,829	3.83%
Loans held for sale	11	3.21%	4	3.41%
Loans	17,663	4.11%	18,932	4.35%
Total interest-earning assets	26,240	3.99%	27,766	4.17%
Interest-bearing liabilities
Deposits	4,012	0.90%	4,297	0.93%
Other borrowings	2,228	1.71%	2,218	1.77%
Total interest-bearing liabilities	6,240	1.08%	6,515	1.11%
Net interest income	$20,000		$21,251
Interest rate spread		2.91%		3.06%
Net interest margin		3.04%		3.19%

	For the quarters ended
	June 30, 2013		June 30, 2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.37%	$1	0.68%
Investments	4,315	3.79%	4,444	3.74%
Loans held for sale	5	3.27%	4	3.97%
Loans	8,802	4.08%	9,447	4.31%
Total interest-earning assets	13,124	3.98%	13,896	4.11%
Interest-bearing liabilities
Deposits	2,025	0.90%	2,104	0.90%
Other borrowings	1,113	1.75%	1,111	1.71%
Total interest-bearing liabilities	3,138	1.08%	3,215	1.08%
Net interest income	$9,986		$10,681
Interest rate spread		2.90%		3.03%
Net interest margin		3.02%		3.16%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2013 compared to 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

For the six months ended June 30, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$2	$—	$1	$3
Investment securities	(155)	(115)	2	(268)
Loans held for sale	8	—	(1)	7
Loans	(199)	(1,080)	11	(1,268)
Total interest income	(344)	(1,195)	$13	(1,526)
Interest expense
Deposits	(148)	(142)	5	(285)
Other borrowings	88	(75)	(3)	10
Total interest expense	(60)	(217)	2	(275)
Change in net interest income	$(284)	$(978)	$11	$(1,251)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$2	$—	$(1)	$1
Investment securities	(199)	73	(3)	(129)
Loans held for sale	3	(1)	(1)	1
Loans	(180)	(475)	10	(645)
Total interest income	(374)	(403)	5	(772)
Interest expense
Deposits	(80)	1	0	(79)
Other borrowings	(25)	28	(1)	2
Total interest expense	(105)	29	(1)	(77)
Change in net interest income	$(269)	$(432)	$6	$(695)

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six-month periods and quarters ended June 30, 2013 and 2012.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Assets
Cash and cash equivalents	$13,706	$12,725	$14,414	$13,103
Interest-bearing deposits in other banks	3,287	1,219	2,145	590
Securities available for sale	287,546	312,113	285,372	319,358
Securities to be held to maturity	153,421	136,169	156,990	143,686
Restricted equity securities, at cost	14,116	14,948	13,912	14,609
Loans held for sale	690	236	613	405
Loans	866,281	875,496	865,084	881,767
Allowance for loan losses	(12,801)	(13,154)	(12,757)	(13,399)
Net loans	853,480	862,342	852,327	868,368
Accrued interest receivable	5,106	5,220	5,228	5,549
Premises and equipment	23,168	18,760	23,295	18,650
Other real estate owned	7,242	4,429	6,826	4,640
Goodwill	29,805	27,684	29,805	27,684
Other assets	25,613	26,493	25,734	26,210
Total Assets	$1,417,180	$1,422,338	$1,416,661	$1,442,852

Liabilities & Shareholders' Equity
Demand deposits	$83,520	$71,140	$82,764	$70,739
NOW deposits	139,633	121,356	138,489	122,165
Money market deposits	87,322	76,178	90,273	73,880
Savings deposits	140,250	117,716	141,227	119,085
Certificates of deposit	530,636	614,538	534,908	625,593
Total deposits	981,361	1,000,928	987,661	1,011,462
Borrowed funds – short term	122,160	118,767	116,956	118,767
Borrowed funds – long term	140,152	133,556	138,285	142,436
Dividends payable	936	948	941	871
Other liabilities	14,099	13,952	13,726	14,485
Total Liabilities	1,258,708	1,268,151	1,257,569	1,288,021
Shareholders' Equity:
Preferred stock	8,106	12,317	3,994	12,329
Common stock	102	98	106	98
Additional paid-in capital	52,502	46,023	58,049	46,077
Retained earnings	91,674	87,403	92,100	88,149
Net unrealized gain on securities available-for-sale	6,207	8,428	4,959	8,257
Net unrealized loss on postretirement benefit costs	(119)	(82)	(116)	(79)
Total Shareholders' Equity	158,472	154,187	159,092	154,831
Total Liabilities & Shareholders' Equity	$1,417,180	$1,422,338	$1,416,661	$1,442,852

Non-Interest Income
Non-interest income of $6.9 million for the six months ended June 30, 2013, is an increase of $803,000 compared to the same period in 2012. This increase was primarily attributable to origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest income was $3.6 million for the quarter ended June 30, 2013, a decrease of 8.1% from the $3.9 million reported for the quarter ended June 30, 2012. This decrease was attributable to a decrease in net securities gains.

Non-Interest Expense
Non-interest expense of $14.8 million for the six months ended June 30, 2013 is an increase of 14.8% or $1.9 million compared to non-interest expense of $12.9 million for the same period in 2012. Much of this increase was attributable to higher operating costs due to the opening of the Company's sixteenth branch in Bangor, Maine on February 25, 2013. This increase was offset by the lower provision for loan losses as well as the increase in non-interest income. Non-interest expense of $7.4 million million for the quarter ended June 30, 2013 is an increase of 10.3% compared to non-interest expense of $6.7 million for the same period in 2012. With higher operating expenses attributable to the new Bangor office and the aquired branch at Union Street in Rockland, the Company's efficiency ratio has increased to 57.26% for the six months ended June 30, 2013 compared to 50.74% for the same period in 2012.

Income Taxes
Income taxes on operating earnings were $1.5 million for the six months ended June 30, 2013, down $213,000 from the same period in 2012. This is in line with the decrease in the Company's level of income before taxes and a higher level of tax-exempt income.
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2012.

Investments
The Company's investment portfolio increased by $29.5 million or 6.6% between December 31, 2012, and June 30, 2013. As of June 30, 2013, mortgage-backed securities had a carrying value of $199.9 million and a fair value of $201.2 million. Of this total, securities with a fair value of $157.3 million or 78.2% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $43.9 million or 21.8% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2013 and 2012 and December 31, 2012.

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Securities available for sale
Mortgage-backed securities	$157,524	$169,093	$206,979
State and political subdivisions	128,539	120,944	98,593
Other equity securities	1,672	1,577	1,775
	$287,735	$291,614	$307,347
Securities to be held to maturity
U.S. government-sponsored agencies	$92,179	$60,919	$41,197
Mortgage-backed securities	42,389	39,193	49,992
State and political subdivisions	42,396	42,908	44,286
Corporate securities	300	300	300
	$177,264	$143,320	$135,775
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$13,412	$13,412
Federal Reserve Bank Stock	1,037	1,036	1,036
	$13,912	$14,448	$14,448
Total securities	$478,911	$449,382	$457,570

The following table sets forth yields and expected maturities of the Company's investment securities as of June 30, 2013. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,179	3.32%
Total	—	0.00%	92,179	3.32%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	16	2.44%
Due in 1 to 5 years	35	8.50%	154	4.78%
Due in 5 to 10 years	973	0.68%	767	6.60%
Due after 10 years	156,516	2.50%	41,452	3.81%
Total	157,524	2.49%	42,389	3.87%
State & Political Subdivisions
Due in 1 year or less	1,368	6.95%	750	5.95%
Due in 1 to 5 years	105	7.05%	5,627	6.62%
Due in 5 to 10 years	1,590	6.20%	24,106	6.25%
Due after 10 years	125,476	5.38%	11,913	6.20%
Total	128,539	5.40%	42,396	6.28%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	1,672	2.00%	—	0.00%
	$287,735	3.79%	$177,264	4.16%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2013 amounted to $15.9 million, or 3.45% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount was $739,000, or 0.17% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2013, the Company had temporarily impaired securities with a fair value of $217.6 million and unrealized losses of $15.9 million, as identified in the table below. This was up from December 31, 2012 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve-months amounted to $1.7 million as of June 30, 2013, compared with $2.8 million at December 31, 2012. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2013:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$85,453	$(5,944)	$—	$—	$85,453	$(5,944)
Mortgage-backed securities	58,706	(2,039)	1,585	(99)	60,291	(2,138)
State and political subdivisions	71,738	(7,858)	—	—	71,738	(7,858)
Other equity securities	—	—	110	(8)	110	(8)
	$215,897	$(15,841)	$1,695	$(107)	$217,592	$(15,948)
For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2013, there were $5.9 million of unrealized losses on these securities compared to $182,000 unrealized losses as of December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by the U.S. Treasury bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2013, there were $2.1 million of unrealized losses on these securities compared with $314,000 at December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2013 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2013, the total unrealized losses on municipal securities amounted to $7.9 million, compared with $199,000 at December 31, 2012. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2013 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2013, or at December 31, 2012. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2013, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of June 30, 2013, the total unrealized losses on other equity securities amounted to $8,000, compared with $44,000 at December 31, 2012. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at June 30, 2013.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2013 and December 31, 2012, the Bank's investment in FHLB stock totaled $12.9 million and $13.4 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2013, the Bank had $1,047,000 in loans held for sale. This compares to $1,035,000 at December 31, 2012 and $378,000 at June 30, 2012. No recourse obligations have been incurred in connection with the sale of loans.
Loans
The loan portfolio decreased during the first six months of 2013, with total loans at $866.1 million at June 30, 2013, down $3.2 million or 0.4% from total loans of $869.3 million at December 31, 2012. Commercial loans increased $6.9 million or 1.9% between December 31, 2012 and June 30, 2013, municipal loans increased by $181,000 or 1.2% and residential term loans decreased $4.9 million or 1.3%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 18.4% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 74.1% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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
The following table summarizes the loan portfolio, by class, at June 30, 2013 and 2012 and December 31, 2012.

Dollars in thousands	June 30, 2013		December 31, 2012		June 30, 2012
Commercial
Real estate	$251,799	29.1%	$251,335	28.9%	$253,193	28.7%
Construction	18,641	2.2%	22,417	2.6%	33,072	3.8%
Other	91,393	10.6%	81,183	9.3%	87,833	10.0%
Municipal	14,885	1.7%	14,704	1.7%	16,089	1.8%
Residential
Term	374,522	43.2%	379,447	43.7%	368,876	41.8%
Construction	4,759	0.5%	6,459	0.7%	6,449	0.7%
Home equity line of credit	95,013	11.0%	99,082	11.4%	100,689	11.4%
Consumer	15,059	1.7%	14,657	1.7%	15,613	1.8%
Total loans	$866,071	100.0%	$869,284	100.0%	$881,814	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2013.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$6,918	$23,716	$18,346	$202,819	$251,799
Construction	1,948	2,028	748	13,917	18,641
Other	14,570	22,990	18,862	34,971	91,393
Municipal	599	3,874	4,690	5,722	14,885
Residential
Term	2,448	11,438	18,723	341,913	374,522
Construction	922	—	—	3,837	4,759
Home equity line of credit	915	219	1,242	92,637	95,013
Consumer	7,159	4,566	855	2,479	15,059
Total loans	$35,479	$68,831	$63,466	$698,295	$866,071
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2013.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$35,264	4.1%	$216,535	25.0%	$251,799	29.1%
Construction	1,646	0.2%	16,995	2.0%	18,641	2.2%
Other	34,442	4.0%	56,951	6.6%	91,393	10.6%
Municipal	12,105	1.4%	2,780	0.3%	14,885	1.7%
Residential
Term	201,345	23.2%	173,177	20.0%	374,522	43.2%
Construction	4,646	0.5%	113	0.0%	4,759	0.5%
Home equity line of credit	1,391	0.2%	93,622	10.8%	95,013	11.0%
Consumer	11,184	1.3%	3,875	0.4%	15,059	1.7%
Total loans	$302,023	34.9%	$564,048	65.1%	$866,071	100.0%
Loan Concentrations
As of June 30, 2013, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2013, impaired loans with specific reserves totaled $13.3 million and the amount of such reserves was $3.0 million. This compares to impaired loans with specific reserves of $17.5 million at December 31, 2012 and the amount of such reserves was $3.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2013 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of June 30, 2013 and 2012 and December 31, 2012. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2013		December 31, 2012		June 30, 2012
Commercial
Real estate	$5,811	29.1%	$5,865	28.9%	$5,564	28.7%
Construction	591	2.2%	1,359	2.6%	1,373	3.8%
Other	2,572	10.6%	2,050	9.3%	2,476	10.0%
Municipal	18	1.7%	18	1.7%	19	1.8%
Residential
Term	1,026	43.2%	1,109	43.7%	1,587	41.8%
Construction	9	0.5%	11	0.7%	58	0.7%
Home equity line of credit	737	11.0%	654	11.4%	809	11.4%
Consumer	631	1.7%	592	1.7%	603	1.8%
Unallocated	1,275	0.0%	842	0.0%	1,895	0.0%
Total	$12,670	100.0%	$12,500	100.0%	$14,384	100.0%

The allowance for loan losses totaled $12.7 million at June 30, 2013, compared to $12.5 million and $14.4 million as of December 31, 2012 and June 30, 2012, respectively. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $533,000 in the first six months of 2013 from $3.5 million at December 31, 2012 to $3.0 million at June 30, 2013. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $17,000 in the first six months of 2013. This small decline was due to lower loss averages for both the commercial classified loan and home equity line of credit pools. Outstandings in these pools declined in the recent quarter, which, in combination with the drop in related loss rates, helped lessen the effect of a rise in other pooled loss rates particularly in the retail portfolios. The portion of the reserve based on qualitative factors increased by $287,000 in the first six months of 2013 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $433,000 increase in unallocated reserves in the first six months of 2013 from $842,000 at December 31, 2012 to $1,275,000 at June 30, 2013.

A breakdown of the allowance for loan losses as of June 30, 2013, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,510	$2,148	$2,153	$—	$5,811
Construction	266	162	163	—	591
Other	1,005	783	784	—	2,572
Municipal	—	—	18	—	18
Residential
Term	218	380	428	—	1,026
Construction	—	4	5	—	9
Home equity line of credit	7	402	328	—	737
Consumer	—	408	223	—	631
Unallocated	—	—	—	1,275	1,275
	$3,006	$4,287	$4,102	$1,275	$12,670
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $2.7 million for the first six months of 2013, a decrease of $2.2 million from the first six months of 2012. Net chargeoffs were $2.5 million in the first six months of 2013 compared to net chargeoffs of $3.5 million in the first six months of 2012. Our allowance as a percentage of outstanding loans has increased from 1.44% as of December 31, 2012 to 1.46% as of June 30, 2013, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.

The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012:

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Balance at beginning of year	$12,500	$13,000	$13,000
Loans charged off:
Commercial
Real estate	61	1,394	915
Construction	930	928	—
Other	521	3,215	2,162
Municipal	—	—	—
Residential
Term	607	1,911	375
Construction	—	389	118
Home equity line of credit	431	688	49
Consumer	252	555	276
Total	2,802	9,080	3,895
Recoveries on loans previously charged off
Commercial
Real estate	—	13	1
Construction	—	246	246
Other	144	113	11
Municipal	—	—	—
Residential
Term	36	110	2
Construction	—	54	—
Home equity line of credit	2	1	—
Consumer	90	208	119
Total	272	745	379
Net loans charged off	2,530	8,335	3,516
Provision for loan losses	2,700	7,835	4,900
Balance at end of period	$12,670	$12,500	$14,384
Ratio of net loans charged off to average loans outstanding[1]	0.59%	0.95%	0.81%
Ratio of allowance for loan losses to total loans outstanding	1.46%	1.44%	1.63%
1 Ratios for June 2013 and 2012 have been annualized on a 365-day basis and 366-day basis, respectively.
Management believes the allowance for loan losses is appropriate as of June 30, 2013. In Management's opinion, the level of the provision for loan losses and the corresponding increase in the allowance for loan losses during the second quarter of 2013 is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans and unallocated reserves, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.25% at June 30, 2013 compared to 2.20% at December 31, 2012 and 2.49% at June 30, 2012. The following table shows the distribution of nonperforming loans by class as of June 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Commercial
Real estate	$4,424	$4,603	$5,545
Construction	519	101	521
Other	2,856	3,459	2,361
Municipal	—	—	—
Residential
Term	10,640	10,333	10,723
Construction	—	—	1,336
Home equity line of credit	1,046	654	1,456
Consumer	—	—	16
Total nonperforming loans	$19,485	$19,150	$21,958
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2013, loans 90 or more days past due and still accruing interest totaled $1.0 million, compared to $1.1 million and $164,000 at December 31, 2012 and June 30, 2012, respectively.
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
Our efforts to assist homeowners and other borrowers increased our overall level of TDRs during the first six months of 2013. As of June 30, 2013 we had 105 loans with a value of $30.9 million that have been restructured. This compares to 101 loans with a value of $30.0 million and 82 loans with a value of $25.0 million classified as TDRs as of December 31, 2012 and June 30, 2012, respectively. The following table shows the activity in loans classified as TDRs between December 31, 2012 and June 30, 2013:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2012	101	$29,955
Added in 2013	10	3,724
Removed in 2013	(6)	(792)
Repayments in 2013	—	(2,013)
Total at June 30, 2013	105	$30,874

As of June 30, 2013, 76 loans with an aggregate balance of $25.9 million were performing under the modified terms, six loans with an aggregate balance of $1.0 million were more than 30 days past due and accruing and 23 loans with an aggregate balance of $4.0 million were on nonaccrual. As a percentage of aggregate outstanding balance, 83.8% was performing under the modified terms, 3.1% was more than 30 days past due and accruing and 13.0% was on nonaccrual. The performance status of all TDRs as of June 30, 2013, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$12,653	$254	$686	$13,593
Construction	1,302	—	487	1,789
Other	2,924	9	558	3,491
Municipal	—	—	—	—
Residential
Term	8,346	709	2,094	11,149
Construction	—	—	—	—
Home equity line of credit	650	—	202	852
Consumer	—	—	—	—
	$25,875	$972	$4,027	$30,874
Percent of balance	83.8%	3.1%	13.0%	100.0%
Number of loans	76	6	23	105
Associated specific balance	$1,817	$15	$84	$1,916

The majority of residential TDRs as of June 30, 2013 was comprised of 59 loans with an aggregate balance of $12.0 million, and the modifications granted fell into three major categories. Loans totaling $6.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.5 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $1.6 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $882,000, with a rate concession typically of 1.0% or less. Certain residential TDRs had more than one modification.
The commercial TDRs as of June 30, 2013 were comprised of 46 loans with a balance of $18.9 million. Of this total, 30 loans with an aggregate balance of $9.6 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.6 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Two loans with an aggregate balance of $2.7 million were modified by reducing the balance owed, taking into account the borrower's financial resources, and charging off the remaining balance. Eleven loans with an aggregate balance of $4.1 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. There was also one additional loan with other reasons for restructuring.

In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2013, Management is aware of ten loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.0 million. There were also 23 loans with an outstanding balance of $4.0 million that were classified as TDRs and on non-accrual status, five of which, with an outstanding balance of $450,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $46.3 million at June 30, 2013, and have increased $587,000 from December 31, 2012. The number of loans decreased by five from 231 to 226 during the same period. Impaired commercial loans decreased $48,000 from December 31, 2012 to June 30, 2013. The specific allowance for impaired commercial loans decreased from $3.1 million at December 31, 2012 to $2.8 million as of June 30, 2013, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2012 to June 30, 2013, impaired residential loans increased $251,000 and impaired home equity lines of credit increased $384,000.
The following table sets forth impaired loans as of June 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Commercial
Real estate	$17,332	$15,774	$13,795
Construction	1,819	3,354	3,619
Other	5,790	5,861	4,100
Municipal	—	—	—
Residential
Term	19,695	19,444	19,052
Construction	—	—	1,336
Home equity line of credit	1,695	1,311	1,456
Consumer	—	—	16
Total	$46,331	$45,744	$43,374

Past Due Loans
The Bank's overall loan delinquency ratio was 2.80% at June 30, 2013, versus 2.67% at December 31, 2012 and 2.27% at June 30, 2012. Loans 90 days delinquent and accruing decreased from $1,051,000 at December 31, 2012 to $1,019,000 as of June 30, 2013. The total at June 30, 2013, is made up of six loans, with the largest loan totaling $494,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of June 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Commercial
Real estate	$3,064	$4,898	$1,871
Construction	456	64	153
Other	6,273	3,182	1,841
Municipal	—	136	1,560
Residential
Term	12,524	12,784	11,069
Construction	82	188	1,336
Home equity line of credit	1,530	1,699	1,841
Consumer	288	216	369
Total	$24,217	$23,167	$20,040
Loans 30-89 days past due to total loans	1.16%	0.92%	0.69%
Loans 90+ days past due and accruing to total loans	0.12%	0.12%	0.02%
Loans 90+ days past due on non-accrual to total loans	1.52%	1.63%	1.56%
Total past due loans to total loans	2.80%	2.67%	2.27%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2013, there were three potential problem loans with a balance of $914,000 or 0.1% of total loans. This compares to 15 loans with a balance of $2.7 million or 0.3% of total loans at December 31, 2012.
As of June 30, 2013, there were 56 loans in the process of foreclosure with a total balance of $8.2 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2013, there were 27 properties owned with a net OREO balance of $5.8 million, net of an allowance for losses of $547,000, compared to December 31, 2012 when there were 32 properties owned with a net OREO balance of $7.6 million, net of an allowance for losses of $373,000 and June 30, 2012 when there were 20 properties owned with a net OREO balance of $5.2 million, net of an allowance for losses of $385,000.
The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2013	December 31, 2012	June 30, 2012
Carrying Value
Commercial
Real estate	$85	$—	$—
Construction	2,753	3,406	112
Other	667	1,617	2,956
Municipal	—	—	—
Residential
Term	2,868	2,943	2,505
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$6,373	$7,966	$5,573
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	300	—	—
Other	—	158	215
Municipal	—	—	—
Residential
Term	247	215	170
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$547	$373	$385
Net Value
Commercial
Real estate	$85	$—	$—
Construction	2,452	3,406	112
Other	667	1,459	2,741
Municipal	—	—	—
Residential
Term	2,622	2,728	2,335
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$5,826	$7,593	$5,188

Goodwill
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in February of 2013. The banking facilities were valued at the most recent tax assessed value, which approximates fair value. The loans acquired were recorded at fair value at the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible totaled $2,121,000 and was recorded as goodwill. The goodwill is not amortizable for GAAP but is amortizable for tax purposes.
On January 14, 2005, the Company acquired FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million, and all of the voting equity interest of FNB Bankshares was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27.6 million and was recorded as goodwill, none of which was deductible for tax purposes.
The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001. As of December 31, 2012, the Company completed its annual review of goodwill and determined there has been no impairment.

Liquidity Management
As of June 30, 2013, the Bank had primary sources of liquidity of $305.5 million. It is Management's opinion this is adequate. The Bank has an additional $307.2 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 68.8% of total average assets in the first six months of 2013. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits
During the first six months of 2013, total deposits increased by $68.8 million or 7.2% from December 31, 2012 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $2.5 million or 0.7% in the first six months of 2013, money market deposits increased $7.0 million or 8.7%, and certificates of deposit increased $64.4 million or 12.7%. Between June 30, 2012 and June 30, 2013, total deposits increased by $22.4 million or 2.2%. Low-cost deposits increased by $49.9 million or 15.6%, money market accounts increased $17.0 million or 23.9%, and certificates of deposit decreased $44.5 million or 7.2%. The changes in certificates of deposit year-over-year and for the first six months of 2013 were the result of the level of total assets and funding shifts between wholesale CDs and borrowed funds.

The increase in low-cost deposits year-over-year is the result of healthy deposit inflows and the low-cost deposits added in October 2012 with the purchase of the Union Street branch in Rockland.

Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. It may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2013, borrowed funds decreased $25.8 million or 9.1% from December 31, 2012. Between June 30, 2012 and June 30, 2013, borrowed funds increased by $8.2 million or 3.3%. These changes were due to the shifts in funding mentioned above.

Shareholders' Equity
Shareholders' equity as of June 30, 2013 was $146.0 million, compared to $156.3 million as of December 31, 2012 and $153.4 million as of June 30, 2012. The Company's earnings in the first six months of 2013, net of dividends paid, added to shareholders' equity, and the Company raised $11.5 million through issuance of common stock during the first quarter of 2013. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $11.4 million from December 31, 2012 and now stands at a net unrealized loss of $3.4 million.
A cash dividend of 19.5 cents per share was declared in the second quarter of 2013, equal to the dividend declared in each of the past nineteen quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 69.64% for the first six months of 2013 compared to 65.00% for the same period in 2012. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2013 is this year's net income plus $6.8 million.
On November 21, 2008, the Company received approval for a $25 million investment in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The Company completed the CPP Shares transaction on January 9, 2009. The CPP Shares call for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualify as Tier 1 capital on the Company's books for regulatory purposes and rank senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.
On August 24, 2011, the Company repurchased $12.5 million of the CPP Shares. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator, as well as the Bank's primary regulator, the Office of the Comptroller of the Currency. These approvals were based on the Company's and the Bank's continued strong capital ratios after the repayment, and almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. After the repurchase, $12.5 million of CPP Shares remained outstanding.
On March 27, 2013, the Company repurchased $2.5 million of the CPP Shares with funds from its operating account. After the repurchase, $10.0 million of the CPP shares remained outstanding. On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, and on May 8, 2013, the Company repurchased the remaining 10,000,000 CPP Shares using the proceeds from the Company's common stock offering. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator. The warrants issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share were unchanged as a result of the repurchase transaction and remain outstanding.
Regulatory leverage capital ratios for the Company were 8.77% and 8.46% at June 30, 2013 and December 31, 2012, respectively. The Company had a tier one risk-based capital ratio of 15.08% and a tier two risk-based capital ratio of 16.34% at June 30, 2013, compared to 14.80% and 16.05%, respectively, at December 31, 2012. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2013:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$257,108	$116,955	$50,000	$80,000	$10,153
Operating leases	717	151	262	216	88
Certificates of deposit	569,409	372,456	160,172	36,781	—
Total	$827,234	$489,562	$210,434	$116,997	$10,241
Total loan commitments and unused lines of credit	$123,996	$123,996	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2013 was +4.02% of total assets compared to +11.52% of total assets at December 31, 2012. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2013, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$12,246	$23,495	$119,858	$309,400
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	426,643	146,588	209,173	83,667
Other interest-earning assets	—	10,592	—	—
Non-rate-sensitive assets	10,181	—	—	51,032
Total assets	461,945	180,675	329,031	445,136
Interest-bearing deposits	272,127	188,997	196,494	281,524
Borrowed funds	96,956	20,000	130,000	10,152
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	180,587
Total liabilities and equity	370,983	214,697	358,844	472,263
Period gap	$90,962	$(34,022)	$(29,813)	$(27,127)
Percent of total assets	6.42%	(2.40)%	(2.10)%	(1.91)%
Cumulative gap (current)	$90,962	$56,940	$27,128	$—
Percent of total assets	6.42%	4.02%	1.91%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.51% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.59% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 0.82% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.53% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2013 and December 31, 2012 is presented in the following table:

Changes in Net Interest Income	June 30, 2013	December 31, 2012
Year 1
Projected change if rates decrease by 1.0%	-0.51%	-1.50%
Projected change if rates increase by 2.0%	-1.59%	0.80%
Year 2
Projected change if rates decrease by 1.0%	0.82%	-6.10%
Projected change if rates increase by 2.0%	-0.53%	1.10%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2013, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2013, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next ten-to-twelve quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2013, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Date: August 9, 2013

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 9, 2013