Form 10-Q
period 2013-09-30
First Bancorp, Inc /ME/
filed 2013-11-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2013
Common Stock: 10,668,891 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 8
Note 1 – Basis of Presentation	Page 8
Note 2 –Investment Securities	Page 8
Note 3 – Loans	Page 12
Note 4 – Allowance for Loan Losses	Page 17
Note 5 – Stock Options and Stock Based Compensation	Page 30
Note 6 – Preferred and Common Stock	Page 31
Note 7 – Earnings Per Share	Page 32
Note 8 – Employee Benefit Plans	Page 33
Note 9 - Other Comprehensive Income (Loss)	Page 34
Note 10 – Acquisitions and Intangible Assets	Page 35
Note 11 – Mortgage Servicing Rights	Page 36
Note 12 – Income Taxes	Page 37
Note 13 - Certificates of Deposit	Page 37
Note 14 – Reclassifications	Page 37
Note 15 – Fair Value Disclosures	Page 37
Note 16 – Impact of Recently Issued Accounting Standards	Page 43
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 44
Forward-Looking Statements	Page 44
Critical Accounting Policies	Page 44
Use of Non-GAAP Financial Measures	Page 45
Executive Summary	Page 46
Net Interest Income	Page 47
Average Daily Balance Sheets	Page 51
Non-Interest Income	Page 51
Non-Interest Expense	Page 52
Income Taxes	Page 52
Investments	Page 52
Impaired Securities	Page 54
Federal Home Loan Bank Stock	Page 56
Loans and Loans Held for Sale	Page 56
Credit Risk Management and Allowance for Loan Losses	Page 57
Non-Performing Loans and Troubled Debt Restructured	Page 61
Impaired Loans	Page 64
Past Due Loans	Page 65
Potential Problem Loans and Loans in Process of Foreclosure	Page 65
Other Real Estate Owned	Page 65
Goodwill	Page 66
Liquidity Management	Page 67
Deposits	Page 67

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarters ended September 30,
except for per share amounts	2013	2012	2013	2012

Summary of Operations
Interest Income	$37,169	$39,131	$12,655	$12,892
Interest Expense	9,390	9,737	3,150	3,222
Net Interest Income	27,779	29,394	9,505	9,670
Provision for Loan Losses	3,500	6,300	800	1,400
Non-Interest Income	9,488	8,556	2,621	2,492
Non-Interest Expense	21,818	19,503	7,006	6,595
Net Income	9,463	9,459	3,365	3,223
Per Common Share Data
Basic Earnings per Share	$0.87	$0.91	$0.31	$0.31
Diluted Earnings per Share	0.87	0.91	0.31	0.31
Cash Dividends Declared	0.585	0.585	0.195	0.195
Book Value per Common Share	13.75	14.64	13.75	14.64
Tangible Book Value per Common Share[2]	10.88	11.83	10.88	11.83
Market Value	16.65	17.55	16.65	17.55
Financial Ratios
Return on Average Equity[1]	8.51%	8.86%	9.19%	8.90%
Return on Average Tangible Common Equity[1,2]	10.29%	10.36%	11.51%	10.39%
Return on Average Assets[1]	0.88%	0.89%	0.92%	0.90%
Average Equity to Average Assets	10.77%	10.90%	9.99%	11.02%
Average Tangible Equity to Average Assets[2]	8.63%	8.95%	7.88%	9.07%
Net Interest Margin Tax-Equivalent[1,2]	3.04%	3.16%	3.04%	3.12%
Dividend Payout Ratio	67.24%	64.29%	62.90%	62.90%
Allowance for Loan Losses/Total Loans	1.45%	1.69%	1.45%	1.69%
Non-Performing Loans to Total Loans	2.08%	2.71%	2.08%	2.71%
Non-Performing Assets to Total Assets	1.48%	2.04%	1.48%	2.04%
Efficiency Ratio[2]	56.00%	50.74%	53.51%	50.73%
At Period End
Total Assets	$1,464,749	$1,423,316	$1,464,749	$1,423,316
Total Loans	862,073	869,871	862,073	869,871
Total Investment Securities	504,063	468,604	504,063	468,604
Total Deposits	1,037,466	944,547	1,037,466	944,547
Total Shareholders' Equity	146,653	156,637	146,653	156,637
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
November 8, 2013

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Cash and cash equivalents	$20,117,000	$14,958,000	$14,904,000
Interest bearing deposits in other banks	787,000	1,638,000	681,000
Securities available for sale	317,900,000	291,614,000	299,900,000
Securities to be held to maturity (fair value of $166,269,000 at September 30, 2013, $150,247,000 at December 31, 2012 and $162,382,000 at September 30, 2012)	172,251,000	143,320,000	154,256,000
Restricted equity securities, at cost	13,912,000	14,448,000	14,448,000
Loans held for sale	1,555,000	1,035,000	—
Loans	862,073,000	869,284,000	869,871,000
Less allowance for loan losses	12,457,000	12,500,000	14,739,000
Net loans	849,616,000	856,784,000	855,132,000
Accrued interest receivable	5,353,000	4,912,000	5,425,000
Premises and equipment, net	23,667,000	22,988,000	18,376,000
Other real estate owned	3,760,000	7,593,000	5,471,000
Goodwill	29,805,000	29,805,000	27,684,000
Other assets	26,026,000	25,904,000	27,039,000
Total assets	$1,464,749,000	$1,414,999,000	$1,423,316,000
Liabilities
Demand deposits	$110,007,000	$90,252,000	$89,500,000
NOW deposits	151,126,000	147,309,000	136,472,000
Money market deposits	96,313,000	80,983,000	74,805,000
Savings deposits	147,560,000	135,250,000	130,354,000
Certificates of deposit	532,460,000	505,056,000	513,416,000
Total deposits	1,037,466,000	958,850,000	944,547,000
Borrowed funds – short term	131,627,000	142,750,000	164,592,000
Borrowed funds – long term	135,150,000	140,155,000	140,157,000
Other liabilities	13,853,000	16,921,000	17,383,000
Total liabilities	1,318,096,000	1,258,676,000	1,266,679,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	—	12,402,000	12,377,000
Common stock, one cent par value per share	106,000	98,000	98,000
Additional paid-in capital	58,241,000	46,314,000	46,205,000
Retained earnings	92,633,000	89,692,000	88,541,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(4,212,000)	7,940,000	9,488,000
Net unrealized loss on postretirement benefit costs	(115,000)	(123,000)	(72,000)
Total shareholders' equity	146,653,000	156,323,000	156,637,000
Total liabilities & shareholders' equity	$1,464,749,000	$1,414,999,000	$1,423,316,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,665,378	9,859,914	9,853,396
Book value per common share	$13.75	$14.60	$14.64
Tangible book value per common share	$10.88	$11.47	$11.83
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarters ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$26,240,000	$28,006,000	$8,710,000	$9,247,000
Interest on deposits with other banks	6,000	3,000	2,000	2,000
Interest and dividends on investments	10,923,000	11,122,000	3,943,000	3,643,000
Total interest income	37,169,000	39,131,000	12,655,000	12,892,000
Interest expense
Interest on deposits	6,035,000	6,370,000	2,023,000	2,073,000
Interest on borrowed funds	3,355,000	3,367,000	1,127,000	1,149,000
Total interest expense	9,390,000	9,737,000	3,150,000	3,222,000
Net interest income	27,779,000	29,394,000	9,505,000	9,670,000
Provision for loan losses	3,500,000	6,300,000	800,000	1,400,000
Net interest income after provision for loan losses	24,279,000	23,094,000	8,705,000	8,270,000
Non-interest income
Investment management and fiduciary income	1,438,000	1,230,000	470,000	386,000
Service charges on deposit accounts	2,099,000	1,995,000	676,000	644,000
Net securities gains	1,087,000	1,967,000	—	—
Mortgage origination and servicing income, net of amortization	1,735,000	854,000	348,000	550,000
Other operating income	3,129,000	2,510,000	1,127,000	912,000
Total non-interest income	9,488,000	8,556,000	2,621,000	2,492,000
Non-interest expense
Salaries and employee benefits	10,607,000	9,485,000	3,613,000	3,283,000
Occupancy expense	1,557,000	1,247,000	488,000	428,000
Furniture and equipment expense	1,992,000	1,650,000	682,000	527,000
FDIC insurance premiums	864,000	909,000	280,000	303,000
Amortization of identified intangibles	245,000	212,000	82,000	71,000
Other operating expense	6,553,000	6,000,000	1,861,000	1,983,000
Total non-interest expense	21,818,000	19,503,000	7,006,000	6,595,000
Income before income taxes	11,949,000	12,147,000	4,320,000	4,167,000
Income tax expense	2,486,000	2,688,000	955,000	944,000
NET INCOME	$9,463,000	$9,459,000	$3,365,000	$3,223,000
Basic earnings per common share	$0.87	$0.91	$0.31	$0.31
Diluted earnings per common share	$0.87	$0.91	$0.31	$0.31
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(12,152,000)	2,087,000	(779,000)	1,962,000
Amortization of unrecognized postretirement benefits	8,000	15,000	—	5,000
Other comprehensive income (loss)	(12,144,000)	2,102,000	(779,000)	1,967,000
Comprehensive income (loss)	$(2,681,000)	$11,561,000	$2,586,000	$5,190,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	—	—	—	9,459,000	—	9,459,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	2,087,000	2,087,000
Amortization of unrecognized postretirement benefits, net of tax	—	—	—	—	15,000	15,000
Comprehensive income	—	—	—	9,459,000	2,102,000	11,561,000
Cash dividends declared on preferred stock	—	—	—	(469,000)	—	(469,000)
Cash dividends declared on common stock ($0.585 per share)	—	—	—	(5,763,000)	—	(5,763,000)
Equity compensation expense	—	—	57,000	—	—	57,000
Amortization of premium for preferred stock issuance	74,000	—	(74,000)	—	—	—
Proceeds from sale of common stock	—	41,216	393,000	—	—	393,000
Balance at September 30, 2012	$12,377,000	9,853,396	$46,303,000	$88,541,000	$9,416,000	$156,637,000

Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	9,463,000	—	9,463,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(12,152,000)	(12,152,000)
Amortization of unrecognized postretirement benefits, net of tax	—	—	—	—	8,000	8,000
Comprehensive loss	—	—	—	9,463,000	(12,144,000)	(2,681,000)
Cash dividends declared on preferred stock	—	—	—	(286,000)	—	(286,000)
Cash dividends declared on common stock ($0.585 per share)	—	—	—	(6,236,000)	—	(6,236,000)
Equity compensation expense	—	—	161,000	—	—	161,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	805,464	11,872,000	—	—	11,872,000
Balance at September 30, 2013	$—	10,665,378	$58,347,000	$92,633,000	$(4,327,000)	$146,653,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$9,463,000	$9,459,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,282,000	992,000
Change in deferred taxes	176,000	(929,000)
Provision for loan losses	3,500,000	6,300,000
Loans originated for resale	(48,833,000)	(29,138,000)
Proceeds from sales and transfers of loans	49,389,000	29,889,000
Net gain on sales of loans	(1,076,000)	(751,000)
Net gain on sale or call of securities	(1,087,000)	(1,967,000)
Net amortization of premiums on investments	1,566,000	2,125,000
Net loss on sale of other real estate owned	11,000	29,000
Provision for losses on other real estate owned	390,000	291,000
Equity compensation expense	161,000	57,000
Net (increase) decrease in other assets and accrued interest	3,260,000	(483,000)
Net increase (decrease) in other liabilities	(1,150,000)	1,478,000
Net (gain) loss on disposal of premises and equipment	4,000	(30,000)
Amortization of investment in limited partnership	390,000	357,000
Net acquisition amortization	245,000	212,000
Net cash provided by operating activities	17,691,000	17,891,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	851,000	(681,000)
Proceeds from sales of securities available for sale	10,563,000	25,437,000
Proceeds from maturities, payments and calls of securities available for sale	47,223,000	43,997,000
Proceeds from maturities, payments and calls of securities to be held to maturity	33,857,000	42,497,000
Proceeds from sales of other real estate owned	5,074,000	2,077,000
Purchases of securities available for sale	(103,307,000)	(79,941,000)
Purchases of securities to be held to maturity	(62,728,000)	(74,230,000)
Redemption of restricted equity securities	536,000	995,000
Net (increase) decrease in loans	2,026,000	(13,218,000)
Capital expenditures	(1,965,000)	(554,000)
Proceeds from sale of equipment	—	58,000
Net cash used in investing activities	(67,870,000)	(53,563,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	51,212,000	38,974,000
Net increase (decrease) in certificates of deposit	27,404,000	(35,760,000)
Net increase in short-term borrowings	—	39,086,000
Repayments of long-term borrowings	(16,128,000)	—
Repurchase of preferred stock	(12,500,000)	—
Proceeds from sale of common stock	11,872,000	393,000
Dividends paid	(6,522,000)	(6,232,000)
Net cash provided by financing activities	55,338,000	36,461,000
Net increase in cash and cash equivalents	5,159,000	789,000
Cash and cash equivalents at beginning of period	14,958,000	14,115,000
Cash and cash equivalents at end of period	$20,117,000	$14,904,000
Interest paid	$9,530,000	$9,853,000
Income taxes paid	1,310,000	2,060,000
Non-cash transactions
Net transfer from loans to other real estate owned	$1,642,000	$3,774,000

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of The First, N.A. ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2013 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2012.
Subsequent Events
Events occurring subsequent to September 30, 2013, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$187,789,000	$2,117,000	$(1,650,000)	$188,256,000
State and political subdivisions	134,978,000	1,703,000	(8,710,000)	127,971,000
Other equity securities	1,614,000	62,000	(3,000)	1,673,000
	$324,381,000	$3,882,000	$(10,363,000)	$317,900,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,226,000	$11,000	$(8,684,000)	$83,553,000
Mortgage-backed securities	37,915,000	1,701,000	(997,000)	38,619,000
State and political subdivisions	41,810,000	2,067,000	(80,000)	43,797,000
Corporate securities	300,000	—	—	300,000
	$172,251,000	$3,779,000	$(9,761,000)	$166,269,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$164,752,000	$4,636,000	$(295,000)	$169,093,000
State and political subdivisions	113,069,000	8,074,000	(199,000)	120,944,000
Other equity securities	1,578,000	43,000	(44,000)	1,577,000
	$279,399,000	$12,753,000	$(538,000)	$291,614,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,919,000	$242,000	$(182,000)	$60,979,000
Mortgage-backed securities	39,193,000	2,850,000	(19,000)	42,024,000
State and political subdivisions	42,908,000	4,036,000	—	46,944,000
Corporate securities	300,000	—	—	300,000
	$143,320,000	$7,128,000	$(201,000)	$150,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$183,126,000	$6,408,000	$(97,000)	$189,437,000
State and political subdivisions	100,614,000	8,363,000	(22,000)	108,955,000
Other equity securities	1,563,000	49,000	(104,000)	1,508,000
	$285,303,000	$14,820,000	$(223,000)	$299,900,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$65,859,000	$390,000	$(21,000)	$66,228,000
Mortgage-backed securities	44,236,000	3,400,000	(10,000)	47,626,000
State and political subdivisions	43,861,000	4,367,000	—	48,228,000
Corporate securities	300,000	—	—	300,000
	$154,256,000	$8,157,000	$(31,000)	$162,382,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The following table summarizes the contractual maturities of investment securities at September 30, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,755,000	$1,775,000	$717,000	$726,000
Due in 1 to 5 years	14,249,000	14,473,000	6,559,000	6,955,000
Due in 5 to 10 years	18,808,000	19,199,000	33,863,000	34,692,000
Due after 10 years	287,955,000	280,780,000	131,112,000	123,896,000
Equity securities	1,614,000	1,673,000	—	—
	$324,381,000	$317,900,000	$172,251,000	$166,269,000

The following table summarizes the contractual maturities of investment securities at December 31, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$18,761,000	$18,926,000	$3,754,000	$3,785,000
Due in 1 to 5 years	27,243,000	27,816,000	11,950,000	12,701,000
Due in 5 to 10 years	16,686,000	17,666,000	27,461,000	29,986,000
Due after 10 years	215,131,000	225,629,000	100,155,000	103,775,000
Equity securities	1,578,000	1,577,000	—	—
	$279,399,000	$291,614,000	$143,320,000	$150,247,000

The following table summarizes the contractual maturities of investment securities at September 30, 2012:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$4,592,000	$4,652,000	$1,376,000	$1,380,000
Due in 1 to 5 years	50,173,000	51,286,000	11,046,000	11,569,000
Due in 5 to 10 years	16,908,000	17,965,000	20,519,000	22,376,000
Due after 10 years	212,067,000	224,489,000	121,315,000	127,057,000
Equity securities	1,563,000	1,508,000	—	—
	$285,303,000	$299,900,000	$154,256,000	$162,382,000
At September 30, 2013, securities with a fair value of $156,727,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154,817,000 as of December 31, 2012 and $171,004,000 at September 30, 2012, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2013 and 2012:

	For the nine months ended September 30,		For the quarters ended September 30,
	2013	2012	2013	2012
Proceeds from sales of securities	$10,563,000	$25,437,000	$—	$300,000
Gross realized gains	1,087,000	2,256,000	—	—
Gross realized losses	—	(289,000)	—	—
Net gain	$1,087,000	$1,967,000	$—	$—
Related income taxes	$380,000	$688,000	$—	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2013, there were 297 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which seven had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2013 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$82,752,000	$(8,684,000)	$—	$—	$82,752,000	$(8,684,000)
Mortgage-backed securities	84,609,000	(2,514,000)	3,086,000	(133,000)	87,695,000	(2,647,000)
State and political subdivisions	73,244,000	(8,760,000)	334,000	(30,000)	73,578,000	(8,790,000)
Other equity securities	—	—	50,000	(3,000)	50,000	(3,000)
	$240,605,000	$(19,958,000)	$3,470,000	$(166,000)	$244,075,000	$(20,124,000)

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

As of September 30, 2012, there were 20 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which seven had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of September 30, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$1,199,000	$(21,000)	$—	$—	$1,199,000	$(21,000)
Mortgage-backed securities	12,990,000	(76,000)	3,104,000	(31,000)	16,094,000	(107,000)
State and political subdivisions	1,123,000	(22,000)	—	—	1,123,000	(22,000)
Other equity securities	3,000	—	191,000	(104,000)	194,000	(104,000)
	$15,315,000	$(119,000)	$3,295,000	$(135,000)	$18,610,000	$(254,000)
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2013 and 2012, and December 31, 2012, the Bank's investment in FHLB stock totaled $12,875,000, $13,412,000 and $13,412,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2013 and 2012 and at December 31, 2012:

	September 30, 2013		December 31, 2012		September 30, 2012
Commercial
Real estate	$248,889,000	28.9%	$251,335,000	28.9%	$256,531,000	29.5%
Construction	19,409,000	2.3%	22,417,000	2.6%	21,905,000	2.5%
Other	85,130,000	9.9%	81,183,000	9.3%	83,703,000	9.6%
Municipal	18,218,000	2.1%	14,704,000	1.7%	16,448,000	1.9%
Residential
Term	375,387,000	43.5%	379,447,000	43.7%	369,949,000	42.5%
Construction	7,617,000	0.9%	6,459,000	0.7%	6,528,000	0.8%
Home equity line of credit	92,374,000	10.7%	99,082,000	11.4%	100,099,000	11.5%
Consumer	15,049,000	1.7%	14,657,000	1.7%	14,708,000	1.7%
Total	$862,073,000	100.0%	$869,284,000	100.0%	$869,871,000	100.0%
Loan balances include net deferred loan costs of $2,007,000 as of September 30, 2013, $1,783,000 as of December 31, 2012, and $1,694,000 as of September 30, 2012. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $260,084,000 at September 30, 2013, $256,378,000 at December 31, 2012, and $244,794,000 at September 30, 2012, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $195,687,000 at September 30, 2013, $220,520,000 at December 31, 2012, and $234,200,000 at September 30, 2012, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,537,000	$—	$2,085,000	$3,622,000	$245,267,000	$248,889,000	$—
Construction	—	—	62,000	62,000	19,347,000	19,409,000	—
Other	3,970,000	291,000	1,783,000	6,044,000	79,086,000	85,130,000	—
Municipal	—	—	—	—	18,218,000	18,218,000	—
Residential
Term	1,553,000	1,649,000	8,281,000	11,483,000	363,904,000	375,387,000	264,000
Construction	—	—	—	—	7,617,000	7,617,000	—
Home equity line of credit	666,000	—	1,045,000	1,711,000	90,663,000	92,374,000	40,000
Consumer	89,000	12,000	51,000	152,000	14,897,000	15,049,000	51,000
Total	$7,815,000	$1,952,000	$13,307,000	$23,074,000	$838,999,000	$862,073,000	$355,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,172,000	$346,000	$2,380,000	$4,898,000	$246,437,000	$251,335,000	$102,000
Construction	—	29,000	35,000	64,000	22,353,000	22,417,000	—
Other	658,000	218,000	2,306,000	3,182,000	78,001,000	81,183,000	2,000
Municipal	136,000	—	—	136,000	14,568,000	14,704,000	—
Residential
Term	2,404,000	1,082,000	9,298,000	12,784,000	366,663,000	379,447,000	363,000
Construction	188,000	—	—	188,000	6,271,000	6,459,000	—
Home equity line of credit	430,000	133,000	1,136,000	1,699,000	97,383,000	99,082,000	539,000
Consumer	101,000	70,000	45,000	216,000	14,441,000	14,657,000	45,000
Total	$6,089,000	$1,878,000	$15,200,000	$23,167,000	$846,117,000	$869,284,000	$1,051,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$190,000	$102,000	$2,105,000	$2,397,000	$254,134,000	$256,531,000	$283,000
Construction	31,000	—	154,000	185,000	21,720,000	21,905,000	—
Other	448,000	248,000	1,790,000	2,486,000	81,217,000	83,703,000	—
Municipal	—	—	—	—	16,448,000	16,448,000	—
Residential
Term	1,436,000	2,536,000	9,047,000	13,019,000	356,930,000	369,949,000	1,442,000
Construction	—	—	23,000	23,000	6,505,000	6,528,000	—
Home equity line of credit	358,000	—	1,000,000	1,358,000	98,741,000	100,099,000	—
Consumer	169,000	19,000	63,000	251,000	14,457,000	14,708,000	62,000
Total	$2,632,000	$2,905,000	$14,182,000	$19,719,000	$850,152,000	$869,871,000	$1,787,000

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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2013 and 2012 and at December 31, 2012 is presented in the following table:

	September 30, 2013	December 31, 2012	September 30, 2012
Commercial
Real estate	$3,996,000	$4,603,000	$5,200,000
Construction	62,000	101,000	3,546,000
Other	2,542,000	3,459,000	3,030,000
Municipal	—	—	—
Residential
Term	10,279,000	10,333,000	10,745,000
Construction	—	—	23,000
Home equity line of credit	1,033,000	654,000	1,028,000
Consumer	—	—	1,000
Total	$17,912,000	$19,150,000	$23,573,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2013, is presented in the following table:

				For the nine months ended September 30, 2013		For the quarter ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,848,000	$12,509,000	$—	$10,913,000	$351,000	$11,487,000	$151,000
Construction	62,000	79,000	—	262,000	4,000	364,000	1,000
Other	3,939,000	4,282,000	—	3,793,000	168,000	3,923,000	109,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,787,000	17,888,000	—	14,435,000	385,000	15,564,000	137,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,638,000	1,854,000	—	1,601,000	24,000	1,644,000	9,000
Consumer	—	—	—	—	—	—	—
	$33,274,000	$36,612,000	$—	$31,004,000	$932,000	$32,982,000	$407,000
With an Allowance Recorded
Commercial
Real estate	$5,122,000	$5,644,000	$1,535,000	$6,327,000	$154,000	$5,617,000	$44,000
Construction	1,302,000	1,302,000	269,000	1,965,000	32,000	1,312,000	13,000
Other	987,000	1,097,000	807,000	1,843,000	11,000	1,518,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	3,351,000	3,493,000	228,000	5,261,000	105,000	3,884,000	12,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	40,000	40,000	6,000	76,000	1,000	41,000	—
Consumer	—	—	—	—	—	—	—
	$10,802,000	$11,576,000	$2,845,000	$15,472,000	$303,000	$12,372,000	$69,000
Total
Commercial
Real estate	$16,970,000	$18,153,000	$1,535,000	$17,240,000	$505,000	$17,104,000	$195,000
Construction	1,364,000	1,381,000	269,000	2,227,000	36,000	1,676,000	14,000
Other	4,926,000	5,379,000	807,000	5,636,000	179,000	5,441,000	109,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,138,000	21,381,000	228,000	19,696,000	490,000	19,448,000	149,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,678,000	1,894,000	6,000	1,677,000	25,000	1,685,000	9,000
Consumer	—	—	—	—	—	—	—
	$44,076,000	$48,188,000	$2,845,000	$46,476,000	$1,235,000	$45,354,000	$476,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$—	$10,102,000	$199,000
Construction	101,000	115,000	—	2,533,000	—
Other	4,737,000	5,345,000	—	2,877,000	53,000
Municipal	—	—	—	—	—
Residential
Term	12,747,000	14,440,000	—	9,801,000	189,000
Construction	—	—	—	560,000	—
Home equity line of credit	1,311,000	1,440,000	—	961,000	27,000
Consumer	—	—	—	3,000	—
	$28,282,000	$31,303,000	$—	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	—	—	—	—	—
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	—	—	—	261,000	—
Home equity line of credit	—	—	—	442,000	—
Consumer	—	—	—	9,000	—
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	—	—	—	—	—
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	—	—	—	821,000	—
Home equity line of credit	1,311,000	1,440,000	—	1,403,000	27,000
Consumer	—	—	—	12,000	—
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2012, is presented in the following table:

				For the nine months ended September 30, 2012		For the quarter ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,142,000	$10,858,000	$—	$10,238,000	$134,000	$11,257,000	$23,000
Construction	4,694,000	4,694,000	—	2,319,000	34,000	2,578,000	8,000
Other	2,362,000	2,543,000	—	2,548,000	22,000	2,223,000	6,000
Municipal	—	—	—	—	—	—	—
Residential
Term	8,414,000	8,870,000	—	9,267,000	102,000	8,477,000	31,000
Construction	23,000	272,000	—	747,000	—	481,000	—
Home equity line of credit	957,000	1,076,000	—	868,000	14,000	1,089,000	14,000
Consumer	—	—	—	4,000	—	—	—
	$26,592,000	$28,313,000	$—	$25,991,000	$306,000	$26,105,000	$82,000
With an Allowance Recorded
Commercial
Real estate	$6,179,000	$6,416,000	$1,416,000	$4,058,000	$113,000	$4,119,000	$97,000
Construction	1,951,000	1,951,000	696,000	1,613,000	61,000	2,086,000	24,000
Other	2,543,000	2,573,000	1,240,000	2,105,000	28,000	2,290,000	10,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,891,000	11,066,000	1,494,000	9,215,000	202,000	10,672,000	75,000
Construction	—	—	—	348,000	—	111,000	—
Home equity line of credit	488,000	488,000	215,000	563,000	—	558,000	—
Consumer	1,000	1,000	1,000	12,000	—	6,000	—
	$22,053,000	$22,495,000	$5,062,000	$17,914,000	$404,000	$19,842,000	$206,000
Total
Commercial
Real estate	$16,321,000	$17,274,000	$1,416,000	$14,296,000	$247,000	$15,376,000	$120,000
Construction	6,645,000	6,645,000	696,000	3,932,000	95,000	4,664,000	32,000
Other	4,905,000	5,116,000	1,240,000	4,653,000	50,000	4,513,000	16,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,305,000	19,936,000	1,494,000	18,482,000	304,000	19,149,000	106,000
Construction	23,000	272,000	—	1,095,000	—	592,000	—
Home equity line of credit	1,445,000	1,564,000	215,000	1,431,000	14,000	1,647,000	14,000
Consumer	1,000	1,000	1,000	16,000	—	6,000	—
	$48,645,000	$50,808,000	$5,062,000	$43,905,000	$710,000	$45,947,000	$288,000

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of September 30, 2013, December 31, 2012, and September 30, 2012, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,535,000	$2,231,000	$2,037,000	$—	$5,803,000
Construction	269,000	178,000	162,000	—	609,000
Other	807,000	764,000	698,000	—	2,269,000
Municipal	—	—	16,000	—	16,000
Residential
Term	228,000	360,000	394,000	—	982,000
Construction	—	7,000	8,000	—	15,000
Home equity line of credit	6,000	352,000	308,000	—	666,000
Consumer	—	342,000	211,000	—	553,000
Unallocated	—	—	—	1,544,000	1,544,000
	$2,845,000	$4,234,000	$3,834,000	$1,544,000	$12,457,000

As of December 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523,000	$2,369,000	$1,973,000	$—	$5,865,000
Construction	969,000	213,000	177,000	—	1,359,000
Other	652,000	763,000	635,000	—	2,050,000
Municipal	—	—	18,000	—	18,000
Residential
Term	395,000	278,000	436,000	—	1,109,000
Construction	—	4,000	7,000	—	11,000
Home equity line of credit	—	315,000	339,000	—	654,000
Consumer	—	362,000	230,000	—	592,000
Unallocated	—	—	—	842,000	842,000
	$3,539,000	$4,304,000	$3,815,000	$842,000	$12,500,000

As of September 30, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,416,000	$2,479,000	$1,800,000	$—	$5,695,000
Construction	696,000	210,000	153,000	—	1,059,000
Other	1,240,000	807,000	585,000	—	2,632,000
Municipal	—	—	18,000	—	18,000
Residential
Term	1,494,000	293,000	436,000	—	2,223,000
Construction	—	5,000	9,000	—	14,000
Home equity line of credit	215,000	238,000	337,000	—	790,000
Consumer	1,000	317,000	230,000	—	548,000
Unallocated	—	—	—	1,760,000	1,760,000
	$5,062,000	$4,349,000	$3,568,000	$1,760,000	$14,739,000
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
The qualitative portion of the allowance for loan losses was 0.47% of related loans as of September 30, 2013, compared to 0.46% of related loans as of December 31, 2012. The qualitative portion increased $19,000 between December 31, 2012 and September 30, 2013 as a result of a higher level of pooled substandard commercial loans. Changes to qualitative adjustments for other major portfolio segments were not material in this period.
The unallocated portion of the allowance totaled $1,544,000 at September 30, 2013, or 12% of the total reserve. This compares to $842,000 as of December 31, 2012. The fluctuation in the unallocated component is supported by the following:

•
A portion of the increase in the unallocated amount was attributable to uncertainties of the economic impact related to the Government shutdown and federeal debt ceiling issues looming over the country at September 30, 2013.

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

•
The present view of the economic recovery is one moving at a slow to moderate pace; consequently, caution remains appropriate at the evaluation date regarding the direction of the economy and its impact on Bank loan portfolio quality. The spike in interest rates during the second and third quarter increases uncertainty in the existing loan portfolio and warrants an increase in the unallocated reserve over the nine months ended September 30, 2013. Until conditions show consistent improvement, particularly with employment levels, and until the real estate markets return to some form of normalcy, losses may be higher than normal.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 21.0% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2013. Construction loans and non-owner-occupied commercial real estate loans are at 75.1% of total capital, well under regulatory guidance of 300.0% of capital at September 30, 2013.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2013:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$18,000	$—	$268,000	$—	$286,000
2 Above Average	14,964,000	667,000	6,789,000	16,124,000	38,544,000
3 Satisfactory	36,696,000	2,219,000	16,368,000	2,094,000	57,377,000
4 Average	110,665,000	12,640,000	31,035,000	—	154,340,000
5 Watch	30,568,000	21,000	11,382,000	—	41,971,000
6 OAEM	25,314,000	3,001,000	3,194,000	—	31,509,000
7 Substandard	30,273,000	861,000	16,094,000	—	47,228,000
8 Doubtful	391,000	—	—	—	391,000
Total	$248,889,000	$19,409,000	$85,130,000	$18,218,000	$371,646,000
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2012:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$20,000	$—	$279,000	$1,775,000	$2,074,000
2 Above Average	18,918,000	699,000	5,426,000	8,651,000	33,694,000
3 Satisfactory	36,580,000	643,000	13,497,000	3,523,000	54,243,000
4 Average	105,150,000	10,670,000	30,688,000	2,499,000	149,007,000
5 Watch	39,494,000	1,812,000	19,100,000	—	60,406,000
6 OAEM	21,530,000	1,227,000	3,731,000	—	26,488,000
7 Substandard	34,359,000	6,854,000	10,916,000	—	52,129,000
8 Doubtful	480,000	—	66,000	—	546,000
Total	$256,531,000	$21,905,000	$83,703,000	$16,448,000	$378,587,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2013.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2013, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	150,000	963,000	1,053,000	—	909,000	—	485,000	333,000	—	3,893,000
Recoveries	—	—	157,000	—	38,000	—	5,000	150,000	—	350,000
Provision (credit)	88,000	213,000	1,115,000	(2,000)	744,000	4,000	492,000	144,000	702,000	3,500,000
Ending balance	$5,803,000	$609,000	$2,269,000	$16,000	$982,000	$15,000	$666,000	$553,000	$1,544,000	$12,457,000
For the three months ended September 30, 2013
Beginning balance	$5,811,000	$591,000	$2,572,000	$18,000	$1,026,000	$9,000	$737,000	$631,000	$1,275,000	$12,670,000
Charge offs	89,000	33,000	532,000	—	302,000	—	54,000	81,000	—	1,091,000
Recoveries	—	—	13,000	—	2,000	—	3,000	60,000	—	78,000
Provision (credit)	81,000	51,000	216,000	(2,000)	256,000	6,000	(20,000)	(57,000)	269,000	800,000
Ending balance	$5,803,000	$609,000	$2,269,000	$16,000	$982,000	$15,000	$666,000	$553,000	$1,544,000	$12,457,000
Allowance for loan losses as of September 30, 2013
Ending balance specifically evaluated for impairment	$1,535,000	$269,000	$807,000	$—	$228,000	$—	$6,000	$—	$—	$2,845,000
Ending balance collectively evaluated for impairment	$4,268,000	$340,000	$1,462,000	$16,000	$754,000	$15,000	$660,000	$553,000	$1,544,000	$9,612,000
Related loan balances as of September 30, 2013
Ending balance	$248,889,000	$19,409,000	$85,130,000	$18,218,000	$375,387,000	$7,617,000	$92,374,000	$15,049,000	$—	$862,073,000
Ending balance specifically evaluated for impairment	$16,970,000	$1,364,000	$4,926,000	$—	$19,138,000	$—	$1,678,000	$—	$—	$44,076,000
Ending balance collectively evaluated for impairment	$231,919,000	$18,045,000	$80,204,000	$18,218,000	$356,249,000	$7,617,000	$90,696,000	$15,049,000	$—	$817,997,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2012 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2012:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	1,394,000	928,000	3,215,000	—	1,911,000	389,000	688,000	555,000	—	9,080,000
Recoveries	13,000	246,000	113,000	—	110,000	54,000	1,000	208,000	—	745,000
Provision (credit)	1,587,000	1,383,000	3,089,000	(1,000)	1,751,000	91,000	746,000	355,000	(1,166,000)	7,835,000
Ending balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Allowance for loan losses as of December 31, 2012
Ending balance specifically evaluated for impairment	$1,523,000	$969,000	$652,000	$—	$395,000	$—	$—	$—	$—	$3,539,000
Ending balance collectively evaluated for impairment	$4,342,000	$390,000	$1,398,000	$18,000	$714,000	$11,000	$654,000	$592,000	$842,000	$8,961,000
Related loan balances as of December 31, 2012
Ending balance	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$379,447,000	$6,459,000	$99,082,000	$14,657,000	$—	$869,284,000
Ending balance specifically evaluated for impairment	$15,774,000	$3,354,000	$5,861,000	$—	$19,444,000	$—	$1,311,000	$—	$—	$45,744,000
Ending balance collectively evaluated for impairment	$235,561,000	$19,063,000	$75,322,000	$14,704,000	$360,003,000	$6,459,000	$97,771,000	$14,657,000	$—	$823,540,000

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2012, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2012:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2012
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Charge offs	1,101,000	87,000	2,168,000	—	554,000	381,000	391,000	382,000	—	5,064,000
Recoveries	4,000	247,000	50,000	—	3,000	42,000	—	157,000	—	503,000
Provision (credit)	1,133,000	241,000	2,687,000	(1,000)	1,615,000	98,000	586,000	189,000	(248,000)	6,300,000
Ending balance	$5,695,000	$1,059,000	$2,632,000	$18,000	$2,223,000	$14,000	$790,000	$548,000	$1,760,000	$14,739,000
For the three months ended September 30, 2012
Beginning balance	$5,564,000	$1,373,000	$2,476,000	$19,000	$1,587,000	$58,000	$809,000	$603,000	$1,895,000	$14,384,000
Charge offs	186,000	87,000	6,000	—	179,000	263,000	342,000	106,000	—	1,169,000
Recoveries	3,000	1,000	39,000	—	1,000	42,000	—	38,000	—	124,000
Provision (credit)	314,000	(228,000)	123,000	(1,000)	814,000	177,000	323,000	13,000	(135,000)	1,400,000
Ending balance	$5,695,000	$1,059,000	$2,632,000	$18,000	$2,223,000	$14,000	$790,000	$548,000	$1,760,000	$14,739,000
Allowance for loan losses as of September 30, 2012
Ending balance specifically evaluated for impairment	$1,416,000	$696,000	$1,240,000	$—	$1,494,000	$—	$215,000	$1,000	$—	$5,062,000
Ending balance collectively evaluated for impairment	$4,279,000	$363,000	$1,392,000	$18,000	$729,000	$14,000	$575,000	$547,000	$1,760,000	$9,677,000
Related loan balances as of September 30, 2012
Ending balance	$256,531,000	$21,905,000	$83,703,000	$16,448,000	$369,949,000	$6,528,000	$100,099,000	$14,708,000	$—	$869,871,000
Ending balance specifically evaluated for impairment	$16,321,000	$6,645,000	$4,905,000	$—	$19,305,000	$23,000	$1,445,000	$1,000	$—	$48,645,000
Ending balance collectively evaluated for impairment	$240,210,000	$15,260,000	$78,798,000	$16,448,000	$350,644,000	$6,505,000	$98,654,000	$14,707,000	$—	$821,226,000

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

As of September 30, 2013, the Company had 104 loans with a value of $29,921,000 that have been classified as TDRs. This compares to 101 loans with a value of $29,955,000 and 91 loans with a value of $29,349,000 classified as TDRs as of December 31, 2012 and September 30, 2012, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of September 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,520,000	$853,000
Construction	2	1,364,000	270,000
Other	21	2,828,000	100,000
Municipal	—	—	—
Residential
Term	55	11,353,000	149,000
Construction	—	—	—
Home equity line of credit	6	856,000	6,000
Consumer	—	—	—
	104	$29,921,000	$1,378,000
The following table shows TDRs by class and the specific reserve as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$11,961,000	$823,000
Construction	3	3,319,000	969,000
Other	23	3,074,000	574,000
Municipal	—	—	—
Residential
Term	53	10,945,000	224,000
Construction	—	—	—
Home equity line of credit	4	656,000	—
Consumer	—	—	—
	101	$29,955,000	$2,590,000

The following table shows TDRs by class and the specific reserve as of September 30, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$12,329,000	$823,000
Construction	2	3,099,000	696,000
Other	20	2,614,000	594,000
Municipal	—	—	—
Residential
Term	50	10,890,000	371,000
Construction	—	—	—
Home equity line of credit	1	417,000	—
Consumer	—	—	—
	91	$29,349,000	$2,484,000

As of September 30, 2013, 18 of the loans classified as TDRs with a total balance of $2,495,000 were more than 30 days past due. Of these loans, five loans with an outstanding balance of $957,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$60,000	$—
Construction	—	—	—
Other	2	388,000	—
Municipal	—	—	—
Residential
Term	13	1,836,000	10,000
Construction	—	—	—
Home equity line of credit	2	211,000	—
Consumer	—	—	—
	18	$2,495,000	$10,000

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

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$263,000	$—
Construction	—	—	—
Other	2	55,000	22,000
Municipal	—	—	—
Residential
Term	12	2,502,000	148,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	15	$2,820,000	$170,000

For the nine months ended September 30, 2013, ten loans were placed on TDR status with a post modification outstanding balance of $3,336,000. This compares to 38 loans placed on TDR status with a post modification outstanding balance of $12,369,000 for the nine months ended September 30, 2012. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the nine months ended September 30, 2013 and 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2013 and 2012:

For the nine months ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,890,000	$1,890,000	$—
Construction	—	—	—	—
Other	3	536,000	523,000	—
Municipal	—	—	—	—
Residential
Term	3	749,000	712,000	—
Construction	—	—	—	—
Home equity line of credit	2	214,000	211,000	—
Consumer	—	—	—	—
	10	$3,389,000	$3,336,000	$—

For the nine months ended September 30, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	13	$7,171,000	$6,962,000	$175,000
Construction	1	1,951,000	1,951,000	696,000
Other	14	1,380,000	1,369,000	546,000
Municipal	—	—	—	—
Residential
Term	9	1,672,000	1,670,000	84,000
Construction	—	—	—	—
Home equity line of credit	1	417,000	417,000	—
Consumer	—	—	—	—
	38	$12,591,000	$12,369,000	$1,501,000

For the quarter ended September 30, 2013, three loans were placed on TDR status with a post modification outstanding balance of $410,000. This compares to 11 loans placed on TDR status with a post modification outstanding balance of $4,512,000 for the quarter ended September 30, 2012. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the three months ended September 30, 2013 and 2012, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2013 and 2012:

For the quarter ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	437,000	400,000	—
Construction	—	—	—	—
Home equity line of credit	1	10,000	10,000	—
Consumer	—	—	—	—
	3	$447,000	$410,000	$—

For the quarter ended September 30, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$3,150,000	$3,150,000	$29,000
Construction	—	—	—	—
Other	6	682,000	682,000	2,000
Municipal	—	—	—	—
Residential
Term	2	264,000	263,000	15,000
Construction	—	—	—	—
Home equity line of credit	1	417,000	417,000	—
Consumer	—	—	—	—
	11	$4,513,000	$4,512,000	$46,000
As of September 30, 2013, Management is aware of 16 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,799,000. There were also 23 loans with an outstanding balance of $3,757,000 that were classified as TDRs and on non-accrual status. Six loans with an outstanding balance of $656,000, that were classified as TDRs, were in the process of foreclosure.

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
As of September 30, 2013, 46,841 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	1.3
2011	5.0	5,500	2.3
2012	3.0	2,027	1.4
2012	4.0	2,704	2.4
2012	5.0	7,996	3.4
2013	2.0	8,529	1.4
2013	3.0	8,886	2.4
2013	5.0	9,699	4.4
		46,841	2.7
The compensation cost related to these restricted stock grants was $756,000 and will be recognized over the vesting terms of each grant. In the nine months ended September 30, 2013, $161,000 of expense was recognized for these restricted shares, leaving $486,000 in unrecognized expense as of September 30, 2013. In the nine months ended September 30, 2012, $57,000 of expense was recognized for restricted shares, leaving $223,000 in unrecognized expense as of September 30, 2012.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of September 30, 2013, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of September 30, 2013 and changes during the nine-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	42,000	$18.00
Granted in 2013	—	—
Exercised in 2013	—	—		—
Forfeited in 2013	—	—
Outstanding at September 30, 2013	42,000	$18.00	1.3	—
Exercisable at September 30, 2013	42,000	$18.00	1.3	—

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
On August 24, 2011, the Company repurchased $12,500,000 of the CPP Shares. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. On March 27, 2013, the Company repurchased $2,500,000 of the CPP Shares with funds from its operating account. On May 8, 2013, the Company repurchased the remaining $10,000,000 CPP Shares using proceeds from the Company's common stock offering in the first quarter of 2013, All the repurchase transactions were approved by the Federal Reserve Bank of Boston, the Company's primary regulator.
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
The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and has been accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transactions and remain outstanding.

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2013 and 2012:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2013
Net income as reported	$9,463,000
Less dividends and amortization of premium on preferred stock	385,000
Basic EPS: Income available to common shareholders	9,078,000	10,417,675	$0.87
Effect of dilutive securities: warrants and restricted stock		50,261
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,078,000	10,467,936	$0.87
For the nine months ended September 30, 2012
Net income as reported	$9,459,000
Less dividends and amortization of premium on preferred stock	543,000
Basic EPS: Income available to common shareholders	8,916,000	9,825,719	$0.91
Effect of dilutive securities: restricted stock		16,894
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,916,000	9,842,613	$0.91

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2013 and 2012.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2013
Net income as reported	$3,365,000
Less dividends and amortization of premium on preferred stock	40,000
Basic EPS: Income available to common shareholders	3,325,000	10,616,340	$0.31
Effect of dilutive securities: warrants and restricted stock		54,848
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,325,000	10,671,188	$0.31
For the quarter ended September 30, 2012
Net income as reported	$3,223,000
Less dividends and amortization of premium on preferred stock	181,000
Basic EPS: Income available to common shareholders	3,042,000	9,824,568	$0.31
Effect of dilutive securities: restricted stock		22,814
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,042,000	9,847,382	$0.31
All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options, unvested shares of restricted stock granted to certain key members of Management and the warrants. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of options and warrants outstanding as of September 30, 2013 and 2012 and the amount for which the market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of September 30, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000
As of September 30, 2012
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2012. The amount for 2013 has not been established. The expense related to the 401(k) plan was $292,000 and $272,000 for the nine months ended September 30, 2013 and 2012, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $232,000 for the nine months ended September 30, 2013 and $217,000 for the same period in 2012. As of September 30, 2013, the associated accrued liability included in other liabilities in the balance sheet was $2,270,000 compared to $2,080,000 and $2,022,000 at December 31, 2012 and September 30, 2012, respectively.
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

	At or for the nine months ended September 30,
	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$1,954,000	$1,848,000
Service cost	12,000	51,000
Interest cost	78,000	84,000
Benefits paid	(95,000)	(102,000)
Benefit obligation at end of period	1,949,000	1,881,000
Funded status
Benefit obligation at end of period	(1,949,000)	(1,881,000)
Accrued benefit cost at end of period	$(1,949,000)	$(1,881,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarters ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$12,000	$51,000	$4,000	$17,000
Interest cost	78,000	84,000	26,000	28,000
Amortization of unrecognized transition obligation	5,000	21,000	—	7,000
Amortization of accumulated losses	6,000	8,000	2,000	2,000
Net periodic benefit cost	$101,000	$164,000	$32,000	$54,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Unamortized net actuarial loss	$(182,000)	$(186,000)	$(100,000)
Unrecognized transition obligation	—	(5,000)	(13,000)
	(182,000)	(191,000)	(113,000)
Deferred tax benefit at 35%	67,000	68,000	41,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(115,000)	$(123,000)	$(72,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2013 are $26,000 and the expected benefit payments for all of 2013 are $102,000. Plan expense for 2013 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2013 and 2012.

	For the nine months ended September 30,		For the quarters ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$7,940,000	$7,401,000	$(3,433,000)	$7,526,000
Unrealized gains (losses) arising during the period	(17,609,000)	5,178,000	(1,199,000)	3,019,000
Reclassification of realized gains during the period	(1,087,000)	(1,967,000)	—	—
Related deferred taxes	6,544,000	(1,124,000)	420,000	(1,057,000)
Net change	(12,152,000)	2,087,000	(779,000)	1,962,000
Balance at end of period	$(4,212,000)	$9,488,000	$(4,212,000)	$9,488,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income (loss) and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2013 and 2012.

	For the nine months ended September 30,		For the quarters ended September 30,
	2013	2012	2013	2012
Unrecognized postretirement benefits at beginning of period	$(123,000)	$(87,000)	$(115,000)	$(77,000)
Amortization of unrecognized transition obligation	5,000	21,000	—	7,000
Change in accumulated losses	4,000	—	2,000	—
Related deferred taxes	(1,000)	(6,000)	(2,000)	(2,000)
Unrecognized postretirement benefits at end of period	$(115,000)	$(72,000)	$(115,000)	$(72,000)

The reclassification of unrecognized transition obligation is a component of net periodic benefit cost (see Note 8) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income (loss).

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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2013, the prepayment assumption using the PSA model was 206, which translates into an anticipated prepayment rate of 12.36%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.13%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2013 and 2012, servicing rights capitalized totaled $618,000 and $250,000, respectively. Servicing rights capitalized for the three-month periods ended September 30, 2013 and 2012, were $139,000 and $169,000, respectively. Servicing rights amortized for the nine-month periods ended September 30, 2013 and 2012, were $391,000 and $487,000, respectively. The fair value of servicing rights was $1,852,000, $1,228,000 and $1,129,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Bank serviced loans for others totaling $214,042,000, $205,859,000 and $215,741,000 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2013	December 31, 2012	September 30, 2012
Mortgage servicing rights	$7,045,000	$6,430,000	$6,346,000
Accumulated amortization	(5,863,000)	(5,473,000)	(5,324,000)
Impairment reserve	(66,000)	(90,000)	(154,000)
	$1,116,000	$867,000	$868,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2013 and 2012, and at December 31, 2012:

	September 30, 2013	December 31, 2012	September 30, 2012
Certificates of deposit < $100,000	$208,049,000	$199,265,000	$210,963,000
Certificates $100,000 to $250,000	286,815,000	277,571,000	247,095,000
Certificates $250,000 and over	37,596,000	28,220,000	55,358,000
	$532,460,000	$505,056,000	$513,416,000

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

Deposits
The fair value of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. As such, the Company classifies deposits as Level 2.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012.

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$188,256,000	$—	$188,256,000
State and political subdivisions	—	127,971,000	—	127,971,000
Other equity securities	—	1,673,000	—	1,673,000
Total assets	$—	$317,900,000	$—	$317,900,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$169,093,000	$—	$169,093,000
State and political subdivisions	—	120,944,000	—	120,944,000
Other equity securities	—	1,577,000	—	1,577,000
Total assets	$—	$291,614,000	$—	$291,614,000

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$189,437,000	$—	$189,437,000
State and political subdivisions	—	108,955,000	—	108,955,000
Other equity securities	—	1,508,000	—	1,508,000
Total assets	$—	$299,900,000	$—	$299,900,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $228,000, $373,000 and $479,000 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $1,976,000, $3,539,000 and $5,062,000 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The December 31, 2012 and September 30, 2012 non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly the September 30, 2013 fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,760,000	$—	$3,760,000
Impaired loans	—	2,341,000	—	2,341,000
Total assets	$—	$6,101,000	$—	$6,101,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,593,000	$—	$7,593,000
Impaired loans	—	13,923,000	—	13,923,000
Total assets	$—	$21,516,000	$—	$21,516,000

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$5,471,000	$—	$5,471,000
Impaired loans	—	16,991,000	—	16,991,000
Total assets	$—	$22,462,000	$—	$22,462,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,117,000	$20,117,000	$20,117,000	$—	$—
Interest bearing deposits in other banks	787,000	787,000	787,000	—	—
Securities available for sale	317,900,000	317,900,000	—	317,900,000	—
Securities to be held to maturity	172,251,000	166,269,000	—	166,269,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	1,555,000	1,555,000	—	1,555,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	242,264,000	241,750,000	—	1,559,000	240,191,000
Construction	18,714,000	18,674,000	—	—	18,674,000
Other	82,540,000	82,928,000	—	167,000	82,761,000
Municipal	18,200,000	18,528,000	—	—	18,528,000
Residential
Term	374,266,000	380,938,000	—	581,000	380,357,000
Construction	7,600,000	7,617,000	—	—	7,617,000
Home equity line of credit	91,614,000	91,513,000	—	34,000	91,479,000
Consumer	14,418,000	14,381,000	—	—	14,381,000
Total loans	849,616,000	856,329,000	—	2,341,000	853,988,000
Mortgage servicing rights	1,116,000	1,852,000	—	1,852,000	—
Accrued interest receivable	5,353,000	5,353,000	—	5,353,000	—
Financial liabilities
Demand deposits	$110,007,000	$101,411,000	$—	$101,411,000	$—
NOW deposits	151,126,000	131,713,000	—	131,713,000	—
Money market deposits	96,313,000	77,184,000	—	77,184,000	—
Savings deposits	147,560,000	124,589,000	—	124,589,000	—
Local certificates of deposit	226,182,000	228,930,000	—	228,930,000	—
National certificates of deposit	306,278,000	308,479,000	—	308,479,000	—
Total deposits	1,037,466,000	972,306,000	—	972,306,000	—
Repurchase agreements	106,627,000	106,627,000	—	106,627,000	—
Federal Home Loan Bank advances	160,150,000	165,601,000	—	165,601,000	—
Total borrowed funds	266,777,000	272,228,000	—	272,228,000	—
Accrued interest payable	594,000	594,000	—	594,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,958,000	$14,958,000	$14,958,000	$—	$—
Interest bearing deposits in other banks	1,638,000	1,638,000	1,638,000	—	—
Securities available for sale	291,614,000	291,614,000	—	291,614,000	—
Securities to be held to maturity	143,320,000	150,247,000	—	150,247,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	1,035,000	1,035,000	—	1,035,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,046,000	244,365,000	—	4,865,000	239,500,000
Construction	20,960,000	20,902,000	—	2,284,000	18,618,000
Other	78,985,000	79,312,000	—	472,000	78,840,000
Municipal	14,685,000	16,058,000	—	—	16,058,000
Residential
Term	378,258,000	390,223,000	—	6,302,000	383,921,000
Construction	6,447,000	6,430,000	—	—	6,430,000
Home equity line of credit	98,381,000	99,038,000	—	—	99,038,000
Consumer	14,022,000	14,392,000	—	—	14,392,000
Total loans	856,784,000	870,720,000	—	13,923,000	856,797,000
Mortgage servicing rights	867,000	1,228,000	—	1,228,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$90,252,000	$91,544,000	$—	$91,544,000	$—
NOW deposits	147,309,000	141,436,000	—	141,436,000	—
Money market deposits	80,983,000	71,799,000	—	71,799,000	—
Savings deposits	135,250,000	126,142,000	—	126,142,000	—
Local certificates of deposit	218,571,000	223,748,000	—	223,748,000	—
National certificates of deposit	286,485,000	290,457,000	—	290,457,000	—
Total deposits	958,850,000	945,126,000	—	945,126,000	—
Repurchase agreements	101,504,000	101,504,000	—	101,504,000	—
Federal Home Loan Bank advances	181,401,000	189,321,000	—	189,321,000	—
Total borrowed funds	282,905,000	290,825,000	—	290,825,000	—
Accrued interest payable	619,000	619,000	—	619,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2012 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,904,000	$14,904,000	$14,904,000	$—	$—
Interest bearing deposits in other banks	681,000	681,000	681,000	—	—
Securities available for sale	299,900,000	299,900,000	—	299,900,000	—
Securities to be held to maturity	154,256,000	162,382,000	—	162,382,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	—	—	—	—	—
Loans (net of allowance for loan losses)
Commercial
Real estate	250,063,000	249,660,000	—	4,763,000	244,897,000
Construction	20,702,000	20,669,000	—	1,255,000	19,414,000
Other	80,714,000	81,077,000	—	1,303,000	79,774,000
Municipal	16,428,000	18,140,000	—	—	18,140,000
Residential
Term	367,425,000	381,809,000	—	9,397,000	372,412,000
Construction	6,512,000	6,496,000	—	—	6,496,000
Home equity line of credit	99,202,000	99,938,000	—	273,000	99,665,000
Consumer	14,086,000	14,511,000	—	—	14,511,000
Total loans	855,132,000	872,300,000	—	16,991,000	855,309,000
Mortgage servicing rights	868,000	1,129,000	—	1,129,000	—
Accrued interest receivable	5,425,000	5,425,000	—	5,425,000	—
Financial liabilities
Demand deposits	$89,500,000	$91,729,000	$—	$91,729,000	$—
NOW deposits	136,472,000	132,566,000	—	132,566,000	—
Money market deposits	74,805,000	67,105,000	—	67,105,000	—
Savings deposits	130,354,000	122,897,000	—	122,897,000	—
Local certificates of deposit	211,578,000	217,180,000	—	217,180,000	—
National certificates of deposit	301,838,000	306,061,000	—	306,061,000	—
Total deposits	944,547,000	937,538,000	—	937,538,000	—
Repurchase agreements	114,817,000	114,817,000	—	114,817,000	—
Federal Home Loan Bank advances	189,932,000	198,704,000	—	198,704,000	—
Total borrowed funds	304,749,000	313,521,000	—	313,521,000	—
Accrued interest payable	618,000	618,000	—	618,000	—

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2013	2012	2013	2012
Net interest income as presented	$27,779	$29,394	$9,505	$9,670
Effect of tax-exempt income	2,647	2,318	922	792
Net interest income, tax equivalent	$30,426	$31,712	$10,427	$10,462
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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2013	2012	2013	2012
Non-interest expense, as presented	$21,818	$19,503	$7,006	$6,595
Net interest income, as presented	27,779	29,394	9,505	9,670
Effect of tax-exempt income	2,647	2,318	922	792
Non-interest income, as presented	9,488	8,556	2,621	2,492
Effect of non-interest tax-exempt income	133	137	44	46
Net securities gains	(1,087)	(1,967)	—	—
Adjusted net interest income plus non-interest income	$38,960	$38,438	$13,092	$13,000
Non-GAAP efficiency ratio	56.00%	50.74%	53.51%	50.73%
GAAP efficiency ratio	58.55%	51.39%	57.78%	54.23%
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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2013	2012	2013	2012
Average shareholders' equity as presented	$154,029	$154,955	145,286	156,475
Less preferred stock	(5,374)	(12,329)	—	(12,353)
Less intangible assets	(30,705)	(28,451)	(30,705)	(28,451)
Average tangible shareholders' common equity	117,950	114,175	114,581	115,671

Executive Summary
Net income for the nine months ended September 30, 2013 was $9.5 million, up $4,000 from the same period in 2012. Earnings per common share on a fully diluted basis were $0.87 for the nine months ended September 30, 2013, down $0.04 or 4.4% from the $0.91 posted for the same period in 2012. For the quarter ended September 30, 2013, net income was $3.4 million, up $142,000 or 4.4% from the same period in 2012. Earnings per common share on a fully diluted basis were $0.31 for the quarter ended September 30, 2013, the same as posted in 2012. Compared to the previous quarter, net income for the quarter ended September 30, 2013 was up $123,000 or 3.8% and earnings per common share on a fully diluted basis were up $0.02 or 6.9%.
This was an excellent quarter for The First Bancorp, Inc. in a number of ways. Net income was the highest quarterly total posted by the Company since the second quarter 2009. Margin compression, which is the result of the low interest rate environment, with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities, appears to have stabilized, with our net interest margin up slightly from the second quarter. At the same time, asset quality is greatly improved, with non-performing assets at 1.48% of total assets compared to 2.04% a year ago. Net interest income on a tax-equivalent basis was down $1.3 million or 4.1% in the nine months ended September 30, 2013 compared to the same period in 2012. Margin compression can be seen in our net interest margin, which dropped from 3.16% for the nine months ended September 30, 2012 to 3.04% for same period in 2013. Margin compression was responsible for $1.2 million of the decline in net interest income, and lower volumes of earning assets were responsible for $120,000.
For the quarter ended September 30, 2013, net interest income on a tax-equivalent basis was down only $35,000 or 0.3% compared to the same period in 2012, with increased earning assets almost completely offsetting a $199,000 drop due to margin compression. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $441,000 or 4.4%.
Non-interest income in the nine months ended September 30, 2013 was $932,000 or 10.9% higher than in the nine months ended September 30, 2012. This was attributable to an increase in origination income from the sale of refinanced mortgage loans into the secondary market as well as an increase in other operating income. Non-interest expense for the nine months ended September 30, 2013 was $2.3 million or 11.9% higher than in the same period in 2012, due to higher operating costs related to the opening of the de novo Bangor office in the first quarter of 2013, as well as from the Union Street Branch in Rockland that we acquired in the fourth quarter 2012.
The provision for loan losses was $2.8 million less in the first nine months of 2013 compared to the same period in 2012. This, in combination with the increase in noninterest income mentioned above, more than offset the decline in net interest income and increase in operating expenses. The lower provision for loan losses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the nine months ended September 30, 2013, were $3.5 million or 0.55% of average loans on an annualized basis. This was down $1.1 million from net chargeoffs of $4.6 million or 0.70% of average loans on an annualized basis for the first nine months ended September 30, 2012. The allowance for loan losses decreased $43,000 between December 31, 2012 and September 30, 2013, and is 1.45% of loans outstanding compared to 1.44% at year end and 1.69% a year ago. Total past-due loans were 2.67% of total loans as of September 30, 2013 and December 31, 2012, compared to 2.27% of total loans as of September 30, 2012. Non-performing assets stood at 1.48% of total assets as of September 30, 2013, below 1.89% of total assets at December 31, 2012 and well below 2.04% a year ago.
Total assets have increased $49.8 million or 3.5% year-to-date. The loan portfolio decreased $7.2 million in the nine months ended September 30, 2013 and decreased $7.8 million from a year ago. The investment portfolio has increased $54.7 million or 12.2% year-to-date and $35.5 million or 7.6% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $35.9 million or 9.6% year-to-date, and increased $52.4 million or 14.7% over the past year. This year-over-year increase is the result of healthy deposit inflows in 2013 plus $32.2 million added in October 2012 with the purchase of the Union Street branch in Rockland. Local certificates of deposit (CDs) increased $14.6 million and wholesale CDs increased $3.6 million year-to-date.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.08%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 10.29% for the nine months ended September 30, 2013 compared to 10.36% for the same period in 2012. Based upon June 30, 2013 data, our return on average tangible common equity was in the top 50% of all banks in the UBPR peer group, which had an average return on equity of 9.36%. Our efficiency ratio continues to be an important component in our overall performance, and while up to 56.00% for the first nine months of 2013, compared to 50.74% for the same period in 2012, due to the previously noted increased operating costs, it remains well below the UBPR peer group average of 67.07% as of June 30, 2013.

Net Interest Income

Total interest income of $37.2 million for the nine months ended September 30, 2013, was a decrease of $2.0 million or 5.0% compared to total interest income of $39.1 million for the same period of 2012. Total interest expense of $9.4 million for the nine months ended September 30, 2013 is a $347,000 or 3.6% decrease from total interest expense of $9.7 million for the nine months ended September 30, 2012. As a result, net interest income decreased 5.5% or $1.6 million to $27.8 million for the nine months ended September 30, 2013, from the $29.4 million reported for the same period in 2012. The Company's net interest margin on a tax-equivalent basis decreased from 3.16% in the nine months ended September 30, 2012 to 3.04% for the nine months ended September 30, 2013. This is the result of the low interest rate environment with a higher volume of assets continuing to reprice downward without the opportunity to reprice a comparable volume of liabilities. Tax-exempt interest income amounted to $4.9 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Total interest income of $12.7 million for the quarter ended September 30, 2013 is a 1.8% decrease from total interest income of $12.9 million in the comparable period of 2012. Total interest expense of $3.2 million for the quarter ended September 30, 2013 is a 2.2% decrease from total interest expense for the comparable period of 2012. As a result, net interest income decreased 1.7% or $165,000 to $9.5 million for the quarter ended September 30, 2013, from the $9.7 million reported for the same period in 2012. The Company's net interest margin on a tax-equivalent basis decreased from 3.12% for the quarter ended September 30, 2012 to 3.04% for the quarter ended September 30, 2013. Tax-exempt interest income amounted to $1.7 million and $1.5 million for the quarters ended September 30, 2013 and 2012, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2013 and 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

	For the nine months ended
	September 30, 2013		September 30, 2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$6	0.26%	$3	0.23%
Investments	13,351	3.82%	13,180	3.82%
Loans held for sale	19	3.65%	8	3.46%
Loans	26,440	4.08%	28,258	4.31%
Total interest-earning assets	39,816	3.98%	41,449	4.14%
Interest-bearing liabilities
Deposits	6,035	0.89%	6,370	0.93%
Other borrowings	3,355	1.71%	3,367	1.76%
Total interest-bearing liabilities	9,390	1.07%	9,737	1.11%
Net interest income	$30,426		$31,712
Interest rate spread		2.91%		3.03%
Net interest margin		3.04%		3.16%

	For the quarters ended
	September 30, 2013		September 30, 2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.32%	$2	0.29%
Investments	4,788	3.87%	4,351	3.78%
Loans held for sale	7	3.93%	4	3.51%
Loans	8,780	4.02%	9,327	4.24%
Total interest-earning assets	13,577	3.96%	13,684	4.08%
Interest-bearing liabilities
Deposits	2,023	0.86%	2,073	0.92%
Other borrowings	1,127	1.71%	1,149	1.74%
Total interest-bearing liabilities	3,150	1.05%	3,222	1.11%
Net interest income	$10,427		$10,462
Interest rate spread		2.91%		2.97%
Net interest margin		3.04%		3.12%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarters ended September 30, 2013 compared to 2012. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2013 and 2012.

For the nine months ended September 30, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$—	$—	$3
Investment securities	164	7	—	171
Loans held for sale	10	—	1	11
Loans	(290)	(1,544)	16	(1,818)
Total interest income	(113)	(1,537)	$17	(1,633)
Interest expense
Deposits	(59)	(279)	3	(335)
Other borrowings	83	(92)	(3)	(12)
Total interest expense	24	(371)	—	(347)
Change in net interest income	$(137)	$(1,166)	$17	$(1,286)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$—	$—	$—	$—
Investment securities	315	114	8	437
Loans held for sale	3	1	(1)	3
Loans	(92)	(460)	5	(547)
Total interest income	226	(345)	12	(107)
Interest expense
Deposits	83	(128)	(5)	(50)
Other borrowings	(5)	(17)	—	(22)
Total interest expense	78	(145)	(5)	(72)
Change in net interest income	$148	$(200)	$17	$(35)

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine-month periods and quarters ended September 30, 2013 and 2012.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Assets
Cash and cash equivalents	$14,686	$13,748	$16,632	$15,797
Interest-bearing deposits in other banks	3,029	1,727	2,505	2,707
Securities available for sale	292,446	310,137	302,085	306,229
Securities to be held to maturity	160,531	136,364	174,518	136,751
Restricted equity securities, at cost	14,047	14,780	13,912	14,448
Loans held for sale	696	309	706	454
Loans	866,215	875,208	866,086	874,639
Allowance for loan losses	(12,811)	(13,635)	(12,830)	(14,588)
Net loans	853,404	861,573	853,256	860,051
Accrued interest receivable	5,133	5,174	5,185	5,084
Premises and equipment	23,411	18,656	23,888	18,451
Other real estate owned	6,357	4,605	4,615	4,954
Goodwill	29,805	27,684	29,805	27,684
Other assets	26,066	26,630	26,956	26,893
Total Assets	$1,429,611	$1,421,387	$1,454,063	$1,419,503

Liabilities & Shareholders' Equity
Demand deposits	$89,687	$76,953	$102,270	$87,001
NOW deposits	141,060	124,570	143,868	130,926
Money market deposits	90,081	75,156	95,509	73,134
Savings deposits	142,271	120,508	146,247	126,031
Certificates of deposit	536,089	597,767	546,364	566,039
Total deposits	999,188	994,954	1,034,258	983,131
Borrowed funds – short term	131,627	115,811	126,973	123,021
Borrowed funds – long term	130,621	140,157	135,150	140,157
Dividends payable	940	933	949	905
Other liabilities	13,206	14,577	11,447	15,814
Total Liabilities	1,275,582	1,266,432	1,308,777	1,263,028
Shareholders' Equity:
Preferred stock	5,374	12,329	—	12,353
Common stock	104	98	106	98
Additional paid-in capital	54,399	46,073	58,131	46,173
Retained earnings	92,168	87,982	93,141	89,128
Net unrealized gain (loss) on securities available-for-sale	2,101	8,552	(5,977)	8,797
Net unrealized loss on postretirement benefit costs	(117)	(79)	(115)	(74)
Total Shareholders' Equity	154,029	154,955	145,286	156,475
Total Liabilities & Shareholders' Equity	$1,429,611	$1,421,387	$1,454,063	$1,419,503

Non-Interest Income
Non-interest income of $9.5 million for the nine months ended September 30, 2013, is an increase of $932,000 compared to the same period in 2012. This increase was attributable to origination income from the sale of refinanced mortgage loans into the secondary market and other operating income, partially offset by a decrease in net securities gains. Non-interest income was $2.6 million for the quarter ended September 30, 2013, an increase of 5.2% from the $2.5 million reported for the quarter ended September 30, 2012. This increase was mainly attributable to an increase in other operating income.

Non-Interest Expense
Non-interest expense of $21.8 million for the nine months ended September 30, 2013 is an increase of 11.9% or $2.3 million compared to non-interest expense of $19.5 million for the same period in 2012. Much of this increase was attributable to higher operating costs due to the opening of the Company's sixteenth branch in Bangor, Maine on February 25, 2013 and the acquired branch at Union Street in Rockland. This increase was offset by the lower provision for loan losses as well as the increase in non-interest income. Non-interest expense of $7.0 million for the quarter ended September 30, 2013 is an increase of 6.2% compared to non-interest expense of $6.6 million for the same period in 2012. With higher operating expenses attributable to the new Bangor office and the acquired branch at Union Street in Rockland, the Company's efficiency ratio has increased to 56.00% for the nine months ended September 30, 2013 compared to 50.74% for the same period in 2012.

Income Taxes
Income taxes on operating earnings were $2.5 million for the nine months ended September 30, 2013, down $202,000 from the same period in 2012. This is in line with the decrease in the Company's level of income before taxes and a higher level of tax-exempt income.
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

Investments
The Company's investment portfolio increased by $54.7 million or 12.2% between December 31, 2012, and September 30, 2013. As of September 30, 2013, mortgage-backed securities had a carrying value of $225.7 million and a fair value of $226.2 million. Of this total, securities with a fair value of $142.8 million or 63.0% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $84.0 million or 37.0% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2013 and 2012 and December 31, 2012.

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Securities available for sale
Mortgage-backed securities	$188,256	$169,093	$189,437
State and political subdivisions	127,971	120,944	108,955
Other equity securities	1,673	1,577	1,508
	$317,900	$291,614	$299,900
Securities to be held to maturity
U.S. government-sponsored agencies	$92,226	$60,919	$65,859
Mortgage-backed securities	37,915	39,193	44,236
State and political subdivisions	41,810	42,908	43,861
Corporate securities	300	300	300
	$172,251	$143,320	$154,256
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$13,412	$13,412
Federal Reserve Bank Stock	1,037	1,036	1,036
	$13,912	$14,448	$14,448
Total securities	$504,063	$449,382	$468,604

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2013. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,226	3.32%
Total	—	%	92,226	3.32%
Mortgage-Backed Securities
Due in 1 year or less	412	11.09%	7	2.02%
Due in 1 to 5 years	14,367	2.50%	648	5.49%
Due in 5 to 10 years	17,457	3.24%	7,983	3.19%
Due after 10 years	156,020	2.74%	29,277	4.17%
Total	188,256	2.78%	37,915	3.98%
State & Political Subdivisions
Due in 1 year or less	1,363	6.94%	710	5.57%
Due in 1 to 5 years	106	7.05%	5,611	6.65%
Due in 5 to 10 years	1,742	6.08%	25,880	6.26%
Due after 10 years	124,760	5.38%	9,609	6.14%
Total	127,971	5.41%	41,810	6.27%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	%	300	1.00%
Equity Securities	1,673	3.20%	—	0.00%
	$317,900	3.84%	$172,251	4.18%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2013 amounted to $20.1 million, or 4.16% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount was $739,000, or 0.17% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2013, the Company had temporarily impaired securities with a fair value of $244.1 million and unrealized losses of $20.1 million, as identified in the table below. This was up from December 31, 2012 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $3.5 million as of September 30, 2013, compared with $2.8 million at December 31, 2012. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2013:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$82,752	$(8,684)	$—	$—	$82,752	$(8,684)
Mortgage-backed securities	84,609	(2,514)	3,086	(133)	87,695	(2,647)
State and political subdivisions	73,244	(8,760)	334	(30)	73,578	(8,790)
Other equity securities	—	—	50	(3)	50	(3)
	$240,605	$(19,958)	$3,470	$(166)	$244,075	$(20,124)
For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2013, there were $8.7 million of unrealized losses on these securities compared to $182,000 unrealized losses as of December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2013, there were $2.6 million of unrealized losses on these securities compared with $314,000 at December 31, 2012. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2013 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2013, the total unrealized losses on municipal securities amounted to $8.8 million, compared with $199,000 at December 31, 2012. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2013 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2013, or at December 31, 2012. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2013, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other Equity Securities. As of September 30, 2013, the total unrealized losses on other equity securities amounted to $3,000, compared with $44,000 at December 31, 2012. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at September 30, 2013.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2013 and December 31, 2012, the Bank's investment in FHLB stock totaled $12.9 million and $13.4 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2013, the Bank had $1,555,000 in loans held for sale. This compares to $1,035,000 at December 31, 2012 and no loans held for sale at September 30, 2012. No recourse obligations have been incurred in connection with the sale of loans.
Loans
The loan portfolio decreased during the first nine months of 2013, with total loans at $862.1 million at September 30, 2013, down $7.2 million or 0.8% from total loans of $869.3 million at December 31, 2012. Commercial loans decreased $1.5 million or 0.4% between December 31, 2012 and September 30, 2013, municipal loans increased by $3.5 million or 23.9% and residential term loans decreased $4.1 million or 1.1%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 21.0% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 75.1% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at September 30, 2013 and 2012 and December 31, 2012.

Dollars in thousands	September 30, 2013		December 31, 2012		September 30, 2012
Commercial
Real estate	$248,889	28.9%	$251,335	28.9%	$256,531	29.5%
Construction	19,409	2.3%	22,417	2.6%	21,905	2.5%
Other	85,130	9.9%	81,183	9.3%	83,703	9.6%
Municipal	18,218	2.1%	14,704	1.7%	16,448	1.9%
Residential
Term	375,387	43.5%	379,447	43.7%	369,949	42.5%
Construction	7,617	0.9%	6,459	0.7%	6,528	0.8%
Home equity line of credit	92,374	10.7%	99,082	11.4%	100,099	11.5%
Consumer	15,049	1.7%	14,657	1.7%	14,708	1.7%
Total loans	$862,073	100.0%	$869,284	100.0%	$869,871	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2013.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$5,825	$24,690	$17,279	$201,095	$248,889
Construction	1,544	2,027	523	15,315	19,409
Other	7,727	26,407	17,319	33,677	85,130
Municipal	1,951	4,420	3,860	7,987	18,218
Residential
Term	3,413	9,452	17,735	344,787	375,387
Construction	643	210	—	6,764	7,617
Home equity line of credit	748	250	1,171	90,205	92,374
Consumer	6,714	4,452	1,233	2,650	15,049
Total loans	$28,565	$71,908	$59,120	$702,480	$862,073
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2013.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$35,397	4.1%	$213,492	24.8%	$248,889	28.9%
Construction	1,275	0.1%	18,134	2.2%	19,409	2.3%
Other	30,445	3.5%	54,685	6.4%	85,130	9.9%
Municipal	15,512	1.8%	2,706	0.3%	18,218	2.1%
Residential
Term	210,749	24.4%	164,638	19.1%	375,387	43.5%
Construction	7,357	0.9%	260	0.0%	7,617	0.9%
Home equity line of credit	1,155	0.1%	91,219	10.6%	92,374	10.7%
Consumer	11,358	1.3%	3,691	0.4%	15,049	1.7%
Total loans	$313,248	36.2%	$548,825	63.8%	$862,073	100.0%

Loan Concentrations
As of September 30, 2013, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2013, impaired loans with specific reserves totaled $10.8 million and the amount of such reserves was $2.8 million. This compares to impaired loans with specific reserves of $17.5 million at December 31, 2012 and the amount of such reserves was $3.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2013 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2013 and 2012 and December 31, 2012. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2013		December 31, 2012		September 30, 2012
Commercial
Real estate	$5,803	28.9%	$5,865	28.9%	$5,695	29.5%
Construction	609	2.3%	1,359	2.6%	1,059	2.5%
Other	2,269	9.9%	2,050	9.3%	2,632	9.6%
Municipal	16	2.1%	18	1.7%	18	1.9%
Residential
Term	982	43.5%	1,109	43.7%	2,223	42.5%
Construction	15	0.9%	11	0.7%	14	0.8%
Home equity line of credit	666	10.7%	654	11.4%	790	11.5%
Consumer	553	1.7%	592	1.7%	548	1.7%
Unallocated	1,544	0.0%	842	0.0%	1,760	0.0%
Total	$12,457	100.0%	$12,500	100.0%	$14,739	100.0%

The allowance for loan losses totaled $12.5 million at September 30, 2013, and December 31, 2012, compared to $14.7 million as of September 30, 2012. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $694,000 in the first nine months of 2013 from $3.5 million at December 31, 2012 to $2.8 million at September 30, 2013. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $70,000 in the first nine months of 2013. This decline was due to lower loss averages for both the commercial classified loan and home equity line of credit pools. Lower outstandings in the commercial non-classified pools and a drop in related loss rates more than offset increases in this component of the reserve from other pool segments in the first nine months of 2013. The portion of the reserve based on qualitative factors increased by $19,000 in the first nine months of 2013 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $702,000 increase in unallocated reserves in the first nine months of 2013 from $842,000 at December 31, 2012 to $1,544,000 at September 30, 2013.
A breakdown of the allowance for loan losses as of September 30, 2013, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,535	$2,231	$2,037	$—	$5,803
Construction	269	178	162	—	609
Other	807	764	698	—	2,269
Municipal	—	—	16	—	16
Residential
Term	228	360	394	—	982
Construction	—	7	8	—	15
Home equity line of credit	6	352	308	—	666
Consumer	—	342	211	—	553
Unallocated	—	—	—	1,544	1,544
	$2,845	$4,234	$3,834	$1,544	$12,457
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $3.5 million for the first nine months of 2013, a decrease of $2.8 million from the first nine months of 2012. Net chargeoffs were $3.5 million in the first nine months of 2013 compared to net chargeoffs of $4.6 million in the first nine months of 2012. Our allowance as a percentage of outstanding loans was 1.45% as of September 30, 2013, virtually even with December 31, 2012, and down from 1.69% a year ago.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012:

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Balance at beginning of year	$12,500	$13,000	$13,000
Loans charged off:
Commercial
Real estate	150	1,394	1,101
Construction	963	928	87
Other	1,053	3,215	2,168
Municipal	—	—	—
Residential
Term	909	1,911	554
Construction	—	389	381
Home equity line of credit	485	688	391
Consumer	333	555	382
Total	3,893	9,080	5,064
Recoveries on loans previously charged off
Commercial
Real estate	—	13	4
Construction	—	246	247
Other	157	113	50
Municipal	—	—	—
Residential
Term	38	110	3
Construction	—	54	42
Home equity line of credit	5	1	—
Consumer	150	208	157
Total	350	745	503
Net loans charged off	3,543	8,335	4,561
Provision for loan losses	3,500	7,835	6,300
Balance at end of period	$12,457	$12,500	$14,739
Ratio of net loans charged off to average loans outstanding[1]	0.55%	0.95%	0.70%
Ratio of allowance for loan losses to total loans outstanding	1.45%	1.44%	1.69%
1 Ratios for September 2013 and 2012 have been annualized on a 365-day basis and 366-day basis, respectively.
Management believes the allowance for loan losses is appropriate as of September 30, 2013. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses during the third quarter of 2013 is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 2.08% at September 30, 2013 compared to 2.20% at December 31, 2012 and 2.71% at September 30, 2012. The following table shows the distribution of nonperforming loans by class as of September 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Commercial
Real estate	$3,996	$4,603	$5,200
Construction	62	101	3,546
Other	2,542	3,459	3,030
Municipal	—	—	—
Residential
Term	10,279	10,333	10,745
Construction	—	—	23
Home equity line of credit	1,033	654	1,028
Consumer	—	—	1
Total nonperforming loans	$17,912	$19,150	$23,573
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2013, loans 90 or more days past due and still accruing interest totaled $355,000, compared to $1.1 million and $1.8 million at December 31, 2012 and September 30, 2012, respectively.

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
Our efforts to assist homeowners and other borrowers increased our overall level of TDRs during the first nine months of 2013. As of September 30, 2013 we had 104 loans with a value of $29.9 million that have been restructured. This compares to 101 loans with a value of $30.0 million and 91 loans with a value of $29.3 million classified as TDRs as of December 31, 2012 and September 30, 2012, respectively. The following table shows the activity in loans classified as TDRs between December 31, 2012 and September 30, 2013:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2012	101	$29,955
Added in 2013	13	4,141
Removed in 2013	(10)	(1,862)
Repayments in 2013	—	(2,313)
Total at September 30, 2013	104	$29,921

As of September 30, 2013, 77 loans with an aggregate balance of $25.7 million were performing under the modified terms, four loans with an aggregate balance of $0.5 million were more than 30 days past due and accruing and 23 loans with an aggregate balance of $3.8 million were on nonaccrual. As a percentage of aggregate outstanding balance, 85.8% was performing under the modified terms, 1.7% was more than 30 days past due and accruing and 12.6% was on nonaccrual. The performance status of all TDRs as of September 30, 2013, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$12,974	$—	$546	$13,520
Construction	1,302	—	62	1,364
Other	2,384	—	444	2,828
Municipal	—	—	—	—
Residential
Term	8,356	503	2,494	11,353
Construction	—	—	—	—
Home equity line of credit	645	—	211	856
Consumer	—	—	—	—
	$25,661	$503	$3,757	$29,921
Percent of balance	85.8%	1.7%	12.6%	100.0%
Number of loans	77	4	23	104
Associated specific balance	$1,293	$10	$75	$1,378

The majority of residential TDRs as of September 30, 2013 was comprised of 61 loans with an aggregate balance of $12.2 million, and the modifications granted fell into four major categories. Loans totaling $7.6 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.4 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $1.6 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.3 million, with a rate concession typically of 1.0% or less. Certain residential TDRs had more than one modification.
The commercial TDRs as of September 30, 2013 were comprised of 43 loans with a balance of $17.7 million. Of this total, 27 loans with an aggregate balance of $8.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Two loans with an aggregate balance of $1.5 million were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Three loans with an aggregate balance of $3.6 million were modified by reducing the balance owed, taking into account the borrower's financial resources, and charging off the remaining balance. Ten loans with an aggregate balance of $1.4 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. There were also one loan with consolidation of balances.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2013, Management is aware of 16 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.8 million. There were also 23 loans with an outstanding balance of $3.8 million that were classified as TDRs and on non-accrual status. Six loans with an outstanding balance of $656,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $44.1 million at September 30, 2013, and have decreased $1.7 million from December 31, 2012. The number of loans decreased by 15 from 231 to 216 during the same period. Impaired commercial loans decreased $1.7 million between December 31, 2012 and September 30, 2013. The specific allowance for impaired commercial loans decreased from $3.2 million at December 31, 2012 to $2.6 million as of September 30, 2013, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2012 to September 30, 2013, impaired residential loans decreased $306,000 and impaired home equity lines of credit increased $367,000.
The following table sets forth impaired loans as of September 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Commercial
Real estate	$16,970	$15,774	$16,321
Construction	1,364	3,354	6,645
Other	4,926	5,861	4,905
Municipal	—	—	—
Residential
Term	19,138	19,444	19,305
Construction	—	—	23
Home equity line of credit	1,678	1,311	1,445
Consumer	—	—	1
Total	$44,076	$45,744	$48,645

Past Due Loans
The Bank's overall loan delinquency ratio was 2.67% at September 30, 2013 and December 31, 2012 compared to 2.27% at September 30, 2012. Loans 90 days delinquent and accruing decreased from $1,051,000 at December 31, 2012 to $355,000 as of September 30, 2013. The total at September 30, 2013, is made up of seven loans, with the largest loan totaling $110,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of September 30, 2013 and 2012 and December 31, 2012:

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Commercial
Real estate	$3,622	$4,898	$2,397
Construction	62	64	185
Other	6,044	3,182	2,486
Municipal	—	136	—
Residential
Term	11,483	12,784	13,019
Construction	—	188	23
Home equity line of credit	1,711	1,699	1,358
Consumer	152	216	251
Total	$23,074	$23,167	$19,719
Loans 30-89 days past due to total loans	1.13%	0.92%	0.64%
Loans 90+ days past due and accruing to total loans	0.04%	0.12%	0.21%
Loans 90+ days past due on non-accrual to total loans	1.50%	1.63%	1.42%
Total past due loans to total loans	2.67%	2.67%	2.27%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2013, there were 13 potential problem loans with a balance of $5.7 million or 0.7% of total loans. This compares to 15 loans with a balance of $2.7 million or 0.3% of total loans at December 31, 2012.
As of September 30, 2013, there were 56 loans in the process of foreclosure with a total balance of $7.8 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2013, there were 25 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $228,000, compared to December 31, 2012 when there were 32 properties owned with a net OREO balance of $7.6 million, net of an allowance for losses of $373,000 and September 30, 2012 when there were 27 properties owned with a net OREO balance of $5.5 million, net of an allowance for losses of $479,000.
The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2013	December 31, 2012	September 30, 2012
Carrying Value
Commercial
Real estate	$85	$—	$—
Construction	295	3,406	869
Other	531	1,617	2,742
Municipal	—	—	—
Residential
Term	3,077	2,943	2,339
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$3,988	$7,966	$5,950
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	—	—	—
Other	7	158	309
Municipal	—	—	—
Residential
Term	221	215	170
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$228	$373	$479
Net Value
Commercial
Real estate	$85	$—	$—
Construction	295	3,406	869
Other	524	1,459	2,433
Municipal	—	—	—
Residential
Term	2,856	2,728	2,169
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$3,760	$7,593	$5,471

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

Liquidity Management
As of September 30, 2013, the Bank had primary sources of liquidity of $288.1 million. It is Management's opinion this is adequate. The Bank has an additional $329.6 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 71.5% of total average assets in the first nine months of 2013. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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

Deposits
During the first nine months of 2013, total deposits increased by $78.6 million or 8.2% from December 31, 2012 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $35.9 million or 9.6% in the first nine months of 2013, money market deposits increased $15.3 million or 18.9%, and certificates of deposit increased $27.4 million or 5.4%. Between September 30, 2012 and September 30, 2013, total deposits increased by $92.9 million or 9.8%. Low-cost deposits increased by $52.4 million or 14.7%, money market accounts increased $21.5 million or 28.8%, and certificates of deposit increased $19.0 million or 3.7%. The changes in certificates of deposit year-over-year and for the first nine months of 2013 were the result of the level of total assets and funding shifts between wholesale CDs and borrowed funds.

The increase in low-cost deposits year-over-year is the result of healthy deposit inflows and the low-cost deposits added in October 2012 with the purchase of the Union Street branch in Rockland.

Borrowed Funds
The Company uses funding from the Federal Home Loan Bank of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. It may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2013, borrowed funds decreased $16.1 million or 5.7% from December 31, 2012. Between September 30, 2012 and September 30, 2013, borrowed funds decreased by $38.0 million or 12.5%. These changes were due to the shifts in funding mentioned above.

Shareholders' Equity
Shareholders' equity as of September 30, 2013 was $146.7 million, compared to $156.3 million as of December 31, 2012 and $156.6 million as of September 30, 2012. The Company's earnings in the first nine months of 2013, net of dividends paid, added to shareholders' equity, and the Company raised $11.5 million through issuance of common stock during the first quarter of 2013. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $12.2 million from December 31, 2012 and now stands at a net unrealized loss of $4.2 million.
A cash dividend of 19.5 cents per share was declared in the third quarter of 2013, equal to the dividend declared in each of the past 20 quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 67.24% for the first nine months of 2013 compared to 64.29% for the same period in 2012. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2013 is this year's net income plus $6.8 million.
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
Regulatory leverage capital ratios for the Company were 8.63% and 8.46% at September 30, 2013 and December 31, 2012, respectively. The Company had a tier one risk-based capital ratio of 14.82% and a tier two risk-based capital ratio of 16.08% at September 30, 2013, compared to 14.80% and 16.05%, respectively, at December 31, 2012. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2013:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$266,777	$131,627	$45,000	$90,000	$150
Operating leases	678	143	261	200	74
Certificates of deposit	532,460	345,825	152,056	34,579	—
Total	$799,915	$477,595	$197,317	$124,779	$224
Total loan commitments and unused lines of credit	$117,112	$117,112	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2013 was +2.88% of total assets compared to +11.52% of total assets at December 31, 2012. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2013, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$11,070	$25,057	$142,166	$311,858
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	407,974	142,790	219,981	91,328
Other interest-earning assets	—	10,675	—	—
Non-rate-sensitive assets	13,244	—	—	74,694
Total assets	445,163	178,522	362,147	478,917
Interest-bearing deposits	260,496	181,744	186,003	299,216
Borrowed funds	106,627	25,000	135,000	150
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	230,563
Total liabilities and equity	369,023	212,444	353,353	529,929
Period gap	$76,140	$(33,922)	$8,794	$(51,012)
Percent of total assets	5.20%	(2.32)%	0.60%	(3.48)%
Cumulative gap (current)	$76,140	$42,218	$51,012	$—
Percent of total assets	5.20%	2.88%	3.48%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.47% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.14% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 3.12% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.40% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2013 and December 31, 2012 is presented in the following table:

Changes in Net Interest Income	September 30, 2013	December 31, 2012
Year 1
Projected change if rates decrease by 1.0%	-0.47%	-1.50%
Projected change if rates increase by 2.0%	-2.14%	0.80%
Year 2
Projected change if rates decrease by 1.0%	3.12%	-6.10%
Projected change if rates increase by 2.0%	-0.40%	1.10%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2013, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2013, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next ten-to-twelve quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2013, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Date: November 8, 2013

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 8, 2013