Form 10-K
period 2013-12-31
First Bancorp, Inc /ME/
filed 2014-03-14
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2013

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
Common Stock: $150,599,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2014
Common Stock: 10,676,721 shares

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
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank (Camden National). The branch is one of 15 Maine branches Camden National acquired from Bank of America and divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013.This Bangor location offers an excellent opportunity to enter the expanding Eastern Maine market. The total value of the transaction was $6.6 million, which includes the premises and equipment for the two locations, the premium paid for the Rockland deposits, a small amount of loans, plus core deposit intangible and goodwill.
As of December 31, 2013, the Company's securities consisted of one class of common stock and warrants to purchase common stock. At that date, there were 10,671,192 shares of common stock outstanding. In 2013, the Company repurchased the remaining 12,500 shares of cumulative perpetual preferred stock outstanding with a preference value of $1,000 per share, all of which were issued to the U.S. Treasury under its Capital Purchase Program (the "CPP Shares"). The warrants issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share were unchanged as a result of the repurchase transaction and remain outstanding.
The common stock of the Bank is the principal asset of the Company, which has no other subsidiaries. The Bank's capital stock consists of one class of common stock of which 290,069 shares, par value $2.50 per share, are authorized and outstanding. All of the Bank's common stock is owned by the Company.
The Bank emphasizes personal service, and its customers are primarily small businesses and individuals to whom the Bank offers a wide variety of services, including deposit accounts and consumer, commercial and mortgage loans. The Bank has not made any material changes in its mode of conducting business during the past five years. The banking business in the Bank's market area is seasonal with lower deposits in the winter and spring and higher deposits in the summer and fall. This swing is predictable and has not had a materially adverse effect on the Bank.
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

The First Bancorp - 2013 Form 10-K - Page 1

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

General
As a financial holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (the "SEC"). As a company with securities listed on the NASDAQ, the Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination primarily by the OCC and is subject to regulations of the Federal Deposit Insurance Corporation (the "FDIC").

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

The First Bancorp - 2013 Form 10-K - Page 2

compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and the risk to the stability of the United States banking system.
The Company is a legal entity separate and distinct from the Bank. A primary source of funds to pay dividends on our common stock is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, is resulting in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions, but a number of rulemakings required by the Dodd-Frank Act have either not yet been proposed or have not been finalized. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. Until the remaining provisions of the December 2011 FRB proposal are finalized, we are unable to fully estimate their impact on the Company, but we expect the final rules may significantly increase our compliance and regulatory requirements.
Federal regulatory agencies issued numerous other rulemakings in 2012 and 2013 to implement various other requirements of the Dodd-Frank Act, but many of these other proposed rules remain open for comment. Agencies have proposed rules establishing a comprehensive framework for the regulation of derivatives, restricting banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the "Volcker Rule"), and requiring sponsors of asset-backed securities ("ABS") to retain an ownership stake in the ABS. In November 2012, the Financial Stability Oversight Council proposed new regulations for addressing perceived risks that money market mutual funds may pose to the financial stability of the United States. Once final recommendations are issued, the SEC is required to adopt the recommendations or explain its reasons for not implementing the recommendations. Although we have analyzed these and other proposed rules, the absence of final rules and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts of the proposals.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB's rulemakings were issued in January 2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2014, we expect the CFPB will focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products.

The First Bancorp - 2013 Form 10-K - Page 3

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

The First Bancorp - 2013 Form 10-K - Page 4

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

Leverage Capital Ratio
The regulations of the OCC require national banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 4.0%. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis. It is possible that banking regulators may increase minimum capital requirements for banks should economic conditions worsen.

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

The First Bancorp - 2013 Form 10-K - Page 5

On December 31, 2013, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 16.03% and 14.78%, respectively, and its Leverage Capital Ratio was 8.67%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

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
U.S. regulatory authorities have been considering the BCBS capital guidelines and proposals, and in June 2013, the U.S. banking regulators finalized rulemaking to implement the BCBS capital guidelines for U.S. banks, including, among other things:

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
The U.S. banking regulators also approved a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities.
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and we estimate that under the Basel III proposals our Tier 1 common equity ratio of 14.8% exceeds the fully phased-in minimum of ratio of 7.0% by 7.8% at December 31, 2013.
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

The First Bancorp - 2013 Form 10-K - Page 6

paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank; (ii) impose additional restrictions on transactions between the bank and its affiliates; (iii) limit interest rates paid by the bank on deposits; (iv) limit asset growth and other activities, (v) require divestiture of subsidiaries; (vi) require replacement of directors and officers; and (vii) restrict capital distributions by the bank's parent holding company. In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.
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
In 2009, the FDIC undertook several measures in an effort to replenish the DIF. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and set new initial base assessment rates beginning April 1, 2009. Annual rates ranged from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate could have lowered the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raised the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution's assessment base for the second quarter 2009. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for fourth quarter 2009, and all of 2010, 2011, 2012 and 2013. For purposes of determining the prepayment, the FDIC used the institution's assessment rate in effect on September 30, 2009. The unused portion of the prepaid assessment was refunded on June 28, 2013.
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

The First Bancorp - 2013 Form 10-K - Page 7

FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012, 0.64 cents per $100 of assessment base for 2013, and 0.62 cents per $100 of assessment base for the first quarter of 2014.
The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.

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

The First Bancorp - 2013 Form 10-K - Page 8

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

Employees
At December 31, 2013, the Company had 233 employees and full-time equivalency of 223 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2013 Form 10-K - Page 9

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2013 and 2012 were $361.6 million and $354.9 million, respectively, or 41.4% and 40.8% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to request banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a further downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Company knew of, or had been responsible for, the contamination.
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

The First Bancorp - 2013 Form 10-K - Page 10

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
Our level of troubled debt restructured ("TDR") remains elevated.
Our efforts between 2011 and 2013 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2013 there were 99 loans with an outstanding balance of $29.1 million that have been restructured. This compares to 101 loans with a value of $30.0 million as of December 31, 2012.
As of December 31, 2013, 75 loans with an aggregate balance of $24.2 million were performing under the modified terms, eight loans with an aggregate balance $1.8 million were more than 30 days past due and accruing and 16 loans with an aggregate balance of $3.1 million were on nonaccrual. As a percentage of aggregate outstanding balances, 83.2% were performing under the modified terms, 6.3% were more than 30 days past due and accruing and 10.5% were on nonaccrual. Although a large percentage of TDRs continue to be performing, as a group our TDRs are relatively unseasoned and the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.
The value of our investment portfolio may be negatively affected by changes in interest rates and disruptions in securities markets.
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than

The First Bancorp - 2013 Form 10-K - Page 11

temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds. As of December 31, 2013, we had $305.8 million and $169.3 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2013 Form 10-K - Page 12

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
Most of the Bank's lending is in Mid-Coast and Down East Maine. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in this area of Northern New England could have a material adverse impact on the quality of the Bank's loan portfolio, and could result in a decline in the demand for our products and services and, accordingly, could negatively impact our results of operations. Such a decline in economic conditions could impair borrowers' ability to pay outstanding principal and interest on loans when due and, consequently, adversely affect the cash flows of our business. The Bank's loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank's portfolio is located in Mid-Coast and Down East Maine. Conditions in the real estate market in which the collateral for the Bank's loans is located strongly influence the level of the Bank's non-performing loans and results of operations. The decline during the past several years in the Mid-Coast and Down East Maine area real estate values, as well as other external factors, could adversely affect the Bank's loan portfolio.
Our investment management activities are dependent on the value of investment securities which may lead to revenue fluctuations.
First Advisors is the investment management arm of the Bank, operating under trust powers granted from the OCC in the Bank's charter. First Advisors provides trustee, investment management and custody services for individual, municipal and business clients, predominantly in the Bank's market area. First Advisors' revenues are directly tied to the market performance of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by normal fluctuations in the bond and stock markets.
We are dependent upon the services of our management team and if we are unable to retain the services of our management team, our business may suffer.
Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. Changes in key personnel may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to retain or hire the people we want and/or need. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, including our competitive position, could suffer, and, in turn, have a material adverse effect on us. Although we have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse effect on us because of the loss of the employee's skills, knowledge of our market, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel for our talented executives and/or relationship managers.
Other restrictions on executive compensation were imposed under the Recovery Act, the Dodd-Frank Act and other legislation or regulations. Our ability to attract and/or retain talented executives and/or relationship managers may be negatively affected by these developments or any new executive compensation limits.
Our internal control systems are inherently limited and may fail or be circumvented.
We face the risk that the design of our controls and procedures, including those intended to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, the Company's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-

The First Bancorp - 2013 Form 10-K - Page 13

effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving internal controls.
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

The First Bancorp - 2013 Form 10-K - Page 14

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

The First Bancorp - 2013 Form 10-K - Page 15

Risks Associated With Our Industry
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally and by increased regulation.
Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2014. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.
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
Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities. In addition, the possibility that certain European Union ("EU") member states will default on their debt obligations, or that recessionary conditions will reappear or deepen in parts of the EU, has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.
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

The First Bancorp - 2013 Form 10-K - Page 16

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
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules could adversely affect our ability to hire and retain qualified management personnel, which could have an adverse effect on our business.
The short-term and long-term impact of changing regulatory capital requirements and anticipated new capital rules is uncertain.
In June 2013, the Federal Reserve Board finalized rules that would substantially amend the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in over several years, and would refine the definition of what constitutes "capital" for purposes of calculating these ratios. The proposed new minimum capital requirements would be:

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

The First Bancorp - 2013 Form 10-K - Page 17

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
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2013, the average monthly trading volume of our common stock was 321,331 shares, or approximately 3.06% of the average number of outstanding common shares for the year. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
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
The Company is a legal entity separate and distinct from the Bank. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our equity securities. Federal banking law and regulations limit the amount of dividends that the Bank can pay. For further information on the regulatory restrictions on the payment of dividends by the Bank, see "Supervision and Regulation" in Item 1. In the event the Bank is unable to pay dividends to the Company, we may not be able to service debt, pay obligations or pay dividends on our equity securities. Our right to participate in a distribution of assets upon the Bank's liquidation or reorganization is subject to the prior claims of the Bank's creditors.

The First Bancorp - 2013 Form 10-K - Page 18

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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2013 Form 10-K - Page 19

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp, Inc., (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2013, there were 10,671,192 shares outstanding and held of record by approximately 3,767 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2013 and 2012. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2013		2012
	High	Low	High	Low
1st Quarter	$18.14	$16.56	$16.38	$14.00
2nd Quarter	17.75	15.80	17.44	13.41
3rd Quarter	18.20	16.28	18.96	16.02
4th Quarter	18.06	16.56	18.14	14.32

The last transaction in the Company's stock on NASDAQ during 2013 was on December 31 at $17.42 per share. There are no warrants outstanding with respect to the Company's common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2014 will be that year's net income plus $9.2 million.

The First Bancorp - 2013 Form 10-K - Page 20

The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2013, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 14.65% and 15.90%, respectively, as of December 31, 2013. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 15, 2012	$0.195	April 30, 2012
June 20, 2012	$0.195	July 31, 2012
September 20, 2012	$0.195	October 31, 2012
December 20, 2012	$0.195	January 31, 2013
March 21, 2013	$0.195	April 30, 2013
June 20, 2013	$0.195	July 31, 2013
September 19, 2013	$0.195	October 31, 2013
December 19, 2013	$0.200	January 31, 2014

Repurchase of Shares and Use of Proceeds

During the year ended December 31, 2013, the Company repurchased no common stock.

Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities in 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	42,000	$18.00	353,159
Equity compensation plans not approved by security holders	—	$—	—
Total	42,000	$18.00	353,159

The First Bancorp - 2013 Form 10-K - Page 21

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

	2008	2009	2010	2011	2012	2013
FNLC	100.00	80.00	86.50	88.92	99.92	110.56
S&P 500	100.00	126.47	145.51	148.58	172.35	228.15
NASD Bank	100.00	83.70	95.54	85.51	101.49	143.84

The First Bancorp - 2013 Form 10-K - Page 22

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2013	2012	2011	2010	2009
Summary of Operations
Interest Income	$49,936	$51,825	$55,702	$57,260	$62,569
Interest Expense	12,496	12,938	14,709	16,671	18,916
Net Interest Income	37,440	38,887	40,993	40,589	43,653
Provision for Loan Losses	4,200	7,835	10,550	8,400	12,160
Non-Interest Income	12,087	11,278	11,750	9,135	12,754
Non-Interest Expense	28,937	26,271	26,038	25,130	26,658
Net Income	12,965	12,688	12,364	12,116	13,042
Per Common Share Data
Basic Earnings per Share	$1.20	$1.22	$1.14	$1.10	$1.22
Diluted Earnings per Share	1.20	1.22	1.14	1.10	1.22
Cash Dividends Declared	0.785	0.780	0.780	0.780	0.780
Book Value per Common Share	13.69	14.60	14.12	12.80	12.66
Tangible Book Value per Common Share	10.83	11.47	11.20	9.84	9.65
Market Value	17.42	16.47	15.37	15.79	15.42
Financial Ratios
Return on Average Equity[1]	8.72%	8.84%	9.37%	9.53%	10.66%
Return on Average Tangible Equity[1,2]	10.66%	10.40%	10.80%	10.97%	12.76%
Return on Average Assets[1]	0.90%	0.89%	0.87%	0.89%	0.96%
Average Equity to Average Assets	10.62%	10.96%	10.72%	11.20%	10.85%
Average Tangible Equity to Average Assets[2]	8.49%	8.96%	8.70%	9.06%	8.69%
Net Interest Margin Tax-Equivalent[1,2]	3.05%	3.14%	3.27%	3.38%	3.66%
Dividend Payout Ratio	65.42%	63.93%	68.42%	70.91%	63.93%
Allowance for Loan Losses/Total Loans	1.31%	1.44%	1.50%	1.50%	1.43%
Non-Performing Loans to Total Loans	1.86%	2.20%	3.21%	2.39%	1.95%
Non-Performing Assets to Total Assets	1.44%	1.89%	2.32%	1.87%	1.80%
Efficiency Ratio[2]	55.44%	51.01%	49.75%	48.15%	43.39%
At Year End
Total Assets	$1,463,963	$1,414,999	$1,372,867	$1,393,802	$1,331,394
Total Loans	876,367	869,284	864,988	887,596	952,492
Total Investment Securities	489,013	449,382	424,306	416,052	287,818
Total Deposits	1,024,399	958,850	941,333	974,518	922,667
Total Borrowings	279,125	282,905	265,663	257,330	249,778
Total Shareholders' Equity	146,098	156,323	150,858	149,848	147,938
				High	Low
Market price per common share of stock during 2013				$18.20	$15.80
1Annualized using a 365-day basis in 2013 and 366-day basis in 2012
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2013 Form 10-K - Page 23

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The First Bancorp, Inc. (the "Company" or "The First Bancorp") was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of The First, N.A. (the "Bank").
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

The First Bancorp - 2013 Form 10-K - Page 24

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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350 "Intangibles – Goodwill and Other." Goodwill from purchase acquisitions is subject to ongoing periodic evaluation for impairment.
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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net

The First Bancorp - 2013 Form 10-K - Page 25

interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2013, 2012 and 2011.

	Years ended December 31,
Dollars in thousands	2013	2012	2011
Net interest income as presented	$37,440	$38,887	$40,993
Effect of tax-exempt income	3,573	3,128	2,710
Net interest income, tax equivalent	$41,013	$42,015	$43,703

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

	Years ended December 31,
In thousands of dollars	2013	2012	2011
Non-interest expense, as presented	$28,937	$26,271	$26,038
Net interest income, as presented	37,440	38,887	40,993
Effect of tax-exempt income	3,573	3,128	2,710
Non-interest income, as presented	12,087	11,278	11,750
Effect of non-interest tax-exempt income	182	177	182
Net securities gains	(1,087)	(1,968)	(3,293)
Adjusted net interest income plus non-interest income	$52,195	$51,502	$52,342
Non-GAAP efficiency ratio	55.44%	51.01%	49.75%
GAAP efficiency ratio	58.43%	52.37%	49.37%

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

	Years ended December 31,
In thousands of dollars	2013	2012	2011
Average shareholders' equity as presented	152,722	155,822	152,254
Less preferred stock (average)	(4,020)	(12,341)	(20,290)
Less intangible assets (average)	(30,664)	(28,422)	(28,698)
Average tangible common shareholders' equity	118,038	115,059	103,266

The First Bancorp - 2013 Form 10-K - Page 26

Executive Summary

This was a very busy and very good year for the First Bancorp, with most of the Company's performance metrics moving in a positive direction. Net income was the best the Company has posted since 2009 and the fourth best year ever. In February, the Company's sixteenth office was opened on Exchange Street in Bangor, which gives the Company the opportunity to enter one of the most important and growing banking markets in the State of Maine. The Company had a very successful stock offering in the first quarter which enabled full repayment to the U.S. Treasury for its 2009 investment in the Company under the Capital Purchase Program. Credit quality improved significantly in 2013, with non-performing assets at their lowest level in nearly five years and net chargeoffs down $3.1 million from 2012. And perhaps the most important happening for our shareholders in 2013 was the increase in our dividend in the fourth quarter to $0.20 per share per quarter.
Net income for the year ended December 31, 2013 was $13.0 million, up $277,000 or 2.2% from the $12.7 million posted for the year ended December 31, 2012. Earnings per common share on a fully diluted basis were $1.20 for the year ended December 31, 2013, down $0.02 or 1.6% from the $1.22 posted for the year ended December 31, 2012, due to the higher number of shares outstanding in 2013 as a result of the Company's public offering of 760,771 shares on March 28, 2013. Net interest income on a tax-equivalent basis declined $1.0 million or 2.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was attributable to a $1.1 million decline from margin compression experienced in the first half of the year that stabilized in the second half of the year, and this compression was partially offset by a $109,000 increase due to higher levels of earning assets.  As a result, our net interest margin slipped from 3.14% in 2012 to 3.05% in 2013.  This year-over-year decline in net interest income was offset by a lower provision for loan losses.
Non-interest income for the year ended December 31, 2013 was $12.1 million or 7.2% higher than non-interest income posted for the year ended December 31, 2012. This was attributable to an increase in origination income from the sale of refinanced mortgage loans into the secondary market as well as an increase in other operating income. Non-interest expense for the year ended December 31, 2013 was $28.9 million or 10.1% higher than non-interest expense posted for the year ended December 31, 2012, due to higher operating costs related to the opening of the de novo Bangor office in the first quarter of 2013, as well as from the Union Street Branch in Rockland that we acquired in the fourth quarter of 2012.
During 2013, total assets increased $49.0 million or 3.5%. After five years of declining balances, the loan portfolio grew $7.1 million or 0.8% in 2013. The investment portfolio was up $39.6 million or 8.8% for the year. On the liability side of the balance sheet, low-cost deposits increased $33.7 million or 9.0% for the year.  This year-over-year increase is the result of healthy deposit inflows in 2013. Local certificates of deposit increased $7.6 million or 3.5%.
As noted before, credit quality improved significantly in 2013. Non-performing loans stood at 1.86% of total loans on December 31, 2013 compared to 2.20% of total loans on December 31, 2012. This compares to non-performing loans at 1.21% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2013. Net chargeoffs were $5.2 million or 0.60% of average loans in 2013 compared to net chargeoffs of $8.3 million or 0.95% of average loans in 2012. Net chargeoffs for the UBPR peer group in 2013 were 0.26% of average loans. We provisioned $4.2 million for loan losses in 2013, down $3.6 million from the $7.8 million provision made during 2012. The allowance as a percentage of loans outstanding stood at 1.31% in 2013 compared to 1.44% in 2012.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13 % to 16.03%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 10.66% for the year ended December 31, 2013 compared to 10.40% and 10.80% for the years ended December 31, 2012 and 2011, respectively. Our return on average tangible equity was in the top 40% of all banks in the UBPR peer group, which had an average return of 9.63% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 55.44% in 2013, is modestly above the 51.01% and 49.75% posted for 2012 and 2011, respectively. As of December 31, 2013, the average efficiency ratio for our UBPR peer group was 67.18%, which put us in the top 10% of all banks in the UBPR peer group.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis decreased 2.4% or $1.0 million to $41.0 million for the year ended December 31, 2013 from the $42.0 million reported for the year ended December 31, 2012. This decrease was attributable to a $1.1 million decline from margin compression experienced in the first half of the year that stabilized in the second half of the year, and this compression was partially offset by a $109,000 increase due to higher levels of earning assets, resulting in a decrease in the net interest margin from 3.14% in 2012 to 3.05% in 2013.
Total interest income in 2013 was $49.9 million, a decrease of $1.9 million or 3.6% from the $51.8 million posted by the Company in 2012. Total interest expense in 2013 was $12.5 million, a decrease of $442,000 or 3.4% from the $12.9 million posted by the Company in 2012. The decrease in both interest income and interest expense was attributable to lower interest

The First Bancorp - 2013 Form 10-K - Page 27

rates. Tax-exempt interest income amounted to $6.6 million for the year ended December 31, 2013, $5.8 million for the year ended December 31, 2012 and $5.0 million for the year ended December 31, 2011.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$—	$1	$4
Investment securities	532	178	5	715
Loans held for sale	15	2	1	18
Loans	(350)	(1,849)	18	(2,181)
Total interest income	200	(1,669)	25	(1,444)
Interest expense
Deposits	53	(449)	(3)	(399)
Borrowings	38	(80)	(1)	(43)
Total interest expense	91	(529)	(4)	(442)
Change in net interest income	$109	$(1,140)	$29	$(1,002)

Year ended December 31, 2012 compared to 2011
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(8)	$—	$—	$(8)
Investment securities	549	(1,150)	(35)	(636)
Loans held for sale	(15)	(6)	3	(18)
Loans	(379)	(2,441)	23	(2,797)
Total interest income	147	(3,597)	(9)	(3,459)
Interest expense
Deposits	(316)	(1,068)	34	(1,350)
Borrowings	438	(789)	(70)	(421)
Total interest expense	122	(1,857)	(36)	(1,771)
Change in net interest income	$25	$(1,740)	$27	$(1,688)
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2013 Form 10-K - Page 28

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2013, 2012, and 2011, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2013		2012		2011
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$8	0.27%	$4	0.25%	$12	0.25%
Investment securities	18,299	3.85%	17,584	3.81%	18,220	4.07%
Loans held for sale	30	4.17%	12	3.69%	30	4.63%
Loans	35,172	4.06%	37,353	4.27%	40,150	4.55%
Total interest-earning assets	53,509	3.98%	54,953	4.11%	58,412	4.37%
Interest-bearing liabilities
Deposits	7,997	0.88%	8,396	0.93%	9,746	1.04%
Borrowings	4,499	1.69%	4,542	1.73%	4,963	2.05%
Total interest-bearing liabilities	12,496	1.06%	12,938	1.11%	14,709	1.25%
Net interest income	$41,013		$42,015		$43,703
Interest rate spread		2.92%		3.00%		3.12%
Net interest margin		3.05%		3.14%		3.27%

The First Bancorp - 2013 Form 10-K - Page 29

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2013, 2012 and 2011.

	Years ended December 31,
Dollars in thousands	2013	2012	2011
Assets
Cash and cash equivalents	$15,042	$13,877	$13,405
Interest bearing deposits in other banks	2,975	1,615	4,710
Securities available for sale	298,043	306,454	315,255
Securities to be held to maturity	163,107	140,057	117,020
Restricted equity securities, at cost	14,013	14,697	15,443
Loans held for sale (fair value approximates cost)	719	325	648
Loans	866,278	874,464	882,806
Allowance for loan losses	(12,733)	(13,737)	(14,418)
Net loans	853,545	860,727	868,388
Accrued interest receivable	5,008	5,008	5,180
Premises and equipment	23,447	18,582	18,690
Other real estate owned	5,896	4,760	5,772
Goodwill	29,805	27,690	27,684
Other assets	26,011	27,819	27,680
Total Assets	$1,437,611	$1,421,611	$1,419,875
Liabilities & Shareholders' Equity
Demand deposits	$93,636	$80,461	$76,686
NOW deposits	144,937	129,125	123,377
Money market deposits	91,618	76,972	74,945
Savings deposits	143,354	124,173	109,561
Certificates of deposit	532,156	576,049	628,855
Total deposits	1,005,701	986,780	1,013,424
Borrowed funds – short term	135,319	142,750	135,500
Borrowed funds – long term	130,148	120,511	106,427
Dividends payable	950	932	989
Other liabilities	12,771	14,816	11,281
Total Liabilities	1,284,889	1,265,789	1,267,621
Shareholders' Equity:
Preferred stock	4,020	12,341	20,290
Common stock	104	98	98
Additional paid-in capital	55,384	46,122	45,652
Retained earnings	92,747	88,554	83,469
Net unrealized gain on securities available-for-sale	582	8,784	2,807
Net unrealized loss on postretirement benefit costs	(115)	(77)	(62)
Total Shareholders' Equity	152,722	155,822	152,254
Total Liabilities & Shareholders' Equity	$1,437,611	$1,421,611	$1,419,875

The First Bancorp - 2013 Form 10-K - Page 30

Non-Interest Income

Non-interest income in 2013 was $12.1 million, an increase of $809,000 or 7.2% from the $11.3 million reported in 2012. This was attributable to an increase in income from the origination and sale of refinanced mortgage loans into the secondary market as well as an increase in other operating income.

Non-Interest Expense

Non-interest expense in 2013 was $28.9 million, an increase of $2.7 million or 10.1% from the $26.3 million reported in 2012, due to higher operating costs related to the opening of the de novo Bangor office in the first quarter of 2013, as well as from the Union Street Branch in Rockland that we acquired in the fourth quarter 2012.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $4.2 million in 2013 compared to $7.8 million in 2012. This was 0.29% of average assets in 2013, compared to 0.12% of average assets for our peer group. The allowance for loan losses stood at 1.31% of total loans as of December 31, 2013, compared to 1.44% a year ago. Given the number of economic uncertainties at this time, Management believes it is prudent to continue to provide for loan losses and that the current level is directionally consistent with the credit quality seen in the portfolio. A further discussion of asset and credit quality can be found in "Assets and Asset Quality".
Credit quality improved significantly in 2013, which enabled the Company to provision less for loan losses in 2013 than in 2012. Net loan chargeoffs were $5.2 million or 0.60% of average loans, down $3.1 million from net chargeoffs of $8.3 million or 0.95% of average loans in 2012. Non-performing assets stood at 1.44% of total assets as of December 31, 2013 compared to 1.89% of total assets at December 31, 2012. Past-due loans were 1.82% of total loans as of December 31, 2013, the lowest year-end total seen since 2007, and well below 2.67% of total loans as of December 31, 2012.

Net Income

Net income for 2013 was $13.0 million, up 2.2% or $277,000 from net income of $12.7 million that was posted in 2012. Earnings per share on a fully diluted basis were $1.20, down $0.02 or 1.6% from the $1.22 reported for the year ended December 31, 2012, due to the higher number of shares outstanding in 2013 as a result of the Company's public offering of 760,771 shares on March 28, 2013.

Key Ratios

Return on average assets in 2013 was 0.90%, up from the 0.89% and the 0.87% posted in 2012 and 2011 respectively. Return on average tangible common equity was 10.66% in 2013, compared to 10.40% in 2012 and 10.80% in 2011. In 2013, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 65.42%, compared to 63.93% in 2012 and 68.42% in 2011. The Company's efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 55.44% in 2013 compared to 67.18% for the Bank's peer group, on average. In 2012, the Company's efficiency ratio was 51.01% compared to 66.37% for the Bank's peer group, on average.

Investment Management and Fiduciary Activities

As of December 31, 2013, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $700.8 million, consisting of 845 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2012, when 834 accounts with a market value of $651.3 million were under management.

Assets and Asset Quality

Total assets of $1.464 billion increased 3.5% or $49.0 million in 2013 from $1.415 billion at December 31, 2012. The investment portfolio increased $39.6 million or 8.8% over December 31, 2012, and the loan portfolio increased $7.1 million or 0.8%. Year-over-year, average assets were up $16.0 million in 2013 over 2012. Average loans in 2013 were $8.2 million lower than in 2012, but average investments in 2013 were $14.0 million higher than in 2012.
Credit quality improved significantly in 2013.  Non-performing assets to total assets stood at 1.44% at December 31, 2013, well below 1.89% of total assets at December 31, 2012 and 2.32% of total assets at December 31, 2011.  In Management's opinion, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and in the end minimizes actual loan losses.

The First Bancorp - 2013 Form 10-K - Page 31

Net chargeoffs in 2013 were $5.2 million or 0.60% of average loans outstanding. This compares to net chargeoffs in 2012 of $8.3 million or 0.95% of average loans outstanding and net charge offs for our UBPR peer group in 2013 of 0.26% of average assets. Residential real estate term loans represent 43.0% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2013, the loss ratio for residential mortgages was 0.30% compared to 0.60% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and therefore higher losses.
The allowance for loan losses ended the year at $11.5 million and stood at 1.31% of total loans outstanding compared to $12.5 million and 1.44% of total loans outstanding at December 31, 2012. A $4.2 million provision for losses was made in 2013 and net charge offs totaled $5.2 million, resulting in the allowance for loan losses decreasing $986,000 or 7.9% from December 31, 2012. Management believes the allowance for loan losses is appropriate as of December 31, 2013. In Management's opinion, the level of the provision for loan losses in 2013 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

Investment Activities

During 2013, the investment portfolio increased 8.8% to end the year at $489.0 million compared to $449.4 million at December 31, 2012. Average investments in 2013 were $14.0 million higher than in 2012. As of December 31, 2013, mortgage-backed securities had a carrying value of $213.4 million and a fair value of $213.5 million. Of this total, securities with a fair value of $133.2 million or 62.4% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $80.3 million or 37.6% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2013, 2012, and 2011.

Dollars in thousands	2013	2012	2011
Securities available for sale
Mortgage-backed securities	$177,729	$169,093	$198,232
State and political subdivisions	126,315	120,944	85,726
Corporate securities	—	—	811
Other equity securities	1,780	1,577	1,433
	305,824	291,614	286,202
Securities to be held to maturity
U.S. Government sponsored agencies	92,280	60,919	19,390
Mortgage-backed securities	35,712	39,193	56,800
State and political subdivisions	40,985	42,908	46,171
Corporate securities	300	300	300
	169,277	143,320	122,661
Restricted equity securities
Federal Home Loan Bank Stock	12,875	13,412	14,031
Federal Reserve Bank Stock	1,037	1,036	1,412
	13,912	14,448	15,443
Total securities	$489,013	$449,382	$424,306

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2013. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

The First Bancorp - 2013 Form 10-K - Page 32

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,280	3.32%
Total	—	0.00%	92,280	3.32%
Mortgage-Backed Securities
Due in 1 year or less	177	2.97%	3	2.82%
Due in 1 to 5 years	20,530	2.52%	593	5.58%
Due in 5 to 10 years	14,541	3.23%	7,870	3.17%
Due after 10 years	142,481	2.89%	27,246	4.22%
Total	177,729	2.88%	35,712	4.01%
State & Political Subdivisions
Due in 1 year or less	544	7.20%	265	6.03%
Due in 1 to 5 years	106	7.05%	5,527	6.66%
Due in 5 to 10 years	1,726	6.08%	25,572	6.26%
Due after 10 years	123,939	5.38%	9,621	6.14%
Total	126,315	5.40%	40,985	6.28%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	1,780	3.09%	—	0.00%
	$305,824	3.92%	$169,277	4.18%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2013 amounted to an unrealized loss of $27.3 million, or 5.63% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount represented an unrealized loss of $739,000, or 0.17% of the total securities portfolio. The change in 2013 was attributable to an increase in interest rates during the year and related decline in the value of securities. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.
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

The First Bancorp - 2013 Form 10-K - Page 33

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
As of December 31, 2013, the Company had temporarily impaired securities with a fair value of $257.0 million and unrealized losses of $27.3 million, as identified in the table below. Securities in a continuous unrealized loss position more than twelve-months amounted to $12.7 million as of December 31, 2013, compared with $2.8 million at December 31, 2012. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$78,724	$(12,757)	$—	$—	$78,724	$(12,757)
Mortgage-backed securities	96,263	(4,977)	5,451	(131)	101,714	(5,108)
State and political subdivisions	69,406	(7,895)	7,150	(1,548)	76,556	(9,443)
Other equity securities	—	—	50	(2)	50	(2)
	$244,393	$(25,629)	$12,651	$(1,681)	$257,044	$(27,310)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2013, the total unrealized losses on these securities amounted to $12.8 million, compared with $182,000 unrealized losses at December 31, 2012. All of these securities were credit rated "AAA" of "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsered agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2013, the total unrealized losses on these securities amounted to $5.1 million, compared with $314,000 at December 31, 2012. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2013 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2013, the total unrealized losses on municipal securities amounted to $9.4 million, compared with $199,000 at December 31, 2012. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2013, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2013. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2013 Form 10-K - Page 34

Corporate securities. As of December 31, 2013 and 2012, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2013, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of December 31, 2013, the total unrealized losses on other equity securities amounted to $2,000, compared with $44,000 at December 31, 2012. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2013.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2013 and December 31, 2012, the Bank's investment in FHLB stock totaled $12.9 million and $13.4 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $7.1 million or 0.8% in 2013, with total loans at $876.4 million at December 31, 2013, compared to $869.3 million at December 31, 2012. Commercial loans increased $6.7 million or 1.9% between December 31, 2012 and December 31,2013, residential term loans decreased by $2.2 million or 0.6% during the same period. At the same time, municipal loans increased by $4.4 million or 30.0%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 24.5% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 75.6% of total capital, well under the regulatory guidance of 300.0% of capital.
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

The First Bancorp - 2013 Form 10-K - Page 35

The following table summarizes the loan portfolio, by class as of December 31, 2013, 2012, 2011, 2010 and 2009.

	As of December 31,
Dollars in thousands	2013		2012		2011		2010		2009
Commercial
Real estate	$245,943	28.2%	$251,335	28.9%	$255,424	29.5%	$245,540	27.7%	$240,178	25.2%
Construction	20,382	2.3%	22,417	2.6%	32,574	3.8%	41,869	4.7%	48,714	5.1%
Other	95,289	10.9%	81,183	9.3%	86,982	10.1%	101,462	11.4%	114,486	12.0%
Municipal	19,117	2.2%	14,704	1.7%	16,221	1.9%	21,833	2.5%	45,952	4.8%
Residential
Term	377,218	43.0%	379,447	43.7%	341,286	39.5%	337,927	38.1%	367,267	38.7%
Construction	11,803	1.3%	6,459	0.7%	10,469	1.2%	15,512	1.7%	17,361	1.8%
Home equity line of credit	91,549	10.4%	99,082	11.4%	105,244	12.1%	105,297	11.9%	94,324	9.9%
Consumer	15,066	1.7%	14,657	1.7%	16,788	1.9%	18,156	2.0%	24,210	2.5%
Total loans	$876,367	100.0%	$869,284	100.0%	$864,988	100.0%	$887,596	100.0%	$952,492	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2013:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,251	$21,727	$20,794	$196,171	$245,943
Construction	1,798	2,135	1,631	14,818	20,382
Other	11,226	29,242	16,328	38,493	95,289
Municipal	2,569	3,447	6,095	7,006	19,117
Residential
Term	3,531	9,365	17,838	346,484	377,218
Construction	607	—	—	11,196	11,803
Home equity line of credit	644	251	1,320	89,334	91,549
Consumer	6,524	4,396	1,201	2,945	15,066
Total loans	$34,150	$70,563	$65,207	$706,447	$876,367

The First Bancorp - 2013 Form 10-K - Page 36

The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2013.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$36,758	4.2%	$209,185	24.0%	$245,943	28.2%
Construction	1,602	0.2%	18,780	2.1%	20,382	2.3%
Other	34,487	3.9%	60,802	7.0%	95,289	10.9%
Municipal	16,488	1.9%	2,629	0.3%	19,117	2.2%
Residential
Term	216,544	24.7%	160,674	18.3%	377,218	43.0%
Construction	11,420	1.3%	383	—%	11,803	1.3%
Home equity line of credit	998	0.1%	90,551	10.3%	91,549	10.4%
Consumer	11,061	1.3%	4,005	0.4%	15,066	1.7%
Total loans	$329,358	37.6%	$547,009	62.4%	$876,367	100.0%

Loan Concentrations

As of December 31, 2013, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2013, the Bank had $83,000 in loans held for sale.  This compares to $1.0 million in loans held for sale at December 31, 2012. Loans held for sale are carried at the lower of cost or market value.

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

The First Bancorp - 2013 Form 10-K - Page 37

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The increase in the unallocated portion in 2013 is deemed appropriate due to the following:

•
The potentially indeterminate effects of the Federal Reserve’s tapering of its purchases of Treasury bonds and mortgage-backed securities create the possibility of economic uncertainties in the region. Backing out of the quantitative easing, or stimulus program of this size is new. This increases uncertainty in the existing loan portfolio.

The First Bancorp - 2013 Form 10-K - Page 38

•
The U.S. faces a breach of the federal debt ceiling in the first quarter of 2014. Congress must successfully address the issue and failure to do so could bear negative consequences on the global, national, regional and local economies. This also adds to portfolio uncertainty and supports the higher unallocated at the review date.

•
Recently, in 2012 and forward, the Bank’s overall loss rate has exceeded its peer group. This may be due to a general lag effect and/or the extended foreclosure periods mandated by State law. A higher unallocated level is appropriate at this time to support this uncertainty of higher losses.

•
Estimating specific reserves on impaired loans presents challenges as external conditions, factors specific to individual credits and collateral values may change over subsequent periods. A review of specific reserves estimated on year end 2012 impaired loans found that 43% required adjustments in subsequent periods during 2013. This adjustment rate was in line with prior periods suggesting a risk of uncertainty and imprecision in the estimates thereby supporting some level of unallocated for unanticipated changes.

•
A recent internal analysis on OREO property sales found that properties sold, on average, approximately 18% below the appraised value of the property at the time of take in. Based on the analysis, Management has been applying a 20% additional discount factor, exclusive of the estimated costs to sell, to arrive at OREO take-in amounts. This will impact the allowance as these potential additional write downs would be taken against the allowance. The unallocated provides additional funds for these adjustments.

•
From 2009 to the present, a period of historically high losses for the Bank, the required reserve estimate as a percent of total loans averaged 1.33%, and ranged from a low of .88% to a high of 1.60%. In dollars, the range is from $10 million to $13 million. The current allowance level including the unallocated sits in the middle of this range. The present situation indicates improving economic conditions and Bank loan quality. The continued view of the economic recovery is one moving at a slow to moderate pace. Consequently, caution remains appropriate at the evaluation date regarding the direction of the economy, the uncertain consequences of the Federal Reserve monetary tightening and their potential collective impact on Bank loan portfolio quality. Such uncertainties support the unallocated position.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2013, impaired loans with specific reserves totaled $9.9 million and the amount of such reserves was $2.5 million. This compares to impaired loans with specific reserves of $17.5 million at December 31, 2012 and the amount of such reserves was $3.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2013 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The First Bancorp - 2013 Form 10-K - Page 39

The following table summarizes our allocation of allowance by loan class as of December 31, 2013, 2012, 2011, 2010 and 2009. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2013		2012		2011		2010		2009
Commercial
Real estate	$4,602	28.2%	$5,865	28.9%	$5,659	29.5%	$5,260	27.7%	$4,986	25.2%
Construction	575	2.3%	1,359	2.6%	658	3.8%	1,012	4.7%	807	5.1%
Other	2,276	10.9%	2,050	9.3%	2,063	10.1%	2,377	11.4%	3,363	12.0%
Municipal	15	2.2%	18	1.7%	19	1.9%	19	2.5%	23	4.8%
Residential
Term	1,099	43.0%	1,109	43.7%	1,159	39.5%	1,408	38.1%	1,198	38.7%
Construction	21	1.3%	11	0.7%	255	1.2%	44	1.7%	174	1.8%
Home equity line of credit	675	10.4%	654	11.4%	595	12.1%	670	11.9%	515	9.9%
Consumer	573	1.7%	592	1.7%	584	1.9%	646	2.0%	717	2.5%
Unallocated	1,678	—%	842	—%	2,008	—%	1,880	—%	1,854	—%
Total	$11,514	100.0%	$12,500	100.0%	$13,000	100.0%	$13,316	100.0%	$13,637	100.0%
The allowance for loan losses totaled $11.5 million at December 31, 2013, compared to $12.5 million at December 31, 2012. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves decreased $1.1 million in 2013 from $3.5 million at December 31, 2012 to $2.5 million at December 31, 2013. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $398,000 in 2013. This decline was due to lower loss averages for both the commercial classified and pass rated loan pools in 2013. The portion of the reserve based on qualitative factors decreased by $346,000 during 2013 as a result of adjustments for several qualitative factors. Management determined that market trends and previously noted factors warranted the $836,000 increase in unallocated reserves during 2013 from $842,000 at December 31, 2012 to $1.7 million at December 31, 2013.

The First Bancorp - 2013 Form 10-K - Page 40

A breakdown of the allowance for loan losses as of December 31, 2013, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890	$1,927	$1,785	$—	$4,602
Construction	272	157	146	—	575
Other	841	745	690	—	2,276
Municipal	—	—	15	—	15
Residential
Term	404	342	353	—	1,099
Construction	—	10	11	—	21
Home equity line of credit	54	343	278	—	675
Consumer	—	382	191	—	573
Unallocated	—	—	—	1,678	1,678
	$2,461	$3,906	$3,469	$1,678	$11,514

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $4.2 million in 2013 compared to $7.8 million in 2012. Net charge offs were $5.2 million in 2013 compared to net charge offs of $8.3 million in 2012. The allowance as a percentage of loans outstanding stood at 1.31% in 2013 compared to 1.44% in 2012.

The First Bancorp - 2013 Form 10-K - Page 41

The following table summarizes the activities in our allowance for loan losses as of December 31, 2013, 2012, 2011, 2010, and 2009:

	As of December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Balance at beginning of year	$12,500	$13,000	$13,316	$13,637	$8,800
Loans charged off:
Commercial
Real estate	150	1,394	1,619	4,005	2,430
Construction	963	928	346	175	—
Other	2,583	3,215	6,492	1,125	2,329
Municipal	—	—	—	—	—
Residential
Term	1,118	1,911	1,421	392	1,767
Construction	—	389	505	2,361	47
Home equity line of credit	611	688	415	8	177
Consumer	430	555	381	951	826
Total	5,855	9,080	11,179	9,017	7,576
Recoveries on loans previously charged off
Commercial
Real estate	—	13	23	4	—
Construction	—	246	—	—	—
Other	359	113	60	69	79
Municipal	—	—	—	—	—
Residential
Term	103	110	7	4	59
Construction	—	54	—	—	—
Home equity line of credit	24	1	1	—	1
Consumer	183	208	222	219	114
Total	669	745	313	296	253
Net loans charged off	5,186	8,335	10,866	8,721	7,323
Provision for loan losses	4,200	7,835	10,550	8,400	12,160
Balance at end of period	$11,514	$12,500	$13,000	$13,316	$13,637
Ratio of net loans charged off to average loans outstanding	0.60%	0.95%	1.23%	0.94%	0.75%
Ratio of allowance for loan losses to total loans outstanding	1.31%	1.44%	1.50%	1.50%	1.43%

Management believes the allowance for loan losses is appropriate as of December 31, 2013. In Management's opinion, the level of the provision for loan losses in 2013 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

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

The First Bancorp - 2013 Form 10-K - Page 42

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.86% at December 31, 2013 compared to 2.20% at December 31, 2012. The following table shows the distribution of nonperforming loans by class as of December 31, 2013, 2012, 2011, 2010, and 2009:

	As of December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Commercial
Real estate	$2,457	$4,603	$7,064	$5,946	$6,198
Construction	—	101	2,350	937	458
Other	4,370	3,459	5,784	1,753	2,638
Municipal	—	—	—	—	—
Residential
Term	8,484	10,333	10,194	8,347	5,868
Construction	—	—	1,198	3,567	3,182
Home equity line of credit	1,007	654	1,163	519	143
Consumer	—	—	53	106	75
Total non-performing loans	$16,318	$19,150	$27,806	$21,175	$18,562

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2013, loans 90 or more days past due and still accruing interest totaled $1.0 million, compared to $1.1 million, $1.2 million, $1.1 million and $1.2 million at December 31, 2012, 2011, 2010 and 2009, respectively.
As of December 31, 2013, 16 loans with a balance of $3.1 million were non-performing and also classified as troubled-debt-restructured.

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

The First Bancorp - 2013 Form 10-K - Page 43

As of December 31, 2013 there were 99 loans with an aggregate outstanding balance of $29.1 million that have been restructured. This compares to 101 loans with amounts totaling $30.0 million as of December 31, 2012. The following table shows the activity in loans classified as TDRs between December 31, 2011 and December 31, 2013:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2011	59	$22,858
Added in 2012	52	14,657
Removed in 2012	(10)	(7,560)
Total at December 31, 2012	101	$29,955
Added in 2013	10	3,610
Removed in 2013	(12)	(2,824)
Repayments in 2013	—	(1,643)
Total at December 31, 2013	99	$29,098

As of December 31, 2013, 75 loans with an aggregate balance of $24.2 million were performing under the modified terms, eight loans with an aggregate balance of $1.8 million were more than 30 days past due and 16 loans with an aggregate balance of $3.1 million were on nonaccrual. As a percentage of aggregate outstanding balance, 83.2% were performing under the modified terms, 6.3% were more than 30 days past due and 10.5% were on nonaccrual. The performance status of all TDRs as of December 31, 2013, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,549	$929	$540	$13,018
Construction	1,284	—	—	1,284
Other	2,324	4	406	2,734
Municipal	—	—	—	—
Residential
Term	8,442	860	1,918	11,220
Construction	—	—	—	—
Home equity line of credit	613	28	201	842
Consumer	—	—	—	—
	$24,212	$1,821	$3,065	$29,098
Percent of balance	83.2%	6.3%	10.5%	100.0%
Number of loans	75	8	16	99
Associated specific reserve	$918	$26	$73	$1,017

Residential TDRs as of December 31, 2013, were comprised of 53 loans with an aggregate balance of $11.2 million, and the modifications granted fell into three major categories. Loans totaling $6.4 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.3 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Short-term rate concessions were granted on loans totaling $1.9 million, with a rate concession typically of 1.0% or less. Certain residential TDRs had more than one modification.
There were 41 commercial TDRs as of December 31, 2013, totaling $17.0 million. Of this total, 27 loans with an aggregate balance of $12.1 million had an extended period of interest-only payments, deferring the start of principal repayment. The remaining 14 loans with an aggregate balance of $4.9 million were classified as TDRs for various reasons, including extension of term, conversion to principal and interest payments, and partial chargeoffs.

The First Bancorp - 2013 Form 10-K - Page 44

In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2013, Management is aware of 12 loans classified as TDRs that are involved in bankruptcy with an aggregate outstanding balance of $1.7 million. There were also 16 loans with an outstanding balance of $3.1 million that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $356,000 were in the process of foreclosure. Management does not expect a material increase in TDRs in 2014 from the amount outstanding at December 31, 2013.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $42.4 million at December 31, 2013, and have decreased $3.4 million from December 31, 2012. The number of impaired loans decreased by 30 loans from 231 to 201 during the same period. Impaired commercial loans decreased $2.1 million from December 31, 2012 to December 31, 2013. The specific allowance for impaired commercial loans decreased from $3.1 million at December 31, 2012 to $2.0 million as of December 31, 2013, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2012 to December 31, 2013, impaired residential loans decreased $1.7 million and impaired home equity lines of credit increased $337,000.
The following table sets forth impaired loans as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As of December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Commercial
Real estate	$14,935	$15,774	$10,141	$5,946	$6,198
Construction	1,284	3,354	5,702	937	458
Other	6,698	5,861	7,042	1,753	2,638
Municipal	—	—	—	—	—
Residential
Term	17,786	19,444	16,821	12,455	13,149
Construction	—	—	1,198	3,567	3,182
Home equity line of credit	1,648	1,311	1,163	519	143
Consumer	—	—	53	106	75
Total	$42,351	$45,744	$42,120	$25,283	$25,843

Past Due Loans

The Bank's overall loan delinquency ratio was 1.82% at December 31, 2013, versus 2.67% at December 31, 2012. Loans 90 days delinquent and accruing decreased from $1.1 million at December 31, 2012 to $1.0 million as of December 31, 2013. This total is made up of 9 loans, with the largest loan totaling $245,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2013 Form 10-K - Page 45

The following table sets forth loan delinquencies as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As of December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Commercial
Real estate	$1,086	$4,898	$6,864	$6,055	$9,443
Construction	—	64	1,777	1,057	458
Other	3,469	3,182	2,623	4,440	3,607
Municipal	—	136	—	—	—
Residential
Term	9,144	12,784	12,174	12,231	11,747
Construction	47	188	1,198	1,828	3,182
Home equity line of credit	1,719	1,699	1,614	2,038	682
Consumer	527	216	347	266	775
Total	$15,992	$23,167	$26,597	$27,915	$29,894
Loans 30-89 days past due to total loans	0.46%	0.92%	1.00%	1.32%	1.26%
Loans 90+ days past due and accruing to total loans	0.12%	0.12%	0.14%	0.13%	0.12%
Loans 90+ days past due on non-accrual to total loans	1.24%	1.63%	1.93%	1.70%	1.76%
Total past due loans to total loans	1.82%	2.67%	3.07%	3.15%	3.14%

As of December 31, 2013, the UBPR peer group had loans 30-89 days past due of 0.53% and loans 90+ days past due on non-accrual of 1.21%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2013, there were 9 potential problem loans with a balance of $651,000 or 0.1% of total loans. This compares to 15 loans with a balance of $2.7 million or 0.3% of total loans at December 31, 2012.
As of December 31, 2013, there were 41 loans in the process of foreclosure with a total balance of $5.5 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

The First Bancorp - 2013 Form 10-K - Page 46

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2013, there were 32 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $330,000, compared to December 31, 2012 when there were 32 properties owned with a net OREO balance of $7.6 million, net of an allowance for losses of $373,000. The following table presents the composition of other real estate owned as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As of December 31,
Dollars in thousands	2013	2012	2011	2010	2009
Carrying Value
Commercial
Real estate	$394	$—	$—	$—	$—
Construction	295	3,406	59	424	1,182
Other	531	1,617	1,504	1,795	1,920
Municipal	—	—	—	—	—
Residential
Term	3,917	2,943	2,967	2,842	2,826
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$5,137	$7,966	$4,530	$5,061	$5,928
Related Allowance
Commercial
Real estate	$74	$—	$—	$—	$—
Construction	8	—	—	—	476
Other	7	158	127	66	—
Municipal	—	—	—	—	—
Residential
Term	241	215	309	66	107
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$330	$373	$436	$132	$583
Net Value
Commercial
Real estate	$320	$—	$—	$—	$—
Construction	287	3,406	59	424	706
Other	524	1,459	1,377	1,729	1,920
Municipal	—	—	—	—	—
Residential
Term	3,676	2,728	2,658	2,776	2,719
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$4,807	$7,593	$4,094	$4,929	$5,345

The First Bancorp - 2013 Form 10-K - Page 47

Funding, Liquidity and Capital Resources

As of December 31, 2013, the Bank had primary sources of liquidity of $276.8 million or 18.9% of assets. It is Management's opinion that this is appropriate. In addition, the Bank has an additional $130.9 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $48.0 million in credit lines with correspondent banks, and $139.9 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $595.6 million or 40.7% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 70.0% of total average assets in 2013. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with three correspondent banks.

Deposits

During 2013, total deposits increased by $65.5 million or 6.8%, ending the year at $1.024 billion compared to $958.9 million at December 31, 2012. Low-cost deposits (demand, NOW, and savings accounts) increased by $33.7 million or 9.0% during the year, money market deposits increased $5.7 million or 7.1%, and certificates of deposit increased $26.1 million or 5.2%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits is due to an inflow of low-cost deposits due to the low interest rate environment. Average deposits increased $18.9 million in 2013, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2013	2012	2011	2013 vs. 2012
Demand deposits	$93,636	$80,461	$76,686	16.37%
NOW accounts	144,937	129,125	123,377	12.25%
Money market accounts	91,618	76,972	74,945	19.03%
Savings	143,354	124,173	109,561	15.45%
Certificates of deposit	532,156	576,049	628,855	(7.62)%
Total deposits	$1,005,701	$986,780	$1,013,424	1.92%

The First Bancorp - 2013 Form 10-K - Page 48

The average cost of deposits (including non-interest-bearing accounts) was 0.79% for the year ended December 31, 2013, compared to 0.85% for the year ended December 31, 2012 and 0.96% for the year ended December 31, 2011. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2013	2012	2011
NOW	0.18%	0.18%	0.26%
Money market	0.28%	0.31%	0.46%
Savings	0.25%	0.28%	0.44%
Certificates of deposit	1.34%	1.31%	1.37%
Total interest-bearing deposits	0.88%	0.93%	1.04%

Of all certificates of deposit, $360.7 million or 67.91% will mature by December 31, 2014. As of December 31, 2013, the Bank held a total of $320.8 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2013	2012
Within 3 Months	$126,543	$131,768
3 Months through 6 months	46,981	34,838
6 months through 12 months	60,713	53,129
Over 12 months	86,560	86,056
Total	$320,798	$305,791

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2013, the Bank's total FHLB borrowing capacity, based upon the Bank's holding of FHLB stock, was $234.4 million, of which $49.8 million was unused. As of December 31, 2013, advances totaled $184.6 million, with a weighted average interest rate of 2.02% and remaining maturities ranging from two days to 11 years. This compares to advances totaling $181.4 million, with a weighted average interest rate of 2.04% and remaining maturities ranging from two days to 12 years, as of December 31, 2012, and advances totaling $175.1 million, with a weighted average interest rate of 1.89% and remaining maturities ranging from three days to 13 years, as of December 31, 2011. The decrease in the weighted average rate paid on borrowed funds in 2013 compared to 2012 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2013 was $94.5 million, compared to $101.5 million on December 31, 2012, and $90.5 million on December 31, 2011. The weighted average rates of these agreements were 0.78% as of December 31, 2013, compared to 0.84% as of December 31, 2012 and 0.97% as of December 31, 2011.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $285.6 million at the end of July in 2013, $304.7 million at the end of September in 2012, and $277.4 million at the end of October in 2011. The average amount outstanding during 2013 was $265.4 million with a weighted average interest rate of 1.73%. This compares to an average outstanding amount of $263.3 million with a weighted average interest rate of 1.73% in 2012, and an average outstanding amount of $241.9 million with a weighted average interest rate of 2.05% in 2011.

Capital Resources

Shareholders' equity as of December 31, 2013 was $146.1 million, compared to $156.3 million as of December 31, 2012. The decline in 2013 was attributable to the unrealized loss on securities available for sale as a result of changes in the U.S. Treasury yield curve. Capital at December 31, 2013 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.67% on December 31, 2013 and 8.46% at December 31, 2012. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio

The First Bancorp - 2013 Form 10-K - Page 49

of 5.00%. At December 31, 2013, the Company had tier-one risk-based capital of 14.78% and tier-two risk-based capital of 16.03%, versus 14.80% and 16.05%, respectively, at December 31, 2012. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2013, the Company declared cash dividends of $0.195 per share in the first three quarters and $0.20 in the fourth quarter or $0.785 per share for the year. The $0.20 per share cash dividend declared in the fourth quarter of 2013, was an increase of a half cent over the the $0.195 per share dividend the Company has paid each quarter for the past five years. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 65.42% for the year ended December 31, 2013 compared to 63.93% for the year ended December 2012. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2014 is this year's net income plus $9.2 million.
On November 21, 2008, the Company received approval for a $25.0 million preferred stock investment by the U.S. Treasury under the Capital Purchase Program ("CPP"). The Company completed the CPP investment transaction on January 9, 2009. The CPP Shares called for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualified as Tier 1 capital on the Company's books for regulatory purposes and ranked senior to the Company's common stock and ranked senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may thereafter issued.
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
On March 27, 2013, the Company repurchased $2.5 million of the CPP Shares with funds from its operating account. After the purchase, $10.0 million of the CPP Shares remained outstanding. On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, and on May 8, 2013, the Company repurchased the remaining $10.0 million CPP Shares using the proceeds from the Company's common stock offering. The repurchase transaction was approved by the Federal Reserve Bank of Boston, the Company's primary regulator. The warrants issued in conjunction with the CPP Shares for 225,904 shares of Common Stock at an exercise price of $16.60 per share were unchanged as a result of the repurchase transaction and remain outstanding. Under the terms of the CPP shares, the Company was prohibited from increasing its common stock dividend. The repurchase of the remaining CPP shares enabled the Company to increase the common stock dividend thereafter in 2013.
In 2013, 50,507 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $402,000.  The following table summarizes the Company's 2013 stock issuances:

Dividend reinvestment plan	12,008
Employee stock program	11,385
Net restricted stock grants	27,114
Total	50,507

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

The First Bancorp - 2013 Form 10-K - Page 50

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2013:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$279,125	$148,977	$70,000	$60,000	$148
Operating leases	637	136	257	185	59
Certificates of deposit	531,119	360,680	135,607	34,513	319
Total	$810,881	$509,793	$205,864	$94,698	$526
Unused lines, collateralized by residential real estate	$58,265	$58,265	$—	$—	$—
Other unused commitments	48,646	48,646	—	—	—
Standby letters of credit	4,086	4,086	—	—	—
Commitments to extend credit	7,224	7,224	—	—	—
Total loan commitments and unused lines of credit	$118,221	$118,221	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2013, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2013, the Company made capital purchases totaling $2.4 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 13 years, adding approximately $180,000 to pre-tax operating costs per year. In 2012, the Company purchased a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. The Company also purchased a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in February of 2013. The acquisition allowed the Bank to expand its community banking franchise into eastern Maine and expand its presence in Rockland, Maine. The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Dollars in thousands
Assets
Cash	$25,297
Loans	224
Bank premises and equipment	3,776
Accrued interest receivable and other assets	24
Core deposit intangible	432
Goodwill	2,121
Liabilities
Deposits	$31,858
Accrued interest and other liabilities	16

The First Bancorp - 2013 Form 10-K - Page 51

The purchase premium of $2.6 million was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense is included in other noninterest expense in the Consolidated Statements of Income and Comprehensive Income (Loss) and is deductible for tax purposes. Amortization expense was $43,000 in 2013. As of December 31, 2013 the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

Dollars in thousands
2014	$43
2015	43
2016	43
2017	43
2018	43
Thereafter	174
Total	$389

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

Goodwill

On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National Bank, and opened a full-service branch in this building in February of 2013. The banking facilities were valued at the most recent tax assessed value, which approximates fair value. The loans acquired were recorded at fair value as the time of acquisition. The estimated fair value of the loans acquired is equal to the carrying value. The excess of the purchase price over the fair value of the assets acquired, liabilities assumed, and the amount allocated for the core deposit intangible totaled $2.1 million and was recorded as goodwill. The goodwill is not amortized for GAAP but is amortizable for tax purposes.
On January 14, 2005, the Company acquired FNB Bankshares of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor, which was merged into the Bank. The total value of the transaction was $48.0 million and all of the voting equity interest of FNB Bankshares was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27.6 million and was recorded as goodwill, none of which was deductible for tax purposes.
The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001. As of December 31, 2013, the Company completed its annual review of goodwill and determined that there has been no impairment.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company's future operating results or financial condition

The First Bancorp - 2013 Form 10-K - Page 52

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2013, was +0.98% of total assets, compared to +11.52% of assets at December 31, 2012. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2013, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$12,796	$30,958	$129,083	$312,403
Restricted equity securities, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	388,301	152,436	239,953	95,677
Other interest-earning assets	—	10,764	—	—
Non-rate-sensitive assets	10,126	—	—	67,554
Total assets	424,098	194,158	369,036	476,671
Interest-bearing deposits	275,737	171,566	170,073	300,898
Borrowed funds	138,977	10,000	130,000	148
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	226,614
Total liabilities and equity	416,614	187,266	332,423	527,660
Period gap	$7,484	$6,892	$36,613	$(50,890)
Percent of total assets	0.51%	0.47%	2.50%	(3.48)%
Cumulative gap (current)	$7,484	$14,376	$50,989	—
Percent of total assets	0.51%	0.98%	3.48%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 0.79% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.47% if rates rise gradually by two percentage points.

The First Bancorp - 2013 Form 10-K - Page 53

Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.82% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.25% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2013 and 2012 is presented in the following table:

Changes in Net Interest Income	2013	2012
Year 1
Projected changes if rates decrease by 1.0%	-0.79%	-1.50%
Projected change if rates increase by 2.0%	-2.47%	0.80%
Year 2
Projected changes if rates decrease by 1.0%	4.82%	-6.10%
Projected change if rates increase by 2.0%	-1.25%	1.10%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2013, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2013, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain stable in the next two years and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2013 Form 10-K - Page 54

THIS PAGE INTENTIONALLY LEFT BLANK

The First Bancorp - 2013 Form 10-K - Page 55

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2013	2012
Assets
Cash and cash equivalents	$16,570,000	$14,958,000
Interest bearing deposits in other banks	2,562,000	1,638,000
Securities available for sale	305,824,000	291,614,000
Securities to be held to maturity (fair value of $158,336,000 at December 31, 2013, and $150,247,000 at December 31, 2012)	169,277,000	143,320,000
Restricted equity securities, at cost	13,912,000	14,448,000
Loans held for sale	83,000	1,035,000
Loans	876,367,000	869,284,000
Less allowance for loan losses	11,514,000	12,500,000
Net loans	864,853,000	856,784,000
Accrued interest receivable	5,038,000	4,912,000
Premises and equipment, net	23,616,000	22,988,000
Other real estate owned	4,807,000	7,593,000
Goodwill	29,805,000	29,805,000
Other assets	27,616,000	25,904,000
Total assets	$1,463,963,000	$1,414,999,000
Liabilities
Demand deposits	$106,125,000	$90,252,000
NOW deposits	151,322,000	147,309,000
Money market deposits	86,730,000	80,983,000
Savings deposits	149,103,000	135,250,000
Certificates of deposit	531,119,000	505,056,000
Total deposits	1,024,399,000	958,850,000
Borrowed funds – short term	148,977,000	142,750,000
Borrowed funds – long term	130,148,000	140,155,000
Other liabilities	14,341,000	16,921,000
Total liabilities	1,317,865,000	1,258,676,000
Commitments and contingent liabilities (notes 13, 15, 16, 18, 19 and 22)
Shareholders' equity
Preferred stock, $1,000 preference value per share	—	12,402,000
Common stock, one cent par value per share	106,000	98,000
Additional paid-in capital	58,395,000	46,314,000
Retained earnings	94,000,000	89,692,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	(6,591,000)	7,940,000
Net unrecognized gain (loss) on postretirement benefit costs	188,000	(123,000)
Total shareholders' equity	146,098,000	156,323,000
Total liabilities and shareholders' equity	$1,463,963,000	$1,414,999,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,671,192	9,859,914
Book value per common share	$13.69	$14.60
Tangible book value per common share	$10.83	$11.47
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2013 Form 10-K - Page 56

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2013	2012	2011
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $567,000 in 2013, $629,000 in 2012, and $696,000 in 2011)	$34,897,000	$37,026,000	$39,805,000
Interest on deposits with other banks	8,000	4,000	12,000
Interest and dividends on investments (includes tax-exempt income of $6,065,000 in 2013, $5,175,000 in 2012, and $4,332,000 in 2011)	15,031,000	14,795,000	15,885,000
Total interest and dividend income	49,936,000	51,825,000	55,702,000
Interest expense
Interest on deposits	7,997,000	8,396,000	9,746,000
Interest on borrowed funds	4,499,000	4,542,000	4,963,000
Total interest expense	12,496,000	12,938,000	14,709,000
Net interest income	37,440,000	38,887,000	40,993,000
Provision for loan losses	4,200,000	7,835,000	10,550,000
Net interest income after provision for loan losses	33,240,000	31,052,000	30,443,000
Non-interest income
Fiduciary and investment management income	1,919,000	1,636,000	1,506,000
Service charges on deposit accounts	2,756,000	2,671,000	2,688,000
Net securities gains	1,087,000	1,968,000	3,293,000
Mortgage origination and servicing income	2,080,000	1,396,000	1,138,000
Other operating income	4,245,000	3,607,000	3,125,000
Total non-interest income	12,087,000	11,278,000	11,750,000
Non-interest expense
Salaries and employee benefits	14,305,000	12,691,000	12,245,000
Occupancy expense	2,050,000	1,639,000	1,583,000
Furniture and equipment expense	2,656,000	2,235,000	2,144,000
FDIC insurance premiums	1,143,000	1,212,000	1,391,000
Acquisition-related costs	—	251,000	—
Amortization of identified intangibles	326,000	283,000	283,000
Other operating expense	8,457,000	7,960,000	8,392,000
Total non-interest expense	28,937,000	26,271,000	26,038,000
Income before income taxes	16,390,000	16,059,000	16,155,000
Applicable tax expense	3,425,000	3,371,000	3,791,000
Net income	$12,965,000	$12,688,000	$12,364,000
Basic earnings per common share	$1.20	$1.22	$1.14
Diluted earnings per common share	1.20	1.22	1.14
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(14,531,000)	539,000	9,458,000
Net unrecognized gain (loss) on postretirement benefits	311,000	(36,000)	(14,000)
Other comprehensive income (loss)	(14,220,000)	503,000	9,444,000
Comprehensive income (loss)	$(1,255,000)	$13,191,000	$21,808,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2013 Form 10-K - Page 57

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$24,705,000	9,773,025	$45,572,000	$81,701,000	$(2,130,000)	$149,848,000
Net income	—	—	—	12,364,000	—	12,364,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	9,458,000	9,458,000
Unrecognized transition obligation for post-retirement benefits, net of tax	—	—	—	—	(14,000)	(14,000)
Comprehensive income	—	—	—	12,364,000	9,444,000	21,808,000
Cash dividends declared on preferred stock	—	—	—	(1,109,000)	—	(1,109,000)
Cash dividends declared ($0.78 per share)	—	—	—	(7,642,000)	—	(7,642,000)
Equity compensation expense	—	—	22,000	—	—	22,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	39,155	431,000	—	—	431,000
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	—	—	—	12,688,000	—	12,688,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	539,000	539,000
Unrecognized transition obligation for post-retirement benefits, net of tax	—	—	—	—	(36,000)	(36,000)
Comprehensive income	—	—	—	12,688,000	503,000	13,191,000
Cash dividend declared on preferred stock	—	—	—	(625,000)	—	(625,000)
Cash dividends declared ($0.78 per share)	—	—	—	(7,685,000)	—	(7,685,000)
Equity compensation expense	—	—	85,000	—	—	85,000
Amortization of premium for preferred stock issuance	99,000	—	(99,000)	—	—	—
Proceeds from sale of common stock	—	47,734	499,000	—	—	499,000
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000

The First Bancorp - 2013 Form 10-K - Page 58

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	12,965,000	—	12,965,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(14,531,000)	(14,531,000)
Unrecognized transition obligation for post-retirement benefits, net of tax	—	—	—	—	311,000	311,000
Comprehensive loss	—	—	—	12,965,000	(14,220,000)	(1,255,000)
Cash dividends declared on preferred stock	—	—	—	(286,000)	—	(286,000)
Cash dividends declared ($0.785 per share)	—	—	—	(8,371,000)	—	(8,371,000)
Equity compensation expense	—	—	214,000	—	—	214,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	811,278	11,973,000	—	—	11,973,000
Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2013 Form 10-K - Page 59

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities
Net income	$12,965,000	$12,688,000	$12,364,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,727,000	1,314,000	1,355,000
Change in deferred taxes	(56,000)	(108,000)	730,000
Provision for loan losses	4,200,000	7,835,000	10,550,000
Loans originated for resale	(56,377,000)	(40,606,000)	(34,304,000)
Proceeds from sales and transfers of loans	58,553,000	40,712,000	37,756,000
Net gain on sales of loans	(1,224,000)	(1,141,000)	(646,000)
Net gain on sale or call of securities	(1,087,000)	(1,968,000)	(3,293,000)
Net amortization of investment premiums	1,817,000	2,676,000	3,583,000
Net gain on sale of other real estate owned	(25,000)	(7,000)	(7,000)
Provision for losses on other real estate owned	501,000	397,000	1,284,000
Equity compensation expense	214,000	85,000	22,000
Net decrease in other assets and accrued interest	1,557,000	756,000	1,288,000
Net increase (decrease) in other liabilities	1,370,000	1,631,000	(1,596,000)
Net loss on disposal of premises and equipment	3,000	—	5,000
Amortization of investments in limited partnerships	520,000	476,000	390,000
Net acquisition amortization	326,000	283,000	244,000
Net cash provided by operating activities	24,984,000	25,023,000	29,725,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(924,000)	(1,638,000)	100,000
Proceeds from sales of securities available for sale	10,563,000	26,437,000	140,417,000
Proceeds from maturities, payments, calls of securities available for sale	55,399,000	61,776,000	42,756,000
Proceeds from maturities, payments, calls of securities held to maturity	36,872,000	53,958,000	28,644,000
Proceeds from sales of other real estate owned	5,416,000	3,345,000	5,124,000
Purchases of securities available for sale	(103,359,000)	(93,378,000)	(161,386,000)
Purchases of securities to be held to maturity	(62,727,000)	(74,743,000)	(44,424,000)
Redemption of restricted equity securities	536,000	995,000	—
Net (increase) decrease in loans	(15,375,000)	(19,635,000)	6,176,000
Capital expenditures	(2,363,000)	(1,726,000)	(1,222,000)
Proceeds from sale of premises and equipment	5,000	42,000	—
Cash acquired, net of cash paid, in branch acquisitions	—	25,297,000	—
Net cash provided by (used in) investing activities	(75,957,000)	(19,270,000)	16,185,000

The First Bancorp - 2013 Form 10-K - Page 60

Cash flows from financing activities
Net increase in transaction and savings accounts	39,486,000	37,552,000	25,828,000
Net increase (decrease) in certificates of deposit	26,063,000	(51,893,000)	(58,981,000)
Repayment on long-term borrowings	(3,780,000)	—	—
Net increase in short-term borrowings	—	17,242,000	8,340,000
Repurchase of preferred stock	(12,500,000)	—	(12,500,000)
Proceeds from sale of common stock	11,973,000	499,000	431,000
Dividends paid	(8,657,000)	(8,310,000)	(8,751,000)
Net cash provided by (used in) financing activities	52,585,000	(4,910,000)	(45,633,000)
Net increase in cash and cash equivalents	1,612,000	843,000	277,000
Cash and cash equivalents at beginning of year	14,958,000	14,115,000	13,838,000
Cash and cash equivalents at end of year	$16,570,000	$14,958,000	$14,115,000
Interest paid	$12,516,000	$13,052,000	$14,901,000
Income taxes paid	2,000,000	2,547,000	3,037,000
Non-cash transactions:
Net transfer from loans to other real estate owned	3,106,000	7,234,000	5,566,000
Fair value of assets acquired	—	(6,577,000)	—
Less liabilities assumed	$—	$31,874,000	$—
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2013 Form 10-K - Page 61

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

Subsequent Events
Events occurring subsequent to December 31, 2013, have been evaluated as to their potential impact to the financial statements.

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

Investment Securities
Investment securities are classified as available for sale or held to maturity when purchased. There are no trading account securities. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Bank's funds management strategy, and may be sold in response to changes in interest rates or prepayment risk, changes in liquidity needs, or for other reasons. They are accounted for at fair value, with unrealized gains or losses adjusted through shareholders' equity, net of related income taxes. The cost basis is adjusted for the amortization of premiums and accretion of discounts. Securities to be held to maturity consist primarily of debt securities which Management has acquired solely for long-term investment purposes, rather than for purposes of trading or future sale. For securities to be held to maturity, Management has the intent and the Bank has the ability to hold such securities until their respective maturity dates. Such securities are carried at cost adjusted for the amortization of premiums and accretion of discounts. Investment securities transactions are accounted for on a settlement date basis; reported amounts would not be materially different from those accounted for on a trade date basis. Gains and losses on the sales of investment securities are determined using the amortized cost of the specifically identified security. For declines in the fair value of individual debt securities available for sale below their cost that are deemed to be other than temporary, where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date.

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

The First Bancorp - 2013 Form 10-K - Page 62

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

Premises and Equipment
Premises, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by straight-line methods over the asset's estimated useful life.

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Annual amortization expense for 2013, 2012 and 2011 was $283,000 and the amortization expense for each year until fully amortized will be $283,000. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for 2013 was $43,000, and the amortization expense for each year until fully amortized will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the acquired company. At December 31, 2013, the Company determined goodwill and other intangible assets were not impaired.

The First Bancorp - 2013 Form 10-K - Page 63

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax credits that are available to offset future taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted.

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

Note 2. Cash and Cash Equivalents
For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2013, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $988,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2013 Form 10-K - Page 64

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2013 and 2012:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2013	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$180,109,000	$1,392,000	$(3,772,000)	$177,729,000
State and political subdivisions	134,188,000	1,458,000	(9,331,000)	126,315,000
Other equity securities	1,666,000	116,000	(2,000)	1,780,000
	$315,963,000	$2,966,000	$(13,105,000)	$305,824,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,280,000	$1,000	$(12,757,000)	$79,524,000
Mortgage-backed securities	35,712,000	1,440,000	(1,336,000)	35,816,000
State and political subdivisions	40,985,000	1,823,000	(112,000)	42,696,000
Corporate securities	300,000	—	—	300,000
	$169,277,000	$3,264,000	$(14,205,000)	$158,336,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2012	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$164,752,000	$4,636,000	$(295,000)	$169,093,000
State and political subdivisions	113,069,000	8,074,000	(199,000)	120,944,000
Other equity securities	1,578,000	43,000	(44,000)	1,577,000
	$279,399,000	$12,753,000	$(538,000)	$291,614,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,919,000	$242,000	$(182,000)	$60,979,000
Mortgage-backed securities	39,193,000	2,850,000	(19,000)	42,024,000
State and political subdivisions	42,908,000	4,036,000	—	46,944,000
Corporate securities	300,000	—	—	300,000
	$143,320,000	$7,128,000	$(201,000)	$150,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,412,000	$—	$—	$13,412,000
Federal Reserve Bank Stock	1,036,000	—	—	1,036,000
	$14,448,000	$—	$—	$14,448,000

The First Bancorp - 2013 Form 10-K - Page 65

The following table summarizes the contractual maturities of investment securities at December 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$717,000	$721,000	$268,000	$273,000
Due in 1 to 5 years	20,547,000	20,636,000	6,420,000	6,790,000
Due in 5 to 10 years	16,114,000	16,267,000	33,442,000	33,828,000
Due after 10 years	276,919,000	266,420,000	129,147,000	117,445,000
Equity securities	1,666,000	1,780,000	—	—
	$315,963,000	$305,824,000	$169,277,000	$158,336,000

The following table summarizes the contractual maturities of investment securities at December 31, 2012:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$18,761,000	$18,926,000	$3,754,000	$3,785,000
Due in 1 to 5 years	27,243,000	27,816,000	11,950,000	12,701,000
Due in 5 to 10 years	16,686,000	17,666,000	27,461,000	29,986,000
Due after 10 years	215,131,000	225,629,000	100,155,000	103,775,000
Equity securities	1,578,000	1,577,000	—	—
	$279,399,000	$291,614,000	$143,320,000	$150,247,000

At December 31, 2013, securities with a fair value of $147,074,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $154,817,000, as of December 31, 2012 pledged for the same purpose.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2013, 2012 and 2011:

	2013	2012	2011
Proceeds from sales of securities	$10,563,000	$26,437,000	$140,417,000
Gross realized gains	1,087,000	2,257,000	4,020,000
Gross realized losses	—	(289,000)	(727,000)
Net gain	$1,087,000	$1,968,000	$3,293,000
Related income taxes	$380,000	$689,000	$1,153,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2013, there were 304 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 32 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2013 Form 10-K - Page 66

Information regarding securities temporarily impaired as of December 31, 2013 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$78,724,000	$(12,757,000)	$—	$—	$78,724,000	$(12,757,000)
Mortgage-backed securities	96,263,000	(4,977,000)	5,451,000	(131,000)	101,714,000	(5,108,000)
State and political subdivisions	69,406,000	(7,895,000)	7,150,000	(1,548,000)	76,556,000	(9,443,000)
Other equity securities	—	—	50,000	(2,000)	50,000	(2,000)
	$244,393,000	$(25,629,000)	$12,651,000	$(1,681,000)	$257,044,000	$(27,310,000)

Information regarding securities temporarily impaired as of December 31, 2012 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$15,817,000	$(182,000)	$—	$—	$15,817,000	$(182,000)
Mortgage-backed securities	9,982,000	(231,000)	2,534,000	(83,000)	12,516,000	(314,000)
State and political subdivisions	8,621,000	(199,000)	—	—	8,621,000	(199,000)
Other equity securities	—	—	222,000	(44,000)	222,000	(44,000)
	$34,420,000	$(612,000)	$2,756,000	$(127,000)	$37,176,000	$(739,000)

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2013 and December 31, 2012, the Bank's investment in FHLB stock totaled $12,875,000 and $13,412,000, respectively. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2013 and 2012, the Bank serviced loans for others totaling $211,634,000 and $205,859,000, respectively. Net gains from the sale of loans totaled $1,224,000 in 2013, $1,141,000 in 2012, and $646,000 in 2011. In 2013, mortgage servicing rights of $743,000 were capitalized and amortization for the year totaled $515,000. At December 31, 2013, mortgage servicing rights had a fair value of $1,948,000. In 2012, mortgage servicing rights of $330,000 were capitalized and amortization for the year totaled $636,000. At December 31, 2012, mortgage servicing rights had a fair value of $1,228,000.
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2013, the prepayment assumption using the PSA model was 209, which translates into an anticipated prepayment rate of 12.53%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 4.91%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions

The First Bancorp - 2013 Form 10-K - Page 67

are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2013	2012
Mortgage servicing rights	$7,172,000	$6,430,000
Accumulated amortization	(5,988,000)	(5,473,000)
Impairment reserve	(26,000)	(90,000)
	$1,158,000	$867,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Commercial
Real estate	$245,943,000	28.2%	$251,335,000	28.9%
Construction	20,382,000	2.3%	22,417,000	2.6%
Other	95,289,000	10.9%	81,183,000	9.3%
Municipal	19,117,000	2.2%	14,704,000	1.7%
Residential
Term	377,218,000	43.0%	379,447,000	43.7%
Construction	11,803,000	1.3%	6,459,000	0.7%
Home equity line of credit	91,549,000	10.4%	99,082,000	11.4%
Consumer	15,066,000	1.7%	14,657,000	1.7%
Total loans	$876,367,000	100.0%	$869,284,000	100.0%

Loan balances include net deferred loan costs of $2,086,000 in 2013 and $1,783,000 in 2012. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $266,740,000 and $256,378,000 at December 31, 2013 and 2012, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $189,728,000 at December 31, 2013 and 220,520,000 at December 2012, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2013 and 2012, non-accrual loans were $16,318,000 and $19,150,000, respectively. As of December 31, 2013, 2012 and 2011, interest income which would have been recognized on these loans, if interest had been accrued, was $917,000, $1,158,000, and $1,052,000, respectively. Loans more than 90 days past due accruing interest totaled $1,043,000 at December 31, 2013 and $1,051,000 at December 31, 2012. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.
Loans to directors, officers and employees totaled $28,821,000 at December 31, 2013 and $28,707,000 at December 31, 2012. A summary of loans to directors and executive officers, which in the aggregate exceed $60,000, is as follows:

For the years ended December 31,	2013	2012
Balance at beginning of year	$14,917,000	$24,551,000
New loans	909,000	275,000
Repayments	(942,000)	(9,909,000)
Balance at end of year	$14,884,000	$14,917,000

The First Bancorp - 2013 Form 10-K - Page 68

Information on the past-due status of loans as of December 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$82,000	$259,000	$745,000	$1,086,000	$244,857,000	$245,943,000	$—
Construction	—	—	—	—	20,382,000	20,382,000	—
Other	544,000	128,000	2,797,000	3,469,000	91,820,000	95,289,000	—
Municipal	—	—	—	—	19,117,000	19,117,000	—
Residential
Term	229,000	1,913,000	7,002,000	9,144,000	368,074,000	377,218,000	596,000
Construction	47,000	—	—	47,000	11,756,000	11,803,000	—
Home equity line of credit	573,000	145,000	1,001,000	1,719,000	89,830,000	91,549,000	59,000
Consumer	113,000	26,000	388,000	527,000	14,539,000	15,066,000	388,000
Total	$1,588,000	$2,471,000	$11,933,000	$15,992,000	$860,375,000	$876,367,000	$1,043,000

Information on the past-due status of loans as of December 31, 2012, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$2,172,000	$346,000	$2,380,000	$4,898,000	$246,437,000	$251,335,000	$102,000
Construction	—	29,000	35,000	64,000	22,353,000	22,417,000	—
Other	658,000	218,000	2,306,000	3,182,000	78,001,000	81,183,000	2,000
Municipal	136,000	—	—	136,000	14,568,000	14,704,000	—
Residential
Term	2,404,000	1,082,000	9,298,000	12,784,000	366,663,000	379,447,000	363,000
Construction	188,000	—	—	188,000	6,271,000	6,459,000	—
Home equity line of credit	430,000	133,000	1,136,000	1,699,000	97,383,000	99,082,000	539,000
Consumer	101,000	70,000	45,000	216,000	14,441,000	14,657,000	45,000
Total	$6,089,000	$1,878,000	$15,200,000	$23,167,000	$846,117,000	$869,284,000	$1,051,000

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

The First Bancorp - 2013 Form 10-K - Page 69

Information on nonaccrual loans as of December 31, 2013 and 2012 is presented in the following table:

As of December 31,	2013	2012
Commercial
Real estate	$2,457,000	$4,603,000
Construction	—	101,000
Other	4,370,000	3,459,000
Municipal	—	—
Residential
Term	8,484,000	10,333,000
Construction	—	—
Home equity line of credit	1,007,000	654,000
Consumer	—	—
Total	$16,318,000	$19,150,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2013	2012	2011
Average investment in impaired loans	$45,722,000	$45,019,000	$28,777,000
Interest income recognized on impaired loans, all on cash basis	1,750,000	1,039,000	598,000

As of December 31,	2013	2012
Balance of impaired loans	$42,351,000	$45,744,000
Less portion for which no allowance for loan losses is allocated	(32,417,000)	(28,282,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$9,934,000	$17,462,000
Portion of allowance for loan losses allocated to the impaired loan balance	$2,461,000	$3,539,000

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

The First Bancorp - 2013 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2013 Form 10-K - Page 71

A breakdown of impaired loans by category as of December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$—	$10,102,000	$199,000
Construction	101,000	115,000	—	2,533,000	—
Other	4,737,000	5,345,000	—	2,877,000	53,000
Municipal	—	—	—	—	—
Residential
Term	12,747,000	14,440,000	—	9,801,000	189,000
Construction	—	—	—	560,000	—
Home equity line of credit	1,311,000	1,440,000	—	961,000	27,000
Consumer	—	—	—	3,000	—
	$28,282,000	$31,303,000	$—	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	—	—	—	—	—
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	—	—	—	261,000	—
Home equity line of credit	—	—	—	442,000	—
Consumer	—	—	—	9,000	—
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	—	—	—	—	—
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	—	—	—	821,000	—
Home equity line of credit	1,311,000	1,440,000	—	1,403,000	27,000
Consumer	—	—	—	12,000	—
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

The First Bancorp - 2013 Form 10-K - Page 72

A breakdown of impaired loans by category as of December 31, 2011, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,584,000	$5,584,000	$—	$5,212,000	$23,000
Construction	5,172,000	5,172,000	—	1,072,000	143,000
Other	6,022,000	6,022,000	—	1,918,000	28,000
Municipal	—	—	—	—	—
Residential
Term	9,875,000	9,875,000	—	9,493,000	54,000
Construction	468,000	468,000	—	961,000	—
Home equity line of credit	739,000	739,000	—	646,000	—
Consumer	37,000	37,000	—	39,000	—
	$27,897,000	$27,897,000	$—	$19,341,000	$248,000
With an Allowance Recorded
Commercial
Real estate	$4,557,000	$4,557,000	$808,000	$2,307,000	$103,000
Construction	530,000	530,000	33,000	247,000	—
Other	1,020,000	1,020,000	402,000	681,000	19,000
Municipal	—	—	—	—	—
Residential
Term	6,946,000	6,946,000	478,000	5,628,000	228,000
Construction	730,000	730,000	235,000	244,000	—
Home equity line of credit	424,000	424,000	91,000	272,000	—
Consumer	16,000	16,000	11,000	57,000	—
	$14,223,000	$14,223,000	$2,058,000	$9,436,000	$350,000
Total
Commercial
Real estate	$10,141,000	$10,141,000	$808,000	$7,519,000	$126,000
Construction	5,702,000	5,702,000	33,000	1,319,000	143,000
Other	7,042,000	7,042,000	402,000	2,599,000	47,000
Municipal	—	—	—	—	—
Residential
Term	16,821,000	16,821,000	478,000	15,121,000	282,000
Construction	1,198,000	1,198,000	235,000	1,205,000	—
Home equity line of credit	1,163,000	1,163,000	91,000	918,000	—
Consumer	53,000	53,000	11,000	96,000	—
	$42,120,000	$42,120,000	$2,058,000	$28,777,000	$598,000

The First Bancorp - 2013 Form 10-K - Page 73

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
The Bank applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2013, the Bank had 99 loans with a value of $29,098,000 that have been restructured. This compares to 101 loans with a value of $29,955,000 classified as TDRs as of December 31, 2012. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,018,000	$433,000
Construction	1	1,284,000	274,000
Other	20	2,734,000	100,000
Municipal	—	—	—
Residential
Term	53	11,220,000	210,000
Construction	—	—	—
Home equity line of credit	5	842,000	—
Consumer	—	—	—
	99	$29,098,000	$1,017,000

The following table shows TDRs by class and the specific reserve as of December 31, 2012:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$11,961,000	$823,000
Construction	3	3,319,000	969,000
Other	23	3,074,000	574,000
Municipal	—	—	—
Residential
Term	53	10,945,000	224,000
Construction	—	—	—
Home equity line of credit	4	656,000	—
Consumer	—	—	—
	101	$29,955,000	$2,590,000

The First Bancorp - 2013 Form 10-K - Page 74

As of December 31, 2013, 16 of the loans classified as TDRs with a total balance of $3,261,000 were more than 30 days past due. Of these loans, six loans with an outstanding balance of $810,000 had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$990,000	$—
Construction	—	—	—
Other	2	355,000	—
Municipal	—	—	—
Residential
Term	10	1,688,000	37,000
Construction	—	—	—
Home equity line of credit	2	228,000	—
Consumer	—	—	—
	16	$3,261,000	$37,000

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

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	3	$760,000	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	8	1,624,000	67,000
Construction	—	—	—
Home equity line of credit	1	29,000	—
Consumer	—	—	—
	12	$2,413,000	$67,000

The First Bancorp - 2013 Form 10-K - Page 75

During the year ended December 31, 2013, 10 loans were placed on TDR status with an outstanding balance of $3,610,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.  The following table shows loans placed on TDR status during the year ended December 31, 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,883,000	$1,883,000	$—
Construction	—	—	—	—
Other	2	491,000	491,000	—
Municipal	—	—	—	—
Residential
Term	5	1,032,000	1,029,000	31,000
Construction	—	—	—	—
Home equity line of credit	1	204,000	201,000	—
Consumer	—	—	—	—
	10	$3,610,000	$3,604,000	$31,000

During the year ended December 31, 2012, 52 loans were placed on TDR status with an outstanding balance of $15,030,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in 2012 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	13	$7,149,000	$6,821,000	$180,000
Construction	3	3,333,000	3,319,000	969,000
Other	19	1,903,000	1,887,000	543,000
Municipal	—	—	—	—
Residential
Term	13	1,989,000	1,974,000	77,000
Construction	—	—	—	—
Home equity line of credit	4	656,000	656,000	—
Consumer	—	—	—	—
	52	$15,030,000	$14,657,000	$1,769,000

As of December 31, 2013, Management is aware of 12 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,690,000. As of December 31, 2013, there were 16 loans with an outstanding balance of $3,065,000 that were classified as TDRs and were on non-accrual status, three of which, with an outstanding balance of $356,000, were in the process of foreclosure.

The First Bancorp - 2013 Form 10-K - Page 76

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

The First Bancorp - 2013 Form 10-K - Page 77

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2013 and 2012:

As of December 31,	2013	2012
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$890,000	$1,523,000
Construction	272,000	969,000
Other	841,000	652,000
Municipal	—	—
Residential
Term	404,000	395,000
Construction	—	—
Home equity line of credit	54,000	—
Consumer	—	—
Total	$2,461,000	$3,539,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,712,000	$4,342,000
Construction	303,000	390,000
Other	1,435,000	1,398,000
Municipal	15,000	18,000
Residential
Term	695,000	714,000
Construction	21,000	11,000
Home equity line of credit	621,000	654,000
Consumer	573,000	592,000
Unallocated	1,678,000	842,000
Total	$9,053,000	$8,961,000
Total Allowance for Loan Losses
Commercial
Real estate	$4,602,000	$5,865,000
Construction	575,000	1,359,000
Other	2,276,000	2,050,000
Municipal	15,000	18,000
Residential
Term	1,099,000	1,109,000
Construction	21,000	11,000
Home equity line of credit	675,000	654,000
Consumer	573,000	592,000
Unallocated	1,678,000	842,000
Total	$11,514,000	$12,500,000

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

The First Bancorp - 2013 Form 10-K - Page 78

and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance.
A breakdown of the allowance for loan losses as of December 31, 2013 and 2012, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890,000	$1,927,000	$1,785,000	$—	$4,602,000
Construction	272,000	157,000	146,000	—	575,000
Other	841,000	745,000	690,000	—	2,276,000
Municipal	—	—	15,000	—	15,000
Residential
Term	404,000	342,000	353,000	—	1,099,000
Construction	—	10,000	11,000	—	21,000
Home equity line of credit	54,000	343,000	278,000	—	675,000
Consumer	—	382,000	191,000	—	573,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,461,000	$3,906,000	$3,469,000	$1,678,000	$11,514,000

As of December 31, 2012	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,523,000	$2,369,000	$1,973,000	$—	$5,865,000
Construction	969,000	213,000	177,000	—	1,359,000
Other	652,000	763,000	635,000	—	2,050,000
Municipal	—	—	18,000	—	18,000
Residential
Term	395,000	278,000	436,000	—	1,109,000
Construction	—	4,000	7,000	—	11,000
Home equity line of credit	—	315,000	339,000	—	654,000
Consumer	—	362,000	230,000	—	592,000
Unallocated	—	—	—	842,000	842,000
	$3,539,000	$4,304,000	$3,815,000	$842,000	$12,500,000

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

The First Bancorp - 2013 Form 10-K - Page 79

•	Other factors, including changes in quality of the loan origination; loan policy changes; changes in credit risk management processes; Bank regulatory and external loan review examination results.
The qualitative portion of the allowance for loan losses was 0.40% of related loans as of December 31, 2013, compared to 0.44% of related loans as of December 31, 2012. The qualitative portion decreased $346,000 between December 31, 2012 and December 31, 2013 due to improving economic factors and Bank credit quality.
The unallocated component totaled $1,678,000 at December 31, 2013 compared to $842,000 as of December 31, 2012. In general, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. The increase in the unallocated portion is deemed appropriate due to the following:

•
The potentially indeterminate effects of the Federal Reserve’s tapering of its purchases of Treasury bonds and mortgage-backed securities create the possibility of economic uncertainties in the region. Backing out of the quantitative easing, or stimulus program of this size is new. This increases uncertainty in the existing loan portfolio.

•
The U.S. faces a breach of the federal debt ceiling in the first quarter of 2014. Congress must successfully address the issue and failure to do so could bear negative consequences on the global, national, regional and local economies. This also adds to portfolio uncertainty and supports the higher unallocated at the review date.

•
Recently, in 2012 and forward, the Bank’s overall loss rate has exceeded its peer group. This may be due to a general lag effect and/or the extended foreclosure periods mandated by State law. A higher unallocated level is appropriate at this time to support this uncertainty of higher losses.

•
Estimating specific reserves on impaired loans presents challenges as external conditions, factors specific to individual credits and collateral values may change over subsequent periods. A review of specific reserves estimated on year end 2012 impaired loans found that 43% required adjustments in subsequent periods during 2013. This adjustment rate was in line with prior periods suggesting a risk of uncertainty and imprecision in the estimates thereby supporting some level of unallocated for unanticipated changes.

•
A recent internal analysis on OREO property sales found that properties sold, on average, approximately 18% below the appraised value of the property at the time of take in. Based on the analysis, Management has been applying a 20% additional discount factor, exclusive of the estimated costs to sell, to arrive at OREO take-in amounts. This will impact the allowance as these potential additional write downs would be taken against the allowance. The unallocated provides additional funds for these adjustments.

•
From 2009 to the present, a period of historically high losses for the Bank, the required reserve estimate as a percent of total loans averaged 1.33%, and ranged from a low of .88% to a high of 1.60%. In dollars, the range is from $10 million to$13 million. The current allowance level including the unallocated sits in the middle of this range. The present situation indicates improving economic conditions and Bank loan quality. The continued view of the economic recovery is one moving at a slow to moderate pace. Consequently, caution remains appropriate at the evaluation date regarding the direction of the economy, the uncertain consequences of the Federal Reserve monetary tightening and their potential collective impact on Bank loan portfolio quality. Such uncertainties support the unallocated position.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 24.5% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2013. Construction loans and non-owner-occupied commercial real estate loans are at 75.6% of total capital, well under regulatory guidance of 300.0% of capital at December 31, 2013.
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

The First Bancorp - 2013 Form 10-K - Page 80

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2013:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$16,000	$—	$265,000	$—	$281,000
2 Above average	14,565,000	804,000	6,719,000	16,230,000	38,318,000
3 Satisfactory	45,213,000	871,000	14,852,000	2,887,000	63,823,000
4 Average	100,343,000	14,938,000	45,792,000	—	161,073,000
5 Watch	32,326,000	26,000	10,439,000	—	42,791,000
6 OAEM	26,102,000	2,948,000	3,238,000	—	32,288,000
7 Substandard	27,115,000	795,000	13,622,000	—	41,532,000
8 Doubtful	263,000	—	362,000	—	625,000
Total	$245,943,000	$20,382,000	$95,289,000	$19,117,000	$380,731,000
The First Bancorp - 2013 Form 10-K - Page 81

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2013. Allowance for loan losses activity for the years ended December 31, 2013, 2012 and 2011 was as follows:

For the year ended December 31, 2013	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Chargeoffs	150,000	963,000	2,583,000	—	1,118,000	—	611,000	430,000	—	5,855,000
Recoveries	—	—	359,000	—	103,000	—	24,000	183,000	—	669,000
Provision (credit)	(1,113,000)	179,000	2,450,000	(3,000)	1,005,000	10,000	608,000	228,000	836,000	4,200,000
Ending balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Ending balance specifically evaluated for impairment	$890,000	$272,000	$841,000	$—	$404,000	$—	$54,000	$—	$—	$2,461,000
Ending balance collectively evaluated for impairment	$3,712,000	$303,000	$1,435,000	$15,000	$695,000	$21,000	$621,000	$573,000	$1,678,000	$9,053,000
Related loan balances:
Ending balance	$245,943,000	$20,382,000	$95,289,000	$19,117,000	$377,218,000	$11,803,000	$91,549,000	$15,066,000	$—	$876,367,000
Ending balance specifically evaluated for impairment	$14,935,000	$1,284,000	$6,698,000	$—	$17,786,000	$—	$1,648,000	$—	$—	$42,351,000
Ending balance collectively evaluated for impairment	$231,008,000	$19,098,000	$88,591,000	$19,117,000	$359,432,000	$11,803,000	$89,901,000	$15,066,000	$—	$834,016,000

The First Bancorp - 2013 Form 10-K - Page 82

For the year ended December 31, 2012	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Chargeoffs	1,394,000	928,000	3,215,000	—	1,911,000	389,000	688,000	555,000	—	9,080,000
Recoveries	13,000	246,000	113,000	—	110,000	54,000	1,000	208,000	—	745,000
Provision (credit)	1,587,000	1,383,000	3,089,000	(1,000)	1,751,000	91,000	746,000	355,000	(1,166,000)	7,835,000
Ending balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Ending balance specifically evaluated for impairment	$1,523,000	$969,000	$652,000	$—	$395,000	$—	$—	$—	$—	$3,539,000
Ending balance collectively evaluated for impairment	$4,342,000	$390,000	$1,398,000	$18,000	$714,000	$11,000	$654,000	$592,000	$842,000	$8,961,000
Related loan balances:
Ending balance	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$379,447,000	$6,459,000	$99,082,000	$14,657,000	$—	$869,284,000
Ending balance specifically evaluated for impairment	$15,774,000	$3,354,000	$5,861,000	$—	$19,444,000	$—	$1,311,000	$—	$—	$45,744,000
Ending balance collectively evaluated for impairment	$235,561,000	$19,063,000	$75,322,000	$14,704,000	$360,003,000	$6,459,000	$97,771,000	$14,657,000	$—	$823,540,000

For the year ended December 31, 2011	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,260,000	$1,012,000	$2,377,000	$19,000	$1,408,000	$44,000	$670,000	$646,000	$1,880,000	$13,316,000
Chargeoffs	1,619,000	346,000	6,492,000	—	1,421,000	505,000	415,000	381,000	—	11,179,000
Recoveries	23,000	—	60,000	—	7,000	—	1,000	222,000	—	313,000
Provision (credit)	1,995,000	(8,000)	6,118,000	—	1,165,000	716,000	339,000	97,000	128,000	10,550,000
Ending balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Ending balance specifically evaluated for impairment	$808,000	$33,000	$402,000	$—	$478,000	$235,000	$91,000	$11,000	$—	$2,058,000
Ending balance collectively evaluated for impairment	$4,851,000	$625,000	$1,661,000	$19,000	$681,000	$20,000	$504,000	$573,000	$2,008,000	$10,942,000
Related loan balances:
Ending balance	$255,424,000	$32,574,000	$86,982,000	$16,221,000	$341,286,000	$10,469,000	$105,244,000	$16,788,000	$—	$864,988,000
Ending balance specifically evaluated for impairment	$10,141,000	$5,702,000	$7,042,000	$—	$16,821,000	$1,198,000	$1,163,000	$53,000	$—	$42,120,000
Ending balance collectively evaluated for impairment	$245,283,000	$26,872,000	$79,940,000	$16,221,000	$324,465,000	$9,271,000	$104,081,000	$16,735,000	$—	$822,868,000

The First Bancorp - 2013 Form 10-K - Page 83

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2013	2012
Land	$4,532,000	$4,532,000
Land improvements	799,000	781,000
Buildings	19,668,000	18,958,000
Equipment	12,196,000	11,592,000
	37,195,000	35,863,000
Less accumulated depreciation	13,579,000	12,875,000
	$23,616,000	$22,988,000

Based on current contractual agreements (leases), Management anticipates rental revenue over the next 5 years to be $149,000 in 2014, $107,000 in 2015, $72,000 in 2016, $56,000 in 2017 and $13,000 in 2018.

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2013	2012
Real estate acquired in settlement of loans	$4,807,000	$7,593,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2013	2012	2011
Balance at beginning of year	$373,000	$436,000	$132,000
Losses charged to allowance	(544,000)	(460,000)	(980,000)
Provision charged to operating expenses	501,000	397,000	1,284,000
Balance at end of year	$330,000	$373,000	$436,000

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

The First Bancorp - 2013 Form 10-K - Page 84

The acquisition-date estimated fair values of assets acquired and liabilities assumed in Rockland and Bangor were as follows:

Assets
Cash	$25,297,000
Loans	224,000
Bank premises and equipment	3,776,000
Accrued interest receivable and other assets	24,000
Core deposit intangible	432,000
Goodwill	2,121,000
Liabilities
Deposits	$31,858,000
Accrued interest and other liabilities	16,000

The purchase premium of $2,553,000 was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense is included in other noninterest expense in the consolidated statements of income and comprehensive income (loss) and is deductible for tax purposes. Amortization expense was $43,000 in 2013. As of December 31, 2013, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$43,000
2015	43,000
2016	43,000
2017	43,000
2018	43,000
Thereafter	174,000
Total	$389,000

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

On January 14, 2005, the Company acquired FNB Bankshares ("FNB") of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life, and goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, "Intangibles – Goodwill and Other".  As of December 31, 2013, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

The First Bancorp - 2013 Form 10-K - Page 85

Note 10. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2013	2012	2011
Federal income tax
Current	$3,234,000	$3,239,000	$2,828,000
Deferred	(56,000)	(108,000)	730,000
	3,178,000	3,131,000	3,558,000
State franchise tax	247,000	240,000	233,000
	$3,425,000	$3,371,000	$3,791,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2013	2012	2011
Expected tax expense	$5,736,000	$5,621,000	$5,654,000
Non-taxable income	(2,326,000)	(2,096,000)	(1,794,000)
State franchise tax, net of federal tax benefit	160,000	156,000	152,000
Tax credits	(414,000)	(414,000)	(383,000)
Other	269,000	104,000	162,000
	$3,425,000	$3,371,000	$3,791,000

Deferred tax assets and liabilities are classified as other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2013 and 2012 are as follows:

	2013	2012
Allowance for loan losses	$4,030,000	$4,375,000
OREO	116,000	131,000
Accrued pension and post-retirement	1,334,000	1,412,000
Unrealized loss on securities available for sale	3,549,000	—
Goodwill	206,000	—
Tax credits, carried forward	539,000	103,000
Other assets	163,000	89,000
Total deferred tax asset	9,937,000	6,110,000
Net deferred loan costs	(884,000)	(770,000)
Depreciation	(2,672,000)	(2,326,000)
Unrealized gain on securities available for sale	—	(4,275,000)
Mortgage servicing rights	(405,000)	(303,000)
Core deposit intangible	(99,000)	(203,000)
Investment in flow through entities	(361,000)	(323,000)
Prepaid expense	(316,000)	(422,000)
Total deferred tax liability	(4,737,000)	(8,622,000)
Net deferred tax asset (liability)	$5,200,000	$(2,512,000)

At December 31, 2013, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at

The First Bancorp - 2013 Form 10-K - Page 86

$636,000 and $636,000 for each of the years ended December 31, 2013 and 2012, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $520,000 and $476,000 for the years ended December 31, 2013 and 2012, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,026,000 and $1,546,000 at December 31, 2013 and 2012, respectively, and is recorded in other assets. The Company's total exposure to these limited partnerships was $4,526,000 and $5,046,000, at December 31, 2013 and 2012, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012.

Note 11. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Certificates of deposit < $100,000	$210,321,000	$199,265,000
Certificates $100,000 to $250,000	278,674,000	277,571,000
Certificates $250,000 and over	42,124,000	28,220,000
	$531,119,000	$505,056,000

At December 31, 2013, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2014	$126,442,000	$234,238,000	$360,680,000
2015	34,990,000	49,126,000	84,116,000
2016	35,076,000	16,415,000	51,491,000
2017	5,837,000	6,332,000	12,169,000
2018	7,657,000	14,687,000	22,344,000
2019	$319,000	$—	$319,000
	$210,321,000	$320,798,000	$531,119,000

Interest on certificates of deposit of $100,000 or more was $3,280,000, $3,358,000, and $3,606,000 in 2013, 2012 and 2011, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB), Treasury Tax & Loan Notes, and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2013, the Bank's total FHLB borrowing capacity, based on its holding of FHLB stock, was $234,404,000 of which $49,800,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2013, had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $48,000,000 in credit lines with correspondent banks and a credit facility of $131,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

The First Bancorp - 2013 Form 10-K - Page 87

Borrowed funds at December 31, 2013 and 2012 have the following range of interest rates and maturity dates:

As of December 31, 2013
Federal Home Loan Bank Advances
2014	0.28%-3.20%	$54,500,000
2015	2.03%-2.98%	40,000,000
2016	2.36%-2.44%	30,000,000
2017	0.99%-3.69%	30,000,000
2018	2.25%-3.25%	30,000,000
2019 and thereafter	0.00%	148,000
		184,648,000
Repurchase agreements
Municipal and commercial customers	0.20%-1.89%	94,477,000
		$279,125,000

As of December 31, 2012
Federal Home Loan Bank Advances
2013	0.16%-0.31%	$41,245,000
2014	2.73%-3.20%	10,000,000
2015	2.03%-2.98%	40,000,000
2016	2.36%-2.44%	30,000,000
2017	0.99%-3.69%	30,000,000
2018 and thereafter	0.00%-3.25%	30,156,000
		181,401,000
Repurchase agreements
Municipal and commercial customers	0.20%-1.89%	101,504,000
		$282,905,000

Note 13. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS-determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2013, 2012, and 2011. The expense related to the 401(k) plan was $414,000, $363,000, and $341,000 in 2013, 2012, and 2011, respectively.

Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $309,000 in 2013, $289,000 in 2012, and $307,000 in 2011. As of December 31, 2013 and 2012, the accrued liability of these plans was $2,333,000 and $2,080,000, respectively.

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

The First Bancorp - 2013 Form 10-K - Page 88

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

At December 31,	2013	2012	2011
Change in benefit obligations
Benefit obligation at beginning of year:	$1,954,000	$1,848,000	$1,796,000
Service cost	21,000	16,000	12,000
Interest cost	86,000	107,000	112,000
Benefits paid	(107,000)	(103,000)	(134,000)
Actuarial (gain) loss	(475,000)	86,000	62,000
Benefit obligation at end of year:	$1,479,000	$1,954,000	$1,848,000
Funded status
Benefit obligation at end of year	$(1,479,000)	$(1,954,000)	$(1,848,000)
Unamortized (gain) loss	(289,000)	186,000	100,000
Unrecognized transition obligation	—	5,000	34,000
Accrued benefit cost	$(1,768,000)	$(1,763,000)	$(1,714,000)
Weighted average discount rate as of December 31	5.0%	4.5%	6.5%

The following table sets forth the net periodic pension cost:

For the years ended December 31,	2013	2012	2011
Components of net periodic benefit cost
Service cost	$21,000	$16,000	$12,000
Interest cost	86,000	107,000	112,000
Amortization of unrecognized transition obligation	5,000	29,000	29,000
Amortization of accumulated losses	—	—	11,000
Net periodic benefit cost	$112,000	$152,000	$164,000
Weighted average discount rate for net periodic cost	4.5%	6.5%	6.5%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2014 is $102,000. For years ending 2015 through 2018, the estimated amount of benefits to be paid is $103,000, $117,000, $118,000 and $119,000 respectively, and the total estimated amount of benefits to be paid for years ended 2019 through 2023 is $551,000. Plan expense for 2014 is estimated to be $59,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2013	2012	Portion to Be Recognized in Income in 2014
Unamortized net actuarial gain (loss)	$289,000	$(186,000)	$12,000
Unrecognized transition obligation	—	(5,000)	—
	289,000	(191,000)	12,000
Deferred tax benefit (expense) at 35%	(101,000)	68,000	(4,000)
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$188,000	$(123,000)	$8,000

The First Bancorp - 2013 Form 10-K - Page 89

Note 14. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

For the years ended December 31,	2013	2012	2011
Balance at beginning of year	$7,940,000	$7,401,000	$(2,057,000)
Unrealized gains (losses) arising during the period	(21,268,000)	2,797,000	17,844,000
Realized gains during the period	(1,087,000)	(1,968,000)	(3,293,000)
Related deferred taxes	7,824,000	(290,000)	(5,093,000)
Net change	(14,531,000)	539,000	9,458,000
Balance at end of year	$(6,591,000)	$7,940,000	$7,401,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income (loss) and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011:

For the years ended December 31,	2013	2012	2011
Unrecognized postretirement benefits at beginning of period	$(123,000)	$(87,000)	$(73,000)
Amortization of unrecognized transition obligation	5,000	29,000	29,000
Change in unamortized net actuarial gain (loss)	475,000	(86,000)	(51,000)
Related deferred taxes	(169,000)	21,000	8,000
Unrecognized postretirement benefits at end of period	$188,000	$(123,000)	$(87,000)

Note 15. Preferred and Common Stock

Preferred Stock

On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares called for cumulative dividends at a rate of 5.0% per year for the first 5 years, and at a rate of 9.0% per year in following years, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
On August 24, 2011, the Company repurchased $12,500,000 of the CPP Shares. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. On March 27, 2013, the Company repurchased $2,500,000 of the CPP Shares with funds from its operating account. On May 8, 2013, the Company repurchased the remaining $10,000,000 of the CPP Shares using proceeds from the Company's common stock offering in the first quarter of 2013, All the repurchase transactions were approved by the Federal Reserve Bank of Boston, the Company's primary regulator.
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
The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after 10 years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and is being accreted back to the value of the CPP Shares over a five-year

The First Bancorp - 2013 Form 10-K - Page 90

period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transaction and remain outstanding.

Common Stock

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2013, 533,796 shares had been issued pursuant to these plans, leaving 166,204 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 11,385 shares in 2013, 12,451 shares in 2012, and 12,775 shares in 2011.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2013, 212,588 shares have been issued, leaving 387,412 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 12,008 shares in 2013, 14,056 shares in 2012, and 14,387 shares in 2011.
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013.

Note 16. Stock Options and Stock-Based Compensation

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
As of December 31, 2013, 46,841 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	1.1
2011	5.0	5,500	2.1
2012	3.0	2,027	1.2
2012	4.0	2,704	2.2
2012	5.0	7,996	3.2
2013	2.0	8,529	1.0
2013	3.0	8,886	2.1
2013	5.0	9,699	4.1
		46,841	2.4

The compensation cost related to these restricted stock grants was $756,000 and will be recognized over the vesting terms of each grant. In 2013, $214,000 of expense was recognized for these restricted shares, leaving $433,000 in unrecognized expense as of December 31, 2013. In 2012, $85,000 of expense was recognized for restricted shares, leaving $207,000 in unrecognized expense as of December 31, 2012.
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
The Company applies the fair value recognition provisions of FASB ASC Topic 718, "Compensation – Stock Compensation", to stock-based employee compensation. As of December 31, 2013, all outstanding options were fully vested and all compensation

The First Bancorp - 2013 Form 10-K - Page 91

cost for options had been recognized. A summary of the status of outstanding stock options as of December 31, 2013 and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	42,000	$18.00
Granted in 2013	—	—
Exercised in 2013	—	$—		$—
Forfeited in 2013	—	—
Outstanding at December 31, 2013	42,000	$18.00	1.0	—
Exercisable at December 31, 2013	42,000	$18.00	1.0	—

The First Bancorp - 2013 Form 10-K - Page 92

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2013
Net income as reported	$12,965,000
Less dividends and amortization of premium on preferred stock	384,000
Basic EPS: Income available to common shareholders	12,581,000	10,469,446	$1.20
Effect of dilutive securities: warrants and restricted stock		51,609
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,581,000	10,521,055	$1.20
For the year ended December 31, 2012
Net income as reported	$12,688,000
Less dividends and amortization of premium on preferred stock	723,000
Basic EPS: Income available to common shareholders	11,965,000	9,828,925	$1.22
Effect of dilutive securities: restricted stock		17,606
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,965,000	9,846,531	$1.22
For the year ended December 31, 2011
Net income as reported	$12,364,000
Less dividends and amortization of premium on preferred stock	1,208,000
Basic EPS: Income available to common shareholders	11,156,000	9,788,610	$1.14
Effect of dilutive securities: incentive stock options and restricted stock		9,619
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,156,000	9,798,229	$1.14

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
The following table presents the number of options and warrants outstanding as of December 31, 2013, 2012 and 2011 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to U.S. Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000
As of December 31, 2012
Incentive stock options	42,000	—	42,000
Warrants issued to U.S. Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904
As of December 31, 2011
Incentive stock options	51,000	9,000	42,000
Warrants issued to U.S. Treasury	225,904	—	225,904
Total dilutive securities	276,904	9,000	267,904

The First Bancorp - 2013 Form 10-K - Page 93

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2014 will be 2014 earnings plus retained earnings of $9,238,000 from 2013 and 2012.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2013, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2013
Tier 2 capital to	$131,146,000	$65,996,000	$82,495,000
risk-weighted assets	15.90%	8.00%	10.00%
Tier 1 capital to	$120,819,000	$32,998,000	$49,497,000
risk-weighted assets	14.65%	4.00%	6.00%
Tier 1 capital to	$120,819,000	$57,203,000	$71,504,000
average assets	8.45%	4.00%	5.00%
As of December 31, 2012
Tier 2 capital to	$124,366,000	$63,531,000	$79,414,000
risk-weighted assets	15.66%	8.00%	10.00%
Tier 1 capital to	$114,419,000	$31,765,000	$47,648,000
risk-weighted assets	14.41%	4.00%	6.00%
Tier 1 capital to	$114,419,000	$55,636,000	$69,545,000
average assets	8.23%	4.00%	5.00%

The First Bancorp - 2013 Form 10-K - Page 94

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2013
Tier 2 capital to	$132,294,000	$66,005,000	n/a
risk-weighted assets	16.03%	8.00%	n/a
Tier 1 capital to	$121,967,000	$33,002,000	n/a
risk-weighted assets	14.78%	4.00%	n/a
Tier 1 capital to	$121,967,000	$56,280,000	n/a
average assets	8.67%	4.00%	n/a
As of December 31, 2012
Tier 2 capital to	$127,557,000	$63,579,000	n/a
risk-weighted assets	16.05%	8.00%	n/a
Tier 1 capital to	$117,603,000	$31,790,000	n/a
risk-weighted assets	14.80%	4.00%	n/a
Tier 1 capital to	$117,603,000	$55,628,000	n/a
average assets	8.46%	4.00%	n/a

Note 19. Off-Balance-Sheet Financial Instruments and Concentrations of Credit Risk

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2013, 2012 or 2011.
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At December 31, 2013 and 2012, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

The First Bancorp - 2013 Form 10-K - Page 95

As of December 31,	2013	2012
Unused lines, collateralized by residential real estate	$58,265,000	$56,420,000
Other unused commitments	48,646,000	45,747,000
Standby letters of credit	4,086,000	2,700,000
Commitments to extend credit	7,224,000	6,245,000
Total	$118,221,000	$111,112,000

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

Note 20. Fair Value Disclosures

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

Investment Securities
The fair values of investment securities are estimated by independent providers based on quoted prices for similar securities. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. As such, the Company classifies investment securities as Level 2. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values.

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

The First Bancorp - 2013 Form 10-K - Page 96

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral, as determined by reference to sales prices of similar properties, less costs to sell. As such, the Company classifies impaired loans as Level 2.

Other Real Estate Owned
Real estate acquired through foreclosure is initially recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of sales prices of similar properties. As such, the Company records other real estate owned as nonrecurring Level 2.

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

The First Bancorp - 2013 Form 10-K - Page 97

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$177,729,000	$—	$177,729,000
State and political subdivisions	—	126,315,000	—	126,315,000
Other equity securities	—	1,780,000	—	1,780,000
Total assets	$—	$305,824,000	$—	$305,824,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$169,093,000	$—	$169,093,000
State and political subdivisions	—	120,944,000	—	120,944,000
Other equity securities	—	1,577,000	—	1,577,000
Total assets	$—	$291,614,000	$—	$291,614,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table presents assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $330,000 and $373,000 at December 2013 and 2012, respectively. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of their related specific allowance for loan losses of $1,309,000 and $3,539,000 at December 31, 2013 and 2012, respectively. The December 31, 2012 non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly the December 31, 2013 fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,807,000	$—	$4,807,000
Impaired loans	—	1,116,000	—	1,116,000
Total Assets	$—	$5,923,000	$—	$5,923,000

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,593,000	$—	$7,593,000
Impaired loans	—	13,923,000	—	13,923,000
Total Assets	$—	$21,516,000	$—	$21,516,000

The First Bancorp - 2013 Form 10-K - Page 98

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
The carrying amounts and estimated fair values for financial instruments as of December 31, 2013 were as follows:

	Carrying	Estimated
As of December 31, 2013	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,570,000	$16,570,000	$16,570,000	$—	$—
Interest bearing deposits in other banks	2,562,000	2,562,000	2,562,000	—	—
Securities available for sale	305,824,000	305,824,000	—	305,824,000	—
Securities to be held to maturity	169,277,000	158,336,000	—	158,336,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	83,000	83,000	—	83,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,555,000	239,973,000	—	109,000	239,864,000
Construction	19,709,000	19,661,000	—	—	19,661,000
Other	92,625,000	92,855,000	—	229,000	92,626,000
Municipal	19,099,000	19,358,000	—	—	19,358,000
Residential
Term	375,932,000	381,918,000	—	778,000	381,140,000
Construction	11,778,000	11,794,000	—	—	11,794,000
Home equity line of credit	90,759,000	90,542,000	—	—	90,542,000
Consumer	14,396,000	14,438,000	—	—	14,438,000
Total loans	864,853,000	870,539,000	—	1,116,000	869,423,000
Mortgage servicing rights	1,158,000	1,948,000	—	1,948,000	—
Accrued interest receivable	5,038,000	5,038,000	—	5,038,000	—
Financial liabilities
Demand deposits	$106,125,000	$96,175,000	$—	$96,175,000	$—
NOW deposits	151,322,000	129,815,000	—	129,815,000	—
Money market deposits	86,730,000	67,968,000	—	67,968,000	—
Savings deposits	149,103,000	122,891,000	—	122,891,000	—
Local certificates of deposit	226,658,000	228,767,000	—	228,767,000	—
National certificates of deposit	304,461,000	306,346,000	—	306,346,000	—
Total deposits	1,024,399,000	951,962,000	—	951,962,000	—
Repurchase agreements	94,477,000	94,477,000	—	94,477,000	—
Federal Home Loan Bank advances	184,648,000	189,644,000	—	189,644,000	—
Total borrowed funds	279,125,000	284,121,000	—	284,121,000	—
Accrued interest payable	599,000	599,000	—	599,000	—

The First Bancorp - 2013 Form 10-K - Page 99

The carrying amounts and estimated fair values for financial instruments as of December 31, 2012 were as follows:

	Carrying	Estimated
As of December 31, 2012	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,958,000	$14,958,000	$14,958,000	$—	$—
Interest bearing deposits in other banks	1,638,000	1,638,000	1,638,000	—	—
Securities available for sale	291,614,000	291,614,000	—	291,614,000	—
Securities to be held to maturity	143,320,000	150,247,000	—	150,247,000	—
Restricted equity securities	14,448,000	14,448,000	—	14,448,000	—
Loans held for sale	1,035,000	1,035,000	—	1,035,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,046,000	244,365,000	—	4,865,000	239,500,000
Construction	20,960,000	20,902,000	—	2,284,000	18,618,000
Other	78,985,000	79,312,000	—	472,000	78,840,000
Municipal	14,685,000	16,058,000	—	—	16,058,000
Residential
Term	378,258,000	390,223,000	—	6,302,000	383,921,000
Construction	6,447,000	6,430,000	—	—	6,430,000
Home equity line of credit	98,381,000	99,038,000	—	—	99,038,000
Consumer	14,022,000	14,392,000	—	—	14,392,000
Total loans	856,784,000	870,720,000	—	13,923,000	856,797,000
Mortgage servicing rights	867,000	1,228,000	—	1,228,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$90,252,000	$91,544,000	$—	$91,544,000	$—
NOW deposits	147,309,000	141,436,000	—	141,436,000	—
Money market deposits	80,983,000	71,799,000	—	71,799,000	—
Savings deposits	135,250,000	126,142,000	—	126,142,000	—
Local certificates of deposit	218,571,000	223,748,000	—	223,748,000	—
National certificates of deposit	286,485,000	290,457,000	—	290,457,000	—
Total deposits	958,850,000	945,126,000	—	945,126,000	—
Repurchase agreements	101,504,000	101,504,000	—	101,504,000	—
Federal Home Loan Bank advances	181,401,000	189,321,000	—	189,321,000	—
Total borrowed funds	282,905,000	290,825,000	—	290,825,000	—
Accrued interest payable	619,000	619,000	—	619,000	—

The First Bancorp - 2013 Form 10-K - Page 100

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2013	2012	2011
Other operating income
ATM and debit card income	$2,440,000	$1,994,000	$1,744,000
Other operating expense
Advertising and marketing expense	$1,117,000	$935,000	$713,000
Accounting and auditing expenses	674,000	630,000	631,000
Collections/foreclosures/ other real estate owned expense	878,000	606,000	964,000
ATM and interchange expense	778,000	940,000	848,000
Legal fees and expenses	482,000	715,000	670,000
Note 22. Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of Management, will have no material effect on the Company's consolidated financial statements.

Note 23. Reclassifications

Certain items from prior years were reclassified in the financial statements to conform with the current year presentation. These do not have a material impact on the balance sheet or statement of income presentations.

The First Bancorp - 2013 Form 10-K - Page 101

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2013	2012
Assets
Cash and cash equivalents	$1,113,000	$2,685,000
Dividends receivable	1,500,000	1,900,000
Investments	543,000	429,000
Investment in subsidiary	117,391,000	125,580,000
Premises and equipment	32,000	43,000
Goodwill	27,559,000	27,559,000
Other assets	203,000	72,000
Total assets	$148,341,000	$158,268,000
Liabilities and shareholders' equity
Dividends payable	$2,134,000	$1,923,000
Other liabilities	109,000	22,000
Total liabilities	2,243,000	1,945,000
Shareholders' equity
Preferred stock	—	12,402,000
Common stock	106,000	98,000
Additional paid-in capital	58,395,000	46,314,000
Retained earnings	87,523,000	97,509,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	74,000	—
Total accumulated other comprehensive income	74,000	—
Total shareholders' equity	146,098,000	156,323,000
Total liabilities and shareholders' equity	$148,341,000	$158,268,000

The First Bancorp - 2013 Form 10-K - Page 102

Statements of Income

For the years ended December 31,	2013	2012	2011
Interest and dividends on investments	$10,000	$10,000	$10,000
Net securities gains	—	—	153,000
Total income	10,000	10,000	163,000
Occupancy expense	11,000	8,000	4,000
Other operating expense	362,000	218,000	137,000
Total expense	373,000	226,000	141,000
Income (loss) before income taxes	(363,000)	(216,000)	22,000
Applicable income taxes	(128,000)	(76,000)	15,000
Income (loss) before Bank earnings	(235,000)	(140,000)	7,000
Equity in earnings of Bank
Remitted	7,096,000	9,694,000	8,710,000
Unremitted	6,104,000	3,134,000	3,647,000
Net income	$12,965,000	$12,688,000	$12,364,000

Statements of Cash Flows

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$12,965,000	$12,688,000	$12,364,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,000	8,000	13,000
Equity compensation expense	214,000	85,000	22,000
Gain on sale of investment	—	—	(153,000)
Increase in other assets	(132,000)	(15,000)	(42,000)
Decrease in dividend receivable	400,000	—	—
Increase (decrease) in other liabilities	258,000	(5,000)	44,000
Unremitted earnings of Bank	(6,104,000)	(3,134,000)	(3,647,000)
Net cash provided by operating activities	7,612,000	9,627,000	8,601,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	—	—	12,773,000
Purchases of investments	—	—	(273,000)
Capital expenditures	—	(25,000)	(29,000)
Net cash provided by (used in) investing activities	—	(25,000)	12,471,000
Cash flows from financing activities:
Payment to repurchase preferred stock	(12,500,000)	—	(12,500,000)
Proceeds from sale of common stock	11,973,000	499,000	431,000
Dividends paid	(8,657,000)	(8,310,000)	(8,751,000)
Net cash used in financing activities	(9,184,000)	(7,811,000)	(20,820,000)
Net increase (decrease) in cash and cash equivalents	(1,572,000)	1,791,000	252,000
Cash and cash equivalents at beginning of year	2,685,000	894,000	642,000
Cash and cash equivalents at end of year	$1,113,000	$2,685,000	$894,000

The First Bancorp - 2013 Form 10-K - Page 103

Note 25. New Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit entities to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial statements.
   In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this Update are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial statements.
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

The First Bancorp - 2013 Form 10-K - Page 104

Note 26. Quarterly Information
The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2012Q1	2012Q2	2012Q3	2012Q4	2013Q1	2013Q2	2013Q3	2013Q4
Balance Sheets
Cash and cash equivalents	$12,123	$14,192	$14,904	$14,958	$16,523	$18,683	$20,117	$16,570
Interest-bearing deposits in other banks	1,532	—	681	1,638	5,941	334	787	2,562
Investments	454,717	443,122	454,156	434,934	437,160	464,999	490,151	475,101
Restricted equity securities	14,823	14,448	14,448	14,448	13,912	13,912	13,912	13,912
Net loans and loans held for sale	858,122	867,808	855,132	857,819	851,001	854,448	851,171	864,936
Other assets	82,475	85,187	83,995	91,202	92,250	92,120	88,611	90,882
Total assets	$1,423,792	$1,424,757	$1,423,316	$1,414,999	$1,416,787	$1,444,496	$1,464,749	$1,463,963
Deposits	$1,015,835	$1,005,274	$944,547	$958,850	$975,861	$1,027,682	$1,037,466	$1,024,399
Borrowed funds	240,151	248,926	304,749	282,905	261,185	257,108	266,777	279,125
Other liabilities	16,213	17,152	17,383	16,921	16,070	13,734	13,853	14,341
Shareholders' equity	151,593	153,405	156,637	156,323	163,671	145,972	146,653	146,098
Total liabilities & equity	$1,423,792	$1,424,757	$1,423,316	$1,414,999	$1,416,787	$1,444,496	$1,464,749	$1,463,963
Income and Comprehensive Income (Loss) Statements
Interest income	$13,106	$13,133	$12,892	$12,694	$12,265	$12,249	$12,655	$12,767
Interest expense	3,300	3,215	3,222	3,201	3,102	3,138	3,150	3,106
Net interest income	9,806	9,918	9,670	9,493	9,163	9,111	9,505	9,661
Provision for loan losses	2,100	2,800	1,400	1,535	1,500	1,200	800	700
Net interest income after provision for loan losses	7,706	7,118	8,270	7,958	7,663	7,911	8,705	8,961
Non-interest income	2,168	3,896	2,492	2,722	3,288	3,579	2,621	2,599
Non-interest expense	6,178	6,730	6,595	6,768	7,389	7,423	7,006	7,119
Income before taxes	3,696	4,284	4,167	3,912	3,562	4,067	4,320	4,441
Income taxes	783	961	944	683	706	825	955	939
Net income	$2,913	$3,323	$3,223	$3,229	$2,856	$3,242	$3,365	$3,502
Basic earnings per share	$0.28	$0.32	$0.31	$0.31	$0.27	$0.29	$0.31	$0.33
Diluted earnings per share	$0.28	$0.32	$0.31	$0.31	$0.27	$0.29	$0.31	$0.33
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$(313)	$438	$1,962	$(1,548)	$(2,466)	$(8,907)	$(779)	$(2,076)
Unrecognized gain (loss) on postretirement benefits	5	5	5	(51)	4	4	—	—
Other comprehensive income (loss)	$(308)	$443	$1,967	$(1,599)	$(2,462)	$(8,903)	$(779)	$(2,076)
Comprehensive income (loss)	$2,605	$3,766	$5,190	$1,630	$394	$(5,661)	$2,586	$1,426

The First Bancorp - 2013 Form 10-K - Page 105

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited The First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of Management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 14, 2014

The First Bancorp - 2013 Form 10-K - Page 106

THIS PAGE INTENTIONALLY LEFT BLANK

The First Bancorp - 2013 Form 10-K - Page 107

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2013, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2013. The standard measures adopted by Management in making its evaluation are the measures in the 1992 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

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

/s/ Daniel R Daigneault                                                                                       /s/ F. Stephen Ward
Daniel R. Daigneault, President and Director                      F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                                           (Principal Financial Officer, Principal Accounting Officer)
March 14, 2014                                                                                                                March 14, 2014

The First Bancorp - 2013 Form 10-K - Page 108

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

The First Bancorp - 2013 Form 10-K - Page 109

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

The First Bancorp - 2013 Form 10-K - Page 110

Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Extension Definitions Linkbase

The First Bancorp - 2013 Form 10-K - Page 111

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ DANIEL R. DAIGNEAULT
Daniel R. Daigneault, President
March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL R. DAIGNEAULT	/s/ F. STEPHEN WARD
Daniel R. Daigneault, President and Director	F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 14, 2014	March 14, 2014

/s/ DAVID B. SOULE, JR.	/s/ TONY C. MCKIM
David B. Soule, Jr., Director and Chairman of the Board	Tony C. McKim, Director
March 14, 2014	March 14, 2014

/s/ KATHERINE M. BOYD	/s/ CARL S. POOLE, JR.
Katherine M. Boyd, Director	Carl S. Poole, Jr.
March 14, 2014	March 14, 2014

/s/ ROBERT B. GREGORY	/s/ MARK N. ROSBOROUGH
Robert B. Gregory, Director	Mark N. Rosborough
March 14, 2014	March 14, 2014

/s/ STUART G. SMITH	/s/ BRUCE A. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 14, 2014	March 14, 2014

The First Bancorp - 2013 Form 10-K - Page 112