Form 10-Q
period 2014-03-31
First Bancorp, Inc /ME/
filed 2014-05-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2014
Common Stock: 10,707,601 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock Options and Stock Based Compensation	Page 29
Note 6 – Preferred and Common Stock	Page 30
Note 7 – Earnings Per Share	Page 31
Note 8 – Employee Benefit Plans	Page 31
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 – Acquisitions and Intangible Assets	Page 33
Note 11 – Mortgage Servicing Rights	Page 34
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 35
Note 14 – Reclassifications	Page 35
Note 15 – Fair Value Disclosures	Page 35
Note 16 – Impact of Recently Issued Accounting Standards	Page 41
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 43
Forward-Looking Statements	Page 43
Critical Accounting Policies	Page 43
Use of Non-GAAP Financial Measures	Page 44
Executive Summary	Page 45
Net Interest Income	Page 46
Average Daily Balance Sheets	Page 48
Non-Interest Income	Page 49
Non-Interest Expense	Page 49
Income Taxes	Page 49
Investments	Page 49
Impaired Securities	Page 51
Federal Home Loan Bank Stock	Page 53
Loans and Loans Held for Sale	Page 53
Credit Risk Management and Allowance for Loan Losses	Page 55
Non-Performing Loans and Troubled Debt Restructured	Page 59
Impaired Loans	Page 62
Past Due Loans	Page 62
Potential Problem Loans and Loans in Process of Foreclosure	Page 62
Other Real Estate Owned	Page 63
Liquidity Management	Page 64
Deposits	Page 65
Borrowed Funds	Page 65

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2014	2013

Summary of Operations
Interest Income	$12,623	$12,265
Interest Expense	2,912	3,102
Net Interest Income	9,711	9,163
Provision for Loan Losses	400	1,500
Non-Interest Income	2,332	3,288
Non-Interest Expense	7,252	7,389
Net Income	3,428	2,856
Per Common Share Data
Basic Earnings per Share	$0.32	$0.27
Diluted Earnings per Share	0.32	0.27
Cash Dividends Declared	0.200	0.195
Book Value per Common Share	14.24	14.43
Tangible Book Value per Common Share[2]	11.40	11.55
Market Value	16.30	18.01
Financial Ratios
Return on Average Equity[1]	9.19%	7.96%
Return on Average Tangible Common Equity[1,2]	11.51%	9.45%
Return on Average Assets[1]	0.95%	0.82%
Average Equity to Average Assets	10.29%	11.13%
Average Tangible Equity to Average Assets[2]	8.22%	8.96%
Net Interest Margin Tax-Equivalent[1,2]	3.13%	3.06%
Dividend Payout Ratio	62.50%	72.22%
Allowance for Loan Losses/Total Loans	1.34%	1.47%
Non-Performing Loans to Total Loans	1.63%	2.42%
Non-Performing Assets to Total Assets	1.30%	2.00%
Efficiency Ratio[2]	55.90%	56.63%
At Period End
Total Assets	$1,466,117	$1,416,787
Total Loans	868,914	863,477
Total Investment Securities	502,465	451,072
Total Deposits	1,045,970	975,861
Total Shareholders' Equity	152,416	163,671
1Annualized using a 365-day basis for both years.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2014 and 2013 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
May 9, 2014

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Cash and cash equivalents	$13,894,000	$16,570,000	$16,523,000
Interest bearing deposits in other banks	2,935,000	2,562,000	5,941,000
Securities available for sale	305,700,000	305,824,000	286,369,000
Securities to be held to maturity (fair value of $176,562,000 at March 31, 2014, $158,336,000 at December 31, 2013 and $156,552,000 at March 31, 2013)	182,853,000	169,277,000	150,791,000
Restricted equity securities, at cost	13,912,000	13,912,000	13,912,000
Loans held for sale	56,000	83,000	244,000
Loans	868,914,000	876,367,000	863,477,000
Less allowance for loan losses	11,655,000	11,514,000	12,720,000
Net loans	857,259,000	864,853,000	850,757,000
Accrued interest receivable	5,962,000	5,038,000	5,709,000
Premises and equipment, net	23,239,000	23,616,000	22,867,000
Other real estate owned	4,934,000	4,807,000	7,387,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	25,568,000	27,616,000	26,482,000
Total assets	$1,466,117,000	$1,463,963,000	$1,416,787,000
Liabilities
Demand deposits	$94,260,000	$106,125,000	$81,467,000
NOW deposits	158,278,000	151,322,000	137,356,000
Money market deposits	89,382,000	86,730,000	88,344,000
Savings deposits	149,076,000	149,103,000	141,541,000
Certificates of deposit	554,974,000	531,119,000	527,153,000
Total deposits	1,045,970,000	1,024,399,000	975,861,000
Borrowed funds – short term	123,372,000	148,977,000	121,031,000
Borrowed funds – long term	130,147,000	130,148,000	140,154,000
Other liabilities	14,212,000	14,341,000	16,070,000
Total liabilities	1,313,701,000	1,317,865,000	1,253,116,000
Shareholders' equity
Preferred stock, $1,000 preference value per share	—	—	9,926,000
Common stock, one cent par value per share	107,000	106,000	106,000
Additional paid-in capital	58,600,000	58,395,000	57,985,000
Retained earnings	95,288,000	94,000,000	90,299,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(1,767,000)	(6,591,000)	5,474,000
Net unrealized gain (loss) on postretirement benefit costs	188,000	188,000	(119,000)
Total shareholders' equity	152,416,000	146,098,000	163,671,000
Total liabilities & shareholders' equity	$1,466,117,000	$1,463,963,000	$1,416,787,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,703,272	10,671,192	10,653,799
Book value per common share	$14.24	$13.69	$14.43
Tangible book value per common share	$11.40	$10.83	$11.55

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$8,578,000	$8,792,000
Interest on deposits with other banks	2,000	2,000
Interest and dividends on investments	4,043,000	3,471,000
Total interest income	12,623,000	12,265,000
Interest expense
Interest on deposits	1,825,000	1,987,000
Interest on borrowed funds	1,087,000	1,115,000
Total interest expense	2,912,000	3,102,000
Net interest income	9,711,000	9,163,000
Provision for loan losses	400,000	1,500,000
Net interest income after provision for loan losses	9,311,000	7,663,000
Non-interest income
Investment management and fiduciary income	517,000	449,000
Service charges on deposit accounts	619,000	648,000
Net securities gains	36,000	299,000
Mortgage origination and servicing income, net of amortization	194,000	896,000
Other operating income	966,000	996,000
Total non-interest income	2,332,000	3,288,000
Non-interest expense
Salaries and employee benefits	3,697,000	3,474,000
Occupancy expense	612,000	547,000
Furniture and equipment expense	697,000	622,000
FDIC insurance premiums	265,000	290,000
Amortization of identified intangibles	82,000	82,000
Other operating expense	1,899,000	2,374,000
Total non-interest expense	7,252,000	7,389,000
Income before income taxes	4,391,000	3,562,000
Income tax expense	963,000	706,000
NET INCOME	$3,428,000	$2,856,000
Basic earnings per common share	$0.32	$0.27
Diluted earnings per common share	$0.32	$0.27
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	4,824,000	(2,466,000)
Net unrecognized gain on postretirement benefits	—	4,000
Other comprehensive income (loss)	4,824,000	(2,462,000)
Comprehensive income	$8,252,000	$394,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	2,856,000	—	2,856,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(2,466,000)	(2,466,000)
Amortization of unrecognized transition obligation for postretirement benefits, net of tax	—	—	—	—	4,000	4,000
Comprehensive income	—	—	—	2,856,000	(2,462,000)	394,000
Cash dividends declared on preferred stock	—	—	—	(171,000)	—	(171,000)
Cash dividends declared on common stock ($0.195 per share)	—	—	—	(2,078,000)	—	(2,078,000)
Equity compensation expense	—	—	54,000	—	—	54,000
Amortization of premium for preferred stock issuance	24,000	—	(24,000)	—	—	—
Payment to repurchase preferred stock	(2,500,000)	—	—	—	—	(2,500,000)
Proceeds from sale of common stock	—	793,885	11,649,000	—	—	11,649,000
Balance at March 31, 2013	$9,926,000	10,653,799	$58,091,000	$90,299,000	$5,355,000	$163,671,000

Balance at December 31, 2013	—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	—	3,428,000	—	3,428,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	4,824,000	4,824,000
Comprehensive income	—	—	—	3,428,000	4,824,000	8,252,000
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(2,139,000)	—	(2,139,000)
Equity compensation expense	—	—	102,000	—	—	102,000
Issuance of restricted stock	—	25,843	1,000	(1,000)	—	—
Proceeds from sale of common stock	—	6,237	103,000	—	—	103,000
Balance at March 31, 2014	$—	10,703,272	$58,707,000	$95,288,000	$(1,579,000)	$152,416,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$3,428,000	$2,856,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	445,000	405,000
Change in deferred taxes	105,000	(87,000)
Provision for loan losses	400,000	1,500,000
Loans originated for resale	(5,331,000)	(19,144,000)
Proceeds from sales and transfers of loans	5,462,000	20,506,000
Net gain on sales of loans	(104,000)	(571,000)
Net gain on sale or call of securities	(36,000)	(299,000)
Net amortization of premiums on investments	273,000	615,000
Net (gain) loss on sale of other real estate owned	(36,000)	49,000
Provision for losses on other real estate owned	—	9,000
Equity compensation expense	102,000	54,000
Net increase in other assets and accrued interest	(1,857,000)	(1,491,000)
Net increase (decrease) in other liabilities	(74,000)	472,000
Net loss on disposal of premises and equipment	3,000	—
Amortization of investment in limited partnership	142,000	130,000
Net acquisition amortization	82,000	82,000
Net cash provided by operating activities	3,004,000	5,086,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(373,000)	(4,303,000)
Proceeds from sales of securities available for sale	—	4,965,000
Proceeds from maturities, payments and calls of securities available for sale	7,775,000	19,639,000
Proceeds from maturities, payments and calls of securities to be held to maturity	2,976,000	13,779,000
Proceeds from sales of other real estate owned	808,000	781,000
Purchases of securities available for sale	(510,000)	(23,484,000)
Purchases of securities to be held to maturity	(16,509,000)	(21,235,000)
Redemption of restricted equity securities	—	536,000
Net decrease in loans	6,295,000	3,894,000
Capital expenditures	(71,000)	(284,000)
Net cash provided (used) in investing activities	391,000	(5,712,000)
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(2,284,000)	(5,086,000)
Net increase in certificates of deposit	23,855,000	22,097,000
Net decrease in short-term borrowings	—	(21,720,000)
Repayments of long-term borrowings	(25,606,000)	—
Repurchase of preferred stock	—	(2,500,000)
Proceeds from sale of common stock	103,000	11,649,000
Dividends paid	(2,139,000)	(2,249,000)
Net cash provided (used) by financing activities	(6,071,000)	2,191,000
Net increase (decrease) in cash and cash equivalents	(2,676,000)	1,565,000
Cash and cash equivalents at beginning of period	16,570,000	14,958,000
Cash and cash equivalents at end of period	$13,894,000	$16,523,000
Interest paid	$2,864,000	$3,201,000
Income taxes paid	180,000	—
Non-cash transactions
Net transfer from loans to other real estate owned	$899,000	$633,000

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of The First, N.A. ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2014 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2013.
Subsequent Events
Events occurring subsequent to March 31, 2014, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$172,909,000	$1,917,000	$(2,711,000)	$172,115,000
State and political subdivisions	133,303,000	2,796,000	(4,784,000)	131,315,000
Other equity securities	2,207,000	66,000	(3,000)	2,270,000
	$308,419,000	$4,779,000	$(7,498,000)	$305,700,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,312,000	$2,000	$(9,131,000)	$83,183,000
Mortgage-backed securities	49,805,000	1,652,000	(789,000)	50,668,000
State and political subdivisions	40,436,000	2,070,000	(95,000)	42,411,000
Corporate securities	300,000	—	—	300,000
	$182,853,000	$3,724,000	$(10,015,000)	$176,562,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$180,109,000	$1,392,000	$(3,772,000)	$177,729,000
State and political subdivisions	134,188,000	1,458,000	(9,331,000)	126,315,000
Other equity securities	1,666,000	116,000	(2,000)	1,780,000
	$315,963,000	$2,966,000	$(13,105,000)	$305,824,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,280,000	$1,000	$(12,757,000)	$79,524,000
Mortgage-backed securities	35,712,000	1,440,000	(1,336,000)	35,816,000
State and political subdivisions	40,985,000	1,823,000	(112,000)	42,696,000
Corporate securities	300,000	—	—	300,000
	$169,277,000	$3,264,000	$(14,205,000)	$158,336,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$153,477,000	$4,028,000	$(308,000)	$157,197,000
State and political subdivisions	122,893,000	5,866,000	(1,159,000)	127,600,000
Other equity securities	1,578,000	46,000	(52,000)	1,572,000
	$277,948,000	$9,940,000	$(1,519,000)	$286,369,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$60,940,000	$79,000	$(289,000)	$60,730,000
Mortgage-backed securities	46,604,000	2,634,000	(218,000)	49,020,000
State and political subdivisions	42,947,000	3,560,000	(5,000)	46,502,000
Corporate securities	300,000	—	—	300,000
	$150,791,000	$6,273,000	$(512,000)	$156,552,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at March 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$137,000	$137,000	$265,000	$267,000
Due in 1 to 5 years	19,747,000	20,052,000	5,951,000	6,266,000
Due in 5 to 10 years	15,868,000	16,190,000	42,272,000	43,472,000
Due after 10 years	270,460,000	267,051,000	134,365,000	126,557,000
Equity securities	2,207,000	2,270,000	—	—
	$308,419,000	$305,700,000	$182,853,000	$176,562,000

The following table summarizes the contractual maturities of investment securities at December 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$717,000	$721,000	$268,000	$273,000
Due in 1 to 5 years	20,547,000	20,636,000	6,420,000	6,790,000
Due in 5 to 10 years	16,114,000	16,267,000	33,442,000	33,828,000
Due after 10 years	276,919,000	266,420,000	129,147,000	117,445,000
Equity securities	1,666,000	1,780,000	—	—
	$315,963,000	$305,824,000	$169,277,000	$158,336,000

The following table summarizes the contractual maturities of investment securities at March 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$13,854,000	$14,054,000	$3,034,000	$3,065,000
Due in 1 to 5 years	24,804,000	25,288,000	22,651,000	23,118,000
Due in 5 to 10 years	13,683,000	14,560,000	27,914,000	30,237,000
Due after 10 years	224,029,000	230,895,000	97,192,000	100,132,000
Equity securities	1,578,000	1,572,000	—	—
	$277,948,000	$286,369,000	$150,791,000	$156,552,000
At March 31, 2014, securities with a fair value of $132,657,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $147,074,000 as of December 31, 2013 and $131,155,000 at March 31, 2013, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Proceeds from sales of securities	$—	$4,965,000
Gross realized gains	36,000	299,000
Gross realized losses	—	—
Net gain	$36,000	$299,000
Related income taxes	$13,000	$105,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2014, there were 268 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 73 had been temporarily impaired for 12 or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2014 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$82,374,000	$(9,131,000)	$—	$—	$82,374,000	$(9,131,000)
Mortgage-backed securities	81,618,000	(2,758,000)	14,324,000	(742,000)	95,942,000	(3,500,000)
State and political subdivisions	50,480,000	(2,669,000)	18,918,000	(2,210,000)	69,398,000	(4,879,000)
Other equity securities	67,000	(2,000)	51,000	(1,000)	118,000	(3,000)
	$214,539,000	$(14,560,000)	$33,293,000	$(2,953,000)	$247,832,000	$(17,513,000)

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
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2014, and 2013, and December 31, 2013, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2014 and 2013 and at December 31, 2013:

	March 31, 2014		December 31, 2013		March 31, 2013
Commercial
Real estate	$240,187,000	27.7%	$245,943,000	28.2%	$250,180,000	29.0%
Construction	21,686,000	2.5%	20,382,000	2.3%	17,090,000	2.0%
Other	97,276,000	11.2%	95,289,000	10.9%	89,874,000	10.4%
Municipal	17,790,000	2.0%	19,117,000	2.2%	15,017,000	1.7%
Residential
Term	372,479,000	42.9%	377,218,000	43.0%	376,029,000	43.5%
Construction	12,360,000	1.4%	11,803,000	1.3%	4,222,000	0.5%
Home equity line of credit	92,202,000	10.6%	91,549,000	10.4%	96,536,000	11.2%
Consumer	14,934,000	1.7%	15,066,000	1.7%	14,529,000	1.7%
Total	$868,914,000	100.0%	$876,367,000	100.0%	$863,477,000	100.0%
Loan balances include net deferred loan costs of $2,264,000 as of March 31, 2014, $2,086,000 as of December 31, 2013, and $1,901,000 as of March 31, 2013. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $268,963,000 at March 31, 2014, $266,740,000 at December 31, 2013, and $253,031,000 at March 31, 2013, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $181,617,000 at March 31, 2014, $189,728,000 at December 31, 2013, and $233,980,000 at March 31, 2013, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$330,000	$55,000	$1,977,000	$2,362,000	$237,825,000	$240,187,000	$—
Construction	—	—	208,000	208,000	21,478,000	21,686,000	—
Other	232,000	—	1,614,000	1,846,000	95,430,000	97,276,000	—
Municipal	—	—	—	—	17,790,000	17,790,000	—
Residential
Term	1,177,000	448,000	5,357,000	6,982,000	365,497,000	372,479,000	137,000
Construction	—	—	—	—	12,360,000	12,360,000	—
Home equity line of credit	250,000	40,000	1,046,000	1,336,000	90,866,000	92,202,000	29,000
Consumer	67,000	26,000	58,000	151,000	14,783,000	14,934,000	58,000
Total	$2,056,000	$569,000	$10,260,000	$12,885,000	$856,029,000	$868,914,000	$224,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$82,000	$259,000	$745,000	$1,086,000	$244,857,000	$245,943,000	$—
Construction	—	—	—	—	20,382,000	20,382,000	—
Other	544,000	128,000	2,797,000	3,469,000	91,820,000	95,289,000	—
Municipal	—	—	—	—	19,117,000	19,117,000	—
Residential
Term	229,000	1,913,000	7,002,000	9,144,000	368,074,000	377,218,000	596,000
Construction	47,000	—	—	47,000	11,756,000	11,803,000	—
Home equity line of credit	573,000	145,000	1,001,000	1,719,000	89,830,000	91,549,000	59,000
Consumer	113,000	26,000	388,000	527,000	14,539,000	15,066,000	388,000
Total	$1,588,000	$2,471,000	$11,933,000	$15,992,000	$860,375,000	$876,367,000	$1,043,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$709,000	$1,360,000	$2,295,000	$4,364,000	$245,816,000	$250,180,000	$—
Construction	22,000	—	30,000	52,000	17,038,000	17,090,000	—
Other	1,403,000	2,828,000	2,464,000	6,695,000	83,179,000	89,874,000	—
Municipal	—	—	—	—	15,017,000	15,017,000	—
Residential
Term	1,496,000	3,032,000	8,844,000	13,372,000	362,657,000	376,029,000	233,000
Construction	189,000	—	—	189,000	4,033,000	4,222,000	—
Home equity line of credit	916,000	248,000	771,000	1,935,000	94,601,000	96,536,000	—
Consumer	100,000	67,000	156,000	323,000	14,206,000	14,529,000	156,000
Total	$4,835,000	$7,535,000	$14,560,000	$26,930,000	$836,547,000	$863,477,000	$389,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2014 and 2013 and at December 31, 2013 is presented in the following table:

	March 31, 2014	December 31, 2013	March 31, 2013
Commercial
Real estate	$2,835,000	$2,457,000	$4,599,000
Construction	208,000	—	1,045,000
Other	3,008,000	4,370,000	3,152,000
Municipal	—	—	—
Residential
Term	7,103,000	8,484,000	11,098,000
Construction	—	—	—
Home equity line of credit	1,017,000	—	1,030,000
Consumer	—	1,007,000	—
Total	$14,171,000	$16,318,000	$20,924,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,428,000	$12,066,000	$—	$11,735,000	$94,000
Construction	208,000	208,000	—	69,000	—
Other	4,214,000	5,910,000	—	5,148,000	24,000
Municipal	—	—	—	—	—
Residential
Term	10,985,000	11,898,000	—	11,325,000	188,000
Construction	—	—	—	—	—
Home equity line of credit	1,473,000	1,716,000	—	1,510,000	6,000
Consumer	—	—	—	—	—
	$28,308,000	$31,798,000	$—	$29,787,000	$312,000
With an Allowance Recorded
Commercial
Real estate	$3,832,000	$3,992,000	$1,019,000	$3,533,000	$34,000
Construction	1,284,000	1,284,000	276,000	1,284,000	16,000
Other	1,044,000	1,097,000	834,000	1,054,000	4,000
Municipal	—	—	—	—	—
Residential
Term	5,939,000	6,195,000	574,000	5,817,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	180,000	181,000	83,000	122,000	1,000
Consumer	—	—	—	—	—
	$12,279,000	$12,749,000	$2,786,000	$11,810,000	$120,000
Total
Commercial
Real estate	$15,260,000	$16,058,000	$1,019,000	$15,267,000	$128,000
Construction	1,492,000	1,492,000	276,000	1,354,000	16,000
Other	5,258,000	7,007,000	834,000	6,202,000	28,000
Municipal	—	—	—	—	—
Residential
Term	16,924,000	18,093,000	574,000	17,142,000	253,000
Construction	—	—	—	—	—
Home equity line of credit	1,653,000	1,897,000	83,000	1,631,000	7,000
Consumer	—	—	—	—	—
	$40,587,000	$44,547,000	$2,786,000	$41,596,000	$432,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended March 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,010,000	$11,468,000	$—	$10,154,000	$101,000
Construction	95,000	115,000	—	43,000	1,000
Other	3,580,000	4,315,000	—	3,695,000	27,000
Municipal	—	—	—	—	—
Residential
Term	13,611,000	15,476,000	—	13,078,000	98,000
Construction	—	—	—	—	—
Home equity line of credit	1,683,000	1,912,000	—	1,492,000	8,000
Consumer	—	—	—	—	—
	$29,979,000	$33,286,000	$—	$28,462,000	$235,000
With an Allowance Recorded
Commercial
Real estate	$6,524,000	$7,217,000	$1,473,000	$6,800,000	$62,000
Construction	2,252,000	2,252,000	760,000	2,975,000	26,000
Other	1,970,000	1,991,000	535,000	2,097,000	9,000
Municipal	—	—	—	—	—
Residential
Term	6,651,000	6,786,000	337,000	6,814,000	64,000
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	174,000	—
Consumer	—	—	—	—	—
	$17,397,000	$18,246,000	$3,105,000	$18,860,000	$161,000
Total
Commercial
Real estate	$17,534,000	$18,685,000	$1,473,000	$16,954,000	$163,000
Construction	2,347,000	2,367,000	760,000	3,018,000	27,000
Other	5,550,000	6,306,000	535,000	5,792,000	36,000
Municipal	—	—	—	—	—
Residential
Term	20,262,000	22,262,000	337,000	19,892,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	1,683,000	1,912,000	—	1,666,000	8,000
Consumer	—	—	—	—	—
	$47,376,000	$51,532,000	$3,105,000	$47,322,000	$396,000

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
As of March 31, 2014, the Company had 101 loans with a value of $28,796,000 that have been classified as TDRs. This compares to 99 loans with a value of $29,098,000 and 106 loans with a value of $31,147,000 classified as TDRs as of December 31, 2013 and March 31, 2013, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of March 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$12,925,000	$520,000
Construction	1	1,284,000	277,000
Other	19	2,300,000	103,000
Municipal	—	—	—
Residential
Term	56	11,450,000	346,000
Construction	—	—	—
Home equity line of credit	5	837,000	—
Consumer	—	—	—
	101	$28,796,000	$1,246,000
The following table shows TDRs by class and the specific reserve as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,018,000	$433,000
Construction	1	1,284,000	274,000
Other	20	2,734,000	100,000
Municipal	—	—	—
Residential
Term	53	11,220,000	210,000
Construction	—	—	—
Home equity line of credit	5	842,000	—
Consumer	—	—	—
	99	$29,098,000	$1,017,000

The following table shows TDRs by class and the specific reserve as of March 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,715,000	$313,000
Construction	3	2,317,000	1,194,000
Other	24	3,063,000	40,000
Municipal	—	—	—
Residential
Term	54	11,195,000	1,034,000
Construction	—	—	—
Home equity line of credit	5	857,000	9,000
Consumer	—	—	—
	106	$31,147,000	$2,590,000

As of March 31, 2014, 13 of the loans classified as TDRs with a total balance of $1,915,000 were more than 30 days past due. Of these loans, two loans with an outstanding balance of $301,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$307,000	$5,000
Construction	—	—	—
Other	1	3,000	—
Municipal	—	—	—
Residential
Term	9	1,404,000	66,000
Construction	—	—	—
Home equity line of credit	1	201,000	—
Consumer	—	—	—
	13	$1,915,000	$71,000

As of March 31, 2013, 11 of the loans classified as TDRs with a total balance of $2,503,000 were more than 30 days past due. Of these loans, two loans with an outstanding balance of $409,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	2	$409,000	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	9	2,094,000	421,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	11	$2,503,000	$421,000

For the three months ended March 31, 2014, three loans were placed on TDR status with a post modification outstanding balance of $293,000. This compares to seven loans placed on TDR status with a post modification outstanding balance of $2,948,000 for the three months ended March 31, 2013. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the three months ended March 31, 2014 and 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of March 31, 2014 and 2013:

For the three months ended March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	3	349,000	293,000	3,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$349,000	$293,000	$3,000

For the three months ended March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,897,000	$1,897,000	$—
Construction	—	—	—	—
Other	3	546,000	536,000	40,000
Municipal	—	—	—	—
Residential
Term	1	312,000	312,000	—
Construction	—	—	—	—
Home equity line of credit	1	204,000	203,000	—
Consumer	—	—	—	—
	7	$2,959,000	$2,948,000	$40,000

As of March 31, 2014, Management is aware of 12 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,675,000. There were also 17 loans with an outstanding balance of $2,417,000 that were classified as TDRs and on non-accrual status. Five loans with an outstanding balance of $699,000, that were classified as TDRs, were in the process of foreclosure.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of March 31, 2014, December 31, 2013, and March 31, 2013, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,019,000	$1,707,000	$1,774,000	$—	$4,500,000
Construction	276,000	154,000	160,000	—	590,000
Other	834,000	690,000	717,000	—	2,241,000
Municipal	—	—	15,000	—	15,000
Residential
Term	574,000	303,000	355,000	—	1,232,000
Construction	—	10,000	12,000	—	22,000
Home equity line of credit	83,000	343,000	282,000	—	708,000
Consumer	—	323,000	194,000	—	517,000
Unallocated	—	—	—	1,830,000	1,830,000
	$2,786,000	$3,530,000	$3,509,000	$1,830,000	$11,655,000

As of December 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890,000	$1,927,000	$1,785,000	$—	$4,602,000
Construction	272,000	157,000	146,000	—	575,000
Other	841,000	745,000	690,000	—	2,276,000
Municipal	—	—	15,000	—	15,000
Residential
Term	404,000	342,000	353,000	—	1,099,000
Construction	—	10,000	11,000	—	21,000
Home equity line of credit	54,000	343,000	278,000	—	675,000
Consumer	—	382,000	191,000	—	573,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,461,000	$3,906,000	$3,469,000	$1,678,000	$11,514,000

As of March 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,473,000	$2,177,000	$2,229,000	$—	$5,879,000
Construction	760,000	150,000	154,000	—	1,064,000
Other	535,000	781,000	799,000	—	2,115,000
Municipal	—	—	18,000	—	18,000
Residential
Term	337,000	336,000	440,000	—	1,113,000
Construction	—	4,000	5,000	—	9,000
Home equity line of credit	—	522,000	337,000	—	859,000
Consumer	—	345,000	229,000	—	574,000
Unallocated	—	—	—	1,089,000	1,089,000
	$3,105,000	$4,315,000	$4,211,000	$1,089,000	$12,720,000
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
The qualitative portion of the allowance for loan losses was 0.40% of related loans as of March 31, 2014 and December 31, 2013. The qualitative portion increased $40,000 between December 31, 2013 and March 31, 2014 due to slippage in economic factors.
The unallocated component of the allowance totaled $1,830,000 at March 31, 2014, or 16% of the total reserve. This compares to $1,678,000 as of December 31, 2013. The fluctuation in the unallocated component is supported by the following:

•
The potentially indeterminate effects of the Federal Reserve’s tapering of its purchases of Treasury bonds and mortgage-backed securities create the possibility of economic ambiguities in the region.  Backing out of the quantitative easing, or stimulus program of this size is new.  This increases uncertainty in the existing loan portfolio.

•	The direction of the economy remains uncertain and its impact on the Bank’s loan portfolio is indeterminate.

•
Recently, in 2012 and forward, the Bank’s overall loss rate has exceeded its peer group.   This may be due to a general lag effect and/or the extended foreclosure periods mandated by State law.  A higher unallocated level may be appropriate at this time to support this.

•
External conditions and factors specific to individual credits and collateral values may bring rise to unforeseen variations in specific reserves on impaired loans in subsequent periods.  A review of specific reserves estimated on year end 2012 impaired loans found that 43% required adjustments in subsequent periods during 2013.  This adjustment rate was in line with prior periods suggesting a risk of uncertainty and imprecision in the estimates thereby supporting some level of unallocated for unanticipated changes.

•
A recent internal analysis completed on OREO property sales found that properties sold, on average, approximately 19% below the appraised value of the property at the time of take in.  Based on the analysis, Management has been applying a 20% additional discount factor, exclusive of the estimated cost to sell factor, to arrive at OREO take in amounts.  This will impact the allowance as these potential additional write downs would be taken against the allowance.  The unallocated would provide additional funds for these adjustments.

•
The years from 2009 through 2013, a period of historically high losses for the Bank, the required reserve estimate as a percent of total loans averaged 1.31%, and ranged from a low of .88% to a high of 1.60%.  In dollars the range is $8.7 million to $13.9 million. The current ALLL level including the unallocated is in the middle of the range. The current situation indicates improving economic conditions and Bank loan quality.  The continued view of the economic recovery is one moving at a slow to moderate pace consequently, caution remains appropriate at the evaluation date regarding the directio

n of the economy, the uncertain consequences of the Federal Reserve monetary tightening and their potential collective impact on Bank loan portfolio quality.  Such uncertainties support the unallocated position.

•
In more general terms, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.

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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 25.7% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2014. Construction loans and non-owner-occupied commercial real estate loans are at 75.9% of total capital, well under regulatory guidance of 300.0% of capital at March 31, 2014.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2014:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$15,000	$—	$261,000	$—	$276,000
2 Above Average	9,287,000	773,000	7,458,000	15,926,000	33,444,000
3 Satisfactory	44,918,000	1,080,000	16,864,000	1,864,000	64,726,000
4 Average	102,361,000	16,388,000	46,447,000	—	165,196,000
5 Watch	33,079,000	—	10,828,000	—	43,907,000
6 OAEM	26,951,000	2,668,000	3,883,000	—	33,502,000
7 Substandard	23,576,000	777,000	11,495,000	—	35,848,000
8 Doubtful	—	—	40,000	—	40,000
Total	$240,187,000	$21,686,000	$97,276,000	$17,790,000	$376,939,000
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2013:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2014.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2014, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2014:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2014
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Charge offs	20,000	—	174,000	—	119,000	—	12,000	70,000	—	395,000
Recoveries	1,000	—	64,000	—	4,000	—	1,000	66,000	—	136,000
Provision (credit)	(83,000)	15,000	75,000	—	248,000	1,000	44,000	(52,000)	152,000	400,000
Ending balance	$4,500,000	$590,000	$2,241,000	$15,000	$1,232,000	$22,000	$708,000	$517,000	$1,830,000	$11,655,000
Allowance for loan losses as of March 31, 2014
Ending balance specifically evaluated for impairment	$1,019,000	$276,000	$834,000	$—	$574,000	$—	$83,000	$—	$—	$2,786,000
Ending balance collectively evaluated for impairment	$3,481,000	$314,000	$1,407,000	$15,000	$658,000	$22,000	$625,000	$517,000	$1,830,000	$8,869,000
Related loan balances as of March 31, 2014
Ending balance	$240,187,000	$21,686,000	$97,276,000	$17,790,000	$372,479,000	$12,360,000	$92,202,000	$14,934,000	$—	$868,914,000
Ending balance specifically evaluated for impairment	$15,260,000	$1,492,000	$5,258,000	$—	$16,924,000	$—	$1,653,000	$—	$—	$40,587,000
Ending balance collectively evaluated for impairment	$224,927,000	$20,194,000	$92,018,000	$17,790,000	$355,555,000	$12,360,000	$90,549,000	$14,934,000	$—	$828,327,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2013 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	150,000	963,000	2,583,000	—	1,118,000	—	611,000	430,000	—	5,855,000
Recoveries	—	—	359,000	—	103,000	—	24,000	183,000	—	669,000
Provision (credit)	(1,113,000)	179,000	2,450,000	(3,000)	1,005,000	10,000	608,000	228,000	836,000	4,200,000
Ending balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Allowance for loan losses as of December 31, 2013
Ending balance specifically evaluated for impairment	$890,000	$272,000	$841,000	$—	$404,000	$—	$54,000	$—	$—	$2,461,000
Ending balance collectively evaluated for impairment	$3,712,000	$303,000	$1,435,000	$15,000	$695,000	$21,000	$621,000	$573,000	$1,678,000	$9,053,000
Related loan balances as of December 31, 2013
Ending balance	$245,943,000	$20,382,000	$95,289,000	$19,117,000	$377,218,000	$11,803,000	$91,549,000	$15,066,000	$—	$876,367,000
Ending balance specifically evaluated for impairment	$14,935,000	$1,284,000	$6,698,000	$—	$17,786,000	$—	$1,648,000	$—	$—	$42,351,000
Ending balance collectively evaluated for impairment	$231,008,000	$19,098,000	$88,591,000	$19,117,000	$359,432,000	$11,803,000	$89,901,000	$15,066,000	$—	$834,016,000

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2013, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	54,000	403,000	288,000	—	200,000	—	362,000	127,000	—	1,434,000
Recoveries	—	—	103,000	—	2,000	—	1,000	48,000	—	154,000
Provision (credit)	68,000	108,000	250,000	—	202,000	(2,000)	566,000	61,000	247,000	1,500,000
Ending balance	$5,879,000	$1,064,000	$2,115,000	$18,000	$1,113,000	$9,000	$859,000	$574,000	$1,089,000	$12,720,000
Allowance for loan losses as of March 31, 2013
Ending balance specifically evaluated for impairment	$1,473,000	$760,000	$535,000	$—	$337,000	$—	$—	$—	$—	$3,105,000
Ending balance collectively evaluated for impairment	$4,406,000	$304,000	$1,580,000	$18,000	$776,000	$9,000	$859,000	$574,000	$1,089,000	$9,615,000
Related loan balances as of March 31, 2013
Ending balance	$250,180,000	$17,090,000	$89,874,000	$15,017,000	$376,029,000	$4,222,000	$96,536,000	$14,529,000	$—	$863,477,000
Ending balance specifically evaluated for impairment	$17,534,000	$2,347,000	$5,550,000	$—	$20,262,000	$—	$1,683,000	$—	$—	$47,376,000
Ending balance collectively evaluated for impairment	$232,646,000	$14,743,000	$84,324,000	$15,017,000	$355,767,000	$4,222,000	$94,853,000	$14,529,000	$—	$816,101,000

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
As of March 31, 2014, 72,684 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	0.8
2011	5.0	5,500	1.9
2012	3.0	2,027	0.8
2012	4.0	2,704	1.9
2012	5.0	7,996	2.9
2013	2.0	8,530	0.8
2013	3.0	3,808	1.8
2013	5.0	14,776	3.8
2014	1.0	5,086	0.8
2014	2.0	10,335	1.9
2014	5.0	10,422	4.9
		72,684	2.1
The compensation cost related to these restricted stock grants was $1,178,000 and will be recognized over the vesting terms of each grant. In the three months ended March 31, 2014, $102,000 of expense was recognized for these restricted shares, leaving $741,000 in unrecognized expense as of March 31, 2014. In the three months ended March 31, 2013, $54,000 of expense was recognized for restricted shares, leaving $594,000 in unrecognized expense as of March 31, 2013.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of March 31, 2014, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of March 31, 2014 and changes during the three-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	42,000	$18.00
Granted in 2014	—	—
Exercised in 2014	—	—		—
Forfeited in 2014	—	—
Outstanding at March 31, 2014	42,000	$18.00	0.7	—
Exercisable at March 31, 2014	42,000	$18.00	0.7	—

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
On August 24, 2011, the Company repurchased $12,500,000 of the CPP Shares. Almost all of the repayment was made from retained earnings accumulated since the preferred stock was issued in 2009. On March 27, 2013, the Company repurchased $2,500,000 of the CPP Shares with funds from its operating account. On May 8, 2013, the Company repurchased the remaining $10,000,000 CPP Shares using proceeds from the Company's common stock offering in the first quarter of 2013. All the repurchase transactions were approved by the Federal Reserve Bank of Boston, the Company's primary regulator.
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

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,548,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Issuance of common stock for plans totaled $101,000 for the first quarter 2013 and $103,000 for the first quarter 2014.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2014 and 2013:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2014
Net income as reported	$3,428,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	3,428,000	10,627,214	$0.32
Effect of dilutive securities: restricted stock		60,911
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,428,000	10,688,125	$0.32
For the three months ended March 31, 2013
Net income as reported	$2,856,000
Less dividends and amortization of premium on preferred stock	195,000
Basic EPS: Income available to common shareholders	2,661,000	9,869,177	$0.27
Effect of dilutive securities: warrants and restricted stock		48,550
Diluted EPS: Income available to common shareholders plus assumed conversions	$2,661,000	9,917,727	$0.27

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
The following table presents the number of options and warrants outstanding as of March 31, 2014 and 2013 and the amount for which the market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of March 31, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904
As of March 31, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2013. The amount for 2014 has not been established. The expense related to the 401(k) plan was $116,000 and $97,000 for the three months ended March 31, 2014 and 2013, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $94,000 for the three months ended March 31, 2014 and $77,000 for the same period in 2013. As of March 31, 2014, the associated accrued liability included in other liabilities in the balance sheet was $2,413,000 compared to $2,333,000 and $2,143,000 at December 31, 2013 and March 31, 2013, respectively.

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

	At or for the three months ended March 31,
	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$1,479,000	$1,954,000
Service cost	5,000	4,000
Interest cost	22,000	26,000
Benefits paid	(26,000)	(34,000)
Benefit obligation at end of period	$1,480,000	$1,950,000
Funded status
Benefit obligation at end of period	$(1,480,000)	$(1,950,000)
Unamortized (gain) loss	(289,000)	186,000
Accrued benefit cost at end of period	$(1,769,000)	$(1,764,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$5,000	$4,000
Interest cost	22,000	26,000
Amortization of unrecognized transition obligation	—	5,000
Net periodic benefit cost	$27,000	$35,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Unamortized net actuarial gain (loss)	$289,000	$289,000	$(186,000)
	289,000	289,000	(186,000)
Deferred tax expense (benefit) at 35%	(101,000)	(101,000)	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$188,000	$188,000	$(119,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2014 are $26,000 and the expected benefit payments for all of 2014 are $102,000. Plan expense for 2014 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Balance at beginning of period	$(6,591,000)	$7,940,000
Unrealized gains (losses) arising during the period	7,457,000	(3,495,000)
Reclassification of realized gains during the period	(36,000)	(299,000)
Related deferred taxes	(2,597,000)	1,328,000
Net change	4,824,000	(2,466,000)
Balance at end of period	$(1,767,000)	$5,474,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Unrecognized postretirement benefits at beginning of period	$188,000	$(123,000)
Amortization of unrecognized transition obligation	—	5,000
Related deferred taxes	—	(1,000)
Unrecognized postretirement benefits at end of period	$188,000	$(119,000)

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

On January 14, 2005, the Company acquired FNB Bankshares (“FNB”) of Bar Harbor, Maine, and its subsidiary, The First National Bank of Bar Harbor. The total value of the transaction was $47,955,000, and all of the voting equity interest of FNB was acquired in the transaction. The transaction was accounted for as a purchase and the excess of purchase price over the fair value of net identifiable assets acquired equaled $27,559,000 and was recorded as goodwill, none of which was deductible for tax purposes. The portion of the purchase price related to the core deposit intangible is being amortized over its expected economic life.
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2013, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.
As of December 31, 2013, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$326,000
2015	43,000
2016	43,000
2017	43,000
2018	43,000
Thereafter	174,000
Total	$672,000

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2014, the prepayment assumption using the PSA model was 168, which translates into an anticipated prepayment rate of 10.06%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.98%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2014 and 2013, servicing rights capitalized totaled $81,000 and $255,000, respectively. Servicing rights amortized for the three-month periods ended March 31, 2014 and 2013, were $114,000 and $136,000, respectively. The fair value of servicing rights was $2,114,000, $1,948,000 and $1,702,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Bank serviced loans for others totaling $211,725,000, $211,634,000 and $208,683,000 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2014	December 31, 2013	March 31, 2013
Mortgage servicing rights	$7,240,000	$7,172,000	$6,685,000
Accumulated amortization	(6,098,000)	(5,988,000)	(5,609,000)
Impairment reserve	(13,000)	(26,000)	(16,000)
	$1,129,000	$1,158,000	$1,060,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2011 through 2013.
Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2014 and 2013, and at December 31, 2013:

	March 31, 2014	December 31, 2013	March 31, 2013
Certificates of deposit < $100,000	$230,762,000	$210,321,000	$198,402,000
Certificates $100,000 to $250,000	278,185,000	278,674,000	293,049,000
Certificates $250,000 and over	46,027,000	42,124,000	35,702,000
	$554,974,000	$531,119,000	$527,153,000

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

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies impaired loans for which a specific reserve or partial charge off results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013.

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$172,115,000	$—	$172,115,000
State and political subdivisions	—	131,315,000	—	131,315,000
Other equity securities	—	2,270,000	—	2,270,000
Total assets	$—	$305,700,000	$—	$305,700,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$177,729,000	$—	$177,729,000
State and political subdivisions	—	126,315,000	—	126,315,000
Other equity securities	—	1,780,000	—	1,780,000
Total assets	$—	$305,824,000	$—	$305,824,000

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$157,197,000	$—	$157,197,000
State and political subdivisions	—	127,600,000	—	127,600,000
Other equity securities	—	1,572,000	—	1,572,000
Total assets	$—	$286,369,000	$—	$286,369,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $215,000, $330,000 and $324,000 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The March 31, 2013 non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly the March 31, 2014 and December 31, 2013 tables only include collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off. Impaired loans below are presented net of specific allowances of $1,762,000, $1,309,000 and $2,405,000 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,934,000	$—	$4,934,000
Impaired loans	—	2,327,000	—	2,327,000
Total assets	$—	$7,261,000	$—	$7,261,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,807,000	$—	$4,807,000
Impaired loans	—	1,116,000	—	1,116,000
Total assets	$—	$5,923,000	$—	$5,923,000

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$7,387,000	$—	$7,387,000
Impaired loans	—	5,740,000	—	5,740,000
Total assets	$—	$13,127,000	$—	$13,127,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,894,000	$13,894,000	$13,894,000	$—	$—
Interest bearing deposits in other banks	2,935,000	2,935,000	2,935,000	—	—
Securities available for sale	305,700,000	305,700,000	—	305,700,000	—
Securities to be held to maturity	182,853,000	176,562,000	—	176,562,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	56,000	56,000	—	56,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	234,848,000	233,305,000	—	672,000	232,633,000
Construction	20,986,000	20,848,000	—	—	20,848,000
Other	94,618,000	94,888,000	—	199,000	94,689,000
Municipal	17,772,000	18,089,000	—	—	18,089,000
Residential
Term	371,018,000	375,802,000	—	1,397,000	374,405,000
Construction	12,334,000	12,312,000	—	—	12,312,000
Home equity line of credit	91,362,000	91,075,000	—	59,000	91,016,000
Consumer	14,321,000	14,650,000	—	—	14,650,000
Total loans	857,259,000	860,969,000	—	2,327,000	858,642,000
Mortgage servicing rights	1,129,000	2,114,000	—	2,114,000	—
Accrued interest receivable	5,962,000	5,962,000	—	5,962,000	—
Financial liabilities
Demand deposits	$94,260,000	$87,904,000	$—	$87,904,000	$—
NOW deposits	158,278,000	140,824,000	—	140,824,000	—
Money market deposits	89,382,000	72,560,000	—	72,560,000	—
Savings deposits	149,076,000	126,637,000	—	126,637,000	—
Local certificates of deposit	224,552,000	226,091,000	—	226,091,000	—
National certificates of deposit	330,422,000	332,069,000	—	332,069,000	—
Total deposits	1,045,970,000	986,085,000	—	986,085,000	—
Repurchase agreements	83,372,000	83,372,000	—	83,372,000	—
Federal Home Loan Bank advances	170,147,000	174,646,000	—	174,646,000	—
Total borrowed funds	253,519,000	258,018,000	—	258,018,000	—
Accrued interest payable	607,000	607,000	—	607,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,570,000	$16,570,000	$16,570,000	$—	$—
Interest bearing deposits in other banks	2,562,000	2,562,000	2,562,000	—	—
Securities available for sale	305,824,000	305,824,000	—	305,824,000	—
Securities to be held to maturity	169,277,000	158,336,000	—	158,336,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	83,000	83,000	—	83,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,555,000	239,973,000	—	109,000	239,864,000
Construction	19,709,000	19,661,000	—	—	19,661,000
Other	92,625,000	92,855,000	—	229,000	92,626,000
Municipal	19,099,000	19,358,000	—	—	19,358,000
Residential
Term	375,932,000	381,918,000	—	778,000	381,140,000
Construction	11,778,000	11,794,000	—	—	11,794,000
Home equity line of credit	90,759,000	90,542,000	—	—	90,542,000
Consumer	14,396,000	14,438,000	—	—	14,438,000
Total loans	864,853,000	870,539,000	—	1,116,000	869,423,000
Mortgage servicing rights	1,158,000	1,948,000	—	1,948,000	—
Accrued interest receivable	5,038,000	5,038,000	—	5,038,000	—
Financial liabilities
Demand deposits	$106,125,000	$96,175,000	$—	$96,175,000	$—
NOW deposits	151,322,000	129,815,000	—	129,815,000	—
Money market deposits	86,730,000	67,968,000	—	67,968,000	—
Savings deposits	149,103,000	122,891,000	—	122,891,000	—
Local certificates of deposit	226,658,000	228,767,000	—	228,767,000	—
National certificates of deposit	304,461,000	306,346,000	—	306,346,000	—
Total deposits	1,024,399,000	951,962,000	—	951,962,000	—
Repurchase agreements	94,477,000	94,477,000	—	94,477,000	—
Federal Home Loan Bank advances	184,648,000	189,644,000	—	189,644,000	—
Total borrowed funds	279,125,000	284,121,000	—	284,121,000	—
Accrued interest payable	599,000	599,000	—	599,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,523,000	$16,523,000	$16,523,000	$—	$—
Interest bearing deposits in other banks	5,941,000	5,941,000	5,941,000	—	—
Securities available for sale	286,369,000	286,369,000	—	286,369,000	—
Securities to be held to maturity	150,791,000	156,552,000	—	156,552,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	244,000	244,000	—	244,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	243,751,000	242,839,000	—	5,051,000	237,788,000
Construction	15,926,000	15,866,000	—	1,492,000	14,374,000
Other	87,561,000	87,774,000	—	1,435,000	86,339,000
Municipal	14,997,000	16,239,000	—	—	16,239,000
Residential
Term	374,812,000	385,526,000	—	6,314,000	379,212,000
Construction	4,212,000	4,201,000	—	—	4,201,000
Home equity line of credit	95,597,000	96,231,000	—	—	96,231,000
Consumer	13,901,000	14,073,000	—	—	14,073,000
Total loans	850,757,000	862,749,000	—	14,292,000	848,457,000
Mortgage servicing rights	1,060,000	1,702,000	—	1,702,000	—
Accrued interest receivable	5,709,000	5,709,000	—	5,709,000	—
Financial liabilities
Demand deposits	$81,467,000	$81,569,000	$—	$81,569,000	$—
NOW deposits	137,356,000	130,054,000	—	130,054,000	—
Money market deposits	88,344,000	77,269,000	—	77,269,000	—
Savings deposits	141,541,000	130,206,000	—	130,206,000	—
Local certificates of deposit	223,122,000	227,882,000	—	227,882,000	—
National certificates of deposit	304,031,000	307,623,000	—	307,623,000	—
Total deposits	975,861,000	954,603,000	—	954,603,000	—
Repurchase agreements	91,031,000	91,031,000	—	91,031,000	—
Federal Home Loan Bank advances	170,154,000	177,356,000	—	177,356,000	—
Total borrowed funds	261,185,000	268,387,000	—	268,387,000	—
Accrued interest payable	635,000	635,000	—	635,000	—

Note 16 – Impact of Recently Issued Accounting Standards
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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2014 and 2013.

	For the three months ended March 31,
Dollars in thousands	2014	2013
Net interest income as presented	$9,711	$9,163
Effect of tax-exempt income	921	851
Net interest income, tax equivalent	$10,632	$10,014
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

	For the three months ended March 31,
Dollars in thousands	2014	2013
Non-interest expense, as presented	$7,252	$7,389
Net interest income, as presented	9,711	9,163
Effect of tax-exempt income	921	851
Non-interest income, as presented	2,332	3,288
Effect of non-interest tax-exempt income	45	44
Net securities gains	(36)	(299)
Adjusted net interest income plus non-interest income	$12,973	$13,047
Non-GAAP efficiency ratio	55.90%	56.63%
GAAP efficiency ratio	60.22%	59.34%
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

	For the three months ended March 31,
Dollars in thousands	2014	2013
Average shareholders' equity as presented	$151,217	$157,844
Less preferred stock	—	(12,263)
Less intangible assets	(30,461)	(30,787)
Average tangible shareholders' common equity	120,756	114,794

Executive Summary
Net income for the three months ended March 31, 2014 was $3.4 million, up $572,000 or 20.0% from the same period in 2013. Earnings per common share on a fully diluted basis were $0.32 for the three months ended March 31, 2014, up $0.05 or 18.5% from the $0.27 posted for the same period in 2013.
This was an excellent quarter for The First Bancorp, Inc. in a number of ways. Net income was the fifth-best quarterly total posted by the Company since the economic downturn took hold in late 2008. Credit quality has continued to improve, with non-performing assets and net chargeoffs both returning to late 2008 levels. We also maintained the cash dividend at $0.20 per share for the quarter after raising it in the fourth quarter of 2013 for the first time in more than five years. Net interest income on a tax-equivalent basis was up $618,000 or 6.2% in the three months ended March 31, 2014 compared to the same period in 2013, with $398,000 of the increase due to higher levels of earning assets and $220,000 resulting from an improved net interest margin. After experiencing margin compression for more than five years due to the weakness in the economy and unprecedented low interest rates, the downward pressure on our margin ebbed in mid-2013. The Company's net interest margin increased from 3.06% for the three months ended March 31, 2013 to 3.13% for same period in 2014.
Non-interest income in the three months ended March 31, 2014 was $956,000 or 29.1% lower than in the three months ended March 31, 2013. This was primarily attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest expense for the three months ended March 31, 2014 was $137,000 or 1.9% lower than in the same period in 2013, due to lower other operating expenses, including expenses for collections, foreclosure and foreclosed properties.
As previously mentioned, credit quality has continued to improve. With significantly lower levels of non-performing assets and net chargeoffs, the provision for loan losses for the first three months of 2014 was only $400,000, $1.1 million or 73.3% lower than in the same period in 2013. The lower provision for loan losses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the three months ended March 31, 2014, were $259,000 or 0.12% of average loans on an annualized basis. This was down $1.0 million from net chargeoffs of $1.3 million or 0.60% of average loans on an annualized basis for the three months ended March 31, 2013. The allowance for loan losses increased $141,000 between December 31, 2013 and March 31, 2014, and is 1.34% of loans outstanding compared to 1.31% at year end and 1.47% a year ago. Total past-due loans were 1.48% of total loans as of March 31, 2014, compared to 1.82% of total loans as of December 31, 2013, and 3.12% as of March 31, 2013. Non-performing assets stood at 1.30% of total assets as of March 31, 2014 - the lowest level seen in five years, well below 1.44% of total assets at December 31, 2013 and 2.00% a year ago.
Total assets have increased $2.2 million or 0.1% year-to-date. The loan portfolio decreased $7.5 million in the three months ended March 31, 2014 but has increased $5.4 million from a year ago. The investment portfolio has increased $13.5 million or 2.8% year-to-date and $51.4 million or 11.4% from a year ago. On the liability side of the balance sheet, low-cost deposits remain strong, and although they have decreased $4.9 million or 1.2% year-to-date, they have increased $41.3 million or 11.4% over the past year. The year-to-date decrease is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) increased $1.4 million and wholesale CDs increased $26.5 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.16%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 11.51% for the three months ended March 31, 2014 compared to 9.45% for the same period in 2013. Based upon December 31, 2013 data, our return on average tangible common equity was in the top 40% of all banks in the UBPR peer group, which had an average return on equity of 9.63%. Our efficiency ratio continues to be an important component in our overall performance and with lower other operating expenses previously noted, dropped to 55.90% for the first quarter of 2014, from 56.63% for the same period in 2013. This ratio remains well below the UBPR peer group average of 67.18% as of December 31, 2013.

Net Interest Income
Total interest income of $12.6 million for the three months ended March 31, 2014, was an increase of $358,000 or 2.9% compared to total interest income of $12.3 million for the same period of 2013. Total interest expense of $2.9 million for the three months ended March 31, 2014 is a $190,000 or 6.1% decrease from total interest expense of $3.1 million for the three months ended March 31, 2013. As a result, net interest income increased 6.0% or $548,000 to $9.7 million for the three months ended March 31, 2014, from the $9.2 million reported for the same period in 2013. The Company's net interest margin on a tax-equivalent basis increased from 3.06% in the three months ended March 31, 2013 to 3.13% for the three months ended March 31, 2014. After experiencing margin compression for more that five years, the downward pressure on our margin ebbed in mid-2013. Tax-exempt interest income amounted to $1.7 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2014 and 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

	For the three months ended
	March 31, 2014		March 31, 2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$2	0.25%	$2	0.25%
Investments	4,876	3.99%	4,248	3.80%
Loans held for sale	3	3.90%	7	3.69%
Loans	8,663	4.01%	8,859	4.14%
Total interest income	13,544	3.99%	13,116	4.01%
Interest expense
Deposits	1,825	0.78%	1,987	0.90%
Other borrowings	1,087	1.72%	1,115	1.68%
Total interest expense	2,912	0.98%	3,102	1.08%
Net interest income	$10,632		$10,014
Interest rate spread		3.01%		2.93%
Net interest margin		3.13%		3.06%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2014 compared to 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

For the three months ended March 31, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$—	$—	$—	$—
Investment securities	391	217	20	628
Loans held for sale	(4)	—	—	(4)
Loans	96	(289)	(3)	(196)
Change in interest income	483	(72)	17	428
Interest expense
Deposits	142	(283)	(21)	(162)
Other borrowings	(57)	31	(2)	(28)
Change in interest expense	85	(252)	(23)	(190)
Change in net interest income	$398	$180	$40	$618
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the quarters ended March 31, 2014 and 2013.

	For the three months ended
Dollars in thousands	March 31, 2014	March 31, 2013
Assets
Cash and cash equivalents	$15,670	$14,222
Interest-bearing deposits in other banks	3,224	3,209
Securities available for sale	309,190	289,744
Securities to be held to maturity	172,521	149,813
Restricted equity securities, at cost	13,912	14,323
Loans held for sale	312	769
Loans	876,910	867,490
Allowance for loan losses	(11,641)	(12,845)
Net loans	865,269	854,645
Accrued interest receivable	5,229	4,983
Premises and equipment	23,486	23,040
Other real estate owned	4,837	7,663
Goodwill	29,805	29,805
Other assets	26,081	25,489
Total Assets	$1,469,536	$1,417,705

Liabilities & Shareholders' Equity
Demand deposits	$96,093	$84,140
NOW deposits	150,669	140,791
Money market deposits	86,600	84,338
Savings deposits	150,631	139,263
Certificates of deposit	566,489	526,462
Total deposits	1,050,482	974,994
Borrowed funds – short term	123,372	129,308
Borrowed funds – long term	132,263	140,154
Dividends payable	973	931
Other liabilities	11,229	14,474
Total Liabilities	1,318,319	1,259,861
Shareholders' Equity:
Preferred stock	—	12,263
Common stock	106	99
Additional paid-in capital	58,460	46,890
Retained earnings	95,895	91,244
Net unrealized gain (loss) on securities available-for-sale	(3,432)	7,469
Net unrealized gain (loss) on postretirement benefit costs	188	(121)
Total Shareholders' Equity	151,217	157,844
Total Liabilities & Shareholders' Equity	$1,469,536	$1,417,705

Non-Interest Income
Non-interest income of $2.3 million for the three months ended March 31, 2014, is a decrease of $956,000 compared to the same period in 2013. This was primarily attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market and other operating income.
Non-Interest Expense
Non-interest expense of $7.3 million for the three months ended March 31, 2014 is a decrease of 1.9% or $137,000 compared to non-interest expense of $7.4 million for the same period in 2013. This was attributable to lower other operating expenses, including expenses for collections, foreclosure and foreclosed properties. With lower operating expenses, the Company's efficiency ratio has dropped to 55.90% for the three months ended March 31, 2014 from 56.63% for the same period in 2013.
Income Taxes
Income taxes on operating earnings were $963,000 for the three months ended March 31, 2014, up $257,000 from the same period in 2013. This is in line with the increase in the Company's level of income before taxes and a higher level of tax-exempt income.
Investments
The Company's investment portfolio increased by $13.5 million or 2.8% between December 31, 2013, and March 31, 2014. As of March 31, 2014, mortgage-backed securities had a carrying value of $221.9 million and a fair value of $222.8 million. Of this total, securities with a fair value of $141.1 million or 63.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $81.7 million or 36.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2014 and 2013 and December 31, 2013.

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Securities available for sale
Mortgage-backed securities	$172,115	$177,729	$157,197
State and political subdivisions	131,315	126,315	127,600
Other equity securities	2,270	1,780	1,572
	$305,700	$305,824	$286,369
Securities to be held to maturity
U.S. government-sponsored agencies	$92,312	$92,280	$60,940
Mortgage-backed securities	49,805	35,712	46,604
State and political subdivisions	40,436	40,985	42,947
Corporate securities	300	300	300
	$182,853	$169,277	$150,791
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$12,875	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,912	$13,912	$13,912
Total securities	$502,465	$489,013	$451,072

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2014. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,312	3.32%
Total	—	%	92,312	3.32%
Mortgage-Backed Securities
Due in 1 year or less	137	2.96%	—	0.00%
Due in 1 to 5 years	19,946	2.58%	537	5.58%
Due in 5 to 10 years	14,445	3.23%	16,848	2.89%
Due after 10 years	137,587	2.81%	32,420	3.81%
Total	172,115	2.82%	49,805	3.52%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	265	6.03%
Due in 1 to 5 years	106	7.05%	5,114	6.68%
Due in 5 to 10 years	1,745	6.08%	25,424	6.26%
Due after 10 years	129,464	5.36%	9,633	6.14%
Total	131,315	5.37%	40,436	6.28%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	2,270	1.44%	—	0.00%
	$305,700	3.91%	$182,853	4.03%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2014 amounted to $17.5 million, or 3.64% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount was $27.3 million, or 5.63% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2014, the Company had temporarily impaired securities with a fair value of $247.8 million and unrealized losses of $17.5 million, as identified in the table below. This was down from December 31, 2013 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $33.3 million as of March 31, 2014, compared with $12.7 million at December 31, 2013. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2014:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$82,374	$(9,131)	$—	$—	$82,374	$(9,131)
Mortgage-backed securities	81,618	(2,758)	14,324	(742)	95,942	(3,500)
State and political subdivisions	50,480	(2,669)	18,918	(2,210)	69,398	(4,879)
Other equity securities	67	(2)	51	(1)	118	(3)
	$214,539	$(14,560)	$33,293	$(2,953)	$247,832	$(17,513)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2014, there were $9.1 million of unrealized losses on these securities compared to $12.8 million unrealized losses as of December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2014, there were $3.5 million of unrealized losses on these securities compared with $5.1 million at December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2014 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2014, the total unrealized losses on municipal securities amounted to $4.9 million, compared with $9.4 million at December 31, 2013. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2014 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2014, or at December 31, 2013. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2014, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of March 31, 2014, the total unrealized losses on other equity securities amounted to $3,000, compared with $2,000 at December 31, 2013. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at March 31, 2014.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2014 and December 31, 2013, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2014, the Bank had $56,000 in loans held for sale. This compares to $83,000 at December 31, 2013 and $244,000 at March 31, 2013. The Bank has recently decided to participate in FHLB's Mortgage Partnership Finance Program ("MPF"), selling several loans with recourse. The volume of loans sold to date through the MPF program is de minimus, therefore, there was no impact on the reserve.
Loans
The loan portfolio decreased during the first three months of 2014, with total loans at $868.9 million at March 31, 2014, down $7.5 million or 0.9% from total loans of $876.4 million at December 31, 2013. Commercial loans decreased $2.5 million or 0.7% between December 31, 2013 and March 31, 2014, municipal loans decreased by $1.3 million or 6.9% and residential term loans decreased $4.7 million or 1.3%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 25.7% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 75.9% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at March 31, 2014 and 2013 and December 31, 2013.

Dollars in thousands	March 31, 2014		December 31, 2013		March 31, 2013
Commercial
Real estate	$240,187	27.7%	$245,943	28.2%	$250,180	29.0%
Construction	21,686	2.5%	20,382	2.3%	17,090	2.0%
Other	97,276	11.2%	95,289	10.9%	89,874	10.4%
Municipal	17,790	2.0%	19,117	2.2%	15,017	1.7%
Residential
Term	372,479	42.9%	377,218	43.0%	376,029	43.5%
Construction	12,360	1.4%	11,803	1.3%	4,222	0.5%
Home equity line of credit	92,202	10.6%	91,549	10.4%	96,536	11.2%
Consumer	14,934	1.7%	15,066	1.7%	14,529	1.7%
Total loans	$868,914	100.0%	$876,367	100.0%	$863,477	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2014.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,343	$23,011	$21,064	$188,769	$240,187
Construction	1,532	2,036	1,667	16,451	21,686
Other	10,667	29,251	16,458	40,900	97,276
Municipal	1,591	3,316	6,156	6,727	17,790
Residential
Term	3,862	8,835	18,206	341,576	372,479
Construction	674	—	—	11,686	12,360
Home equity line of credit	714	277	1,470	89,741	92,202
Consumer	6,417	4,335	1,283	2,899	14,934
Total loans	$32,800	$71,061	$66,304	$698,749	$868,914
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2014.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$36,500	4.2%	$203,687	23.5%	$240,187	27.7%
Construction	8,780	1.0%	12,906	1.5%	21,686	2.5%
Other	37,978	4.4%	59,298	6.8%	97,276	11.2%
Municipal	15,251	1.7%	2,539	0.3%	17,790	2.0%
Residential
Term	216,260	24.9%	156,219	18.0%	372,479	42.9%
Construction	11,912	1.3%	448	0.1%	12,360	1.4%
Home equity line of credit	963	0.1%	91,239	10.5%	92,202	10.6%
Consumer	11,086	1.3%	3,848	0.4%	14,934	1.7%
Total loans	$338,730	38.9%	$530,184	61.1%	$868,914	100.0%

Loan Concentrations
As of March 31, 2014, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The increase in the unallocated portion in 2014 is deemed appropriate due to the following:

•
The potentially indeterminate effects of the Federal Reserve’s tapering of its purchases of Treasury bonds and mortgage-backed securities create the possibility of economic ambiguities in the region.  Backing out of the quantitative easing, or stimulus program of this size is new.  This increases uncertainty in the existing loan portfolio.

•	The direction of the economy remains uncertain and its impact on the Bank’s loan portfolio is indeterminate.

•
Recently, in 2012 and forward, the Bank’s overall loss rate has exceeded its peer group.   This may be due to a general lag effect and/or the extended foreclosure periods mandated by State law.  A higher unallocated level may be appropriate at this time to support this.

•
External conditions and factors specific to individual credits and collateral values may bring rise to unforeseen variations in specific reserves on impaired loans in subsequent periods.  A review of specific reserves estimated on year end 2012 impaired loans found that 43% required adjustments in subsequent periods during 2013.  This adjustment rate was in line with prior periods suggesting a risk of uncertainty and imprecision in the estimates thereby supporting some level of unallocated for unanticipated changes.

•
A recent internal analysis completed on OREO property sales found that properties sold, on average, approximately 19% below the appraised value of the property at the time of take in.  Based on the analysis, Management has been applying a 20% additional discount factor, exclusive of the estimated cost to sell factor, to arrive at OREO take in amounts.  This will impact the allowance as these potential additional write downs would be taken against the allowance.  The unallocated would provide additional funds for these adjustments.

•
The years from 2009 through 2013, a period of historically high losses for the Bank,  the required reserve estimate as a percent of total loans averaged 1.31%, and ranged from a low of .88% to a high of 1.60%.  In dollars the range is $8.7 million to $13.9 million. The current ALLL level including the unallocated is in the middle of the range. The current situation indicates improving economic conditions and Bank loan quality.  The continued view of the economic recovery is one moving at a slow to moderate pace consequently, caution remains appropriate at the evaluation date regarding the direction of the economy, the uncertain consequences of the Federal Reserve monetary tightening and their potential collective impact on Bank loan portfolio quality.  Such uncertainties support the unallocated position.

•
In more general terms, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2014, impaired loans with specific reserves totaled $12.3 million and the amount of such reserves was $2.8 million. This compares to impaired loans with specific reserves of $9.9 million at December 31, 2013 and the amount of such reserves was $2.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2014 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of March 31, 2014 and 2013 and December 31, 2013. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2014		December 31, 2013		March 31, 2013
Commercial
Real estate	$4,500	27.7%	$4,602	28.2%	$5,879	29.0%
Construction	590	2.5%	575	2.3%	1,064	2.0%
Other	2,241	11.2%	2,276	10.9%	2,115	10.4%
Municipal	15	2.0%	15	2.2%	18	1.7%
Residential
Term	1,232	42.9%	1,099	43.0%	1,113	43.5%
Construction	22	1.4%	21	1.3%	9	0.5%
Home equity line of credit	708	10.6%	675	10.4%	859	11.2%
Consumer	517	1.7%	573	1.7%	574	1.7%
Unallocated	1,830	—%	1,678	—%	1,089	—%
Total	$11,655	100.0%	$11,514	100.0%	$12,720	100.0%

The allowance for loan losses totaled $11.7 million at March 31, 2014, compared to $11.5 million as of December 31, 2013 and $12.7 million as of March 31, 2013. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $325,000 in the first three months of 2014 from $2.5 million at December 31, 2013 to $2.8 million at March 31, 2014. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $376,000 in the first three months of 2014. This decline was due to a reduction in classified pool balances and the decrease in total loans outstanding from December 31, 2014. The portion of the reserve based on qualitative factors increased by $40,000 in the first three months of 2014 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $152,000 increase in unallocated reserves in the first three months of 2014 from $1.7 million at December 31, 2013 to $1.8 million at March 31, 2014.

A breakdown of the allowance for loan losses as of March 31, 2014, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,019	$1,707	$1,774	$—	$4,500
Construction	276	154	160	—	590
Other	834	690	717	—	2,241
Municipal	—	—	15	—	15
Residential
Term	574	303	355	—	1,232
Construction	—	10	12	—	22
Home equity line of credit	83	343	282	—	708
Consumer	—	323	194	—	517
Unallocated	—	—	—	1,830	1,830
	$2,786	$3,530	$3,509	$1,830	$11,655
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $400,000 for the first three months of 2014, a decrease of $1.1 million from the first three months of 2013. Net chargeoffs were $259,000 in the first three months of 2014 compared to net chargeoffs of $1.3 million in the first three months of 2013. Our allowance as a percentage of outstanding loans was 1.34% as of March 31, 2014, compared to 1.31% as of December 31, 2013, and down from 1.47% a year ago.

The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013:

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Balance at beginning of year	$11,514	$12,500	$12,500
Loans charged off:
Commercial
Real estate	20	150	54
Construction	—	963	403
Other	174	2,583	288
Municipal	—	—	—
Residential
Term	119	1,118	200
Construction	—	—	—
Home equity line of credit	12	611	362
Consumer	70	430	127
Total	395	5,855	1,434
Recoveries on loans previously charged off
Commercial
Real estate	1	—	—
Construction	—	—	—
Other	64	359	103
Municipal	—	—	—
Residential
Term	4	103	2
Construction	—	—	—
Home equity line of credit	1	24	1
Consumer	66	183	48
Total	136	669	154
Net loans charged off	259	5,186	1,280
Provision for loan losses	400	4,200	1,500
Balance at end of period	$11,655	$11,514	$12,720
Ratio of net loans charged off to average loans outstanding[1]	0.12%	0.60%	0.60%
Ratio of allowance for loan losses to total loans outstanding	1.34%	1.31%	1.47%
1 Ratios for both years have been annualized on a 365-day basis.
Management believes the allowance for loan losses is appropriate as of March 31, 2014. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.63% at March 31, 2014 compared to 1.86% at December 31, 2013 and 2.42% at March 31, 2013. The following table shows the distribution of nonperforming loans by class as of March 31, 2014 and 2013 and December 31, 2013:

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Commercial
Real estate	$2,835	$2,457	$4,599
Construction	208	—	1,045
Other	3,008	4,370	3,152
Municipal	—	—	—
Residential
Term	7,103	8,484	11,098
Construction	—	—	—
Home equity line of credit	1,017	—	1,030
Consumer	—	1,007	—
Total nonperforming loans	$14,171	$16,318	$20,924
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2014, loans 90 or more days past due and still accruing interest totaled $224,000, compared to $1.0 million and $389,000 at December 31, 2013 and March 31, 2013, respectively.

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
Our efforts to assist homeowners and other borrowers increased our overall level of TDRs during the first three months of 2014. As of March 31, 2014, we had 101 loans with a value of $28.8 million that have been restructured. This compares to 99 loans with a value of $29.1 million and 106 loans with a value of $31.1 million classified as TDRs as of December 31, 2013 and March 31, 2013, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2013 and March 31, 2014:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2013	99	$29,098
Added in 2014	3	293
Removed in 2014	(1)	(352)
Repayments in 2014	—	(243)
Total at March 31, 2014	101	$28,796

As of March 31, 2014, 79 loans with an aggregate balance of $25.6 million were performing under the modified terms, five loans with an aggregate balance of $738,000 were more than 30 days past due and accruing and 17 loans with an aggregate balance of $2.4 million were on nonaccrual. As a percentage of aggregate outstanding balance, 89.0% were performing under the modified terms, 2.6% were more than 30 days past due and accruing and 8.4% were on nonaccrual. The performance status of all TDRs as of March 31, 2014, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$12,143	$247	$535	$12,925
Construction	1,284	—	—	1,284
Other	2,245	3	52	2,300
Municipal	—	—	—	—
Residential
Term	9,333	488	1,629	11,450
Construction	—	—	—	—
Home equity line of credit	636	—	201	837
Consumer	—	—	—	—
	$25,641	$738	$2,417	$28,796
Percent of balance	89.0%	2.6%	8.4%	100.0%
Number of loans	79	5	17	101
Associated specific balance	$1,114	$18	$115	$1,247

Residential TDRs (including home equity lines of credit) as of March 31, 2014 included 61 loans with an aggregate balance of $12.3 million, and the modifications granted fell into five major categories. Loans totaling $7.2 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.4 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $662,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.9 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.7 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2014 were comprised of 40 loans with a balance of $16.5 million. Of this total, 26 loans with an aggregate balance of $11.7 million had an extended period of interest-only payments, deferring the start of principal repayment. Eight loans with an aggregate balance of $2.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining six loans with an aggregate balance of $2.5 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2014, Management is aware of 12 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.7 million. There were also 17 loans with an outstanding balance of $2.4 million that were classified as TDRs and on non-accrual status. Five loans with an outstanding balance of $699,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $40.6 million at March 31, 2014, and have decreased $1.8 million from December 31, 2013. The number of loans increased by eight from 201 to 209 during the same period. Impaired commercial loans decreased $907,000 between December 31, 2013 and March 31, 2014. The specific allowance for impaired commercial loans increased from $2.0 million at December 31, 2013 to $2.1 million as of March 31, 2014, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2013 to March 31, 2014, impaired residential loans decreased $862,000 and impaired home equity lines of credit increased $5,000.
The following table sets forth impaired loans as of March 31, 2014 and 2013 and December 31, 2013:

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Commercial
Real estate	$15,260	$14,935	$17,534
Construction	1,492	1,284	2,347
Other	5,258	6,698	5,550
Municipal	—	—	—
Residential
Term	16,924	17,786	20,262
Construction	—	—	—
Home equity line of credit	1,653	1,648	1,683
Consumer	—	—	—
Total	$40,587	$42,351	$47,376
Past Due Loans
The Bank's overall loan delinquency ratio was 1.48% at March 31, 2014 compared to 1.82% at December 31, 2013 and 3.12% at March 31, 2013. Loans 90 days delinquent and accruing decreased from $1.0 million at December 31, 2013 to $224,000 as of March 31, 2014. The total at March 31, 2014, is made up of seven loans, with the largest loan totaling $137,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of March 31, 2014 and 2013 and December 31, 2013:

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Commercial
Real estate	$2,362	$1,086	$4,364
Construction	208	—	52
Other	1,846	3,469	6,695
Municipal	—	—	—
Residential
Term	6,982	9,144	13,372
Construction	—	47	189
Home equity line of credit	1,336	1,719	1,935
Consumer	151	527	323
Total	$12,885	$15,992	$26,930
Loans 30-89 days past due to total loans	0.30%	0.46%	1.43%
Loans 90+ days past due and accruing to total loans	0.03%	0.12%	0.05%
Loans 90+ days past due on non-accrual to total loans	1.16%	1.24%	1.64%
Total past due loans to total loans	1.48%	1.82%	3.12%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2014, there were eight potential problem loans with a balance of $485,000 or 0.06% of total loans. This compares to 9 loans with a balance of $651,000.0 million or 0.1% of total loans at December 31, 2013.
As of March 31, 2014, there were 41 loans in the process of foreclosure with a total balance of $4.4 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2014, there were 31 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $215,000, compared to December 31, 2013 when there were 32 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $330,000 and March 31, 2013 when there were 32 properties owned with a net OREO balance of $7.4 million, net of an allowance for losses of $324,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2014	December 31, 2013	March 31, 2013
Carrying Value
Commercial
Real estate	$145	$394	$111
Construction	192	295	2,770
Other	591	531	1,373
Municipal	—	—	—
Residential
Term	4,221	3,917	3,457
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$5,149	$5,137	$7,711
Related Allowance
Commercial
Real estate	$—	$74	$—
Construction	8	8	—
Other	7	7	100
Municipal	—	—	—
Residential
Term	200	241	224
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$215	$330	$324
Net Value
Commercial
Real estate	$145	$320	$111
Construction	184	287	2,770
Other	584	524	1,273
Municipal	—	—	—
Residential
Term	4,021	3,676	3,233
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$4,934	$4,807	$7,387

Liquidity Management
As of March 31, 2014, the Bank had primary sources of liquidity of $285.4 million. It is Management's opinion this is adequate. The Bank has an additional $287.5 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 71.5% of total average assets in the first three months of 2014. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first three months of 2014, total deposits increased by $21.6 million or 2.1% from December 31, 2013 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $4.9 million or 1.2% in the first three months of 2014, money market deposits increased $2.7 million or 3.1%, and certificates of deposit increased $23.9 million or 4.5%. Between March 31, 2013 and March 31, 2014, total deposits increased by $70.1 million or 7.2%. Low-cost deposits increased by $41.3 million or 11.4%, money market accounts increased $1.0 million or 1.2%, and certificates of deposit increased $27.8 million or 5.3%. The changes in certificates of deposit year-over-year and for the first three months of 2014 were the result of the level of total assets and funding shifts between wholesale CDs and borrowed funds. The decrease in low-cost deposits year-to-date is the result of normal seasonal fluctuation.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2014, borrowed funds decreased $25.6 million or 9.2% from December 31, 2013. Between March 31, 2013 and March 31, 2014, borrowed funds decreased by $7.7 million or 2.9%. These changes were due to the shifts in funding mentioned above.
Shareholders' Equity
Shareholders' equity as of March 31, 2014 was $152.4 million, compared to $146.1 million as of December 31, 2013 and $163.7 million as of March 31, 2013. The Company's earnings in the first three months of 2014, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $4.8 million from December 31, 2013 and now stands at $1.8 million.
A cash dividend of $0.20 per share was declared in the first quarter of 2014, equal to the dividend declared in the fourth quarter 2013 and an increase of half a cent over the $0.195 per share dividend the Company has paid each quarter for the past five years. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 62.50% for the first three months of 2014 compared to 72.22% for the same period in 2013. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2014 is this year's net income plus $9.2 million.
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
Regulatory leverage capital ratios for the Company were 8.58% and 8.67% at March 31, 2014 and December 31, 2013, respectively. The Company had a tier one risk-based capital ratio of 15.05% and a tier two risk-based capital ratio of 16.30% at March 31, 2014, compared to 14.78% and 16.03%, respectively, at December 31, 2013. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.
Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2014:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$253,519	$123,373	$70,000	$60,000	$146
Operating leases	741	147	285	202	107
Certificates of deposit	554,974	430,715	83,966	40,293	—
Total	$809,234	$554,235	$154,251	$100,495	$253
Total loan commitments and unused lines of credit	$127,032	$127,032	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2014 was -2.55% of total assets compared to +0.98% of total assets at December 31, 2013. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2014, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$12,798	$32,151	$150,265	$296,058
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	56
Loans	391,465	139,138	246,004	92,307
Other interest-earning assets	—	10,849	—	—
Non-rate-sensitive assets	8,647	—	—	72,467
Total assets	425,785	182,138	396,269	461,925
Interest-bearing deposits	257,559	256,761	123,636	313,754
Borrowed funds	103,372	20,000	130,000	147
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	220,938
Total liabilities and equity	362,831	282,461	285,986	534,839
Period gap	$62,954	$(100,323)	$110,283	$(72,915)
Percent of total assets	4.29%	(6.84)%	7.52%	(4.97)%
Cumulative gap (current)	$62,954	$(37,369)	$72,914	$—
Percent of total assets	4.29%	(2.55)%	4.97%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.77% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.75% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 4.28% in a falling-rate scenario, and lower than that earned in a stable rate environment by 2.12% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2014 and December 31, 2013 is presented in the following table:

Changes in Net Interest Income	March 31, 2014	December 31, 2013
Year 1
Projected change if rates decrease by 1.0%	-0.77%	0.79%
Projected change if rates increase by 2.0%	-2.75%	-2.47%
Year 2
Projected change if rates decrease by 1.0%	4.28%	4.82%
Projected change if rates increase by 2.0%	-2.12%	-1.25%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2014, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2014, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next four-to-eight quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2014, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2013.

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

Date: May 9, 2014

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 9, 2014