Form 10-Q
period 2014-06-30
First Bancorp, Inc /ME/
filed 2014-08-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2014
Common Stock: 10,715,018 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock Options and Stock Based Compensation	Page 28
Note 6 – Preferred and Common Stock	Page 29
Note 7 – Earnings Per Share	Page 30
Note 8 – Employee Benefit Plans	Page 32
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 – Acquisitions and Intangible Assets	Page 34
Note 11 – Mortgage Servicing Rights	Page 34
Note 12 – Income Taxes	Page 35
Note 13 - Certificates of Deposit	Page 35
Note 14 – Reclassifications	Page 35
Note 15 – Fair Value Disclosures	Page 35
Note 16 – Impact of Recently Issued Accounting Standards	Page 41
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 43
Forward-Looking Statements	Page 43
Critical Accounting Policies	Page 43
Use of Non-GAAP Financial Measures	Page 44
Executive Summary	Page 45
Net Interest Income	Page 46
Average Daily Balance Sheets	Page 49
Non-Interest Income	Page 50
Non-Interest Expense	Page 50
Income Taxes	Page 50
Investments	Page 50
Impaired Securities	Page 52
Federal Home Loan Bank Stock	Page 54
Loans and Loans Held for Sale	Page 54
Credit Risk Management and Allowance for Loan Losses	Page 56
Non-Performing Loans and Troubled Debt Restructured	Page 59
Impaired Loans	Page 62
Past Due Loans	Page 62
Potential Problem Loans and Loans in Process of Foreclosure	Page 62
Other Real Estate Owned	Page 63
Liquidity Management	Page 64
Deposits	Page 65
Borrowed Funds	Page 65

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
except for per share amounts	2014	2013	2014	2013

Summary of Operations
Interest Income	$25,363	$24,514	$12,740	$12,249
Interest Expense	5,817	6,240	2,905	3,138
Net Interest Income	19,546	18,274	9,835	9,111
Provision for Loan Losses	500	2,700	100	1,200
Non-Interest Income	4,790	6,867	2,458	3,579
Non-Interest Expense	14,543	14,812	7,291	7,423
Net Income	7,175	6,098	3,747	3,242
Per Common Share Data
Basic Earnings per Share	$0.67	$0.56	$0.35	$0.29
Diluted Earnings per Share	0.67	0.56	0.35	0.29
Cash Dividends Declared	0.410	0.390	0.210	0.195
Book Value per Common Share	14.70	13.69	14.70	13.69
Tangible Book Value per Common Share[2]	11.87	10.82	11.87	10.82
Market Value	17.46	17.48	17.46	17.48
Financial Ratios
Return on Average Equity[1]	9.40%	8.18%	9.59%	8.38%
Return on Average Tangible Common Equity[1,2]	11.71%	9.70%	11.90%	9.93%
Return on Average Assets[1]	0.98%	0.87%	1.01%	0.92%
Average Equity to Average Assets	10.43%	11.18%	10.58%	11.23%
Average Tangible Equity to Average Assets[2]	8.37%	9.01%	8.53%	9.06%
Net Interest Margin Tax-Equivalent[1,2]	3.11%	3.04%	3.10%	3.02%
Dividend Payout Ratio	61.19%	69.64%	60.00%	67.24%
Allowance for Loan Losses/Total Loans	1.31%	1.46%	1.31%	1.46%
Non-Performing Loans to Total Loans	1.42%	2.25%	1.42%	2.25%
Non-Performing Assets to Total Assets	1.16%	1.75%	1.16%	1.75%
Efficiency Ratio[2]	55.48%	57.26%	55.08%	57.90%
At Period End
Total Assets	$1,504,080	$1,444,496	$1,504,080	$1,444,496
Total Loans	891,864	866,071	891,864	866,071
Total Investment Securities	515,927	478,911	515,927	478,911
Total Deposits	1,033,436	1,027,682	1,033,436	1,027,682
Total Shareholders' Equity	157,449	145,972	157,449	145,972
1Annualized using a 365-day basis for both years.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2014 and 2013 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
August 8, 2014

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2014	December 31, 2013	June 30, 2013
Assets
Cash and cash equivalents	$20,416,000	$16,570,000	$18,683,000
Interest bearing deposits in other banks	272,000	2,562,000	334,000
Securities available for sale	303,880,000	305,824,000	287,735,000
Securities to be held to maturity (fair value of $195,550,000 at June 30, 2014, $158,336,000 at December 31, 2013 and $174,790,000 at June 30, 2013)	198,135,000	169,277,000	177,264,000
Restricted equity securities, at cost	13,912,000	13,912,000	13,912,000
Loans held for sale	272,000	83,000	1,047,000
Loans	891,864,000	876,367,000	866,071,000
Less allowance for loan losses	11,644,000	11,514,000	12,670,000
Net loans	880,220,000	864,853,000	853,401,000
Accrued interest receivable	6,247,000	5,038,000	6,443,000
Premises and equipment, net	21,933,000	23,616,000	23,913,000
Other real estate owned	4,863,000	4,807,000	5,826,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	24,125,000	27,616,000	26,133,000
Total assets	$1,504,080,000	$1,463,963,000	$1,444,496,000
Liabilities
Demand deposits	$99,210,000	$106,125,000	$88,540,000
NOW deposits	174,680,000	151,322,000	139,022,000
Money market deposits	92,060,000	86,730,000	87,993,000
Savings deposits	153,602,000	149,103,000	142,718,000
Certificates of deposit	513,884,000	531,119,000	569,409,000
Total deposits	1,033,436,000	1,024,399,000	1,027,682,000
Borrowed funds – short term	183,375,000	148,977,000	116,956,000
Borrowed funds – long term	115,145,000	130,148,000	140,152,000
Other liabilities	14,675,000	14,341,000	13,734,000
Total liabilities	1,346,631,000	1,317,865,000	1,298,524,000
Shareholders' equity
Common stock, one cent par value per share	107,000	106,000	106,000
Additional paid-in capital	58,823,000	58,395,000	58,066,000
Retained earnings	96,785,000	94,000,000	91,348,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	1,546,000	(6,591,000)	(3,433,000)
Net unrealized gain (loss) on postretirement benefit costs	188,000	188,000	(115,000)
Total shareholders' equity	157,449,000	146,098,000	145,972,000
Total liabilities & shareholders' equity	$1,504,080,000	$1,463,963,000	$1,444,496,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,710,673	10,671,192	10,659,764
Book value per common share	$14.70	$13.69	$13.69
Tangible book value per common share	$11.87	$10.83	$10.82

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$17,220,000	$17,530,000	$8,642,000	$8,738,000
Interest on deposits with other banks	3,000	4,000	1,000	2,000
Interest and dividends on investments	8,140,000	6,980,000	4,097,000	3,509,000
Total interest income	25,363,000	24,514,000	12,740,000	12,249,000
Interest expense
Interest on deposits	3,629,000	4,012,000	1,804,000	2,025,000
Interest on borrowed funds	2,188,000	2,228,000	1,101,000	1,113,000
Total interest expense	5,817,000	6,240,000	2,905,000	3,138,000
Net interest income	19,546,000	18,274,000	9,835,000	9,111,000
Provision for loan losses	500,000	2,700,000	100,000	1,200,000
Net interest income after provision for loan losses	19,046,000	15,574,000	9,735,000	7,911,000
Non-interest income
Investment management and fiduciary income	1,102,000	968,000	585,000	519,000
Service charges on deposit accounts	1,301,000	1,423,000	682,000	775,000
Net securities gains	40,000	1,087,000	4,000	788,000
Mortgage origination and servicing income, net of amortization	354,000	1,387,000	160,000	491,000
Other operating income	1,993,000	2,002,000	1,027,000	1,006,000
Total non-interest income	4,790,000	6,867,000	2,458,000	3,579,000
Non-interest expense
Salaries and employee benefits	7,220,000	6,994,000	3,523,000	3,520,000
Occupancy expense	1,171,000	1,069,000	559,000	522,000
Furniture and equipment expense	1,372,000	1,310,000	675,000	688,000
FDIC insurance premiums	519,000	584,000	254,000	294,000
Amortization of identified intangibles	163,000	163,000	81,000	81,000
Other operating expense	4,098,000	4,692,000	2,199,000	2,318,000
Total non-interest expense	14,543,000	14,812,000	7,291,000	7,423,000
Income before income taxes	9,293,000	7,629,000	4,902,000	4,067,000
Income tax expense	2,118,000	1,531,000	1,155,000	825,000
NET INCOME	$7,175,000	$6,098,000	$3,747,000	$3,242,000
Basic earnings per common share	$0.67	$0.56	$0.35	$0.29
Diluted earnings per common share	$0.67	$0.56	$0.35	$0.29
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	8,137,000	(11,373,000)	3,313,000	(8,907,000)
Net unrecognized gain on postretirement benefits	—	8,000	—	4,000
Other comprehensive income (loss)	8,137,000	(11,365,000)	3,313,000	(8,903,000)
Comprehensive income (loss)	$15,312,000	$(5,267,000)	$7,060,000	$(5,661,000)
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	6,098,000	—	6,098,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(11,373,000)	(11,373,000)
Amortization of unrecognized transition obligation for postretirement benefits, net of tax	—	—	—	—	8,000	8,000
Comprehensive loss	—	—	—	6,098,000	(11,365,000)	(5,267,000)
Cash dividends declared on preferred stock	—	—	—	(247,000)	—	(247,000)
Cash dividends declared on common stock ($0.39 per share)	—	—	—	(4,195,000)	—	(4,195,000)
Equity compensation expense	—	—	107,000	—	—	107,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	799,850	11,751,000	—	—	11,751,000
Balance at June 30, 2013	$—	10,659,764	$58,172,000	$91,348,000	$(3,548,000)	$145,972,000

Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	—	7,175,000	—	7,175,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	8,137,000	8,137,000
Comprehensive income	—	—	—	7,175,000	8,137,000	15,312,000
Cash dividends declared on common stock ($0.41 per share)	—	—	—	(4,390,000)	—	(4,390,000)
Equity compensation expense	—	—	205,000	—	—	205,000
Issuance of restricted stock	—	25,843	—	—	—	—
Proceeds from sale of common stock	—	13,638	224,000	—	—	224,000
Balance at June 30, 2014	$—	10,710,673	$58,930,000	$96,785,000	$1,734,000	$157,449,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$7,175,000	$6,098,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	837,000	838,000
Change in deferred taxes	(251,000)	(13,000)
Provision for loan losses	500,000	2,700,000
Loans originated for resale	(8,156,000)	(34,725,000)
Proceeds from sales and transfers of loans	8,153,000	35,549,000
Net gain on sales of loans	(186,000)	(836,000)
Net gain on sale or call of securities	(40,000)	(1,087,000)
Net amortization of premiums on investments	533,000	1,152,000
Net (gain) loss on sale of other real estate owned	(46,000)	24,000
Provision for losses on other real estate owned	99,000	332,000
Equity compensation expense	205,000	107,000
Net increase in other assets and accrued interest	(2,800,000)	(125,000)
Net increase in other liabilities	839,000	900,000
Net loss on disposal of premises and equipment	5,000	4,000
Amortization of investment in limited partnership	284,000	260,000
Net acquisition amortization	163,000	163,000
Net cash provided by operating activities	7,314,000	11,341,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	2,290,000	1,304,000
Proceeds from sales of securities available for sale	—	10,563,000
Proceeds from maturities, payments and calls of securities available for sale	14,411,000	35,593,000
Proceeds from maturities, payments and calls of securities to be held to maturity	6,082,000	28,818,000
Proceeds from sales of other real estate owned	1,262,000	2,062,000
Purchases of securities available for sale	(501,000)	(59,873,000)
Purchases of securities to be held to maturity	(34,881,000)	(62,728,000)
Redemption of restricted equity securities	—	536,000
Net (increase) decrease in loans	(17,238,000)	32,000
Capital expenditures	(396,000)	(1,767,000)
Proceeds from disposal of premises and equipment	1,237,000	—
Net cash used in investing activities	(27,734,000)	(45,460,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	26,272,000	4,479,000
Net increase (decrease) in certificates of deposit	(17,235,000)	64,353,000
Net increase (decrease) in short-term borrowings	19,395,000	(25,797,000)
Repurchase of preferred stock	—	(12,500,000)
Proceeds from sale of common stock	224,000	11,751,000
Dividends paid	(4,390,000)	(4,442,000)
Net cash provided by financing activities	24,266,000	37,844,000
Net increase in cash and cash equivalents	3,846,000	3,725,000
Cash and cash equivalents at beginning of period	16,570,000	14,958,000
Cash and cash equivalents at end of period	$20,416,000	$18,683,000
Interest paid	$5,807,000	$6,368,000
Income taxes paid	1,960,000	950,000
Non-cash transactions
Net transfer from loans to other real estate owned	$1,371,000	$651,000

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
Subsequent Events
Events occurring subsequent to June 30, 2014, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$165,978,000	$2,417,000	$(1,692,000)	$166,703,000
State and political subdivisions	133,327,000	3,951,000	(2,383,000)	134,895,000
Other equity securities	2,196,000	87,000	(1,000)	2,282,000
	$301,501,000	$6,455,000	$(4,076,000)	$303,880,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,324,000	$5,000	$(6,343,000)	$85,986,000
Mortgage-backed securities	65,835,000	1,851,000	(526,000)	67,160,000
State and political subdivisions	39,676,000	2,459,000	(31,000)	42,104,000
Corporate securities	300,000	—	—	300,000
	$198,135,000	$4,315,000	$(6,900,000)	$195,550,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$180,109,000	$1,392,000	$(3,772,000)	$177,729,000
State and political subdivisions	134,188,000	1,458,000	(9,331,000)	126,315,000
Other equity securities	1,666,000	116,000	(2,000)	1,780,000
	$315,963,000	$2,966,000	$(13,105,000)	$305,824,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,280,000	$1,000	$(12,757,000)	$79,524,000
Mortgage-backed securities	35,712,000	1,440,000	(1,336,000)	35,816,000
State and political subdivisions	40,985,000	1,823,000	(112,000)	42,696,000
Corporate securities	300,000	—	—	300,000
	$169,277,000	$3,264,000	$(14,205,000)	$158,336,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$157,023,000	$2,014,000	$(1,513,000)	$157,524,000
State and political subdivisions	134,376,000	1,955,000	(7,792,000)	128,539,000
Other equity securities	1,617,000	63,000	(8,000)	1,672,000
	$293,016,000	$4,032,000	$(9,313,000)	$287,735,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,179,000	$10,000	$(5,944,000)	$86,245,000
Mortgage-backed securities	42,389,000	1,883,000	(625,000)	43,647,000
State and political subdivisions	42,396,000	2,268,000	(66,000)	44,598,000
Corporate securities	300,000	—	—	300,000
	$177,264,000	$4,161,000	$(6,635,000)	$174,790,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at June 30, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	20,101,000	20,557,000	11,326,000	11,610,000
Due in 5 to 10 years	28,261,000	28,483,000	44,528,000	46,301,000
Due after 10 years	250,943,000	252,558,000	142,281,000	137,639,000
Equity securities	2,196,000	2,282,000	—	—
	$301,501,000	$303,880,000	$198,135,000	$195,550,000

The following table summarizes the contractual maturities of investment securities at December 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$717,000	$721,000	$268,000	$273,000
Due in 1 to 5 years	20,547,000	20,636,000	6,420,000	6,790,000
Due in 5 to 10 years	16,114,000	16,267,000	33,442,000	33,828,000
Due after 10 years	276,919,000	266,420,000	129,147,000	117,445,000
Equity securities	1,666,000	1,780,000	—	—
	$315,963,000	$305,824,000	$169,277,000	$158,336,000

The following table summarizes the contractual maturities of investment securities at June 30, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,345,000	$1,368,000	$766,000	$773,000
Due in 1 to 5 years	139,000	140,000	6,081,000	6,462,000
Due in 5 to 10 years	2,426,000	2,563,000	24,873,000	26,299,000
Due after 10 years	287,489,000	281,992,000	145,544,000	141,256,000
Equity securities	1,617,000	1,672,000	—	—
	$293,016,000	$287,735,000	$177,264,000	$174,790,000
At June 30, 2014, securities with a fair value of $131,869,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $147,074,000 as of December 31, 2013 and $123,571,000 at June 30, 2013, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2014 and 2013:

	For the six months ended June 30,		For the quarters ended June 30,
	2014	2013	2014	2013
Proceeds from sales of securities	$—	$10,563,000	$—	$5,598,000
Gross realized gains	40,000	1,087,000	4,000	788,000
Gross realized losses	—	—	—	—
Net gain	$40,000	$1,087,000	$4,000	$788,000
Related income taxes	$14,000	$380,000	$1,000	$275,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2014, there were 197 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 175 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2014 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$—	$—	$85,167,000	$(6,343,000)	$85,167,000	$(6,343,000)
Mortgage-backed securities	39,436,000	(668,000)	32,975,000	(1,550,000)	72,411,000	(2,218,000)
State and political subdivisions	8,122,000	(71,000)	45,718,000	(2,343,000)	53,840,000	(2,414,000)
Other equity securities	—	—	52,000	(1,000)	52,000	(1,000)
	$47,558,000	$(739,000)	$163,912,000	$(10,237,000)	$211,470,000	$(10,976,000)

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
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2014, and 2013, and December 31, 2013, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2014 and 2013 and at December 31, 2013:

	June 30, 2014		December 31, 2013		June 30, 2013
Commercial
Real estate	$245,660,000	27.5%	$245,943,000	28.2%	$251,799,000	29.1%
Construction	17,084,000	1.9%	20,382,000	2.3%	18,641,000	2.2%
Other	104,234,000	11.7%	95,289,000	10.9%	91,393,000	10.6%
Municipal	17,893,000	2.0%	19,117,000	2.2%	14,885,000	1.7%
Residential
Term	379,027,000	42.5%	377,218,000	43.0%	374,522,000	43.2%
Construction	13,253,000	1.5%	11,803,000	1.3%	4,759,000	0.5%
Home equity line of credit	97,821,000	11.0%	91,549,000	10.4%	95,013,000	11.0%
Consumer	16,892,000	1.9%	15,066,000	1.7%	15,059,000	1.7%
Total	$891,864,000	100.0%	$876,367,000	100.0%	$866,071,000	100.0%
Loan balances include net deferred loan costs of $2,463,000 as of June 30, 2014, $2,086,000 as of December 31, 2013, and $2,001,000 as of June 30, 2013. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $270,701,000 at June 30, 2014, $266,740,000 at December 31, 2013, and $254,417,000 at June 30, 2013, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $233,544,000 at June 30, 2014, $189,728,000 at December 31, 2013, and $221,953,000 at June 30, 2013, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$406,000	$—	$1,676,000	$2,082,000	$243,578,000	$245,660,000	$—
Construction	—	—	208,000	208,000	16,876,000	17,084,000	—
Other	256,000	22,000	598,000	876,000	103,358,000	104,234,000	—
Municipal	—	—	—	—	17,893,000	17,893,000	—
Residential
Term	813,000	1,261,000	4,354,000	6,428,000	372,599,000	379,027,000	87,000
Construction	—	—	—	—	13,253,000	13,253,000	—
Home equity line of credit	471,000	93,000	875,000	1,439,000	96,382,000	97,821,000	—
Consumer	131,000	11,000	76,000	218,000	16,674,000	16,892,000	76,000
Total	$2,077,000	$1,387,000	$7,787,000	$11,251,000	$880,613,000	$891,864,000	$163,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$82,000	$259,000	$745,000	$1,086,000	$244,857,000	$245,943,000	$—
Construction	—	—	—	—	20,382,000	20,382,000	—
Other	544,000	128,000	2,797,000	3,469,000	91,820,000	95,289,000	—
Municipal	—	—	—	—	19,117,000	19,117,000	—
Residential
Term	229,000	1,913,000	7,002,000	9,144,000	368,074,000	377,218,000	596,000
Construction	47,000	—	—	47,000	11,756,000	11,803,000	—
Home equity line of credit	573,000	145,000	1,001,000	1,719,000	89,830,000	91,549,000	59,000
Consumer	113,000	26,000	388,000	527,000	14,539,000	15,066,000	388,000
Total	$1,588,000	$2,471,000	$11,933,000	$15,992,000	$860,375,000	$876,367,000	$1,043,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$717,000	$—	$2,347,000	$3,064,000	$248,735,000	$251,799,000	$—
Construction	—	—	456,000	456,000	18,185,000	18,641,000	—
Other	244,000	3,482,000	2,547,000	6,273,000	85,120,000	91,393,000	503,000
Municipal	—	—	—	—	14,885,000	14,885,000	—
Residential
Term	636,000	3,955,000	7,933,000	12,524,000	361,998,000	374,522,000	395,000
Construction	82,000	—	—	82,000	4,677,000	4,759,000	—
Home equity line of credit	652,000	62,000	816,000	1,530,000	93,483,000	95,013,000	—
Consumer	104,000	63,000	121,000	288,000	14,771,000	15,059,000	121,000
Total	$2,435,000	$7,562,000	$14,220,000	$24,217,000	$841,854,000	$866,071,000	$1,019,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2014 and 2013 and at December 31, 2013 is presented in the following table:

	June 30, 2014	December 31, 2013	June 30, 2013
Commercial
Real estate	$3,089,000	$2,457,000	$4,424,000
Construction	208,000	—	519,000
Other	2,017,000	4,370,000	2,856,000
Municipal	—	—	—
Residential
Term	6,432,000	8,484,000	10,640,000
Construction	—	—	—
Home equity line of credit	902,000	—	1,046,000
Consumer	—	1,007,000	—
Total	$12,648,000	$16,318,000	$19,485,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2014, is presented in the following table:

				For the six months ended June 30, 2014		For the quarter ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,688,000	$11,228,000	$—	$10,458,000	$201,000	$9,181,000	$112,000
Construction	—	—	—	60,000	—	52,000	—
Other	3,271,000	3,549,000	—	4,796,000	56,000	4,443,000	32,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,271,000	11,082,000	—	10,845,000	183,000	10,364,000	88,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,242,000	1,484,000	—	1,753,000	14,000	1,996,000	7,000
Consumer	—	—	—	—	—	—	—
	$25,472,000	$27,343,000	$—	$27,912,000	$454,000	$26,036,000	$239,000
With an Allowance Recorded
Commercial
Real estate	$4,115,000	$4,270,000	$1,150,000	$3,599,000	$81,000	$3,665,000	$42,000
Construction	1,492,000	1,492,000	487,000	1,140,000	28,000	995,000	14,000
Other	1,054,000	1,114,000	830,000	1,364,000	12,000	1,674,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	5,831,000	6,018,000	606,000	5,850,000	128,000	5,883,000	63,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	291,000	296,000	73,000	261,000	1,000	400,000	1,000
Consumer	—	—	—	—	—	—	—
	$12,783,000	$13,190,000	$3,146,000	$12,214,000	$250,000	$12,617,000	$128,000
Total
Commercial
Real estate	$14,803,000	$15,498,000	$1,150,000	$14,057,000	$282,000	$12,846,000	$154,000
Construction	1,492,000	1,492,000	487,000	1,200,000	28,000	1,047,000	14,000
Other	4,325,000	4,663,000	830,000	6,160,000	68,000	6,117,000	40,000
Municipal	—	—	—	—	—	—	—
Residential
Term	16,102,000	17,100,000	606,000	16,695,000	311,000	16,247,000	151,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,533,000	1,780,000	73,000	2,013,000	15,000	2,396,000	8,000
Consumer	—	—	—	—	—	—	—
	$38,255,000	$40,533,000	$3,146,000	$40,125,000	$704,000	$38,653,000	$367,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2013, is presented in the following table:

				For the six months ended June 30, 2013		For the quarter ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,452,000	$11,851,000	$—	$10,621,000	$200,000	$11,083,000	$99,000
Construction	517,000	1,065,000	—	210,000	28,000	376,000	27,000
Other	4,017,000	4,325,000	—	3,726,000	59,000	3,759,000	32,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,399,000	17,441,000	—	13,862,000	248,000	14,636,000	150,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,655,000	1,892,000	—	1,579,000	15,000	1,665,000	7,000
Consumer	—	—	—	—	—	—	—
	$33,040,000	$36,574,000	$—	$29,998,000	$550,000	$31,519,000	$315,000
With an Allowance Recorded
Commercial
Real estate	$5,880,000	$6,619,000	$1,510,000	$6,688,000	$110,000	$6,577,000	$48,000
Construction	1,302,000	1,302,000	266,000	2,297,000	19,000	1,626,000	(7,000)
Other	1,773,000	1,893,000	1,005,000	2,008,000	11,000	1,920,000	2,000
Municipal	—	—	—	—	—	—	—
Residential
Term	4,296,000	4,520,000	218,000	5,961,000	93,000	5,117,000	29,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	40,000	40,000	7,000	94,000	1,000	15,000	1,000
Consumer	—	—	—	—	—	—	—
	$13,291,000	$14,374,000	$3,006,000	$17,048,000	$234,000	$15,255,000	$73,000
Total
Commercial
Real estate	$17,332,000	$18,470,000	$1,510,000	$17,309,000	$310,000	$17,660,000	$147,000
Construction	1,819,000	2,367,000	266,000	2,507,000	47,000	2,002,000	20,000
Other	5,790,000	6,218,000	1,005,000	5,735,000	70,000	5,679,000	34,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,695,000	21,961,000	218,000	19,822,000	341,000	19,753,000	179,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,695,000	1,932,000	7,000	1,673,000	16,000	1,680,000	8,000
Consumer	—	—	—	—	—	—	—
	$46,331,000	$50,948,000	$3,006,000	$47,046,000	$784,000	$46,774,000	$388,000

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
As of June 30, 2014, the Company had 97 loans with a value of $28,295,000 that have been classified as TDRs. This compares to 99 loans with a value of $29,098,000 and 105 loans with a value of $30,874,000 classified as TDRs as of December 31, 2013 and June 30, 2013, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of June 30, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$12,702,000	$774,000
Construction	1	1,284,000	280,000
Other	18	2,311,000	142,000
Municipal	—	—	—
Residential
Term	55	11,166,000	383,000
Construction	—	—	—
Home equity line of credit	5	832,000	21,000
Consumer	—	—	—
	97	$28,295,000	$1,600,000
The following table shows TDRs by class and the specific reserve as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,018,000	$433,000
Construction	1	1,284,000	274,000
Other	20	2,734,000	100,000
Municipal	—	—	—
Residential
Term	53	11,220,000	210,000
Construction	—	—	—
Home equity line of credit	5	842,000	—
Consumer	—	—	—
	99	$29,098,000	$1,017,000

The following table shows TDRs by class and the specific reserve as of June 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,593,000	$868,000
Construction	3	1,789,000	267,000
Other	23	3,491,000	607,000
Municipal	—	—	—
Residential
Term	54	11,149,000	167,000
Construction	—	—	—
Home equity line of credit	5	852,000	7,000
Consumer	—	—	—
	105	$30,874,000	$1,916,000

As of June 30, 2014, 12 of the loans classified as TDRs with a total balance of $2,052,000 were more than 30 days past due. Of these loans, two loans with an outstanding balance of $256,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$518,000	$259,000
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	10	1,333,000	35,000
Construction	—	—	—
Home equity line of credit	1	201,000	21,000
Consumer	—	—	—
	12	$2,052,000	$315,000

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

For the six months ended June 30, 2014, three loans were placed on TDR status with a post modification outstanding balance of $291,000. This compares to ten loans placed on TDR status with a post modification outstanding balance of $3,724,000 for the six months ended June 30, 2013. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the six months ended June 30, 2014 and 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2014 and 2013:

For the six months ended June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	3	349,000	291,000	17,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$349,000	$291,000	$17,000

For the six months ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,897,000	$1,897,000	$—
Construction	—	—	—	—
Other	5	1,164,000	1,150,000	—
Municipal	—	—	—	—
Residential
Term	2	625,000	475,000	—
Construction	—	—	—	—
Home equity line of credit	1	204,000	202,000	—
Consumer	—	—	—	—
	10	$3,890,000	$3,724,000	$—

For the quarter ended June 30, 2014, no loans were placed on TDR status. This compares to three loans placed on TDR status with a post modification outstanding balance of $783,000 for the quarter ended June 30, 2013. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the three months ended June 30, 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2013:

For the quarter ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	2	623,000	620,000	—
Municipal	—	—	—	—
Residential
Term	1	313,000	163,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$936,000	$783,000	$—
As of June 30, 2014, Management is aware of 10 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,445,000. There were also 16 loans with an outstanding balance of $2,688,000 that were classified as TDRs and on non-accrual status. Six loans with an outstanding balance of $791,000, that were classified as TDRs, were in the process of foreclosure.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of June 30, 2014, December 31, 2013, and June 30, 2013, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,150,000	$1,246,000	$1,840,000	$—	$4,236,000
Construction	487,000	86,000	127,000	—	700,000
Other	830,000	530,000	783,000	—	2,143,000
Municipal	—	—	16,000	—	16,000
Residential
Term	606,000	288,000	370,000	—	1,264,000
Construction	—	10,000	13,000	—	23,000
Home equity line of credit	73,000	389,000	291,000	—	753,000
Consumer	—	383,000	199,000	—	582,000
Unallocated	—	—	.	1,927,000	1,927,000
	$3,146,000	$2,932,000	$3,639,000	$1,927,000	$11,644,000

As of December 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890,000	$1,927,000	$1,785,000	$—	$4,602,000
Construction	272,000	157,000	146,000	—	575,000
Other	841,000	745,000	690,000	—	2,276,000
Municipal	—	—	15,000	—	15,000
Residential
Term	404,000	342,000	353,000	—	1,099,000
Construction	—	10,000	11,000	—	21,000
Home equity line of credit	54,000	343,000	278,000	—	675,000
Consumer	—	382,000	191,000	—	573,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,461,000	$3,906,000	$3,469,000	$1,678,000	$11,514,000

As of June 30, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,510,000	$2,148,000	$2,153,000	$—	$5,811,000
Construction	266,000	162,000	163,000	—	591,000
Other	1,005,000	783,000	784,000	—	2,572,000
Municipal	—	—	18,000	—	18,000
Residential
Term	218,000	380,000	428,000	—	1,026,000
Construction	—	4,000	5,000	—	9,000
Home equity line of credit	7,000	402,000	328,000	—	737,000
Consumer	—	408,000	223,000	—	631,000
Unallocated	—	—	—	1,275,000	1,275,000
	$3,006,000	$4,287,000	$4,102,000	$1,275,000	$12,670,000
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
The qualitative portion of the allowance for loan losses was 0.41% and 0.40% of related loans as of June 30, 2014 and December 31, 2013, respectively. The qualitative portion increased $170,000 between December 31, 2013 and June 30, 2014 due to slippage in economic factors.
The unallocated component of the allowance totaled $1,927,000 at June 30, 2014, or 17% of the total reserve. This compares to $1,678,000 as of December 31, 2013. The fluctuation in the unallocated component supports an increase in loan outstandings year-to-date and, in general, is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.
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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 22.5% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2014. Construction loans and non-owner-occupied commercial real estate loans are at 78.3% of total capital, well under regulatory guidance of 300.0% of capital at June 30, 2014.
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
6    Other Assets Especially Mentioned (OAEM)
Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. OAEM have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Company's credit position at some future date.
7    Substandard
Loans in this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2014:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$14,000	$—	$269,000	$—	$283,000
2 Above Average	10,936,000	741,000	7,820,000	16,003,000	35,500,000
3 Satisfactory	46,379,000	1,003,000	20,856,000	1,890,000	70,128,000
4 Average	106,209,000	11,106,000	48,042,000	—	165,357,000
5 Watch	37,995,000	789,000	14,145,000	—	52,929,000
6 OAEM	18,527,000	2,668,000	2,724,000	—	23,919,000
7 Substandard	25,600,000	777,000	10,378,000	—	36,755,000
8 Doubtful	—	—	—	—	—
Total	$245,660,000	$17,084,000	$104,234,000	$17,893,000	$384,871,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2014.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2014, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2014:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2014
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Charge offs	315,000	—	175,000	—	338,000	—	153,000	219,000	—	1,200,000
Recoveries	2,000	—	705,000	—	8,000	—	2,000	113,000	—	830,000
Provision (credit)	(53,000)	125,000	(663,000)	1,000	495,000	2,000	229,000	115,000	249,000	500,000
Ending balance	$4,236,000	$700,000	$2,143,000	$16,000	$1,264,000	$23,000	$753,000	$582,000	$1,927,000	$11,644,000
For the three months ended June 30, 2014
Beginning balance	$4,500,000	$590,000	$2,241,000	$15,000	$1,232,000	$22,000	$708,000	$517,000	$1,830,000	$11,655,000
Charge offs	295,000	—	1,000	—	219,000	—	141,000	149,000	—	805,000
Recoveries	1,000	—	641,000	—	4,000	—	1,000	47,000	—	694,000
Provision (credit)	30,000	110,000	(738,000)	1,000	247,000	1,000	185,000	167,000	97,000	100,000
Ending balance	$4,236,000	$700,000	$2,143,000	$16,000	$1,264,000	$23,000	$753,000	$582,000	$1,927,000	$11,644,000
Allowance for loan losses as of June 30, 2014
Ending balance specifically evaluated for impairment	$1,150,000	$487,000	$830,000	$—	$606,000	$—	$73,000	$—	$—	$3,146,000
Ending balance collectively evaluated for impairment	$3,086,000	$213,000	$1,313,000	$16,000	$658,000	$23,000	$680,000	$582,000	$1,927,000	$8,498,000
Related loan balances as of June 30, 2014
Ending balance	$245,660,000	$17,084,000	$104,234,000	$17,893,000	$379,027,000	$13,253,000	$97,821,000	$16,892,000	$—	$891,864,000
Ending balance specifically evaluated for impairment	$14,803,000	$1,492,000	$4,325,000	$—	$16,102,000	$—	$1,533,000	$—	$—	$38,255,000
Ending balance collectively evaluated for impairment	$230,857,000	$15,592,000	$99,909,000	$17,893,000	$362,925,000	$13,253,000	$96,288,000	$16,892,000	$—	$853,609,000

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

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2013, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2013:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2013
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Charge offs	61,000	930,000	521,000	—	607,000	—	431,000	252,000	—	2,802,000
Recoveries	—	—	144,000	—	36,000	—	2,000	90,000	—	272,000
Provision (credit)	7,000	162,000	899,000	—	488,000	(2,000)	512,000	201,000	433,000	2,700,000
Ending balance	$5,811,000	$591,000	$2,572,000	$18,000	$1,026,000	$9,000	$737,000	$631,000	$1,275,000	$12,670,000
For the three months ended June 30, 2013
Beginning balance	$5,879,000	$1,064,000	$2,115,000	$18,000	$1,113,000	$9,000	$859,000	$574,000	$1,089,000	$12,720,000
Charge offs	7,000	527,000	233,000	—	407,000	—	69,000	125,000	—	1,368,000
Recoveries	—	—	41,000	—	34,000	—	1,000	42,000	—	118,000
Provision (credit)	(61,000)	54,000	649,000	—	286,000	—	(54,000)	140,000	186,000	1,200,000
Ending balance	$5,811,000	$591,000	$2,572,000	$18,000	$1,026,000	$9,000	$737,000	$631,000	$1,275,000	$12,670,000
Allowance for loan losses as of June 30, 2013
Ending balance specifically evaluated for impairment	$1,510,000	$266,000	$1,005,000	$—	$218,000	$—	$7,000	$—	$—	$3,006,000
Ending balance collectively evaluated for impairment	$4,301,000	$325,000	$1,567,000	$18,000	$808,000	$9,000	$730,000	$631,000	$1,275,000	$9,664,000
Related loan balances as of June 30, 2013
Ending balance	$251,799,000	$18,641,000	$91,393,000	$14,885,000	$374,522,000	$4,759,000	$95,013,000	$15,059,000	$—	$866,071,000
Ending balance specifically evaluated for impairment	$17,332,000	$1,819,000	$5,790,000	$—	$19,695,000	$—	$1,695,000	$—	$—	$46,331,000
Ending balance collectively evaluated for impairment	$234,467,000	$16,822,000	$85,603,000	$14,885,000	$354,827,000	$4,759,000	$93,318,000	$15,059,000	$—	$819,740,000

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
As of June 30, 2014, 72,684 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	0.5
2011	5.0	5,500	1.6
2012	3.0	2,027	0.5
2012	4.0	2,704	1.7
2012	5.0	7,996	2.7
2013	2.0	8,530	0.5
2013	3.0	3,808	1.6
2013	5.0	14,776	3.6
2014	1.0	5,086	0.5
2014	2.0	10,335	1.6
2014	5.0	10,422	4.6
		72,684	2.3
The compensation cost related to these restricted stock grants is $1,178,000 and will be recognized over the vesting terms of each grant. In the six months ended June 30, 2014, $205,000 of expense was recognized for these restricted shares, leaving $638,000 in unrecognized expense as of June 30, 2014. In the six months ended June 30, 2013, $107,000 of expense was recognized for restricted shares, leaving $540,000 in unrecognized expense as of June 30, 2013.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of June 30, 2014, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of June 30, 2014 and changes during the six-month period then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	42,000	$18.00
Granted in 2014	—	—
Exercised in 2014	—	—		—
Forfeited in 2014	—	—
Outstanding at June 30, 2014	42,000	$18.00	0.5	—
Exercisable at June 30, 2014	42,000	$18.00	0.5	—

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

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,548,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Issuance of common stock for plans totaled $224,000 and $203,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2014 and 2013:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2014
Net income as reported	$7,175,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	7,175,000	10,631,165	$0.67
Effect of dilutive securities: restricted stock		66,830
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,175,000	10,697,995	$0.67
For the six months ended June 30, 2013
Net income as reported	$6,098,000
Less dividends and amortization of premium on preferred stock	345,000
Basic EPS: Income available to common shareholders	5,753,000	10,316,177	$0.56
Effect of dilutive securities: warrants and restricted stock		47,799
Diluted EPS: Income available to common shareholders plus assumed conversions	$5,753,000	10,363,976	$0.56

The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2014 and 2013.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2014
Net income as reported	$3,747,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	3,747,000	10,635,073	$0.35
Effect of dilutive securities: restricted stock		72,684
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,747,000	10,707,757	$0.35
For the quarter ended June 30, 2013
Net income as reported	$3,242,000
Less dividends and amortization of premium on preferred stock	164,000
Basic EPS: Income available to common shareholders	3,078,000	10,610,615	$0.29
Effect of dilutive securities: warrants and restricted stock		47,249
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,078,000	10,657,864	$0.29
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

The following table presents the number of options and warrants outstanding as of June 30, 2014 and 2013 and the amount for which the average market price for the respective three- and six-month periods was above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of June 30, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904
As of June 30, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2013. The amount for 2014 has not been established. The expense related to the 401(k) plan was $227,000 and $199,000 for the six months ended June 30, 2014 and 2013, respectively.

Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $188,000 for the six months ended June 30, 2014 and $155,000 for the same period in 2013. As of June 30, 2014, the associated accrued liability included in other liabilities in the balance sheet was $2,493,000 compared to $2,333,000 and $2,207,000 at December 31, 2013 and June 30, 2013, respectively.

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

	At or for the six months ended June 30,
	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$1,479,000	$1,954,000
Service cost	10,000	8,000
Interest cost	44,000	52,000
Benefits paid	(52,000)	(68,000)
Benefit obligation at end of period	$1,481,000	$1,946,000
Funded status
Benefit obligation at end of period	$(1,481,000)	$(1,946,000)
Unamortized (gain) loss	(289,000)	182,000
Accrued benefit cost at end of period	$(1,770,000)	$(1,764,000)

The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarters ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$10,000	$8,000	$5,000	$4,000
Interest cost	44,000	52,000	22,000	26,000
Amortization of unrecognized transition obligation	—	5,000	—	—
Amortization of accumulated losses	—	4,000	—	6,000
Net periodic benefit cost	$54,000	$69,000	$27,000	$36,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Unamortized net actuarial gain (loss)	$289,000	$289,000	$(182,000)
	289,000	289,000	(182,000)
Deferred tax expense (benefit) at 35%	(101,000)	(101,000)	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$188,000	$188,000	$(115,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2014 are $26,000 and the expected benefit payments for all of 2014 are $102,000. Plan expense for 2014 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarters ended June 30, 2014 and 2013.

	For the six months ended June 30,		For the quarters ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(6,591,000)	$7,940,000	$(1,767,000)	$5,474,000
Unrealized gains (losses) arising during the period	12,558,000	(16,410,000)	5,101,000	(12,915,000)
Reclassification of realized gains during the period	(40,000)	(1,087,000)	(4,000)	(788,000)
Related deferred taxes	(4,381,000)	6,124,000	(1,784,000)	4,796,000
Net change	8,137,000	(11,373,000)	3,313,000	(8,907,000)
Balance at end of period	$1,546,000	$(3,433,000)	$1,546,000	$(3,433,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income (loss) and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarters ended June 30, 2014 and 2013.

	For the six months ended June 30,		For the quarters ended June 30,
	2014	2013	2014	2013
Unrecognized postretirement benefits at beginning of period	$188,000	$(123,000)	$188,000	$(119,000)
Amortization of unrecognized transition obligation	—	5,000	—	—
Change in accumulated losses	—	4,000	—	6,000
Related deferred taxes	—	(1,000)	—	(2,000)
Unrecognized postretirement benefits at end of period	$188,000	$(115,000)	$188,000	$(115,000)

The reclassification of unrecognized transition obligation and accumulated losses is a component of net periodic benefit cost (see Note 8) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income (loss).

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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2014, the prepayment assumption using the PSA model was 173, which translates into an anticipated prepayment rate of 10.36%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.93%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2014 and 2013, servicing rights capitalized totaled $130,000 and $479,000, respectively. Servicing rights capitalized for the three-month periods ended June 30, 2014 and 2013, were $49,000 and $224,000, respectively. Servicing rights amortized for the six-month periods ended June 30, 2014 and 2013, were $226,000 and $265,000, respectively. The fair value of servicing rights was $2,123,000, $1,948,000 and $1,757,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Bank serviced loans for others totaling $210,141,000, $211,634,000 and $212,106,000 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2014	December 31, 2013	June 30, 2013
Mortgage servicing rights	$5,826,000	$7,172,000	$6,909,000
Accumulated amortization	(4,747,000)	(5,988,000)	(5,738,000)
Impairment reserve	(5,000)	(26,000)	(18,000)
	$1,074,000	$1,158,000	$1,153,000

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
Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2014 and 2013, and at December 31, 2013:

	June 30, 2014	December 31, 2013	June 30, 2013
Certificates of deposit < $100,000	$220,360,000	$210,321,000	$197,888,000
Certificates $100,000 to $250,000	253,185,000	278,674,000	334,361,000
Certificates $250,000 and over	40,339,000	42,124,000	37,160,000
	$513,884,000	$531,119,000	$569,409,000

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

Investment Securities
The fair values of investment securities are estimated by independent providers using a market approach with observable inputs, including matrix pricing and recent transactions. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether the valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value could have been changed. The carrying values of restricted equity securities approximate fair values. As such, the Company classifies investment securities as Level 2.

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the Company classifies collateral dependent impaired loans for which a specific reserve or partial charge off results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2014, December 31, 2013 and June 30, 2013.

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$166,703,000	$—	$166,703,000
State and political subdivisions	—	134,895,000	—	134,895,000
Other equity securities	—	2,282,000	—	2,282,000
Total assets	$—	$303,880,000	$—	$303,880,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$177,729,000	$—	$177,729,000
State and political subdivisions	—	126,315,000	—	126,315,000
Other equity securities	—	1,780,000	—	1,780,000
Total assets	$—	$305,824,000	$—	$305,824,000

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$157,524,000	$—	$157,524,000
State and political subdivisions	—	128,539,000	—	128,539,000
Other equity securities	—	1,672,000	—	1,672,000
Total assets	$—	$287,735,000	$—	$287,735,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $256,000, $330,000 and $547,000 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The Company refined its process for identifying impaired loans for purposes of fair value disclosures in June 2013; only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included. Impaired loans below are presented net of specific allowances of $2,105,000, $1,309,000 and $877,000 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,863,000	$—	$4,863,000
Impaired loans	—	2,678,000	—	2,678,000
Total assets	$—	$7,541,000	$—	$7,541,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,807,000	$—	$4,807,000
Impaired loans	—	1,116,000	—	1,116,000
Total assets	$—	$5,923,000	$—	$5,923,000

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$5,826,000	$—	$5,826,000
Impaired loans	—	3,911,000	—	3,911,000
Total assets	$—	$9,737,000	$—	$9,737,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,416,000	$20,416,000	$20,416,000	$—	$—
Interest bearing deposits in other banks	272,000	272,000	272,000	—	—
Securities available for sale	303,880,000	303,880,000	—	303,880,000	—
Securities to be held to maturity	198,135,000	195,550,000	—	195,550,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	272,000	272,000	—	272,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,584,000	238,883,000	—	973,000	237,910,000
Construction	16,245,000	16,130,000	—	—	16,130,000
Other	101,666,000	101,931,000	—	212,000	101,719,000
Municipal	17,874,000	18,191,000	—	—	18,191,000
Residential
Term	377,512,000	385,216,000	—	1,314,000	383,902,000
Construction	13,225,000	13,200,000	—	—	13,200,000
Home equity line of credit	96,919,000	96,556,000	—	179,000	96,377,000
Consumer	16,195,000	16,492,000	—	—	16,492,000
Total loans	880,220,000	886,599,000	—	2,678,000	883,921,000
Mortgage servicing rights	1,074,000	2,123,000	—	2,123,000	—
Accrued interest receivable	6,247,000	6,247,000	—	6,247,000	—
Financial liabilities
Demand deposits	$99,210,000	$94,728,000	$—	$94,728,000	$—
NOW deposits	174,680,000	159,469,000	—	159,469,000	—
Money market deposits	92,060,000	76,740,000	—	76,740,000	—
Savings deposits	153,602,000	133,733,000	—	133,733,000	—
Local certificates of deposit	216,995,000	218,354,000	—	218,354,000	—
National certificates of deposit	296,889,000	298,129,000	—	298,129,000	—
Total deposits	1,033,436,000	981,153,000	—	981,153,000	—
Repurchase agreements	72,135,000	72,135,000	—	72,135,000	—
Federal Home Loan Bank advances	226,385,000	230,355,000	—	230,355,000	—
Total borrowed funds	298,520,000	302,490,000	—	302,490,000	—
Accrued interest payable	570,000	570,000	—	570,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,570,000	$16,570,000	$16,570,000	$—	$—
Interest bearing deposits in other banks	2,562,000	2,562,000	2,562,000	—	—
Securities available for sale	305,824,000	305,824,000	—	305,824,000	—
Securities to be held to maturity	169,277,000	158,336,000	—	158,336,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	83,000	83,000	—	83,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,555,000	239,973,000	—	109,000	239,864,000
Construction	19,709,000	19,661,000	—	—	19,661,000
Other	92,625,000	92,855,000	—	229,000	92,626,000
Municipal	19,099,000	19,358,000	—	—	19,358,000
Residential
Term	375,932,000	381,918,000	—	778,000	381,140,000
Construction	11,778,000	11,794,000	—	—	11,794,000
Home equity line of credit	90,759,000	90,542,000	—	—	90,542,000
Consumer	14,396,000	14,438,000	—	—	14,438,000
Total loans	864,853,000	870,539,000	—	1,116,000	869,423,000
Mortgage servicing rights	1,158,000	1,948,000	—	1,948,000	—
Accrued interest receivable	5,038,000	5,038,000	—	5,038,000	—
Financial liabilities
Demand deposits	$106,125,000	$96,175,000	$—	$96,175,000	$—
NOW deposits	151,322,000	129,815,000	—	129,815,000	—
Money market deposits	86,730,000	67,968,000	—	67,968,000	—
Savings deposits	149,103,000	122,891,000	—	122,891,000	—
Local certificates of deposit	226,658,000	228,767,000	—	228,767,000	—
National certificates of deposit	304,461,000	306,346,000	—	306,346,000	—
Total deposits	1,024,399,000	951,962,000	—	951,962,000	—
Repurchase agreements	94,477,000	94,477,000	—	94,477,000	—
Federal Home Loan Bank advances	184,648,000	189,644,000	—	189,644,000	—
Total borrowed funds	279,125,000	284,121,000	—	284,121,000	—
Accrued interest payable	599,000	599,000	—	599,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$18,683,000	$18,683,000	$18,683,000	$—	$—
Interest bearing deposits in other banks	334,000	334,000	334,000	—	—
Securities available for sale	287,735,000	287,735,000	—	287,735,000	—
Securities to be held to maturity	177,264,000	174,790,000	—	174,790,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	1,047,000	1,047,000	—	1,047,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,338,000	243,846,000	—	2,334,000	241,512,000
Construction	17,984,000	17,875,000	—	—	17,875,000
Other	88,533,000	88,601,000	—	755,000	87,846,000
Municipal	14,865,000	15,599,000	—	—	15,599,000
Residential
Term	373,381,000	379,161,000	—	789,000	378,372,000
Construction	4,749,000	4,736,000	—	—	4,736,000
Home equity line of credit	94,194,000	93,904,000	—	33,000	93,871,000
Consumer	14,357,000	14,714,000	—	—	14,714,000
Total loans	853,401,000	858,436,000	—	3,911,000	854,525,000
Mortgage servicing rights	1,153,000	1,757,000	—	1,757,000	—
Accrued interest receivable	6,443,000	6,443,000	—	6,443,000	—
Financial liabilities
Demand deposits	$88,540,000	$82,280,000	$—	$82,280,000	$—
NOW deposits	139,022,000	122,048,000	—	122,048,000	—
Money market deposits	87,993,000	71,120,000	—	71,120,000	—
Savings deposits	142,718,000	121,525,000	—	121,525,000	—
Local certificates of deposit	224,472,000	227,421,000	—	227,421,000	—
National certificates of deposit	344,937,000	347,693,000	—	347,693,000	—
Total deposits	1,027,682,000	972,087,000	—	972,087,000	—
Repurchase agreements	85,731,000	85,731,000	—	85,731,000	—
Federal Home Loan Bank advances	171,377,000	176,813,000	—	176,813,000	—
Total borrowed funds	257,108,000	262,544,000	—	262,544,000	—
Accrued interest payable	607,000	607,000	—	607,000	—

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

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer
Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this Update are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial statements.
In May 2014, the FASB Issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material effect on the Company's consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.

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
Critical Accounting Policies
Management's discussion and analysis of the Company's financial condition is based on the consolidated financial statements which are prepared in accordance with GAAP. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management evaluates its estimates, including those related to the allowance for loan losses, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment on securities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from Management's estimates and assumptions under different assumptions or conditions.
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
Goodwill. Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill as required under FASB ASC Topic 350 "Intangibles – Goodwill and Other." In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.

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
Use of Non-GAAP Financial Measures
Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with GAAP. Management uses these "non-GAAP" measures in its analysis of the Company's performance and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company's underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2014	2013	2014	2013
Net interest income as presented	$19,546	$18,274	$9,835	$9,111
Effect of tax-exempt income	1,826	1,726	903	875
Net interest income, tax equivalent	$21,372	$20,000	$10,738	$9,986
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2014	2013	2014	2013
Non-interest expense, as presented	$14,543	$14,812	$7,291	$7,423
Net interest income, as presented	19,546	18,274	9,835	9,111
Effect of tax-exempt income	1,826	1,726	903	875
Non-interest income, as presented	4,790	6,867	2,458	3,579
Effect of non-interest tax-exempt income	91	89	45	44
Net securities gains	(40)	(1,087)	(4)	(788)
Adjusted net interest income plus non-interest income	$26,213	$25,869	$13,237	$12,821
Non-GAAP efficiency ratio	55.48%	57.26%	55.08%	57.90%
GAAP efficiency ratio	59.76%	58.92%	59.31%	58.49%
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2014	2013	2014	2013
Average shareholders' equity as presented	$153,988	$158,472	$156,724	$159,092
Less preferred stock	—	(8,106)	—	(3,994)
Less intangible assets	(30,420)	(30,746)	(30,379)	(30,746)
Average tangible shareholders' common equity	$123,568	$119,620	$126,345	$124,352

Executive Summary
Net income for the six months ended June 30, 2014 was $7.2 million, up $1.1 million or 17.7% from the same period in 2013. Earnings per common share on a fully diluted basis were $0.67 for the six months ended June 30, 2014, up $0.11 or 19.6% from the $0.56 posted for the same period in 2013. For the quarter ended June 30, 2014, net income was $3.7 million, up $505,000 or 15.6% from the same period in 2013. Earnings per common share on a fully diluted basis were $0.35 for the quarter ended June 30, 2014, up $0.06 or 20.7% from the $0.29 posted in 2013. Compared to the previous quarter, net income was up $319,000 or 9.3% and earnings per common share on a fully diluted basis were up $0.03 or 9.4%.
This was an excellent quarter for The First Bancorp, Inc. Net income was the third-best quarterly income reported in the Company's history. Strong operating results were driven by three factors: lower credit costs, good asset growth, and an improved net interest margin. In addition, the Board of Directors voted to increase the quarterly dividend in June from $0.20 per share to $0.21 per share. Net interest income on a tax-equivalent basis was up $1.4 million or 6.9% in the six months ended June 30, 2014 compared to the same period in 2013, with $891,000 of the increase due to higher levels of earning assets and $424,000 resulting from an improved net interest margin. After experiencing margin compression for more than five years due to the weakness in the economy, lack of loan demand, and unprecedented low interest rates, the downward pressure on our margin ebbed in mid-2013. The Company's net interest margin increased from 3.04% for the six months ended June 30, 2013 to 3.11% for same period in 2014.
For the quarter ended June 30, 2014, net interest income on a tax-equivalent basis increased $752,000 or 7.5% compared to the same period in 2013. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $106,000 or
1.0%.
Non-interest income for the six months ended June 30, 2014 was $2.1 million or 30.2% lower than in the six months ended June 30, 2013. This was attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market as well as a decrease in net securities gains. Non-interest expense for the six months ended June 30, 2014 was $269,000 or 1.8% lower than in the same period in 2013, due to lower other credit-related costs, including expenses for collections, foreclosure and foreclosed properties.
Credit quality has continued to improve. With significantly lower levels of non-performing assets and net chargeoffs, the provision for loan losses for the first six months of 2014 was only $500,000, $2.2 million or 81.5% lower than in the same period in 2013. The lower provision for loan losses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the six months ended June 30, 2014, were $370,000 or 0.09% of average loans on an annualized basis. This was down $2.1 million from net chargeoffs of $2.5 million or 0.59% of average loans on an annualized basis for the six months ended June 30, 2013. The allowance for loan losses increased $130,000 between December 31, 2013 and June 30, 2014, and is 1.31% of loans outstanding as of June 30, 2014, even with December 31, 2013 and down from 1.46% a year ago. Total past-due loans were 1.26% of total loans as of June 30, 2014, compared to 1.82% of total loans as of December 31, 2013, and 2.80% as of June 30, 2013. Non-performing assets stood at 1.16% of total assets as of June 30, 2014 - the lowest level seen since the third quarter of 2008, well below 1.44% of total assets at December 31, 2013 and 1.75% a year ago.
Total assets have increased $40.1 million or 2.7% year-to-date, topping $1.5 billion for the first time. The loan portfolio increased $15.5 million in the six months ended June 30, 2014 and $25.8 million from a year ago. The investment portfolio has increased $26.9 million or 5.5% year-to-date and $37.0 million or 7.7% from a year ago. On the liability side of the balance sheet, low-cost deposits remain strong, and have increased $20.9 million or 5.2% year-to-date and $57.2 million or 15.5% over the past year. The year-to-date increase is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) decreased $7.5 million and wholesale CDs decreased $48.0 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.12%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 11.71% for the six months ended June 30, 2014 compared to 9.70% for the same period in 2013. Based upon March 31, 2014 data, our return on average tangible common equity was in the top 40% of all banks in the UBPR peer group, which had an average return on equity of 9.63%. Our efficiency ratio continues to be an important component in our overall performance and with lower other operating expenses, dropped to 55.48% for the six months ended June 30, 2014, from 57.26% for the same period in 2013. This ratio remains well below the UBPR peer group average of 67.93% for the three months ended March 31, 2014.

Net Interest Income
Total interest income of $25.4 million for the six months ended June 30, 2014, was an increase of $849,000 or 3.5% compared to total interest income of $24.5 million for the same period of 2013. Total interest expense of $5.8 million for the six months ended June 30, 2014 is a $423,000 or 6.8% decrease from total interest expense of $6.2 million for the six months ended June 30, 2013. As a result, net interest income increased 7.0% or $1,272,000 to $19.5 million for the six months ended June 30, 2014, from the $18.3 million reported for the same period in 2013. The Company's net interest margin on a tax-equivalent basis increased from 3.04% in the six months ended June 30, 2013 to 3.11% for the six months ended June 30, 2014. After experiencing margin compression for more than five years as assets continued to reprice downward while liabilities costs remained unchanged, the downward pressure on our margin ebbed in mid-2013 as asset yields stabilized. Tax-exempt interest income amounted to $3.4 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.
Total interest income of $12.7 million for the quarter ended June 30, 2014 is a 4.0% increase from total interest income of
$12.2 million in the comparable period of 2013. Total interest expense of $2.9 million for the quarter ended June 30, 2014 is a
7.4% decrease from total interest expense of $3.1 million for the comparable period of 2013. As a result, net interest income increased 7.9% or $724,000 to $9.8 million for the quarter ended June 30, 2014, from the $9.1 million reported for the same period in 2013. The Company's net interest margin on a tax-equivalent basis increased from 3.02% for the quarter ended

June 30, 2013 to 3.10% for the quarter ended June 30, 2014. Tax-exempt interest income amounted to $1.7 million and $1.6 million for the quarters ended June 30, 2014 and 2013, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2014 and 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

	For the six months ended
	June 30, 2014		June 30, 2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$3	0.30%	$4	0.25%
Investments	9,800	3.92%	8,562	3.79%
Loans held for sale	5	4.18%	11	3.21%
Loans	17,381	3.99%	17,663	4.11%
Total interest income	27,189	3.97%	26,240	3.99%
Interest expense
Deposits	3,629	0.77%	4,012	0.90%
Other borrowings	2,188	1.66%	2,228	1.71%
Total interest expense	5,817	0.97%	6,240	1.08%
Net interest income	$21,372		$20,000
Interest rate spread		3.00%		2.91%
Net interest margin		3.11%		3.04%

	For the quarters ended
	June 30, 2014		June 30, 2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	1.00%	$2	0.37%
Investments	4,924	3.85%	4,315	3.79%
Loans held for sale	3	7.08%	5	3.27%
Loans	8,715	3.98%	8,802	4.08%
Total interest-earning assets	13,643	3.94%	13,124	3.98%
Interest-bearing liabilities
Deposits	1,804	0.77%	2,025	0.90%
Other borrowings	1,101	1.60%	1,113	1.75%
Total interest-bearing liabilities	2,905	0.96%	3,138	1.08%
Net interest income	$10,738		$9,986
Interest rate spread		2.98%		2.90%
Net interest margin		3.10%		3.02%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months ended June 30, 2014 compared to 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

For the six months ended June 30, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(1)	$—	$—	$(1)
Investment securities	923	284	31	1,238
Loans held for sale	(7)	3	(2)	(6)
Loans	228	(503)	(7)	(282)
Change in interest income	1,143	(216)	22	949
Interest expense
Deposits	226	(576)	(33)	(383)
Other borrowings	28	(67)	(1)	(40)
Change in interest expense	254	(643)	(34)	(423)
Change in net interest income	$889	$427	$56	$1,372
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(2)	$3	$(2)	$(1)
Investment securities	533	68	8	609
Loans held for sale	(4)	6	(4)	(2)
Loans	131	(215)	(3)	(87)
Change in interest income	658	(138)	(1)	519
Interest expense
Deposits	83	(292)	(12)	(221)
Other borrowings	88	(93)	(7)	(12)
Change in interest expense	171	(385)	(19)	(233)
Change in net interest income	$487	$247	$18	$752

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the quarters ended June 30, 2014 and 2013.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Assets
Cash and cash equivalents	$15,157	$13,706	$15,199	$14,414
Interest-bearing deposits in other banks	2,083	3,287	404	2,145
Securities available for sale	307,542	287,546	305,913	285,372
Securities to be held to maturity	182,708	153,421	192,784	156,990
Restricted equity securities, at cost	13,912	14,116	13,912	13,912
Loans held for sale	241	690	170	613
Loans	877,446	866,281	877,977	865,084
Allowance for loan losses	(11,794)	(12,801)	(11,945)	(12,757)
Net loans	865,652	853,480	866,032	852,327
Accrued interest receivable	5,402	5,106	5,572	5,228
Premises and equipment	22,729	23,168	21,979	23,295
Other real estate owned	4,884	7,242	4,930	6,826
Goodwill	29,805	29,805	29,805	29,805
Other assets	25,660	25,613	25,241	25,734
Total Assets	$1,475,775	$1,417,180	$1,481,941	$1,416,661

Liabilities & Shareholders' Equity
Demand deposits	$95,512	$83,520	$95,280	$82,764
NOW deposits	156,669	139,633	162,602	138,489
Money market deposits	88,205	87,322	89,792	90,273
Savings deposits	150,685	140,250	150,738	141,227
Certificates of deposit	552,775	530,636	538,871	534,908
Total deposits	1,043,846	981,361	1,037,283	987,661
Borrowed funds – short term	133,370	122,160	135,369	116,956
Borrowed funds – long term	132,263	140,152	140,152	138,285
Dividends payable	976	936	979	941
Other liabilities	11,332	14,099	11,434	13,726
Total Liabilities	1,321,787	1,258,708	1,325,217	1,257,569
Shareholders' Equity:
Preferred stock	—	8,106	—	3,994
Common stock	107	102	107	106
Additional paid-in capital	58,569	52,502	58,675	58,049
Retained earnings	96,674	91,674	97,443	92,100
Net unrealized gain (loss) on securities available-for-sale	(1,550)	6,207	311	4,959
Net unrealized gain (loss) on postretirement benefit costs	188	(119)	188	(116)
Total Shareholders' Equity	153,988	158,472	156,724	159,092
Total Liabilities & Shareholders' Equity	$1,475,775	$1,417,180	$1,481,941	$1,416,661

Non-Interest Income
Non-interest income of $4.8 million for the six months ended June 30, 2014, is a decrease of $2.1 million compared to the same period in 2013. This was attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market as a result of reduced loan refinancing activity and recognizing only $40,000 in securities gains in 2014 vs. $1.1 million in 2013. Non-interest income was $2.5 million for the quarter ended June 30, 2014, a decrease of 31.3% from the $3.6 million reported for the quarter ended June 30, 2013. This decrease was attributable to similar reasons as above.
Non-Interest Expense
Non-interest expense of $14.5 million for the six months ended June 30, 2014 is a decrease of 1.8% or $269,000 compared to non-interest expense of $14.8 million for the same period in 2013. This was attributable to lower other operating expenses, including expenses for collections, foreclosure and foreclosed properties. With lower operating expenses, the Company's efficiency ratio has dropped to 55.48% for the six months ended June 30, 2014 from 57.26% for the same period in 2013. Non-interest expense of $7.3 million for the quarter ended June 30, 2014 is a decrease of 1.8% compared to non-interest expense of $7.4 million for the same period in 2013.
Income Taxes
Income taxes on operating earnings were $2.1 million for the six months ended June 30, 2014, up $587,000 from the same period in 2013. This is in line with the increase in the Company's level of income before taxes and a higher level of tax-exempt income.
Investments
The Company's investment portfolio increased by $26.9 million or 5.5% between December 31, 2013, and June 30, 2014. As of June 30, 2014, mortgage-backed securities had a carrying value of $232.5 million and a fair value of $233.9 million. Of this total, securities with a fair value of $135.3 million or 57.8% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $98.9 million or 42.2% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
The Company's investment securities are classified into two categories: securities available for sale and securities to be held to maturity. Securities available for sale consist primarily of debt securities which Management intends to hold for indefinite periods of time. They may be used as part of the Company's funds management strategy, and may be sold in response to changes in interest rates, prepayment risk and liquidity needs, to increase capital ratios, or for other similar reasons. Securities to be held to maturity consist primarily of debt securities that the Company has acquired solely for long-term investment purposes, rather than potential future sale. For securities to be categorized as held to maturity Management must have the intent and the Company must have the ability to hold such investments until their respective maturity dates. The Company does not hold trading account securities.
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

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2014 and 2013 and December 31, 2013.

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Securities available for sale
Mortgage-backed securities	$166,703	$177,729	$157,524
State and political subdivisions	134,895	126,315	128,539
Other equity securities	2,282	1,780	1,672
	$303,880	$305,824	$287,735
Securities to be held to maturity
U.S. government-sponsored agencies	$92,324	$92,280	$92,179
Mortgage-backed securities	65,835	35,712	42,389
State and political subdivisions	39,676	40,985	42,396
Corporate securities	300	300	300
	$198,135	$169,277	$177,264
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$12,875	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,912	$13,912	$13,912
Total securities	$515,927	489,013	478,911

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2014. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,324	3.32%
Total	—	%	92,324	3.32%
Mortgage-Backed Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	20,452	2.66%	4,382	2.82%
Due in 5 to 10 years	23,298	3.09%	18,634	2.80%
Due after 10 years	122,953	2.99%	42,819	3.43%
Total	166,703	2.96%	65,835	3.21%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	105	7.05%	6,644	6.56%
Due in 5 to 10 years	5,185	5.97%	25,894	6.27%
Due after 10 years	129,605	5.34%	7,138	6.10%
Total	134,895	5.36%	39,676	6.29%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	2,282	0.52%	—	0.00%
	$303,880	4.01%	$198,135	3.88%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2014 amounted to $11.0 million, or 2.20% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount was $27.3 million, or 5.63% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2014, the Company had temporarily impaired securities with a fair value of $211.5 million and unrealized losses of $11.0 million, as identified in the table below. This was down from December 31, 2013 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $163.9 million as of June 30, 2014, compared with $12.7 million at December 31, 2013. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2014:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$—	$—	$85,167	$(6,343)	$85,167	$(6,343)
Mortgage-backed securities	39,436	(668)	32,975	(1,550)	72,411	(2,218)
State and political subdivisions	8,122	(71)	45,718	(2,343)	53,840	(2,414)
Other equity securities	—	—	52	(1)	52	(1)
	$47,558	$(739)	$163,912	$(10,237)	$211,470	$(10,976)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2014, there were $6.3 million of unrealized losses on these securities compared to $12.8 million unrealized losses as of December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2014, there were $2.2 million of unrealized losses on these securities compared with $5.1 million at December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2014 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2014, the total unrealized losses on municipal securities amounted to $2.4 million, compared with $9.4 million at December 31, 2013. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2014 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2014, or at December 31, 2013. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2014, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of June 30, 2014, the total unrealized losses on other equity securities amounted to $1,000, compared with $2,000 at December 31, 2013. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at June 30, 2014.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2014 and December 31, 2013, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2014, the Bank had $272,000 in loans held for sale. This compares to $83,000 at December 31, 2013 and $1.0 million at June 30, 2013. The Bank has recently decided to participate in FHLB's Mortgage Partnership Finance Program ("MPF"), selling several loans with recourse. The volume of loans sold to date through the MPF program is de minimus, therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2014, with total loans at $891.9 million at June 30, 2014, up $15.5 million or 1.8% from total loans of $876.4 million at December 31, 2013. Commercial loans increased $5.4 million or 1.5% between December 31, 2013 and June 30, 2014, municipal loans decreased by $1.2 million or 6.4%, residential term loans increased $1.8 million or 0.5% and home equity lines of credit increased by $6.3 million or 6.9%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 22.5% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 78.3% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at June 30, 2014 and 2013 and December 31, 2013.

Dollars in thousands	June 30, 2014		December 31, 2013		June 30, 2013
Commercial
Real estate	$245,660	27.5%	$245,943	28.2%	$251,799	29.1%
Construction	17,084	1.9%	20,382	2.3%	18,641	2.2%
Other	104,234	11.7%	95,289	10.9%	91,393	10.6%
Municipal	17,893	2.0%	19,117	2.2%	14,885	1.7%
Residential
Term	379,027	42.5%	377,218	43.0%	374,522	43.2%
Construction	13,253	1.5%	11,803	1.3%	4,759	0.5%
Home equity line of credit	97,821	11.0%	91,549	10.4%	95,013	11.0%
Consumer	16,892	1.9%	15,066	1.7%	15,059	1.7%
Total loans	$891,864	100.0%	$876,367	100.0%	$866,071	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2014.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,772	$22,500	$22,451	$192,937	$245,660
Construction	1,594	1,494	1,838	12,158	17,084
Other	10,610	36,251	17,945	39,428	104,234
Municipal	1,494	3,890	5,895	6,614	17,893
Residential
Term	4,458	8,904	17,703	347,962	379,027
Construction	559	281	—	12,413	13,253
Home equity line of credit	872	302	1,707	94,940	97,821
Consumer	6,585	4,882	1,240	4,185	16,892
Total loans	$33,944	$78,504	$68,779	$710,637	$891,864
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2014.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$44,646	5.0%	$201,014	22.5%	$245,660	27.5%
Construction	1,101	0.1%	15,983	1.8%	17,084	1.9%
Other	40,230	4.5%	64,004	7.2%	104,234	11.7%
Municipal	15,426	1.7%	2,467	0.3%	17,893	2.0%
Residential
Term	225,316	25.3%	153,711	17.2%	379,027	42.5%
Construction	13,005	1.5%	248	0.0%	13,253	1.5%
Home equity line of credit	1,205	0.1%	96,616	10.9%	97,821	11.0%
Consumer	12,757	1.4%	4,135	0.5%	16,892	1.9%
Total loans	$353,686	39.6%	$538,178	60.4%	$891,864	100.0%

Loan Concentrations
As of June 30, 2014, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The fluctuation in the unallocated component supports an increase in loan outstandings year-to-date and, in general, is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2014, impaired loans with specific reserves totaled $12.8 million and the amount of such reserves was $3.1 million. This compares to impaired loans with specific reserves of $9.9 million at December 31, 2013 and the amount of such reserves was $2.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2014 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of June 30, 2014 and 2013 and December 31, 2013. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2014		December 31, 2013		June 30, 2013
Commercial
Real estate	$4,236	27.5%	$4,602	28.2%	$5,811	29.1%
Construction	700	1.9%	575	2.3%	591	2.2%
Other	2,143	11.7%	2,276	10.9%	2,572	10.6%
Municipal	16	2.0%	15	2.2%	18	1.7%
Residential
Term	1,264	42.5%	1,099	43.0%	1,026	43.2%
Construction	23	1.5%	21	1.3%	9	0.5%
Home equity line of credit	753	11.0%	675	10.4%	737	11.0%
Consumer	582	1.9%	573	1.7%	631	1.7%
Unallocated	1,927	—%	1,678	—%	1,275	—%
Total	$11,644	100.0%	$11,514	100.0%	$12,670	100.0%

The allowance for loan losses totaled $11.6 million at June 30, 2014, compared to $11.5 million as of December 31, 2013 and $12.7 million as of June 30, 2013. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $685,000 in the first six months of 2014 from $2.5 million at December 31, 2013 to $3.1 million at June 30, 2014. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $974,000 in the first six months of 2014. This decline was due to a reduction in classified pool balances from December 31, 2013. The portion of the reserve based on qualitative factors increased by $170,000 in the first six months of 2014 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $249,000 increase in unallocated reserves in the first six months of 2014 from $1.7 million at December 31, 2013 to $1.9 million at June 30, 2014.
A breakdown of the allowance for loan losses as of June 30, 2014, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,150	$1,246	$1,840	$—	$4,236
Construction	487	86	127	—	700
Other	830	530	783	—	2,143
Municipal	—	—	16	—	16
Residential
Term	606	288	370	—	1,264
Construction	—	10	13	—	23
Home equity line of credit	73	389	291	—	753
Consumer	—	383	199	—	582
Unallocated	—	—	.	1,927	1,927
	$3,146	$2,932	$3,639	$1,927	$11,644
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $500,000 for the first six months of 2014, a decrease of $2.2 million from the first six months of 2013. Net chargeoffs were $370,000 in the first six months of 2014 compared to net chargeoffs of $2.5 million in the first six months of 2013. Our allowance as a percentage of outstanding loans was 1.31% as of June 30, 2014 and December 31, 2013, and down from 1.46% a year ago.
The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013:

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Balance at beginning of year	$11,514	$12,500	$12,500
Loans charged off:
Commercial
Real estate	315	150	61
Construction	—	963	930
Other	175	2,583	521
Municipal	—	—	—
Residential
Term	338	1,118	607
Construction	—	—	—
Home equity line of credit	153	611	431
Consumer	219	430	252
Total	1,200	5,855	2,802
Recoveries on loans previously charged off
Commercial
Real estate	2	—	—
Construction	—	—	—
Other	705	359	144
Municipal	—	—	—
Residential
Term	8	103	36
Construction	—	—	—
Home equity line of credit	2	24	2
Consumer	113	183	90
Total	830	669	272
Net loans charged off	370	5,186	2,530
Provision for loan losses	500	4,200	2,700
Balance at end of period	$11,644	$11,514	$12,670
Ratio of net loans charged off to average loans outstanding[1]	0.09%	0.60%	0.59%
Ratio of allowance for loan losses to total loans outstanding	1.31%	1.31%	1.46%
1 Ratios for both years have been annualized on a 365-day basis.
Management believes the allowance for loan losses is appropriate as of June 30, 2014. In Management's opinion, the level of the provision for loan losses and the corresponding decrease in the allowance for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.42% at June 30, 2014 compared to 1.86% at December 31, 2013 and 2.25% at June 30, 2013. The following table shows the distribution of nonperforming loans by class as of June 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Commercial
Real estate	$3,089	$2,457	$4,424
Construction	208	—	519
Other	2,017	4,370	2,856
Municipal	—	—	—
Residential
Term	6,432	8,484	10,640
Construction	—	—	—
Home equity line of credit	902	—	1,046
Consumer	—	1,007	—
Total nonperforming loans	$12,648	$16,318	$19,485
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2014, loans 90 or more days past due and still accruing interest totaled $163,000, compared to $1.0 million at December 31, 2013 and June 30, 2013.

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
Our overall level of TDRs decreased during the first six months of 2014. As of June 30, 2014, we had 97 loans with a value of $28.3 million that have been restructured. This compares to 99 loans with a value of $29.1 million and 105 loans with a value of $30.9 million classified as TDRs as of December 31, 2013 and June 30, 2013, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2013 and June 30, 2014:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2013	99	$29,098
Added in 2014	3	291
Removed in 2014	(5)	(678)
Repayments in 2014	—	(416)
Total at June 30, 2014	97	$28,295

As of June 30, 2014, 77 loans with an aggregate balance of $25.0 million were performing under the modified terms, four loans with an aggregate balance of $629,000 were more than 30 days past due and accruing and 16 loans with an aggregate balance of $2.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 88.3% were performing under the modified terms, 2.2% were more than 30 days past due and accruing and 9.5% were on nonaccrual. The performance status of all TDRs as of June 30, 2014, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,714	$—	$988	$12,702
Construction	1,284	—	—	1,284
Other	2,307	—	4	2,311
Municipal	—	—	—	—
Residential
Term	9,042	629	1,495	11,166
Construction	—	—	—	—
Home equity line of credit	631	—	201	832
Consumer	—	—	—	—
	$24,978	$629	$2,688	$28,295
Percent of balance	88.3%	2.2%	9.5%	100.0%
Number of loans	77	4	16	97
Associated specific balance	$1,228	$22	$350	$1,600

Residential TDRs (including home equity lines of credit) as of June 30, 2014 included 60 loans with an aggregate balance of $12.0 million, and the modifications granted fell into five major categories. Loans totaling $7.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.3 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $470,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.9 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.7 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2014 were comprised of 37 loans with a balance of $16.3 million. Of this total, 24 loans with an aggregate balance of $11.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Seven loans with an aggregate balance of $2.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining six loans with an aggregate balance of $2.6 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2014, Management is aware of 10 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.4 million. There were also 16 loans with an outstanding balance of $2.7 million that were classified as TDRs and on non-accrual status. Six loans with an outstanding balance of $791,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $38.3 million at June 30, 2014, and have decreased $4.1 million from December 31, 2013. The number of loans decreased by seven from 201 to 194 during the same period. Impaired commercial loans decreased $2.3 million between December 31, 2013 and June 30, 2014. The specific allowance for impaired commercial loans increased from $2.0 million at December 31, 2013 to $2.5 million as of June 30, 2014, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2013 to June 30, 2014, impaired residential loans decreased $1.7 million and impaired home equity lines of credit decreased $115,000.
The following table sets forth impaired loans as of June 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Commercial
Real estate	$14,803	$14,935	$17,332
Construction	1,492	1,284	1,819
Other	4,325	6,698	5,790
Municipal	—	—	—
Residential
Term	16,102	17,786	19,695
Construction	—	—	—
Home equity line of credit	1,533	1,648	1,695
Consumer	—	—	—
Total	$38,255	$42,351	$46,331
Past Due Loans
The Bank's overall loan delinquency ratio was 1.26% at June 30, 2014 compared to 1.82% at December 31, 2013 and 2.80% at June 30, 2013. Loans 90 days delinquent and accruing decreased from $1.0 million at December 31, 2013 to $163,000 as of June 30, 2014. The total at June 30, 2014, is made up of six loans, with the largest loan totaling $87,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of June 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Commercial
Real estate	$2,082	$1,086	$3,064
Construction	208	—	456
Other	876	3,469	6,273
Municipal	—	—	—
Residential
Term	6,428	9,144	12,524
Construction	—	47	82
Home equity line of credit	1,439	1,719	1,530
Consumer	218	527	288
Total	$11,251	$15,992	$24,217
Loans 30-89 days past due to total loans	0.39%	0.46%	1.16%
Loans 90+ days past due and accruing to total loans	0.02%	0.12%	0.12%
Loans 90+ days past due on non-accrual to total loans	0.85%	1.24%	1.52%
Total past due loans to total loans	1.26%	1.82%	2.80%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2014, there were seven potential problem loans with a balance of $437,000 or 0.05% of total loans. This compares to nine loans with a balance of $651,000 or 0.1% of total loans at December 31, 2013.
As of June 30, 2014, there were 41 loans in the process of foreclosure with a total balance of $4.4 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2014, there were 33 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $256,000, compared to December 31, 2013 when there were 32 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $330,000 and June 30, 2013 when there were 27 properties owned with a net OREO balance of $5.8 million, net of an allowance for losses of $547,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2014	December 31, 2013	June 30, 2013
Carrying Value
Commercial
Real estate	$145	$394	$85
Construction	192	295	2,753
Other	643	531	667
Municipal	—	—	—
Residential
Term	4,139	3,917	2,868
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$5,119	$5,137	$6,373
Related Allowance
Commercial
Real estate	$75	$74	$—
Construction	8	8	—
Other	31	7	300
Municipal	—	—	—
Residential
Term	142	241	247
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$256	$330	$547
Net Value
Commercial
Real estate	$70	$320	$85
Construction	184	287	2,452
Other	612	524	667
Municipal	—	—	—
Residential
Term	3,997	3,676	2,622
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$4,863	$4,807	$5,826
Liquidity Management
As of June 30, 2014, the Bank had primary sources of liquidity of $278.2 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $316.6 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 70.7% of total average assets in the first six months of 2014. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.

Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with three correspondent banks and availability through the Federal Reserve Bank Borrower in Custody program.
Deposits
During the first six months of 2014, total deposits increased by $9.0 million or 0.9% from December 31, 2013 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $20.9 million or 5.2% in the first six months of 2014, money market deposits increased $5.3 million or 6.1%, and certificates of deposit decreased $17.2 million or 3.2%. Between June 30, 2013 and June 30, 2014, total deposits increased by $5.8 million or 0.6%. Low-cost deposits increased by $57.2 million or 15.5%, money market accounts increased $4.1 million or 4.6%, and certificates of deposit decreased $55.5 million or 9.8%. The changes in certificates of deposit year-over-year and for the first six months of 2014 were the result of the level of total assets and funding shifts between wholesale CDs and borrowed funds. The increase in low-cost deposits year-to-date is the result of normal seasonal fluctuation. The year-over-year increase in low-cost deposits is due to our new office in Bangor and organic growth throughout our branch network.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2014, borrowed funds increased $19.4 million or 6.9% from December 31, 2013. Between June 30, 2013 and June 30, 2014, borrowed funds increased by $41.4 million or 16.1%. These changes were due to the shifts in funding mentioned above.
Shareholders' Equity
Shareholders' equity as of June 30, 2014 was $157.4 million, compared to $146.1 million as of December 31, 2013 and $146.0 million as of June 30, 2013. The Company's earnings in the first six months of 2014, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $8.1 million from December 31, 2013 and now stands at a $1.5 million net unrealized gain on available-for-sale securities.
A cash dividend of $0.21 per share was declared in the second quarter of 2014, an increase of one cent over the $0.20 dividend declared in the fourth quarter 2013 and the first quarter 2014, and an increase of $0.015 over the $0.195 per share dividend the Company has paid each quarter for the five years ending September 30, 2013. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 61.19% for the first six months of 2014 compared to 69.64% for the same period in 2013. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2014 is this year's net income plus $9.2 million.
On November 21, 2008, the Company received approval for a $25 million investment in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The Company completed the CPP Shares transaction on January 9, 2009. The CPP Shares called for cumulative dividends at a rate of 5.0% per year for the first five years, and at a rate of 9.0% per year in following years. The CPP Shares qualified as Tier 1 capital on the Company's books for regulatory purposes and ranked senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future.

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
Regulatory leverage capital ratios for the Company were 8.67% and 8.67% at June 30, 2014 and December 31, 2013, respectively. The Company had a tier one risk-based capital ratio of 14.87% and a tier two risk-based capital ratio of 16.12% at June 30, 2014, compared to 14.78% and 16.03%, respectively, at December 31, 2013. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.
Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2014:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$298,520	$183,375	$55,000	$60,000	$145
Operating leases	705	147	282	187	89
Certificates of deposit	513,884	406,946	62,539	44,399	—
Total	$813,109	$590,468	$117,821	$104,586	$234
Total loan commitments and unused lines of credit	$133,692	$133,692	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2014 was -4.40% of total assets compared to +0.98% of total assets at December 31, 2013. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2014, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$22,937	$37,131	$163,275	$276,293
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	272
Loans	388,155	141,750	264,441	97,518
Other interest-earning assets	—	10,933	—	—
Non-rate-sensitive assets	11,020	—	—	76,443
Total assets	434,987	189,814	427,716	451,563
Interest-bearing deposits	240,565	259,449	105,823	328,389
Borrowed funds	148,375	35,000	115,000	145
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	231,384
Total liabilities and equity	390,840	300,149	253,173	559,918
Period gap	$44,147	$(110,335)	$174,543	$(108,355)
Percent of total assets	2.94%	(7.34)%	11.60%	(7.20)%
Cumulative gap (current)	$44,147	$(66,188)	$108,355	$—
Percent of total assets	2.94%	(4.40)%	7.20%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.62% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.35% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 1.32% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.67% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2014 and December 31, 2013 is presented in the following table:

Changes in Net Interest Income	June 30, 2014	December 31, 2013
Year 1
Projected change if rates decrease by 1.0%	-0.62%	0.79%
Projected change if rates increase by 2.0%	-3.35%	-2.47%
Year 2
Projected change if rates decrease by 1.0%	1.32%	4.82%
Projected change if rates increase by 2.0%	-3.67%	-1.25%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2014, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2014, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next four-to-six quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2014, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Date: August 8, 2014

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 8, 2014