Form 10-Q
period 2014-09-30
First Bancorp, Inc /ME/
filed 2014-11-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2014
Common Stock: 10,721,577 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 21
Note 5 – Stock Options and Stock Based Compensation	Page 28
Note 6 – Preferred and Common Stock	Page 29
Note 7 – Earnings Per Share	Page 30
Note 8 – Employee Benefit Plans	Page 32
Note 9 - Other Comprehensive Income (Loss)	Page 33
Note 10 – Acquisitions and Intangible Assets	Page 34
Note 11 – Mortgage Servicing Rights	Page 35
Note 12 – Income Taxes	Page 35
Note 13 - Certificates of Deposit	Page 36
Note 14 – Reclassifications	Page 36
Note 15 – Fair Value Disclosures	Page 36
Note 16 – Impact of Recently Issued Accounting Standards	Page 42
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 44
Forward-Looking Statements	Page 44
Critical Accounting Policies	Page 44
Use of Non-GAAP Financial Measures	Page 45
Executive Summary	Page 46
Net Interest Income	Page 47
Average Daily Balance Sheets	Page 50
Non-Interest Income	Page 51
Non-Interest Expense	Page 51
Income Taxes	Page 51
Investments	Page 51
Impaired Securities	Page 53
Federal Home Loan Bank Stock	Page 55
Loans and Loans Held for Sale	Page 55
Credit Risk Management and Allowance for Loan Losses	Page 57
Non-Performing Loans and Troubled Debt Restructured	Page 60
Impaired Loans	Page 63
Past Due Loans	Page 63
Potential Problem Loans and Loans in Process of Foreclosure	Page 64
Other Real Estate Owned	Page 64
Liquidity Management	Page 65
Deposits	Page 66
Borrowed Funds	Page 66

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarters ended September 30,
except for per share amounts	2014	2013	2014	2013

Summary of Operations
Interest Income	$38,232	$37,169	$12,869	$12,655
Interest Expense	8,682	9,390	2,865	3,150
Net Interest Income	29,550	27,779	10,004	9,505
Provision for Loan Losses	850	3,500	350	800
Non-Interest Income	8,446	9,488	3,656	2,621
Non-Interest Expense	22,345	21,818	7,802	7,006
Net Income	11,283	9,463	4,108	3,365
Per Common Share Data
Basic Earnings per Share	$1.06	$0.87	$0.39	$0.31
Diluted Earnings per Share	1.05	0.87	0.38	0.31
Cash Dividends Declared	0.620	0.585	0.210	0.195
Book Value per Common Share	14.85	13.75	14.85	13.75
Tangible Book Value per Common Share[2]	12.03	10.88	12.03	10.88
Market Value	16.67	16.65	16.67	16.65
Financial Ratios
Return on Average Equity[1]	9.68%	8.51%	10.20%	9.19%
Return on Average Tangible Common Equity[1,2]	12.02%	10.29%	12.60%	11.51%
Return on Average Assets[1]	1.02%	0.88%	1.09%	0.92%
Average Equity to Average Assets	10.52%	10.77%	10.70%	9.99%
Average Tangible Equity to Average Assets[2]	8.47%	8.63%	8.66%	7.88%
Net Interest Margin Tax-Equivalent[1,2]	3.10%	3.04%	3.07%	3.04%
Dividend Payout Ratio	58.49%	67.24%	53.85%	62.90%
Allowance for Loan Losses/Total Loans	1.28%	1.45%	1.28%	1.45%
Non-Performing Loans to Total Loans	1.30%	2.08%	1.30%	2.08%
Non-Performing Assets to Total Assets	1.10%	1.48%	1.10%	1.48%
Efficiency Ratio[2]	56.35%	56.00%	58.03%	53.51%
At Period End
Total Assets	$1,488,637	$1,464,749	$1,488,637	$1,464,749
Total Loans	908,115	862,073	908,115	862,073
Total Investment Securities	486,572	504,063	486,572	504,063
Total Deposits	1,055,322	1,037,466	1,055,322	1,037,466
Total Shareholders' Equity	159,190	146,653	159,190	146,653
1Annualized using a 365-day basis for both years.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC

Portland, Maine
November 7, 2014

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$17,167,000	$16,570,000	$20,117,000
Interest bearing deposits in other banks	773,000	2,562,000	787,000
Securities available for sale	190,920,000	305,824,000	317,900,000
Securities to be held to maturity (fair value of $280,779,000 at September 30, 2014, $158,336,000 at December 31, 2013 and $166,269,000 at September 30, 2013)	281,740,000	169,277,000	172,251,000
Restricted equity securities, at cost	13,912,000	13,912,000	13,912,000
Loans held for sale	383,000	83,000	1,555,000
Loans	908,115,000	876,367,000	862,073,000
Less allowance for loan losses	11,641,000	11,514,000	12,457,000
Net loans	896,474,000	864,853,000	849,616,000
Accrued interest receivable	5,141,000	5,038,000	5,353,000
Premises and equipment, net	22,721,000	23,616,000	23,667,000
Other real estate owned	4,557,000	4,807,000	3,760,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	25,044,000	27,616,000	26,026,000
Total assets	$1,488,637,000	$1,463,963,000	$1,464,749,000
Liabilities
Demand deposits	$119,512,000	$106,125,000	$110,007,000
NOW deposits	213,694,000	151,322,000	151,126,000
Money market deposits	99,260,000	86,730,000	96,313,000
Savings deposits	159,080,000	149,103,000	147,560,000
Certificates of deposit	463,776,000	531,119,000	532,460,000
Total deposits	1,055,322,000	1,024,399,000	1,037,466,000
Borrowed funds – short term	168,493,000	148,977,000	131,627,000
Borrowed funds – long term	90,143,000	130,148,000	135,150,000
Other liabilities	15,489,000	14,341,000	13,853,000
Total liabilities	1,329,447,000	1,317,865,000	1,318,096,000
Shareholders' equity
Common stock, one cent par value per share	107,000	106,000	106,000
Additional paid-in capital	59,053,000	58,395,000	58,241,000
Retained earnings	98,643,000	94,000,000	92,633,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	1,227,000	(6,591,000)	(4,212,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(28,000)	—	—
Net unrealized gain (loss) on postretirement benefit costs	188,000	188,000	(115,000)
Total shareholders' equity	159,190,000	146,098,000	146,653,000
Total liabilities & shareholders' equity	$1,488,637,000	$1,463,963,000	$1,464,749,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,717,787	10,671,192	10,665,378
Book value per common share	$14.85	$13.69	$13.75
Tangible book value per common share	$12.03	$10.83	$10.88

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarters ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$26,120,000	$26,240,000	$8,900,000	$8,710,000
Interest on deposits with other banks	4,000	6,000	1,000	2,000
Interest and dividends on investments	12,108,000	10,923,000	3,968,000	3,943,000
Total interest income	38,232,000	37,169,000	12,869,000	12,655,000
Interest expense
Interest on deposits	5,406,000	6,035,000	1,777,000	2,023,000
Interest on borrowed funds	3,276,000	3,355,000	1,088,000	1,127,000
Total interest expense	8,682,000	9,390,000	2,865,000	3,150,000
Net interest income	29,550,000	27,779,000	10,004,000	9,505,000
Provision for loan losses	850,000	3,500,000	350,000	800,000
Net interest income after provision for loan losses	28,700,000	24,279,000	9,654,000	8,705,000
Non-interest income
Investment management and fiduciary income	1,619,000	1,438,000	517,000	470,000
Service charges on deposit accounts	1,899,000	2,099,000	598,000	676,000
Net securities gains	1,145,000	1,087,000	1,105,000	—
Mortgage origination and servicing income, net of amortization	610,000	1,735,000	256,000	348,000
Other operating income	3,173,000	3,129,000	1,180,000	1,127,000
Total non-interest income	8,446,000	9,488,000	3,656,000	2,621,000
Non-interest expense
Salaries and employee benefits	11,268,000	10,607,000	4,048,000	3,613,000
Occupancy expense	1,688,000	1,557,000	517,000	488,000
Furniture and equipment expense	2,124,000	1,992,000	752,000	682,000
FDIC insurance premiums	764,000	864,000	245,000	280,000
Amortization of identified intangibles	245,000	245,000	82,000	82,000
Other operating expense	6,256,000	6,553,000	2,158,000	1,861,000
Total non-interest expense	22,345,000	21,818,000	7,802,000	7,006,000
Income before income taxes	14,801,000	11,949,000	5,508,000	4,320,000
Income tax expense	3,518,000	2,486,000	1,400,000	955,000
NET INCOME	$11,283,000	$9,463,000	$4,108,000	$3,365,000
Basic earnings per common share	$1.06	$0.87	$0.39	$0.31
Diluted earnings per common share	$1.05	$0.87	$0.38	$0.31
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	7,818,000	(12,152,000)	(319,000)	(779,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(28,000)	—	(28,000)	—
Net unrecognized gain on postretirement benefits	—	8,000	—	—
Other comprehensive income (loss)	7,790,000	(12,144,000)	(347,000)	(779,000)
Comprehensive income (loss)	$19,073,000	$(2,681,000)	$3,761,000	$2,586,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Preferred stock	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
		Shares	Amount
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	9,463,000	—	9,463,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(12,152,000)	(12,152,000)
Amortization of unrecognized transition obligation for postretirement benefits, net of tax	—	—	—	—	8,000	8,000
Comprehensive loss	—	—	—	9,463,000	(12,144,000)	(2,681,000)
Cash dividends declared on preferred stock	—	—	—	(286,000)	—	(286,000)
Cash dividends declared on common stock ($0.59 per share)	—	—	—	(6,236,000)	—	(6,236,000)
Equity compensation expense	—	—	161,000	—	—	161,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Proceeds from sale of common stock	—	805,464	11,872,000	—	—	11,872,000
Balance at September 30, 2013	$—	10,665,378	$58,347,000	$92,633,000	$(4,327,000)	$146,653,000

Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	—	11,283,000	—	11,283,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	7,818,000	7,818,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	—	(28,000)	(28,000)
Comprehensive income	—	—	—	11,283,000	7,790,000	19,073,000
Cash dividends declared on common stock ($0.62 per share)	—	—	—	(6,640,000)	—	(6,640,000)
Equity compensation expense	—	—	317,000	—	—	317,000
Issuance of restricted stock	—	25,843	—	—	—	—
Proceeds from sale of common stock	—	20,752	342,000	—	—	342,000
Balance at September 30, 2014	$—	10,717,787	$59,160,000	$98,643,000	$1,387,000	$159,190,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$11,283,000	$9,463,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,243,000	1,282,000
Change in deferred taxes	(457,000)	176,000
Provision for loan losses	850,000	3,500,000
Loans originated for resale	(14,827,000)	(48,833,000)
Proceeds from sales and transfers of loans	14,823,000	49,389,000
Net gain on sales of loans	(296,000)	(1,076,000)
Net gain on sale or call of securities	(1,145,000)	(1,087,000)
Net amortization of premiums on investments	739,000	1,566,000
Net (gain) loss on sale of other real estate owned	(28,000)	11,000
Provision for losses on other real estate owned	376,000	390,000
Equity compensation expense	317,000	161,000
Net (increase) decrease in other assets and accrued interest	(1,847,000)	3,260,000
Net increase (decrease) in other liabilities	1,054,000	(1,150,000)
Net loss on disposal of premises and equipment	5,000	4,000
Amortization of investment in limited partnership	427,000	390,000
Net acquisition amortization	245,000	245,000
Net cash provided by operating activities	12,762,000	17,691,000
Cash flows from investing activities
Decrease in interest-bearing deposits in other banks	1,789,000	851,000
Proceeds from sales of securities available for sale	15,557,000	10,563,000
Proceeds from maturities, payments and calls of securities available for sale	22,810,000	47,223,000
Proceeds from maturities, payments and calls of securities to be held to maturity	12,255,000	33,857,000
Proceeds from sales of other real estate owned	1,768,000	5,074,000
Purchases of securities available for sale	(909,000)	(103,307,000)
Purchases of securities to be held to maturity	(34,881,000)	(62,728,000)
Redemption of restricted equity securities	—	536,000
Net (increase) decrease in loans	(34,337,000)	2,026,000
Capital expenditures	(1,590,000)	(1,965,000)
Proceeds from disposal of premises and equipment	1,237,000	—
Net cash used in investing activities	(16,301,000)	(67,870,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	98,266,000	51,212,000
Net increase (decrease) in certificates of deposit	(67,343,000)	27,404,000
Net decrease in short-term borrowings	(15,489,000)	—
Repayments of long-term borrowings	(5,000,000)	(16,128,000)
Repurchase of preferred stock	—	(12,500,000)
Proceeds from sale of common stock	342,000	11,872,000
Dividends paid	(6,640,000)	(6,522,000)
Net cash provided by financing activities	4,136,000	55,338,000
Net increase in cash and cash equivalents	597,000	5,159,000
Cash and cash equivalents at beginning of period	16,570,000	14,958,000
Cash and cash equivalents at end of period	$17,167,000	$20,117,000
Interest paid	$8,705,000	$9,530,000
Income taxes paid	3,555,000	1,310,000
Non-cash transactions
Net transfer from loans to other real estate owned	$1,866,000	$1,642,000
Transfer of securities from available for sale to held to maturity	$89,757,000	$—

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
Subsequent Events
Events occurring subsequent to September 30, 2014, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$157,420,000	$2,109,000	$(1,779,000)	$157,750,000
State and political subdivisions	29,099,000	1,785,000	(265,000)	30,619,000
Other equity securities	2,514,000	53,000	(16,000)	2,551,000
	$189,033,000	$3,947,000	$(2,060,000)	$190,920,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,332,000	$2,000	$(5,271,000)	$87,063,000
Mortgage-backed securities	61,138,000	1,695,000	(587,000)	62,246,000
State and political subdivisions	127,970,000	3,238,000	(38,000)	131,170,000
Corporate securities	300,000	—	—	300,000
	$281,740,000	$4,935,000	$(5,896,000)	$280,779,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$180,109,000	$1,392,000	$(3,772,000)	$177,729,000
State and political subdivisions	134,188,000	1,458,000	(9,331,000)	126,315,000
Other equity securities	1,666,000	116,000	(2,000)	1,780,000
	$315,963,000	$2,966,000	$(13,105,000)	$305,824,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,280,000	$1,000	$(12,757,000)	$79,524,000
Mortgage-backed securities	35,712,000	1,440,000	(1,336,000)	35,816,000
State and political subdivisions	40,985,000	1,823,000	(112,000)	42,696,000
Corporate securities	300,000	—	—	300,000
	$169,277,000	$3,264,000	$(14,205,000)	$158,336,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$187,789,000	$2,117,000	$(1,650,000)	$188,256,000
State and political subdivisions	134,978,000	1,703,000	(8,710,000)	127,971,000
Other equity securities	1,614,000	62,000	(3,000)	1,673,000
	$324,381,000	$3,882,000	$(10,363,000)	$317,900,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,226,000	$11,000	$(8,684,000)	$83,553,000
Mortgage-backed securities	37,915,000	1,701,000	(997,000)	38,619,000
State and political subdivisions	41,810,000	2,067,000	(80,000)	43,797,000
Corporate securities	300,000	—	—	300,000
	$172,251,000	$3,779,000	$(9,761,000)	$166,269,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at September 30, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,502,000	$2,533,000	$1,778,000	$1,792,000
Due in 1 to 5 years	16,076,000	16,399,000	9,380,000	9,669,000
Due in 5 to 10 years	17,710,000	17,991,000	51,620,000	53,271,000
Due after 10 years	150,231,000	151,446,000	218,962,000	216,047,000
Equity securities	2,514,000	2,551,000	—	—
	$189,033,000	$190,920,000	$281,740,000	$280,779,000

The following table summarizes the contractual maturities of investment securities at December 31, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$717,000	$721,000	$268,000	$273,000
Due in 1 to 5 years	20,547,000	20,636,000	6,420,000	6,790,000
Due in 5 to 10 years	16,114,000	16,267,000	33,442,000	33,828,000
Due after 10 years	276,919,000	266,420,000	129,147,000	117,445,000
Equity securities	1,666,000	1,780,000	—	—
	$315,963,000	$305,824,000	$169,277,000	$158,336,000

The following table summarizes the contractual maturities of investment securities at September 30, 2013:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$1,755,000	$1,775,000	$717,000	$726,000
Due in 1 to 5 years	14,249,000	14,473,000	6,559,000	6,955,000
Due in 5 to 10 years	18,808,000	19,199,000	33,863,000	34,692,000
Due after 10 years	287,955,000	280,780,000	131,112,000	123,896,000
Equity securities	1,614,000	1,673,000	—	—
	$324,381,000	$317,900,000	$172,251,000	$166,269,000
At September 30, 2014, securities with a fair value of $181,441,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $147,074,000 as of December 31, 2013 and $156,727,000 at September 30, 2013, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2014 and 2013:

	For the nine months ended September 30,		For the quarters ended September 30,
	2014	2013	2014	2013
Proceeds from sales of securities	$15,557,000	$10,563,000	$15,557,000	$—
Gross realized gains	1,145,000	1,087,000	1,105,000	—
Gross realized losses	—	—	—	—
Net gain	$1,145,000	$1,087,000	$1,105,000	$—
Related income taxes	$401,000	$380,000	$387,000	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2014, there were 76 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 47 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2014 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$4,985,000	$(15,000)	$81,253,000	$(5,256,000)	$86,238,000	$(5,271,000)
Mortgage-backed securities	52,644,000	(736,000)	32,009,000	(1,630,000)	84,653,000	(2,366,000)
State and political subdivisions	3,880,000	(27,000)	5,878,000	(276,000)	9,758,000	(303,000)
Other equity securities	142,000	(15,000)	52,000	(1,000)	194,000	(16,000)
	$61,651,000	$(793,000)	$119,192,000	$(7,163,000)	$180,843,000	$(7,956,000)

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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $28,000 at September 30, 2014. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2014, and 2013, and December 31, 2013, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2014 and 2013 and at December 31, 2013:

	September 30, 2014		December 31, 2013		September 30, 2013
Commercial
Real estate	$243,936,000	26.8%	$245,943,000	28.2%	$248,889,000	28.9%
Construction	26,954,000	3.0%	20,382,000	2.3%	19,409,000	2.3%
Other	97,651,000	10.8%	95,289,000	10.9%	85,130,000	9.9%
Municipal	20,722,000	2.3%	19,117,000	2.2%	18,218,000	2.1%
Residential
Term	386,768,000	42.6%	377,218,000	43.0%	375,387,000	43.5%
Construction	12,253,000	1.3%	11,803,000	1.3%	7,617,000	0.9%
Home equity line of credit	101,094,000	11.1%	91,549,000	10.4%	92,374,000	10.7%
Consumer	18,737,000	2.1%	15,066,000	1.7%	15,049,000	1.7%
Total	$908,115,000	100.0%	$876,367,000	100.0%	$862,073,000	100.0%
Loan balances include net deferred loan costs of $2,568,000 as of September 30, 2014, $2,086,000 as of December 31, 2013, and $2,007,000 as of September 30, 2013. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $279,150,000 at September 30, 2014, $266,740,000 at December 31, 2013, and $260,084,000 at September 30, 2013, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling

$245,950,000 at September 30, 2014, $189,728,000 at December 31, 2013, and $195,687,000 at September 30, 2013, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.

For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$116,000	$1,220,000	$1,336,000	$242,600,000	$243,936,000	$—
Construction	—	—	208,000	208,000	26,746,000	26,954,000	—
Other	86,000	34,000	499,000	619,000	97,032,000	97,651,000	—
Municipal	—	—	—	—	20,722,000	20,722,000	—
Residential
Term	725,000	1,314,000	4,871,000	6,910,000	379,858,000	386,768,000	380,000
Construction	—	—	—	—	12,253,000	12,253,000	—
Home equity line of credit	595,000	107,000	657,000	1,359,000	99,735,000	101,094,000	—
Consumer	92,000	24,000	72,000	188,000	18,549,000	18,737,000	72,000
Total	$1,498,000	$1,595,000	$7,527,000	$10,620,000	$897,495,000	$908,115,000	$452,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$82,000	$259,000	$745,000	$1,086,000	$244,857,000	$245,943,000	$—
Construction	—	—	—	—	20,382,000	20,382,000	—
Other	544,000	128,000	2,797,000	3,469,000	91,820,000	95,289,000	—
Municipal	—	—	—	—	19,117,000	19,117,000	—
Residential
Term	229,000	1,913,000	7,002,000	9,144,000	368,074,000	377,218,000	596,000
Construction	47,000	—	—	47,000	11,756,000	11,803,000	—
Home equity line of credit	573,000	145,000	1,001,000	1,719,000	89,830,000	91,549,000	59,000
Consumer	113,000	26,000	388,000	527,000	14,539,000	15,066,000	388,000
Total	$1,588,000	$2,471,000	$11,933,000	$15,992,000	$860,375,000	$876,367,000	$1,043,000

Information on the past-due status of loans by class of financing receivable as of September 30, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,537,000	$—	$2,085,000	$3,622,000	$245,267,000	$248,889,000	$—
Construction	—	—	62,000	62,000	19,347,000	19,409,000	—
Other	3,970,000	291,000	1,783,000	6,044,000	79,086,000	85,130,000	—
Municipal	—	—	—	—	18,218,000	18,218,000	—
Residential
Term	1,553,000	1,649,000	8,281,000	11,483,000	363,904,000	375,387,000	264,000
Construction	—	—	—	—	7,617,000	7,617,000	—
Home equity line of credit	666,000	—	1,045,000	1,711,000	90,663,000	92,374,000	40,000
Consumer	89,000	12,000	51,000	152,000	14,897,000	15,049,000	51,000
Total	$7,815,000	$1,952,000	$13,307,000	$23,074,000	$838,999,000	$862,073,000	$355,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2014 and 2013 and at December 31, 2013 is presented in the following table:

	September 30, 2014	December 31, 2013	September 30, 2013
Commercial
Real estate	$2,866,000	$2,457,000	$3,996,000
Construction	208,000	—	62,000
Other	1,800,000	4,370,000	2,542,000
Municipal	—	—	—
Residential
Term	6,166,000	8,484,000	10,279,000
Construction	—	—	—
Home equity line of credit	759,000	—	1,033,000
Consumer	26,000	1,007,000	—
Total	$11,825,000	$16,318,000	$17,912,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2014, is presented in the following table:

				For the nine months ended September 30, 2014		For the quarter ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$12,509,000	$13,064,000	$—	$10,700,000	$362,000	$11,183,000	$123,000
Construction	—	—	—	40,000	—	—	—
Other	3,029,000	3,255,000	—	4,221,000	125,000	3,071,000	66,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,777,000	10,488,000	—	10,478,000	286,000	9,746,000	107,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,134,000	1,366,000	—	1,549,000	21,000	1,140,000	7,000
Consumer	26,000	28,000	—	6,000	2,000	18,000	2,000
	$26,475,000	$28,201,000	$—	$26,994,000	$796,000	$25,158,000	$305,000
With an Allowance Recorded
Commercial
Real estate	$1,909,000	$2,071,000	$1,041,000	$3,517,000	$67,000	$3,354,000	$24,000
Construction	1,380,000	1,380,000	411,000	1,245,000	42,000	1,455,000	14,000
Other	863,000	953,000	660,000	1,252,000	38,000	1,028,000	29,000
Municipal	—	—	—	—	—	—	—
Residential
Term	6,119,000	6,351,000	661,000	5,831,000	193,000	5,793,000	62,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	250,000	255,000	70,000	266,000	2,000	276,000	1,000
Consumer	—	—	—	—	—	—	—
	$10,521,000	$11,010,000	$2,843,000	$12,111,000	$342,000	$11,906,000	$130,000
Total
Commercial
Real estate	$14,418,000	$15,135,000	$1,041,000	$14,217,000	$429,000	$14,537,000	$147,000
Construction	1,380,000	1,380,000	411,000	1,285,000	42,000	1,455,000	14,000
Other	3,892,000	4,208,000	660,000	5,473,000	163,000	4,099,000	95,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,896,000	16,839,000	661,000	16,309,000	479,000	15,539,000	169,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,384,000	1,621,000	70,000	1,815,000	23,000	1,416,000	8,000
Consumer	26,000	28,000	—	6,000	2,000	18,000	2,000
	$36,996,000	$39,211,000	$2,843,000	$39,105,000	$1,138,000	$37,064,000	$435,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2013, is presented in the following table:

				For the nine months ended September 30, 2013		For the quarter ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,848,000	$12,509,000	$—	$10,913,000	$351,000	$11,487,000	$151,000
Construction	62,000	79,000	—	262,000	4,000	364,000	1,000
Other	3,939,000	4,282,000	—	3,793,000	168,000	3,923,000	109,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,787,000	17,888,000	—	14,435,000	385,000	15,564,000	137,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,638,000	1,854,000	—	1,601,000	24,000	1,644,000	9,000
Consumer	—	—	—	—	—	—	—
	$33,274,000	$36,612,000	$—	$31,004,000	$932,000	$32,982,000	$407,000
With an Allowance Recorded
Commercial
Real estate	$5,122,000	$5,644,000	$1,535,000	$6,327,000	$154,000	$5,617,000	$44,000
Construction	1,302,000	1,302,000	269,000	1,965,000	32,000	1,312,000	13,000
Other	987,000	1,097,000	807,000	1,843,000	11,000	1,518,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	3,351,000	3,493,000	228,000	5,261,000	105,000	3,884,000	12,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	40,000	40,000	6,000	76,000	1,000	41,000	—
Consumer	—	—	—	—	—	—	—
	$10,802,000	$11,576,000	$2,845,000	$15,472,000	$303,000	$12,372,000	$69,000
Total
Commercial
Real estate	$16,970,000	$18,153,000	$1,535,000	$17,240,000	$505,000	$17,104,000	$195,000
Construction	1,364,000	1,381,000	269,000	2,227,000	36,000	1,676,000	14,000
Other	4,926,000	5,379,000	807,000	5,636,000	179,000	5,441,000	109,000
Municipal	—	—	—	—	—	—	—
Residential
Term	19,138,000	21,381,000	228,000	19,696,000	490,000	19,448,000	149,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,678,000	1,894,000	6,000	1,677,000	25,000	1,685,000	9,000
Consumer	—	—	—	—	—	—	—
	$44,076,000	$48,188,000	$2,845,000	$46,476,000	$1,235,000	$45,354,000	$476,000

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
As of September 30, 2014, the Company had 96 loans with a value of $27,877,000 that have been classified as TDRs. This compares to 99 loans with a value of $29,098,000 and 104 loans with a value of $29,921,000 classified as TDRs as of December 31, 2013 and September 30, 2013, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of September 30, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$12,809,000	$696,000
Construction	1	1,172,000	204,000
Other	16	2,092,000	—
Municipal	—	—	—
Residential
Term	54	10,978,000	390,000
Construction	—	—	—
Home equity line of credit	5	826,000	21,000
Consumer	—	—	—
	96	$27,877,000	$1,311,000
The following table shows TDRs by class and the specific reserve as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,018,000	$433,000
Construction	1	1,284,000	274,000
Other	20	2,734,000	100,000
Municipal	—	—	—
Residential
Term	53	11,220,000	210,000
Construction	—	—	—
Home equity line of credit	5	842,000	—
Consumer	—	—	—
	99	$29,098,000	$1,017,000

The following table shows TDRs by class and the specific reserve as of September 30, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,520,000	$853,000
Construction	2	1,364,000	270,000
Other	21	2,828,000	100,000
Municipal	—	—	—
Residential
Term	55	11,353,000	149,000
Construction	—	—	—
Home equity line of credit	6	856,000	6,000
Consumer	—	—	—
	104	$29,921,000	$1,378,000

As of September 30, 2014, 11 of the loans classified as TDRs with a total balance of $1,987,000 were more than 30 days past due. Of these loans, three loans with an outstanding balance of $416,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$519,000	$519,000
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	9	1,267,000	48,000
Construction	—	—	—
Home equity line of credit	1	201,000	21,000
Consumer	—	—	—
	11	$1,987,000	$588,000

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

For the nine months ended September 30, 2014, six loans were placed on TDR status with a post-modification outstanding balance of $832,000. This compares to ten loans placed on TDR status with a post-modification outstanding balance of $3,336,000 for the nine months ended September 30, 2013. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the nine months ended September 30, 2014 and 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2014 and 2013:

For the nine months ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$290,000	$290,000	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	4	602,000	542,000	23,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	6	$892,000	$832,000	$23,000

For the nine months ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$1,890,000	$1,890,000	$—
Construction	—	—	—	—
Other	3	536,000	523,000	—
Municipal	—	—	—	—
Residential
Term	3	749,000	712,000	—
Construction	—	—	—	—
Home equity line of credit	2	214,000	211,000	—
Consumer	—	—	—	—
	10	$3,389,000	$3,336,000	$—

For the quarter ended September 30, 2014, three loans were placed on TDR status with a post-modification outstanding balance of $545,000. This compares to three loans placed on TDR status with a post-modification outstanding balance of $410,000 for the quarter ended September 30, 2013. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the three months ended September 30, 2014, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2014:

For the quarter ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$290,000	$290,000	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	1	255,000	255,000	8,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	3	$545,000	$545,000	$8,000

The following table shows loans placed on TDR status in the three months ended September 30, 2013, by class of loan and the associated specific reserve included in the allowance for loan losses as of September 30, 2013:

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
As of September 30, 2014, Management is aware of 9 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,220,000. There were also 16 loans with an outstanding balance of $2,708,000 that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $455,000, that were classified as TDRs, were in the process of foreclosure.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of September 30, 2014, December 31, 2013, and September 30, 2013, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,041,000	$1,409,000	$1,771,000	$—	$4,221,000
Construction	411,000	158,000	198,000	—	767,000
Other	660,000	568,000	714,000	—	1,942,000
Municipal	—	—	15,000	—	15,000
Residential
Term	661,000	296,000	363,000	—	1,320,000
Construction	—	9,000	11,000	—	20,000
Home equity line of credit	70,000	381,000	284,000	—	735,000
Consumer	—	314,000	194,000	—	508,000
Unallocated	—	—	—	2,113,000	2,113,000
	$2,843,000	$3,135,000	$3,550,000	$2,113,000	$11,641,000

As of December 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890,000	$1,927,000	$1,785,000	$—	$4,602,000
Construction	272,000	157,000	146,000	—	575,000
Other	841,000	745,000	690,000	—	2,276,000
Municipal	—	—	15,000	—	15,000
Residential
Term	404,000	342,000	353,000	—	1,099,000
Construction	—	10,000	11,000	—	21,000
Home equity line of credit	54,000	343,000	278,000	—	675,000
Consumer	—	382,000	191,000	—	573,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,461,000	$3,906,000	$3,469,000	$1,678,000	$11,514,000

As of September 30, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,535,000	$2,231,000	$2,037,000	$—	$5,803,000
Construction	269,000	178,000	162,000	—	609,000
Other	807,000	764,000	698,000	—	2,269,000
Municipal	—	—	16,000	—	16,000
Residential
Term	228,000	360,000	394,000	—	982,000
Construction	—	7,000	8,000	—	15,000
Home equity line of credit	6,000	352,000	308,000	—	666,000
Consumer	—	342,000	211,000	—	553,000
Unallocated	—	—	—	1,544,000	1,544,000
	$2,845,000	$4,234,000	$3,834,000	$1,544,000	$12,457,000
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
The qualitative portion of the allowance for loan losses was 0.39% and 0.40% of related loans as of September 30, 2014 and December 31, 2013, respectively. The qualitative portion increased $81,000 between December 31, 2013 and September 30, 2014 due to a slight decline in economic factors and an increase in loans outstanding.
The unallocated component of the allowance totaled $2,113,000 at September 30, 2014, or 18% of the total reserve. This compares to $1,678,000 as of December 31, 2013. The fluctuation in the unallocated component supports an increase in loan outstandings year-to-date and, in general, is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.
The allowance for loan losses as a percent of total loans stood at 1.28% as of September 30, 2014. This compares to 1.31% of total loans as of December 31, 2013 and 1.45% of total loans as of September 30, 2013.
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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 28.6% of capital are well under the regulatory guidance of 100.0% of capital at September 30, 2014. Construction loans and non-owner-occupied commercial real estate loans are at 93.1% of total capital, well under regulatory guidance of 300.0% of capital at September 30, 2014.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2014:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$14,000	$—	$300,000	$—	$314,000
2 Above Average	11,646,000	1,189,000	7,246,000	19,034,000	39,115,000
3 Satisfactory	50,554,000	1,042,000	22,174,000	1,688,000	75,458,000
4 Average	108,835,000	19,445,000	39,653,000	—	167,933,000
5 Watch	32,963,000	1,946,000	17,174,000	—	52,083,000
6 OAEM	13,578,000	2,555,000	2,211,000	—	18,344,000
7 Substandard	25,827,000	777,000	8,893,000	—	35,497,000
8 Doubtful	519,000	—	—	—	519,000
Total	$243,936,000	$26,954,000	$97,651,000	$20,722,000	$389,263,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2014.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2014, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2014:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2014
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Charge offs	530,000	—	244,000	—	446,000	—	153,000	390,000	—	1,763,000
Recoveries	108,000	—	736,000	—	32,000	—	15,000	149,000	—	1,040,000
Provision (credit)	41,000	192,000	(826,000)	—	635,000	(1,000)	198,000	176,000	435,000	850,000
Ending balance	$4,221,000	$767,000	$1,942,000	$15,000	$1,320,000	$20,000	$735,000	$508,000	$2,113,000	$11,641,000
For the three months ended September 30, 2014
Beginning balance	$4,236,000	$700,000	$2,143,000	$16,000	$1,264,000	$23,000	$753,000	$582,000	$1,927,000	$11,644,000
Charge offs	215,000	—	69,000	—	108,000	—	—	171,000	—	563,000
Recoveries	106,000	—	31,000	—	24,000	—	13,000	36,000	—	210,000
Provision (credit)	94,000	67,000	(163,000)	(1,000)	140,000	(3,000)	(31,000)	61,000	186,000	350,000
Ending balance	$4,221,000	$767,000	$1,942,000	$15,000	$1,320,000	$20,000	$735,000	$508,000	$2,113,000	$11,641,000
Allowance for loan losses as of September 30, 2014
Ending balance specifically evaluated for impairment	$1,041,000	$411,000	$660,000	$—	$661,000	$—	$70,000	$—	$—	$2,843,000
Ending balance collectively evaluated for impairment	$3,180,000	$356,000	$1,282,000	$15,000	$659,000	$20,000	$665,000	$508,000	$2,113,000	$8,798,000
Related loan balances as of September 30, 2014
Ending balance	$243,936,000	$26,954,000	$97,651,000	$20,722,000	$386,768,000	$12,253,000	$101,094,000	$18,737,000	$—	$908,115,000
Ending balance specifically evaluated for impairment	$14,418,000	$1,380,000	$3,892,000	$—	$15,896,000	$—	$1,384,000	$26,000	$—	$36,996,000
Ending balance collectively evaluated for impairment	$229,518,000	$25,574,000	$93,759,000	$20,722,000	$370,872,000	$12,253,000	$99,710,000	$18,711,000	$—	$871,119,000

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

As of September 30, 2014, 72,684 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	0.2
2011	5.0	5,500	1.3
2012	3.0	2,027	0.2
2012	4.0	2,704	1.4
2012	5.0	7,996	2.4
2013	2.0	8,530	0.2
2013	3.0	3,808	1.3
2013	5.0	14,776	3.3
2014	1.0	5,086	0.2
2014	2.0	10,335	1.3
2014	5.0	10,422	4.3
		72,684	2.0
The compensation cost related to these restricted stock grants is $1,178,000 and will be recognized over the vesting terms of each grant. In the nine months ended September 30, 2014, $317,000 of expense was recognized for these restricted shares, leaving $526,000 in unrecognized expense as of September 30, 2014. In the nine months ended September 30, 2013, $161,000 of expense was recognized for restricted shares, leaving $486,000 in unrecognized expense as of September 30, 2013.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of September 30, 2014, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of September 30, 2014 and changes during the nine months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	42,000	$18.00
Granted in 2014	—	—		—
Exercised in 2014	—	—		—
Forfeited in 2014	—	—		—
Outstanding at September 30, 2014	42,000	$18.00	0.3	—
Exercisable at September 30, 2014	42,000	$18.00	0.3	—

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

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,548,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Issuance of common stock for plans totaled $342,000 and $324,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2014 and 2013:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2014
Net income as reported	$11,283,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	11,283,000	10,634,945	$1.06
Effect of dilutive securities: restricted stock		68,803
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,283,000	10,703,748	$1.05
For the nine months ended September 30, 2013
Net income as reported	$9,463,000
Less dividends and amortization of premium on preferred stock	385,000
Basic EPS: Income available to common shareholders	9,078,000	10,417,675	$0.87
Effect of dilutive securities: warrants and restricted stock		50,261
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,078,000	10,467,936	$0.87

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2014 and 2013.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2014
Net income as reported	$4,108,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	4,108,000	10,642,382	$0.39
Effect of dilutive securities: restricted stock		74,439
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,108,000	10,716,821	$0.38
For the quarter ended September 30, 2013
Net income as reported	$3,365,000
Less dividends and amortization of premium on preferred stock	40,000
Basic EPS: Income available to common shareholders	3,325,000	10,616,340	$0.31
Effect of dilutive securities: warrants and restricted stock		54,848
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,325,000	10,671,188	$0.31
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
The following table presents the number of options and warrants outstanding as of September 30, 2014 and 2013 and the amount for which the average market price for the respective three- and nine-month periods was above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and nine months ended September 30, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904
For the three and nine months ended September 30, 2013
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2013. The amount for 2014 has not been established. The expense related to the 401(k) plan was $327,000 and $292,000 for the nine months ended September 30, 2014 and 2013, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $629,000 for the nine months ended September 30, 2014 and $232,000 for the same period in 2013. As of September 30, 2014, the associated accrued liability included in other liabilities in the balance sheet was $2,920,000 compared to $2,333,000 and $2,270,000 at December 31, 2013 and September 30, 2013, respectively.

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

	At or for the nine months ended September 30,
	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$1,479,000	$1,954,000
Service cost	15,000	12,000
Interest cost	66,000	78,000
Benefits paid	(78,000)	(95,000)
Benefit obligation at end of period	$1,482,000	$1,949,000
Funded status
Benefit obligation at end of period	$(1,482,000)	$(1,949,000)
Unamortized (gain) loss	(289,000)	182,000
Accrued benefit cost at end of period	$(1,771,000)	$(1,767,000)

The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarters ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$15,000	$12,000	$5,000	$4,000
Interest cost	66,000	78,000	22,000	26,000
Amortization of unrecognized transition obligation	—	5,000	—	—
Amortization of accumulated losses	—	6,000	—	2,000
Net periodic benefit cost	$81,000	$101,000	$27,000	$32,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Unamortized net actuarial gain (loss)	$289,000	$289,000	$(182,000)
	289,000	289,000	(182,000)
Deferred tax (expense) benefit at 35%	(101,000)	(101,000)	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$188,000	$188,000	$(115,000)

A weighted average discount rate of 4.5% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the fourth quarter of 2014 are $26,000 and the expected benefit payments for all of 2014 are $104,000. Plan expense for 2014 is estimated to be $112,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2014 and 2013.

	For the nine months ended September 30,		For the quarters ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$(6,591,000)	$7,940,000	$1,546,000	$(3,433,000)
Unrealized gains (losses) arising during the period	13,172,000	(17,609,000)	614,000	(1,199,000)
Reclassification of realized gains during the period	(1,145,000)	(1,087,000)	(1,105,000)	—
Related deferred taxes	(4,209,000)	6,544,000	172,000	420,000
Net change	7,818,000	(12,152,000)	(319,000)	(779,000)
Balance at end of period	$1,227,000	$(4,212,000)	$1,227,000	$(4,212,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income (loss) and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2014 and 2013.

	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$—	$—	$—	$—
Net unrealized losses transferred during the period	(23,000)	—	(23,000)	—
Amortization of net unrealized losses	(19,000)	—	(19,000)	—
Related deferred taxes	14,000	—	14,000	—
Net change	(28,000)	—	(28,000)	—
Balance at end of period	$(28,000)	$—	$(28,000)	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2014 and 2013.

	For the nine months ended September 30,		For the quarters ended September 30,
	2014	2013	2014	2013
Unrecognized postretirement benefits at beginning of period	$188,000	$(123,000)	$188,000	$(115,000)
Amortization of unrecognized transition obligation	—	5,000	—	—
Change in accumulated losses	—	6,000	—	2,000
Related deferred taxes	—	(3,000)	—	(2,000)
Unrecognized postretirement benefits at end of period	$188,000	$(115,000)	$188,000	$(115,000)

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

As of December 31, 2013, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$340,000
2015	43,000
2016	43,000
2017	43,000
2018	43,000
Thereafter	174,000
Total	$686,000

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 940 "Financial Services – Mortgage Banking" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2014, the prepayment assumption using the PSA model was 170, which translates into an anticipated prepayment rate of 10.21%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.80%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2014 and 2013, servicing rights capitalized totaled $233,000 and $618,000, respectively. Servicing rights capitalized for the three-month periods ended September 30, 2014 and 2013, were $103,000 and $139,000, respectively. Servicing rights amortized for the nine months ended September 30, 2014 and 2013, were $327,000 and $391,000, respectively. The fair value of servicing rights was $2,135,000, $1,948,000 and $1,852,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Bank serviced loans for others totaling $210,755,000, $211,634,000 and $214,042,000 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2014	December 31, 2013	September 30, 2013
Mortgage servicing rights	$5,928,000	$7,172,000	$7,045,000
Accumulated amortization	(4,848,000)	(5,988,000)	(5,863,000)
Impairment reserve	(2,000)	(26,000)	(66,000)
	$1,078,000	$1,158,000	$1,116,000

The decline in mortgage servicing rights and related accumulated amortization is the result of the level of payoffs of mortgage loans during 2014.

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2014 and 2013, and at December 31, 2013:

	September 30, 2014	December 31, 2013	September 30, 2013
Certificates of deposit < $100,000	$208,972,000	$210,321,000	$208,049,000
Certificates $100,000 to $250,000	210,042,000	278,674,000	286,815,000
Certificates $250,000 and over	44,762,000	42,124,000	37,596,000
	$463,776,000	$531,119,000	$532,460,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013.

	At September 30, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$157,750,000	$—	$157,750,000
State and political subdivisions	—	30,619,000	—	30,619,000
Other equity securities	—	2,551,000	—	2,551,000
Total assets	$—	$190,920,000	$—	$190,920,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$177,729,000	$—	$177,729,000
State and political subdivisions	—	126,315,000	—	126,315,000
Other equity securities	—	1,780,000	—	1,780,000
Total assets	$—	$305,824,000	$—	$305,824,000

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$188,256,000	$—	$188,256,000
State and political subdivisions	—	127,971,000	—	127,971,000
Other equity securities	—	1,673,000	—	1,673,000
Total assets	$—	$317,900,000	$—	$317,900,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $533,000, $330,000 and $228,000 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $2,165,000, $1,309,000 and $1,976,000 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

	At September 30, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,557,000	$—	$4,557,000
Impaired loans	—	2,465,000	—	2,465,000
Total assets	$—	$7,022,000	$—	$7,022,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,807,000	$—	$4,807,000
Impaired loans	—	1,116,000	—	1,116,000
Total assets	$—	$5,923,000	$—	$5,923,000

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,760,000	$—	$3,760,000
Impaired loans	—	2,341,000	—	2,341,000
Total assets	$—	$6,101,000	$—	$6,101,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,167,000	$17,167,000	$17,167,000	$—	$—
Interest bearing deposits in other banks	773,000	773,000	773,000	—	—
Securities available for sale	190,920,000	190,920,000	—	190,920,000	—
Securities to be held to maturity	281,740,000	280,779,000	—	280,779,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	383,000	383,000	—	383,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,779,000	237,103,000	—	353,000	236,750,000
Construction	26,017,000	25,834,000	—	—	25,834,000
Other	95,278,000	95,470,000	—	162,000	95,308,000
Municipal	20,704,000	20,947,000	—	—	20,947,000
Residential
Term	385,155,000	390,586,000	—	1,770,000	388,816,000
Construction	12,229,000	12,205,000	—	—	12,205,000
Home equity line of credit	100,196,000	99,701,000	—	180,000	99,521,000
Consumer	18,116,000	18,337,000	—	—	18,337,000
Total loans	896,474,000	900,183,000	—	2,465,000	897,718,000
Mortgage servicing rights	1,078,000	2,135,000	—	2,135,000	—
Accrued interest receivable	5,141,000	5,141,000	—	5,141,000	—
Financial liabilities
Demand deposits	$119,512,000	$113,930,000	$—	$113,930,000	$—
NOW deposits	213,694,000	195,698,000	—	195,698,000	—
Money market deposits	99,260,000	82,678,000	—	82,678,000	—
Savings deposits	159,080,000	138,305,000	—	138,305,000	—
Local certificates of deposit	210,332,000	210,696,000	—	210,696,000	—
National certificates of deposit	253,444,000	254,176,000	—	254,176,000	—
Total deposits	1,055,322,000	995,483,000	—	995,483,000	—
Repurchase agreements	86,908,000	81,704,000	—	81,704,000	—
Federal Home Loan Bank advances	171,728,000	175,189,000	—	175,189,000	—
Total borrowed funds	258,636,000	256,893,000	—	256,893,000	—
Accrued interest payable	535,000	535,000	—	535,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,570,000	$16,570,000	$16,570,000	$—	$—
Interest bearing deposits in other banks	2,562,000	2,562,000	2,562,000	—	—
Securities available for sale	305,824,000	305,824,000	—	305,824,000	—
Securities to be held to maturity	169,277,000	158,336,000	—	158,336,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	83,000	83,000	—	83,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,555,000	239,973,000	—	109,000	239,864,000
Construction	19,709,000	19,661,000	—	—	19,661,000
Other	92,625,000	92,855,000	—	229,000	92,626,000
Municipal	19,099,000	19,358,000	—	—	19,358,000
Residential
Term	375,932,000	381,918,000	—	778,000	381,140,000
Construction	11,778,000	11,794,000	—	—	11,794,000
Home equity line of credit	90,759,000	90,542,000	—	—	90,542,000
Consumer	14,396,000	14,438,000	—	—	14,438,000
Total loans	864,853,000	870,539,000	—	1,116,000	869,423,000
Mortgage servicing rights	1,158,000	1,948,000	—	1,948,000	—
Accrued interest receivable	5,038,000	5,038,000	—	5,038,000	—
Financial liabilities
Demand deposits	$106,125,000	$96,175,000	$—	$96,175,000	$—
NOW deposits	151,322,000	129,815,000	—	129,815,000	—
Money market deposits	86,730,000	67,968,000	—	67,968,000	—
Savings deposits	149,103,000	122,891,000	—	122,891,000	—
Local certificates of deposit	226,658,000	228,767,000	—	228,767,000	—
National certificates of deposit	304,461,000	306,346,000	—	306,346,000	—
Total deposits	1,024,399,000	951,962,000	—	951,962,000	—
Repurchase agreements	94,477,000	94,477,000	—	94,477,000	—
Federal Home Loan Bank advances	184,648,000	189,644,000	—	189,644,000	—
Total borrowed funds	279,125,000	284,121,000	—	284,121,000	—
Accrued interest payable	599,000	599,000	—	599,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2013 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,117,000	$20,117,000	$20,117,000	$—	$—
Interest bearing deposits in other banks	787,000	787,000	787,000	—	—
Securities available for sale	317,900,000	317,900,000	—	317,900,000	—
Securities to be held to maturity	172,251,000	166,269,000	—	166,269,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	1,555,000	1,555,000	—	1,555,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	242,264,000	241,750,000	—	1,559,000	240,191,000
Construction	18,714,000	18,674,000	—	—	18,674,000
Other	82,540,000	82,928,000	—	167,000	82,761,000
Municipal	18,200,000	18,528,000	—	—	18,528,000
Residential
Term	374,266,000	380,938,000	—	581,000	380,357,000
Construction	7,600,000	7,617,000	—	—	7,617,000
Home equity line of credit	91,614,000	91,513,000	—	34,000	91,479,000
Consumer	14,418,000	14,381,000	—	—	14,381,000
Total loans	849,616,000	856,329,000	—	2,341,000	853,988,000
Mortgage servicing rights	1,116,000	1,852,000	—	1,852,000	—
Accrued interest receivable	5,353,000	5,353,000	—	5,353,000	—
Financial liabilities
Demand deposits	$110,007,000	$101,411,000	$—	$101,411,000	$—
NOW deposits	151,126,000	131,713,000	—	131,713,000	—
Money market deposits	96,313,000	77,184,000	—	77,184,000	—
Savings deposits	147,560,000	124,589,000	—	124,589,000	—
Local certificates of deposit	226,182,000	228,930,000	—	228,930,000	—
National certificates of deposit	306,278,000	308,479,000	—	308,479,000	—
Total deposits	1,037,466,000	972,306,000	—	972,306,000	—
Repurchase agreements	106,627,000	106,627,000	—	106,627,000	—
Federal Home Loan Bank advances	160,150,000	165,601,000	—	165,601,000	—
Total borrowed funds	266,777,000	272,228,000	—	272,228,000	—
Accrued interest payable	594,000	594,000	—	594,000	—

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
In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU was issued to provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material effect on the Company's consolidated financial statements.

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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2014	2013	2014	2013
Net interest income as presented	$29,550	$27,779	$10,004	$9,505
Effect of tax-exempt income	2,668	2,647	844	922
Net interest income, tax equivalent	$32,218	$30,426	$10,848	$10,427
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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2014	2013	2014	2013
Non-interest expense, as presented	$22,345	$21,818	$7,802	$7,006
Net interest income, as presented	29,550	27,779	10,004	9,505
Effect of tax-exempt income	2,668	2,647	844	922
Non-interest income, as presented	8,446	9,488	3,656	2,621
Effect of non-interest tax-exempt income	136	133	45	44
Net securities gains	(1,145)	(1,087)	(1,105)	—
Adjusted net interest income plus non-interest income	$39,655	$38,960	$13,444	$13,092
Non-GAAP efficiency ratio	56.35%	56.00%	58.03%	53.51%
GAAP efficiency ratio	58.81%	58.55%	57.12%	57.78%
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

	For the nine months ended September 30,		For the quarters ended September 30,
Dollars in thousands	2014	2013	2014	2013
Average shareholders' equity as presented	$155,917	$154,029	$159,717	$145,286
Less preferred stock	—	(5,374)	—	—
Less intangible assets	(30,379)	(30,705)	(30,379)	(30,705)
Average tangible shareholders' common equity	$125,538	$117,950	$129,338	$114,581

Executive Summary
Net income for the nine months ended September 30, 2014 was $11.3 million, up $1.8 million or 19.2% from the same period in 2013. Earnings per common share on a fully diluted basis were $1.05 for the nine months ended September 30, 2014, up $0.18 or 20.7% from the $0.87 posted for the same period in 2013. For the quarter ended September 30, 2014, net income was $4.1 million, up $743,000 or 22.1% from the same period in 2013. Earnings per common share on a fully diluted basis were $0.38 for the quarter ended September 30, 2014, up $0.07 or 22.6% from the $0.31 posted in 2013. Compared to the previous quarter, net income was up $361,000 or 9.6% and earnings per common share on a fully diluted basis were up $0.03 or 8.6%.
This was an excellent quarter for The First Bancorp, Inc. Net income was the best quarterly income reported in the Company's history. Strong operating results were driven by three factors: lower credit costs, good asset growth, and an improved net interest margin. In addition, the Board of Directors voted to maintain the quarterly dividend in September at

$0.21 per share. Net interest income on a tax-equivalent basis was up $1.8 million or 5.9% in the nine months ended September 30, 2014 compared to the same period in 2013, with $1.3 million of the increase due to higher levels of earning assets and $448,000 resulting from an improved net interest margin. After a prolonged period of margin compression which lasted more than five years, the Company has seen an improving trend over the past five quarters. The Company's net interest margin increased from 3.04% for the nine months ended September 30, 2013 to 3.10% for same period in 2014.
For the quarter ended September 30, 2014, net interest income on a tax-equivalent basis increased $421,000 or 4.0% compared to the same period in 2013. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $109,000 or 1.0%.
Non-interest income for the nine months ended September 30, 2014 was $1.0 million or 11.0% lower than in the nine months ended September 30, 2013. This was attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest expense for the nine months ended September 30, 2014 was $527,000 or 2.4% higher than in the same period in 2013, due to an increase in salaries and employee benefits.
Credit quality has continued to improve. With significantly lower levels of non-performing assets and net chargeoffs, the provision for loan losses for the first nine months of 2014 was only $850,000, $2.7 million or 75.7% lower than in the same period in 2013. The lower provision for loan losses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is attributable to the improving trend in credit quality seen over the past several quarters. Net loan chargeoffs for the nine months ended September 30, 2014, were $723,000 or 0.11% of average loans on an annualized basis. This was down $2.8 million from net chargeoffs of $3.5 million or 0.53% of average loans on an annualized basis for the nine months ended September 30, 2013. The allowance for loan losses increased $127,000 between December 31, 2013 and September 30, 2014, and is 1.28% of loans outstanding as of September 30, 2014, down from 1.31% at December 31, 2013 and from 1.45% a year ago. The lower provision for loan losses more than offset the $1.0 million reduction in non-interest income. At the same time, other credit-related costs - including expenses for collection, foreclosures and foreclosed properties - were $399,000 lower in the first nine months of 2014 compared to the first nine months of 2013. This was a major factor in keeping the increase in non-interest expense for the first nine months of 2014 to 2.4% compared to the first nine months of 2013. Total past-due loans were 1.17% of total loans as of September 30, 2014, compared to 1.82% of total loans as of December 31, 2013, and 2.67% as of September 30, 2013. Non-performing assets stood at 1.10% of total assets as of September 30, 2014 - the lowest level seen since the third quarter of 2008, well below 1.44% of total assets at December 31, 2013 and 1.48% a year ago.
Total assets have increased $24.7 million or 1.7% year-to-date. The loan portfolio increased $31.7 million in the nine months ended September 30, 2014 and $46.0 million from a year ago. The investment portfolio has decreased $2.4 million or 0.5% year-to-date and $17.5 million or 3.5% from a year ago. On the liability side of the balance sheet, low-cost deposits remain strong and have increased $85.7 million or 21.1% year-to-date and $83.6 million or 20.5% over the past year. The year-to-date increase is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) decreased $15.8 million and wholesale CDs decreased $52.9 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.25%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.02% for the nine months ended September 30, 2014 compared to 10.29% for the same period in 2013. Based upon June 30, 2014 data, our return on average tangible common equity was in the top 26% of all banks in the UBPR peer group, which had an average return on equity of 9.33%. Our efficiency ratio continues to be an important component in our overall performance and increased slightly to 56.35% for the nine months ended September 30, 2014, from 56.00% for the same period in 2013. This ratio remains well below the UBPR peer group average of 66.89% for the six months ended June 30, 2014.

Net Interest Income
Total interest income of $38.2 million for the nine months ended September 30, 2014, was an increase of $1.1 million or 2.9% compared to total interest income of $37.2 million for the same period of 2013. Total interest expense of $8.7 million for the nine months ended September 30, 2014 is a $708,000 or 7.5% decrease from total interest expense of $9.4 million for the nine months ended September 30, 2013. As a result, net interest income increased 6.4% or $1.8 million to $29.6 million for the nine months ended September 30, 2014, from the $27.8 million reported for the same period in 2013. The Company's net interest margin on a tax-equivalent basis increased from 3.04% in the nine months ended September 30, 2013 to 3.10% for the nine months ended September 30, 2014. After experiencing margin compression for more than five years as assets continued to reprice downward while liabilities costs remained unchanged, the downward pressure on our margin ebbed in mid-2013 as asset yields stabilized. Tax-exempt interest income amounted to $4.9 million for the nine months ended September 30, 2014 and 2013, respectively.
Total interest income of $12.9 million for the quarter ended September 30, 2014 is a 1.7% increase from total interest income of $12.7 million in the comparable period of 2013. Total interest expense of $2.9 million for the quarter ended

September 30, 2014 is a 9.0% decrease from total interest expense of $3.2 million for the comparable period of 2013. As a result, net interest income increased 5.2% or $499,000 to $10.0 million for the quarter ended September 30, 2014, from the $9.5 million reported for the same period in 2013. The Company's net interest margin on a tax-equivalent basis increased from 3.04% for the quarter ended September 30, 2013 to 3.07% for the quarter ended September 30, 2014. Tax-exempt interest income amounted to $1.6 million and $1.7 million for the quarters ended September 30, 2014 and 2013, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2014 and 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

	For the nine months ended
	September 30, 2014		September 30, 2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$4	0.26%	$6	0.26%
Investments	14,533	3.87%	13,351	3.82%
Loans held for sale	8	3.88%	19	3.65%
Loans	26,355	3.98%	26,440	4.08%
Total interest income	40,900	3.93%	39,816	3.98%
Interest expense
Deposits	5,406	0.76%	6,035	0.89%
Other borrowings	3,276	1.65%	3,355	1.71%
Total interest expense	8,682	0.96%	9,390	1.07%
Net interest income	$32,218		$30,426
Interest rate spread		2.97%		2.91%
Net interest margin		3.10%		3.04%

	For the quarters ended
	September 30, 2014		September 30, 2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$1	0.21%	$2	0.32%
Investments	4,733	3.77%	4,788	3.87%
Loans held for sale	3	3.43%	7	3.93%
Loans	8,976	3.95%	8,780	4.02%
Total interest-earning assets	13,713	3.88%	13,577	3.96%
Interest expense
Deposits	1,777	0.75%	2,023	0.86%
Other borrowings	1,088	1.64%	1,127	1.71%
Total interest expense	2,865	0.94%	3,150	1.05%
Net interest income	$10,848		$10,427
Interest rate spread		2.94%		2.91%
Net interest margin		3.07%		3.04%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months ended September 30, 2014 compared to 2013. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2014 and 2013.

For the nine months ended September 30, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(2)	$—	$—	$(2)
Investment securities	1,005	164	13	1,182
Loans held for sale	(12)	1	—	(11)
Loans	589	(659)	(15)	(85)
Change in interest income	1,580	(494)	(2)	1,084
Interest expense
Deposits	244	(839)	(34)	(629)
Other borrowings	32	(110)	(1)	(79)
Change in interest expense	276	(949)	(35)	(708)
Change in net interest income	$1,304	$455	$33	$1,792
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$—	$(1)	$—	$(1)
Investment securities	76	(129)	(2)	(55)
Loans held for sale	(3)	(1)	—	(4)
Loans	357	(155)	(6)	196
Change in interest income	430	(286)	(8)	136
Interest expense
Deposits	23	(266)	(3)	(246)
Other borrowings	4	(43)	—	(39)
Change in interest expense	27	(309)	(3)	(285)
Change in net interest income	$403	$23	$(5)	$421

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the quarters ended September 30, 2014 and 2013.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$15,837	$14,686	$17,177	$16,632
Interest-bearing deposits in other banks	2,032	3,029	1,930	2,505
Securities available for sale	285,514	292,446	242,175	302,085
Securities to be held to maturity	202,767	160,531	242,230	174,518
Restricted equity securities, at cost	13,912	14,047	13,912	13,912
Loans held for sale	276	696	347	706
Loans	885,503	866,215	901,355	866,086
Allowance for loan losses	(11,818)	(12,811)	(11,865)	(12,830)
Net loans	873,685	853,404	889,490	853,256
Accrued interest receivable	5,265	5,133	4,997	5,185
Premises and equipment	22,572	23,411	22,265	23,888
Other real estate owned	4,853	6,357	4,793	4,615
Goodwill	29,805	29,805	29,805	29,805
Other assets	24,985	26,066	23,655	26,956
Total Assets	$1,481,503	$1,429,611	$1,492,776	$1,454,063

Liabilities & Shareholders' Equity
Demand deposits	$101,787	$89,687	$113,941	$102,270
NOW deposits	168,313	141,060	191,221	143,868
Money market deposits	91,266	90,081	97,288	95,509
Savings deposits	152,500	142,271	156,071	146,247
Certificates of deposit	534,249	536,089	497,990	546,364
Total deposits	1,048,115	999,188	1,056,511	1,034,258
Borrowed funds – short term	168,494	131,627	172,892	126,973
Borrowed funds – long term	96,263	130,621	90,143	135,150
Dividends payable	1,001	940	1,051	949
Other liabilities	11,713	13,206	12,462	11,447
Total Liabilities	1,325,586	1,275,582	1,333,059	1,308,777
Shareholders' Equity:
Preferred stock	—	5,374	—	—
Common stock	107	104	107	106
Additional paid-in capital	58,679	54,399	58,898	58,131
Retained earnings	97,536	92,168	99,235	93,141
Net unrealized gain (loss) on securities available-for-sale	(590)	2,101	1,299	(5,977)
Net unrealized loss on securities transferred from available for sale to held to maturity	(3)	—	(10)	—
Net unrealized gain (loss) on postretirement benefit costs	188	(117)	188	(115)
Total Shareholders' Equity	155,917	154,029	159,717	145,286
Total Liabilities & Shareholders' Equity	$1,481,503	$1,429,611	$1,492,776	$1,454,063

Non-Interest Income
Non-interest income of $8.4 million for the nine months ended September 30, 2014, is a decrease of $1.0 million compared to the same period in 2013. This was attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market as a result of reduced loan refinancing activity. Non-interest income was $3.7 million for the quarter ended September 30, 2014, an increase of 39.5% from the $2.6 million reported for the quarter ended September 30, 2013. This increase was attributable to net gains on securities.
Non-Interest Expense
Non-interest expense of $22.3 million for the nine months ended September 30, 2014 is an increase of 2.4% or $527,000 compared to non-interest expense of $21.8 million for the same period in 2013. This was attributable to higher salaries and employee benefits. The Company's efficiency ratio has increased slightly to 56.35% for the nine months ended September 30, 2014 from 56.00% for the same period in 2013. Non-interest expense of $7.8 million for the quarter ended September 30, 2014 is an increase of 11.4% compared to non-interest expense of $7.0 million for the same period in 2013, primarily due to a non-recurring employee benefits expense item.
Income Taxes
Income taxes on operating earnings were $3.5 million for the nine months ended September 30, 2014, up $1.0 million from the same period in 2013. This is in line with the increase in the Company's level of income before taxes.
Investments
The Company's investment portfolio decreased by $2.4 million or 0.5% between December 31, 2013, and September 30, 2014. As of September 30, 2014, mortgage-backed securities had a carrying value of $218.9 million and a fair value of $220.0 million. Of this total, securities with a fair value of $131.0 million or 59.5% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $89.0 million or 40.5% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $28,000 at September 30, 2014. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2014 and 2013 and December 31, 2013.

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Securities available for sale
Mortgage-backed securities	$157,750	$177,729	$188,256
State and political subdivisions	30,619	126,315	127,971
Other equity securities	2,551	1,780	1,673
	$190,920	$305,824	$317,900
Securities to be held to maturity
U.S. government-sponsored agencies	$92,332	$92,280	$92,226
Mortgage-backed securities	61,138	35,712	37,915
State and political subdivisions	127,970	40,985	41,810
Corporate securities	300	300	300
	$281,740	$169,277	$172,251
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$12,875	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,912	$13,912	$13,912
Total securities	$486,572	489,013	504,063

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2014. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,332	3.32%
Total	—	0.00%	92,332	3.32%
Mortgage-Backed Securities
Due in 1 year or less	2,533	3.76%	—	0.00%
Due in 1 to 5 years	16,399	2.55%	3,925	2.81%
Due in 5 to 10 years	15,117	3.11%	25,326	2.84%
Due after 10 years	123,701	2.92%	31,887	3.58%
Total	157,750	2.91%	61,138	3.22%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,478	6.71%
Due in 1 to 5 years	—	0.00%	5,455	6.40%
Due in 5 to 10 years	2,874	6.26%	26,294	6.16%
Due after 10 years	27,745	5.87%	94,743	5.06%
Total	30,619	5.91%	127,970	5.36%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	2,551	1.38%	—	0.00%
	$190,920	3.37%	$281,740	4.23%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2014 amounted to $8.0 million, or 1.69% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount was $27.3 million, or 5.63% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2014, the Company had temporarily impaired securities with a fair value of $180.8 million and unrealized losses of $8.0 million, as identified in the table below. This was down from December 31, 2013 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $119.2 million as of September 30, 2014, compared with $12.7 million at December 31, 2013. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2014:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$4,985	$(15)	$81,253	$(5,256)	$86,238	$(5,271)
Mortgage-backed securities	52,644	(736)	32,009	(1,630)	84,653	(2,366)
State and political subdivisions	3,880	(27)	5,878	(276)	9,758	(303)
Other equity securities	142	(15)	52	(1)	194	(16)
	$61,651	$(793)	$119,192	$(7,163)	$180,843	$(7,956)
For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2014, there were $5.3 million of unrealized losses on these securities compared to $12.8 million unrealized losses as of December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2014, there were $2.4 million of unrealized losses on these securities compared with $5.1 million at December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2014 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2014, the total unrealized losses on municipal securities amounted to $303,000, compared with $9.4 million at December 31, 2013. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2014 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2014, or at December 31, 2013. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2014, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of September 30, 2014, the total unrealized losses on other equity securities amounted to $16,000, compared with $2,000 at December 31, 2013. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at September 30, 2014.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2014 and December 31, 2013, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2014, the Bank had $383,000 in loans held for sale. This compares to $83,000 at December 31, 2013 and $1.6 million at September 30, 2013. The Bank has recently decided to participate in FHLB's Mortgage Partnership Finance Program ("MPF"), selling several loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2014, with total loans at $908.1 million at September 30, 2014, up $31.7 million or 3.6% from total loans of $876.4 million at December 31, 2013. Commercial loans increased $6.9 million or 1.9% between December 31, 2013 and September 30, 2014, municipal loans increased by $1.6 million or 8.4%, residential term loans increased $9.6 million or 2.5% and home equity lines of credit increased by $9.5 million or 10.4%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 28.6% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 93.1% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at September 30, 2014 and 2013 and December 31, 2013.

Dollars in thousands	September 30, 2014		December 31, 2013		September 30, 2013
Commercial
Real estate	$243,936	26.8%	$245,943	28.2%	$248,889	28.9%
Construction	26,954	3.0%	20,382	2.3%	19,409	2.3%
Other	97,651	10.8%	95,289	10.9%	85,130	9.9%
Municipal	20,722	2.3%	19,117	2.2%	18,218	2.1%
Residential
Term	386,768	42.6%	377,218	43.0%	375,387	43.5%
Construction	12,253	1.3%	11,803	1.3%	7,617	0.9%
Home equity line of credit	101,094	11.1%	91,549	10.4%	92,374	10.7%
Consumer	18,737	2.1%	15,066	1.7%	15,049	1.7%
Total loans	$908,115	100.0%	$876,367	100.0%	$862,073	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2014.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$9,969	$16,958	$22,587	$194,422	$243,936
Construction	1,632	1,759	1,939	21,624	26,954
Other	9,119	32,213	18,129	38,190	97,651
Municipal	3,254	5,357	6,041	6,070	20,722
Residential
Term	4,498	8,743	17,458	356,069	386,768
Construction	829	118	—	11,306	12,253
Home equity line of credit	944	271	1,590	98,289	101,094
Consumer	6,606	5,148	1,545	5,438	18,737
Total loans	$36,851	$70,567	$69,289	$731,408	$908,115
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2014.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$41,645	4.6%	$202,291	22.2%	$243,936	26.8%
Construction	1,476	0.2%	25,478	2.8%	26,954	3.0%
Other	37,694	4.2%	59,957	6.6%	97,651	10.8%
Municipal	18,332	2.0%	2,390	0.3%	20,722	2.3%
Residential
Term	235,721	26.0%	151,047	16.6%	386,768	42.6%
Construction	11,948	1.3%	305	0.0%	12,253	1.3%
Home equity line of credit	1,159	0.1%	99,935	11.0%	101,094	11.1%
Consumer	14,355	1.6%	4,382	0.5%	18,737	2.1%
Total loans	$362,330	40.0%	$545,785	60.0%	$908,115	100.0%

Loan Concentrations
As of September 30, 2014, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2014, impaired loans with specific reserves totaled $10.5 million and the amount of such reserves was $2.8 million. This compares to impaired loans with specific reserves of $9.9 million at December 31, 2013 and the amount of such reserves was $2.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2014 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of September 30, 2014 and 2013 and December 31, 2013. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2014		December 31, 2013		September 30, 2013
Commercial
Real estate	$4,221	26.8%	$4,602	28.2%	$5,803	28.9%
Construction	767	3.0%	575	2.3%	609	2.3%
Other	1,942	10.8%	2,276	10.9%	2,269	9.9%
Municipal	15	2.3%	15	2.2%	16	2.1%
Residential
Term	1,320	42.6%	1,099	43.0%	982	43.5%
Construction	20	1.3%	21	1.3%	15	0.9%
Home equity line of credit	735	11.1%	675	10.4%	666	10.7%
Consumer	508	2.1%	573	1.7%	553	1.7%
Unallocated	2,113	—%	1,678	—%	1,544	—%
Total	$11,641	100.0%	$11,514	100.0%	$12,457	100.0%

The allowance for loan losses totaled $11.6 million at September 30, 2014, compared to $11.5 million as of December 31, 2013 and $12.5 million as of September 30, 2013. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $382,000 in the first nine months of 2014 from $2.5 million at December 31, 2013 to $2.8 million at September 30, 2014. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $771,000 in the first nine months of 2014. This decline was due to a reduction in classified pool balances from December 31, 2013 and a lower level of historical loss averages. The portion of the reserve based on qualitative factors increased by $81,000 in the first nine months of 2014 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $435,000 increase in unallocated reserves in the first nine months of 2014 from $1.7 million at December 31, 2013 to $2.1 million at September 30, 2014.
A breakdown of the allowance for loan losses as of September 30, 2014, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,041	$1,409	$1,771	$—	$4,221
Construction	411	158	198	—	767
Other	660	568	714	—	1,942
Municipal	—	—	15	—	15
Residential
Term	661	296	363	—	1,320
Construction	—	9	11	—	20
Home equity line of credit	70	381	284	—	735
Consumer	—	314	194	—	508
Unallocated	—	—	—	2,113	2,113
	$2,843	$3,135	$3,550	$2,113	$11,641
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $850,000 for the first nine months of 2014, a decrease of $2.7 million from the first nine months of 2013. Net chargeoffs were $723,000 in the first nine months of 2014 compared to net chargeoffs of $3.5 million in the first nine months of 2013. Our allowance as a percentage of outstanding loans was 1.28% as of September 30, 2014, down from 1.31% at December 31, 2013, and down from 1.45% a year ago.
The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Balance at beginning of year	$11,514	$12,500	$12,500
Loans charged off:
Commercial
Real estate	530	150	150
Construction	—	963	963
Other	244	2,583	1,053
Municipal	—	—	—
Residential
Term	446	1,118	909
Construction	—	—	—
Home equity line of credit	153	611	485
Consumer	390	430	333
Total	1,763	5,855	3,893
Recoveries on loans previously charged off
Commercial
Real estate	108	—	—
Construction	—	—	—
Other	736	359	157
Municipal	—	—	—
Residential
Term	32	103	38
Construction	—	—	—
Home equity line of credit	15	24	5
Consumer	149	183	150
Total	1,040	669	350
Net loans charged off	723	5,186	3,543
Provision for loan losses	850	4,200	3,500
Balance at end of period	$11,641	$11,514	$12,457
Ratio of net loans charged off to average loans outstanding[1]	0.11%	0.60%	0.55%
Ratio of allowance for loan losses to total loans outstanding	1.28%	1.31%	1.45%
1 Ratios for both years have been annualized on a 365-day basis.
Management believes the allowance for loan losses is appropriate as of September 30, 2014. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 1.30% at September 30, 2014 compared to 1.86% at December 31, 2013 and 2.08% at September 30, 2013. The following table shows the distribution of nonperforming loans by class as of September 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Commercial
Real estate	$2,866	$2,457	$3,996
Construction	208	—	62
Other	1,800	4,370	2,542
Municipal	—	—	—
Residential
Term	6,166	8,484	10,279
Construction	—	—	—
Home equity line of credit	759	—	1,033
Consumer	26	1,007	—
Total nonperforming loans	$11,825	$16,318	$17,912
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2014, loans 90 or more days past due and still accruing interest totaled $452,000, compared to $1.0 million at December 31, 2013 and $355,000 at September 30, 2013.

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
Our overall level of TDRs decreased during the first nine months of 2014. As of September 30, 2014, we had 96 loans with a value of $27.9 million that have been restructured. This compares to 99 loans with a value of $29.1 million and 104 loans with a value of $29.9 million classified as TDRs as of December 31, 2013 and September 30, 2013, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2013 and September 30, 2014:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2013	99	$29,098
Added in 2014	6	832
Removed in 2014	(9)	(1,176)
Repayments in 2014	—	(877)
Total at September 30, 2014	96	$27,877

As of September 30, 2014, 78 loans with an aggregate balance of $24.8 million were performing under the modified terms, two loans with an aggregate balance of $353,000 were more than 30 days past due and accruing and 16 loans with an aggregate balance of $2.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 89.0% were performing under the modified terms, 1.3% were more than 30 days past due and accruing and 9.7% were on nonaccrual. The performance status of all TDRs as of September 30, 2014, as well as the associated specific balance in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,551	$—	$1,258	$12,809
Construction	1,172	—	—	1,172
Other	2,092	—	—	2,092
Municipal	—	—	—	—
Residential
Term	9,376	353	1,249	10,978
Construction	—	—	—	—
Home equity line of credit	625	—	201	826
Consumer	—	—	—	—
	$24,816	$353	$2,708	$27,877
Percent of balance	89.0%	1.3%	9.7%	100.0%
Number of loans	78	2	16	96
Associated specific balance	$700	$33	$578	$1,311

Residential TDRs (including home equity lines of credit) as of September 30, 2014 included 59 loans with an aggregate balance of $11.8 million, and the modifications granted fell into five major categories. Loans totaling $7.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $466,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.8 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2014 were comprised of 37 loans with a balance of $16.1 million. Of this total, 23 loans with an aggregate balance of $11.3 million had an extended period of interest-only payments, deferring the start of principal repayment. Eight loans with an aggregate balance of $2.5 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining six loans with an aggregate balance of $2.3 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2014, Management is aware of 9 loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.2 million. There were also 16 loans with an outstanding balance of $2.7 million that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $455,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan and estimated selling costs, a specific reserve is established for the difference. Impaired loans totaled $37.0 million at September 30, 2014, and have decreased $5.4 million from December 31, 2013. The number of loans decreased by twelve from 201 to 189 during the same period. Impaired commercial loans decreased $3.2 million between December 31, 2013 and September 30, 2014. The specific allowance for impaired commercial loans increased from $2.0 million at December 31, 2013 to $2.1 million as of September 30, 2014, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2013 to September 30, 2014, impaired residential loans decreased $1.9 million and impaired home equity lines of credit decreased $264,000.
The following table sets forth impaired loans as of September 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Commercial
Real estate	$14,418	$14,935	$16,970
Construction	1,380	1,284	1,364
Other	3,892	6,698	4,926
Municipal	—	—	—
Residential
Term	15,896	17,786	19,138
Construction	—	—	—
Home equity line of credit	1,384	1,648	1,678
Consumer	26	—	—
Total	$36,996	$42,351	$44,076
Past Due Loans
The Bank's overall loan delinquency ratio was 1.17% at September 30, 2014 compared to 1.82% at December 31, 2013 and 2.67% at September 30, 2013. Loans 90 days delinquent and accruing decreased from $1.0 million at December 31, 2013 to $452,000 as of September 30, 2014. The total at September 30, 2014, is made up of seven loans, with the largest loan totaling $193,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of September 30, 2014 and 2013 and December 31, 2013:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Commercial
Real estate	$1,336	$1,086	$3,622
Construction	208	—	62
Other	619	3,469	6,044
Municipal	—	—	—
Residential
Term	6,910	9,144	11,483
Construction	—	47	—
Home equity line of credit	1,359	1,719	1,711
Consumer	188	527	152
Total	$10,620	$15,992	$23,074
Loans 30-89 days past due to total loans	0.34%	0.46%	1.13%
Loans 90+ days past due and accruing to total loans	0.05%	0.12%	0.04%
Loans 90+ days past due on non-accrual to total loans	0.78%	1.24%	1.50%
Total past due loans to total loans	1.17%	1.82%	2.67%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2014, there were five potential problem loans with a balance of $115,000 or 0.01% of total loans. This compares to nine loans with a balance of $651,000 or 0.1% of total loans at December 31, 2013.
As of September 30, 2014, there were 26 loans in the process of foreclosure with a total balance of $3.0 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2014, there were 30 properties owned with a net OREO balance of $4.6 million, net of an allowance for losses of $533,000, compared to December 31, 2013 when there were 32 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $330,000 and September 30, 2013 when there were 25 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $228,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2014	December 31, 2013	September 30, 2013
Carrying Value
Commercial
Real estate	$145	$394	$85
Construction	176	295	295
Other	716	531	531
Municipal	—	—	—
Residential
Term	4,053	3,917	3,077
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$5,090	$5,137	$3,988
Related Allowance
Commercial
Real estate	$75	$74	$—
Construction	8	8	—
Other	156	7	7
Municipal	—	—	—
Residential
Term	294	241	221
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$533	$330	$228
Net Value
Commercial
Real estate	$70	$320	$85
Construction	168	287	295
Other	560	524	524
Municipal	—	—	—
Residential
Term	3,759	3,676	2,856
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$4,557	$4,807	$3,760
Liquidity Management
As of September 30, 2014, the Bank had primary sources of liquidity of $316.9 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $307.9 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 70.7% of total average assets in the first nine months of 2014. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.

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
Deposits
During the first nine months of 2014, total deposits increased by $30.9 million or 3.0% from December 31, 2013 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $85.7 million or 21.1% in the first nine months of 2014, money market deposits increased $12.5 million or 14.4%, and certificates of deposit decreased $67.3 million or 12.7%. Between September 30, 2013 and September 30, 2014, total deposits increased by $17.9 million or 1.7%. Low-cost deposits increased by $83.6 million or 20.5%, money market accounts increased $2.9 million or 3.1%, and certificates of deposit decreased $68.7 million or 12.9%. The increase in low-cost deposits year-to-date is the result of normal seasonal fluctuation. The year-over-year increase in low-cost deposits is due to our new office in Bangor and organic growth throughout our branch network. This increase in low-cost deposits help to offset the decrease in certificates of deposit year-over-year and year-to-date.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2014, borrowed funds decreased $20.5 million or 7.3% from December 31, 2013. Between September 30, 2013 and September 30, 2014, borrowed funds decreased by $8.1 million or 3.1%. The above mentioned increase in low-cost deposits, helped to offset the decrease in borrowed funds both year-over-year and year-to-date.
Shareholders' Equity
Shareholders' equity as of September 30, 2014 was $159.2 million, compared to $146.1 million as of December 31, 2013 and $146.7 million as of September 30, 2013. The Company's earnings in the first nine months of 2014, net of dividends paid, added to shareholders' equity. The net unrealized loss on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", changed by $7.8 million from December 31, 2013 and now stands at a $1.2 million net unrealized gain on available-for-sale securities.
A cash dividend of $0.21 per share was declared in the third quarter of 2014, equal to the dividend per share paid last quarter, and an increase of one cent over the $0.20 dividend declared in the fourth quarter 2013 and the first quarter 2014, and an increase of $0.015 over the $0.195 per share dividend the Company has paid each quarter for the five years ending September 30, 2013. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 58.49% for the first nine months of 2014 compared to 67.24% for the same period in 2013. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2014 is this year's net income plus $9.2 million.
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
Regulatory leverage capital ratios for the Company were 8.79% and 8.67% at September 30, 2014 and December 31, 2013, respectively. The Company had a tier one risk-based capital ratio of 15.00% and a tier two risk-based capital ratio of 16.25% at September 30, 2014, compared to 14.78% and 16.03%, respectively, at December 31, 2013. These ratios are comfortably above the standards to be rated "well-capitalized" by regulatory authorities – qualifying for lower deposit-insurance premiums.
Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2014:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$258,636	$168,493	$50,000	$40,000	$143
Operating leases	668	147	278	173	70
Certificates of deposit	463,776	360,860	51,775	51,141	—
Total	$723,080	$529,500	$102,053	$91,314	$213
Total loan commitments and unused lines of credit	$138,411	$138,411	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2014 was -1.02% of total assets compared to +0.98% of total assets at December 31, 2013. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2014, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$22,150	$33,766	$151,209	$263,648
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	383
Loans	385,357	146,699	275,491	100,568
Other interest-earning assets	—	11,017	—	—
Non-rate-sensitive assets	10,557	—	—	73,880
Total assets	430,939	191,482	426,700	439,516
Interest-bearing deposits	274,416	187,095	101,845	372,454
Borrowed funds	128,494	40,000	90,000	142
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	254,241
Total liabilities and equity	404,810	232,795	224,195	626,837
Period gap	$26,129	$(41,313)	$202,505	$(187,321)
Percent of total assets	1.76%	(2.78)%	13.60%	(12.58)%
Cumulative gap (current)	$26,129	$(15,184)	$187,321	$—
Percent of total assets	1.76%	(1.02)%	12.58%	0.00%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.59% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.82% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.78% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.57% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2014 and December 31, 2013 is presented in the following table:

Changes in Net Interest Income	September 30, 2014	December 31, 2013
Year 1
Projected change if rates decrease by 1.0%	-0.59%	0.79%
Projected change if rates increase by 2.0%	-2.82%	-2.47%
Year 2
Projected change if rates decrease by 1.0%	-0.78%	4.82%
Projected change if rates increase by 2.0%	-1.57%	-1.25%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2014, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2014, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next four-to-six quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2014, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
Exhibit 10.9 Letter Agreement between the Company and the United States Treasury, dated May 8, 2013, to repurchase $10.0 million of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on March 28, 2013.
Exhibit 10.10 Specimen Deferred Compensation Agreement entered into with Mr. Daigneault, referenced in the Company's Form 8-K filed under item 5.02 on September 30, 2014.
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

Date: November 7, 2014

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 7, 2014