Form 10-K
period 2014-12-31
First Bancorp, Inc /ME/
filed 2015-03-13
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2014

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
Common Stock: $168,470,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2015
Common Stock: 10,733,599 shares

THIS PAGE INTENTIONALLY LEFT BLANK

THIS PAGE INTENTIONALLY LEFT BLANK

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
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank (Camden National). The branch is one of 15 Maine branches Camden National acquired from Bank of America, and this branch was divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013. The total value of the transaction was $6.6 million, which included the premises and equipment for the two locations, the premium paid for the Rockland deposits, a small amount of loans, plus core deposit intangible and goodwill.
As of December 31, 2014, the Company's securities consisted of one class of common stock and warrants to purchase common stock. At that date, there were 10,724,359 shares of common stock outstanding. On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). As of May 8, 2013, the Company had repurchased all of the CPP Shares. Incident to the issuance of the CPP Shares, the Company issued to the U.S. Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties and the Company has filed a registration statement with the Securities and Exchange Commission to allow for possible resale of such securities. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after 10 years. As of December 31, 2014, all of the warrants remained outstanding.
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

The First Bancorp - 2014 Form 10-K - Page 1

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
The Company is a legal entity separate and distinct from the Bank. The primary source of funds to pay dividends on our common stock is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Bank may pay without regulatory approval. Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

The First Bancorp - 2014 Form 10-K - Page 2

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
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. During 2015, we expect the CFPB will focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer businesses and products.

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

The First Bancorp - 2014 Form 10-K - Page 3

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

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors;

•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC, and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

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

The First Bancorp - 2014 Form 10-K - Page 4

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
On December 31, 2014, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 16.27% and 15.06%, respectively, and its Leverage Capital Ratio was 8.88%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines will:

The First Bancorp - 2014 Form 10-K - Page 5

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
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and we estimate that under the Basel III proposals our Tier 1 common equity ratio of 15.06% exceeds the fully phased-in minimum of ratio of 7.0% by 8.1% at December 31, 2014.
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
Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank; (ii) impose additional restrictions on transactions between the bank and its affiliates; (iii) limit interest rates paid by the bank on deposits; (iv) limit

The First Bancorp - 2014 Form 10-K - Page 6

asset growth and other activities; (v) require divestiture of subsidiaries; (vi) require replacement of directors and officers; and (vii) restrict capital distributions by the bank's parent holding company. In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.
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

Deposit Insurance Assessments
The Bank is a member of the Deposit Insurance Fund ("DIF") maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "FDIR Act"). The FDIR Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (the "reserve ratio" or "DRR"). The FDIR Act also granted the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
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
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012, 0.64 cents per $100 of assessment base for 2013, 0.62 cents per $100 of assessment base for 2014 and 0.60 cents per $100 of assessment base for the first quarter 0f 2015.
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

The First Bancorp - 2014 Form 10-K - Page 7

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

Real Estate Lending Standards
FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits. The CFPB amended Regulation Z effective January 10, 2014 to implement Ability to Repay and Qualified Mortgage Standards for residential mortgage lending.  The Bank is considered a large bank under the rule.  The Bank follows the Ability to Repay rule by making a good faith determination of an applicant’s ability to repay under the terms of the transaction; loans meeting the outlined standards for Qualified Mortgages are identified as such in the Bank’s records.  The CFPB further amended Regulation Z along with amending Regulation X to combine certain disclosures consumers receive when applying for and closing on a mortgage loan under the Truth in Lending Act and Real Estate Settlement Procedures Act.  These amendments are effective August 1, 2015 and the Bank is in the process of preparing for these changes.

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

The First Bancorp - 2014 Form 10-K - Page 8

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

Employees
At December 31, 2014, the Company had 235 employees and full-time equivalency of 218 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2014 Form 10-K - Page 9

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2014 and 2013 were $377.8 million and $361.6 million, respectively, or 41.2% and 41.4% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
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

The First Bancorp - 2014 Form 10-K - Page 10

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
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property; however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take as long as two years. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation at which parties must attend and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediations. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order.
Our level of troubled debt restructured ("TDR") remains elevated.
Our efforts between 2011 and 2014 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2014 there were 94 loans with an outstanding balance of $27.2 million that have been restructured. This compares to 99 loans with a value of $29.1 million as of December 31, 2013.
As of December 31, 2014, 74 loans with an aggregate balance of $24.5 million were performing under the modified terms, four loans with an aggregate balance $256,000 were more than 30 days past due and accruing and 16 loans with an aggregate balance of $2.5 million were on nonaccrual. As a percentage of aggregate outstanding balances, 89.9% were performing under the modified terms, 0.9% were more than 30 days past due and accruing and 9.2% were on nonaccrual. Although a large percentage of TDRs continue to be performing, as a group our TDRs are relatively unseasoned and the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than

The First Bancorp - 2014 Form 10-K - Page 11

temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds. As of December 31, 2014, we had $185.3 million and $275.9 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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

The First Bancorp - 2014 Form 10-K - Page 12

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
First Advisors is the investment management arm of the Bank, operating under trust powers granted by the OCC in the Bank's charter. First Advisors provides trustee, investment management and custody services for individual, municipal and business clients, predominantly in the Bank's market area. First Advisors' revenues are directly tied to the market performance of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by normal fluctuations in the bond and stock markets.
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

The First Bancorp - 2014 Form 10-K - Page 13

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
We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. The risks associated with such operations may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.
In the event of a failure, interruption or breach of our information systems, we may be unable to avoid impact to our customers. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.
We also have risk related to data or security breaches affecting other companies. Under Federal banking regulations, if a consumer’s debit card is compromised, the liability for unauthorized transactions falls primarily to the issuing financial institution, not to the consumer or the company which experienced the data or security breach. In the normal course of business the Bank issues debit cards to its customers, creating potential risk for this type of liability.
We are subject to claims and litigation that may impact our earnings and/or our reputation.
From time to time, customers, vendors or other parties may make claims and take legal actions against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings

The First Bancorp - 2014 Form 10-K - Page 14

(both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since we are a national bank and we would potentially face new state and local enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
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

The First Bancorp - 2014 Form 10-K - Page 15

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
Overall, during the past several years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.
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

The First Bancorp - 2014 Form 10-K - Page 16

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
The short-term and long-term impact of changing regulatory capital requirements and new capital rules is uncertain.
In June 2013, the Federal Reserve Board finalized rules that will substantially amend the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The rules include new minimum risk-based capital and leverage ratios, which are phased in over several years, and refine the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are:

•	a new common equity Tier 1 capital ratio of 4.5%;

•	a Tier 1 capital ratio of 6% (increased from 4%);

•	a total capital ratio of 8% (unchanged from current rules); and

•	a Tier 1 leverage ratio of 4% for all institutions.
The rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and result in the following minimum ratios:

•	a common equity Tier 1 capital ratio of 7.0%,

•	a Tier 1 capital ratio of 8.5%, and

•	a total capital ratio of 10.5%.
The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied. In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.
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

The First Bancorp - 2014 Form 10-K - Page 17

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
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2014, the average monthly trading volume of our common stock was 330,257 shares, or approximately 3.08% of the average number of outstanding common shares for the year. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of investors;

•	changes in expectations as to our future financial performance, including financial estimates;

•	events negatively impacting the financial services industry which result in a general decline for the industry;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general domestic economic and market conditions.
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

The First Bancorp - 2014 Form 10-K - Page 18

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

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2014 Form 10-K - Page 19

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

First Advisors, the investment management and trust division of the Bank, operates from four offices in Bangor, Bar Harbor, Ellsworth and Damariscotta. The Bank also maintains Operations Centers in Damariscotta and Edgecomb. The Company owns all of its facilities except for the land on which the Ellsworth branch is located, and except for the Camden office and the Southwest Harbor drive-up facility, for which the Bank has entered into long-term leases. Management believes that the Bank's current facilities are suitable and adequate in light of its current needs and its anticipated needs over the near term.

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp, Inc., (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2014, there were 10,724,359 shares outstanding and held of record by approximately 2,993 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2014 and 2013. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2014		2013
	High	Low	High	Low
1st Quarter	$17.20	$16.02	$18.14	$16.56
2nd Quarter	17.50	15.61	17.75	15.80
3rd Quarter	17.84	16.02	18.20	16.28
4th Quarter	18.34	16.74	18.06	16.56

The last transaction in the Company's stock on NASDAQ during 2014 was on December 31 at $18.09 per share. There are no warrants outstanding with respect to the Company's common stock other than warrants to purchase up to 225,904 shares of its common stock (subject to adjustment) at $16.60 per share issued to the U.S. Treasury. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2015 will be that year's net income plus $12.3 million.

The First Bancorp - 2014 Form 10-K - Page 20

The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends resulted in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2014, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios were 14.87% and 16.09%, respectively, as of December 31, 2014. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 21, 2013	$0.195	April 30, 2013
June 20, 2013	$0.195	July 31, 2013
September 19, 2013	$0.195	October 31, 2013
December 19, 2013	$0.200	January 31, 2014
March 20, 2014	$0.200	April 30, 2014
June 19, 2014	$0.210	July 31, 2014
September 18, 2014	$0.210	October 31, 2014
December 18, 2014	$0.210	January 30, 2015

Repurchase of Shares and Use of Proceeds

During the year ended December 31, 2014, the Company repurchased no common stock.

Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities in 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	42,000	$18.00	353,159
Equity compensation plans not approved by security holders	—	—	—
Total	42,000	$18.00	353,159

The First Bancorp - 2014 Form 10-K - Page 21

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

FNLC
S&P 500
NASD Bank
Dollars
250
225
200
175
150
125
100
75
50
2009
2010
2011
2012
2013
2014

	2009	2010	2011	2012	2013	2014
FNLC	100.00	108.13	111.15	124.90	138.20	152.35
S&P 500	100.00	115.06	117.48	136.28	180.40	205.08
NASD Bank	100.00	114.15	102.16	121.26	171.85	180.29

The First Bancorp - 2014 Form 10-K - Page 22

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2014	2013	2012	2011	2010
Summary of Operations
Interest Income	$51,022	$49,936	$51,825	$55,702	$57,260
Interest Expense	11,425	12,496	12,938	14,709	16,671
Net Interest Income	39,597	37,440	38,887	40,993	40,589
Provision for Loan Losses	1,150	4,200	7,835	10,550	8,400
Non-Interest Income	11,048	12,087	11,278	11,750	9,135
Non-Interest Expense	30,220	28,937	26,271	26,038	25,130
Net Income	14,709	12,965	12,688	12,364	12,116
Per Common Share Data
Basic Earnings per Share	$1.38	$1.20	$1.22	$1.14	$1.10
Diluted Earnings per Share	1.37	1.20	1.22	1.14	1.10
Cash Dividends Declared	0.830	0.785	0.780	0.780	0.780
Book Value per Common Share	15.06	13.69	14.60	14.12	12.80
Tangible Book Value per Common Share	12.25	10.83	11.47	11.20	9.84
Market Value	18.09	17.42	16.47	15.37	15.79
Financial Ratios
Return on Average Equity[1]	9.34%	8.72%	8.84%	9.37%	9.53%
Return on Average Tangible Equity[1,2]	11.57%	10.66%	10.40%	10.80%	10.97%
Return on Average Assets[1]	0.99%	0.90%	0.89%	0.87%	0.89%
Average Equity to Average Assets	10.63%	10.62%	10.96%	10.72%	11.20%
Average Tangible Equity to Average Assets[2]	8.58%	8.49%	8.96%	8.70%	9.06%
Net Interest Margin Tax-Equivalent[1,2]	3.10%	3.05%	3.14%	3.27%	3.38%
Dividend Payout Ratio	60.14%	65.42%	63.93%	68.42%	70.91%
Allowance for Loan Losses/Total Loans	1.13%	1.31%	1.44%	1.50%	1.50%
Non-Performing Loans to Total Loans	1.15%	1.86%	2.20%	3.21%	2.39%
Non-Performing Assets to Total Assets	0.97%	1.44%	1.89%	2.32%	1.87%
Efficiency Ratio[2]	56.86%	55.44%	51.01%	49.75%	48.15%
At Year End
Total Assets	$1,482,131	$1,463,963	$1,414,999	$1,372,867	$1,393,802
Total Loans	917,564	876,367	869,284	864,988	887,596
Total Investment Securities	475,092	489,013	449,382	424,306	416,052
Total Deposits	1,024,819	1,024,399	958,850	941,333	974,518
Total Borrowings	279,916	279,125	282,905	265,663	257,330
Total Shareholders' Equity	161,554	146,098	156,323	150,858	149,848
				High	Low
Market price per common share of stock during 2014				$18.34	$15.61
1Annualized using a 365-day basis in all years except 2012, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2014 Form 10-K - Page 23

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
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish or update revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company's business.

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

The First Bancorp - 2014 Form 10-K - Page 24

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net

The First Bancorp - 2014 Form 10-K - Page 25

interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2014, 2013 and 2012.

	Years ended December 31,
Dollars in thousands	2014	2013	2012
Net interest income as presented	$39,597	$37,440	$38,887
Effect of tax-exempt income	3,475	3,573	3,128
Net interest income, tax equivalent	$43,072	$41,013	$42,015

The Company presents its efficiency ratio using non-GAAP information. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income and Comprehensive Income. The non-GAAP efficiency ratio excludes securities losses from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
In thousands of dollars	2014	2013	2012
Non-interest expense, as presented	$30,220	$28,937	$26,271
Net interest income, as presented	39,597	37,440	38,887
Effect of tax-exempt income	3,475	3,573	3,128
Non-interest income, as presented	11,048	12,087	11,278
Effect of non-interest tax-exempt income	185	182	177
Net securities gains	(1,155)	(1,087)	(1,968)
Adjusted net interest income plus non-interest income	$53,150	$52,195	$51,502
Non-GAAP efficiency ratio	56.86%	55.44%	51.01%
GAAP efficiency ratio	59.67%	58.43%	52.37%

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

	Years ended December 31,
In thousands of dollars	2014	2013	2012
Average shareholders' equity as presented	157,465	152,722	155,822
Less preferred stock (average)	—	(4,020)	(12,341)
Less intangible assets (average)	(30,338)	(30,664)	(28,422)
Average tangible common shareholders' equity	127,127	118,038	115,059

The First Bancorp - 2014 Form 10-K - Page 26

Executive Summary

This was a very good year for the First Bancorp, with net income being the best the Company has ever posted. Net income was up $675,000 or 4.8% from our previous best year in 2008, and with an improved economy, a number of factors came together in 2014 that contributed to our record results: lower credit cost, an improved net interest margin and growth in the loan portfolio.
Net income for the year ended December 31, 2014 was $14.7 million, up $1.7 million or 13.5% from the $13.0 million posted for the year ended December 31, 2013. Earnings per common share on a fully diluted basis were $1.37 for the year ended December 31, 2014, up $0.17 or 14.2% from the $1.20 posted for the year ended December 31, 2013. Net interest income on a tax-equivalent basis increased $2.1 million or 5.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Higher levels of earning assets were responsible for $1.7 million of the increase and $407,000 resulted from an improved net interest margin. The Company benefited from a $1.1 million drop in funding costs, and after a prolonged period of margin compression which lasted more than five years, our net interest margin climbed from a recent-year low of 3.05% in 2013 to 3.10% in 2014.
Non-interest income for the year ended December 31, 2014 was $11.0 million or 8.6% lower than non-interest income posted for the year ended December 31, 2013. This was attributable to a decrease in origination income from the sale of refinanced mortgage loans into the secondary market. Non-interest expense for the year ended December 31, 2014 was $30.2 million or 4.4% higher than non-interest expense posted for the year ended December 31, 2013, due to higher salaries and employee benefits, as well as higher other operating expenses.
During 2014, total assets increased $18.2 million or 1.2%. Loan demand was the healthiest the Company has seen in several years, with the loan portfolio increasing $41.2 million or 4.7% in 2014. The investment portfolio was down $13.9 million or 2.8% for the year. On the liability side of the balance sheet, low-cost deposits increased $72.2 million or 17.7% for the year, replacing higher-cost certificates of deposit which decreased $83.6 million or 15.7% from 2013.  Local certificates of deposit (CDs) decreased $21.6 million and wholesale CDs decreased $62.0 million over the past year.
Credit quality continued to improve in 2014. With significantly lower levels of non-performing assets and net chargeoffs, the provision for loan losses in 2014 was $1.2 million, $3.1 million or 72.6% lower than in 2013. Non-performing loans stood at 1.15% of total loans on December 31, 2014 compared to 1.86% of total loans on December 31, 2013. This compares to non-performing loans at 0.83% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2014. Net chargeoffs were $2.3 million or 0.26% of average loans in 2014 compared to net chargeoffs of $5.2 million or 0.60% of average loans in 2013. Net chargeoffs for the UBPR peer group in 2014 were 0.15% of average loans. The allowance as a percentage of loans outstanding stood at 1.13% in 2014 down from 1.31% in 2013.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13 % to 16.27%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 11.57% for the year ended December 31, 2014 compared to 10.66% and 10.40% for the years ended December 31, 2013 and 2012, respectively. Our return on average tangible equity was in the top 26% of all banks in the UBPR peer group, which had an average return of 9.62% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 56.86% in 2014, is modestly above the 55.44% and 51.01% posted for 2013 and 2012, respectively. As of December 31, 2014, the average efficiency ratio for our UBPR peer group was 66.39%, which put us in the top 15% of all banks in the UBPR peer group.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 5.0% or $2.1 million to $43.1 million for the year ended December 31, 2014 from the $41.0 million reported for the year ended December 31, 2013. Higher levels of earning assets were responsible for $1.7 million of the increase and $407,000 resulted from an improved net interest margin. The Company benefited from a $1.1 million drop in funding costs, and after a prolonged period of margin compression which lasted more than five years, our net interest margin climbed from a recent-year low of  3.05% in 2013 to 3.10% in 2014.
Total interest income in 2014 was $51.0 million, an increase of $1.1 million or 2.2% from the $49.9 million posted by the Company in 2013. Total interest expense in 2014 was $11.4 million, a decrease of $1.1 million or 8.6% from the $12.5 million posted by the Company in 2013. Tax-exempt interest income amounted to $6.4 million for the year ended December 31, 2014, $6.6 million for the year ended December 31, 2013 and $5.8 million for the year ended December 31, 2012.

The First Bancorp - 2014 Form 10-K - Page 27

Net interest income on a tax-equivalent basis decreased 2.4% or $1.0 million to $41.0 million for the year ended December 31, 2013 from the $42.0 million reported for the year ended December 31, 2012. This decrease was attributable to a $1.1 million decline from margin compression experienced in the first half of the year that stabilized in the second half of 2013, and this compression was partially offset by a $109,000 increase due to higher levels of earning assets, resulting in a decrease in the net interest margin from 3.14% in 2012 to 3.05% in 2013.
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

Year ended December 31, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(3)	$—	$—	$(3)
Investment securities	841	(66)	(3)	772
Loans held for sale	(17)	(1)	—	(18)
Loans	1,052	(791)	(24)	237
Total interest income	1,873	(858)	(27)	988
Interest expense
Deposits	252	(1,127)	(35)	(910)
Borrowings	(24)	(138)	1	(161)
Total interest expense	228	(1,265)	(34)	(1,071)
Change in net interest income	$1,645	$407	$7	$2,059

Year ended December 31, 2013 compared to 2012
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$—	$1	$4
Investment securities	532	178	5	715
Loans held for sale	15	2	1	18
Loans	(350)	(1,849)	18	(2,181)
Total interest income	200	(1,669)	25	(1,444)
Interest expense
Deposits	53	(449)	(3)	(399)
Borrowings	38	(80)	(1)	(43)
Total interest expense	91	(529)	(4)	(442)
Change in net interest income	$109	$(1,140)	$29	$(1,002)
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2014 Form 10-K - Page 28

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2014, 2013, and 2012, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2014		2013		2012
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$5	0.27%	$8	0.27%	$4	0.25%
Investment securities	19,071	3.84%	18,299	3.85%	17,584	3.81%
Loans held for sale	12	4.07%	30	4.17%	12	3.69%
Loans	35,409	3.97%	35,172	4.06%	37,353	4.27%
Total interest-earning assets	54,497	3.92%	53,509	3.98%	54,953	4.11%
Interest-bearing liabilities
Deposits	7,087	0.75%	7,997	0.88%	8,396	0.93%
Borrowings	4,338	1.64%	4,499	1.69%	4,542	1.73%
Total interest-bearing liabilities	11,425	0.95%	12,496	1.06%	12,938	1.11%
Net interest income	$43,072		$41,013		$42,015
Interest rate spread		2.97%		2.92%		3.00%
Net interest margin		3.10%		3.05%		3.14%

The First Bancorp - 2014 Form 10-K - Page 29

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
Dollars in thousands	2014	2013	2012
Assets
Cash and cash equivalents	$15,674	$15,042	$13,877
Interest-bearing deposits in other banks	1,883	2,975	1,615
Securities available for sale	261,155	298,043	306,454
Securities to be held to maturity	221,938	163,107	140,057
Restricted equity securities, at cost	13,912	14,013	14,697
Loans held for sale (fair value approximates cost)	295	719	325
Loans	892,189	866,278	874,464
Allowance for loan losses	(11,659)	(12,733)	(13,737)
Net loans	880,530	853,545	860,727
Accrued interest receivable	5,071	5,008	5,008
Premises and equipment, net	22,600	23,447	18,582
Other real estate owned	4,663	5,896	4,760
Goodwill	29,805	29,805	27,690
Other assets	24,409	26,011	27,819
Total Assets	$1,481,935	$1,437,611	$1,421,611
Liabilities & Shareholders' Equity
Demand deposits	$106,609	$93,636	$80,461
NOW deposits	178,335	144,937	129,125
Money market deposits	94,017	91,618	76,972
Savings deposits	154,938	143,354	124,173
Certificates of deposit	513,461	532,156	576,049
Total deposits	1,047,360	1,005,701	986,780
Borrowed funds – short term	173,905	135,319	142,750
Borrowed funds – long term	90,141	130,148	120,511
Dividends payable	1,014	950	932
Other liabilities	12,050	12,771	14,816
Total Liabilities	1,324,470	1,284,889	1,265,789
Shareholders' Equity:
Preferred stock	—	4,020	12,341
Common stock	107	104	98
Additional paid-in capital	58,792	55,384	46,122
Retained earnings	98,303	92,747	88,554
Net unrealized gain on securities available-for-sale	89	582	8,784
Net unrealized loss on securities transferred from available for sale to held to maturity	(12)	—	—
Net unrealized gain (loss) on postretirement benefit costs	186	(115)	(77)
Total Shareholders' Equity	157,465	152,722	155,822
Total Liabilities & Shareholders' Equity	$1,481,935	$1,437,611	$1,421,611

The First Bancorp - 2014 Form 10-K - Page 30

Non-Interest Income

Non-interest income in 2014 was $11.0 million, a decrease of $1.0 million or 8.6% from the $12.1 million reported in 2013. This was attributable primarily to a decrease in income from the origination and sale of refinanced mortgage loans into the secondary market.
Non-interest income in 2013 was $12.1 million, an increase of $809,000 or 7.2% from the $11.3 million reported in 2012. This was attributable to an increase in income from the origination and sale of refinanced mortgage loans into the secondary market as well as an increase in other operating income.

Non-Interest Expense

Non-interest expense in 2014 was $30.2 million, an increase of $1.3 million or 4.4% from the $28.9 million reported in 2013. The increase was primarily due to higher salaries and employee benefits and other operating expense.
Non-interest expense in 2013 was $28.9 million, an increase of $2.7 million or 10.1% from the $26.3 million reported in 2012, due to higher operating costs related to the opening of the de novo Bangor office in the first quarter of 2013, as well as from the Union Street Branch in Rockland that we acquired in the fourth quarter of 2012.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.2 million in 2014 compared to $4.2 million in 2013. This was 0.08% of average assets in 2014, compared to 0.09% of average assets for our peer group. The allowance for loan losses stood at 1.13% of total loans as of December 31, 2014, compared to 1.31% a year ago.
Credit quality improved significantly in 2014, which enabled the Company to provision less for loan losses in 2014 than in 2013. Net loan chargeoffs were $2.3 million or 0.26% of average loans, down $2.9 million from net chargeoffs of $5.2 million or 0.60% of average loans in 2013. Non-performing assets stood at 0.97% of total assets as of December 31, 2014 compared to 1.44% of total assets at December 31, 2013. Past-due loans were 1.29% of total loans as of December 31, 2014, down significantly from 1.82% of total loans as of December 31, 2013.
The Company's provision to the allowance for loan losses was $4.2 million in 2013 compared to $7.8 million in 2012. This was 0.29% of average assets in 2013, compared to 0.12% of average assets for our peer group. The allowance for loan losses stood at 1.31% of total loans as of December 31, 2013, compared to 1.44% at December 31, 2012.
Credit quality improved significantly in 2013, which enabled the Company to provision less for loan losses in 2013 than in
2012. Net loan chargeoffs were $5.2 million or 0.60% of average loans, down $3.1 million from net chargeoffs of $8.3 million or 0.95% of average loans in 2012. Non-performing assets stood at 1.44% of total assets as of December 31, 2013 compared to
1.89% of total assets at December 31, 2012. Past-due loans were 1.82% of total loans as of December 31, 2013.

Income Taxes
Income taxes on operating earnings were $4.6 million for the year ended December 31, 2014, up $1.1 million from the same period in 2013. This is in line with the increase in the Company's level of income before taxes.
Income taxes on operating earnings were $3.4 million for the year ended December 31, 2013, up $54,000 from the same period in 2012. This is in line with the increase in the Company's level of income before taxes.

Net Income

Net income for 2014 was $14.7 million, up 13.5% or $1.7 million from net income of $13.0 million that was posted in 2013. Earnings per share on a fully diluted basis were $1.37, up $0.17 or 14.2% from the $1.20 reported for the year ended December 31, 2013.
Net income for 2013 was $13.0 million, up 2.2% or $277,000 from net income of $12.7 million that was posted in 2012.
Earnings per share on a fully diluted basis were $1.20, down $0.02 or 1.6% from the $1.22 reported for the year ended
December 31, 2012, due to the higher number of shares outstanding in 2013 as a result of the Company's public offering of
760,771 shares on March 28, 2013.

Key Ratios

Return on average assets in 2014 was 0.99%, up from the 0.90% and the 0.89% posted in 2013 and 2012, respectively. Return on average tangible common equity was 11.57% in 2014, compared to 10.66% in 2013 and 10.40% in 2012. In 2014, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 60.14%, compared to 65.42% in 2013 and 63.93% in 2012. The Company's efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 56.86% in 2014 compared to 66.39% for the Bank's peer group, on average. In 2013, the Company's efficiency ratio was 55.44% compared to 67.18% for the Bank's peer group, on average.

The First Bancorp - 2014 Form 10-K - Page 31

Investment Management and Fiduciary Activities

As of December 31, 2014, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $733.0 million, consisting of 1,006 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2013, when 845 accounts with a market value of $700.8 million were under management.

Assets and Asset Quality

Total assets of $1.482 billion at December 31, 2014 increased 1.2% or $18.2 million from $1.464 billion at December 31, 2013. The investment portfolio decreased $13.9 million or 2.8% over December 31, 2013, and the loan portfolio increased $41.2 million or 4.7%. Year-over-year, average assets were up $44.3 million in 2014 over 2013. Average loans in 2014 were $25.9 million higher than in 2013, and average investments in 2014 were $21.9 million higher than in 2013.
Credit quality improved significantly in 2014.  Non-performing assets to total assets stood at 0.97% at December 31, 2014, well below 1.44% of total assets at December 31, 2013 and 1.89% of total assets at December 31, 2012.  In Management's opinion, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses.
Net chargeoffs in 2014 were $2.3 million or 0.26% of average loans outstanding. This compares to net chargeoffs in 2013 of $5.2 million or 0.60% of average loans outstanding and net charge offs for our UBPR peer group in 2014 of 0.15% of average loans. Residential real estate term loans represent 41.9% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2014, the loss ratio for residential mortgages was 0.15% compared to 0.26% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and potentially higher losses.
The allowance for loan losses ended 2014 at $10.3 million and stood at 1.13% of total loans outstanding compared to $11.5 million and 1.31% of total loans outstanding at December 31, 2013. A $1.2 million provision for losses was made in 2014 and net charge offs totaled $2.3 million, resulting in the allowance for loan losses decreasing $1.2 million or 10.2% from December 31, 2013. Management believes the allowance for loan losses is appropriate as of December 31, 2014. In Management's opinion, the level of the provision for loan losses in 2014 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

Investment Activities

During 2014, the investment portfolio decreased 2.8% to end the year at $475.1 million compared to $489.0 million at December 31, 2013. Average investments in 2014 were $21.9 million higher than in 2013. As of December 31, 2014, mortgage-backed securities had a carrying value of $208.9 million and a fair value of $210.6 million. Of this total, securities with a fair value of $125.0 million or 59.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $85.9 million or 40.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other

The First Bancorp - 2014 Form 10-K - Page 32

comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $48,000 at December 31, 2014. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2014, 2013, and 2012.

Dollars in thousands	2014	2013	2012
Securities available for sale
Mortgage-backed securities	$151,855	$177,729	$169,093
State and political subdivisions	30,855	126,315	120,944
Other equity securities	2,551	1,780	1,577
	185,261	305,824	291,614
Securities to be held to maturity
U.S. Government sponsored agencies	92,341	92,280	60,919
Mortgage-backed securities	57,003	35,712	39,193
State and political subdivisions	126,275	40,985	42,908
Corporate securities	300	300	300
	275,919	169,277	143,320
Restricted equity securities
Federal Home Loan Bank Stock	12,875	12,875	13,412
Federal Reserve Bank Stock	1,037	1,037	1,036
	13,912	13,912	14,448
Total securities	$475,092	$489,013	$449,382

The First Bancorp - 2014 Form 10-K - Page 33

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2014. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	92,341	3.32%
Total	—	0.00%	92,341	3.32%
Mortgage-Backed Securities
Due in 1 year or less	2,329	4.03%	—	0.00%
Due in 1 to 5 years	15,499	2.63%	3,610	2.81%
Due in 5 to 10 years	15,124	3.13%	23,854	2.84%
Due after 10 years	118,903	2.98%	29,539	3.59%
Total	151,855	2.98%	57,003	3.23%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,393	6.82%
Due in 1 to 5 years	—	0.00%	4,857	6.34%
Due in 5 to 10 years	4,000	6.23%	26,775	6.15%
Due after 10 years	26,855	5.85%	93,250	5.05%
Total	30,855	5.90%	126,275	5.35%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	2,551	1.37%	—	0.00%
	$185,261	3.44%	$275,919	4.23%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2014 amounted to an unrealized loss of $2.9 million, or 0.63% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount represented an unrealized loss of $27.3 million, or 5.63% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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

The First Bancorp - 2014 Form 10-K - Page 34

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
As of December 31, 2014, the Company had temporarily impaired securities with a fair value of $129.0 million and unrealized losses of $2.9 million, as identified in the table below. Securities in a continuous unrealized loss position twelve-months or more amounted to $111.7 million as of December 31, 2014, compared with $12.7 million at December 31, 2013. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$—	$—	$79,444	$(2,066)	$79,444	$(2,066)
Mortgage-backed securities	13,878	(40)	29,182	(654)	43,060	(694)
State and political subdivisions	3,352	(31)	3,017	(104)	6,369	(135)
Other equity securities	68	(3)	51	(1)	119	(4)
	$17,298	$(74)	$111,694	$(2,825)	$128,992	$(2,899)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2014, the total unrealized losses on these securities amounted to $2.1 million, compared with $12.8 million unrealized losses at December 31, 2013. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsered agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2014, the total unrealized losses on these securities amounted to $694,000, compared with $5.1 million at December 31, 2013. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2014 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2014, the total unrealized losses on municipal securities amounted to $135,000, compared with $9.4 million at December 31, 2013. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2014, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and

The First Bancorp - 2014 Form 10-K - Page 35

the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2014. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2014 and 2013, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2014, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of December 31, 2014, the total unrealized losses on other equity securities amounted to $4,000, compared with $2,000 at December 31, 2013. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2014.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2014 and 2013, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2014. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $41.2 million or 4.7% in 2014, with total loans at $917.6 million at December 31, 2014, compared to $876.4 million at December 31, 2013. Commercial loans increased $16.2 million or 4.5% between December 31, 2013 and December 31, 2014, and residential term loans increased by $6.8 million or 1.8% during the same period. At the same time, municipal loans increased by $1.3 million or 6.8%.
Commercial loans are comprised of three major classes: commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 31.3% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 94.7% of total capital, well under the regulatory guidance of 300.0% of capital.
Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are comprised of two classes: term loans, which include traditional amortizing home mortgages, and construction loans, which include loans for owner-occupied residential construction. Residential loans typically have a 75% to 80% loan-to-value based upon current appraisal information at the time the loan is made. Home equity loans are comprised of variable-rate lines of credit which are secured by one-to-four family real estate, typically with a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Consumer loans are primarily amortizing loans to individuals collateralized by automobiles, pleasure craft and recreation vehicles, typically with a maximum loan-to-value of 80% to 90% of the purchase price of the collateral. Consumer loans also include a small amount of unsecured short-term loans to individuals.

The First Bancorp - 2014 Form 10-K - Page 36

The following table summarizes the loan portfolio, by class as of December 31, 2014, 2013, 2012, 2011 and 2010.

	As of December 31,
Dollars in thousands	2014		2013		2012		2011		2010
Commercial
Real estate	$242,311	26.4%	$245,943	28.2%	$251,335	28.9%	$255,424	29.5%	$245,540	27.7%
Construction	30,932	3.4%	20,382	2.3%	22,417	2.6%	32,574	3.8%	41,869	4.7%
Other	104,531	11.4%	95,289	10.9%	81,183	9.3%	86,982	10.1%	101,462	11.4%
Municipal	20,424	2.2%	19,117	2.2%	14,704	1.7%	16,221	1.9%	21,833	2.5%
Residential
Term	384,032	41.9%	377,218	43.0%	379,447	43.7%	341,286	39.5%	337,927	38.1%
Construction	12,160	1.3%	11,803	1.3%	6,459	0.7%	10,469	1.2%	15,512	1.7%
Home equity line of credit	103,521	11.3%	91,549	10.4%	99,082	11.4%	105,244	12.1%	105,297	11.9%
Consumer	19,653	2.1%	15,066	1.7%	14,657	1.7%	16,788	1.9%	18,156	2.0%
Total loans	$917,564	100.0%	$876,367	100.0%	$869,284	100.0%	$864,988	100.0%	$887,596	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2014:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,553	$17,695	$23,726	$193,337	$242,311
Construction	1,245	2,525	811	26,351	30,932
Other	8,605	38,544	19,209	38,173	104,531
Municipal	3,081	5,016	6,318	6,009	20,424
Residential
Term	4,764	7,852	16,951	354,465	384,032
Construction	937	258	—	10,965	12,160
Home equity line of credit	1,118	294	2,000	100,109	103,521
Consumer	6,626	5,267	1,870	5,890	19,653
Total loans	$33,929	$77,451	$70,885	$735,299	$917,564

The First Bancorp - 2014 Form 10-K - Page 37

The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2014.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$39,364	4.3%	$202,947	22.1%	$242,311	26.4%
Construction	852	0.1%	30,080	3.3%	30,932	3.4%
Other	43,718	4.8%	60,813	6.6%	104,531	11.4%
Municipal	18,109	1.9%	2,315	0.3%	20,424	2.2%
Residential
Term	240,111	26.2%	143,921	15.7%	384,032	41.9%
Construction	11,748	1.3%	412	—%	12,160	1.3%
Home equity line of credit	1,183	0.1%	102,338	11.2%	103,521	11.3%
Consumer	15,242	1.6%	4,411	0.5%	19,653	2.1%
Total loans	$370,327	40.3%	$547,237	59.7%	$917,564	100.0%

Loan Concentrations

As of December 31, 2014, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2014, the Bank had no loans held for sale.  This compares to $83,000 in loans held for sale at December 31, 2013. The Bank has recently decided to participate in FHLB's Mortgage Partnership Finance Program ("MPF"), selling several loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

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

The First Bancorp - 2014 Form 10-K - Page 38

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
Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The level of unallocated reserve and period-to-period change is based on the following considerations:

•
The unallocated reserve at December 31, 2014 was $16,000 lower than the previous year, yet slightly higher as a percentage of the total allowance. The relative dollar reduction in the unallocated was less than the overall proportionate year-over-

The First Bancorp - 2014 Form 10-K - Page 39

year decline in the total allowance. Management considers this appropriate to support loan growth in 2014. Between 2010 through 2013 average loans declined year-over-year, but grew 3.0% on average from 2013 to 2014. Growth in 2014 originated from the commercial loan and home equity line-of-credit portfolios.

•
External conditions, factors specific to individual credits and collateral values may bring rise to unforeseen variations in specific reserves on impaired loans in subsequent periods. There is a risk of uncertainty and imprecision in these estimates, thereby supporting some level of unallocated for unanticipated changes.

•
An internal analysis completed on OREO property sales through December 31, 2014, found that properties sold approximately 20% below the appraised value of the property at the time of take in. Based on current and prior analyses, Management applies a 20% additional discount factor, exclusive of the estimated cost to sell, to arrive at OREO take in amounts. Deterioration in distressed sales values will affect the allowance as these potential additional write downs would be taken against the allowance. The unallocated portion provides additional funds for these adjustments.

•
From 2009 through 2013, a period of historically high loan charge-offs for the Bank, the required reserve as a percent of total loans averaged 1.33%, ranging from a low of 0.88% to a high of 1.60%, or $8.7 million to $13.9 million. The current allowance, including the unallocated portion, is in the middle of the range. Federal Reserve officials remain optimistic about the U.S economic outlook but are concerned that the prospect of slower overseas growth could dampen the recovery. Caution remains appropriate at the evaluation date regarding the direction of the economy, the uncertain impact of a slowing of growth abroad on the U.S. economy and the potential collective impact on Bank loan portfolio quality. Such uncertainties support the unallocated position.

•
In more general terms, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2014, impaired loans with specific reserves totaled $9.5 million and the amount of such reserves was $1.8 million. This compares to impaired loans with specific reserves of $9.9 million at December 31, 2013 and the amount of such reserves was $2.5 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2014 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The First Bancorp - 2014 Form 10-K - Page 40

The following table summarizes our allocation of allowance by loan class as of December 31, 2014, 2013, 2012, 2011 and 2010. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2014		2013		2012		2011		2010
Commercial
Real estate	$3,532	26.4%	$4,602	28.2%	$5,865	28.9%	$5,659	29.5%	$5,260	27.7%
Construction	823	3.4%	575	2.3%	1,359	2.6%	658	3.8%	1,012	4.7%
Other	1,505	11.4%	2,276	10.9%	2,050	9.3%	2,063	10.1%	2,377	11.4%
Municipal	15	2.2%	15	2.2%	18	1.7%	19	1.9%	19	2.5%
Residential
Term	1,185	41.9%	1,099	43.0%	1,109	43.7%	1,159	39.5%	1,408	38.1%
Construction	20	1.3%	21	1.3%	11	0.7%	255	1.2%	44	1.7%
Home equity line of credit	1,060	11.3%	675	10.4%	654	11.4%	595	12.1%	670	11.9%
Consumer	542	2.1%	573	1.7%	592	1.7%	584	1.9%	646	2.0%
Unallocated	1,662	—%	1,678	—%	842	—%	2,008	—%	1,880	—%
Total	$10,344	100.0%	$11,514	100.0%	$12,500	100.0%	$13,000	100.0%	$13,316	100.0%

The allowance for loan losses totaled $10.3 million at December 31, 2014, compared to $11.5 million at December 31, 2013. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves decreased $658,000 in 2014 from $2.5 million at December 31, 2013 to $1.8 million at December 31, 2014. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $624,000 in 2014. This decline was due to a reduction in classified pool balances from December 31, 2013 and a lower level of historical loss averages. The portion of the reserve based on qualitative factors increased by $128,000 during 2014 as a result of adjustments for several qualitative factors.

The First Bancorp - 2014 Form 10-K - Page 41

A breakdown of the allowance for loan losses as of December 31, 2014, by loan class of financing receivable and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$346	$1,444	$1,742	$—	$3,532
Construction	413	186	224	—	823
Other	129	624	752	—	1,505
Municipal	—	—	15	—	15
Residential
Term	519	297	369	—	1,185
Construction	—	9	11	—	20
Home equity line of credit	396	376	288	—	1,060
Consumer	—	346	196	—	542
Unallocated	—	—	—	1,662	1,662
	$1,803	$3,282	$3,597	$1,662	$10,344

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $1.2 million in 2014 compared to $4.2 million in 2013. Net charge offs were $2.3 million in 2014 compared to net charge offs of $5.2 million in 2013. The allowance as a percentage of loans outstanding stood at 1.13% at December 31, 2014 compared to 1.31% at December 31, 2013.

The First Bancorp - 2014 Form 10-K - Page 42

The following table summarizes the activities in our allowance for loan losses as of December 31, 2014, 2013, 2012, 2011, and 2010:

	As of December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Balance at beginning of year	$11,514	$12,500	$13,000	$13,316	$13,637
Loans charged off:
Commercial
Real estate	1,205	150	1,394	1,619	4,005
Construction	—	963	928	346	175
Other	989	2,583	3,215	6,492	1,125
Municipal	—	—	—	—	—
Residential
Term	699	1,118	1,911	1,421	392
Construction	—	—	389	505	2,361
Home equity line of credit	153	611	688	415	8
Consumer	449	430	555	381	951
Total	3,495	5,855	9,080	11,179	9,017
Recoveries on loans previously charged off
Commercial
Real estate	144	—	13	23	4
Construction	—	—	246	—	—
Other	758	359	113	60	69
Municipal	—	—	—	—	—
Residential
Term	36	103	110	7	4
Construction	25	—	54	—	—
Home equity line of credit	16	24	1	1	—
Consumer	196	183	208	222	219
Total	1,175	669	745	313	296
Net loans charged off	2,320	5,186	8,335	10,866	8,721
Provision for loan losses	1,150	4,200	7,835	10,550	8,400
Balance at end of period	$10,344	$11,514	$12,500	$13,000	$13,316
Ratio of net loans charged off to average loans outstanding	0.26%	0.60%	0.95%	1.23%	0.94%
Ratio of allowance for loan losses to total loans outstanding	1.13%	1.31%	1.44%	1.50%	1.50%

Management believes the allowance for loan losses is appropriate as of December 31, 2014. In Management's opinion, the level of the provision for loan losses in 2014 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

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

The First Bancorp - 2014 Form 10-K - Page 43

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
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs or, in certain situations, the difference between the loan balance and the collateral value less selling costs is written off. Concurrently, a new appraisal or valuation may be ordered, depending on collateral type, currency of the most recent valuation, the size of the loan, and other factors appropriate to the loan. Upon receipt and acceptance of the new valuation, the loan may have an additional specific reserve or write down based on the updated collateral value. On an ongoing basis, appraisals or valuations may be obtained periodically on collateral dependent non-performing loans and an additional specific reserve or write down will be made, if appropriate, based on the new collateral value.
Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on non-accrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 1.15% at December 31, 2014 compared to 1.86% at December 31, 2013. The following table shows the distribution of nonperforming loans by class as of December 31, 2014, 2013, 2012, 2011, and 2010:

	As of December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Commercial
Real estate	$2,088	$2,457	$4,603	$7,064	$5,946
Construction	208	—	101	2,350	937
Other	935	4,370	3,459	5,784	1,753
Municipal	—	—	—	—	—
Residential
Term	6,421	8,484	10,333	10,194	8,347
Construction	—	—	—	1,198	3,567
Home equity line of credit	832	1,007	654	1,163	519
Consumer	26	—	—	53	106
Total non-performing loans	$10,510	$16,318	$19,150	$27,806	$21,175

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2014, loans 90 or more days past due and still accruing interest totaled $181,000, compared to $1.0 million, $1.1 million, $1.2 million and $1.1 million at December 31, 2013, 2012, 2011 and 2010, respectively.
As of December 31, 2014, 16 loans with a balance of $2.5 million were non-performing and also classified as troubled-debt-restructured.

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

The First Bancorp - 2014 Form 10-K - Page 44

As of December 31, 2014 there were 94 loans with an aggregate outstanding balance of $27.2 million that have been restructured. This compares to 99 loans with amounts totaling $29.1 million as of December 31, 2013. The following table shows the activity in loans classified as TDRs between December 31, 2012 and December 31, 2014:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2012	101	$29,955
Added in 2013	10	3,610
Removed in 2013	(12)	(2,824)
Repayments in 2013	—	(1,643)
Total at December 31, 2013	99	$29,098
Added in 2014	6	826
Removed in 2014	(11)	(1,745)
Repayments in 2014	—	(965)
Total at December 31, 2014	94	$27,214

As of December 31, 2014, 74 loans with an aggregate balance of $24.5 million were performing under the modified terms, four loans with an aggregate balance of $256,000 were more than 30 days past due and 16 loans with an aggregate balance of $2.5 million were on nonaccrual. As a percentage of aggregate outstanding balance, 89.9% were performing under the modified terms, 0.9% were more than 30 days past due and 9.2% were on nonaccrual. The performance status of all TDRs as of December 31, 2014, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,218	$—	$1,064	$12,282
Construction	1,172	—	—	1,172
Other	2,005	2	—	2,007
Municipal	—	—	—	—
Residential
Term	9,473	228	1,231	10,932
Construction	—	—	—	—
Home equity line of credit	594	26	201	821
Consumer	—	—	—	—
	$24,462	$256	$2,496	$27,214
Percent of balance	89.9%	0.9%	9.2%	100.0%
Number of loans	74	4	16	94
Associated specific reserve	$671	$34	$163	$868

Residential TDRs as of December 31, 2014, included 54 loans with an aggregate balance of $10.9 million and the modifications granted fell into five major categories. Loans totaling $7.1 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $463,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.8 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $1.2 million were involved in bankruptcy. Certain residential TDRs had more than one modification.

The First Bancorp - 2014 Form 10-K - Page 45

Commercial TDRs as of December 31, 2014 were comprised of 35 loans with a balance of $15.5 million. Of this total, 23 loans with an aggregate balance of $11.2 million had an extended period of interest-only payments, deferring the start of principal repayment. Seven loans with an aggregate balance of $2.4 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining five loans with an aggregate balance of $1.9 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2014, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an aggregate outstanding balance of $1.2 million. There were also 16 loans with an outstanding balance of $2.5 million that were classified as TDRs and on non-accrual status. Five loans with an outstanding balance of $611,000 were in the process of foreclosure. Management does not expect a material increase in TDRs in 2015 from the amount outstanding at December 31, 2014.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $35.9 million at December 31, 2014, and have decreased $6.5 million from December 31, 2013. The number of impaired loans decreased by 20 loans from 201 to 181 during the same period. Impaired commercial loans decreased $5.3 million from December 31, 2013 to December 31, 2014. The specific allowance for impaired commercial loans decreased from $2.0 million at December 31, 2013 to $888,000 as of December 31, 2014, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2013 to December 31, 2014, impaired residential loans decreased $1.7 million and impaired home equity lines of credit increased $439,000.
The following table sets forth impaired loans as of December 31, 2014, 2013, 2012, 2011 and 2010:

	As of December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Commercial
Real estate	$13,304	$14,935	$15,774	$10,141	$5,946
Construction	1,380	1,284	3,354	5,702	937
Other	2,942	6,698	5,861	7,042	1,753
Municipal	—	—	—	—	—
Residential
Term	16,123	17,786	19,444	16,821	12,455
Construction	—	—	—	1,198	3,567
Home equity line of credit	2,087	1,648	1,311	1,163	519
Consumer	26	—	—	53	106
Total	$35,862	$42,351	$45,744	$42,120	$25,283

Past Due Loans

The Bank's overall loan delinquency ratio was 1.29% at December 31, 2014, versus 1.82% at December 31, 2013. Loans 90 days delinquent and accruing decreased from $1.0 million at December 31, 2013 to $181,000 as of December 31, 2014. This total is made up of two loans, with the largest loan totaling $101,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2014 Form 10-K - Page 46

The following table sets forth loan delinquencies as of December 31, 2014, 2013, 2012, 2011 and 2010:

	As of December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Commercial
Real estate	$860	$1,086	$4,898	$6,864	$6,055
Construction	249	—	64	1,777	1,057
Other	860	3,469	3,182	2,623	4,440
Municipal	—	—	136	—	—
Residential
Term	7,003	9,144	12,784	12,174	12,231
Construction	—	47	188	1,198	1,828
Home equity line of credit	2,122	1,719	1,699	1,614	2,038
Consumer	769	527	216	347	266
Total	$11,863	$15,992	$23,167	$26,597	$27,915
Loans 30-89 days past due to total loans	0.38%	0.46%	0.92%	1.00%	1.32%
Loans 90+ days past due and accruing to total loans	0.02%	0.12%	0.12%	0.14%	0.13%
Loans 90+ days past due on non-accrual to total loans	0.89%	1.24%	1.63%	1.93%	1.70%
Total past due loans to total loans	1.29%	1.82%	2.67%	3.07%	3.15%

As of December 31, 2014, the UBPR peer group had loans 30-89 days past due to total loans of 0.41% and loans 90+ days past due on non-accrual to total loans of 0.83%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2014, there were three potential problem loans with a balance of $387,000 or 0.04% of total loans. This compares to nine loans with a balance of $651,000 or 0.1% of total loans at December 31, 2013.
As of December 31, 2014, there were 27 loans in the process of foreclosure with a total balance of $2.9 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In July 2014, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac's and Fannie Mae's published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.

The First Bancorp - 2014 Form 10-K - Page 47

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2014, there were 28 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $654,000, compared to December 31, 2013 when there were 32 properties owned with a net OREO balance of $4.8 million, net of an allowance for losses of $330,000. The following table presents the composition of other real estate owned as of December 31, 2014, 2013, 2012, 2011 and 2010:

	As of December 31,
Dollars in thousands	2014	2013	2012	2011	2010
Carrying Value
Commercial
Real estate	$145	$394	$—	$—	$—
Construction	151	295	3,406	59	424
Other	888	531	1,617	1,504	1,795
Municipal	—	—	—	—	—
Residential
Term	3,255	3,917	2,943	2,967	2,842
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$4,439	$5,137	$7,966	$4,530	$5,061
Related Allowance
Commercial
Real estate	$75	$74	$—	$—	$—
Construction	17	8	—	—	—
Other	170	7	158	127	66
Municipal	—	—	—	—	—
Residential
Term	392	241	215	309	66
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$654	$330	$373	$436	$132
Net Value
Commercial
Real estate	$70	$320	$—	$—	$—
Construction	134	287	3,406	59	424
Other	718	524	1,459	1,377	1,729
Municipal	—	—	—	—	—
Residential
Term	2,863	3,676	2,728	2,658	2,776
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$3,785	$4,807	$7,593	$4,094	$4,929

The First Bancorp - 2014 Form 10-K - Page 48

Funding, Liquidity and Capital Resources

As of December 31, 2014, the Bank had primary sources of liquidity of $259.7 million or 17.5% of assets. It is Management's opinion that this is appropriate. In addition, the Bank has an additional $91.9 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $48.0 million in credit lines with correspondent banks, and $143.7 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $543.3 million or 36.7% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 70.0% of total average assets in 2014. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for prompt and comprehensive responses to unexpected demands for liquidity. Management has developed quantitative models to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of "business as usual" cash flows. In Management's estimation, risks are concentrated in two major categories: runoff of in-market deposit balances and the inability to renew wholesale sources of funding. Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity. Our modeling attempts to quantify deposits at risk over selected time horizons. In addition to these unexpected outflow risks, several other "business as usual" factors enter into the calculation of the adequacy of contingent liquidity including payment proceeds from loans and investment securities, maturing debt obligations and maturing time deposits. The Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business as well as Fed Funds lines with three correspondent banks.

Deposits

During 2014, total deposits increased by $420,000, ending the year at $1.025 billion compared to $1.024 billion at December 31, 2013. Low-cost deposits (demand, NOW, and savings accounts) increased by $72.2 million or 17.7% during the year, money market deposits increased $11.9 million or 13.7%, and certificates of deposit decreased $83.6 million or 15.7%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits resulted from an inflow of low-cost deposits due to the low interest rate environment. Average deposits increased $41.7 million in 2014, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2014	2013	2012	2014 vs. 2013
Demand deposits	$106,609	$93,636	$80,461	13.85%
NOW accounts	178,335	144,937	129,125	23.04%
Money market accounts	94,017	91,618	76,972	2.62%
Savings	154,938	143,354	124,173	8.08%
Certificates of deposit	513,461	532,156	576,049	(3.51)%
Total deposits	$1,047,360	$1,005,701	$986,780	4.14%

The First Bancorp - 2014 Form 10-K - Page 49

The average cost of deposits (including non-interest-bearing accounts) was 0.68% for the year ended December 31, 2014, compared to 0.79% for the year ended December 31, 2013 and 0.85% for the year ended December 31, 2012. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2014	2013	2012
NOW	0.28%	0.18%	0.18%
Money market	0.29%	0.28%	0.31%
Savings	0.20%	0.25%	0.28%
Certificates of deposit	1.17%	1.34%	1.31%
Total interest-bearing deposits	0.75%	0.88%	0.93%

Of all certificates of deposit, $340.4 million or 76.08% will mature by December 31, 2015. As of December 31, 2014, the Bank held a total of $263.0 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2014	2013
Within 3 Months	$130,756	$126,543
3 Months through 6 months	35,632	46,981
6 months through 12 months	39,863	60,713
Over 12 months	56,779	86,560
Total	$263,030	$320,798

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2014, the Bank's total FHLB borrowing capacity, based upon the Bank's holding of FHLB stock, was $232.0 million, of which $26.8 million was unused. As of December 31, 2014, advances totaled $205.2 million, with a weighted average interest rate of 1.71% and remaining maturities ranging from two days to 10 years. This compares to advances totaling $184.6 million, with a weighted average interest rate of 2.02% and remaining maturities ranging from two days to 11 years, as of December 31, 2013, and advances totaling $181.4 million, with a weighted average interest rate of 2.04% and remaining maturities ranging from two days to 12 years, as of December 31, 2012. The decrease in the weighted average rate paid on borrowed funds in 2014 compared to 2013 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2014 was $74.7 million, compared to $94.5 million on December 31, 2013, and $101.5 million on December 31, 2012. The weighted average rates of these agreements were 0.79% as of December 31, 2014, compared to 0.78% as of December 31, 2013 and 0.84% as of December 31, 2012.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $298.5 million at the end of June in 2014, $285.6 million at the end of July in 2013, and $304.7 million at the end of September in 2012. The average amount outstanding during 2014 was $264.0 million with a weighted average interest rate of 1.71%. This compares to an average outstanding amount of $265.4 million with a weighted average interest rate of 1.73% in 2013, and an average outstanding amount of $263.3 million with a weighted average interest rate of 1.73% in 2012.

Capital Resources

Shareholders' equity as of December 31, 2014 was $161.6 million, compared to $146.1 million as of December 31, 2013. Capital at December 31, 2014 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.88% on December 31, 2014 and 8.67% at December 31, 2013. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2014, the Company had tier-one risk-based capital of 15.06% and tier-two risk-based capital of

The First Bancorp - 2014 Form 10-K - Page 50

16.27%, versus 14.78% and 16.03%, respectively, at December 31, 2013. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 6.00% and 10.00%, respectively. The Company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2014, the Company declared cash dividends of $0.20 per share in the first quarter and $0.21 in the remaining three quarters or $0.83 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 60.14% for the year ended December 31, 2014 compared to 65.42% for the year ended December 2013. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2015 is this year's net income plus $12.3 million.
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
In 2014, 53,167 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $457,000.  The following table summarizes the Company's 2014 stock issuances:

Dividend reinvestment plan	12,686
Employee stock program	14,638
Net restricted stock grants	25,843
Total	53,167

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

The First Bancorp - 2014 Form 10-K - Page 51

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2014:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$279,916	$189,775	$50,000	$40,000	$141
Operating leases	631	147	274	144	66
Certificates of deposit	447,501	340,449	51,756	54,526	770
Total	$728,048	$530,371	$102,030	$94,670	$977
Unused lines, collateralized by residential real estate	$65,264	$65,264	$—	$—	$—
Other unused commitments	49,608	49,608	—	—	—
Standby letters of credit	4,480	4,480	—	—	—
Commitments to extend credit	13,593	13,593	—	—	—
Total loan commitments and unused lines of credit	$132,945	$132,945	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2014, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2014, the Company made capital purchases totaling $1.9 million for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 19 years, adding approximately $102,000 to pre-tax operating costs per year.
In 2012, the Company purchased a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans.
The purchase premium of $2.6 million was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $432,000 was recorded as core deposit intangible. The core deposit intangible is subject to amortization over the estimated ten-year average life of the acquired core deposit base and will be evaluated for impairment periodically. The amortization expense is included in other noninterest expense in the Consolidated Statements of Income and Comprehensive Income (Loss) and is deductible for tax purposes. Amortization expense was $326,000 in 2014, which also included amortization for core deposit intangible from a 2005 acquisition.

The First Bancorp - 2014 Form 10-K - Page 52

As of December 31, 2014 the amortization expense related to the core deposit intangibles, absent any future impairment, is expected to be as follows:

Dollars in thousands
2015	$57
2016	43
2017	43
2018	43
2019	43
Thereafter	131
Total	$360

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles –
Goodwill and Other”. As of December 31, 2014, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company's future operating results or financial condition.

The First Bancorp - 2014 Form 10-K - Page 53

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2014, was +0.05% of total assets, compared to +0.98% of assets at December 31, 2013. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2014, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$27,178	$43,846	$167,619	$218,656
Restricted equity securities, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	378,204	155,771	290,146	93,443
Other interest-earning assets	—	11,108	—	—
Non-rate-sensitive assets	9,446	—	—	72,802
Total assets	427,703	210,725	457,765	385,938
Interest-bearing deposits	304,586	135,692	106,231	365,177
Borrowed funds	129,775	60,000	90,000	141
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	250,579
Total liabilities and equity	436,261	201,392	228,581	615,897
Period gap	$(8,558)	$9,333	$229,184	$(229,959)
Percent of total assets	(0.58)%	0.63%	15.46%	(15.52)
Cumulative gap (current)	$(8,558)	$775	$229,959	—
Percent of total assets	(0.58)%	0.05%	15.52%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 1.47% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.95% if rates rise gradually by two percentage points.

The First Bancorp - 2014 Form 10-K - Page 54

Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.00% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.42% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2014 and 2013 is presented in the following table:

Changes in Net Interest Income	2014	2013
Year 1
Projected changes if rates decrease by 1.0%	-1.47%	-0.79%
Projected change if rates increase by 2.0%	-2.95%	-2.47%
Year 2
Projected changes if rates decrease by 1.0%	-3.00%	4.82%
Projected change if rates increase by 2.0%	-3.42%	-1.25%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2014, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2014, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain relatively stable in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2014 Form 10-K - Page 55

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2014	2013
Assets
Cash and cash equivalents	$13,057,000	$16,570,000
Interest-bearing deposits in other banks	3,559,000	2,562,000
Securities available for sale	185,261,000	305,824,000
Securities to be held to maturity (fair value of $279,704,000 at December 31, 2014, $158,336,000 at December 31, 2013)	275,919,000	169,277,000
Restricted equity securities, at cost	13,912,000	13,912,000
Loans held for sale	—	83,000
Loans	917,564,000	876,367,000
Less allowance for loan losses	10,344,000	11,514,000
Net loans	907,220,000	864,853,000
Accrued interest receivable	4,748,000	5,038,000
Premises and equipment, net	22,619,000	23,616,000
Other real estate owned	3,785,000	4,807,000
Goodwill	29,805,000	29,805,000
Other assets	22,246,000	27,616,000
Total assets	$1,482,131,000	$1,463,963,000
Liabilities
Demand deposits	$113,133,000	$106,125,000
NOW deposits	199,977,000	151,322,000
Money market deposits	98,607,000	86,730,000
Savings deposits	165,601,000	149,103,000
Certificates of deposit	447,501,000	531,119,000
Total deposits	1,024,819,000	1,024,399,000
Borrowed funds – short term	189,775,000	148,977,000
Borrowed funds – long term	90,141,000	130,148,000
Other liabilities	15,842,000	14,341,000
Total liabilities	1,320,577,000	1,317,865,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	107,000	106,000
Additional paid-in capital	59,282,000	58,395,000
Retained earnings	99,816,000	94,000,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available-for-sale	2,522,000	(6,591,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(48,000)	—
Net unrecognized gain (loss) on postretirement benefit costs	(125,000)	188,000
Total shareholders' equity	161,554,000	146,098,000
Total liabilities and shareholders' equity	$1,482,131,000	$1,463,963,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,724,359	10,671,192
Book value per common share	$15.06	$13.69
Tangible book value per common share	$12.25	$10.83
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2014 Form 10-K - Page 56

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2014	2013	2012
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $592,000 in 2014, $567,000 in 2013, and $629,000 in 2012)	$35,102,000	$34,897,000	$37,026,000
Interest on deposits with other banks	5,000	8,000	4,000
Interest and dividends on investments (includes tax-exempt income of $5,854,000 in 2014, $6,065,000 in 2013, and $5,175,000 in 2012)	15,915,000	15,031,000	14,795,000
Total interest and dividend income	51,022,000	49,936,000	51,825,000
Interest expense
Interest on deposits	7,087,000	7,997,000	8,396,000
Interest on borrowed funds	4,338,000	4,499,000	4,542,000
Total interest expense	11,425,000	12,496,000	12,938,000
Net interest income	39,597,000	37,440,000	38,887,000
Provision for loan losses	1,150,000	4,200,000	7,835,000
Net interest income after provision for loan losses	38,447,000	33,240,000	31,052,000
Non-interest income
Fiduciary and investment management income	2,139,000	1,919,000	1,636,000
Service charges on deposit accounts	2,505,000	2,756,000	2,671,000
Net securities gains	1,155,000	1,087,000	1,968,000
Mortgage origination and servicing income	979,000	2,080,000	1,396,000
Other operating income	4,270,000	4,245,000	3,607,000
Total non-interest income	11,048,000	12,087,000	11,278,000
Non-interest expense
Salaries and employee benefits	14,890,000	14,305,000	12,691,000
Occupancy expense	2,215,000	2,050,000	1,639,000
Furniture and equipment expense	2,940,000	2,656,000	2,235,000
FDIC insurance premiums	1,004,000	1,143,000	1,212,000
Acquisition-related costs	—	—	251,000
Amortization of identified intangibles	326,000	326,000	283,000
Other operating expense	8,845,000	8,457,000	7,960,000
Total non-interest expense	30,220,000	28,937,000	26,271,000
Income before income taxes	19,275,000	16,390,000	16,059,000
Applicable tax expense	4,566,000	3,425,000	3,371,000
Net income	$14,709,000	$12,965,000	$12,688,000
Basic earnings per common share	$1.38	$1.20	$1.22
Diluted earnings per common share	1.37	1.20	1.22
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	9,113,000	(14,531,000)	539,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(48,000)	—	—
Net unrecognized gain (loss) on postretirement benefits	(313,000)	311,000	(36,000)
Other comprehensive income (loss)	8,752,000	(14,220,000)	503,000
Comprehensive income (loss)	$23,461,000	$(1,255,000)	$13,191,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2014 Form 10-K - Page 57

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2011	$12,303,000	9,812,180	$45,927,000	$85,314,000	$7,314,000	$150,858,000
Net income	—	—	—	12,688,000	—	12,688,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	539,000	539,000
Unrecognized loss and transition obligation for post-retirement benefits, net of tax	—	—	—	—	(36,000)	(36,000)
Comprehensive income	—	—	—	12,688,000	503,000	13,191,000
Cash dividends declared on preferred stock	—	—	—	(625,000)	—	(625,000)
Cash dividends declared ($0.78 per share)	—	—	—	(7,685,000)	—	(7,685,000)
Equity compensation expense	—	—	85,000	—	—	85,000
Amortization of premium for preferred stock issuance	99,000	—	(99,000)	—	—	—
Issuance of restricted stock	—	12,727	—	—	—	—
Proceeds from sale of common stock	—	35,007	499,000	—	—	499,000
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	12,965,000	—	12,965,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(14,531,000)	(14,531,000)
Unrecognized gain and transition obligation for post-retirement benefits, net of tax	—	—	—	—	311,000	311,000
Comprehensive loss	—	—	—	12,965,000	(14,220,000)	(1,255,000)
Cash dividend declared on preferred stock	—	—	—	(286,000)	—	(286,000)
Cash dividends declared ($0.785 per share)	—	—	—	(8,371,000)	—	(8,371,000)
Equity compensation expense	—	—	214,000	—	—	214,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Issuance of restricted stock	—	27,114	—	—	—	—
Proceeds from sale of common stock	—	784,164	11,973,000	—	—	11,973,000
Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000

The First Bancorp - 2014 Form 10-K - Page 58

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	—	14,709,000	—	14,709,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	9,113,000	9,113,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	—	(48,000)	(48,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	—	(313,000)	(313,000)
Comprehensive income	—	—	—	14,709,000	8,752,000	23,461,000
Cash dividends declared ($0.83 per share)	—	—	—	(8,893,000)	—	(8,893,000)
Equity compensation expense	—	—	431,000	—	—	431,000
Issuance of restricted stock	—	25,843	—	—	—	—
Proceeds from sale of common stock	—	27,324	457,000	—	—	457,000
Balance at December 31, 2014	$—	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2014 Form 10-K - Page 59

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities
Net income	$14,709,000	$12,965,000	$12,688,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,663,000	1,727,000	1,314,000
Change in deferred taxes	18,000	(56,000)	(108,000)
Provision for loan losses	1,150,000	4,200,000	7,835,000
Loans originated for resale	(21,758,000)	(56,377,000)	(40,606,000)
Proceeds from sales and transfers of loans	22,337,000	58,553,000	40,712,000
Net gain on sales of loans	(496,000)	(1,224,000)	(1,141,000)
Net gain on sale or call of securities	(1,155,000)	(1,087,000)	(1,968,000)
Net amortization of investment premiums	943,000	1,817,000	2,676,000
Net (gain) loss on sale of other real estate owned	32,000	(25,000)	(7,000)
Provision for losses on other real estate owned	637,000	501,000	397,000
Equity compensation expense	431,000	214,000	85,000
Net decrease in other assets and accrued interest	676,000	1,557,000	756,000
Net increase in other liabilities	378,000	1,370,000	1,631,000
Net loss on disposal of premises and equipment	3,000	3,000	—
Amortization of investments in limited partnerships	569,000	520,000	476,000
Net acquisition amortization	326,000	326,000	283,000
Net cash provided by operating activities	20,463,000	24,984,000	25,023,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(997,000)	(924,000)	(1,638,000)
Proceeds from sales of securities available for sale	15,557,000	10,563,000	26,437,000
Proceeds from maturities, payments, calls of securities available for sale	30,226,000	55,399,000	61,776,000
Proceeds from maturities, payments, calls of securities held to maturity	18,085,000	36,872,000	53,958,000
Proceeds from sales of other real estate owned	2,624,000	5,416,000	3,345,000
Purchases of securities available for sale	(908,000)	(103,359,000)	(93,378,000)
Purchases of securities to be held to maturity	(34,881,000)	(62,727,000)	(74,743,000)
Redemption of restricted equity securities	—	536,000	995,000
Net increase in loans	(45,788,000)	(15,375,000)	(19,635,000)
Capital expenditures	(1,909,000)	(2,363,000)	(1,726,000)
Proceeds from sale of premises and equipment	1,240,000	5,000	42,000
Cash acquired, net of cash paid, in branch acquisitions	—	—	25,297,000
Net cash used in investing activities	(16,751,000)	(75,957,000)	(19,270,000)
The First Bancorp - 2014 Form 10-K - Page 60

Cash flows from financing activities
Net increase in transaction and savings accounts	84,038,000	39,486,000	37,552,000
Net increase (decrease) in certificates of deposit	(83,618,000)	26,063,000	(51,893,000)
Repayment on long-term borrowings	(30,000,000)	(3,780,000)	—
Net increase in short-term borrowings	30,791,000	—	17,242,000
Repurchase of preferred stock	—	(12,500,000)	—
Proceeds from sale of common stock	457,000	11,973,000	499,000
Dividends paid	(8,893,000)	(8,657,000)	(8,310,000)
Net cash provided by (used in) financing activities	(7,225,000)	52,585,000	(4,910,000)
Net increase (decrease) in cash and cash equivalents	(3,513,000)	1,612,000	843,000
Cash and cash equivalents at beginning of year	16,570,000	14,958,000	14,115,000
Cash and cash equivalents at end of year	$13,057,000	$16,570,000	$14,958,000
Interest paid	$11,503,000	$12,516,000	$13,052,000
Income taxes paid	5,150,000	2,000,000	2,547,000
Non-cash transactions:
Net transfer from loans to other real estate owned	2,271,000	3,106,000	7,234,000
Fair value of assets acquired	—	—	(6,577,000)
Less liabilities assumed	—	—	31,874,000
Transfer of securities from available for sale to held to maturity	$89,757,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2014 Form 10-K - Page 61

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

Subsequent Events
Events occurring subsequent to December 31, 2014, have been evaluated as to their potential impact to the financial statements.

Use of Estimates in Preparation of Financial Statements
In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, goodwill, the valuation of mortgage servicing rights, and other-than-temporary impairment of securities.

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

Loans Held for Sale
Loans held for sale consist of residential real estate mortgage loans and are carried at the lower of aggregate cost or fair value, as determined by current investor yield requirements.

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

The First Bancorp - 2014 Form 10-K - Page 62

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

Other Real Estate Owned ("OREO")
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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Annual amortization expense for 2014, 2013 and 2012 was $283,000 and the amortization expense for 2015 will be $14,000 as the expense will be fully amortized. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for 2014 and 2013 was $43,000, and the amortization expense for each year until fully amortized will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2014, the Company determined goodwill and other intangible assets were not impaired.

The First Bancorp - 2014 Form 10-K - Page 63

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

Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, change in unrealized losses on securities transferred from available for sale to held to maturity, net of amortization, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2014, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $1,184,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2014 Form 10-K - Page 64

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2014 and 2013:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2014	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$149,796,000	$2,637,000	$(578,000)	$151,855,000
State and political subdivisions	29,094,000	1,865,000	(104,000)	30,855,000
Other equity securities	2,490,000	65,000	(4,000)	2,551,000
	$181,380,000	$4,567,000	$(686,000)	$185,261,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,341,000	$54,000	$(2,066,000)	$90,329,000
Mortgage-backed securities	57,003,000	1,830,000	(116,000)	58,717,000
State and political subdivisions	126,275,000	4,114,000	(31,000)	130,358,000
Corporate securities	300,000	—	—	300,000
	$275,919,000	$5,998,000	$(2,213,000)	$279,704,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2013	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$180,109,000	$1,392,000	$(3,772,000)	$177,729,000
State and political subdivisions	134,188,000	1,458,000	(9,331,000)	126,315,000
Other equity securities	1,666,000	116,000	(2,000)	1,780,000
	$315,963,000	$2,966,000	$(13,105,000)	$305,824,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,280,000	$1,000	$(12,757,000)	$79,524,000
Mortgage-backed securities	35,712,000	1,440,000	(1,336,000)	35,816,000
State and political subdivisions	40,985,000	1,823,000	(112,000)	42,696,000
Corporate securities	300,000	—	—	300,000
	$169,277,000	$3,264,000	$(14,205,000)	$158,336,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The First Bancorp - 2014 Form 10-K - Page 65

The following table summarizes the contractual maturities of investment securities at December 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,309,000	$2,329,000	$1,693,000	$1,713,000
Due in 1 to 5 years	15,200,000	15,499,000	8,467,000	8,702,000
Due in 5 to 10 years	18,547,000	19,124,000	50,629,000	52,717,000
Due after 10 years	142,834,000	145,758,000	215,130,000	216,572,000
Equity securities	2,490,000	2,551,000	—	—
	$181,380,000	$185,261,000	$275,919,000	$279,704,000

The following table summarizes the contractual maturities of investment securities at December 31, 2013:

	Securities available for sale		Securities to be held to maturity
In thousands of dollars	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$717,000	$721,000	$268,000	$273,000
Due in 1 to 5 years	20,547,000	20,636,000	6,420,000	6,790,000
Due in 5 to 10 years	16,114,000	16,267,000	33,442,000	33,828,000
Due after 10 years	276,919,000	266,420,000	129,147,000	117,445,000
Equity securities	1,666,000	1,780,000	—	—
	$315,963,000	$305,824,000	$169,277,000	$158,336,000

At December 31, 2014, securities with a fair value of $164,919,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $147,074,000 as of December 31, 2013 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2014, 2013 and 2012:

	2014	2013	2012
Proceeds from sales of securities	$15,557,000	$10,563,000	$26,437,000
Gross realized gains	1,155,000	1,087,000	2,257,000
Gross realized losses	—	—	(289,000)
Net gain	$1,155,000	$1,087,000	$1,968,000
Related income taxes	$404,000	$380,000	$689,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2014, there were 56 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 36 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2014 Form 10-K - Page 66

Information regarding securities temporarily impaired as of December 31, 2014 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$—	$—	$79,444,000	$(2,066,000)	$79,444,000	$(2,066,000)
Mortgage-backed securities	13,878,000	(40,000)	29,182,000	(654,000)	43,060,000	(694,000)
State and political subdivisions	3,352,000	(31,000)	3,017,000	(104,000)	6,369,000	(135,000)
Other equity securities	68,000	(3,000)	51,000	(1,000)	119,000	(4,000)
	$17,298,000	$(74,000)	$111,694,000	$(2,825,000)	$128,992,000	$(2,899,000)

Information regarding securities temporarily impaired as of December 31, 2013 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$78,724,000	$(12,757,000)	$—	$—	$78,724,000	$(12,757,000)
Mortgage-backed securities	96,263,000	(4,977,000)	5,451,000	(131,000)	101,714,000	(5,108,000)
State and political subdivisions	69,406,000	(7,895,000)	7,150,000	(1,548,000)	76,556,000	(9,443,000)
Other equity securities	—	—	50,000	(2,000)	50,000	(2,000)
	$244,393,000	$(25,629,000)	$12,651,000	$(1,681,000)	$257,044,000	$(27,310,000)

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $48,000 at December 31, 2014. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2014 and 2013, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2014. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2014 and 2013, the Bank serviced loans for others totaling $214,086,000 and $211,634,000, respectively. Net gains from the sale of loans totaled $496,000 in 2014, $1,224,000 in 2013, and $1,141,000 in 2012. In 2014, mortgage servicing rights of $345,000 were capitalized and amortization for the year totaled $428,000. At December 31, 2014, mortgage servicing rights had a fair value of $2,088,000. In 2013, mortgage servicing rights of $743,000 were capitalized and amortization for the year totaled $515,000. At December 31, 2013, mortgage servicing rights had a fair value of $1,948,000.
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations

The First Bancorp - 2014 Form 10-K - Page 67

based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2014, the prepayment assumption using the PSA model was 190, which translates into an anticipated prepayment rate of 11.38%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 4.76%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2014	2013
Mortgage servicing rights	$6,039,000	$7,172,000
Accumulated amortization	(4,949,000)	(5,988,000)
Impairment reserve	(4,000)	(26,000)
	$1,086,000	$1,158,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Commercial
Real estate	$242,311,000	26.4%	$245,943,000	28.2%
Construction	30,932,000	3.4%	20,382,000	2.3%
Other	104,531,000	11.4%	95,289,000	10.9%
Municipal	20,424,000	2.2%	19,117,000	2.2%
Residential
Term	384,032,000	41.9%	377,218,000	43.0%
Construction	12,160,000	1.3%	11,803,000	1.3%
Home equity line of credit	103,521,000	11.3%	91,549,000	10.4%
Consumer	19,653,000	2.1%	15,066,000	1.7%
Total loans	$917,564,000	100.0%	$876,367,000	100.0%

Loan balances include net deferred loan costs of $2,729,000 in 2014 and $2,086,000 in 2013. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $266,716,000 and $266,740,000 at December 31, 2014 and 2013, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $240,943,000 at December 31, 2014 and $189,728,000 at December 2013, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2014 and 2013, non-accrual loans were $10,510,000 and $16,318,000, respectively. As of December 31, 2014, 2013 and 2012, interest income which would have been recognized on these loans, if interest had been accrued, was $551,000, $917,000, and $1,158,000, respectively. Loans more than 90 days past due accruing interest totaled $181,000 at December 31, 2014 and $1,043,000 at December 31, 2013. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2014 Form 10-K - Page 68

Loans to directors, officers and employees totaled $29,883,000 at December 31, 2014 and $28,821,000 at December 31, 2013. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2014	2013
Balance at beginning of year	$14,884,000	$14,917,000
New loans	8,932,000	909,000
Repayments	(8,960,000)	(942,000)
Balance at end of year	$14,856,000	$14,884,000

Information on the past-due status of loans as of December 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$24,000	$75,000	$761,000	$860,000	$241,451,000	$242,311,000	$—
Construction	—	41,000	208,000	249,000	30,683,000	30,932,000	—
Other	3,000	—	857,000	860,000	103,671,000	104,531,000	—
Municipal	—	—	—	—	20,424,000	20,424,000	—
Residential
Term	856,000	468,000	5,679,000	7,003,000	377,029,000	384,032,000	101,000
Construction	—	—	—	—	12,160,000	12,160,000	—
Home equity line of credit	622,000	720,000	780,000	2,122,000	101,399,000	103,521,000	—
Consumer	637,000	52,000	80,000	769,000	18,884,000	19,653,000	80,000
Total	$2,142,000	$1,356,000	$8,365,000	$11,863,000	$905,701,000	$917,564,000	$181,000

Information on the past-due status of loans as of December 31, 2013, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$82,000	$259,000	$745,000	$1,086,000	$244,857,000	$245,943,000	$—
Construction	—	—	—	—	20,382,000	20,382,000	—
Other	544,000	128,000	2,797,000	3,469,000	91,820,000	95,289,000	—
Municipal	—	—	—	—	19,117,000	19,117,000	—
Residential
Term	229,000	1,913,000	7,002,000	9,144,000	368,074,000	377,218,000	596,000
Construction	47,000	—	—	47,000	11,756,000	11,803,000	—
Home equity line of credit	573,000	145,000	1,001,000	1,719,000	89,830,000	91,549,000	59,000
Consumer	113,000	26,000	388,000	527,000	14,539,000	15,066,000	388,000
Total	$1,588,000	$2,471,000	$11,933,000	$15,992,000	$860,375,000	$876,367,000	$1,043,000

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

The First Bancorp - 2014 Form 10-K - Page 69

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

Information on nonaccrual loans as of December 31, 2014 and 2013 is presented in the following table:

As of December 31,	2014	2013
Commercial
Real estate	$2,088,000	$2,457,000
Construction	208,000	—
Other	935,000	4,370,000
Municipal	—	—
Residential
Term	6,421,000	8,484,000
Construction	—	—
Home equity line of credit	832,000	1,007,000
Consumer	26,000	—
Total	$10,510,000	$16,318,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2014	2013	2012
Average investment in impaired loans	$38,404,000	$45,722,000	$45,019,000
Interest income recognized on impaired loans, all on cash basis	1,465,000	1,750,000	1,039,000

As of December 31,	2014	2013
Balance of impaired loans	$35,862,000	$42,351,000
Less portion for which no allowance for loan losses is allocated	(26,313,000)	(32,417,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$9,549,000	$9,934,000
Portion of allowance for loan losses allocated to the impaired loan balance	$1,803,000	$2,461,000

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

The First Bancorp - 2014 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,687,000	$12,423,000	$—	$11,080,000	$488,000
Construction	—	—	—	30,000	—
Other	2,616,000	3,407,000	—	3,853,000	156,000
Municipal	—	—	—	—	—
Residential
Term	10,820,000	11,824,000	—	10,505,000	402,000
Construction	—	—	—	—	—
Home equity line of credit	1,164,000	1,395,000	—	1,447,000	29,000
Consumer	26,000	28,000	—	11,000	3,000
	$26,313,000	$29,077,000	$—	$26,926,000	$1,078,000
With an Allowance Recorded
Commercial
Real estate	$1,617,000	$1,789,000	$346,000	$3,040,000	$62,000
Construction	1,380,000	1,380,000	413,000	1,279,000	56,000
Other	326,000	338,000	129,000	1,103,000	13,000
Municipal	—	—	—	—	—
Residential
Term	5,303,000	5,513,000	519,000	5,738,000	239,000
Construction	—	—	—	—	—
Home equity line of credit	923,000	929,000	396,000	318,000	17,000
Consumer	—	—	—	—	—
	$9,549,000	$9,949,000	$1,803,000	$11,478,000	$387,000
Total
Commercial
Real estate	$13,304,000	$14,212,000	$346,000	$14,120,000	$550,000
Construction	1,380,000	1,380,000	413,000	1,309,000	56,000
Other	2,942,000	3,745,000	129,000	4,956,000	169,000
Municipal	—	—	—	—	—
Residential
Term	16,123,000	17,337,000	519,000	16,243,000	641,000
Construction	—	—	—	—	—
Home equity line of credit	2,087,000	2,324,000	396,000	1,765,000	46,000
Consumer	26,000	28,000	—	11,000	3,000
	$35,862,000	$39,026,000	$1,803,000	$38,404,000	$1,465,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2014 Form 10-K - Page 71

A breakdown of impaired loans by category as of December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

The First Bancorp - 2014 Form 10-K - Page 72

A breakdown of impaired loans by category as of December 31, 2012, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,386,000	$9,963,000	$—	$10,102,000	$199,000
Construction	101,000	115,000	—	2,533,000	—
Other	4,737,000	5,345,000	—	2,877,000	53,000
Municipal	—	—	—	—	—
Residential
Term	12,747,000	14,440,000	—	9,801,000	189,000
Construction	—	—	—	560,000	—
Home equity line of credit	1,311,000	1,440,000	—	961,000	27,000
Consumer	—	—	—	3,000	—
	$28,282,000	$31,303,000	$—	$26,837,000	$468,000
With an Allowance Recorded
Commercial
Real estate	$6,388,000	$7,018,000	$1,523,000	$4,614,000	$211,000
Construction	3,253,000	3,253,000	969,000	1,816,000	85,000
Other	1,124,000	1,126,000	652,000	1,974,000	38,000
Municipal	—	—	—	—	—
Residential
Term	6,697,000	6,842,000	395,000	9,066,000	237,000
Construction	—	—	—	261,000	—
Home equity line of credit	—	—	—	442,000	—
Consumer	—	—	—	9,000	—
	$17,462,000	$18,239,000	$3,539,000	$18,182,000	$571,000
Total
Commercial
Real estate	$15,774,000	$16,981,000	$1,523,000	$14,716,000	$410,000
Construction	3,354,000	3,368,000	969,000	4,349,000	85,000
Other	5,861,000	6,471,000	652,000	4,851,000	91,000
Municipal	—	—	—	—	—
Residential
Term	19,444,000	21,282,000	395,000	18,867,000	426,000
Construction	—	—	—	821,000	—
Home equity line of credit	1,311,000	1,440,000	—	1,403,000	27,000
Consumer	—	—	—	12,000	—
	$45,744,000	$49,542,000	$3,539,000	$45,019,000	$1,039,000

The First Bancorp - 2014 Form 10-K - Page 73

Troubled Debt Restructured
A TDR constitutes a restructuring of debt if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. To determine whether or not a loan should be classified as a TDR, Management evaluates a loan based upon the following criteria:

•
The borrower demonstrates financial difficulty; common indicators include past due status with bank obligations, substandard credit bureau reports, or an inability to refinance with another lender, and

•	The Company has granted a concession; common concession types include maturity date extension, interest rate adjustments to below market pricing, and deferment of payments.
The Company applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2014, the Company had 94 loans with a value of $27,214,000 that have been restructured. This compares to 99 loans with a value of $29,098,000 classified as TDRs as of December 31, 2013. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$12,282,000	$267,000
Construction	1	1,172,000	207,000
Other	15	2,007,000	—
Municipal	—	—	—
Residential
Term	54	10,932,000	373,000
Construction	—	—	—
Home equity line of credit	5	821,000	21,000
Consumer	—	—	—
	94	$27,214,000	$868,000

The following table shows TDRs by class and the specific reserve as of December 31, 2013:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$13,018,000	$433,000
Construction	1	1,284,000	274,000
Other	20	2,734,000	100,000
Municipal	—	—	—
Residential
Term	53	11,220,000	210,000
Construction	—	—	—
Home equity line of credit	5	842,000	—
Consumer	—	—	—
	99	$29,098,000	$1,017,000

The First Bancorp - 2014 Form 10-K - Page 74

As of December 31, 2014, 12 of the loans classified as TDRs with a total balance of $1,549,000 were more than 30 days past due. Of these loans, two loans with an outstanding balance of $238,000 had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$321,000	$120,000
Construction	—	—	—
Other	1	2,000	—
Municipal	—	—	—
Residential
Term	8	1,000,000	36,000
Construction	—	—	—
Home equity line of credit	2	226,000	21,000
Consumer	—	—	—
	12	$1,549,000	$177,000

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

The First Bancorp - 2014 Form 10-K - Page 75

During the year ended December 31, 2014, six loans were placed on TDR status with a post-modification outstanding balance of $826,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.  The following table shows loans placed on TDR status during the year ended December 31, 2014, by class of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$302,000	$300,000	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	4	627,000	526,000	12,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	6	$929,000	$826,000	$12,000

During the year ended December 31, 2013, 10 loans were placed on TDR status with a post-modification balance of $3,604,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in 2013 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2013:

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

As of December 31, 2014, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,215,000. As of December 31, 2014, there were 16 loans with an outstanding balance of $2,496,000 that were classified as TDRs and were on non-accrual status, five of which, with an outstanding balance of $611,000, were in the process of foreclosure.

The First Bancorp - 2014 Form 10-K - Page 76

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

The First Bancorp - 2014 Form 10-K - Page 77

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2014 and 2013:

As of December 31,	2014	2013
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$346,000	$890,000
Construction	413,000	272,000
Other	129,000	841,000
Municipal	—	—
Residential
Term	519,000	404,000
Construction	—	—
Home equity line of credit	396,000	54,000
Consumer	—	—
Total	$1,803,000	$2,461,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,186,000	$3,712,000
Construction	410,000	303,000
Other	1,376,000	1,435,000
Municipal	15,000	15,000
Residential
Term	666,000	695,000
Construction	20,000	21,000
Home equity line of credit	664,000	621,000
Consumer	542,000	573,000
Unallocated	1,662,000	1,678,000
Total	$8,541,000	$9,053,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,532,000	$4,602,000
Construction	823,000	575,000
Other	1,505,000	2,276,000
Municipal	15,000	15,000
Residential
Term	1,185,000	1,099,000
Construction	20,000	21,000
Home equity line of credit	1,060,000	675,000
Consumer	542,000	573,000
Unallocated	1,662,000	1,678,000
Total	$10,344,000	$11,514,000

The First Bancorp - 2014 Form 10-K - Page 78

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
A breakdown of the allowance for loan losses as of December 31, 2014 and 2013, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$346,000	$1,444,000	$1,742,000	$—	$3,532,000
Construction	413,000	186,000	224,000	—	823,000
Other	129,000	624,000	752,000	—	1,505,000
Municipal	—	—	15,000	—	15,000
Residential
Term	519,000	297,000	369,000	—	1,185,000
Construction	—	9,000	11,000	—	20,000
Home equity line of credit	396,000	376,000	288,000	—	1,060,000
Consumer	—	346,000	196,000	—	542,000
Unallocated	—	—	—	1,662,000	1,662,000
	$1,803,000	$3,282,000	$3,597,000	$1,662,000	$10,344,000

As of December 31, 2013	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$890,000	$1,927,000	$1,785,000	$—	$4,602,000
Construction	272,000	157,000	146,000	—	575,000
Other	841,000	745,000	690,000	—	2,276,000
Municipal	—	—	15,000	—	15,000
Residential
Term	404,000	342,000	353,000	—	1,099,000
Construction	—	10,000	11,000	—	21,000
Home equity line of credit	54,000	343,000	278,000	—	675,000
Consumer	—	382,000	191,000	—	573,000
Unallocated	—	—	—	1,678,000	1,678,000
	$2,461,000	$3,906,000	$3,469,000	$1,678,000	$11,514,000
The First Bancorp - 2014 Form 10-K - Page 79

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
The qualitative portion of the allowance for loan losses was 0.39% of related loans as of December 31, 2014, compared to 0.40% of related loans as of December 31, 2013. The qualitative portion increased $128,000 between December 31, 2013 and December 31, 2014.
The unallocated component totaled $1,662,000 at December 31, 2014, or 16.1% of the total reserve. This compares to $1,678,000 or 14.6% as of December 31, 2013. The level of unallocated reserve and period-to-period change is based on the following considerations:

•
The unallocated reserve at December 31, 2014 was $16,000 lower than the previous year, yet slightly higher as a percentage of the total allowance. The relative dollar reduction in the unallocated was less than the overall proportionate year-over-year decline in the total allowance. Management considers this appropriate to support loan growth in 2014. Between 2010 through 2013 average loans declined year-over-year, but grew 3.0% on average from 2013 to 2014. Growth in 2014 originated from the commercial loan and home equity line-of-credit portfolios.

•
External conditions, factors specific to individual credits and collateral values may bring rise to unforeseen variations in specific reserves on impaired loans in subsequent periods. There is a risk of uncertainty and imprecision in these estimates, thereby supporting some level of unallocated for unanticipated changes.

•
An internal analysis completed on OREO property sales through December 31, 2014, found that properties sold approximately 20% below the appraised value of the property at the time of take in. Based on current and prior analyses, Management applies a 20% additional discount factor, exclusive of the estimated cost to sell, to arrive at OREO take in amounts. Deterioration in distressed sales values will affect the allowance as these potential additional write downs would be taken against the allowance. The unallocated portion provides additional funds for these adjustments.

•
From 2009 through 2013, a period of historically high loan charge-offs for the Bank, the required reserve as a percent of total loans averaged 1.33%, ranging from a low of 0.88% to a high of 1.60%, or $8.7 million to $13.9 million. The current allowance, including the unallocated portion, is in the middle of the range. Federal Reserve officials remain optimistic about the U.S economic outlook but are concerned that the prospect of slower overseas growth could dampen the recovery. Caution remains appropriate at the evaluation date regarding the direction of the economy, the uncertain impact of a slowing of growth abroad on the U.S. economy and the potential collective impact on Bank loan portfolio quality. Such uncertainties support the unallocated position.

•
In more general terms, the unallocated component is available to cover imprecision or uncertainties to incorporate the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.

The allowance for loan losses as a percent of total loans stood at 1.13% as of December 31, 2014, compared to 1.31% of total loans as of December 31, 2013.
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
Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 31.3% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2014. Construction loans and non-owner-occupied commercial real estate loans are at 94.7% of total capital, well under regulatory guidance of 300.0% of capital at December 31, 2014.
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

The First Bancorp - 2014 Form 10-K - Page 80

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2014:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$12,000	$—	$330,000	$—	$342,000
2 Above average	12,668,000	771,000	7,210,000	18,789,000	39,438,000
3 Satisfactory	50,275,000	1,983,000	24,232,000	1,635,000	78,125,000
4 Average	108,719,000	23,345,000	44,895,000	—	176,959,000
5 Watch	36,974,000	1,567,000	18,171,000	—	56,712,000
6 OAEM	9,846,000	2,519,000	1,970,000	—	14,335,000
7 Substandard	23,817,000	747,000	7,723,000	—	32,287,000
8 Doubtful	—	—	—	—	—
Total	$242,311,000	$30,932,000	$104,531,000	$20,424,000	$398,198,000

The First Bancorp - 2014 Form 10-K - Page 81

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
Residential loans, consumer loans and home equity lines of credit are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for these segments are consistent with those for the commercial and municipal classes. Certain loans in the residential, home equity lines of credit and consumer classes identified as having the potential for further deterioration are analyzed individually to confirm impairment status, and to determine the need for a specific reserve; however, there is no formal rating system used for these classes. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection.
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2014. Allowance for loan losses activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

For the year ended December 31, 2014	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Chargeoffs	1,205,000	—	989,000	—	699,000	—	153,000	449,000	—	3,495,000
Recoveries	144,000	—	758,000	—	36,000	25,000	16,000	196,000	—	1,175,000
Provision (credit)	(9,000)	248,000	(540,000)	—	749,000	(26,000)	522,000	222,000	(16,000)	1,150,000
Ending balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Ending balance specifically evaluated for impairment	$346,000	$413,000	$129,000	$—	$519,000	$—	$396,000	$—	$—	$1,803,000
Ending balance collectively evaluated for impairment	$3,186,000	$410,000	$1,376,000	$15,000	$666,000	$20,000	$664,000	$542,000	$1,662,000	$8,541,000
Related loan balances:
Ending balance	$242,311,000	$30,932,000	$104,531,000	$20,424,000	$384,032,000	$12,160,000	$103,521,000	$19,653,000	$—	$917,564,000
Ending balance specifically evaluated for impairment	$13,304,000	$1,380,000	$2,942,000	$—	$16,123,000	$—	$2,087,000	$26,000	$—	$35,862,000
Ending balance collectively evaluated for impairment	$229,007,000	$29,552,000	$101,589,000	$20,424,000	$367,909,000	$12,160,000	$101,434,000	$19,627,000	$—	$881,702,000

The First Bancorp - 2014 Form 10-K - Page 82

For the year ended December 31, 2013	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Chargeoffs	150,000	963,000	2,583,000	—	1,118,000	—	611,000	430,000	—	5,855,000
Recoveries	—	—	359,000	—	103,000	—	24,000	183,000	—	669,000
Provision (credit)	(1,113,000)	179,000	2,450,000	(3,000)	1,005,000	10,000	608,000	228,000	836,000	4,200,000
Ending balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Ending balance specifically evaluated for impairment	$890,000	$272,000	$841,000	$—	$404,000	$—	$54,000	$—	$—	$2,461,000
Ending balance collectively evaluated for impairment	$3,712,000	$303,000	$1,435,000	$15,000	$695,000	$21,000	$621,000	$573,000	$1,678,000	$9,053,000
Related loan balances:
Ending balance	$245,943,000	$20,382,000	$95,289,000	$19,117,000	$377,218,000	$11,803,000	$91,549,000	$15,066,000	$—	$876,367,000
Ending balance specifically evaluated for impairment	$14,935,000	$1,284,000	$6,698,000	$—	$17,786,000	$—	$1,648,000	$—	$—	$42,351,000
Ending balance collectively evaluated for impairment	$231,008,000	$19,098,000	$88,591,000	$19,117,000	$359,432,000	$11,803,000	$89,901,000	$15,066,000	$—	$834,016,000

For the year ended December 31, 2012	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,659,000	$658,000	$2,063,000	$19,000	$1,159,000	$255,000	$595,000	$584,000	$2,008,000	$13,000,000
Chargeoffs	1,394,000	928,000	3,215,000	—	1,911,000	389,000	688,000	555,000	—	9,080,000
Recoveries	13,000	246,000	113,000	—	110,000	54,000	1,000	208,000	—	745,000
Provision (credit)	1,587,000	1,383,000	3,089,000	(1,000)	1,751,000	91,000	746,000	355,000	(1,166,000)	7,835,000
Ending balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Ending balance specifically evaluated for impairment	$1,523,000	$969,000	$652,000	$—	$395,000	$—	$—	$—	$—	$3,539,000
Ending balance collectively evaluated for impairment	$4,342,000	$390,000	$1,398,000	$18,000	$714,000	$11,000	$654,000	$592,000	$842,000	$8,961,000
Related loan balances:
Ending balance	$251,335,000	$22,417,000	$81,183,000	$14,704,000	$379,447,000	$6,459,000	$99,082,000	$14,657,000	$—	$869,284,000
Ending balance specifically evaluated for impairment	$15,774,000	$3,354,000	$5,861,000	$—	$19,444,000	$—	$1,311,000	$—	$—	$45,744,000
Ending balance collectively evaluated for impairment	$235,561,000	$19,063,000	$75,322,000	$14,704,000	$360,003,000	$6,459,000	$97,771,000	$14,657,000	$—	$823,540,000

The First Bancorp - 2014 Form 10-K - Page 83

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2014	2013
Land	$4,532,000	$4,532,000
Land improvements	821,000	799,000
Buildings	20,481,000	19,668,000
Equipment	10,610,000	12,196,000
	36,444,000	37,195,000
Less accumulated depreciation	13,825,000	13,579,000
	$22,619,000	$23,616,000

Based on current contractual agreements (leases), Management anticipates rental revenue over the next 5 years to be $128,000 in 2015, $79,000 in 2016, $57,000 in 2017, $13,000 in 2018 and $4,000 in 2019.

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2014	2013
Real estate acquired in settlement of loans	$3,785,000	$4,807,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2014	2013	2012
Balance at beginning of year	$330,000	$373,000	$436,000
Losses charged to allowance	(313,000)	(544,000)	(460,000)
Provision charged to operating expenses	637,000	501,000	397,000
Balance at end of year	$654,000	$330,000	$373,000

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, "Intangibles – Goodwill and Other".  As of December 31, 2014, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

The First Bancorp - 2014 Form 10-K - Page 84

As of December 31, 2014, the amortization expense related to the core deposit intangibles, absent any future impairment, is expected to be as follows:

2015	$57,000
2016	43,000
2017	43,000
2018	43,000
2019	43,000
Thereafter	131,000
Total	$360,000

The First Bancorp - 2014 Form 10-K - Page 85

Note 10. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2014	2013	2012
Federal income tax
Current	$4,282,000	$3,234,000	$3,239,000
Deferred	18,000	(56,000)	(108,000)
	4,300,000	3,178,000	3,131,000
State franchise tax	266,000	247,000	240,000
	$4,566,000	$3,425,000	$3,371,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2014	2013	2012
Expected tax expense	$6,746,000	$5,736,000	$5,621,000
Non-taxable income	(2,292,000)	(2,326,000)	(2,096,000)
State franchise tax, net of federal tax benefit	173,000	160,000	156,000
Tax credits	(414,000)	(414,000)	(414,000)
Other	353,000	269,000	104,000
	$4,566,000	$3,425,000	$3,371,000

The First Bancorp - 2014 Form 10-K - Page 86

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2014 and 2013 are as follows:

	2014	2013
Allowance for loan losses	$3,620,000	$4,030,000
OREO	229,000	116,000
Accrued pension and post-retirement	1,725,000	1,334,000
Unrealized loss on securities available for sale	—	3,549,000
Goodwill	138,000	206,000
Unrealized loss on securities transferred from available for sale to held to maturity	26,000	—
Tax credits, carried forward	—	539,000
Restricted stock grants	264,000	113,000
Core deposit intangible	5,000	—
Other assets	48,000	50,000
Total deferred tax asset	6,055,000	9,937,000
Net deferred loan costs	(1,120,000)	(884,000)
Depreciation	(2,131,000)	(2,672,000)
Unrealized gain on securities available for sale	(1,358,000)	—
Mortgage servicing rights	(380,000)	(405,000)
Core deposit intangible	—	(99,000)
Investment in flow through entities	(387,000)	(361,000)
Prepaid expense	(210,000)	(316,000)
Total deferred tax liability	(5,586,000)	(4,737,000)
Net deferred tax asset	$469,000	$5,200,000

At December 31, 2014, the Company held investments in two limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $636,000 for each of the years ended December 31, 2014 and 2013, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $569,000 and $520,000 for the years ended December 31, 2014 and 2013, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $457,000 and $1,026,000 at December 31, 2014 and 2013, respectively, and is recorded in other assets. The Company's total exposure to these limited partnerships was $3,957,000 and $4,526,000, at December 31, 2014 and 2013, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013.

The First Bancorp - 2014 Form 10-K - Page 87

Note 11. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Certificates of deposit < $100,000	$184,471,000	$210,321,000
Certificates $100,000 to $250,000	221,892,000	278,674,000
Certificates $250,000 and over	41,138,000	42,124,000
	$447,501,000	$531,119,000

At December 31, 2014, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2015	$134,198,000	$206,251,000	$340,449,000
2016	19,757,000	15,565,000	35,322,000
2017	8,261,000	8,173,000	16,434,000
2018	7,476,000	14,160,000	21,636,000
2019	14,514,000	18,376,000	32,890,000
2020 and thereafter	265,000	505,000	770,000
	$184,471,000	$263,030,000	$447,501,000

Interest on certificates of deposit of $100,000 or more was $2,823,000, $3,280,000, and $3,358,000 in 2014, 2013 and 2012, respectively.

Note 12. Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. As of December 31, 2014, the Bank's total FHLB borrowing capacity, based on its holding of FHLB stock, was $232,000,000 of which $26,800,000 was unused and available for additional borrowings. All FHLB advances as of December 31, 2014, had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $48,000,000 in credit lines with correspondent banks and a credit facility of $92,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

The First Bancorp - 2014 Form 10-K - Page 88

Borrowed funds at December 31, 2014 and 2013 have the following range of interest rates and maturity dates:

As of December 31, 2014
Federal Home Loan Bank Advances
2015	0.22% - 2.98%	$115,050,000
2016	2.36% - 2.44%	30,000,000
2017	0.99% - 3.69%	30,000,000
2018	2.25% - 3.25%	30,000,000
2019	0.00%	—
2020 and thereafter	0.00%	141,000
		205,191,000
Repurchase agreements
Municipal and commercial customers	0.20% - 1.89%	74,725,000
		$279,916,000

As of December 31, 2013
Federal Home Loan Bank Advances
2014	0.28%-3.20%	$54,500,000
2015	2.03%-2.98%	40,000,000
2016	2.36%-2.44%	30,000,000
2017	0.99%-3.69%	30,000,000
2018	2.25%-3.25%	30,000,000
2019 and thereafter	0.00%	148,000
		184,648,000
Repurchase agreements
Municipal and commercial customers	0.20%-1.89%	94,477,000
		$279,125,000

Note 13. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS-determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2014, 2013, and 2012. The expense related to the 401(k) plan was $454,000, $414,000, and $363,000 in 2014, 2013, and 2012, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $722,000 in 2014, $309,000 in 2013, and $289,000 in 2012. As of December 31, 2014 and 2013, the accrued liability of these plans was $2,999,000 and $2,333,000, respectively, and is recorded in other liabilities.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The Bank also provides health insurance for retired directors. The other plan provides life insurance coverage to certain retired employees. None of these plans are pre-funded.

The First Bancorp - 2014 Form 10-K - Page 89

The Company utilizes FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits", to recognize the overfunded or underfunded status of defined benefit post-retirement plans (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income (loss) of a business entity.
The following table sets forth the accumulated postretirement benefit obligation and funded status:

At December 31,	2014	2013	2012
Change in benefit obligations
Benefit obligation at beginning of year:	$1,479,000	$1,954,000	$1,848,000
Service cost	—	21,000	16,000
Interest cost	71,000	86,000	107,000
Benefits paid	(100,000)	(107,000)	(103,000)
Actuarial (gain) loss	478,000	(475,000)	86,000
Benefit obligation at end of year:	$1,928,000	$1,479,000	$1,954,000
Funded status
Benefit obligation at end of year	$(1,928,000)	$(1,479,000)	$(1,954,000)
Unamortized (gain) loss	192,000	(289,000)	186,000
Unrecognized transition obligation	—	—	5,000
Accrued benefit cost	$(1,736,000)	$(1,768,000)	$(1,763,000)
Weighted average discount rate as of December 31	4.25%	5.00%	4.50%

The following table sets forth the net periodic pension cost:

For the years ended December 31,	2014	2013	2012
Components of net periodic benefit cost
Service cost	$—	$21,000	$16,000
Interest cost	71,000	86,000	107,000
Amortization of unrecognized transition obligation	—	5,000	29,000
Amortization of gain	(12,000)	—	—
Other settlement expense	10,000	—	—
Net periodic benefit cost	$69,000	$112,000	$152,000
Weighted average discount rate for net periodic cost	5.00%	4.50%	6.50%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2015 is $120,000. For years ending 2016 through 2019, the estimated amount of benefits to be paid is $121,000, $122,000, $123,000 and $123,000 respectively, and the total estimated amount of benefits to be paid for years ended 2020 through 2024 is $590,000. Plan expense for 2015 is estimated to be $80,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2014	2013	Portion to Be Recognized in Income in 2015
Unamortized net actuarial gain (loss)	$(192,000)	$289,000	$—
Deferred tax benefit (expense) at 35%	67,000	(101,000)	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(125,000)	$188,000	$—

The First Bancorp - 2014 Form 10-K - Page 90

Note 14. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

For the years ended December 31,	2014	2013	2012
Balance at beginning of year	$(6,591,000)	$7,940,000	$7,401,000
Unrealized gains (losses) arising during the period	15,175,000	(21,268,000)	2,797,000
Realized gains during the period	(1,155,000)	(1,087,000)	(1,968,000)
Related deferred taxes	(4,907,000)	7,824,000	(290,000)
Net change	9,113,000	(14,531,000)	539,000
Balance at end of year	$2,522,000	$(6,591,000)	$7,940,000

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

For the years ended December 31,	2014	2013	2012
Balance at beginning of period	$—	$—	$—
Net unrealized losses transferred during the period	(23,000)	—	—
Amortization of net unrealized losses	(51,000)	—	—
Related deferred taxes	26,000	—	—
Net change	(48,000)	—	—
Balance at end of period	$(48,000)	$—	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012:

For the years ended December 31,	2014	2013	2012
Unrecognized postretirement benefits at beginning of period	$188,000	$(123,000)	$(87,000)
Amortization of unrecognized transition obligation	—	5,000	29,000
Change in unamortized net actuarial gain (loss)	(481,000)	475,000	(86,000)
Related deferred taxes	168,000	(169,000)	21,000
Unrecognized postretirement benefits at end of period	$(125,000)	$188,000	$(123,000)

The reclassification of unrecognized transition obligation and accumulated losses is a component of net periodic benefit cost (see Note 13) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income (loss).

The First Bancorp - 2014 Form 10-K - Page 91

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
The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants would expire after 10 years. Treasury will not vote any shares of common stock it receives upon exercise of the Warrants, but that restriction would not apply to third parties to whom Treasury transferred the Warrants. The Warrants (and any common stock issued upon exercise of the Warrants) could be transferred to third parties separately from the CPP Shares. The proceeds from the sale of the CPP Shares were allocated between the CPP Shares and Warrants based on their relative fair values on the issue date. The fair value of the Warrants was determined using the Black-Scholes model which includes the following assumptions: common stock price of $16.60 per share, dividend yield of 4.70%, stock price volatility of 24.43%, and a risk-free interest rate of 2.01%. The discount on the CPP Shares was based on the value that was allocated to the Warrants upon issuance, and was accreted back to the value of the CPP Shares over a five-year period (the expected life of the shares upon issuance) on a straight-line basis. The Warrants were unchanged as a result of the CPP Shares repurchase transaction and remain outstanding.

Common Stock

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2014, 548,434 shares had been issued pursuant to these plans, leaving 151,566 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 14,638 shares in 2014, 11,385 shares in 2013, and 12,451 shares in 2012.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2014, 225,274 shares have been issued, leaving 374,726 shares for future use. Participation in this plan is optional and at the individual discretion of each Shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the Dividend Reinvestment Plan amounted to 12,686 shares in 2014, 12,008 shares in 2013, and 14,056 shares in 2012.
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Issuance of common stock for plans totaled $457,000 and $324,000 for the years ended December 31, 2014 and 2013, respectively.

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

The First Bancorp - 2014 Form 10-K - Page 92

As of December 31, 2014, 72,684 shares of restricted stock had been granted under the 2010 Plan, as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	4.0	1,500	0.1
2011	5.0	5,500	1.1
2012	3.0	2,027	0.2
2012	4.0	2,704	1.2
2012	5.0	7,996	2.2
2013	2.0	8,530	0.1
2013	3.0	3,808	1.1
2013	5.0	14,776	3.1
2014	1.0	5,086	0.1
2014	2.0	10,335	1.0
2014	5.0	10,422	4.0
		72,684	1.9

The compensation cost related to these restricted stock grants was $1,178,000 and will be recognized over the vesting terms of each grant. In 2014, $431,000 of expense was recognized for these restricted shares, leaving $412,000 in unrecognized expense as of December 31, 2014. In 2013, $214,000 of expense was recognized for restricted shares, leaving $433,000 in unrecognized expense as of December 31, 2013.
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
The Company applies the fair value recognition provisions of FASB ASC Topic 718, "Compensation – Stock Compensation", to stock-based employee compensation. As of December 31, 2014, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of December 31, 2014 and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	42,000	$18.00
Granted in 2014	—	—
Exercised in 2014	—	—		—
Forfeited in 2014	—	—
Outstanding at December 31, 2014	42,000	$18.00	0.1	—
Exercisable at December 31, 2014	42,000	$18.00	0.1	—

The First Bancorp - 2014 Form 10-K - Page 93

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2014
Net income as reported	$14,709,000
Less dividends and amortization of premium on preferred stock	—
Basic EPS: Income available to common shareholders	14,709,000	10,638,527	$1.38
Effect of dilutive securities: warrants and restricted stock		72,337
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,709,000	10,710,864	$1.37
For the year ended December 31, 2013
Net income as reported	$12,965,000
Less dividends and amortization of premium on preferred stock	384,000
Basic EPS: Income available to common shareholders	12,581,000	10,469,446	$1.20
Effect of dilutive securities: warrants and restricted stock		51,609
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,581,000	10,521,055	$1.20
For the year ended December 31, 2012
Net income as reported	$12,688,000
Less dividends and amortization of premium on preferred stock	723,000
Basic EPS: Income available to common shareholders	11,965,000	9,828,925	$1.22
Effect of dilutive securities: restricted stock		17,606
Diluted EPS: Income available to common shareholders plus assumed conversions	$11,965,000	9,846,531	$1.22

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
The following table presents the number of options and warrants outstanding as of December 31, 2014, 2013 and 2012 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2014
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

The First Bancorp - 2014 Form 10-K - Page 94

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2015 will be 2015 earnings plus retained earnings of $12,326,000 from 2014 and 2013.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Tier 1 capital and Tier 2 or total capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2014, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2014
Tier 2 capital to	$137,818,000	$68,524,000	$85,655,000
risk-weighted assets	16.09%	8.00%	10.00%
Tier 1 capital to	$127,374,000	$34,262,000	$51,393,000
risk-weighted assets	14.87%	4.00%	6.00%
Tier 1 capital to	$127,374,000	$58,086,000	$72,607,000
average assets	8.77%	4.00%	5.00%
As of December 31, 2013
Tier 2 capital to	$131,146,000	$65,996,000	$82,495,000
risk-weighted assets	15.90%	8.00%	10.00%
Tier 1 capital to	$120,819,000	$32,998,000	$49,497,000
risk-weighted assets	14.65%	4.00%	6.00%
Tier 1 capital to	$120,819,000	$57,203,000	$71,504,000
average assets	8.45%	4.00%	5.00%

The First Bancorp - 2014 Form 10-K - Page 95

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2014
Tier 2 capital to	$139,414,000	$68,532,000	n/a
risk-weighted assets	16.27%	8.00%	n/a
Tier 1 capital to	$128,970,000	$34,266,000	n/a
risk-weighted assets	15.06%	4.00%	n/a
Tier 1 capital to	$128,970,000	$58,066,000	n/a
average assets	8.88%	4.00%	n/a
As of December 31, 2013
Tier 2 capital to	$132,294,000	$66,005,000	n/a
risk-weighted assets	16.03%	8.00%	n/a
Tier 1 capital to	$121,967,000	$33,002,000	n/a
risk-weighted assets	14.78%	4.00%	n/a
Tier 1 capital to	$121,967,000	$56,280,000	n/a
average assets	8.67%	4.00%	n/a

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2014, 2013 or 2012.
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The First Bancorp - 2014 Form 10-K - Page 96

At December 31, 2014 and 2013, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2014	2013
Unused lines, collateralized by residential real estate	$65,264,000	$58,265,000
Other unused commitments	49,608,000	48,646,000
Standby letters of credit	4,480,000	4,086,000
Commitments to extend credit	13,593,000	7,224,000
Total	$132,945,000	$118,221,000

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

The First Bancorp - 2014 Form 10-K - Page 97

Loans Held for Sale
Loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, Management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. As such, the Company classifies loans as Level 3, except for certain collateral-dependent impaired loans. Fair values of impaired loans are based on estimated cash flows and are discounted using a rate commensurate with the risk associated with the estimated cash flows, or if collateral dependent, discounted to the appraised value of the collateral as determined by reference to sale prices of similar properties, less costs to sell. As such, the
Company classifies collateral dependent impaired loans for which a specific reserve results in a fair value measure as Level 2. All other impaired loans are classified as Level 3.

Other Real Estate Owned
Real estate acquired through foreclosure is initially recorded at fair value. The fair value of other real estate owned is based on property appraisals and an analysis of sales prices of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

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

The First Bancorp - 2014 Form 10-K - Page 98

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$151,855,000	$—	$151,855,000
State and political subdivisions	—	30,855,000	—	30,855,000
Other equity securities	—	2,551,000	—	2,551,000
Total assets	$—	$185,261,000	$—	$185,261,000

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$177,729,000	$—	$177,729,000
State and political subdivisions	—	126,315,000	—	126,315,000
Other equity securities	—	1,780,000	—	1,780,000
Total assets	$—	$305,824,000	$—	$305,824,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table presents assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $654,000 and $330,000 at December 2014 and 2013, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $1,074,000 and $1,309,000 at December 31, 2014 and 2013, respectively.

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,785,000	$—	$3,785,000
Impaired loans	—	1,909,000	—	1,909,000
Total Assets	$—	$5,694,000	$—	$5,694,000

The First Bancorp - 2014 Form 10-K - Page 99

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,807,000	$—	$4,807,000
Impaired loans	—	1,116,000	—	1,116,000
Total Assets	$—	$5,923,000	$—	$5,923,000

The First Bancorp - 2014 Form 10-K - Page 100

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
The carrying amounts and estimated fair values for financial instruments as of December 31, 2014 were as follows:

	Carrying	Estimated
As of December 31, 2014	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,057,000	$13,057,000	$13,057,000	$—	$—
Interest bearing deposits in other banks	3,559,000	3,559,000	3,559,000	—	—
Securities available for sale	185,261,000	185,261,000	—	185,261,000	—
Securities to be held to maturity	275,919,000	279,704,000	—	279,704,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,104,000	236,368,000	—	431,000	235,937,000
Construction	29,951,000	29,733,000	—	—	29,733,000
Other	102,738,000	102,858,000	—	—	102,858,000
Municipal	20,406,000	20,833,000	—	—	20,833,000
Residential
Term	382,620,000	389,200,000	—	990,000	388,210,000
Construction	12,136,000	12,123,000	—	—	12,123,000
Home equity line of credit	102,258,000	101,733,000	—	488,000	101,245,000
Consumer	19,007,000	19,207,000	—	—	19,207,000
Total loans	907,220,000	912,055,000	—	1,909,000	910,146,000
Mortgage servicing rights	1,086,000	2,088,000	—	2,088,000	—
Accrued interest receivable	4,748,000	4,748,000	—	4,748,000	—
Financial liabilities
Demand deposits	$113,133,000	$109,973,000	$—	$109,973,000	$—
NOW deposits	199,977,000	186,490,000	—	186,490,000	—
Money market deposits	98,607,000	83,837,000	—	83,837,000	—
Savings deposits	165,601,000	146,936,000	—	146,936,000	—
Local certificates of deposit	205,072,000	205,360,000	—	205,360,000	—
National certificates of deposit	242,429,000	242,824,000	—	242,824,000	—
Total deposits	1,024,819,000	975,420,000	—	975,420,000	—
Repurchase agreements	74,725,000	70,783,000	—	70,783,000	—
Federal Home Loan Bank advances	205,191,000	208,259,000	—	208,259,000	—
Total borrowed funds	279,916,000	279,042,000	—	279,042,000	—
Accrued interest payable	521,000	521,000	—	521,000	—

The First Bancorp - 2014 Form 10-K - Page 101

The carrying amounts and estimated fair values for financial instruments as of December 31, 2013 were as follows:

	Carrying	Estimated
As of December 31, 2013	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,570,000	$16,570,000	$16,570,000	$—	$—
Interest bearing deposits in other banks	2,562,000	2,562,000	2,562,000	—	—
Securities available for sale	305,824,000	305,824,000	—	305,824,000	—
Securities to be held to maturity	169,277,000	158,336,000	—	158,336,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	83,000	83,000	—	83,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,555,000	239,973,000	—	109,000	239,864,000
Construction	19,709,000	19,661,000	—	—	19,661,000
Other	92,625,000	92,855,000	—	229,000	92,626,000
Municipal	19,099,000	19,358,000	—	—	19,358,000
Residential
Term	375,932,000	381,918,000	—	778,000	381,140,000
Construction	11,778,000	11,794,000	—	—	11,794,000
Home equity line of credit	90,759,000	90,542,000	—	—	90,542,000
Consumer	14,396,000	14,438,000	—	—	14,438,000
Total loans	864,853,000	870,539,000	—	1,116,000	869,423,000
Mortgage servicing rights	1,158,000	1,948,000	—	1,948,000	—
Accrued interest receivable	5,038,000	5,038,000	—	5,038,000	—
Financial liabilities
Demand deposits	$106,125,000	$96,175,000	$—	$96,175,000	$—
NOW deposits	151,322,000	129,815,000	—	129,815,000	—
Money market deposits	86,730,000	67,968,000	—	67,968,000	—
Savings deposits	149,103,000	122,891,000	—	122,891,000	—
Local certificates of deposit	226,658,000	228,767,000	—	228,767,000	—
National certificates of deposit	304,461,000	306,346,000	—	306,346,000	—
Total deposits	1,024,399,000	951,962,000	—	951,962,000	—
Repurchase agreements	94,477,000	94,477,000	—	94,477,000	—
Federal Home Loan Bank advances	184,648,000	189,644,000	—	189,644,000	—
Total borrowed funds	279,125,000	284,121,000	—	284,121,000	—
Accrued interest payable	599,000	599,000	—	599,000	—
The First Bancorp - 2014 Form 10-K - Page 102

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2014	2013	2012
Other operating income
ATM and debit card income	$2,630,000	$2,440,000	$1,994,000
Other operating expense
Advertising and marketing expense	$1,022,000	$1,117,000	$935,000
Accounting and auditing expenses	746,000	674,000	630,000
Collections/foreclosures/ other real estate owned expense	657,000	878,000	606,000
ATM and interchange expense	760,000	778,000	940,000
Legal fees and expenses	769,000	482,000	715,000

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

The First Bancorp - 2014 Form 10-K - Page 103

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2014	2013
Assets
Cash and cash equivalents	$522,000	$1,113,000
Dividends receivable	2,500,000	1,500,000
Investments	528,000	543,000
Investment in subsidiary	132,399,000	117,391,000
Premises and equipment	24,000	32,000
Goodwill	27,559,000	27,559,000
Other assets	302,000	203,000
Total assets	$163,834,000	$148,341,000
Liabilities and shareholders' equity
Dividends payable	$2,252,000	$2,134,000
Other liabilities	28,000	109,000
Total liabilities	2,280,000	2,243,000
Shareholders' equity
Common stock	107,000	106,000
Additional paid-in capital	59,282,000	58,395,000
Retained earnings	102,125,000	87,523,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	40,000	74,000
Total accumulated other comprehensive income	40,000	74,000
Total shareholders' equity	161,554,000	146,098,000
Total liabilities and shareholders' equity	$163,834,000	$148,341,000

The First Bancorp - 2014 Form 10-K - Page 104

Statements of Income

For the years ended December 31,	2014	2013	2012
Interest and dividends on investments	$15,000	$10,000	$10,000
Net securities gains	38,000	—	—
Total income	53,000	10,000	10,000
Occupancy expense	12,000	11,000	8,000
Other operating expense	604,000	362,000	218,000
Total expense	616,000	373,000	226,000
Loss before income taxes and Bank earnings	(563,000)	(363,000)	(216,000)
Applicable income taxes	(200,000)	(128,000)	(76,000)
Loss before Bank earnings	(363,000)	(235,000)	(140,000)
Equity in earnings of Bank
Remitted	8,850,000	7,096,000	9,694,000
Unremitted	6,222,000	6,104,000	3,134,000
Net income	$14,709,000	$12,965,000	$12,688,000

Statements of Cash Flows

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$14,709,000	$12,965,000	$12,688,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,000	11,000	8,000
Equity compensation expense	431,000	214,000	85,000
Gain on sale of investment	(38,000)	—	—
Increase in other assets	(98,000)	(132,000)	(15,000)
(Increase) decrease in dividend receivable	(1,050,000)	400,000	—
Increase (decrease) in other liabilities	105,000	258,000	(5,000)
Unremitted earnings of Bank	(6,222,000)	(6,104,000)	(3,134,000)
Net cash provided by operating activities	7,846,000	7,612,000	9,627,000
Cash flows from investing activities:
Capital expenditures	(1,000)	—	(25,000)
Net cash used in investing activities	(1,000)	—	(25,000)
Cash flows from financing activities:
Payment to repurchase preferred stock	—	(12,500,000)	—
Proceeds from sale of common stock	457,000	11,973,000	499,000
Dividends paid	(8,893,000)	(8,657,000)	(8,310,000)
Net cash used in financing activities	(8,436,000)	(9,184,000)	(7,811,000)
Net increase (decrease) in cash and cash equivalents	(591,000)	(1,572,000)	1,791,000
Cash and cash equivalents at beginning of year	1,113,000	2,685,000	894,000
Cash and cash equivalents at end of year	$522,000	$1,113,000	$2,685,000

The First Bancorp - 2014 Form 10-K - Page 105

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

The First Bancorp - 2014 Form 10-K - Page 106

Note 26. Quarterly Information
The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2013Q1	2013Q2	2013Q3	2013Q4	2014Q1	2014Q2	2014Q3	2014Q4
Balance Sheets
Cash and cash equivalents	$16,523	$18,683	$20,117	$16,570	$13,894	$20,416	$17,167	$13,057
Interest-bearing deposits in other banks	5,941	334	787	2,562	2,935	272	773	3,559
Investments	437,160	464,999	490,151	475,101	488,553	502,015	472,660	461,180
Restricted equity securities	13,912	13,912	13,912	13,912	13,912	13,912	13,912	13,912
Net loans and loans held for sale	851,001	854,448	851,171	864,936	857,315	880,492	896,857	907,220
Other assets	92,250	92,120	88,611	90,882	89,508	86,973	87,268	83,203
Total assets	$1,416,787	$1,444,496	$1,464,749	$1,463,963	$1,466,117	$1,504,080	$1,488,637	$1,482,131
Deposits	$975,861	$1,027,682	$1,037,466	$1,024,399	$1,045,970	$1,033,436	$1,055,322	$1,024,819
Borrowed funds	261,185	257,108	266,777	279,125	253,519	298,520	258,636	279,916
Other liabilities	16,070	13,734	13,853	14,341	14,212	14,675	15,489	15,842
Shareholders' equity	163,671	145,972	146,653	146,098	152,416	157,449	159,190	161,554
Total liabilities & equity	$1,416,787	$1,444,496	$1,464,749	$1,463,963	$1,466,117	$1,504,080	$1,488,637	$1,482,131
Income and Comprehensive Income (Loss) Statements
Interest income	$12,265	$12,249	$12,655	$12,767	$12,623	$12,740	$12,869	$12,790
Interest expense	3,102	3,138	3,150	3,106	2,912	2,905	2,865	2,743
Net interest income	9,163	9,111	9,505	9,661	9,711	9,835	10,004	10,047
Provision for loan losses	1,500	1,200	800	700	400	100	350	300
Net interest income after provision for loan losses	7,663	7,911	8,705	8,961	9,311	9,735	9,654	9,747
Non-interest income	3,288	3,579	2,621	2,599	2,332	2,458	3,656	2,602
Non-interest expense	7,389	7,423	7,006	7,119	7,252	7,291	7,802	7,875
Income before taxes	3,562	4,067	4,320	4,441	4,391	4,902	5,508	4,474
Income taxes	706	825	955	939	963	1,155	1,400	1,048
Net income	$2,856	$3,242	$3,365	$3,502	$3,428	$3,747	$4,108	$3,426
Basic earnings per share	$0.27	$0.29	$0.31	$0.33	$0.32	$0.35	$0.39	$0.32
Diluted earnings per share	$0.27	$0.29	$0.31	$0.33	$0.32	$0.35	$0.38	$0.32
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$(2,466)	$(8,907)	$(779)	$(2,379)	$4,824	$3,313	$(319)	$1,295
Net unrealized loss on securities transfered from available for sale to held to maturity	—	—	—	—	—	—	(28)	(20)
Unrecognized gain (loss) on postretirement benefit costs	4	4	—	303	—	—	—	(313)
Other comprehensive income (loss)	$(2,462)	$(8,903)	$(779)	$(2,076)	$4,824	$3,313	$(347)	$962
Comprehensive income (loss)	$394	$(5,661)	$2,586	$1,426	$8,252	$7,060	$3,761	$4,388

The First Bancorp - 2014 Form 10-K - Page 107

Note 27. Subsequent Events

In September 2014, it was discovered that checks payable to United Mid-Coast Charities (UMCC) of Camden, Maine, had been improperly deposited by UMCC’s former President to an account at the Bank. UMCC and the Bank cooperated with and assisted each other in a mutual effort to address the situation and, in February 2015, reached a settlement agreement which releases the Bank and the Company from any and all claims with regard to this situation. The agreement has no material impact on the Company’s financial condition or results of operations.

The First Bancorp - 2014 Form 10-K - Page 108

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited The First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 13, 2015

The First Bancorp - 2014 Form 10-K - Page 109

THIS PAGE INTENTIONALLY LEFT BLANK

The First Bancorp - 2014 Form 10-K - Page 110

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Management's Annual Report on Internal Control over Financial Reporting

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal control and a business culture that foster financial integrity and accurate reporting. The Company's comprehensive system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company's accounting policies and internal control over financial reporting, established and maintained by Management, are under the general oversight of the Company's Board of Directors, including the Board of Directors' Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2014. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on Management's assessment of the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim                                                                                       /s/ F. Stephen Ward
Tony C. McKim, President and Director                       F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                                           (Principal Financial Officer, Principal Accounting Officer)
March 13, 2015                                                                                                                March 13, 2015

The First Bancorp - 2014 Form 10-K - Page 111

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 and is incorporated herein by reference.

The First Bancorp - 2014 Form 10-K - Page 112

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

The First Bancorp - 2014 Form 10-K - Page 113

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

The First Bancorp - 2014 Form 10-K - Page 114

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ F. STEPHEN WARD
Tony C. McKim, President and Director	F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 13, 2015	March 13, 2015

/s/ DAVID B. SOULE, JR.	/s/ KATHERINE M. BOYD
David B. Soule, Jr., Director and Chairman of the Board	Katherine M. Boyd, Director
March 13, 2015	March 13, 2015

/s/ ROBERT B. GREGORY	/s/ CARL S. POOLE, JR.
Robert B. Gregory, Director	Carl S. Poole, Jr.
March 13, 2015	March 13, 2015

/s/CORNELIUS J. RUSSELL	/s/ MARK N. ROSBOROUGH
Cornelius J. Russell	Mark N. Rosborough
March 13, 2015	March 13, 2015

/s/ STUART G. SMITH	/s/ BRUCE A. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 13, 2015	March 13, 2015

The First Bancorp - 2014 Form 10-K - Page 115