Form 10-Q
period 2015-03-31
First Bancorp, Inc /ME/
filed 2015-05-08
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2015
Common Stock: 10,738,595 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock Options and Stock Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 32
Note 10 – Acquisitions and Intangible Assets	Page 32
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 34
Note 14 – Reclassifications	Page 34
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 40
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 42
Forward-Looking Statements	Page 42
Critical Accounting Policies	Page 42
Use of Non-GAAP Financial Measures	Page 43
Executive Summary	Page 44
Net Interest Income	Page 45
Average Daily Balance Sheets	Page 47
Non-Interest Income	Page 48
Non-Interest Expense	Page 48
Income Taxes	Page 48
Investments	Page 48
Impaired Securities	Page 50
Federal Home Loan Bank Stock	Page 52
Loans and Loans Held for Sale	Page 52
Credit Risk Management and Allowance for Loan Losses	Page 54
Non-Performing Loans and Troubled Debt Restructured	Page 57
Impaired Loans	Page 60
Past Due Loans	Page 60
Potential Problem Loans and Loans in Process of Foreclosure	Page 60
Other Real Estate Owned	Page 61
Liquidity Management	Page 62
Deposits	Page 63
Borrowed Funds	Page 63

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2015	2014
Summary of Operations
Interest Income	$12,365	$12,623
Interest Expense	2,663	2,912
Net Interest Income	9,702	9,711
Provision for Loan Losses	500	400
Non-Interest Income	3,658	2,332
Non-Interest Expense	7,265	7,252
Net Income	4,175	3,428
Per Common Share Data
Basic Earnings per Share	$0.39	$0.32
Diluted Earnings per Share	0.39	0.32
Cash Dividends Declared	0.21	0.20
Book Value per Common Share	15.23	14.24
Tangible Book Value per Common Share[2]	12.43	11.40
Market Value	17.45	16.30
Financial Ratios
Return on Average Equity[1]	10.32%	9.19%
Return on Average Tangible Common Equity[1,2]	12.63%	11.51%
Return on Average Assets[1]	1.16%	0.95%
Average Equity to Average Assets	11.26%	10.29%
Average Tangible Equity to Average Assets[2]	9.19%	8.22%
Net Interest Margin Tax-Equivalent[1,2]	3.10%	3.13%
Dividend Payout Ratio	53.85%	62.50%
Allowance for Loan Losses/Total Loans	1.09%	1.34%
Non-Performing Loans to Total Loans	1.10%	1.63%
Non-Performing Assets to Total Assets	0.91%	1.30%
Efficiency Ratio[2]	56.79%	55.90%
At Period End
Total Assets	$1,458,832	$1,466,117
Total Loans	939,169	868,914
Total Investment Securities	432,684	502,465
Total Deposits	966,825	1,045,970
Total Shareholders' Equity	163,516	152,416
1Annualized using a 365-day basis for both years.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2015 and 2014 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Portland, Maine
May 8, 2015

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Cash and cash equivalents	$13,855,000	$13,057,000	$13,894,000
Interest bearing deposits in other banks	336,000	3,559,000	2,935,000
Securities available for sale	156,317,000	185,261,000	305,700,000
Securities to be held to maturity (fair value of $267,247,000 at March 31, 2015, $279,704,000 at December 31, 2014 and $176,562,000 at March 31, 2014)	262,455,000	275,919,000	182,853,000
Restricted equity securities, at cost	13,912,000	13,912,000	13,912,000
Loans held for sale	—	—	56,000
Loans	939,169,000	917,564,000	868,914,000
Less allowance for loan losses	10,196,000	10,344,000	11,655,000
Net loans	928,973,000	907,220,000	857,259,000
Accrued interest receivable	5,724,000	4,748,000	5,962,000
Premises and equipment, net	22,270,000	22,619,000	23,239,000
Other real estate owned	2,899,000	3,785,000	4,934,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	22,286,000	22,246,000	25,568,000
Total assets	$1,458,832,000	$1,482,131,000	$1,466,117,000
Liabilities
Demand deposits	$100,939,000	$113,133,000	$94,260,000
NOW deposits	199,099,000	199,977,000	158,278,000
Money market deposits	101,292,000	98,607,000	89,382,000
Savings deposits	167,338,000	165,601,000	149,076,000
Certificates of deposit	398,157,000	447,501,000	554,974,000
Total deposits	966,825,000	1,024,819,000	1,045,970,000
Borrowed funds – short term	167,437,000	189,775,000	123,372,000
Borrowed funds – long term	145,139,000	90,141,000	130,147,000
Other liabilities	15,915,000	15,842,000	14,212,000
Total liabilities	1,295,316,000	1,320,577,000	1,313,701,000
Shareholders' equity
Common stock, one cent par value per share	107,000	107,000	107,000
Additional paid-in capital	59,286,000	59,282,000	58,600,000
Retained earnings	101,736,000	99,816,000	95,288,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	2,579,000	2,522,000	(1,767,000)
Net unrealized loss on securities transferred from available for sale to held to maturity	(67,000)	(48,000)	—
Net unrealized gain (loss) on postretirement benefit costs	(125,000)	(125,000)	188,000
Total shareholders' equity	163,516,000	161,554,000	152,416,000
Total liabilities & shareholders' equity	$1,458,832,000	$1,482,131,000	$1,466,117,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,734,419	10,724,359	10,703,272
Book value per common share	$15.23	$15.06	$14.24
Tangible book value per common share	$12.43	$12.25	$11.40

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$8,855,000	$8,578,000
Interest on deposits with other banks	5,000	2,000
Interest and dividends on investments	3,505,000	4,043,000
Total interest income	12,365,000	12,623,000
Interest expense
Interest on deposits	1,443,000	1,825,000
Interest on borrowed funds	1,220,000	1,087,000
Total interest expense	2,663,000	2,912,000
Net interest income	9,702,000	9,711,000
Provision for loan losses	500,000	400,000
Net interest income after provision for loan losses	9,202,000	9,311,000
Non-interest income
Investment management and fiduciary income	541,000	517,000
Service charges on deposit accounts	579,000	619,000
Net securities gains	1,395,000	36,000
Mortgage origination and servicing income, net of amortization	197,000	194,000
Other operating income	946,000	966,000
Total non-interest income	3,658,000	2,332,000
Non-interest expense
Salaries and employee benefits	3,720,000	3,697,000
Occupancy expense	645,000	612,000
Furniture and equipment expense	770,000	697,000
FDIC insurance premiums	230,000	265,000
Amortization of identified intangibles	25,000	82,000
Other operating expense	1,875,000	1,899,000
Total non-interest expense	7,265,000	7,252,000
Income before income taxes	5,595,000	4,391,000
Income tax expense	1,420,000	963,000
NET INCOME	$4,175,000	$3,428,000
Basic earnings per common share	$0.39	$0.32
Diluted earnings per common share	$0.39	$0.32
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale	57,000	4,824,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(19,000)	—
Other comprehensive income	38,000	4,824,000
Comprehensive income	$4,213,000	$8,252,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2013	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	3,428,000	—	3,428,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,824,000	4,824,000
Comprehensive income	—	—	3,428,000	4,824,000	8,252,000
Cash dividends declared ($0.20 per share)	—	—	(2,139,000)	—	(2,139,000)
Equity compensation expense	—	102,000	—	—	102,000
Issuance of restricted stock	25,843	1,000	(1,000)	—	—
Proceeds from sale of common stock	6,237	103,000	—	—	103,000
Balance at March 31, 2014	10,703,272	$58,707,000	$95,288,000	$(1,579,000)	$152,416,000

Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	4,175,000	—	4,175,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	57,000	57,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(19,000)	(19,000)
Comprehensive income	—	—	4,175,000	38,000	4,213,000
Cash dividends declared ($0.21 per share)	—	—	(2,255,000)	—	(2,255,000)
Equity compensation expense	—	74,000	—	—	74,000
Payment for repurchase of common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	13,650	—	—	—	—
Proceeds from sale of common stock	6,548	110,000	—	—	110,000
Balance at March 31, 2015	10,734,419	$59,393,000	$101,736,000	$2,387,000	$163,516,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$4,175,000	$3,428,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	425,000	445,000
Change in deferred taxes	88,000	105,000
Provision for loan losses	500,000	400,000
Loans originated for resale	(5,489,000)	(5,331,000)
Proceeds from sales and transfers of loans	5,599,000	5,462,000
Net gain on sales of loans	(110,000)	(104,000)
Net gain on sale or call of securities	(1,395,000)	(36,000)
Net amortization of premiums on investments	159,000	273,000
Net gain on sale of other real estate owned	(43,000)	(36,000)
Equity compensation expense	74,000	102,000
Net increase in other assets and accrued interest	(1,301,000)	(1,857,000)
Net increase (decrease) in other liabilities	129,000	(74,000)
Net loss on disposal of premises and equipment	—	3,000
Amortization of investment in limited partnership	66,000	142,000
Net acquisition amortization	25,000	82,000
Net cash provided by operating activities	2,902,000	3,004,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	3,223,000	(373,000)
Proceeds from sales of securities available for sale	35,465,000	—
Proceeds from maturities, payments and calls of securities available for sale	5,991,000	7,775,000
Proceeds from maturities, payments and calls of securities to be held to maturity	18,875,000	2,976,000
Proceeds from sales of other real estate owned	1,309,000	808,000
Purchases of securities available for sale	(11,255,000)	(510,000)
Purchases of securities to be held to maturity	(5,344,000)	(16,509,000)
Net (increase) decrease in loans	(22,633,000)	6,295,000
Capital expenditures	(76,000)	(71,000)
Net cash provided by investing activities	25,555,000	391,000
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(8,650,000)	(2,284,000)
Net increase (decrease) in certificates of deposit	(49,344,000)	23,855,000
Net decrease in short-term borrowings	(22,340,000)	—
Advances on long-term borrowings	55,000,000	—
Repayment on long-term borrowings	—	(25,606,000)
Payment to repurchase common stock	(180,000)	—
Proceeds from sale of common stock	110,000	103,000
Dividends paid	(2,255,000)	(2,139,000)
Net cash used by financing activities	(27,659,000)	(6,071,000)
Net increase (decrease) in cash and cash equivalents	798,000	(2,676,000)
Cash and cash equivalents at beginning of period	13,057,000	16,570,000
Cash and cash equivalents at end of period	$13,855,000	$13,894,000
Interest paid	$2,621,000	$2,864,000
Income taxes paid	—	180,000
Non-cash transactions
Net transfer from loans to other real estate owned	$380,000	$899,000

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of The First, N.A. ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2015 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2014.
Subsequent Events
Events occurring subsequent to March 31, 2015, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$124,969,000	$2,790,000	$(142,000)	$127,617,000
State and political subdivisions	24,384,000	1,328,000	(114,000)	25,598,000
Other equity securities	2,997,000	105,000	—	3,102,000
	$152,350,000	$4,223,000	$(256,000)	$156,317,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$82,974,000	$108,000	$(912,000)	$82,170,000
Mortgage-backed securities	53,228,000	2,030,000	(116,000)	55,142,000
State and political subdivisions	125,953,000	3,811,000	(129,000)	129,635,000
Corporate securities	300,000	—	—	300,000
	$262,455,000	$5,949,000	$(1,157,000)	$267,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$149,796,000	$2,637,000	$(578,000)	$151,855,000
State and political subdivisions	29,094,000	1,865,000	(104,000)	30,855,000
Other equity securities	2,490,000	65,000	(4,000)	2,551,000
	$181,380,000	$4,567,000	$(686,000)	$185,261,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,341,000	$54,000	$(2,066,000)	$90,329,000
Mortgage-backed securities	57,003,000	1,830,000	(116,000)	58,717,000
State and political subdivisions	126,275,000	4,114,000	(31,000)	130,358,000
Corporate securities	300,000	—	—	300,000
	$275,919,000	$5,998,000	$(2,213,000)	$279,704,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$172,909,000	$1,917,000	$(2,711,000)	$172,115,000
State and political subdivisions	133,303,000	2,796,000	(4,784,000)	131,315,000
Other equity securities	2,207,000	66,000	(3,000)	2,270,000
	$308,419,000	$4,779,000	$(7,498,000)	$305,700,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,312,000	$2,000	$(9,131,000)	$83,183,000
Mortgage-backed securities	49,805,000	1,652,000	(789,000)	50,668,000
State and political subdivisions	40,436,000	2,070,000	(95,000)	42,411,000
Corporate securities	300,000	—	—	300,000
	$182,853,000	$3,724,000	$(10,015,000)	$176,562,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at March 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,842,000	$2,858,000	$1,873,000	$1,899,000
Due in 1 to 5 years	14,950,000	15,231,000	12,050,000	12,241,000
Due in 5 to 10 years	17,746,000	18,110,000	47,898,000	49,930,000
Due after 10 years	113,815,000	117,016,000	200,634,000	203,177,000
Equity securities	2,997,000	3,102,000	—	—
	$152,350,000	$156,317,000	$262,455,000	$267,247,000

The following table summarizes the contractual maturities of investment securities at December 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,309,000	$2,329,000	$1,693,000	$1,713,000
Due in 1 to 5 years	15,200,000	15,499,000	8,467,000	8,702,000
Due in 5 to 10 years	18,547,000	19,124,000	50,629,000	52,717,000
Due after 10 years	142,834,000	145,758,000	215,130,000	216,572,000
Equity securities	2,490,000	2,551,000	—	—
	$181,380,000	$185,261,000	$275,919,000	$279,704,000

The following table summarizes the contractual maturities of investment securities at March 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$137,000	$137,000	$265,000	$267,000
Due in 1 to 5 years	19,747,000	20,052,000	5,951,000	6,266,000
Due in 5 to 10 years	15,868,000	16,190,000	42,272,000	43,472,000
Due after 10 years	270,460,000	267,051,000	134,365,000	126,557,000
Equity securities	2,207,000	2,270,000	—	—
	$308,419,000	$305,700,000	$182,853,000	$176,562,000
At March 31, 2015, securities with a fair value of $224,133,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $164,919,000 as of December 31, 2014 and $132,657,000 at March 31, 2014, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months and quarters ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Proceeds from sales of securities	$35,465,000	$—
Gross realized gains	1,395,000	36,000
Gross realized losses	—	—
Net gain	$1,395,000	$36,000
Related income taxes	$488,000	$13,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2015, there were 55 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which five had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2015 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$36,459,000	$(595,000)	$10,903,000	$(317,000)	$47,362,000	$(912,000)
Mortgage-backed securities	20,634,000	(256,000)	65,000	(2,000)	20,699,000	(258,000)
State and political subdivisions	10,390,000	(201,000)	1,641,000	(42,000)	12,031,000	(243,000)
	$67,483,000	$(1,052,000)	$12,609,000	$(361,000)	$80,092,000	$(1,413,000)

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

As of March 31, 2014, there were 268 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 73 had been temporarily impaired for 12 months or more. Information regarding securities temporarily impaired as of March 31, 2014 is summarized below:

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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $67,000 at March 31, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2015, and 2014, and December 31, 2014, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2015. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2015 and 2014 and at December 31, 2014:

	March 31, 2015		December 31, 2014		March 31, 2014
Commercial
Real estate	$242,021,000	25.8%	$242,311,000	26.4%	$240,187,000	27.7%
Construction	34,683,000	3.7%	30,932,000	3.4%	21,686,000	2.5%
Other	115,455,000	12.3%	104,531,000	11.4%	97,276,000	11.2%
Municipal	26,277,000	2.8%	20,424,000	2.2%	17,790,000	2.0%
Residential
Term	383,869,000	40.8%	384,032,000	41.9%	372,479,000	42.9%
Construction	13,036,000	1.4%	12,160,000	1.3%	12,360,000	1.4%
Home equity line of credit	104,100,000	11.1%	103,521,000	11.3%	92,202,000	10.6%
Consumer	19,728,000	2.1%	19,653,000	2.1%	14,934,000	1.7%
Total	$939,169,000	100.0%	$917,564,000	100.0%	$868,914,000	100.0%
Loan balances include net deferred loan costs of $2,933,000 as of March 31, 2015, $2,729,000 as of December 31, 2014, and $2,264,000 as of March 31, 2014. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $240,760,000 at March 31, 2015, $266,716,000 at December 31, 2014, and $268,963,000 at March 31, 2014, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $244,170,000 at March 31, 2015, $240,943,000 at December 31, 2014, and $181,617,000 at March 31, 2014, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$491,000	$—	$307,000	$798,000	$241,223,000	$242,021,000	$—
Construction	21,000	—	208,000	229,000	34,454,000	34,683,000	—
Other	135,000	2,000	857,000	994,000	114,461,000	115,455,000	—
Municipal	—	—	—	—	26,277,000	26,277,000	—
Residential
Term	3,948,000	1,438,000	2,857,000	8,243,000	375,626,000	383,869,000	100,000
Construction	—	—	—	—	13,036,000	13,036,000	—
Home equity line of credit	488,000	105,000	864,000	1,457,000	102,643,000	104,100,000	—
Consumer	136,000	16,000	85,000	237,000	19,491,000	19,728,000	84,000
Total	$5,219,000	$1,561,000	$5,178,000	$11,958,000	$927,211,000	$939,169,000	$184,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$346,000	$107,000	$407,000	$860,000	$241,451,000	$242,311,000	$—
Construction	—	41,000	208,000	249,000	30,683,000	30,932,000	—
Other	336,000	543,000	314,000	1,193,000	103,338,000	104,531,000	—
Municipal	—	—	—	—	20,424,000	20,424,000	—
Residential
Term	1,140,000	2,118,000	3,745,000	7,003,000	377,029,000	384,032,000	101,000
Construction	—	—	—	—	12,160,000	12,160,000	—
Home equity line of credit	621,000	769,000	732,000	2,122,000	101,399,000	103,521,000	—
Consumer	303,000	53,000	80,000	436,000	19,217,000	19,653,000	80,000
Total	$2,746,000	$3,631,000	$5,486,000	$11,863,000	$905,701,000	$917,564,000	$181,000

Information on the past-due status of loans by class of financing receivable as of March 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,186,000	$55,000	$1,121,000	$2,362,000	$237,825,000	$240,187,000	$—
Construction	—	—	208,000	208,000	21,478,000	21,686,000	—
Other	231,000	231,000	1,384,000	1,846,000	95,430,000	97,276,000	—
Municipal	—	—	—	—	17,790,000	17,790,000	—
Residential
Term	2,557,000	933,000	3,492,000	6,982,000	365,497,000	372,479,000	137,000
Construction	—	—	—	—	12,360,000	12,360,000	—
Home equity line of credit	250,000	40,000	1,046,000	1,336,000	90,866,000	92,202,000	29,000
Consumer	67,000	27,000	57,000	151,000	14,783,000	14,934,000	58,000
Total	$4,291,000	$1,286,000	$7,308,000	$12,885,000	$856,029,000	$868,914,000	$224,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2015 and 2014 and at December 31, 2014 is presented in the following table:

	March 31, 2015	December 31, 2014	March 31, 2014
Commercial
Real estate	$1,609,000	$2,088,000	$2,835,000
Construction	208,000	208,000	208,000
Other	932,000	935,000	3,008,000
Municipal	—	—	—
Residential
Term	6,514,000	6,421,000	7,103,000
Construction	—	—	—
Home equity line of credit	1,039,000	832,000	1,017,000
Consumer	25,000	26,000	—
Total	$10,327,000	$10,510,000	$14,171,000
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

A breakdown of impaired loans by class of financing receivable as of and for the three months ended March 31, 2015, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$9,062,000	$9,496,000	$—	$10,899,000	$88,000
Construction	—	—	—	—	—
Other	2,305,000	2,411,000	—	2,465,000	16,000
Municipal	—	—	—	—	—
Residential
Term	11,235,000	12,243,000	—	11,136,000	100,000
Construction	—	—	—	—	—
Home equity line of credit	1,363,000	1,958,000	—	1,281,000	8,000
Consumer	25,000	28,000	—	25,000	1,000
	$23,990,000	$26,136,000	$—	$25,806,000	$213,000
With an Allowance Recorded
Commercial
Real estate	$3,643,000	$3,955,000	$248,000	$1,996,000	$32,000
Construction	1,380,000	1,380,000	396,000	1,372,000	13,000
Other	416,000	1,115,000	347,000	327,000	—
Municipal	—	—	—	—	—
Residential
Term	5,113,000	5,363,000	421,000	5,233,000	53,000
Construction	—	—	—	—	—
Home equity line of credit	291,000	295,000	24,000	387,000	—
Consumer	—	—	—	—	—
	$10,843,000	$12,108,000	$1,436,000	$9,315,000	$98,000
Total
Commercial
Real estate	$12,705,000	$13,451,000	$248,000	$12,895,000	$120,000
Construction	1,380,000	1,380,000	396,000	1,372,000	13,000
Other	2,721,000	3,526,000	347,000	2,792,000	16,000
Municipal	—	—	—	—	—
Residential
Term	16,348,000	17,606,000	421,000	16,369,000	153,000
Construction	—	—	—	—	—
Home equity line of credit	1,654,000	2,253,000	24,000	1,668,000	8,000
Consumer	25,000	28,000	—	25,000	1,000
	$34,833,000	$38,244,000	$1,436,000	$35,121,000	$311,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,687,000	$12,423,000	$—	$11,080,000	$488,000
Construction	—	—	—	30,000	—
Other	2,616,000	3,407,000	—	3,853,000	156,000
Municipal	—	—	—	—	—
Residential
Term	10,820,000	11,824,000	—	10,505,000	402,000
Construction	—	—	—	—	—
Home equity line of credit	1,164,000	1,395,000	—	1,447,000	29,000
Consumer	26,000	28,000	—	11,000	3,000
	$26,313,000	$29,077,000	$—	$26,926,000	$1,078,000
With an Allowance Recorded
Commercial
Real estate	$1,617,000	$1,789,000	$346,000	$3,040,000	$62,000
Construction	1,380,000	1,380,000	413,000	1,279,000	56,000
Other	326,000	338,000	129,000	1,103,000	13,000
Municipal	—	—	—	—	—
Residential
Term	5,303,000	5,513,000	519,000	5,738,000	239,000
Construction	—	—	—	—	—
Home equity line of credit	923,000	929,000	396,000	318,000	17,000
Consumer	—	—	—	—	—
	$9,549,000	$9,949,000	$1,803,000	$11,478,000	$387,000
Total
Commercial
Real estate	$13,304,000	$14,212,000	$346,000	$14,120,000	$550,000
Construction	1,380,000	1,380,000	413,000	1,309,000	56,000
Other	2,942,000	3,745,000	129,000	4,956,000	169,000
Municipal	—	—	—	—	—
Residential
Term	16,123,000	17,337,000	519,000	16,243,000	641,000
Construction	—	—	—	—	—
Home equity line of credit	2,087,000	2,324,000	396,000	1,765,000	46,000
Consumer	26,000	28,000	—	11,000	3,000
	$35,862,000	$39,026,000	$1,803,000	$38,404,000	$1,465,000

A breakdown of impaired loans by class of financing receivable as of and for the three months ended March 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,428,000	$12,066,000	$—	$11,735,000	$94,000
Construction	208,000	208,000	—	69,000	—
Other	4,214,000	5,910,000	—	5,148,000	24,000
Municipal	—	—	—	—	—
Residential
Term	10,985,000	11,898,000	—	11,325,000	188,000
Construction	—	—	—	—	—
Home equity line of credit	1,473,000	1,716,000	—	1,510,000	6,000
Consumer	—	—	—	—	—
	$28,308,000	$31,798,000	$—	$29,787,000	$312,000
With an Allowance Recorded
Commercial
Real estate	$3,832,000	$3,992,000	$1,019,000	$3,533,000	$34,000
Construction	1,284,000	1,284,000	276,000	1,284,000	16,000
Other	1,044,000	1,097,000	834,000	1,054,000	4,000
Municipal	—	—	—	—	—
Residential
Term	5,939,000	6,195,000	574,000	5,817,000	65,000
Construction	—	—	—	—	—
Home equity line of credit	180,000	181,000	83,000	122,000	1,000
Consumer	—	—	—	—	—
	$12,279,000	$12,749,000	$2,786,000	$11,810,000	$120,000
Total
Commercial
Real estate	$15,260,000	$16,058,000	$1,019,000	$15,268,000	$128,000
Construction	1,492,000	1,492,000	276,000	1,354,000	16,000
Other	5,258,000	7,007,000	834,000	6,202,000	28,000
Municipal	—	—	—	—	—
Residential
Term	16,924,000	18,093,000	574,000	17,142,000	253,000
Construction	—	—	—	—	—
Home equity line of credit	1,653,000	1,897,000	83,000	1,631,000	7,000
Consumer	—	—	—	—	—
	$40,587,000	$44,547,000	$2,786,000	$41,597,000	$432,000

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
As of March 31, 2015, the Company had 90 loans with a value of $26,524,000 that have been classified as TDRs. This compares to 94 loans with a value of $27,214,000 and 101 loans with a value of $28,796,000 classified as TDRs as of December 31, 2014 and March 31, 2014, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of March 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$11,831,000	$133,000
Construction	1	1,172,000	189,000
Other	13	1,789,000	—
Municipal	—	—	—
Residential
Term	54	10,917,000	351,000
Construction	—	—	—
Home equity line of credit	5	815,000	22,000
Consumer	—	—	—
	90	$26,524,000	$695,000
The following table shows TDRs by class and the specific reserve as of December 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$12,282,000	$267,000
Construction	1	1,172,000	207,000
Other	15	2,007,000	—
Municipal	—	—	—
Residential
Term	54	10,932,000	373,000
Construction	—	—	—
Home equity line of credit	5	821,000	21,000
Consumer	—	—	—
	94	$27,214,000	$868,000

The following table shows TDRs by class and the specific reserve as of March 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	20	$12,925,000	$520,000
Construction	1	1,284,000	277,000
Other	19	2,300,000	103,000
Municipal	—	—	—
Residential
Term	56	11,450,000	346,000
Construction	—	—	—
Home equity line of credit	5	837,000	—
Consumer	—	—	—
	101	$28,796,000	$1,246,000

As of March 31, 2015, eight of the loans classified as TDRs with a total balance of $1,121,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	7	920,000	—
Construction	—	—	—
Home equity line of credit	1	201,000	22,000
Consumer	—	—	—
	8	$1,121,000	$22,000

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

For the three months ended March 31, 2015, no loans were placed on TDR status. This compares to three loans placed on TDR status with a post-modification outstanding balance of $293,000 for the three months ended March 31, 2014. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following tables show loans placed on TDR status in the three months ended March 31, 2014, by class of loan and the associated specific reserve included in the allowance for loan losses as of March 31, 2014:

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

As of March 31, 2015, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,206,000. There were also 14 loans with an outstanding balance of $2,019,000 that were classified as TDRs and on non-accrual status. Four loans with an outstanding balance of $472,000, that were classified as TDRs, were in the process of foreclosure.

Consumer Mortgage Loans in Process of Foreclosure
As of March 31, 2015, there were 16 consumer mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of 1,677,000.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of March 31, 2015, December 31, 2014, and March 31, 2014, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$248,000	$1,094,000	$1,775,000	$—	$3,117,000
Construction	396,000	157,000	254,000	—	807,000
Other	347,000	521,000	846,000	—	1,714,000
Municipal	—	—	16,000	—	16,000
Residential
Term	421,000	298,000	389,000	—	1,108,000
Construction	—	10,000	13,000	—	23,000
Home equity line of credit	24,000	716,000	304,000	—	1,044,000
Consumer	—	318,000	208,000	—	526,000
Unallocated	—	—	—	1,841,000	1,841,000
	$1,436,000	$3,114,000	$3,805,000	$1,841,000	$10,196,000

As of December 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$346,000	$1,444,000	$1,742,000	$—	$3,532,000
Construction	413,000	186,000	224,000	—	823,000
Other	129,000	624,000	752,000	—	1,505,000
Municipal	—	—	15,000	—	15,000
Residential
Term	519,000	297,000	369,000	—	1,185,000
Construction	—	9,000	11,000	—	20,000
Home equity line of credit	396,000	376,000	288,000	—	1,060,000
Consumer	—	346,000	196,000	—	542,000
Unallocated	—	—	—	1,662,000	1,662,000
	$1,803,000	$3,282,000	$3,597,000	$1,662,000	$10,344,000

As of March 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,019,000	$1,707,000	$1,774,000	$—	$4,500,000
Construction	276,000	154,000	160,000	—	590,000
Other	834,000	690,000	717,000	—	2,241,000
Municipal	—	—	15,000	—	15,000
Residential
Term	574,000	303,000	355,000	—	1,232,000
Construction	—	10,000	12,000	—	22,000
Home equity line of credit	83,000	343,000	282,000	—	708,000
Consumer	—	323,000	194,000	—	517,000
Unallocated	—	—	—	1,830,000	1,830,000
	$2,786,000	$3,530,000	$3,509,000	$1,830,000	$11,655,000
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
The qualitative portion of the allowance for loan losses was 0.41% and 0.39% of related loans as of March 31, 2015 and December 31, 2014, respectively. The qualitative portion increased $208,000 between December 31, 2014 and March 31, 2015 due to an increase in loans outstanding.
The unallocated component of the allowance totaled $1,841,000 at March 31, 2015, or 18.1% of the total reserve. This compares to $1,662,000 or 16.1% as of December 31, 2014. The increase in the unallocated portion is due to increased loan demand in comparison to previous years. Management feels the increase in the unallocated portion is directionally consistent with this change in demand.
The allowance for loan losses as a percent of total loans stood at 1.09% as of March 31, 2015. This compares to 1.13% of total loans as of December 31, 2014 and 1.34% of total loans as of March 31, 2014.
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
Construction loans, both commercial and residential, comprise a small portion of the portfolio, and at 34.1% of capital are well under the regulatory guidance of 100.0% of capital at March 31, 2015. Construction loans and non-owner-occupied commercial real estate loans are at 97.3% of total capital, well under regulatory guidance of 300.0% of capital at March 31, 2015.
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
7    Substandard
Loans in this category are inadequately protected by the paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2015:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$11,000	$—	$344,000	$—	$355,000
2 Above Average	11,599,000	766,000	8,282,000	24,687,000	45,334,000
3 Satisfactory	52,828,000	2,227,000	24,758,000	1,590,000	81,403,000
4 Average	108,480,000	25,867,000	55,120,000	—	189,467,000
5 Watch	36,816,000	2,567,000	17,642,000	—	57,025,000
6 OAEM	9,670,000	2,509,000	1,669,000	—	13,848,000
7 Substandard	22,617,000	747,000	7,640,000	—	31,004,000
8 Doubtful	—	—	—	—	—
Total	$242,021,000	$34,683,000	$115,455,000	$26,277,000	$418,436,000
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2014:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2015.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2015, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2015:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2015
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Charge offs	122,000	—	2,000	—	83,000	—	447,000	62,000	—	716,000
Recoveries	—	—	4,000	—	6,000	—	22,000	36,000	—	68,000
Provision (credit)	(293,000)	(16,000)	207,000	1,000	—	3,000	409,000	10,000	179,000	500,000
Ending balance	$3,117,000	$807,000	$1,714,000	$16,000	$1,108,000	$23,000	$1,044,000	$526,000	$1,841,000	$10,196,000
Allowance for loan losses as of March 31, 2015
Ending balance specifically evaluated for impairment	$248,000	$396,000	$347,000	$—	$421,000	$—	$24,000	$—	$—	$1,436,000
Ending balance collectively evaluated for impairment	$2,869,000	$411,000	$1,367,000	$16,000	$687,000	$23,000	$1,020,000	$526,000	$1,841,000	$8,760,000
Related loan balances as of March 31, 2015
Ending balance	$242,021,000	$34,683,000	$115,455,000	$26,277,000	$383,869,000	$13,036,000	$104,100,000	$19,728,000	$—	$939,169,000
Ending balance specifically evaluated for impairment	$12,705,000	$1,380,000	$2,721,000	$—	$16,348,000	$—	$1,654,000	$25,000	$—	$34,833,000
Ending balance collectively evaluated for impairment	$229,316,000	$33,303,000	$112,734,000	$26,277,000	$367,521,000	$13,036,000	$102,446,000	$19,703,000	$—	$904,336,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2014 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2014:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2014
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Charge offs	1,205,000	—	989,000	—	699,000	—	153,000	449,000	—	3,495,000
Recoveries	144,000	—	758,000	—	36,000	25,000	16,000	196,000	—	1,175,000
Provision (credit)	(9,000)	248,000	(540,000)	—	749,000	(26,000)	522,000	222,000	(16,000)	1,150,000
Ending balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Allowance for loan losses as of December 31, 2014
Ending balance specifically evaluated for impairment	$346,000	$413,000	$129,000	$—	$519,000	$—	$396,000	$—	$—	$1,803,000
Ending balance collectively evaluated for impairment	$3,186,000	$410,000	$1,376,000	$15,000	$666,000	$20,000	$664,000	$542,000	$1,662,000	$8,541,000
Related loan balances as of December 31, 2014
Ending balance	$242,311,000	$30,932,000	$104,531,000	$20,424,000	$384,032,000	$12,160,000	$103,521,000	$19,653,000	$—	$917,564,000
Ending balance specifically evaluated for impairment	$13,304,000	$1,380,000	$2,942,000	$—	$16,123,000	$—	$2,087,000	$26,000	$—	$35,862,000
Ending balance collectively evaluated for impairment	$229,007,000	$29,552,000	$101,589,000	$20,424,000	$367,909,000	$12,160,000	$101,434,000	$19,627,000	$—	$881,702,000

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

As of March 31, 2015, 86,336 shares of restricted stock had been granted under the 2010 Plan, of which 66,644 shares remain restricted as of March 31, 2015 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	5.0	5,500	0.9
2012	4.0	2,704	0.9
2012	5.0	7,996	1.9
2013	3.0	3,808	0.8
2013	5.0	14,776	2.8
2014	2.0	7,786	0.9
2014	5.0	10,422	3.9
2015	1.0	2,156	0.8
2015	5.0	11,496	4.8
		66,644	2.6
The compensation cost related to these restricted stock grants is $1,079,000 and will be recognized over the vesting terms of each grant. In the three months ended March 31, 2015, $74,000 of expense was recognized for these restricted shares, leaving $567,000 in unrecognized expense as of March 31, 2015. In the three months ended March 31, 2014, $102,000 of expense was recognized for restricted shares, leaving $741,000 in unrecognized expense as of March 31, 2014.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of March 31, 2015, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of March 31, 2015 and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	42,000	$18.00
Granted in 2015	—	—		—
Exercised in 2015	—	—		—
Expired unexercised in 2015	42,000	18.00		—
Outstanding at March 31, 2015	—	$—	—	—
Exercisable at March 31, 2015	—	$—	—	—

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

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Proceeds from sale of common stock totaled $110,000 and $103,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2015 and 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2015
Net income as reported	$4,175,000
Basic EPS: Income available to common shareholders	4,175,000	10,665,059	$0.39
Effect of dilutive securities: restricted stock		66,430
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,175,000	10,731,489	$0.39
For the three months ended March 31, 2014
Net income as reported	$3,428,000
Basic EPS: Income available to common shareholders	3,428,000	10,627,214	$0.32
Effect of dilutive securities: restricted stock		60,911
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,428,000	10,688,125	$0.32

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

The following table presents the number of options and warrants outstanding as of March 31, 2015 and 2014 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three months ended March 31, 2015
Incentive stock options	—	—	—
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	225,904	225,904	—
For the three months ended March 31, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2014. The amount for 2015 has not been established. The expense related to the 401(k) plan was $121,000 and $116,000 for the three months ended March 31, 2015 and 2014, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $78,000 for the three months ended March 31, 2015 and $94,000 for the same period in 2014. As of March 31, 2015, the associated accrued liability included in other liabilities in the balance sheet was $3,031,000 compared to $2,999,000 and $2,413,000 at December 31, 2014 and March 31, 2014, respectively.

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

	At or for the three months ended March 31,
	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$1,928,000	$1,479,000
Service cost	—	5,000
Interest cost	18,000	22,000
Benefits paid	(26,000)	(26,000)
Benefit obligation at end of period	$1,920,000	$1,480,000
Funded status
Benefit obligation at end of period	$(1,920,000)	$(1,480,000)
Unamortized (gain) loss	192,000	(289,000)
Accrued benefit cost at end of period	$(1,728,000)	$(1,769,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$—	$5,000
Interest cost	18,000	22,000
Net periodic benefit cost	$18,000	$27,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
Unamortized net actuarial gain (loss)	$(192,000)	$(192,000)	$289,000
Deferred tax (expense) benefit at 35%	67,000	67,000	(101,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(125,000)	$(125,000)	$188,000

A weighted average discount rate of 4.25% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the second quarter of 2015 are $30,000 and the expected benefit payments for all of 2015 are $120,000. Plan expense for 2015 is estimated to be $80,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
Balance at beginning of period	$2,522,000	$(6,591,000)
Unrealized gains arising during the period	1,483,000	7,457,000
Reclassification of realized gains during the period	(1,395,000)	(36,000)
Related deferred taxes	(31,000)	(2,597,000)
Net change	57,000	4,824,000
Balance at end of period	$2,579,000	$(1,767,000)

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
Balance at beginning of period	$(48,000)	$—
Net unrealized losses transferred during the period	—	—
Amortization of net unrealized losses	(14,000)	—
Related deferred taxes	(5,000)	—
Net change	(19,000)	—
Balance at end of period	$(67,000)	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
Unrecognized postretirement benefits at beginning of period	$(125,000)	$188,000
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$(125,000)	$188,000

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
As of December 31, 2014, the amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2015	$57,000
2016	43,000
2017	43,000
2018	43,000
2019	43,000
Thereafter	131,000
Total	$360,000

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2015, the prepayment assumption using the PSA model was 214, which translates into an anticipated prepayment rate of 12.83%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.88%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2015 and 2014, servicing rights capitalized totaled $64,000 and $81,000, respectively. Servicing rights amortized for the three months ended March 31, 2015 and 2014, were $104,000 and $114,000, respectively. The fair value of servicing rights was $1,746,000, $2,088,000 and $2,114,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Bank serviced loans for others totaling $214,537,000, $214,086,000 and $211,725,000 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2015	December 31, 2014	March 31, 2014
Mortgage servicing rights	$6,103,000	$6,039,000	$7,240,000
Accumulated amortization	(5,053,000)	(4,949,000)	(6,098,000)
Impairment reserve	(47,000)	(4,000)	(13,000)
	$1,003,000	$1,086,000	$1,129,000

Note 12 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2012 through 2014.

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2015 and 2014, and at December 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
Certificates of deposit < $100,000	$137,166,000	$184,471,000	$230,762,000
Certificates $100,000 to $250,000	210,657,000	221,892,000	278,185,000
Certificates $250,000 and over	50,334,000	41,138,000	46,027,000
	$398,157,000	$447,501,000	$554,974,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2015, December 31, 2014 and March 31, 2014.

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$127,617,000	$—	$127,617,000
State and political subdivisions	—	25,598,000	—	25,598,000
Other equity securities	—	3,102,000	—	3,102,000
Total assets	$—	$156,317,000	$—	$156,317,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$151,855,000	$—	$151,855,000
State and political subdivisions	—	30,855,000	—	30,855,000
Other equity securities	—	2,551,000	—	2,551,000
Total assets	$—	$185,261,000	$—	$185,261,000

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$172,115,000	$—	$172,115,000
State and political subdivisions	—	131,315,000	—	131,315,000
Other equity securities	—	2,270,000	—	2,270,000
Total assets	$—	$305,700,000	$—	$305,700,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $387,000, $654,000 and $215,000 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $799,000, $1,074,000 and $1,762,000 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$2,899,000	$—	$2,899,000
Impaired loans	—	1,439,000	—	1,439,000
Total assets	$—	$4,338,000	$—	$4,338,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,785,000	$—	$3,785,000
Impaired loans	—	1,909,000	—	1,909,000
Total assets	$—	$5,694,000	$—	$5,694,000

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,934,000	$—	$4,934,000
Impaired loans	—	2,327,000	—	2,327,000
Total assets	$—	$7,261,000	$—	$7,261,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,855,000	$13,855,000	$13,855,000	$—	$—
Interest bearing deposits in other banks	336,000	336,000	336,000	—	—
Securities available for sale	156,317,000	156,317,000	—	156,317,000	—
Securities to be held to maturity	262,455,000	267,247,000	—	267,247,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,218,000	236,340,000	—	184,000	236,156,000
Construction	33,698,000	33,432,000	—	—	33,432,000
Other	113,363,000	113,409,000	—	9,000	113,400,000
Municipal	26,257,000	26,844,000	—	—	26,844,000
Residential
Term	382,517,000	389,582,000	—	1,018,000	388,564,000
Construction	13,008,000	12,988,000	—	—	12,988,000
Home equity line of credit	102,826,000	102,302,000	—	228,000	102,074,000
Consumer	19,086,000	19,259,000	—	—	19,259,000
Total loans	928,973,000	934,156,000	—	1,439,000	932,717,000
Mortgage servicing rights	1,003,000	1,746,000	—	1,746,000	—
Accrued interest receivable	5,724,000	5,724,000	—	5,724,000	—
Financial liabilities
Demand deposits	$100,939,000	$99,935,000	$—	$99,935,000	$—
NOW deposits	199,099,000	189,139,000	—	189,139,000	—
Money market deposits	101,292,000	87,816,000	—	87,816,000	—
Savings deposits	167,338,000	151,345,000	—	151,345,000	—
Local certificates of deposit	199,553,000	200,506,000	—	200,506,000	—
National certificates of deposit	198,604,000	198,846,000	—	198,846,000	—
Total deposits	966,825,000	927,587,000	—	927,587,000	—
Repurchase agreements	85,657,000	81,693,000	—	81,693,000	—
Federal Home Loan Bank advances	226,919,000	230,230,000	—	230,230,000	—
Total borrowed funds	312,576,000	311,923,000	—	311,923,000	—
Accrued interest payable	564,000	564,000	—	564,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,057,000	$13,057,000	$13,057,000	$—	$—
Interest bearing deposits in other banks	3,559,000	3,559,000	3,559,000	—	—
Securities available for sale	185,261,000	185,261,000	—	185,261,000	—
Securities to be held to maturity	275,919,000	279,704,000	—	279,704,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,104,000	236,368,000	—	431,000	235,937,000
Construction	29,951,000	29,733,000	—	—	29,733,000
Other	102,738,000	102,858,000	—	—	102,858,000
Municipal	20,406,000	20,833,000	—	—	20,833,000
Residential
Term	382,620,000	389,200,000	—	990,000	388,210,000
Construction	12,136,000	12,123,000	—	—	12,123,000
Home equity line of credit	102,258,000	101,733,000	—	488,000	101,245,000
Consumer	19,007,000	19,207,000	—	—	19,207,000
Total loans	907,220,000	912,055,000	—	1,909,000	910,146,000
Mortgage servicing rights	1,086,000	2,088,000	—	2,088,000	—
Accrued interest receivable	4,748,000	4,748,000	—	4,748,000	—
Financial liabilities
Demand deposits	$113,133,000	$109,973,000	$—	$109,973,000	$—
NOW deposits	199,977,000	186,490,000	—	186,490,000	—
Money market deposits	98,607,000	83,837,000	—	83,837,000	—
Savings deposits	165,601,000	146,936,000	—	146,936,000	—
Local certificates of deposit	205,072,000	205,360,000	—	205,360,000	—
National certificates of deposit	242,429,000	242,824,000	—	242,824,000	—
Total deposits	1,024,819,000	975,420,000	—	975,420,000	—
Repurchase agreements	74,725,000	70,783,000	—	70,783,000	—
Federal Home Loan Bank advances	205,191,000	208,259,000	—	208,259,000	—
Total borrowed funds	279,916,000	279,042,000	—	279,042,000	—
Accrued interest payable	521,000	521,000	—	521,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,894,000	$13,894,000	$13,894,000	$—	$—
Interest bearing deposits in other banks	2,935,000	2,935,000	2,935,000	—	—
Securities available for sale	305,700,000	305,700,000	—	305,700,000	—
Securities to be held to maturity	182,853,000	176,562,000	—	176,562,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	56,000	56,000	—	56,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	234,848,000	233,305,000	—	672,000	232,633,000
Construction	20,986,000	20,848,000	—	—	20,848,000
Other	94,618,000	94,888,000	—	199,000	94,689,000
Municipal	17,772,000	18,089,000	—	—	18,089,000
Residential
Term	371,018,000	375,802,000	—	1,397,000	374,405,000
Construction	12,334,000	12,312,000	—	—	12,312,000
Home equity line of credit	91,362,000	91,075,000	—	59,000	91,016,000
Consumer	14,321,000	14,650,000	—	—	14,650,000
Total loans	857,259,000	860,969,000	—	2,327,000	858,642,000
Mortgage servicing rights	1,129,000	2,114,000	—	2,114,000	—
Accrued interest receivable	5,962,000	5,962,000	—	5,962,000	—
Financial liabilities
Demand deposits	$94,260,000	$87,904,000	$—	$87,904,000	$—
NOW deposits	158,278,000	140,824,000	—	140,824,000	—
Money market deposits	89,382,000	72,560,000	—	72,560,000	—
Savings deposits	149,076,000	126,637,000	—	126,637,000	—
Local certificates of deposit	224,552,000	226,091,000	—	226,091,000	—
National certificates of deposit	330,422,000	332,069,000	—	332,069,000	—
Total deposits	1,045,970,000	986,085,000	—	986,085,000	—
Repurchase agreements	83,372,000	83,372,000	—	83,372,000	—
Federal Home Loan Bank advances	170,147,000	174,646,000	—	174,646,000	—
Total borrowed funds	253,519,000	258,018,000	—	258,018,000	—
Accrued interest payable	607,000	607,000	—	607,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit entities to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer
Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this Update are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU was issued to provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2015 and 2014.

	For the three months ended March 31,
Dollars in thousands	2015	2014
Net interest income as presented	$9,702	$9,711
Effect of tax-exempt income	784	921
Net interest income, tax equivalent	$10,486	$10,632
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

	For the three months ended March 31,
Dollars in thousands	2015	2014
Non-interest expense, as presented	$7,265	$7,252
Net interest income, as presented	9,702	9,711
Effect of tax-exempt income	784	921
Non-interest income, as presented	3,658	2,332
Effect of non-interest tax-exempt income	45	45
Net securities gains	(1,395)	(36)
Adjusted net interest income plus non-interest income	$12,794	$12,973
Non-GAAP efficiency ratio	56.79%	55.90%
GAAP efficiency ratio	54.38%	60.22%
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

	For the three months ended March 31,
Dollars in thousands	2015	2014
Average shareholders' equity as presented	$164,142	$151,217
Less intangible assets	(30,151)	(30,461)
Average tangible shareholders' common equity	$133,991	$120,756

Executive Summary
Net income for the three months ended March 31, 2015 was $4.2 million, up $747,000 or 21.8% from the same period in 2014. Earnings per common share on a fully diluted basis were $0.39 for the three months ended March 31, 2015, up $0.07 or 21.9% from the $0.32 posted for the same period in 2014.
This was an excellent quarter for The First Bancorp, Inc. Net income was the best quarterly income reported in the Company's history, $67,000 or 1.6% above the previous highest set in the third quarter of 2014. Strong operating results were driven by two factors: good loan growth and controlled operating expenses. In addition, the Board of Directors voted to maintain the quarterly dividend in March at $0.21 per share. Net interest income on a tax-equivalent basis was down $146,000 or 1.4% in the three months ended March 31, 2015 compared to the same period in 2014. Lower levels of earning assets were responsible for $131,000 of the decrease and $15,000 resulted from a the Company's net interest margin decreasing from 3.13% for the three months ended March 31, 2014 to 3.10% for same period in 2015.

Non-interest income for the three months ended March 31, 2015 was $1.3 million or 56.9% higher than in the three months ended March 31, 2014. This was attributable to an increase in net securities gains.
Credit quality continues to show significant improvement. Non-performing assets stood at 0.91% of total assets as of March 31, 2015 - the lowest level seen since the third quarter of 2008, well below the 1.30% of total assets as of March 31, 2014 and down from 0.97% as of December 31, 2014. Total past-due loans were 1.27% of total loans as of March 31, 2015, compared to 1.29% of total loans as of December 31, 2014, and 1.48% as of March 31, 2014.
The provision for loan losses for the first three months of 2015 was $500,000, $100,000 or 25.0% higher than in the same period in 2014. Net loan chargeoffs for the three months ended March 31, 2015 were $648,000 or 0.28% of average loans on an annualized basis. This was up $389,000 from net chargeoffs of $259,000 or 0.12% of average loans on an annualized basis for the three months ended March 31, 2014. The allowance for loan losses decreased $148,000 between December 31, 2014 and March 31, 2015, and is 1.09% of loans outstanding as of March 31, 2015, down from 1.13% at December 31, 2014 and from 1.34% a year ago.
Total assets have decreased $23.3 million or 1.6% year-to-date. The loan portfolio increased $21.6 million in the three months ended March 31, 2015 and $70.3 million from a year ago. The investment portfolio has decreased $42.4 million or 8.9% year-to-date and $69.8 million or 13.9% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $11.3 million or 2.4% year-to-date and increased $65.8 million or 16.4% over the past year. The year-to-date decrease is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) decreased $25.0 million and wholesale CDs decreased $132.2 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.46%, well above the well-capitalized threshold of 10.5% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.63% for the three months ended March 31, 2015 compared to 11.51% for the same period in 2014. Based upon December 31, 2014 data, our return on average tangible common equity was in the top 26% of all banks in the UBPR peer group, which had an average return on equity of 9.62%. Our efficiency ratio continues to be an important component in our overall performance and increased slightly to 56.79% for the three months ended March 31, 2015, from 55.90% for the same period in 2014. This ratio remains well below the UBPR peer group average of 66.39% as of December 31, 2014.

Net Interest Income
Total interest income of $12.4 million for the three months ended March 31, 2015, was an decrease of $258,000 or 2.0% compared to total interest income of $12.6 million for the same period of 2014. Total interest expense of $2.7 million for the three months ended March 31, 2015 is a $249,000 or 8.6% decrease from total interest expense of $2.9 million for the three months ended March 31, 2014. As a result, net interest income of $9.7 million for the three months ended March 31, 2015, remained virtually the same as reported for the three months ended March 31, 2014. The Company's net interest margin on a tax-equivalent basis decreased from 3.13% for the three months ended March 31, 2014 to 3.10% for the three months ended March 31, 2015. Tax-exempt interest income amounted to $1.5 million for the three months ended March 31, 2015 and $1.7 million for the same period of 2014.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2015 and 2014. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2015 and 2014.

	For the three months ended
	March 31, 2015		March 31, 2014
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$5	0.26%	$2	0.25%
Investments	4,213	3.89%	4,876	3.99%
Loans held for sale	2	2.94%	3	3.90%
Loans	8,929	3.92%	8,663	4.01%
Total interest income	13,149	3.89%	13,544	3.99%
Interest expense
Deposits	1,443	0.67%	1,825	0.78%
Other borrowings	1,220	1.65%	1,087	1.72%
Total interest expense	2,663	0.92%	2,912	0.98%
Net interest income	$10,486		$10,632
Interest rate spread		2.97%		3.01%
Net interest margin		3.10%		3.13%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2015 compared to 2014. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2015 and 2014.

For the three months ended March 31, 2015 compared to 2014
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$3	$—	$—	$3
Investment securities	(556)	(120)	13	(663)
Loans held for sale	—	(1)	—	(1)
Loans	469	(191)	(12)	266
Change in interest income	(84)	(312)	1	(395)
Interest expense
Deposits	(150)	(252)	20	(382)
Other borrowings	186	(45)	(8)	133
Change in interest expense	36	(297)	12	(249)
Change in net interest income	$(120)	$(15)	$(11)	$(146)
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2015 and 2014.

	For the three months ended
Dollars in thousands	March 31, 2015	March 31, 2014
Assets
Cash and cash equivalents	$13,565	$15,670
Interest-bearing deposits in other banks	7,699	3,224
Securities available for sale	155,125	309,190
Securities to be held to maturity	270,026	172,521
Restricted equity securities, at cost	13,912	13,912
Loans held for sale	276	312
Loans	924,359	876,910
Allowance for loan losses	(10,123)	(11,641)
Net loans	914,236	865,269
Accrued interest receivable	4,905	5,229
Premises and equipment	22,490	23,486
Other real estate owned	3,114	4,837
Goodwill	29,805	29,805
Other assets	22,252	26,081
Total Assets	$1,457,405	$1,469,536

Liabilities & Shareholders' Equity
Demand deposits	$104,328	$96,093
NOW deposits	198,273	150,669
Money market deposits	97,354	86,600
Savings deposits	166,783	150,631
Certificates of deposit	413,364	566,489
Total deposits	980,102	1,050,482
Borrowed funds – short term	167,437	123,372
Borrowed funds – long term	132,082	132,263
Dividends payable	1,051	973
Other liabilities	12,591	11,229
Total Liabilities	1,293,263	1,318,319
Shareholders' Equity:
Common stock	107	106
Additional paid-in capital	59,172	58,460
Retained earnings	102,578	95,895
Net unrealized gain (loss) on securities available-for-sale	2,465	(3,432)
Net unrealized loss on securities transferred from available for sale to held to maturity	(55)	—
Net unrealized gain (loss) on postretirement benefit costs	(125)	188
Total Shareholders' Equity	164,142	151,217
Total Liabilities & Shareholders' Equity	$1,457,405	$1,469,536

Non-Interest Income
Non-interest income of $3.7 million for the three months ended March 31, 2015, is an increase of $1.3 million compared to the same period in 2014. This was attributable to an increase in net securities gain.
Non-Interest Expense
Non-interest expense of $7.3 million for the three months ended March 31, 2015 is an increase of 0.2% or $13,000 compared to non-interest expense of $7.3 million for the same period in 2014. Lower other credit-related costs - including expenses for collections, foreclosure and foreclosed properties - was a major factor in keeping the increase in non-interest expense to $13,000. The Company's efficiency ratio has increased slightly to 56.79% for the three months ended March 31, 2015 from 55.90% for the same period in 2014.
Income Taxes
Income taxes on operating earnings were $1.4 million for the three months ended March 31, 2015, up $457,000 from the same period in 2014. This is in line with the increase in the Company's level of income before taxes.
Investments
The Company's investment portfolio decreased by $42.4 million or 8.9% between December 31, 2014, and March 31, 2015. As of March 31, 2015, mortgage-backed securities had a carrying value of $180.8 million and a fair value of $182.8 million. Of this total, securities with a fair value of $112.4 million or 61.5% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $70.4 million or 38.5% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $67,000 at March 31, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2015 and 2014 and December 31, 2014.

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Securities available for sale
Mortgage-backed securities	$127,617	$151,855	$172,115
State and political subdivisions	25,598	30,855	131,315
Other equity securities	3,102	2,551	2,270
	$156,317	$185,261	$305,700
Securities to be held to maturity
U.S. government-sponsored agencies	$82,974	$92,341	$92,312
Mortgage-backed securities	53,228	57,003	49,805
State and political subdivisions	125,953	126,275	40,436
Corporate securities	300	300	300
	$262,455	$275,919	$182,853
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$12,875	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,912	$13,912	$13,912
Total securities	$432,684	475,092	502,465

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2015. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	5,354	2.43%
Due after 10 years	—	0.00%	77,620	3.27%
Total	—	0.00%	82,974	3.22%
Mortgage-Backed Securities
Due in 1 year or less	2,858	2.30%	535	51.10%
Due in 1 to 5 years	14,886	2.88%	7,189	2.65%
Due in 5 to 10 years	16,624	3.04%	18,287	2.88%
Due after 10 years	93,249	2.84%	27,217	3.57%
Total	127,617	2.86%	53,228	3.69%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,038	6.65%
Due in 1 to 5 years	345	6.31%	4,861	6.34%
Due in 5 to 10 years	1,486	6.09%	24,257	6.16%
Due after 10 years	23,767	5.80%	95,797	5.07%
Total	25,598	5.82%	125,953	5.34%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	3,102	1.13%	—	0.00%
	$156,317	3.31%	$262,455	4.33%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2015 amounted to $1.4 million, or 0.34% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount was $2.9 million, or 0.63% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2015, the Company had temporarily impaired securities with a fair value of $80.1 million and unrealized losses of $1.4 million, as identified in the table below. This was down from December 31, 2014 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $12.6 million as of March 31, 2015, compared with $111.7 million at December 31, 2014. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2015:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government-sponsored agencies	$36,459	$(595)	$10,903	$(317)	$47,362	$(912)
Mortgage-backed securities	20,634	(256)	65	(2)	20,699	(258)
State and political subdivisions	10,390	(201)	1,641	(42)	12,031	(243)
	$67,483	$(1,052)	$12,609	$(361)	$80,092	$(1,413)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2015, there were $912,000 of unrealized losses on these securities compared to $2.1 million unrealized losses as of December 31, 2014. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2015, there were $258,000 of unrealized losses on these securities compared with $694,000 at December 31, 2014. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2015 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2015, the total unrealized losses on municipal securities amounted to $243,000, compared with $135,000 at December 31, 2014. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2015 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2015, or at December 31, 2014. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2015, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other equity securities. There were no unrealized losses on other equity securities as of March 31, 2015, compared with $4,000 at December 31, 2014. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at March 31, 2015.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2015 and December 31, 2014, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2015. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2015, the Bank had no loans held for sale. This compares to no loans at December 31, 2014 and $56,000 at March 31, 2014. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2015, with total loans at $939.2 million at March 31, 2015, up $21.6 million or 2.4% from total loans of $917.6 million at December 31, 2014. Commercial loans increased $14.4 million or 3.8% between December 31, 2014 and March 31, 2015, municipal loans increased $5.9 million or 28.7%, residential term loans decreased $163,000 and home equity lines of credit increased $579,000 or 0.6%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 75% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a small portion of the portfolio, and at 34.1% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 97.3% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at March 31, 2015 and 2014 and December 31, 2014.

Dollars in thousands	March 31, 2015		December 31, 2014		March 31, 2014
Commercial
Real estate	$242,021	25.8%	$242,311	26.4%	$240,187	27.7%
Construction	34,683	3.7%	30,932	3.4%	21,686	2.5%
Other	115,455	12.3%	104,531	11.4%	97,276	11.2%
Municipal	26,277	2.8%	20,424	2.2%	17,790	2.0%
Residential
Term	383,869	40.8%	384,032	41.9%	372,479	42.9%
Construction	13,036	1.4%	12,160	1.3%	12,360	1.4%
Home equity line of credit	104,100	11.1%	103,521	11.3%	92,202	10.6%
Consumer	19,728	2.1%	19,653	2.1%	14,934	1.7%
Total loans	$939,169	100.0%	$917,564	100.0%	$868,914	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2015.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$7,426	$16,935	$22,706	$194,954	$242,021
Construction	1,238	2,515	917	30,013	34,683
Other	8,493	46,413	20,716	39,833	115,455
Municipal	8,678	5,438	6,238	5,923	26,277
Residential
Term	3,723	7,500	16,292	356,354	383,869
Construction	804	620	—	11,612	13,036
Home equity line of credit	570	247	1,609	101,674	104,100
Consumer	6,589	5,166	1,792	6,181	19,728
Total loans	$37,521	$84,834	$70,270	$746,544	$939,169
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2015.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$36,281	3.9%	$205,740	21.9%	$242,021	25.8%
Construction	885	0.1%	33,798	3.6%	34,683	3.7%
Other	47,534	5.1%	67,921	7.2%	115,455	12.3%
Municipal	24,046	2.6%	2,231	0.2%	26,277	2.8%
Residential
Term	243,133	25.8%	140,736	15.0%	383,869	40.8%
Construction	12,527	1.3%	509	0.1%	13,036	1.4%
Home equity line of credit	1,139	0.1%	102,961	11.0%	104,100	11.1%
Consumer	14,824	1.6%	4,904	0.5%	19,728	2.1%
Total loans	$380,369	40.5%	$558,800	59.5%	$939,169	100.0%

Loan Concentrations
As of March 31, 2015, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The increase in the unallocated portion is due to increased loan demand in comparison to previous years. Management feels the increase in the unallocated portion is directionally consistent with this change in demand.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2015, impaired loans with specific reserves totaled $10.8 million and the amount of such reserves was $1.4 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2014 and the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2015 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of March 31, 2015 and 2014 and December 31, 2014. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2015		December 31, 2014		March 31, 2014
Commercial
Real estate	$3,117	25.8%	$3,532	26.4%	$4,500	27.7%
Construction	807	3.7%	823	3.4%	590	2.5%
Other	1,714	12.3%	1,505	11.4%	2,241	11.2%
Municipal	16	2.8%	15	2.2%	15	2.0%
Residential
Term	1,108	40.8%	1,185	41.9%	1,232	42.9%
Construction	23	1.4%	20	1.3%	22	1.4%
Home equity line of credit	1,044	11.1%	1,060	11.3%	708	10.6%
Consumer	526	2.1%	542	2.1%	517	1.7%
Unallocated	1,841	—%	1,662	—%	1,830	—%
Total	$10,196	100.0%	$10,344	100.0%	$11,655	100.0%

The allowance for loan losses totaled $10.2 million at March 31, 2015, compared to $10.3 million as of December 31, 2014 and $11.7 million as of March 31, 2014. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $367,000 in the first three months of 2015 from $1.8 million at December 31, 2014 to $1.4 million at March 31, 2015. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $168,000 in the first three months of 2015. This decline was due to a reduction in classified pool balances from December 31, 2014 and a lower level of historical loss averages. The portion of the reserve based on qualitative factors increased by $208,000 in the first three months of 2015 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $179,000 increase in unallocated reserves in the first three months of 2015 from $1.7 million at December 31, 2014 to $1.8 million at March 31, 2015.
A breakdown of the allowance for loan losses as of March 31, 2015, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$248	$1,094	$1,775	$—	$3,117
Construction	396	157	254	—	807
Other	347	521	846	—	1,714
Municipal	—	—	16	—	16
Residential
Term	421	298	389	—	1,108
Construction	—	10	13	—	23
Home equity line of credit	24	716	304	—	1,044
Consumer	—	318	208	—	526
Unallocated	—	—	—	1,841	1,841
	$1,436	$3,114	$3,805	$1,841	$10,196
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $500,000 for the first three months of 2015, an increase of $100,000 from the first three months of 2014. Net chargeoffs were $648,000 in the first three months of 2015 compared to net chargeoffs of $259,000 in the first three months of 2014. Our allowance as a percentage of outstanding loans was 1.09% as of March 31, 2015, down from 1.13% at December 31, 2014, and down from 1.34% a year ago.
The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Balance at beginning of year	$10,344	$11,514	$11,514
Loans charged off:
Commercial
Real estate	122	1,205	20
Construction	—	—	—
Other	2	989	174
Municipal	—	—	—
Residential
Term	83	699	119
Construction	—	—	—
Home equity line of credit	447	153	12
Consumer	62	449	70
Total	716	3,495	395
Recoveries on loans previously charged off
Commercial
Real estate	—	144	1
Construction	—	—	—
Other	4	758	64
Municipal	—	—	—
Residential
Term	6	36	4
Construction	—	25	—
Home equity line of credit	22	16	1
Consumer	36	196	66
Total	68	1,175	136
Net loans charged off	648	2,320	259
Provision for loan losses	500	1,150	400
Balance at end of period	$10,196	$10,344	$11,655
Ratio of net loans charged off to average loans outstanding[1]	0.28%	0.26%	0.12%
Ratio of allowance for loan losses to total loans outstanding	1.09%	1.13%	1.34%
1 Ratios for both years have been annualized on a 365-day basis.
Management believes the allowance for loan losses is appropriate as of March 31, 2015. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
When a loan becomes nonperforming (generally 90 days past due), it is evaluated for collateral dependency based upon the most recent appraisal or other evaluation method. If the collateral value is lower than the outstanding loan balance plus accrued interest and estimated selling costs, the loan is placed on non-accrual status, all accrued interest is reversed from interest income, and a specific reserve is established for the difference between the loan balance and the collateral value less selling costs, or, in certain situations, the difference between the loan balance and the collateral value less selling costs is written off. Concurrently, a new appraisal or valuation may be ordered, depending on collateral type, currency of the most recent valuation, the size of the loan, and other factors appropriate to the loan. Upon receipt and acceptance of the new valuation, the loan may have an additional specific reserve or write down based on the updated collateral value. On an ongoing basis, appraisals or valuations may be done periodically on collateral dependent non-performing loans and an additional specific reserve or write down will be made, if appropriate, based on the new collateral value.
Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.
Nonperforming loans, expressed as a percentage of total loans, totaled 1.10% at March 31, 2015 compared to 1.15% at December 31, 2014 and 1.63% at March 31, 2014. The following table shows the distribution of nonperforming loans by class as of March 31, 2015 and 2014 and December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Commercial
Real estate	$1,609	$2,088	$2,835
Construction	208	208	208
Other	932	935	3,008
Municipal	—	—	—
Residential
Term	6,514	6,421	7,103
Construction	—	—	—
Home equity line of credit	1,039	832	1,017
Consumer	25	26	—
Total nonperforming loans	$10,327	$10,510	$14,171
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2015, loans 90 or more days past due and still accruing interest totaled $184,000, compared to $181,000 at December 31, 2014 and $224,000 at March 31, 2014.

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
Our overall level of TDRs decreased during the first three months of 2015. As of March 31, 2015, we had 90 loans with a value of $26.5 million that have been restructured. This compares to 94 loans with a value of $27.2 million and 101 loans with a value of $28.8 million classified as TDRs as of December 31, 2014 and March 31, 2014, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2014 and March 31, 2015:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2014	94	$27,214
Added in 2015	—	—
Removed in 2015	(4)	(580)
Repayments in 2015	—	(110)
Total at March 31, 2015	90	$26,524

As of March 31, 2015, 74 loans with an aggregate balance of $24.1 million were performing under the modified terms, two loans with an aggregate balance of $416,000 were more than 30 days past due and accruing and 14 loans with an aggregate balance of $2.0 million were on nonaccrual. As a percentage of aggregate outstanding balance, 90.8% were performing under the modified terms, 1.6% were more than 30 days past due and accruing and 7.6% were on nonaccrual. The performance status of all TDRs as of March 31, 2015, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,096	$—	$735	$11,831
Construction	1,172	—	—	1,172
Other	1,789	—	—	1,789
Municipal	—	—	—	—
Residential
Term	9,418	416	1,083	10,917
Construction	—	—	—	—
Home equity line of credit	614	—	201	815
Consumer	—	—	—	—
	$24,089	$416	$2,019	$26,524
Percent of balance	90.8%	1.6%	7.6%	100.0%
Number of loans	74	2	14	90
Associated specific reserve	$657	$—	$38	$695

Residential TDRs (including home equity lines of credit) as of March 31, 2015 included 59 loans with an aggregate balance of $11.7 million, and the modifications granted fell into five major categories. Loans totaling $7.1 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $459,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.8 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2015 were comprised of 31 loans with a balance of $14.8 million. Of this total, 20 loans with an aggregate balance of $10.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Six loans with an aggregate balance of $2.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining five loans with an aggregate balance of $2.0 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2015, Management is aware of nine loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.2 million. There were also 14 loans with an outstanding balance of $2.0 million that were classified as TDRs and on non-accrual status. Four loans with an outstanding balance of $472,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $34.8 million at March 31, 2015, and have decreased $1.0 million from December 31, 2014. The number of loans decreased by seven from 181 to 174 during the same period. Impaired commercial loans decreased $820,000 between December 31, 2014 and March 31, 2015. The specific allowance for impaired commercial loans increased from $888,000 at December 31, 2014 to $1.0 million as of March 31, 2015, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2014 to March 31, 2015, impaired residential loans increased $225,000 and impaired home equity lines of credit decreased $433,000.
The following table sets forth impaired loans as of March 31, 2015 and 2014 and December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Commercial
Real estate	$12,705	$13,304	$15,260
Construction	1,380	1,380	1,492
Other	2,721	2,942	5,258
Municipal	—	—	—
Residential
Term	16,348	16,123	16,924
Construction	—	—	—
Home equity line of credit	1,654	2,087	1,653
Consumer	25	26	—
Total	$34,833	$35,862	$40,587
Past Due Loans
The Bank's overall loan delinquency ratio was 1.27% at March 31, 2015 compared to 1.29% at December 31, 2014 and 1.48% at March 31, 2014. Loans 90 days delinquent and accruing increased from $181,000 at December 31, 2014 to $184,000 as of March 31, 2015. The total at March 31, 2015, is made up of four loans, with the largest loan totaling $100,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of March 31, 2015 and 2014 and December 31, 2014:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Commercial
Real estate	$798	$860	$2,362
Construction	229	249	208
Other	994	1,193	1,846
Municipal	—	—	—
Residential
Term	8,243	7,003	6,982
Construction	—	—	—
Home equity line of credit	1,457	2,122	1,336
Consumer	237	436	151
Total	$11,958	$11,863	$12,885
Loans 30-89 days past due to total loans	0.72%	0.69%	0.64%
Loans 90+ days past due and accruing to total loans	0.02%	0.02%	0.03%
Loans 90+ days past due on non-accrual to total loans	0.53%	0.58%	0.82%
Total past due loans to total loans	1.27%	1.29%	1.48%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2015, there were four potential problem loans with a balance of $277,000 or 0.03% of total loans. This compares to three loans with a balance of $387,000 or 0.04% of total loans at December 31, 2014.
As of March 31, 2015, there were 26 loans in the process of foreclosure with a total balance of $2.8 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2015, there were 21 properties owned with a net OREO balance of $2.9 million, net of an allowance for losses of $387,000, compared to December 31, 2014 when there were 28 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $654,000 and March 31, 2014 when there were 31 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $215,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2015	December 31, 2014	March 31, 2014
Carrying Value
Commercial
Real estate	$145	$145	$145
Construction	151	151	192
Other	785	888	591
Municipal	—	—	—
Residential
Term	2,205	3,255	4,221
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$3,286	$4,439	$5,149
Related Allowance
Commercial
Real estate	$75	$75	$—
Construction	17	17	8
Other	29	170	7
Municipal	—	—	—
Residential
Term	266	392	200
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$387	$654	$215
Net Value
Commercial
Real estate	$70	$70	$145
Construction	134	134	184
Other	756	718	584
Municipal	—	—	—
Residential
Term	1,939	2,863	4,021
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$2,899	$3,785	$4,934
Liquidity Management
As of March 31, 2015, the Bank had primary sources of liquidity of $231.2 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $294.9 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 67.2% of total average assets in the first three months of 2015. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.

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
Deposits
During the first three months of 2015, total deposits decreased by $58.0 million or 5.7% from December 31, 2014 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $11.3 million or 2.4% in the first three months of 2015, money market deposits increased $2.7 million or 2.7%, and certificates of deposit decreased $49.3 million or 11.0%. Between March 31, 2014 and March 31, 2015, total deposits decreased by $79.1 million or 7.6%. Low-cost deposits increased by $65.8 million or 16.4%, money market accounts increased $11.9 million or 13.3%, and certificates of deposit decreased $156.8 million or 28.3%. The decrease in low-cost deposits year-to-date is the result of normal seasonal fluctuation. The year-over-year increase in low-cost deposits is due to organic growth throughout our branch network. The majority of the change in certificates of deposit year-to-date and year-over-year was primarily from a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements, enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2015, borrowed funds increased $32.7 million or 11.7% from December 31, 2014. Between March 31, 2014 and March 31, 2015, borrowed funds increased by $59.1 million or 23.3%. This is due to the above mentioned shift in funding between borrowed funds and certificates of deposit.

Shareholders' Equity
Shareholders' equity as of March 31, 2015 was $163.5 million, compared to $161.6 million as of December 31, 2014 and $152.4 million as of March 31, 2014. The Company's earnings in the first three months of 2015, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", increased by $57,000 from December 31, 2014 and now stands at a $2.6 million.
A cash dividend of $0.21 per share was declared in the first quarter of 2015, equal to the dividend per share paid the last three quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 53.85% for the first three months of 2015 compared to 62.50% for the same period in 2014. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2015 is this year's net income plus $12.3 million.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.
The Company met each of the well capitalized ratio guidelines at March 31, 2015. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2015 and December 31, 2015.

As of March 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	9.07%	15.00%	15.00%	16.19%
Company	9.21%	15.52%	15.52%	16.71%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2014	Leverage	Tier 1	Common Equity Tier 1		Total Risk-Based
Bank	8.77%	14.87%	N/A	%	16.09%
Company	8.88%	15.06%	N/A	%	16.27%
Adequately capitalized ratio	4.00%	4.00%	N/A	%	8.00%
Well capitalized ratio (Bank only)	5.00%	6.00%	N/A	%	10.00%

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.
Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2015:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$312,576	$167,437	$80,000	$65,000	$139
Operating leases	594	147	266	119	62
Certificates of deposit	398,157	271,298	57,334	69,525	—
Total	$711,327	$438,882	$137,600	$134,644	$201
Total loan commitments and unused lines of credit	$128,958	$128,958	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2015 was +8.61% of total assets compared to +0.05% of total assets at December 31, 2014. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2015, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$54,832	$37,341	$142,477	$179,687
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	400,637	150,197	295,959	92,376
Other interest-earning assets	—	11,192	—	—
Non-rate-sensitive assets	6,686	—	—	73,536
Total assets	475,030	198,730	438,436	346,636
Interest-bearing deposits	275,440	97,749	126,087	366,610
Borrowed funds	122,437	45,000	145,000	139
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	240,420
Total liabilities and equity	399,777	148,449	303,437	607,169
Period gap	$75,253	$50,281	$134,999	$(260,533)
Percent of total assets	5.16%	3.45%	9.25%	(17.86)%
Cumulative gap (current)	$75,253	$125,534	$260,533	$—
Percent of total assets	5.16%	8.61%	17.86%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 1.24% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.55% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 2.81% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.20% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2015 and December 31, 2014 is presented in the following table:

Changes in Net Interest Income	March 31, 2015	December 31, 2014
Year 1
Projected change if rates decrease by 1.0%	-1.24%	-1.47%
Projected change if rates increase by 2.0%	-1.55%	-2.95%
Year 2
Projected change if rates decrease by 1.0%	-2.81%	-3.00%
Projected change if rates increase by 2.0%	-0.20%	-3.42%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2015, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2015, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next two-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2015, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2014.

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
Exhibit 10.1(a) Specimen Split Dollar Agreement entered into with Mr. McKim with a death benefit of $250,000. Incorporated by reference to Exhibit 10.3(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.1(b) Specimen Amendment to Split Dollar Agreement entered into with Mr. McKim, incorporated by reference to Exhibit 10.3(b) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
Exhibit 10.2 Specimen Amendment to Supplemental Executive Retirement Plan entered into with Messrs. Daigneault and Ward changing the normal retirement age to receive the full benefit under the Plan from age 65 to age 63, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on December 30, 2008.
Exhibit 10.3 Purchase and Assumption Agreement between the Bank and Camden National Bank for the purchase of a bank branch, loans and deposits at 63 Union Street in Rockland, Maine, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012.
Exhibit 10.4 Purchase and Sale Agreement between the Bank and Camden National Bank for the purchase of a bank building at 145 Exchange Street in Bangor, Maine, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012.
Exhibit 10.5 Underwriting agreement for a public common stock offering between the Company and Keefe, Bruyette & Woods, Inc., a Stifel Company, incorporated by reference to Exhibit 1 to the Company's Form 8-K filed under item 1.01 on March 26, 2013.
Exhibit 10.6 Letter Agreement between the Company and the United States Treasury, dated March 27, 2013, to repurchase $2.5 million of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on March 28, 2013.
Exhibit 10.7 Letter Agreement between the Company and the United States Treasury, dated May 8, 2013, to repurchase $10.0 million of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed under item 1.01 on March 28, 2013.
Exhibit 10.8 Specimen Deferred Compensation Agreement entered into with Mr. Daigneault, referenced in the Company's Form 8-K filed under item 5.02 on September 30, 2014.
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
Tony C. McKim
President & Chief Executive Officer

Date: May 8, 2015

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 8, 2015