Form 10-Q
period 2015-06-30
First Bancorp, Inc /ME/
filed 2015-08-07
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2015
Common Stock: 10,744,988 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock Options and Stock Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 32
Note 10 – Acquisitions and Intangible Assets	Page 33
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 34
Note 14 – Reclassifications	Page 34
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 40
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 42
Forward-Looking Statements	Page 42
Critical Accounting Policies	Page 42
Use of Non-GAAP Financial Measures	Page 43
Executive Summary	Page 44
Net Interest Income	Page 45
Average Daily Balance Sheets	Page 48
Non-Interest Income	Page 49
Non-Interest Expense	Page 49
Income Taxes	Page 49
Investments	Page 49
Impaired Securities	Page 51
Federal Home Loan Bank Stock	Page 53
Loans and Loans Held for Sale	Page 53
Credit Risk Management and Allowance for Loan Losses	Page 55
Non-Performing Loans and Troubled Debt Restructured	Page 58
Impaired Loans	Page 61
Past Due Loans	Page 61
Potential Problem Loans and Loans in Process of Foreclosure	Page 61
Other Real Estate Owned	Page 62
Liquidity Management	Page 63
Deposits	Page 64
Borrowed Funds	Page 64

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
except for per share amounts	2015	2014	2015	2014
Summary of Operations
Interest Income	$24,939	$25,363	$12,574	$12,740
Interest Expense	5,159	5,817	2,496	2,905
Net Interest Income	19,780	19,546	10,078	9,835
Provision for Loan Losses	900	500	400	100
Non-Interest Income	6,492	4,790	2,834	2,458
Non-Interest Expense	14,245	14,543	6,980	7,291
Net Income	8,249	7,175	4,074	3,747
Per Common Share Data
Basic Earnings per Share	$0.77	$0.67	$0.38	$0.35
Diluted Earnings per Share	0.77	0.67	0.38	0.35
Cash Dividends Declared	0.430	0.410	0.220	0.210
Book Value per Common Share	15.25	14.70	15.25	14.70
Tangible Book Value per Common Share[2]	12.45	11.87	12.45	11.87
Market Value	19.44	17.46	19.44	17.46
Financial Ratios
Return on Average Equity[1]	10.09%	9.40%	9.87%	9.59%
Return on Average Tangible Common Equity[1,2]	12.35%	11.71%	12.07%	11.90%
Return on Average Assets[1]	1.12%	0.98%	1.09%	1.01%
Average Equity to Average Assets	11.13%	10.43%	11.00%	10.58%
Average Tangible Equity to Average Assets[2]	9.09%	8.37%	9.00%	8.53%
Net Interest Margin Tax-Equivalent[1,2]	3.08%	3.11%	3.07%	3.10%
Dividend Payout Ratio	55.84%	61.19%	57.89%	60.00%
Allowance for Loan Losses/Total Loans	1.03%	1.31%	1.03%	1.31%
Non-Performing Loans to Total Loans	0.93%	1.42%	0.93%	1.42%
Non-Performing Assets to Total Assets	0.72%	1.16%	0.72%	1.16%
Efficiency Ratio[2]	53.71%	55.48%	50.83%	55.08%
At Period End
Total Assets	$1,553,340	$1,504,080	$1,553,340	$1,504,080
Total Loans	963,109	891,864	963,109	891,864
Total Investment Securities	476,976	515,927	476,976	515,927
Total Deposits	1,096,323	1,033,436	1,096,323	1,033,436
Total Shareholders' Equity	163,809	157,449	163,809	157,449
1Annualized using a 365-day basis for both years.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2015 and 2014 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
August 7, 2015

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Cash and cash equivalents	$16,481,000	$13,057,000	$20,416,000
Interest bearing deposits in other banks	24,565,000	3,559,000	272,000
Securities available for sale	213,814,000	185,261,000	303,880,000
Securities to be held to maturity (fair value of $248,698,000 at June 30, 2015, $279,704,000 at December 31, 2014 and $195,550,000 at June 30, 2014)	249,250,000	275,919,000	198,135,000
Restricted equity securities, at cost	13,912,000	13,912,000	13,912,000
Loans held for sale	—	—	272,000
Loans	963,109,000	917,564,000	891,864,000
Less allowance for loan losses	9,908,000	10,344,000	11,644,000
Net loans	953,201,000	907,220,000	880,220,000
Accrued interest receivable	6,180,000	4,748,000	6,247,000
Premises and equipment, net	21,946,000	22,619,000	21,933,000
Other real estate owned	2,192,000	3,785,000	4,863,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	21,994,000	22,246,000	24,125,000
Total assets	$1,553,340,000	$1,482,131,000	$1,504,080,000
Liabilities
Demand deposits	$107,244,000	$113,133,000	$99,210,000
NOW deposits	221,964,000	199,977,000	174,680,000
Money market deposits	102,219,000	98,607,000	92,060,000
Savings deposits	186,777,000	165,601,000	153,602,000
Certificates of deposit	478,119,000	447,501,000	513,884,000
Total deposits	1,096,323,000	1,024,819,000	1,033,436,000
Borrowed funds – short term	132,876,000	189,775,000	183,375,000
Borrowed funds – long term	145,137,000	90,141,000	115,145,000
Other liabilities	15,195,000	15,842,000	14,675,000
Total liabilities	1,389,531,000	1,320,577,000	1,346,631,000
Shareholders' equity
Common stock, one cent par value per share	107,000	107,000	107,000
Additional paid-in capital	59,475,000	59,282,000	58,823,000
Retained earnings	103,448,000	99,816,000	96,785,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	988,000	2,522,000	1,546,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(84,000)	(48,000)	—
Net unrealized gain (loss) on postretirement benefit costs	(125,000)	(125,000)	188,000
Total shareholders' equity	163,809,000	161,554,000	157,449,000
Total liabilities & shareholders' equity	$1,553,340,000	$1,482,131,000	$1,504,080,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,741,228	10,724,359	10,710,673
Book value per common share	$15.25	$15.06	$14.70
Tangible book value per common share	$12.45	$12.25	$11.87
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$18,012,000	$17,220,000	$9,157,000	$8,642,000
Interest on deposits with other banks	13,000	3,000	8,000	1,000
Interest and dividends on investments	6,914,000	8,140,000	3,409,000	4,097,000
Total interest income	24,939,000	25,363,000	12,574,000	12,740,000
Interest expense
Interest on deposits	2,759,000	3,629,000	1,316,000	1,804,000
Interest on borrowed funds	2,400,000	2,188,000	1,180,000	1,101,000
Total interest expense	5,159,000	5,817,000	2,496,000	2,905,000
Net interest income	19,780,000	19,546,000	10,078,000	9,835,000
Provision for loan losses	900,000	500,000	400,000	100,000
Net interest income after provision for loan losses	18,880,000	19,046,000	9,678,000	9,735,000
Non-interest income
Investment management and fiduciary income	1,158,000	1,102,000	617,000	585,000
Service charges on deposit accounts	1,237,000	1,301,000	658,000	682,000
Net securities gains	1,395,000	40,000	—	4,000
Mortgage origination and servicing income, net of amortization	705,000	354,000	508,000	160,000
Other operating income	1,997,000	1,993,000	1,051,000	1,027,000
Total non-interest income	6,492,000	4,790,000	2,834,000	2,458,000
Non-interest expense
Salaries and employee benefits	7,160,000	7,220,000	3,440,000	3,523,000
Occupancy expense	1,216,000	1,171,000	571,000	559,000
Furniture and equipment expense	1,552,000	1,372,000	782,000	675,000
FDIC insurance premiums	446,000	519,000	216,000	254,000
Amortization of identified intangibles	36,000	163,000	11,000	81,000
Other operating expense	3,835,000	4,098,000	1,960,000	2,199,000
Total non-interest expense	14,245,000	14,543,000	6,980,000	7,291,000
Income before income taxes	11,127,000	9,293,000	5,532,000	4,902,000
Income tax expense	2,878,000	2,118,000	1,458,000	1,155,000
NET INCOME	$8,249,000	$7,175,000	$4,074,000	$3,747,000
Basic earnings per common share	$0.77	$0.67	$0.38	$0.35
Diluted earnings per common share	$0.77	$0.67	$0.38	$0.35
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	(1,534,000)	8,137,000	(1,591,000)	3,313,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(36,000)	—	(84,000)	—
Other comprehensive income (loss)	(1,570,000)	8,137,000	(1,675,000)	3,313,000
Comprehensive income	$6,679,000	$15,312,000	$2,399,000	$7,060,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2013	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	7,175,000	—	7,175,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,137,000	8,137,000
Comprehensive income	—	—	7,175,000	8,137,000	15,312,000
Cash dividends declared ($0.41 per share)	—	—	(4,390,000)	—	(4,390,000)
Equity compensation expense	—	205,000	—	—	205,000
Issuance of restricted stock	25,843	—	—	—	—
Proceeds from sale of common stock	13,638	224,000	—	—	224,000
Balance at June 30, 2014	10,710,673	$58,930,000	$96,785,000	$1,734,000	$157,449,000

Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	8,249,000	—	8,249,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,534,000)	(1,534,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(36,000)	(36,000)
Comprehensive income	—	—	8,249,000	(1,570,000)	6,679,000
Cash dividends declared ($0.43 per share)	—	—	(4,617,000)	—	(4,617,000)
Equity compensation expense	—	148,000	—	—	148,000
Payment for repurchase of common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	13,650	—	—	—	—
Proceeds from sale of common stock	13,357	225,000	—	—	225,000
Balance at June 30, 2015	10,741,228	$59,582,000	$103,448,000	$779,000	$163,809,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$8,249,000	$7,175,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	851,000	837,000
Change in deferred taxes	259,000	(251,000)
Provision for loan losses	900,000	500,000
Loans originated for resale	(14,655,000)	(8,156,000)
Proceeds from sales and transfers of loans	14,988,000	8,153,000
Net gain on sales of loans	(333,000)	(186,000)
Net gain on sale or call of securities	(1,395,000)	(40,000)
Net amortization of premiums on investments	379,000	533,000
Net gain on sale of other real estate owned	(40,000)	(46,000)
Provision for losses on other real estate owned	21,000	99,000
Equity compensation expense	148,000	205,000
Net increase in other assets and accrued interest	(1,556,000)	(2,800,000)
Net increase in other liabilities	91,000	839,000
Net loss on disposal of premises and equipment	—	5,000
Amortization of investment in limited partnership	133,000	284,000
Net acquisition amortization	36,000	163,000
Net cash provided by operating activities	8,076,000	7,314,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(21,006,000)	2,290,000
Proceeds from sales of securities available for sale	35,465,000	—
Proceeds from maturities, payments and calls of securities available for sale	15,872,000	14,411,000
Proceeds from maturities, payments and calls of securities to be held to maturity	32,414,000	6,082,000
Proceeds from sales of other real estate owned	2,129,000	1,262,000
Purchases of securities available for sale	(81,335,000)	(501,000)
Purchases of securities to be held to maturity	(5,644,000)	(34,881,000)
Net increase in loans	(47,398,000)	(17,238,000)
Capital expenditures	(178,000)	(396,000)
Proceeds from disposal of premises and equipment	—	1,237,000
Net cash used by investing activities	(69,681,000)	(27,734,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	40,886,000	26,272,000
Net increase (decrease) in certificates of deposit	30,618,000	(17,235,000)
Net increase (decrease) in short-term borrowings	(41,903,000)	19,395,000
Advances on long-term borrowings	55,000,000	—
Repayment on long-term borrowings	(15,000,000)	—
Payment to repurchase common stock	(180,000)	—
Proceeds from sale of common stock	225,000	224,000
Dividends paid	(4,617,000)	(4,390,000)
Net cash provided by financing activities	65,029,000	24,266,000
Net increase in cash and cash equivalents	3,424,000	3,846,000
Cash and cash equivalents at beginning of period	13,057,000	16,570,000
Cash and cash equivalents at end of period	$16,481,000	$20,416,000
Interest paid	$5,175,000	$5,807,000
Income taxes paid	1,840,000	1,960,000
Non-cash transactions
Net transfer from loans to other real estate owned	$517,000	$1,371,000

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
Subsequent Events
Events occurring subsequent to June 30, 2015, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$184,787,000	$2,040,000	$(1,235,000)	$185,592,000
State and political subdivisions	24,378,000	1,006,000	(344,000)	25,040,000
Other equity securities	3,129,000	61,000	(8,000)	3,182,000
	$212,294,000	$3,107,000	$(1,587,000)	$213,814,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$75,982,000	$45,000	$(3,035,000)	$72,992,000
Mortgage-backed securities	48,655,000	1,650,000	(125,000)	50,180,000
State and political subdivisions	124,313,000	1,976,000	(1,063,000)	125,226,000
Corporate securities	300,000	—	—	300,000
	$249,250,000	$3,671,000	$(4,223,000)	$248,698,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$149,796,000	$2,637,000	$(578,000)	$151,855,000
State and political subdivisions	29,094,000	1,865,000	(104,000)	30,855,000
Other equity securities	2,490,000	65,000	(4,000)	2,551,000
	$181,380,000	$4,567,000	$(686,000)	$185,261,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,341,000	$54,000	$(2,066,000)	$90,329,000
Mortgage-backed securities	57,003,000	1,830,000	(116,000)	58,717,000
State and political subdivisions	126,275,000	4,114,000	(31,000)	130,358,000
Corporate securities	300,000	—	—	300,000
	$275,919,000	$5,998,000	$(2,213,000)	$279,704,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$165,978,000	$2,417,000	$(1,692,000)	$166,703,000
State and political subdivisions	133,327,000	3,951,000	(2,383,000)	134,895,000
Other equity securities	2,196,000	87,000	(1,000)	2,282,000
	$301,501,000	$6,455,000	$(4,076,000)	$303,880,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,324,000	$5,000	$(6,343,000)	$85,986,000
Mortgage-backed securities	65,835,000	1,851,000	(526,000)	67,160,000
State and political subdivisions	39,676,000	2,459,000	(31,000)	42,104,000
Corporate securities	300,000	—	—	300,000
	$198,135,000	$4,315,000	$(6,900,000)	$195,550,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at June 30, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,396,000	$2,389,000	$1,044,000	$1,056,000
Due in 1 to 5 years	22,945,000	22,860,000	12,532,000	12,740,000
Due in 5 to 10 years	8,993,000	9,355,000	45,958,000	47,525,000
Due after 10 years	174,831,000	176,028,000	189,716,000	187,377,000
Equity securities	3,129,000	3,182,000	—	—
	$212,294,000	$213,814,000	$249,250,000	$248,698,000

The following table summarizes the contractual maturities of investment securities at December 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,309,000	$2,329,000	$1,693,000	$1,713,000
Due in 1 to 5 years	15,200,000	15,499,000	8,467,000	8,702,000
Due in 5 to 10 years	18,547,000	19,124,000	50,629,000	52,717,000
Due after 10 years	142,834,000	145,758,000	215,130,000	216,572,000
Equity securities	2,490,000	2,551,000	—	—
	$181,380,000	$185,261,000	$275,919,000	$279,704,000

The following table summarizes the contractual maturities of investment securities at June 30, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	20,101,000	20,557,000	11,326,000	11,610,000
Due in 5 to 10 years	28,261,000	28,483,000	44,528,000	46,301,000
Due after 10 years	250,943,000	252,558,000	142,281,000	137,639,000
Equity securities	2,196,000	2,282,000	—	—
	$301,501,000	$303,880,000	$198,135,000	$195,550,000
At June 30, 2015, securities with a fair value of $194,337,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $164,919,000 as of December 31, 2014 and $131,869,000 at June 30, 2014, pledged for the same purposes.

Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2015 and 2014:

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Proceeds from sales of securities	$35,465,000	$—	$—	$—
Gross realized gains	1,395,000	40,000	—	4,000
Gross realized losses	—	—	—	—
Net gain	$1,395,000	$40,000	$—	$4,000
Related income taxes	$488,000	$14,000	$—	$1,000

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2015, there were 295 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 14 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2015 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$55,147,000	$(1,988,000)	$16,953,000	$(1,047,000)	$72,100,000	$(3,035,000)
Mortgage-backed securities	89,332,000	(1,280,000)	1,194,000	(80,000)	90,526,000	(1,360,000)
State and political subdivisions	72,217,000	(1,202,000)	2,299,000	(205,000)	74,516,000	(1,407,000)
Other equity securities	64,000	(7,000)	51,000	(1,000)	115,000	(8,000)
	$216,760,000	$(4,477,000)	$20,497,000	$(1,333,000)	$237,257,000	$(5,810,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $84,000 at June 30, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2015, and 2014, and December 31, 2014, the Bank's investment in FHLB stock totaled $12,875,000. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2015. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2015 and 2014 and at December 31, 2014:

	June 30, 2015		December 31, 2014		June 30, 2014
Commercial
Real estate	$249,414,000	25.9%	$242,311,000	26.4%	$245,660,000	27.5%
Construction	39,504,000	4.1%	30,932,000	3.4%	17,084,000	1.9%
Other	128,249,000	13.3%	104,531,000	11.4%	104,234,000	11.7%
Municipal	22,821,000	2.4%	20,424,000	2.2%	17,893,000	2.0%
Residential
Term	378,090,000	39.2%	384,032,000	41.9%	379,027,000	42.5%
Construction	14,215,000	1.5%	12,160,000	1.3%	13,253,000	1.5%
Home equity line of credit	108,788,000	11.3%	103,521,000	11.3%	97,821,000	11.0%
Consumer	22,028,000	2.3%	19,653,000	2.1%	16,892,000	1.9%
Total	$963,109,000	100.0%	$917,564,000	100.0%	$891,864,000	100.0%
Loan balances include net deferred loan costs of $3,246,000 as of June 30, 2015, $2,729,000 as of December 31, 2014, and $2,463,000 as of June 30, 2014. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $284,707,000 at June 30, 2015, $266,716,000 at December 31, 2014, and $270,701,000 at June 30, 2014, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $278,235,000 at June 30, 2015, $240,943,000 at December 31, 2014, and $233,544,000 at June 30, 2014, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,850,000	$—	$264,000	$2,114,000	$247,300,000	$249,414,000	$—
Construction	—	—	208,000	208,000	39,296,000	39,504,000	—
Other	124,000	—	138,000	262,000	127,987,000	128,249,000	—
Municipal	—	—	—	—	22,821,000	22,821,000	—
Residential
Term	810,000	2,314,000	3,146,000	6,270,000	371,820,000	378,090,000	90,000
Construction	160,000	—	—	160,000	14,055,000	14,215,000	—
Home equity line of credit	649,000	122,000	838,000	1,609,000	107,179,000	108,788,000	35,000
Consumer	152,000	130,000	111,000	393,000	21,635,000	22,028,000	111,000
Total	$3,745,000	$2,566,000	$4,705,000	$11,016,000	$952,093,000	$963,109,000	$236,000
Information on the past-due status of loans by class of financing receivable as of December 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$346,000	$107,000	$407,000	$860,000	$241,451,000	$242,311,000	$—
Construction	—	41,000	208,000	249,000	30,683,000	30,932,000	—
Other	336,000	543,000	314,000	1,193,000	103,338,000	104,531,000	—
Municipal	—	—	—	—	20,424,000	20,424,000	—
Residential
Term	1,140,000	2,118,000	3,745,000	7,003,000	377,029,000	384,032,000	101,000
Construction	—	—	—	—	12,160,000	12,160,000	—
Home equity line of credit	621,000	769,000	732,000	2,122,000	101,399,000	103,521,000	—
Consumer	303,000	53,000	80,000	436,000	19,217,000	19,653,000	80,000
Total	$2,746,000	$3,631,000	$5,486,000	$11,863,000	$905,701,000	$917,564,000	$181,000

Information on the past-due status of loans by class of financing receivable as of June 30, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$925,000	$—	$1,157,000	$2,082,000	$243,578,000	$245,660,000	$—
Construction	—	—	208,000	208,000	16,876,000	17,084,000	—
Other	256,000	21,000	599,000	876,000	103,358,000	104,234,000	—
Municipal	—	—	—	—	17,893,000	17,893,000	—
Residential
Term	813,000	1,735,000	3,880,000	6,428,000	372,599,000	379,027,000	87,000
Construction	—	—	—	—	13,253,000	13,253,000	—
Home equity line of credit	471,000	93,000	875,000	1,439,000	96,382,000	97,821,000	—
Consumer	131,000	11,000	76,000	218,000	16,674,000	16,892,000	76,000
Total	$2,596,000	$1,860,000	$6,795,000	$11,251,000	$880,613,000	$891,864,000	$163,000
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
Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2015 and 2014 and at December 31, 2014 is presented in the following table:

	June 30, 2015	December 31, 2014	June 30, 2014
Commercial
Real estate	$1,538,000	$2,088,000	$3,089,000
Construction	208,000	208,000	208,000
Other	429,000	935,000	2,017,000
Municipal	—	—	—
Residential
Term	5,698,000	6,421,000	6,432,000
Construction	—	—	—
Home equity line of credit	964,000	832,000	902,000
Consumer	95,000	26,000	—
Total	$8,932,000	$10,510,000	$12,648,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2015, is presented in the following table:

				For the six months ended June 30, 2015		For the quarter ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,986,000	$9,436,000	$—	$9,959,000	$182,000	$9,020,000	$93,000
Construction	—	—	—	—	—	—	—
Other	1,789,000	1,855,000	—	2,267,000	42,000	2,069,000	27,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,636,000	10,537,000	—	10,797,000	173,000	10,458,000	90,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,504,000	2,140,000	—	1,326,000	15,000	1,371,000	8,000
Consumer	95,000	138,000	—	52,000	3,000	80,000	—
	$22,010,000	$24,106,000	$—	$24,401,000	$415,000	$22,998,000	$218,000
With an Allowance Recorded
Commercial
Real estate	$3,580,000	$3,671,000	$225,000	$2,807,000	$71,000	$3,618,000	$39,000
Construction	989,000	989,000	275,000	1,311,000	25,000	1,249,000	13,000
Other	317,000	331,000	275,000	399,000	4,000	471,000	3,000
Municipal	—	—	—	—	—	—	—
Residential
Term	5,784,000	6,082,000	501,000	5,348,000	120,000	5,463,000	60,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	68,000	69,000	31,000	307,000	2,000	226,000	—
Consumer	—	—	—	—	—	—	2,000
	$10,738,000	$11,142,000	$1,307,000	$10,172,000	$222,000	$11,027,000	$117,000
Total
Commercial
Real estate	$12,566,000	$13,107,000	$225,000	$12,766,000	$253,000	$12,638,000	$132,000
Construction	989,000	989,000	275,000	1,311,000	25,000	1,249,000	13,000
Other	2,106,000	2,186,000	275,000	2,666,000	46,000	2,540,000	30,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,420,000	16,619,000	501,000	16,145,000	293,000	15,921,000	150,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,572,000	2,209,000	31,000	1,633,000	17,000	1,597,000	8,000
Consumer	95,000	138,000	—	52,000	3,000	80,000	2,000
	$32,748,000	$35,248,000	$1,307,000	$34,573,000	$637,000	$34,025,000	$335,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,687,000	$12,423,000	$—	$11,080,000	$488,000
Construction	—	—	—	30,000	—
Other	2,616,000	3,407,000	—	3,853,000	156,000
Municipal	—	—	—	—	—
Residential
Term	10,820,000	11,824,000	—	10,505,000	402,000
Construction	—	—	—	—	—
Home equity line of credit	1,164,000	1,395,000	—	1,447,000	29,000
Consumer	26,000	28,000	—	11,000	3,000
	$26,313,000	$29,077,000	$—	$26,926,000	$1,078,000
With an Allowance Recorded
Commercial
Real estate	$1,617,000	$1,789,000	$346,000	$3,040,000	$62,000
Construction	1,380,000	1,380,000	413,000	1,279,000	56,000
Other	326,000	338,000	129,000	1,103,000	13,000
Municipal	—	—	—	—	—
Residential
Term	5,303,000	5,513,000	519,000	5,738,000	239,000
Construction	—	—	—	—	—
Home equity line of credit	923,000	929,000	396,000	318,000	17,000
Consumer	—	—	—	—	—
	$9,549,000	$9,949,000	$1,803,000	$11,478,000	$387,000
Total
Commercial
Real estate	$13,304,000	$14,212,000	$346,000	$14,120,000	$550,000
Construction	1,380,000	1,380,000	413,000	1,309,000	56,000
Other	2,942,000	3,745,000	129,000	4,956,000	169,000
Municipal	—	—	—	—	—
Residential
Term	16,123,000	17,337,000	519,000	16,243,000	641,000
Construction	—	—	—	—	—
Home equity line of credit	2,087,000	2,324,000	396,000	1,765,000	46,000
Consumer	26,000	28,000	—	11,000	3,000
	$35,862,000	$39,026,000	$1,803,000	$38,404,000	$1,465,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2014, is presented in the following table:

				For the six months ended June 30, 2014		For the quarter ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$10,688,000	$11,228,000	$—	$10,458,000	$201,000	$9,181,000	$112,000
Construction	—	—	—	60,000	—	52,000	—
Other	3,271,000	3,549,000	—	4,796,000	56,000	4,443,000	32,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,271,000	11,082,000	—	10,845,000	183,000	10,364,000	88,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,242,000	1,484,000	—	1,753,000	14,000	1,996,000	7,000
Consumer	—	—	—	—	—	—	—
	$25,472,000	$27,343,000	$—	$27,912,000	$454,000	$26,036,000	$239,000
With an Allowance Recorded
Commercial
Real estate	$4,115,000	$4,270,000	$1,150,000	$3,599,000	$81,000	$3,665,000	$42,000
Construction	1,492,000	1,492,000	487,000	1,140,000	28,000	995,000	14,000
Other	1,054,000	1,114,000	830,000	1,364,000	12,000	1,674,000	8,000
Municipal	—	—	—	—	—	—	—
Residential
Term	5,831,000	6,018,000	606,000	5,850,000	128,000	5,883,000	63,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	291,000	296,000	73,000	261,000	1,000	400,000	1,000
Consumer	—	—	—	—	—	—	—
	$12,783,000	$13,190,000	$3,146,000	$12,214,000	$250,000	$12,617,000	$128,000
Total
Commercial
Real estate	$14,803,000	$15,498,000	$1,150,000	$14,057,000	$282,000	$12,846,000	$154,000
Construction	1,492,000	1,492,000	487,000	1,200,000	28,000	1,047,000	14,000
Other	4,325,000	4,663,000	830,000	6,160,000	68,000	6,117,000	40,000
Municipal	—	—	—	—	—	—	—
Residential
Term	16,102,000	17,100,000	606,000	16,695,000	311,000	16,247,000	151,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,533,000	1,780,000	73,000	2,014,000	15,000	2,396,000	8,000
Consumer	—	—	—	—	—	—	—
	$38,255,000	$40,533,000	$3,146,000	$40,126,000	$704,000	$38,653,000	$367,000

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
As of June 30, 2015, the Company had 88 loans with a value of $25,791,000 that have been classified as TDRs. This compares to 94 loans with a value of $27,214,000 and 97 loans with a value of $28,295,000 classified as TDRs as of December 31, 2014 and June 30, 2014, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of June 30, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$11,754,000	$130,000
Construction	1	781,000	68,000
Other	13	1,675,000	—
Municipal	—	—	—
Residential
Term	52	10,789,000	435,000
Construction	—	—	—
Home equity line of credit	5	792,000	—
Consumer	—	—	—
	88	$25,791,000	$633,000
The following table shows TDRs by class and the specific reserve as of December 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$12,282,000	$267,000
Construction	1	1,172,000	207,000
Other	15	2,007,000	—
Municipal	—	—	—
Residential
Term	54	10,932,000	373,000
Construction	—	—	—
Home equity line of credit	5	821,000	21,000
Consumer	—	—	—
	94	$27,214,000	$868,000

The following table shows TDRs by class and the specific reserve as of June 30, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	18	$12,702,000	$774,000
Construction	1	1,284,000	280,000
Other	18	2,311,000	142,000
Municipal	—	—	—
Residential
Term	55	11,166,000	383,000
Construction	—	—	—
Home equity line of credit	5	832,000	21,000
Consumer	—	—	—
	97	$28,295,000	$1,600,000

As of June 30, 2015, nine of the loans classified as TDRs with a total balance of $1,455,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	8	1,271,000	87,000
Construction	—	—	—
Home equity line of credit	1	184,000	—
Consumer	—	—	—
	9	$1,455,000	$87,000

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

For the six months ended June 30, 2015, no loans were placed on TDR status. This compares to three loans placed on TDR status with a post-modification outstanding balance of $291,000 for the six months ended June 30, 2014. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
The following table shows loans placed on TDR status in the six months ended June 30, 2014, by class of loan and the associated specific reserve included in the allowance for loan losses as of June 30, 2014:

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

For the quarters ended June 30, 2015 and 2014, no loans were placed on TDR status.

As of June 30, 2015, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,161,000. There were also 14 loans with an outstanding balance of $1,979,000 that were classified as TDRs and on non-accrual status. Four loans with an outstanding balance of $452,000, that were classified as TDRs, were in the process of foreclosure.

Consumer Mortgage Loans in Process of Foreclosure
As of June 30, 2015, there were 17 consumer mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,881,000.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of June 30, 2015, December 31, 2014, and June 30, 2014, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$225,000	$1,017,000	$1,701,000	$—	$2,943,000
Construction	275,000	161,000	269,000	—	705,000
Other	275,000	522,000	874,000	—	1,671,000
Municipal	—	—	16,000	—	16,000
Residential
Term	501,000	303,000	380,000	—	1,184,000
Construction	—	12,000	15,000	—	27,000
Home equity line of credit	31,000	584,000	303,000	—	918,000
Consumer	—	373,000	207,000	—	580,000
Unallocated	—	—	—	1,864,000	1,864,000
	$1,307,000	$2,972,000	$3,765,000	$1,864,000	$9,908,000

As of December 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$346,000	$1,444,000	$1,742,000	$—	$3,532,000
Construction	413,000	186,000	224,000	—	823,000
Other	129,000	624,000	752,000	—	1,505,000
Municipal	—	—	15,000	—	15,000
Residential
Term	519,000	297,000	369,000	—	1,185,000
Construction	—	9,000	11,000	—	20,000
Home equity line of credit	396,000	376,000	288,000	—	1,060,000
Consumer	—	346,000	196,000	—	542,000
Unallocated	—	—	—	1,662,000	1,662,000
	$1,803,000	$3,282,000	$3,597,000	$1,662,000	$10,344,000

As of June 30, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$1,150,000	$1,246,000	$1,840,000	$—	$4,236,000
Construction	487,000	86,000	127,000	—	700,000
Other	830,000	530,000	783,000	—	2,143,000
Municipal	—	—	16,000	—	16,000
Residential
Term	606,000	288,000	370,000	—	1,264,000
Construction	—	10,000	13,000	—	23,000
Home equity line of credit	73,000	389,000	291,000	—	753,000
Consumer	—	383,000	199,000	—	582,000
Unallocated	—	—	—	1,927,000	1,927,000
	$3,146,000	$2,932,000	$3,639,000	$1,927,000	$11,644,000
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
The qualitative portion of the allowance for loan losses was 0.39% of related loans as of June 30, 2015 and December 31, 2014. The qualitative portion increased $168,000 between December 31, 2014 and June 30, 2015 due to an increase in loans outstanding.
The unallocated component of the allowance totaled $1,864,000 at June 30, 2015, or 18.8% of the total reserve. This compares to $1,662,000 or 16.1% as of December 31, 2014. The increase in the unallocated portion is due to increased loan demand in comparison to previous years. Management feels the increase in the unallocated portion is directionally consistent with this change in demand.

The allowance for loan losses as a percent of total loans stood at 1.03% as of June 30, 2015. This compares to 1.13% of total loans as of December 31, 2014 and 1.31% of total loans as of June 30, 2014.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
Construction loans, both commercial and residential, comprise a small portion of the portfolio, and at 38.1% of capital are well under the regulatory guidance of 100.0% of capital at June 30, 2015. Construction loans and non-owner-occupied commercial real estate loans are at 104.3% of total capital, well under regulatory guidance of 300.0% of capital at June 30, 2015.
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

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2015:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$10,000	$—	$1,177,000	$—	$1,187,000
2 Above Average	14,233,000	59,000	8,854,000	21,284,000	44,430,000
3 Satisfactory	53,204,000	1,760,000	25,281,000	1,537,000	81,782,000
4 Average	117,345,000	33,579,000	68,015,000	—	218,939,000
5 Watch	35,279,000	3,359,000	19,723,000	—	58,361,000
6 OAEM	8,799,000	—	1,458,000	—	10,257,000
7 Substandard	20,544,000	747,000	3,664,000	—	24,955,000
8 Doubtful	—	—	77,000	—	77,000
Total	$249,414,000	$39,504,000	$128,249,000	$22,821,000	$439,988,000
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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2015.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2015, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2015:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2015
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Charge offs	122,000	9,000	486,000	—	149,000	—	508,000	205,000	—	1,479,000
Recoveries	—	—	15,000	—	33,000	—	30,000	65,000	—	143,000
Provision (credit)	(467,000)	(109,000)	637,000	1,000	115,000	7,000	336,000	178,000	202,000	900,000
Ending balance	$2,943,000	$705,000	$1,671,000	$16,000	$1,184,000	$27,000	$918,000	$580,000	$1,864,000	$9,908,000
For the three months ended June 30, 2015
Beginning balance	$3,117,000	$807,000	$1,714,000	$16,000	$1,108,000	$23,000	$1,044,000	$526,000	$1,841,000	$10,196,000
Charge offs	—	9,000	484,000	—	66,000	—	61,000	143,000	—	763,000
Recoveries	—	—	11,000	—	27,000	—	8,000	29,000	—	75,000
Provision (credit)	(174,000)	(93,000)	430,000	—	115,000	4,000	(73,000)	168,000	23,000	400,000
Ending balance	$2,943,000	$705,000	$1,671,000	$16,000	$1,184,000	$27,000	$918,000	$580,000	$1,864,000	$9,908,000
Allowance for loan losses as of June 30, 2015
Ending balance specifically evaluated for impairment	$225,000	$275,000	$275,000	$—	$501,000	$—	$31,000	$—	$—	$1,307,000
Ending balance collectively evaluated for impairment	$2,718,000	$430,000	$1,396,000	$16,000	$683,000	$27,000	$887,000	$580,000	$1,864,000	$8,601,000
Related loan balances as of June 30, 2015
Ending balance	$249,414,000	$39,504,000	$128,249,000	$22,821,000	$378,090,000	$14,215,000	$108,788,000	$22,028,000	$—	$963,109,000
Ending balance specifically evaluated for impairment	$12,566,000	$989,000	$2,106,000	$—	$15,420,000	$—	$1,572,000	$95,000	$—	$32,748,000
Ending balance collectively evaluated for impairment	$236,848,000	$38,515,000	$126,143,000	$22,821,000	$362,670,000	$14,215,000	$107,216,000	$21,933,000	$—	$930,361,000

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

As of June 30, 2015, 86,336 shares of restricted stock had been granted under the 2010 Plan, of which 66,644 shares remain restricted as of June 30, 2015 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	5.0	5,500	0.6
2012	4.0	2,704	0.7
2012	5.0	7,996	1.7
2013	3.0	3,808	0.6
2013	5.0	14,776	2.6
2014	2.0	7,786	0.6
2014	5.0	10,422	3.6
2015	1.0	2,156	0.6
2015	5.0	11,496	4.6
		66,644	2.3
The compensation cost related to these restricted stock grants is $1,079,000 and will be recognized over the vesting terms of each grant. In the six months ended June 30, 2015, $148,000 of expense was recognized for these restricted shares, leaving $493,000 in unrecognized expense as of June 30, 2015. In the six months ended June 30, 2014, $205,000 of expense was recognized for restricted shares, leaving $638,000 in unrecognized expense as of June 30, 2014.
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
The Company applies the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation – Stock Compensation", to stock-based employee compensation. As of June 30, 2015, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of June 30, 2015 and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	42,000	$18.00
Granted in 2015	—	—		—
Exercised in 2015	—	—		—
Expired unexercised in 2015	42,000	18.00		—
Outstanding at June 30, 2015	—	$—	—	—
Exercisable at June 30, 2015	—	$—	—	—

Note 6 – Preferred and Common Stock
Preferred Stock
On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury ("Treasury') under the Capital Purchase Program ("the CPP Shares"). The CPP Shares qualified as Tier 1 capital on the Company's books for regulatory purposes and ranked senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future. In three separate transactions in 2012 and 2013, the Company repurchased all of the CPP shares from the Treasury.
Incident to such issuance of the CPP shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold the entire number of Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares and strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares under the Warrants now stands at 226,819 shares with a strike price of $16.53.

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Proceeds from sale of common stock totaled $225,000 and $224,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2015 and 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2015
Net income as reported	$8,249,000
Basic EPS: Income available to common shareholders	8,249,000	10,668,345	$0.77
Effect of dilutive securities: restricted stock		72,416
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,249,000	10,740,761	$0.77
For the six months ended June 30, 2014
Net income as reported	$7,175,000
Basic EPS: Income available to common shareholders	7,175,000	10,631,165	$0.67
Effect of dilutive securities: restricted stock		66,830
Diluted EPS: Income available to common shareholders plus assumed conversions	$7,175,000	10,697,995	$0.67
The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2015 and 2014.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2015
Net income as reported	$4,074,000
Basic EPS: Income available to common shareholders	4,074,000	10,671,596	$0.38
Effect of dilutive securities: restricted stock		77,263
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,074,000	10,748,859	$0.38
For the quarter ended June 30, 2014
Net income as reported	$3,747,000
Basic EPS: Income available to common shareholders	3,747,000	10,635,073	$0.35
Effect of dilutive securities: restricted stock		72,684
Diluted EPS: Income available to common shareholders plus assumed conversions	$3,747,000	10,707,757	$0.35
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
The following table presents the number of options and warrants outstanding as of June 30, 2015 and 2014 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and six months ended June 30, 2015
Incentive stock options	—	—	—
Warrants to private parties	226,819	226,819	—
Total dilutive securities	226,819	226,819	—
For the three and six months ended June 30, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to Treasury	225,904	—	225,904
Total dilutive securities	267,904	—	267,904

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2014. The amount for 2015 has not been established. The expense related to the 401(k) plan was $232,000 and $227,000 for the six months ended June 30, 2015 and 2014, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $156,000 for the six months ended June 30, 2015 and $155,000 for the same period in 2014. As of June 30, 2015, the associated accrued liability included in other liabilities in the balance sheet was $3,049,000 compared to $2,999,000 and $2,493,000 at December 31, 2014 and June 30, 2014, respectively.

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

	At or for the six months ended June 30,
	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$1,928,000	$1,479,000
Service cost	—	10,000
Interest cost	36,000	44,000
Benefits paid	(52,000)	(52,000)
Benefit obligation at end of period	$1,912,000	$1,481,000
Funded status
Benefit obligation at end of period	$(1,912,000)	$(1,481,000)
Unamortized (gain) loss	192,000	(289,000)
Accrued benefit cost at end of period	$(1,720,000)	$(1,770,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$—	$10,000	$—	$5,000
Interest cost	36,000	44,000	18,000	22,000
Net periodic benefit cost	$36,000	$54,000	$18,000	$27,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Unamortized net actuarial gain (loss)	$(192,000)	$(192,000)	$289,000
Deferred tax (expense) benefit at 35%	67,000	67,000	(101,000)
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(125,000)	$(125,000)	$188,000

A weighted average discount rate of 4.25% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for the third quarter of 2015 are $30,000 and the expected benefit payments for all of 2015 are $120,000. Plan expense for 2015 is estimated to be $80,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarters ended June 30, 2015 and 2014.

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,522,000	$(6,591,000)	$2,579,000	$(1,767,000)
Unrealized gains (losses) arising during the period	(965,000)	12,558,000	(2,448,000)	5,101,000
Reclassification of realized gains during the period	(1,395,000)	(40,000)	—	(4,000)
Related deferred taxes	826,000	(4,381,000)	857,000	(1,784,000)
Net change	(1,534,000)	8,137,000	(1,591,000)	3,313,000
Balance at end of period	$988,000	$1,546,000	$988,000	$1,546,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarters ended June 30, 2015 and 2014.

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(48,000)	$—	$(67,000)	$—
Net unrealized losses transferred during the period	—	—	—	—
Amortization of net unrealized losses	(27,000)	—	(13,000)	—
Related deferred taxes	(9,000)	—	(4,000)	—
Net change	(36,000)	—	(17,000)	—
Balance at end of period	$(84,000)	$—	$(84,000)	$—
The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarters ended June 30, 2015 and 2014.

	For the six months ended June 30,		For the quarters ended June 30,
	2015	2014	2015	2014
Unrecognized postretirement benefits at beginning of period	$(125,000)	$188,000	$(125,000)	$188,000
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes	—	—	—	—
Unrecognized postretirement benefits at end of period	$(125,000)	$188,000	$(125,000)	$188,000

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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2015, the prepayment assumption using the PSA model was 180, which translates into an anticipated prepayment rate of 10.79%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.11%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2015 and 2014, servicing rights capitalized totaled $227,000 and $130,000, respectively. Servicing rights capitalized for the three-month periods ended June 30, 2015 and 2014, were $163,000 and $49,000 respectively. Servicing rights amortized for the six months ended June 30, 2015 and 2014, were $221,000 and $226,000, respectively. The fair value of servicing rights was $1,914,000, $2,088,000 and $2,123,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Bank serviced loans for others totaling $217,367,000, $214,086,000 and $210,141,000 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2015	December 31, 2014	June 30, 2014
Mortgage servicing rights	$6,266,000	$6,039,000	$5,826,000
Accumulated amortization	(5,170,000)	(4,949,000)	(4,747,000)
Impairment reserve	(25,000)	(4,000)	(5,000)
	$1,071,000	$1,086,000	$1,074,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2015 and 2014, and at December 31, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
Certificates of deposit < $100,000	$161,518,000	$184,471,000	$220,360,000
Certificates $100,000 to $250,000	278,429,000	221,892,000	253,185,000
Certificates $250,000 and over	38,172,000	41,138,000	40,339,000
	$478,119,000	$447,501,000	$513,884,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015, December 31, 2014 and June 30, 2014.

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$185,592,000	$—	$185,592,000
State and political subdivisions	—	25,040,000	—	25,040,000
Other equity securities	—	3,182,000	—	3,182,000
Total assets	$—	$213,814,000	$—	$213,814,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$151,855,000	$—	$151,855,000
State and political subdivisions	—	30,855,000	—	30,855,000
Other equity securities	—	2,551,000	—	2,551,000
Total assets	$—	$185,261,000	$—	$185,261,000

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$166,703,000	$—	$166,703,000
State and political subdivisions	—	134,895,000	—	134,895,000
Other equity securities	—	2,282,000	—	2,282,000
Total assets	$—	$303,880,000	$—	$303,880,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $332,000, $654,000 and $256,000 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $805,000, $1,074,000 and $2,105,000 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$2,192,000	$—	$2,192,000
Impaired loans	—	1,830,000	—	1,830,000
Total assets	$—	$4,022,000	$—	$4,022,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,785,000	$—	$3,785,000
Impaired loans	—	1,909,000	—	1,909,000
Total assets	$—	$5,694,000	$—	$5,694,000

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$4,863,000	$—	$4,863,000
Impaired loans	—	2,678,000	—	2,678,000
Total assets	$—	$7,541,000	$—	$7,541,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,481,000	$16,481,000	$16,481,000	$—	$—
Interest bearing deposits in other banks	24,565,000	24,565,000	24,565,000	—	—
Securities available for sale	213,814,000	213,814,000	—	213,814,000	—
Securities to be held to maturity	249,250,000	248,698,000	—	248,698,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,788,000	243,426,000	—	170,000	243,256,000
Construction	38,636,000	38,265,000	—	—	38,265,000
Other	126,191,000	126,149,000	—	25,000	126,124,000
Municipal	22,801,000	23,092,000	—	—	23,092,000
Residential
Term	376,632,000	382,268,000	—	1,635,000	380,633,000
Construction	14,182,000	14,150,000	—	—	14,150,000
Home equity line of credit	107,657,000	106,966,000	—	—	106,966,000
Consumer	21,314,000	21,393,000	—	—	21,393,000
Total loans	953,201,000	955,709,000	—	1,830,000	953,879,000
Mortgage servicing rights	1,071,000	1,914,000	—	1,914,000	—
Accrued interest receivable	6,180,000	6,180,000	—	6,180,000	—
Financial liabilities
Demand deposits	$107,244,000	$102,223,000	$—	$102,223,000	$—
NOW deposits	221,964,000	202,972,000	—	202,972,000	—
Money market deposits	102,219,000	89,208,000	—	89,208,000	—
Savings deposits	186,777,000	162,469,000	—	162,469,000	—
Local certificates of deposit	194,653,000	194,877,000	—	194,877,000	—
National certificates of deposit	283,466,000	283,514,000	—	283,514,000	—
Total deposits	1,096,323,000	1,035,263,000	—	1,035,263,000	—
Repurchase agreements	87,875,000	82,365,000	—	82,365,000	—
Federal Home Loan Bank advances	190,138,000	192,471,000	—	192,471,000	—
Total borrowed funds	278,013,000	274,836,000	—	274,836,000	—
Accrued interest payable	506,000	506,000	—	506,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,057,000	$13,057,000	$13,057,000	$—	$—
Interest bearing deposits in other banks	3,559,000	3,559,000	3,559,000	—	—
Securities available for sale	185,261,000	185,261,000	—	185,261,000	—
Securities to be held to maturity	275,919,000	279,704,000	—	279,704,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,104,000	236,368,000	—	431,000	235,937,000
Construction	29,951,000	29,733,000	—	—	29,733,000
Other	102,738,000	102,858,000	—	—	102,858,000
Municipal	20,406,000	20,833,000	—	—	20,833,000
Residential
Term	382,620,000	389,200,000	—	990,000	388,210,000
Construction	12,136,000	12,123,000	—	—	12,123,000
Home equity line of credit	102,258,000	101,733,000	—	488,000	101,245,000
Consumer	19,007,000	19,207,000	—	—	19,207,000
Total loans	907,220,000	912,055,000	—	1,909,000	910,146,000
Mortgage servicing rights	1,086,000	2,088,000	—	2,088,000	—
Accrued interest receivable	4,748,000	4,748,000	—	4,748,000	—
Financial liabilities
Demand deposits	$113,133,000	$109,973,000	$—	$109,973,000	$—
NOW deposits	199,977,000	186,490,000	—	186,490,000	—
Money market deposits	98,607,000	83,837,000	—	83,837,000	—
Savings deposits	165,601,000	146,936,000	—	146,936,000	—
Local certificates of deposit	205,072,000	205,360,000	—	205,360,000	—
National certificates of deposit	242,429,000	242,824,000	—	242,824,000	—
Total deposits	1,024,819,000	975,420,000	—	975,420,000	—
Repurchase agreements	74,725,000	70,783,000	—	70,783,000	—
Federal Home Loan Bank advances	205,191,000	208,259,000	—	208,259,000	—
Total borrowed funds	279,916,000	279,042,000	—	279,042,000	—
Accrued interest payable	521,000	521,000	—	521,000	—

The carrying amount and estimated fair values for financial instruments as of June 30, 2014 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,416,000	$20,416,000	$20,416,000	$—	$—
Interest bearing deposits in other banks	272,000	272,000	272,000	—	—
Securities available for sale	303,880,000	303,880,000	—	303,880,000	—
Securities to be held to maturity	198,135,000	195,550,000	—	195,550,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	272,000	272,000	—	272,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	240,584,000	238,883,000	—	973,000	237,910,000
Construction	16,245,000	16,130,000	—	—	16,130,000
Other	101,666,000	101,931,000	—	212,000	101,719,000
Municipal	17,874,000	18,191,000	—	—	18,191,000
Residential
Term	377,512,000	385,216,000	—	1,314,000	383,902,000
Construction	13,225,000	13,200,000	—	—	13,200,000
Home equity line of credit	96,919,000	96,556,000	—	179,000	96,377,000
Consumer	16,195,000	16,492,000	—	—	16,492,000
Total loans	880,220,000	886,599,000	—	2,678,000	883,921,000
Mortgage servicing rights	1,074,000	2,123,000	—	2,123,000	—
Accrued interest receivable	6,247,000	6,247,000	—	6,247,000	—
Financial liabilities
Demand deposits	$99,210,000	$94,728,000	$—	$94,728,000	$—
NOW deposits	174,680,000	159,469,000	—	159,469,000	—
Money market deposits	92,060,000	76,740,000	—	76,740,000	—
Savings deposits	153,602,000	133,733,000	—	133,733,000	—
Local certificates of deposit	216,995,000	218,354,000	—	218,354,000	—
National certificates of deposit	296,889,000	298,129,000	—	298,129,000	—
Total deposits	1,033,436,000	981,153,000	—	981,153,000	—
Repurchase agreements	72,135,000	72,135,000	—	72,135,000	—
Federal Home Loan Bank advances	226,385,000	230,355,000	—	230,355,000	—
Total borrowed funds	298,520,000	302,490,000	—	302,490,000	—
Accrued interest payable	570,000	570,000	—	570,000	—

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
In May 2014, the FASB Issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.
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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2015 and 2014.

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2015	2014	2015	2014
Net interest income as presented	$19,780	$19,546	$10,078	$9,835
Effect of tax-exempt income	1,557	1,826	774	903
Net interest income, tax equivalent	$21,337	$21,372	$10,852	$10,738
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2015	2014	2015	2014
Non-interest expense, as presented	$14,245	$14,543	$6,980	$7,291
Net interest income, as presented	19,780	19,546	10,078	9,835
Effect of tax-exempt income	1,557	1,826	774	903
Non-interest income, as presented	6,492	4,790	2,834	2,458
Effect of non-interest tax-exempt income	90	91	45	45
Net securities gains	(1,395)	(40)	—	(4)
Adjusted net interest income plus non-interest income	$26,524	$26,213	$13,731	$13,237
Non-GAAP efficiency ratio	53.71%	55.48%	50.83%	55.08%
GAAP efficiency ratio	54.22%	59.76%	54.06%	59.31%
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

	For the six months ended June 30,		For the quarters ended June 30,
Dollars in thousands	2015	2014	2015	2014
Average shareholders' equity as presented	$164,837	$153,988	$165,527	$156,724
Less intangible assets	(30,143)	(30,420)	(30,151)	(30,379)
Average tangible shareholders' common equity	$134,694	$123,568	$135,376	$126,345

Executive Summary
Net income for the six months ended June 30, 2015 was $8.2 million, up $1.1 million or 15.0% from the same period in 2014. Earnings per common share on a fully diluted basis were $0.77 for the six months ended June 30, 2015, up $0.10 or 14.9% from the $0.67 posted for the same period in 2014. For the quarter ended June 30, 2015, net income was $4.1 million, up $327,000 or 8.7% from the same period in 2014. Earnings per common share on a fully diluted basis were $0.38 for the quarter ended June 30, 2015, up $0.03 or 8.6% from the $0.35 posted in 2014. Compared to the previous quarter, net income was down $101,000 or 2.4% and earnings per common share on a fully diluted basis were down $0.01 or 2.6%.
This was another excellent quarter for The First Bancorp, Inc with the best results ever posted for the first half of a year. The combination of strong loan growth and continued improvement in credit quality are the principal drivers of our performance in 2015. In addition, the Board of Directors voted to increase the quarterly dividend by one cent in June 2015 to $0.22 per share.

Net interest income on a tax-equivalent basis was down $34,000 or 0.2% in the six months ended June 30, 2015 compared to the same period in 2014. A $39,000 decrease as a result of the Company's net interest margin dropping from 3.11% for the six months ended June 30, 2014 to 3.08% for same period in 2015 was partly offset by the $5,000 impact of slightly higher asset levels.
For the quarter ended June 30, 2015, net interest income on a tax-equivalent basis increased $114,000 or 1.1% compared to the same period in 2014. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $366,000 or
3.5%.
Non-interest income for the six months ended June 30, 2015 was $1.7 million or 35.5% higher than in the six months ended June 30, 2014. This was attributable to an increase in net securities gains booked in the first quarter of 2015 as well as strong mortgage and servicing income. Non-interest expense for the six months ended June 30, 2015 was $298,000 or 2.0% lower than in the same period in 2014, due to lower other credit-related costs, including expenses for collections, foreclosure and foreclosed properties as well as lower employee costs.
The other driver of our performance, credit quality, continues on the path of significant improvement that we have seen for the past several quarters. Non-performing assets stood at 0.72% of total assets as of June 30, 2015 - the lowest level seen since the second quarter of 2008, well below the 1.16% of total assets as of June 30, 2014 and down from 0.97% as of December 31, 2014. Total past-due loans were 1.14% of total loans as of June 30, 2015, compared to 1.29% of total loans as of December 31, 2014, and 1.26% as of June 30, 2014.
The provision for loan losses for the first six months of 2015 was $900,000, $400,000 or 80.0% higher than in the same period in 2014. In early 2014 we had a large recovery which significantly reduced the amount provisioned the first half of 2014. Net loan chargeoffs for the six months ended June 30, 2015 were $1.3 million or 0.29% of average loans on an annualized basis. This was up $966,000 from net chargeoffs of $370,000 or 0.09% of average loans on an annualized basis for the six months ended June 30, 2014. The allowance for loan losses decreased $436,000 between December 31, 2014 and June 30, 2015, and is 1.03% of loans outstanding as of June 30, 2015, down from 1.13% at December 31, 2014 and from 1.31% a year ago.
Total assets have increased $71.2 million or 4.8% year-to-date. The loan portfolio increased $45.5 million in the six months ended June 30, 2015 and $71.2 million from a year ago. The investment portfolio has increased $1.9 million or 0.4% year-to-date and decreased $39.0 million or 7.5% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $37.3 million or 7.8% year-to-date and increased $88.5 million or 20.7% over the past year. The year-to-date increase is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) decreased $22.3 million and wholesale CDs decreased $13.4 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.12%, well above the well-capitalized threshold of 10.5% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.35% for the six months ended June 30, 2015 compared to 11.71% for the same period in 2014. Based upon March 31, 2015 data, our return on average tangible common equity was in the top 21% of all banks in the UBPR peer group, which had an average return on equity of 9.22%. Our efficiency ratio continues to be an important component in our overall performance and dropped nearly 2.00% to 53.71% for the six months ended June 30, 2015, from 55.48% for the same period in 2014. This ratio remains well below the UBPR peer group average of 66.42% as of March 31, 2015.

Net Interest Income
Total interest income of $24.9 million for the six months ended June 30, 2015 was a decrease of $424,000 or 1.7% compared to total interest income of $25.4 million for the same period of 2014. Total interest expense of $5.2 million for the six months ended June 30, 2015 is a $658,000 or 11.3% decrease from total interest expense of $5.8 million for the six months ended June 30, 2014. As a result, net interest income of 19.8 million for the six months ended June 30, 2015 was an increase of $234,000 or 1.2% compared to net interest income of $19.5 million for the same period ended June 30, 2014. The Company's net interest margin on a tax-equivalent basis decreased from 3.11% for the six months ended June 30, 2014 to 3.08% for the six months ended June 30, 2015. Tax-exempt interest income amounted to $2.9 million for the six months ended June 30, 2015 and $3.4 million for the same period of 2014.
Total interest income of $12.6 million for the quarter ended June 30, 2015 is a 1.3% decrease from total interest income of
$12.7 million in the comparable period of 2014. Total interest expense of $2.5 million for the quarter ended June 30, 2015 is a
14.1% decrease from total interest expense of $2.9 million for the comparable period of 2014. As a result, net interest income increased 2.5% or $243,000 to $10.1 million for the quarter ended June 30, 2015, from the $9.8 million reported for the same period in 2014. The Company's net interest margin on a tax-equivalent basis decreased from 3.10% for the quarter ended
June 30, 2014 to 3.07% for the quarter ended June 30, 2015. Tax-exempt interest income amounted to $1.4 million and $1.7 million for the quarters ended June 30, 2015 and 2014, respectively.

The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2015 and 2014. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2015 and 2014.

	For the six months ended
	June 30, 2015		June 30, 2014
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$13	0.23%	$3	0.30%
Investments	8,318	3.79%	9,800	3.92%
Loans held for sale	8	4.25%	5	4.18%
Loans	18,157	3.89%	17,380	3.99%
Total interest income	26,496	3.83%	27,188	3.97%
Interest expense
Deposits	2,759	0.61%	3,629	0.77%
Other borrowings	2,400	1.68%	2,188	1.66%
Total interest expense	5,159	0.87%	5,817	0.97%
Net interest income	$21,337		$21,371
Interest rate spread		2.96%		3.00%
Net interest margin		3.08%		3.11%

	For the quarters ended
	June 30, 2015		June 30, 2014
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$8	0.21%	$1	1.00%
Investments	4,105	3.68%	4,924	3.85%
Loans held for sale	5	4.16%	3	7.08%
Loans	9,230	3.87%	8,715	3.98%
Total interest-earning assets	13,348	3.77%	13,643	3.94%
Interest expense
Deposits	1,316	0.56%	1,804	0.77%
Other borrowings	1,180	1.69%	1,101	1.60%
Total interest expense	2,496	0.82%	2,905	0.96%
Net interest income	$10,852		$10,738
Interest rate spread		2.96%		2.98%
Net interest margin		3.07%		3.10%

The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2015 compared to 2014. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2015 and 2014.

For the six months ended June 30, 2015 compared to 2014
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$13	$(1)	$(2)	$10
Investment securities	(1,187)	(336)	41	(1,482)
Loans held for sale	3	—	—	3
Loans	1,241	(433)	(31)	777
Change in interest income	70	(770)	8	(692)
Interest expense
Deposits	(150)	(751)	31	(870)
Other borrowings	195	15	2	212
Change in interest expense	45	(736)	33	(658)
Change in net interest income	$25	$(34)	$(25)	$(34)
1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2015 compared to 2014
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$37	$(1)	$(29)	$7
Investment securities	(630)	(217)	28	(819)
Loans held for sale	5	(1)	(2)	2
Loans	771	(235)	(21)	515
Change in interest income	183	(454)	(24)	(295)
Interest expense
Deposits	1	(488)	(1)	(488)
Other borrowings	15	63	1	79
Change in interest expense	16	(425)	—	(409)
Change in net interest income	$167	$(29)	$(24)	$114

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2015 and 2014.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Assets
Cash and cash equivalents	$13,960	$15,157	$14,353	$15,199
Interest-bearing deposits in other banks	11,447	2,083	15,153	404
Securities available for sale	166,832	307,542	178,411	305,913
Securities to be held to maturity	262,354	182,708	254,766	192,784
Restricted equity securities, at cost	13,912	13,912	13,912	13,912
Loans held for sale	380	241	482	170
Loans	940,101	877,446	955,671	877,977
Allowance for loan losses	(10,180)	(11,794)	(10,237)	(11,945)
Net loans	929,921	865,652	945,434	866,032
Accrued interest receivable	5,144	5,402	5,380	5,572
Premises and equipment	22,337	22,729	22,187	21,979
Other real estate owned	2,713	4,884	2,316	4,930
Goodwill	29,805	29,805	29,805	29,805
Other assets	22,228	25,660	22,203	25,241
Total Assets	$1,481,033	$1,475,775	$1,504,402	$1,481,941

Liabilities & Shareholders' Equity
Demand deposits	$104,024	$95,512	$103,721	$95,280
NOW deposits	204,034	156,669	209,731	162,602
Money market deposits	100,640	88,205	103,889	89,792
Savings deposits	175,542	150,685	184,204	150,738
Certificates of deposit	429,017	552,775	444,500	538,871
Total deposits	1,013,257	1,043,846	1,046,045	1,037,283
Borrowed funds – short term	158,406	133,370	143,035	135,369
Borrowed funds – long term	130,935	132,263	136,239	140,152
Dividends payable	1,067	976	1,082	979
Other liabilities	12,531	11,332	12,474	11,434
Total Liabilities	1,316,196	1,321,787	1,338,875	1,325,217
Shareholders' Equity:
Common stock	107	107	107	107
Additional paid-in capital	59,266	58,569	59,359	58,675
Retained earnings	103,321	96,674	104,058	97,443
Net unrealized gain (loss) on securities available-for-sale	2,332	(1,550)	2,201	311
Net unrealized loss on securities transferred from available for sale to held to maturity	(64)	—	(73)	—
Net unrealized gain (loss) on postretirement benefit costs	(125)	188	(125)	188
Total Shareholders' Equity	164,837	153,988	165,527	156,724
Total Liabilities & Shareholders' Equity	$1,481,033	$1,475,775	$1,504,402	$1,481,941

Non-Interest Income
Non-interest income of $6.5 million for the six months ended June 30, 2015 is an increase of $1.7 million compared to the same period in 2014. This was attributable to an increase in net securities gains booked in the first quarter of 2015 as well as strong mortgage and servicing income. Non-interest income was $2.8 million for the quarter ended June 30, 2015, an increase of 15.30% from the $2.5 million reported for the quarter ended June 30, 2014. This increase was attributable to an increase in mortgage origination and servicing income.
Non-Interest Expense
Non-interest expense of $14.2 million for the six months ended June 30, 2015 is a decrease of 2.0% or $298,000 compared to non-interest expense of $14.5 million for the same period in 2014. This decrease was due to lower other credit-related costs, including expenses for collections, foreclosure and foreclosed properties as well as lower employee costs. The Company's efficiency ratio has dropped nearly 2.00% to 53.71% for the six months ended June 30, 2015 from 55.48% for the same period in 2014. Noninterest expense of $7.0 million for the quarter ended June 30, 2015 is a decrease of 4.3% compared to non-interest expense of $7.3 million for the same period in 2014 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $2.9 million for the six months ended June 30, 2015, up $760,000 from the same period in 2014. This is in line with the increase in the Company's level of income before taxes.
Investments
The Company's investment portfolio increased by $1.9 million or 0.4% between December 31, 2014, and June 30, 2015. As of June 30, 2015, mortgage-backed securities had a carrying value of $234.2 million and a fair value of $235.8 million. Of this total, securities with a fair value of $140.0 million or 59.4% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $95.8 million or 40.6% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $84,000 at June 30, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2015 and 2014 and December 31, 2014.

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Securities available for sale
Mortgage-backed securities	$185,592	$151,855	$166,703
State and political subdivisions	25,040	30,855	134,895
Other equity securities	3,182	2,551	2,282
	$213,814	$185,261	$303,880
Securities to be held to maturity
U.S. government-sponsored agencies	$75,982	$92,341	$92,324
Mortgage-backed securities	48,655	57,003	65,835
State and political subdivisions	124,313	126,275	39,676
Corporate securities	300	300	300
	$249,250	$275,919	$198,135
Restricted equity securities
Federal Home Loan Bank Stock	$12,875	$12,875	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,912	$13,912	$13,912
Total securities	$476,976	475,092	515,927

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2015. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	5,354	2.43%
Due after 10 years	—	0.00%	70,628	3.27%
Total	—	0.00%	75,982	3.21%
Mortgage-Backed Securities
Due in 1 year or less	2,389	2.86%	—	0.00%
Due in 1 to 5 years	22,528	2.80%	6,166	2.65%
Due in 5 to 10 years	6,853	2.89%	17,237	2.89%
Due after 10 years	153,822	2.54%	25,252	3.54%
Total	185,592	2.59%	48,655	3.20%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,044	6.67%
Due in 1 to 5 years	332	6.31%	6,066	6.36%
Due in 5 to 10 years	2,502	6.26%	23,367	6.15%
Due after 10 years	22,206	5.78%	93,836	5.05%
Total	25,040	5.83%	124,313	5.33%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	300	1.00%
Equity Securities	3,182	1.11%	—	0.00%
	$213,814	2.95%	$249,250	4.26%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2015 amounted to $5.8 million, or 1.26% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount was $2.9 million, or 0.63% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2015, the Company had temporarily impaired securities with a fair value of $237.3 million and unrealized losses of $5.8 million, as identified in the table below. This was up from December 31, 2014 as a result of a shift in the yield curve and a corresponding decrease in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $20.5 million as of June 30, 2015, compared with $111.7 million at December 31, 2014. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2015:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored agencies	$55,147	$(1,988)	$16,953	$(1,047)	$72,100	$(3,035)
Mortgage-backed securities	89,332	(1,280)	1,194	(80)	90,526	(1,360)
State and political subdivisions	72,217	(1,202)	2,299	(205)	74,516	(1,407)
Other equity securities	64	(7)	51	(1)	115	(8)
	$216,760	$(4,477)	$20,497	$(1,333)	$237,257	$(5,810)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2015, there were $3.0 million of unrealized losses on these securities compared to $2.1 million unrealized losses as of December 31, 2014. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2015, there were $1.4 million of unrealized losses on these securities compared with $694,000 at December 31, 2014. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2015 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2015, the total unrealized losses on municipal securities amounted to $1.4 million, compared with $135,000 at December 31, 2014. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2015 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2015, or at December 31, 2014. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2015, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of June 30, 2015, the total unrealized losses on other equity securities amounted to $8,000 compared with $4,000 at December 31, 2014. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at June 30, 2015.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2015 and December 31, 2014, the Bank's investment in FHLB stock totaled $12.9 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2015. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2015, the Bank had no loans held for sale. This compares to no loans at December 31, 2014 and $272,000 at June 30, 2014. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2015, with total loans at $963.1 million at June 30, 2015, up $45.5 million or 5.0% from total loans of $917.6 million at December 31, 2014. Commercial loans increased $39.4 million or 10.4% between December 31, 2014 and June 30, 2015, municipal loans increased $2.4 million or 11.7%, residential term loans decreased $5.9 million or 1.5% and home equity lines of credit increased $5.3 million or 5.1%.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending.Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a small portion of the portfolio, and at 38.1% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 104.3% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at June 30, 2015 and 2014 and December 31, 2014.

Dollars in thousands	June 30, 2015		December 31, 2014		June 30, 2014
Commercial
Real estate	$249,414	25.9%	$242,311	26.4%	$245,660	27.5%
Construction	39,504	4.1%	30,932	3.4%	17,084	1.9%
Other	128,249	13.3%	104,531	11.4%	104,234	11.7%
Municipal	22,821	2.4%	20,424	2.2%	17,893	2.0%
Residential
Term	378,090	39.2%	384,032	41.9%	379,027	42.5%
Construction	14,215	1.5%	12,160	1.3%	13,253	1.5%
Home equity line of credit	108,788	11.3%	103,521	11.3%	97,821	11.0%
Consumer	22,028	2.3%	19,653	2.1%	16,892	1.9%
Total loans	$963,109	100.0%	$917,564	100.0%	$891,864	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2015.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$11,677	$11,557	$24,212	$201,968	$249,414
Construction	1,324	3,485	3,146	31,549	39,504
Other	10,936	47,175	22,293	47,845	128,249
Municipal	7,581	4,286	5,338	5,616	22,821
Residential
Term	1,537	6,979	15,264	354,310	378,090
Construction	941	744	—	12,530	14,215
Home equity line of credit	773	258	2,378	105,379	108,788
Consumer	7,152	5,313	2,102	7,461	22,028
Total loans	$41,921	$79,797	$74,733	$766,658	$963,109
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2015.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$36,175	3.8%	$213,239	22.1%	$249,414	25.9%
Construction	2,691	0.3%	36,813	3.8%	39,504	4.1%
Other	51,264	5.3%	76,985	8.0%	128,249	13.3%
Municipal	20,667	2.2%	2,154	0.2%	22,821	2.4%
Residential
Term	244,897	25.4%	133,193	13.8%	378,090	39.2%
Construction	13,445	1.4%	770	0.1%	14,215	1.5%
Home equity line of credit	1,170	0.1%	107,618	11.2%	108,788	11.3%
Consumer	17,419	1.8%	4,609	0.5%	22,028	2.3%
Total loans	$387,728	40.3%	$575,381	59.7%	$963,109	100.0%
Loan Concentrations
As of June 30, 2015, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2015, impaired loans with specific reserves totaled $10.7 million and the amount of such reserves was $1.3 million. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2014 and the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2015 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of June 30, 2015 and 2014 and December 31, 2014. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2015		December 31, 2014		June 30, 2014
Commercial
Real estate	$2,943	25.9%	$3,532	26.4%	$4,236	27.5%
Construction	705	4.1%	823	3.4%	700	1.9%
Other	1,671	13.3%	1,505	11.4%	2,143	11.7%
Municipal	16	2.4%	15	2.2%	16	2.0%
Residential
Term	1,184	39.2%	1,185	41.9%	1,264	42.5%
Construction	27	1.5%	20	1.3%	23	1.5%
Home equity line of credit	918	11.3%	1,060	11.3%	753	11.0%
Consumer	580	2.3%	542	2.1%	582	1.9%
Unallocated	1,864	—%	1,662	—%	1,927	—%
Total	$9,908	100.0%	$10,344	100.0%	$11,644	100.0%

The allowance for loan losses totaled $9.9 million at June 30, 2015, compared to $10.3 million as of December 31, 2014 and $11.6 million as of June 30, 2014. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $496,000 in the first six months of 2015 from $1.8 million at December 31, 2014 to $1.3 million at June 30, 2015. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $310,000 in the first six months of 2015. This decline was due to a reduction in classified pool balances from December 31, 2014 and a lower level of historical loss averages. The portion of the reserve based on qualitative factors increased by $168,000 in the first six months of 2015 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $202,000 increase in unallocated reserves in the first six months of 2015 from $1.7 million at December 31, 2014 to $1.9 million at June 30, 2015.
A breakdown of the allowance for loan losses as of June 30, 2015, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$225	$1,017	$1,701	$—	$2,943
Construction	275	161	269	—	705
Other	275	522	874	—	1,671
Municipal	—	—	16	—	16
Residential
Term	501	303	380	—	1,184
Construction	—	12	15	—	27
Home equity line of credit	31	584	303	—	918
Consumer	—	373	207	—	580
Unallocated	—	—	—	1,864	1,864
	$1,307	$2,972	$3,765	$1,864	$9,908
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $900,000 for the first six months of 2015, an increase of $400,000 from the first six months of 2014. Net chargeoffs were $1,336,000 in the first six months of 2015 compared to net chargeoffs of $370,000 in the first six months of 2014. Our allowance as a percentage of outstanding loans was 1.03% as of June 30, 2015, down from 1.13% at December 31, 2014, and down from 1.31% a year ago.
The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Balance at beginning of year	$10,344	$11,514	$11,514
Loans charged off:
Commercial
Real estate	122	1,205	315
Construction	9	—	—
Other	486	989	175
Municipal	—	—	—
Residential
Term	149	699	338
Construction	—	—	—
Home equity line of credit	508	153	153
Consumer	205	449	219
Total	1,479	3,495	1,200
Recoveries on loans previously charged off
Commercial
Real estate	—	144	2
Construction	—	—	—
Other	15	758	705
Municipal	—	—	—
Residential
Term	33	36	8
Construction	—	25	—
Home equity line of credit	30	16	2
Consumer	65	196	113
Total	143	1,175	830
Net loans charged off	1,336	2,320	370
Provision for loan losses	900	1,150	500
Balance at end of period	$9,908	$10,344	$11,644
Ratio of net loans charged off to average loans outstanding[1]	0.29%	0.26%	0.09%
Ratio of allowance for loan losses to total loans outstanding	1.03%	1.13%	1.31%
1 Ratios for both years have been annualized on a 365-day basis.
Management believes the allowance for loan losses is appropriate as of June 30, 2015. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.93% at June 30, 2015 compared to 1.15% at December 31, 2014 and 1.42% at June 30, 2014. The following table shows the distribution of nonperforming loans by class as of June 30, 2015 and 2014 and December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Commercial
Real estate	$1,538	$2,088	$3,089
Construction	208	208	208
Other	429	935	2,017
Municipal	—	—	—
Residential
Term	5,698	6,421	6,432
Construction	—	—	—
Home equity line of credit	964	832	902
Consumer	95	26	—
Total nonperforming loans	$8,932	$10,510	$12,648
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2015, loans 90 or more days past due and still accruing interest totaled $236,000, compared to $181,000 at December 31, 2014 and $163,000 at June 30, 2014.

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
Our overall level of TDRs decreased during the first six months of 2015. As of June 30, 2015, we had 88 loans with a value of $25.8 million that have been restructured. This compares to 94 loans with a value of $27.2 million and 97 loans with a value of $28.3 million classified as TDRs as of December 31, 2014 and June 30, 2014, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2014 and June 30, 2015:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2014	94	$27,214
Added in 2015	—	—
Removed in 2015	(6)	(650)
Repayments in 2015	—	(773)
Total at June 30, 2015	88	$25,791

As of June 30, 2015, 72 loans with an aggregate balance of $23.1 million were performing under the modified terms, two loans with an aggregate balance of $717,000 were more than 30 days past due and accruing and 14 loans with an aggregate balance of $2.0 million were on nonaccrual. As a percentage of aggregate outstanding balance, 89.5% were performing under the modified terms, 2.8% were more than 30 days past due and accruing and 7.7% were on nonaccrual. The performance status of all TDRs as of June 30, 2015, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$11,027	$—	$727	$11,754
Construction	781	—	—	781
Other	1,675	—	—	1,675
Municipal	—	—	—	—
Residential
Term	9,004	717	1,068	10,789
Construction	—	—	—	—
Home equity line of credit	608	—	184	792
Consumer	—	—	—	—
	$23,095	$717	$1,979	$25,791
Percent of balance	89.5%	2.8%	7.7%	100.0%
Number of loans	72	2	14	88
Associated specific reserve	$470	$87	$76	$633

Residential TDRs (including home equity lines of credit) as of June 30, 2015 included 57 loans with an aggregate balance of $11.6 million, and the modifications granted fell into five major categories. Loans totaling $7.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.9 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $455,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.8 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.6 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2015 were comprised of 31 loans with a balance of $14.2 million. Of this total, 20 loans with an aggregate balance of $10.4 million had an extended period of interest-only payments, deferring the start of principal repayment. Six loans with an aggregate balance of $2.3 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining five loans with an aggregate balance of $1.5 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2015, Management is aware of eight loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.2 million. There were also 14 loans with an outstanding balance of $2.0 million that were classified as TDRs and on non-accrual status. Four loans with an outstanding balance of $452,000, were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $32.7 million at June 30, 2015, and have decreased $3.1 million from December 31, 2014. The number of loans decreased by 21 from 181 to 160 during the same period. Impaired commercial loans decreased $2.0 million between December 31, 2014 and June 30, 2015. The specific allowance for impaired commercial loans decreased from $888,000 at December 31, 2014 to $775,000 as of June 30, 2015, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2014 to June 30, 2015, impaired residential loans decreased $703,000 and impaired home equity lines of credit decreased $515,000.
The following table sets forth impaired loans as of June 30, 2015 and 2014 and December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Commercial
Real estate	$12,566	$13,304	$14,803
Construction	989	1,380	1,492
Other	2,106	2,942	4,325
Municipal	—	—	—
Residential
Term	15,420	16,123	16,102
Construction	—	—	—
Home equity line of credit	1,572	2,087	1,533
Consumer	95	26	—
Total	$32,748	$35,862	$38,255
Past Due Loans
The Bank's overall loan delinquency ratio was 1.14% at June 30, 2015 compared to 1.29% at December 31, 2014 and 1.26% at June 30, 2014. Loans 90 days delinquent and accruing increased from $181,000 at December 31, 2014 to $236,000 as of June 30, 2015. The total at June 30, 2015, is made up of six loans, with the largest loan totaling $90,000. We expect to collect all amounts due on these loans, including accrued interest. The following table sets forth loan delinquencies as of June 30, 2015 and 2014 and December 31, 2014:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Commercial
Real estate	$2,114	$860	$2,082
Construction	208	249	208
Other	262	1,193	876
Municipal	—	—	—
Residential
Term	6,270	7,003	6,428
Construction	160	—	—
Home equity line of credit	1,609	2,122	1,439
Consumer	393	436	218
Total	$11,016	$11,863	$11,251
Loans 30-89 days past due to total loans	0.66%	0.69%	0.50%
Loans 90+ days past due and accruing to total loans	0.02%	0.02%	0.02%
Loans 90+ days past due on non-accrual to total loans	0.46%	0.58%	0.74%
Total past due loans to total loans	1.14%	1.29%	1.26%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2015, there were five potential problem loans with a balance of $1.9 million or 0.20% of total loans. This compares to three loans with a balance of $387,000 or 0.04% of total loans at December 31, 2014.
As of June 30, 2015, there were 27 loans in the process of foreclosure with a total balance of $3.0 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2015, there were 20 properties owned with a net OREO balance of $2.2 million, net of an allowance for losses of $332,000, compared to December 31, 2014 when there were 28 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $654,000 and June 30, 2014 when there were 33 properties owned with a net OREO balance of $4.9 million, net of an allowance for losses of $256,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2015	December 31, 2014	June 30, 2014
Carrying Value
Commercial
Real estate	$—	$145	$145
Construction	81	151	192
Other	784	888	643
Municipal	—	—	—
Residential
Term	1,659	3,255	4,139
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$2,524	$4,439	$5,119
Related Allowance
Commercial
Real estate	$—	$75	$75
Construction	17	17	8
Other	29	170	31
Municipal	—	—	—
Residential
Term	286	392	142
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$332	$654	$256
Net Value
Commercial
Real estate	$—	$70	$70
Construction	64	134	184
Other	755	718	612
Municipal	—	—	—
Residential
Term	1,373	2,863	3,997
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$2,192	$3,785	$4,863
Liquidity Management
As of June 30, 2015, the Bank had primary sources of liquidity of $251.6 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $322.7 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 68.1% of total average assets in the first six months of 2015. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.

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
Deposits
During the first six months of 2015, total deposits increased by $71.5 million or 7.0% from December 31, 2014 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $37.3 million or 7.8% in the first six months of 2015, money market deposits increased $3.6 million or 3.7%, and certificates of deposit increased $30.6 million or 6.8%. Between June 30, 2014 and June 30, 2015, total deposits increased by $62.9 million or 6.1%. Low-cost deposits increased by $88.5 million or 20.7%, money market accounts increased $10.2 million or 11.0%, and certificates of deposit decreased $35.8 million or 7.0%. During the second quarter of 2015, the Company began offering insured cash sweep deposits resulting in an increase in both low-cost deposits and money market accounts. In addition, the increase in low-cost deposits both year-to-date and year-over-year is the result of normal seasonal fluctuation as well as organic growth throughout our branch network. The majority of the change in certificates of deposit year-to-date and year-over-year was primarily from a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2015, borrowed funds decreased $1.9 million or 0.7% from December 31, 2014. Between June 30, 2014 and June 30, 2015, borrowed funds decreased by $20.5 million or 6.9%. This is due to the above mentioned shift in funding between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of June 30, 2015 was $163.8 million, compared to $161.6 million as of December 31, 2014 and $157.4 million as of June 30, 2014. The Company's earnings in the first six months of 2015, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", decreased by $1.5 million from December 31, 2014 and now stands at a $988,000.
A cash dividend of $0.22 per share was declared in the second quarter of 2015. This is an increase of $0.01 per share from the $0.21 per share paid the last four quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 55.84% for the first six months of 2015 compared to 61.19% for the same period in 2014. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2015 is this year's net income plus $12.3 million.
On January 9, 2009 the Company issued $25 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, by the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares qualified as Tier 1 capital on the Company's books for regulatory purposes and ranked senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future. In three separate transactions in 2012 and 2013, the Company repurchased all of the CPP shares from the Treasury.
Incident to such issuance of the CPP shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold the entire number of Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares and strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares under the Warrants now stands at 226,819 shares with a strike price of $16.53.
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
The Company met each of the well capitalized ratio guidelines at June 30, 2015. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2015 and December 31, 2014.

As of June 30, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.90%	14.52%	14.52%	15.63%
Company	9.03%	15.02%	15.02%	16.12%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2014	Leverage	Tier 1	Common Equity Tier 1		Total Risk-Based
Bank	8.77%	14.87%	N/A	%	16.09%
Company	8.88%	15.06%	N/A	%	16.27%
Adequately capitalized ratio	4.00%	4.00%	N/A	%	8.00%
Well capitalized ratio (Bank only)	5.00%	6.00%	N/A	%	10.00%

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2015:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$278,013	$132,876	$80,000	$65,000	$137
Operating leases	559	147	248	105	59
Certificates of deposit	478,119	355,351	50,379	72,389	—
Total	$756,691	$488,374	$130,627	$137,494	$196
Total loan commitments and unused lines of credit	$123,468	$123,468	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2015 was +2.78% of total assets compared to +0.05% of total assets at December 31, 2014. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2015, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost	$17,723	$42,736	$168,097	$232,988
Restricted stock, at cost	12,875	—	—	1,037
Loans held for sale	—	—	—	—
Loans	394,817	151,545	308,158	108,589
Other interest-earning assets	—	11,276	—	—
Non-rate-sensitive assets	31,253	—	—	72,246
Total assets	456,668	205,557	476,255	414,860
Interest-bearing deposits	373,126	105,369	121,710	388,874
Borrowed funds	112,875	20,000	145,000	138
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	246,298
Total liabilities and equity	487,901	131,069	299,060	635,310
Period gap	$(31,233)	$74,488	$177,195	$(220,450)
Percent of total assets	(2.01)%	4.80%	11.41%	(14.19)%
Cumulative gap (current)	$(31,233)	$43,255	$220,450	$—
Percent of total assets	(2.01)%	2.78%	14.19%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.88% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.98% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 3.56% in a falling-rate scenario, and lower than that earned in a stable rate environment by 3.30% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2015 and December 31, 2014 is presented in the following table:

Changes in Net Interest Income	June 30, 2015	December 31, 2014
Year 1
Projected change if rates decrease by 1.0%	-0.88%	-1.47%
Projected change if rates increase by 2.0%	-3.98%	-2.95%
Year 2
Projected change if rates decrease by 1.0%	-3.56%	-3.00%
Projected change if rates increase by 2.0%	-3.30%	-3.42%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2015, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2015, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects interest rates will remain stable in the next one-to-four quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2015, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Date: August 7, 2015

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 7, 2015