Form 10-K/A
period 2010-12-31
First Bancorp, Inc /ME/
filed 2015-12-01
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
Common Stock: $115,823,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 9, 2011
Common Stock: 9,786,300 shares

Table of Contents

Explanatory Note		1

Item 15	Exhibits, Financial Statements, Schedules	2

	Signatures	3

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2010 of The First Bancorp, Inc. (the “Company”), originally filed with the Securities and Exchange Commission on March 11, 2011 (the “Form 10-K”), is to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted in the Company’s original filing. Updated Certifications of the Company’s Chief Executive Officer and Chief Financial Officer are provided as well.

ITEM 15. Exhibits, Financial Statement Schedules
A. Exhibits

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm
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

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President & Chief Executive Officer
December 1, 2015