Form 10-K/A
period 2011-12-31
First Bancorp, Inc /ME/
filed 2015-12-01
CIK 765207

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
Common Stock: $131,301,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2012
Common Stock: 9,826,376 shares

Table of Contents

Explanatory Note		1

Item 15	Exhibits, Financial Statements, Schedules	2

	Signatures	3

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2011 of The First Bancorp, Inc. (the “Company”), originally filed with the Securities and Exchange Commission on March 12, 2012 (the “Form 10-K”), is to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted in the Company’s original filing. Updated Certifications of the Company’s Chief Executive Officer and Chief Financial Officer are provided as well.

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