Form 10-K/A
period 2014-12-31
First Bancorp, Inc /ME/
filed 2015-12-01
CIK 765207

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2014 of The First Bancorp, Inc. (the “Company”), originally filed with the Securities and Exchange Commission on March 13, 2015 (the “Form 10-K”), is to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted in the Company’s original filing. Updated Certifications of the Company’s Chief Executive Officer and Chief Financial Officer are provided as well.

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