Form 10-K
period 2015-12-31
First Bancorp, Inc /ME/
filed 2016-03-11
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2015

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
Yes [X]    No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]    Accelerated filer [X]    Non-accelerated filer [_] Smaller reporting company [_]

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
Common Stock: $190,232,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2016
Common Stock: 10,774,319 shares

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
On January 14, 2005, the acquisition of FNB Bankshares ("FNB") of Bar Harbor, Maine, was completed, adding seven banking offices and one investment management office in Hancock and Washington counties of Maine. FNB's subsidiary, The First National Bank of Bar Harbor, was merged into The First National Bank of Damariscotta at closing, and from January 31, 2005, until January 28, 2016, the combined banks operated under the name: The First, N.A. On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank (the "Bank").
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
As of December 31, 2015, the Company's securities consisted of one class of common stock and warrants to purchase common stock. At that date, there were 10,753,855 shares of common stock outstanding. On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). As of May 8, 2013, the Company had repurchased all of the CPP Shares. Incident to such issuance of the CPP shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares and strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares of common stock issuable under the Warrants now stands at 226,819 shares with a strike price of $16.53 per share.
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

The First Bancorp - 2015 Form 10-K - Page 1

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

The First Bancorp - 2015 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, is resulting in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provisions. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity.
Federal regulatory agencies issued numerous other rulemakings in 2012 and 2013 to implement various other requirements of the Dodd-Frank Act. Agencies have proposed rules establishing a comprehensive framework for the regulation of derivatives, restricting banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the "Volcker Rule"), and requiring sponsors of asset-backed securities ("ABS") to retain an ownership stake in the ABS. In November 2012, the Financial Stability Oversight Council proposed new regulations for addressing perceived risks that money market mutual funds may pose to the financial stability of the United States. Once final recommendations are issued, the SEC is required to adopt the recommendations or explain its reasons for not implementing the recommendations. Although we have analyzed these and other proposed rules, the absence of final rules and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts of the proposals.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. During 2016, we expect the CFPB will focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer focused businesses and financial products.

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

The First Bancorp - 2015 Form 10-K - Page 3

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

The First Bancorp - 2015 Form 10-K - Page 4

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
The risk-based capital rules assign the majority of a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, as applicable. A small amount of assets and off-balance sheet obligations are assigned a risk weight above 100%. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as the Bank will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans, many of its investment securities have a low risk weighting and there is a relatively small volume of off-balance sheet obligations.
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
On December 31, 2015, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.78% and 14.70%, respectively, and its Leverage Capital Ratio was 8.81%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines will:

•	raise the quality of capital as that banks will be better able to absorb losses on both a going concern and gone concern basis;

•
increase the risk coverage of the capital framework, specifically for trading activities, securitizations, exposures to off-balance sheet vehicles, and counterparty credit exposures arising from derivatives;

•	raise the level of minimum capital requirements;

The First Bancorp - 2015 Form 10-K - Page 5

•	establish an international leverage ratio;

•	develop capital buffers;

•	raise standards for the supervisory review process (Pillar 2) and public disclosures (Pillar 3).
On June 2013, the U.S. banking regulators finalized rulemaking to implement the BCBS capital guidelines for U.S. banks, including, among other things:

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
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and we estimate that under the Basel III proposals our Tier 1 common equity ratio of 14.70% exceeds the fully phased-in minimum of ratio of 7.0% by 7.7% at December 31, 2015.
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

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that the federal banking regulators take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater and a Leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure, is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Capital Ratio of 4.0% (or 3% for banks with the highest regulatory examination rating that are not experiencing or anticipating significant growth or expansion) or greater and does not meet the definition of a well-capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0%, except as noted above, or a Leverage Capital Ratio of less than 4.0% is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates if, after such payment, the bank would be undercapitalized.
Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by its primary federal banking regulator; (ii) required to submit to its primary federal banking regulator an acceptable capital restoration plan (guaranteed, subject to certain limits, by the bank's holding company) within 45 days of being classified as undercapitalized; (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entries into new lines of business. In addition to the foregoing, the primary federal banking regulator may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may (i) require sale or re-capitalization of the bank; (ii) impose additional restrictions on transactions between the bank and its affiliates; (iii) limit interest rates paid by the bank on deposits; (iv) limit asset growth and other activities; (v) require divestiture of subsidiaries; (vi) require replacement of directors and officers; and (vii) restrict capital distributions by the bank's parent holding company. In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from its primary federal banking regulator.
No later than 90 days after an institution becomes critically undercapitalized, the primary federal banking regulator for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of

The First Bancorp - 2015 Form 10-K - Page 6

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
All FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.00 to 1.02 cents per $100 of assessable deposits during the first nine months of 2011. To coincide with Dodd-Frank Act mandated changes to the insurance assessment base, the FDIC established lower FICO assessment rates, 0.66 cents per $100 of assessment base for 2012, 0.64 cents per $100 of assessment base for 2013, 0.62 cents per $100 of assessment base for 2014 and 0.60 cents per $100 of assessment base for 2015 and on.
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

The First Bancorp - 2015 Form 10-K - Page 7

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

Real Estate Lending Standards
FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC and the OCC have adopted regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks, including national banks. The regulations require banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits. The CFPB amended Regulation Z effective January 10, 2014 to implement Ability to Repay and Qualified Mortgage Standards for residential mortgage lending.  The Bank is considered a large bank under the rule.  The Bank follows the Ability to Repay rule by making a good faith determination of an applicant’s ability to repay under the terms of the transaction; loans meeting the outlined standards for Qualified Mortgages are identified as such in the Bank’s records.  The CFPB further amended Regulation Z along with amending Regulation X to combine certain disclosures consumers receive when applying for and closing on a mortgage loan under the Truth in Lending Act and Real Estate Settlement Procedures Act.  These amendments became effective October 3, 2015.

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

Impact of Monetary Policy
Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United

The First Bancorp - 2015 Form 10-K - Page 8

States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding the Bank's net interest margin and the effect of interest rate volatility on future earnings.

Employees
At December 31, 2015, the Company had 223 employees and full-time equivalency of 218 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2015 Form 10-K - Page 9

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2015 and 2014 were $422.7 million and $377.8 million, or 42.8% and 41.2% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a further downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Company knew of, or had been responsible for, the contamination.
Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or the broader economy.
Our allowance for loan losses may be insufficient and require additional provision from earnings.
The Bank maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. However, we cannot predict loan losses with certainty, and we cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If, as a result of general economic conditions, previously incorrect assumptions or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional provision expenses. In addition, regulatory agencies review the Bank's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Management could also decide that the allowance for loan losses should be increased. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned "Credit Risk

The First Bancorp - 2015 Form 10-K - Page 10

Management and Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report, for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
The Maine foreclosure process can be lengthy and add additional losses for the Bank.
Residential foreclosures in Maine occur through the judicial system. Under ideal circumstances, it can take as little as six months to foreclose on a Maine property; however, if the borrower contests the foreclosure or the court delays the foreclosure, the process may take as long as two years. In 2009, the Maine Legislature passed "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This law provides for mediation of foreclosure of residential mortgages and borrowers may choose mediation in which parties must attend mediation sessions and evaluate foreclosure alternatives in good faith. This law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediations. Given the uncertain timeframe related to foreclosure in Maine, the Bank can incur additional legal fees and other costs, such as payment of property taxes and insurance, if the foreclosure process is extended. In addition, the value of the property may further decline if the borrower fails to maintain the property in good order.
Our level of troubled debt restructured ("TDR") remains elevated.
Our efforts between 2011 and 2015 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2015 there were 84 loans with an outstanding balance of $23.9 million that have been restructured. This compares to 94 loans with a value of $27.2 million as of December 31, 2014.
As of December 31, 2015, 70 loans with an aggregate balance of $21.9 million were performing under the modified terms, one loan with an aggregate balance $309,000 was more than 30 days past due and accruing and 13 loans with an aggregate balance of $1.8 million were on nonaccrual. As a percentage of aggregate outstanding balances, 91.3% were performing under the modified terms, 1.3% were more than 30 days past due and accruing and 7.4% were on nonaccrual. Although a large percentage of TDRs continue to be performing, as a group our TDRs are relatively unseasoned and the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.
The value of our investment portfolio may be negatively affected by changes in interest rates and disruptions in securities markets.
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our

The First Bancorp - 2015 Form 10-K - Page 11

net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds. As of December 31, 2015, we had $223.0 million and $240.0 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
Illiquidity could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry or the economy in general, or could be available only under terms which are unacceptable to us. We rely primarily on commercial and retail deposits and, to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank of Boston (the "FHLB") and other secured and unsecured borrowings to fund our operations. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, changes in market interest rates or increased competition for funding within our market. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources less favorable and may make it difficult to sell securities when needed to provide additional liquidity. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to roll over or renew brokered funds, and the interest rate paid on deposits would be subject to restrictions. As a result, there is a risk that our cost of funding will increase or we will not have sufficient funds to meet our obligations when they become due.
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
Loan demand in the Bank's market area has been limited as a result of weak economic conditions. This could have the greatest impact on the commercial loan portfolio. In addition, in order to reduce the Bank's exposure to interest rate risk, the Bank may sell residential mortgages to the secondary market that have been refinanced by borrowers seeking to take advantage of lower interest rates. Should this happen, net interest income may be negatively impacted if loans are replaced by lower-yielding investment securities or if the balance sheet is allowed to shrink.
A decline in real estate values in our primary market area could adversely impact results of operations and financial condition.

The First Bancorp - 2015 Form 10-K - Page 12

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
We face the risk that the design of our controls and procedures, including those intended to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, the Company's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company's business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving internal controls.

We continually encounter technological change that may be difficult (costly) to keep up with.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create

The First Bancorp - 2015 Form 10-K - Page 13

additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry and increased costs due to efforts to keep pace with change, could have a material adverse effect on us.
We are subject to security, transactional and operational risks relating to the use of technology that could damage our reputation and our business.
We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of the failure, interruption, fraud attacks or security breach of our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
From time to time, customers, vendors or other parties may make claims and take legal action against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties,

The First Bancorp - 2015 Form 10-K - Page 14

injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since we are a national bank and we would potentially face new state and local enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
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

The First Bancorp - 2015 Form 10-K - Page 15

Risks Associated With Our Industry
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally and by increased regulation.
Negative developments in 2008 and 2009 in the financial services industry resulted in uncertainty in the financial markets in general and a related general economic downturn, which lasted for several years. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.
As a result of these financial and economic crises, during this period, many lending institutions, including us, experienced declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans (see "Credit Risk Management and Allowance for Loan Losses" in ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations). Moreover, competition among depository institutions for core deposits and quality loans has increased significantly. BHC stock prices have been negatively affected compared to years prior to the economic downturn. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. New legislation responding to these developments may negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
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
The possibility that certain European Union ("EU") member states will default on their debt obligations, or that recessionary conditions will reappear or deepen in parts of the EU, has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations, or result in failure to meet regulatory requirements.
We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.
Bank holding companies and nationally chartered banks operate in a highly regulated environment and are subject to supervision and examination by various regulatory agencies. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the required level of reserves against deposits; and restrictions on dividend payments. These and other restrictions limit the manner in which we may conduct our business and obtain financing. If we fail to meet minimum regulatory capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of "well-capitalized" under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position, or could cause our regulators to take corrective or other supervisory action.
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

The First Bancorp - 2015 Form 10-K - Page 16

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
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2015, the average monthly trading volume of our common stock was 384,442 shares, or approximately 3.58% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of investors;

•	changes in expectations as to our future financial performance, including financial estimates;

•	events negatively impacting the financial services industry which result in a general decline for the industry;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general domestic economic and market conditions.

•	declines in bank stock prices driven by macro economic concerns.
In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

The First Bancorp - 2015 Form 10-K - Page 17

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
If we are unable to use strategically our excess capital, or to successfully continue capital management programs, such as stock repurchase programs or quarterly dividends to our shareholders, then our goal of generating a return on average equity that is competitive and increasing earnings per share and book value per share without assuming undue risk, could be delayed or may not be attained. Failure to achieve a competitive return on average equity might decrease investments in our common stock and might cause our common stock to trade at lower prices.
We may issue additional equity securities or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.
Our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Except pursuant to the rules of the NASDAQ Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common shareholders or reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or protection against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common shareholders. We may attempt to increase our capital resources or, if our or the Bank's capital ratios fall below the required minimums, we could be forced to raise additional capital, by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our shareholders. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
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

The First Bancorp - 2015 Form 10-K - Page 18

ITEM 1B. Unresolved Staff Comments

None

The First Bancorp - 2015 Form 10-K - Page 19

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp, Inc., (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2015, there were 10,753,855 shares outstanding and held of record by approximately 3215 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2015 and 2014. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2015		2014
	High	Low	High	Low
1st Quarter	$18.25	$16.20	$17.20	$16.02
2nd Quarter	19.74	16.41	17.50	15.61
3rd Quarter	20.00	17.50	17.84	16.02
4th Quarter	22.56	18.61	18.34	16.74

The last transaction in the Company's stock on NASDAQ during 2015 was on December 31 at $20.47 per share. There are no warrants outstanding with respect to the Company's common stock other than warrants to purchase up to 226,819 shares of its common stock (subject to adjustment) at $16.53 per share held by private parties. The Company has no securities outstanding which are convertible into common equity.
The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2016 will be that year's net income plus $12.7 million.

The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends would result in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum

The First Bancorp - 2015 Form 10-K - Page 20

amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2015, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 6.00% and 8.00%, respectively. The Bank's actual ratios were 14.45% and 15.53%, respectively, as of December 31, 2015. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 20, 2014	$0.200	April 30, 2014
June 19, 2014	$0.210	July 31, 2014
September 18, 2014	$0.210	October 31, 2014
December 18, 2014	$0.210	January 30, 2015
March 19, 2015	$0.210	April 30, 2015
June 17, 2015	$0.220	July 31, 2015
September 16, 2015	$0.220	October 30, 2015
December 17, 2015	$0.220	January 29, 2016

Repurchase of Shares and Use of Proceeds

During the year ended December 31, 2015, the Company repurchased 10,138 shares of common stock with payments totaling $180,000.

Unregistered Sales of Equity Securities
The Company has issued shares to the Employee Stock Purchase Plan pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(11) thereof and Rule 147 promulgated thereunder, as presented in the following table:

Year	Shares	Average Price	Proceeds
2011	8,057	$ 13.65	$ 110,000
2012	12,451	15.50	193,000
2013	11,385	17.04	194,000
2014	14,638	16.74	245,000
2015	13,787	18.21	251,000
	60,318	$ 16.46	$ 993,000

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

The First Bancorp - 2015 Form 10-K - Page 21

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	313,137
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	313,137

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

NASD Bank
S&P 500
FNLC
Dollars
200
175
150
125
100
75
50
2010
2011
2012
2013
2014
2015

	2010	2011		2012		2013		2014		2015
FNLC	100.00	108.13	111.15	124.90	138.20	161.93	108.13	111.15	124.90	138.20
S&P 500	100.00	115.06	117.48	136.28	180.40	182.88	115.06	117.48	136.28	180.40
NASD Bank	100.00	114.15	102.16	121.26	171.85	187.05	114.15	102.16	121.26	171.85

The First Bancorp - 2015 Form 10-K - Page 22

THIS PAGE INTENTIONALLY LEFT BLANK

The First Bancorp - 2015 Form 10-K - Page 23

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2015	2014	2013	2012	2011
Summary of Operations
Interest Income	$50,810	$51,022	$49,936	$51,825	$55,702
Interest Expense	9,874	11,425	12,496	12,938	14,709
Net Interest Income	40,936	39,597	37,440	38,887	40,993
Provision for Loan Losses	1,550	1,150	4,200	7,835	10,550
Non-Interest Income	12,230	11,048	12,087	11,278	11,750
Non-Interest Expense	29,896	30,220	28,937	26,271	26,038
Net Income	16,206	14,709	12,965	12,688	12,364
Per Common Share Data
Basic Earnings per Share	$1.52	$1.38	$1.20	$1.22	$1.14
Diluted Earnings per Share	1.51	1.37	1.20	1.22	1.14
Cash Dividends Declared	0.870	0.830	0.785	0.780	0.780
Book Value per Common Share	15.58	15.06	13.69	14.60	14.12
Tangible Book Value per Common Share	12.78	12.25	10.83	14.47	11.20
Market Value	20.47	18.09	17.42	16.47	15.37
Financial Ratios
Return on Average Equity[1]	9.74%	9.34%	8.72%	8.84%	9.37%
Return on Average Tangible Equity[1,2]	11.90%	11.57%	10.66%	10.40%	10.80%
Return on Average Assets[1]	1.07%	0.99%	0.90%	0.89%	0.87%
Average Equity to Average Assets	11.00%	10.63%	10.62%	10.96%	10.72%
Average Tangible Equity to Average Assets[2]	9.01%	8.58%	8.49%	8.96%	8.70%
Net Interest Margin Tax-Equivalent[1,2]	3.10%	3.10%	3.05%	3.14%	3.27%
Dividend Payout Ratio	57.24%	60.14%	65.42%	63.93%	68.42%
Allowance for Loan Losses/Total Loans	1.00%	1.13%	1.31%	1.44%	1.50%
Non-Performing Loans to Total Loans	0.75%	1.15%	1.86%	2.20%	3.21%
Non-Performing Assets to Total Assets	0.57%	0.97%	1.44%	1.89%	2.32%
Efficiency Ratio[2]	54.26%	56.86%	55.44%	51.01%	49.75%
At Year End
Total Assets	$1,564,810	$1,482,131	$1,463,963	$1,414,999	$1,372,867
Total Loans	988,638	917,564	876,367	869,284	864,988
Total Investment Securities	477,319	475,092	489,013	449,382	424,306
Total Deposits	1,043,189	1,024,819	1,024,399	958,850	941,333
Total Borrowings	337,457	279,916	279,125	282,905	265,663
Total Shareholders' Equity	167,498	161,554	146,098	156,323	150,858
				High	Low
Market price per common share of stock during 2015				$22.56	$16.20
1Annualized using a 365-day basis in all years except 2012, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2015 Form 10-K - Page 24

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The First Bancorp, Inc. (the "Company" or "The First Bancorp") was incorporated in the State of Maine on January 15, 1985, and is the parent holding company of First National Bank (the "Bank"). On January 28, 2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.
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

Forward-Looking Statements

This report contains statements that are "forward-looking statements." We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to Shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe", "expect", "anticipate", "intend", "estimate", "assume", "outlook", "will", "should", "may", "might, "could", and other expressions that predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this annual report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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

The First Bancorp - 2015 Form 10-K - Page 25

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

The First Bancorp - 2015 Form 10-K - Page 26

This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2015, 2014 and 2013.

	Years ended December 31,
Dollars in thousands	2015	2014	2013
Net interest income as presented	$40,936	$39,597	$37,440
Effect of tax-exempt income	3,092	3,475	3,573
Net interest income, tax equivalent	$44,028	$43,072	$41,013

The Company presents its efficiency ratio using non-GAAP information which is most commonly used by financial institutions. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income from the Consolidated Statements of Income and Comprehensive Income. The non-GAAP efficiency ratio excludes securities losses from noninterest expenses, excludes securities gains from noninterest income, and adds the tax-equivalent adjustment to net interest income. The following table provides a reconciliation between the GAAP and non-GAAP efficiency ratio:

	Years ended December 31,
Dollars in thousands	2015	2014	2013
Non-interest expense, as presented	$29,896	$30,220	$28,937
Net interest income, as presented	40,936	39,597	37,440
Effect of tax-exempt income	3,092	3,475	3,573
Non-interest income, as presented	12,230	11,048	12,087
Effect of non-interest tax-exempt income	236	185	182
Net securities gains	(1,399)	(1,155)	(1,087)
Adjusted net interest income plus non-interest income	$55,095	$53,150	$52,195
Non-GAAP efficiency ratio	54.26%	56.86%	55.44%
GAAP efficiency ratio	56.23%	59.67%	58.43%

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

	Years ended December 31,
Dollars in thousands	2015	2014	2013
Average shareholders' equity as presented	$166,319	$157,465	$152,722
Less preferred stock (average)	—	—	(4,020)
Less intangible assets (average)	(30,131)	(30,338)	(30,664)
Average tangible common shareholders' equity	$136,188	$127,127	$118,038

Executive Summary

The First Bancorp - 2015 Form 10-K - Page 27

This was by far the best year in The First Bancorp, Inc.'s history, surpassing our previous best year in 2014. The past ten years have been extremely challenging for the U.S. economy and the banking industry, and we are hopeful that the Company's operating results for the past two years reflect that we have finally put the great recession behind us. The Company's 2015 performance was driven by strong growth in earning assets, lower operating expense, and reduced credit costs. The Company also increased the quarterly dividend by one cent in the second quarter to 22 cents per share - the third year in a row the dividend has increased.
Net income for the year ended December 31, 2015 was $16.2 million, up $1.5 million or 10.2% from the $14.7 million posted for the year ended December 31, 2014. Earnings per common share on a fully diluted basis were $1.51 for the year ended December 31, 2015, up $0.14 or 10.2% from the $1.37 posted for the year ended December 31, 2014. Net interest income on a tax-equivalent basis increased $956,000 or 2.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014. A $1.5 million increase in loan income and a $1.6 million decrease in funding costs more than offset the $2.1 million drop in investment income resulting from a lower level of investment securities. The Company's net interest margin was 3.10% in 2015, the same as 2014.
Non-interest income for the year ended December 31, 2015 was $12.2 million or 10.7% higher than non-interest income posted for the year ended December 31, 2014. This was primarily due to increases in securities gains and mortgage origination and servicing income. Non-interest expense for the year ended December 31, 2015 was $29.9 million or 1.1% lower than non-interest expense posted for the year ended December 31, 2014, primarily due to a decrease in other credit-related costs including expenses for collections, foreclosure and foreclosed properties.
During 2015, total assets increased $82.7 million or 5.6%. Loan demand was the healthiest the Company has seen in several years, with the loan portfolio increasing $71.1 million or 7.7% in 2015. The investment portfolio was up $2.2 million or 0.5% for the year. On the liability side of the balance sheet, low-cost deposits increased $100.5 million or 21.0% for the year, replacing higher-cost certificates of deposit which decreased $76.5 million or 17.1% from 2014.  Local certificates of deposit (CDs) decreased $3.6 million and wholesale CDs decreased $72.9 million over the past year.
Credit quality continued to improve significantly in 2015. Non-performing loans stood at 0.75% of total loans on December 31, 2015 compared to 1.15% of total loans on December 31, 2014. This compares to non-performing loans at 0.70% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2015. Net chargeoffs were $2.0 million or 0.21% of average loans in 2015 compared to net chargeoffs of $2.3 million or 0.26% of average loans in 2014. Net chargeoffs for the UBPR peer group in 2015 were 0.09% of average loans. The provision for loan losses in 2015 was $1.6 million, $400,000 or 34.8% higher than in 2014. The allowance as a percentage of loans outstanding stood at 1.00% in 2015 down from 1.13% in 2014.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.78%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 11.90% for the year ended December 31, 2015 compared to 11.57% and 10.66% for the years ended December 31, 2014 and 2013, respectively. Our return on average tangible equity was in the top 24% of all banks in the UBPR peer group, which had an average return of 9.53% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 54.26%, dropped more than 2.50% in 2015, well below the 56.86% and 55.44% posted for 2014 and 2013, respectively. As of December 31, 2015, the average efficiency ratio for our UBPR peer group was 65.23%, which put us in the top 12% of all banks in the UBPR peer group.

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 2.2% or $956,000 to $44.0 million for the year ended December 31, 2015 from the $43.1 million reported for the year ended December 31, 2014. A $1.5 million increase in loan income and a $1.6 million decrease in funding costs more than offset the $2.1 million drop in investment income resulting from a lower level of investment securities. The Company's net interest margin was 3.10% in 2015, the same as 2014.
Total interest income in 2015 was $50.8 million, a decrease of $212,000 or 0.4% from the $51.0 million posted by the Company in 2014. Total interest expense in 2015 was $9.9 million, a decrease of $1.6 million or 13.6% from the $11.4 million posted by the Company in 2014. Tax-exempt interest income amounted to $5.7 million for the year ended December 31, 2015, $6.4 million for the year ended December 31, 2014 and $6.6 million for the year ended December 31, 2013.

Net interest income on a tax-equivalent basis increased 5.0% or $2.1 million to $43.1 million for the year ended December 31, 2014 from the $41.0 million reported for the year ended December 31, 2013. Higher levels of earning assets were responsible for $1.7 million of the increase and $407,000 resulted from an improved net interest margin. The Company benefi

The First Bancorp - 2015 Form 10-K - Page 28

ted from a $1.1 million drop in funding costs, and after a prolonged period of margin compression which lasted more than five years, our net interest margin climbed from a recent-year low of 3.05% in 2013 to 3.10% in 2014 and 2015. Total interest income in 2014 was $51.0 million, an increase of $1.1 million or 2.2% from the $49.9 million posted by the Company in 2013.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2015 compared to 2014
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$15	$—	$(1)	$14
Investment securities	(1,401)	(774)	56	(2,119)
Loans held for sale	6	(1)	—	5
Loans	2,429	(865)	(59)	1,505
Total interest income	1,049	(1,640)	(4)	(595)
Interest expense
Deposits	(113)	(1,717)	28	(1,802)
Borrowings	417	(151)	(15)	251
Total interest expense	304	(1,868)	13	(1,551)
Change in net interest income	$745	$228	$(17)	$956

Year ended December 31, 2014 compared to 2013
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(3)	$—	$—	$(3)
Investment securities	841	(66)	(3)	772
Loans held for sale	(17)	(1)	—	(18)
Loans	1,052	(791)	(24)	237
Total interest income	1,873	(858)	(27)	988
Interest expense
Deposits	252	(1,127)	(35)	(910)
Borrowings	(24)	(138)	1	(161)
Total interest expense	228	(1,265)	(34)	(1,071)
Change in net interest income	$1,645	$407	$7	$2,059
1 Represents the change attributable to a combination of change in rate and change in volume.

The First Bancorp - 2015 Form 10-K - Page 29

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2015, 2014, and 2013, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2015		2014		2013
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$19	0.25%	$5	0.27%	$8	0.27%
Investment securities	16,952	3.68%	19,071	3.84%	18,299	3.85%
Loans held for sale	17	3.85%	12	4.07%	30	4.17%
Loans	36,914	3.87%	35,409	3.97%	35,172	4.06%
Total interest-earning assets	53,902	3.79%	54,497	3.92%	53,509	3.98%
Interest-bearing liabilities
Deposits	5,285	0.57%	7,087	0.75%	7,997	0.88%
Borrowings	4,589	1.59%	4,338	1.64%	4,499	1.69%
Total interest-bearing liabilities	9,874	0.81%	11,425	0.95%	12,496	1.06%
Net interest income	$44,028		$43,072		$41,013
Interest rate spread		2.98%		2.97%		2.92%
Net interest margin		3.10%		3.10%		3.05%

The First Bancorp - 2015 Form 10-K - Page 30

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
Dollars in thousands	2015	2014	2013
Assets
Cash and cash equivalents	$15,446	$15,674	$15,042
Interest-bearing deposits in other banks	7,573	1,883	2,975
Securities available for sale	192,330	261,155	298,043
Securities to be held to maturity	254,396	221,938	163,107
Restricted equity securities, at cost	13,757	13,912	14,013
Loans held for sale (fair value approximates cost)	441	295	719
Loans	953,396	892,189	866,278
Allowance for loan losses	(9,997)	(11,659)	(12,733)
Net loans	943,399	880,530	853,545
Accrued interest receivable	4,949	5,071	5,008
Premises and equipment, net	22,097	22,600	23,447
Other real estate owned	2,275	4,663	5,896
Goodwill	29,805	29,805	29,805
Other assets	25,120	24,409	26,011
Total Assets	$1,511,588	$1,481,935	$1,437,611
Liabilities & Shareholders' Equity
Demand deposits	$116,151	$106,609	$93,636
NOW deposits	220,815	178,335	144,937
Money market deposits	99,507	94,017	91,618
Savings deposits	187,379	154,938	143,354
Certificates of deposit	418,092	513,461	532,156
Total deposits	1,041,944	1,047,360	1,005,701
Borrowed funds – short term	135,220	173,905	135,319
Borrowed funds – long term	154,199	90,141	130,148
Dividends payable	1,103	1,014	950
Other liabilities	12,803	12,050	12,771
Total Liabilities	1,345,269	1,324,470	1,284,889
Shareholders' Equity:
Preferred stock	—	—	4,020
Common stock	107	107	104
Additional paid-in capital	59,458	58,792	55,384
Retained earnings	105,009	98,303	92,747
Net unrealized gain on securities available for sale	1,950	89	582
Net unrealized loss on securities transferred from available for sale to held to maturity	(80)	(12)	—
Net unrealized gain (loss) on postretirement benefit costs	(125)	186	(115)
Total Shareholders' Equity	166,319	157,465	152,722
Total Liabilities & Shareholders' Equity	$1,511,588	$1,481,935	$1,437,611

The First Bancorp - 2015 Form 10-K - Page 31

Non-Interest Income

Non-interest income in 2015 was $12.2 million, an increase of $1.2 million or 10.7% from the $11.0 million reported in 2014. This was primarily due to increases in securities gains and mortgage origination and servicing income.
Non-interest income in 2014 was $11.0 million, an decrease of $1.0 million or 8.6% from the $12.1 million reported in 2013. This was attributable primarily to a decrease in income from the origination and sale of refinanced mortgage loans into the secondary market.

Non-Interest Expense

Non-interest expense in 2015 was $29.9 million, a decrease of $324,000 or 1.1% from the $30.2 million reported in 2014, primarily due to a decrease in other credit-related costs - including expenses for collections, foreclosure and foreclosed properties.
Non-interest expense in 2014 was $30.2 million, an increase of $1.3 million or 4.4% from the $28.9 million reported in 2013. The increase was primarily due to higher salaries and employee benefits, and other operating expense.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.6 million in 2015 compared to $1.2 million in 2014. This was 0.10% of average assets in 2015, compared to 0.09% of average assets for our peer group. The allowance for loan losses stood at 1.00% of total loans as of December 31, 2015, compared to 1.13% a year ago.
Credit quality improved significantly in 2015. Net loan chargeoffs were $2.0 million or 0.21% of average loans, down $342,000 from net chargeoffs of $2.3 million or 0.26% of average loans in 2014. Non-performing assets stood at 0.57% of total assets as of December 31, 2015 compared to 0.97% of total assets at December 31, 2014. Past-due loans were 0.84% of total loans as of December 31, 2015, down significantly from 1.29% of total loans as of December 31, 2014.
The Company's provision to the allowance for loan losses was $1.2 million in 2014 compared to $4.2 million in 2013. This was 0.08% of average assets in 2014, compared to 0.09% of average assets for our peer group. The allowance for loan losses stood at 1.13% of total loans as of December 31, 2014, compared to 1.31% at December 31, 2013.
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

Income Taxes
Income taxes on operating earnings were $5.5 million for the year ended December 31, 2015, up $948,000 from the same period in 2014. This is in line with the increase in the Company's level of income before taxes.
Income taxes on operating earnings were $4.6 million for the year ended December 31, 2014, up $1.1 million from the same period in 2013. This is in line with the increase in the Company's level of income before taxes.

Net Income

Net income for 2015 was $16.2 million, up 10.2% or $1.5 million from net income of $14.7 million that was posted in 2014. Earnings per share on a fully diluted basis were $1.51, up $0.14 or 10.2% from the $1.37 reported for the year ended December 31, 2014.
Net income for 2014 was $14.7 million, up 13.5% or $1.7 million from net income of $13.0 million that was posted in 2013. Earnings per share on a fully diluted basis were $1.37, up $0.17 or 14.2% from the $1.20 reported for the year ended December 31, 2013.

Key Ratios

Return on average assets in 2015 was 1.07%, up from the 0.99% and the 0.90% posted in 2014 and 2013, respectively. Return on average tangible common equity was 11.90% in 2015, compared to 11.57% in 2014 and 10.66% in 2013. In 2015, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 57.24%, compared to 60.14% in 2014 and 65.42% in 2013. The Company's efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 54.26% in 2015 compared to 65.23% for the Bank's peer group, on average. In 2014, the Company's efficiency ratio was 56.86% compared to 66.39% for the Bank's peer group, on average.

The First Bancorp - 2015 Form 10-K - Page 32

Investment Management and Fiduciary Activities

As of December 31, 2015, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $739.7 million, consisting of 975 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2014, when 1,006 accounts with a market value of $733.0 million were under management.

Assets and Asset Quality

Total assets of $1.565 billion at December 31, 2015 increased 5.6% or $82.7 million from $1.482 billion at December 31, 2014. The investment portfolio increased $2.2 million or 0.5% over December 31, 2014, and the loan portfolio increased $71.1 million or 7.7%. Year-over-year, average assets were up $29.7 million in 2015 over 2014. Average loans in 2015 were $61.2 million higher than in 2014, and average investments in 2015 were $36.5 million lower than in 2014.
Credit quality improved significantly in 2015.  Non-performing assets to total assets stood at 0.57% at December 31, 2015, well below 0.97% of total assets at December 31, 2014 and 1.44% of total assets at December 31, 2013.  In Management's opinion, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses.
Net chargeoffs in 2015 were $2.0 million or 0.21% of average loans outstanding. This compares to net chargeoffs in 2014 of $2.3 million or 0.26% of average loans outstanding and net charge offs for our UBPR peer group in 2015 of 0.09% of average loans. Residential real estate term loans represent 40.7% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2015, the loss ratio for residential mortgages was 0.07% compared to 0.20% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and potentially higher losses.
The allowance for loan losses ended 2015 at $9.9 million and stood at 1.00% of total loans outstanding compared to $10.3 million and 1.13% of total loans outstanding at December 31, 2014. A $1.6 million provision for losses was made in 2015 and net charge offs totaled $2.0 million, resulting in the allowance for loan losses decreasing $428,000 or 4.1% from December 31, 2014. Management believes the allowance for loan losses is appropriate as of December 31, 2015. In Management's opinion, the level of the provision for loan losses in 2015 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for future economic conditions.

Investment Activities

During 2015, the investment portfolio increased 0.5% to end the year at $477.3 million compared to $475.1 million at December 31, 2014. Average investments in 2015 were $36.5 million lower than in 2014. As of December 31, 2015, mortgage-backed securities had a carrying value of $237.3 million and a fair value of $238.5 million. Of this total, securities with a fair value of $138.0 million or 57.9% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $100.4 million or 42.1% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturi

The First Bancorp - 2015 Form 10-K - Page 33

ty was $112,000 at December 31, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2015, 2014, and 2013.

Dollars in thousands	2015	2014	2013
Securities available for sale
Mortgage-backed securities	$195,110	$151,855	$177,729
State and political subdivisions	24,506	30,855	126,315
Other equity securities	3,423	2,551	1,780
	223,039	185,261	305,824
Securities to be held to maturity
U.S. Government sponsored agencies	71,000	92,341	92,280
Mortgage-backed securities	42,193	57,003	35,712
State and political subdivisions	122,530	126,275	40,985
Corporate securities	4,300	300	300
	240,023	275,919	169,277
Restricted equity securities
Federal Home Loan Bank Stock	13,220	12,875	12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	14,257	13,912	13,912
Total securities	$477,319	$475,092	$489,013

The First Bancorp - 2015 Form 10-K - Page 34

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2015. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	5,355	2.43%
Due after 10 years	—	0.00%	65,645	3.28%
Total	—	0.00%	71,000	3.21%
Mortgage-Backed Securities
Due in 1 year or less	530	3.84%	—	0.00%
Due in 1 to 5 years	7,398	2.94%	459	6.10%
Due in 5 to 10 years	16,743	2.91%	23,658	2.72%
Due after 10 years	170,439	2.62%	18,076	3.89%
Total	195,110	2.66%	42,193	3.26%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,814	6.77%
Due in 1 to 5 years	329	6.31%	5,547	6.18%
Due in 5 to 10 years	3,312	6.25%	25,384	6.11%
Due after 10 years	20,865	5.75%	89,785	5.01%
Total	24,506	5.83%	122,530	5.32%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,423	1.01%	—	—
	$223,039	2.98%	$240,023	4.33%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2015 amounted to an unrealized loss of $3.5 million, or 0.76% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount represented an unrealized loss of $2.9 million, or 0.63% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
The Company's evaluation of securities for impairment is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the security's market price, (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any

The First Bancorp - 2015 Form 10-K - Page 35

other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.
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
As of December 31, 2015, the Company had temporarily impaired securities with a fair value of $189.9 million and unrealized losses of $3.5 million, as identified in the table below. Securities in a continuous unrealized loss position twelve-months or more amounted to $21.0 million as of December 31, 2015, compared with $111.7 million at December 31, 2014. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$45,311	$(1,469)	$17,185	$(815)	$62,496	$(2,284)
Mortgage-backed securities	120,915	(1,027)	910	(71)	121,825	(1,098)
State and political subdivisions	2,528	(24)	2,901	(63)	5,429	(87)
Other equity securities	64	(5)	52	(1)	116	(6)
	$168,818	$(2,525)	$21,048	$(950)	$189,866	$(3,475)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2015, the total unrealized losses on these securities amounted to $2.3 million, compared with $2.1 million at December 31, 2014. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsered agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2015, the total unrealized losses on these securities amounted to $1.1 million, compared with $694,000 at December 31, 2014. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2015 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2015, the total unrealized losses on municipal securities amounted to $87,000, compared with $135,000 at December 31, 2014. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2015, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be

The First Bancorp - 2015 Form 10-K - Page 36

other-than-temporarily impaired at December 31, 2015. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. As of December 31, 2015 and 2014, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2015, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of December 31, 2015, the total unrealized losses on other equity securities amounted to $6,000, compared with $4,000 at December 31, 2014. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2015.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2015 and 2014, the Bank's investment in FHLB stock totaled $13.2 million and $12.9 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2015. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $71.1 million or 7.7% in 2015, with total loans at $988.6 million at December 31, 2015, compared to $917.6 million at December 31, 2014. Commercial loans increased $44.9 million or 11.9% between December 31, 2014 and December 31, 2015, and residential term loans increased by $19.0 million or 4.9% during the same period. At the same time, municipal loans decreased by $673,000 or 3.3%.
Commercial loans are comprised of three major classes: commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending. Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction loans, both commercial and residential, comprise a very small portion of the portfolio, and at 23.1% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 104.2% of total capital, well under the regulatory guidance of 300.0% of capital.
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

The First Bancorp - 2015 Form 10-K - Page 37

The following table summarizes the loan portfolio, by class as of December 31, 2015, 2014, 2013, 2012 and 2011.

	As of December 31,
Dollars in thousands	2015		2014		2013		2012		2011
Commercial
Real estate	$269,462	27.3%	$242,311	26.4%	$245,943	28.2%	$251,335	28.9%	$255,424	29.5%
Construction	24,881	2.5%	30,932	3.4%	20,382	2.3%	22,417	2.6%	32,574	3.8%
Other	128,341	13.0%	104,531	11.4%	95,289	10.9%	81,183	9.3%	86,982	10.1%
Municipal	19,751	2.0%	20,424	2.2%	19,117	2.2%	14,704	1.7%	16,221	1.9%
Residential
Term	403,030	40.7%	384,032	41.9%	377,218	43.0%	379,447	43.7%	341,286	39.5%
Construction	8,451	0.9%	12,160	1.3%	11,803	1.3%	6,459	0.7%	10,469	1.2%
Home equity line of credit	110,202	11.1%	103,521	11.3%	91,549	10.4%	99,082	11.4%	105,244	12.1%
Consumer	24,520	2.5%	19,653	2.1%	15,066	1.7%	14,657	1.7%	16,788	1.9%
Total loans	$988,638	100.0%	$917,564	100.0%	$876,367	100.0%	$869,284	100.0%	$864,988	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2015:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$12,315	$11,194	$25,496	$220,457	$269,462
Construction	1,013	4,612	2,553	16,703	24,881
Other	7,477	47,468	25,812	47,584	128,341
Municipal	4,106	3,618	6,670	5,357	19,751
Residential
Term	1,356	6,971	14,549	380,154	403,030
Construction	1,144	589	58	6,660	8,451
Home equity line of credit	350	272	2,094	107,486	110,202
Consumer	7,721	5,458	2,357	8,984	24,520
Total loans	$35,482	$80,182	$79,589	$793,385	$988,638

The First Bancorp - 2015 Form 10-K - Page 38

The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2015.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$30,449	3.1%	$239,013	24.2%	$269,462	27.3%
Construction	4,451	0.5%	20,430	2.0%	24,881	2.5%
Other	48,972	5.0%	79,369	8.0%	128,341	13.0%
Municipal	17,748	1.8%	2,003	0.2%	19,751	2.0%
Residential
Term	272,639	27.6%	130,391	13.1%	403,030	40.7%
Construction	6,342	0.7%	2,109	0.2%	8,451	0.9%
Home equity line of credit	913	0.1%	109,289	11.0%	110,202	11.1%
Consumer	19,450	2.0%	5,070	0.5%	24,520	2.5%
Total loans	$400,964	40.8%	$587,674	59.2%	$988,638	100.0%

Loan Concentrations

As of December 31, 2015, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2015, the Bank had $349,000 in loans held for sale.  This compares to no loans held for sale at December 31, 2014. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

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

The First Bancorp - 2015 Form 10-K - Page 39

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The increase in the unallocated portion is due to increased loan demand in comparison to previous years. Management feels the increase in the unallocated portion is directionally consistent with this change in demand. Management believes the Company’s continued high charge-offs relative to peers, despite generally favorable trends in economic factors, may be indicative of underlying credit risks that have not yet surfaced in the loan-specific or qualitative metrics the Company uses to estimate its allowance for loan losses.

The First Bancorp - 2015 Form 10-K - Page 40

The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2015, impaired loans with specific reserves totaled $8.6 million and the amount of such reserves was $754,000. This compares to impaired loans with specific reserves of $9.5 million at December 31, 2014, at which date the amount of such reserves was $1.8 million.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2015 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of December 31, 2015, 2014, 2013, 2012 and 2011. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2015		2014		2013		2012		2011
Commercial
Real estate	$3,120	27.3%	$3,532	26.4%	$4,602	28.2%	$5,865	28.9%	$5,659	29.5%
Construction	580	2.5%	823	3.4%	575	2.3%	1,359	2.6%	658	3.8%
Other	1,452	13.0%	1,505	11.4%	2,276	10.9%	2,050	9.3%	2,063	10.1%
Municipal	17	2.0%	15	2.2%	15	2.2%	18	1.7%	19	1.9%
Residential
Term	1,391	40.7%	1,185	41.9%	1,099	43.0%	1,109	43.7%	1,159	39.5%
Construction	24	0.9%	20	1.3%	21	1.3%	11	0.7%	255	1.2%
Home equity line of credit	893	11.1%	1,060	11.3%	675	10.4%	654	11.4%	595	12.1%
Consumer	566	2.5%	542	2.1%	573	1.7%	592	1.7%	584	1.9%
Unallocated	1,873	—%	1,662	—%	1,678	—%	842	—%	2,008	—%
Total	$9,916	100.0%	$10,344	100.0%	$11,514	100.0%	$12,500	100.0%	$13,000	100.0%
The allowance for loan losses totaled $9.9 million at December 31, 2015, compared to $10.3 million at December 31, 2014. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves decreased $1.0 million in 2015 from $1.8 million at December 31, 2014 to $754,000 at December 31, 2015. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans decreased by $424,000 in 2015. This decline was due to a reduction in classified pool balances from December 31, 2014 and a lower level of historical loss averages. The portion of the reserve based on qualitative factors increased by $834,000 during 2015 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $211,000 increase in unallocated reserves for the year ended 2015 from $1.7 million at December 31, 2014 to $1.9 million at December 31, 2015.

The First Bancorp - 2015 Form 10-K - Page 41

A breakdown of the allowance for loan losses as of December 31, 2015, by loan class of financing receivable and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89	$893	$2,138	$—	$3,120
Construction	302	82	196	—	580
Other	8	425	1,019	—	1,452
Municipal	—	—	17	—	17
Residential
Term	326	613	452	—	1,391
Construction	—	14	10	—	24
Home equity line of credit	29	500	364	—	893
Consumer	—	331	235	—	566
Unallocated	—	—	—	1,873	1,873
	$754	$2,858	$4,431	$1,873	$9,916

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $1.6 million in 2015 compared to $1.2 million in 2014. Net charge offs were $2.0 million in 2015 compared to net charge offs of $2.3 million in 2014. The allowance as a percentage of loans outstanding stood at 1.00% at December 31, 2015 compared to 1.13% at December 31, 2014.

The First Bancorp - 2015 Form 10-K - Page 42

The following table summarizes the activities in our allowance for loan losses as of December 31, 2015, 2014, 2013, 2012, and 2011:

	As of December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Balance at beginning of year	$10,344	$11,514	$12,500	$13,000	$13,316
Loans charged off:
Commercial
Real estate	280	1,205	150	1,394	1,619
Construction	9	—	963	928	346
Other	732	989	2,583	3,215	6,492
Municipal	—	—	—	—	—
Residential
Term	420	699	1,118	1,911	1,421
Construction	—	—	—	389	505
Home equity line of credit	582	153	611	688	415
Consumer	350	449	430	555	381
Total	2,373	3,495	5,855	9,080	11,179
Recoveries on loans previously charged off
Commercial
Real estate	2	144	—	13	23
Construction	1	—	—	246	—
Other	88	758	359	113	60
Municipal	—	—	—	—	—
Residential
Term	152	36	103	110	7
Construction	—	25	—	54	—
Home equity line of credit	31	16	24	1	1
Consumer	121	196	183	208	222
Total	395	1,175	669	745	313
Net loans charged off	1,978	2,320	5,186	8,335	10,866
Provision for loan losses	1,550	1,150	4,200	7,835	10,550
Balance at end of period	$9,916	$10,344	$11,514	$12,500	$13,000
Ratio of net loans charged off to average loans outstanding	0.21%	0.26%	0.60%	0.95%	1.23%
Ratio of allowance for loan losses to total loans outstanding	1.00%	1.13%	1.31%	1.44%	1.50%

Management believes the allowance for loan losses is appropriate as of December 31, 2015. In Management's opinion, the level of the provision for loan losses in 2015 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

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

The First Bancorp - 2015 Form 10-K - Page 43

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.75% at December 31, 2015 compared to 1.15% at December 31, 2014. The following table shows the distribution of nonperforming loans by class as of December 31, 2015, 2014, 2013, 2012, and 2011:

	As of December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Commercial
Real estate	$915	$2,088	$2,457	$4,603	$7,064
Construction	238	208	—	101	2,350
Other	66	935	4,370	3,459	5,784
Municipal	—	—	—	—	—
Residential
Term	5,260	6,421	8,484	10,333	10,194
Construction	—	—	—	—	1,198
Home equity line of credit	893	832	1,007	654	1,163
Consumer	—	26	—	—	53
Total non-performing loans	$7,372	$10,510	$16,318	$19,150	$27,806

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2015, loans 90 or more days past due and still accruing interest totaled $136,000, compared to $181,000, $1.0 million, $1.1 million and $1.2 million at December 31, 2014, 2013, 2012 and 2011, respectively.
As of December 31, 2015, 13 loans with a balance of $1.8 million were non-performing and also classified as troubled-debt-restructured.

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

The First Bancorp - 2015 Form 10-K - Page 44

As of December 31, 2015 there were 84 loans with an aggregate outstanding balance of $23.9 million that have been restructured. This compares to 94 loans with amounts totaling $27.2 million as of December 31, 2014. The following table shows the activity in loans classified as TDRs between December 31, 2013 and December 31, 2015:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2013	99	$29,098
Added in 2014	6	826
Removed in 2014	(11)	(1,745)
Repayments in 2014	—	(965)
Total at December 31, 2014	94	$27,214
Added in 2015	2	218
Removed in 2015	(12)	(2,142)
Repayments in 2015	—	(1,367)
Total at December 31, 2015	84	$23,923

As of December 31, 2015, 70 loans with an aggregate balance of $21.9 million were performing under the modified terms, one loan with an aggregate balance of $309,000 was more than 30 days past due and 13 loans with an aggregate balance of $1.8 million were on nonaccrual. As a percentage of aggregate outstanding balance, 91.3% were performing under the modified terms, 1.3% were more than 30 days past due and 7.4% were on nonaccrual. The performance status of all TDRs as of December 31, 2015, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$9,802	$—	$548	$10,350
Construction	788	—	—	788
Other	1,168	—	—	1,168
Municipal	—	—	—	—
Residential
Term	9,520	309	1,046	10,875
Construction	—	—	—	—
Home equity line of credit	572	—	170	742
Consumer	—	—	—	—
	$21,850	$309	$1,764	$23,923
Percent of balance	91.3%	1.3%	7.4%	100.0%
Number of loans	70	1	13	84
Associated specific reserve	$410	$44	$1	$455

Residential TDRs as of December 31, 2015 included 53 loans with an aggregate balance of $10.9 million and the modifications granted fell into five major categories. Loans totaling $6.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $256,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $1.9 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.4 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2015 were comprised of 27 loans with a balance of $12.3 million. Of this total, 23 loans with an aggregate balance of $10.8 million had an extended period of interest-only payments, deferring the start of principa

The First Bancorp - 2015 Form 10-K - Page 45

l repayment. Two loans with an aggregate balance of $698,000 had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $789,000 had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2015, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an aggregate outstanding balance of $1.1 million. There were also 13 loans with an outstanding balance of $1.8 million that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $262,000 were in the process of foreclosure. Management does not expect a material increase in TDRs in 2016 from the amount outstanding at December 31, 2015.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $29.5 million at December 31, 2015, and have decreased $6.3 million from December 31, 2014. The number of impaired loans decreased by 36 loans from 181 to 145 during the same period. Impaired commercial loans decreased $4.6 million from December 31, 2014 to December 31, 2015. The specific allowance for impaired commercial loans decreased from $888,000 at December 31, 2014 to $399,000 as of December 31, 2015, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2014 to December 31, 2015, impaired residential loans decreased $1.0 million and impaired home equity lines of credit decreased $621,000.
The following table sets forth impaired loans as of December 31, 2015, 2014, 2013, 2012 and 2011:

	As of December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Commercial
Real estate	$10,717	$13,304	$14,935	$15,774	$10,141
Construction	1,026	1,380	1,284	3,354	5,702
Other	1,234	2,942	6,698	5,861	7,042
Municipal	—	—	—	—	—
Residential
Term	15,088	16,123	17,786	19,444	16,821
Construction	—	—	—	—	1,198
Home equity line of credit	1,466	2,087	1,648	1,311	1,163
Consumer	—	26	—	—	53
Total	$29,531	$35,862	$42,351	$45,744	$42,120

Past Due Loans

The Bank's overall loan delinquency ratio was 0.84% at December 31, 2015, versus 1.29% at December 31, 2014. Loans 90 days delinquent and accruing decreased from $181,000 at December 31, 2014 to $136,000 as of December 31, 2015. This total is made up of five loans, with the largest loan totaling $100,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2015 Form 10-K - Page 46

The following table sets forth loan delinquencies as of December 31, 2015, 2014, 2013, 2012 and 2011:

	As of December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Commercial
Real estate	$884	$860	$1,086	$4,898	$6,864
Construction	273	249	—	64	1,777
Other	328	860	3,469	3,182	2,623
Municipal	—	—	—	136	—
Residential
Term	5,187	7,003	9,144	12,784	12,174
Construction	368	—	47	188	1,198
Home equity line of credit	1,108	2,122	1,719	1,699	1,614
Consumer	139	769	527	216	347
Total	$8,287	$11,863	$15,992	$23,167	$26,597
Loans 30-89 days past due to total loans	0.46%	0.38%	0.46%	0.92%	1.00%
Loans 90+ days past due and accruing to total loans	0.01%	0.02%	0.12%	0.12%	0.14%
Loans 90+ days past due on non-accrual to total loans	0.37%	0.89%	1.24%	1.63%	1.93%
Total past due loans to total loans	0.84%	1.29%	1.82%	2.67%	3.07%

As of December 31, 2015, the UBPR peer group had loans 30-89 days past due to total loans of 0.41% and loans 90+ days past due on non-accrual to total loans of 0.70%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2015, there were six potential problem loans with a balance of $579,000 or 0.06% of total loans. This compares to three loans with a balance of $387,000 or 0.04% of total loans at December 31, 2014.
As of December 31, 2015, there were 25 loans in the process of foreclosure with a total balance of $2.6 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

The First Bancorp - 2015 Form 10-K - Page 47

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2015, there were 14 properties owned with a net OREO balance of $1.5 million, net of an allowance for losses of $162,000, compared to December 31, 2014 when there were 28 properties owned with a net OREO balance of $3.8 million, net of an allowance for losses of $654,000. The following table presents the composition of other real estate owned as of December 31, 2015, 2014, 2013, 2012 and 2011:

	As of December 31,
Dollars in thousands	2015	2014	2013	2012	2011
Carrying Value
Commercial
Real estate	$—	$145	$394	$—	$—
Construction	28	151	295	3,406	59
Other	706	888	531	1,617	1,504
Municipal	—	—	—	—	—
Residential
Term	960	3,255	3,917	2,943	2,967
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,694	$4,439	$5,137	$7,966	$4,530
Related Allowance
Commercial
Real estate	$—	$75	$74	$—	$—
Construction	11	17	8	—	—
Other	77	170	7	158	127
Municipal	—	—	—	—	—
Residential
Term	74	392	241	215	309
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$162	$654	$330	$373	$436
Net Value
Commercial
Real estate	$—	$70	$320	$—	$—
Construction	17	134	287	3,406	59
Other	629	718	524	1,459	1,377
Municipal	—	—	—	—	—
Residential
Term	886	2,863	3,676	2,728	2,658
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,532	$3,785	$4,807	$7,593	$4,094

The First Bancorp - 2015 Form 10-K - Page 48

Funding, Liquidity and Capital Resources

As of December 31, 2015, the Bank had primary sources of liquidity of $244.6 million or 15.9% of assets. It is Management's opinion that this is appropriate. In addition, the Bank has an additional $140.6 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $48.0 million in credit lines with correspondent banks, and $130.3 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $563.5 million or 36.7% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 70.3% of total average assets in 2015. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2015, total deposits increased by $18.4 million, ending the year at $1.043 billion compared to $1.025 billion at December 31, 2014. Low-cost deposits (demand, NOW, and savings accounts) increased by $100.5 million or 21.0% during the year, money market deposits decreased $5.6 million or 5.7%, and certificates of deposit decreased $76.5 million or 17.1%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits resulted from an inflow of low-cost deposits due to the low interest rate environment. Average deposits decreased $5.4 million in 2015, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2015	2014	2013	2015 vs. 2014
Demand deposits	$116,151	$106,609	$93,636	8.95%
NOW accounts	220,815	178,335	144,937	23.82%
Money market accounts	99,507	94,017	91,618	5.84%
Savings	187,379	154,938	143,354	20.94%
Certificates of deposit	418,092	513,461	532,156	(18.57)%
Total deposits	$1,041,944	$1,047,360	$1,005,701	(0.52)%

The First Bancorp - 2015 Form 10-K - Page 49

The average cost of deposits (including non-interest-bearing accounts) was 0.51% for the year ended December 31, 2015, compared to 0.68% for the year ended December 31, 2014 and 0.79% for the year ended December 31, 2013. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2015	2014	2013
NOW	0.33%	0.28%	0.18%
Money market	0.28%	0.29%	0.28%
Savings	0.22%	0.20%	0.25%
Certificates of deposit	0.92%	1.17%	1.34%
Total interest-bearing deposits	0.57%	0.75%	0.88%

Of all certificates of deposit, $237.5 million or 64.02% will mature by December 31, 2016. As of December 31, 2015, the Bank held a total of $212.5 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2015	2014
Within 3 Months	$90,725	$130,756
3 Months through 6 months	18,670	35,632
6 months through 12 months	24,284	39,863
Over 12 months	78,774	56,779
Total	$212,453	$263,030

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2015, advances totaled $250.4 million, with a weighted average interest rate of 1.53% and remaining maturities ranging from two days to 10 years. This compares to advances totaling $205.2 million, with a weighted average interest rate of 1.71% and remaining maturities ranging from two days to ten years, as of December 31, 2014, and advances totaling $184.6 million, with a weighted average interest rate of 2.02% and remaining maturities ranging from two days to 11 years, as of December 31, 2013. The decrease in the weighted average rate paid on borrowed funds in 2015 compared to 2014 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2015 was $87.1 million, compared to $74.7 million on December 31, 2014, and $94.5 million on December 31, 2013. The weighted average rates of these agreements were 0.80% as of December 31, 2015, compared to 0.79% as of December 31, 2014 and 0.78% as of December 31, 2013.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $337.5 million at the end of December in 2015, $298.5 million at the end of June in 2014, and $285.6 million at the end of July in 2013. The average amount outstanding during 2015 was $289.4 million with a weighted average interest rate of 1.53%. This compares to an average outstanding amount of $264.0 million with a weighted average interest rate of 1.71% in 2014, and an average outstanding amount of $265.4 million with a weighted average interest rate of 1.73% in 2013.

Capital Resources

Shareholders' equity as of December 31, 2015 was $167.5 million, compared to $161.6 million as of December 31, 2014. Capital at December 31, 2015 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.81% on December 31, 2015 and 8.88% at December 31, 2014. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2015, the Company had tier-one risk-based capital of 14.70% and tier-two risk-based capital of 15.78%, versus 15.06% and 16.27%, respectively, at December 31, 2014. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The Co

The First Bancorp - 2015 Form 10-K - Page 50

mpany's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2015, the Company declared cash dividends of $0.21 per share in the first quarter and $0.22 in the remaining three quarters or $0.87 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 57.24% for the year ended December 31, 2015 compared to 60.14% for the year ended December 2014. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2016 is this year's net income plus $12.7 million.
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
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercies of the Warrants and strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares issuable under the Warrants now stands at 226,819 shares with a strike price of $16.53 per share.
In 2015, 39,634 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $465,000.  The following table summarizes the Company's 2015 stock issuances:

Dividend reinvestment plan	11,668
Employee stock program	13,787
Net restricted stock grants	14,179
Total	39,634

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available for sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.
The Company met each of the well-capitalized ratio guidelines at December 31, 2015. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2015 and December 31, 2014.

As of December 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.82%	14.45%	14.45%	15.53%
Company	8.81%	14.70%	14.70%	15.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The First Bancorp - 2015 Form 10-K - Page 51

As of December 31, 2014	Leverage	Tier 1	Common Equity Tier 1		Total Risk-Based
Bank	8.77%	14.87%	N/A	%	16.09%
Company	8.88%	15.06%	N/A	%	16.27%
Adequately capitalized ratio	4.00%	4.00%	N/A	%	8.00%
Well capitalized ratio (Bank only)	5.00%	6.00%	N/A	%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2015:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$337,457	$222,323	$60,000	$55,000	$134
Operating leases	494	151	216	76	51
Certificates of deposit	370,982	237,494	53,185	79,291	1,012
Total	$708,933	$459,968	$113,401	$134,367	$1,197
Unused lines, collateralized by residential real estate	$69,244	$69,244	$—	$—	$—
Other unused commitments	49,833	49,833	—	—	—
Standby letters of credit	4,098	4,098	—	—	—
Commitments to extend credit	10,374	10,374	—	—	—
Total loan commitments and unused lines of credit	$133,549	$133,549	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2015, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2015, the Company made capital purchases totaling $927,000 for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 6 years, adding approximately $156,000 to pre-tax operating costs per year.

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

The First Bancorp - 2015 Form 10-K - Page 52

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2015, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company's future operating results or financial condition.

The First Bancorp - 2015 Form 10-K - Page 53

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2015, was +5.13% of total assets, compared to +0.05% of assets at December 31, 2014. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2015, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$16,734	$54,692	$169,574	$222,062
Restricted equity securities, at cost	13,220	—	—	1,037
Loans held for sale	—	—	—	349
Loans	383,682	161,427	335,384	108,145
Other interest-earning assets	—	21,545	—	—
Non-rate-sensitive assets	9,641	—	—	67,318
Total assets	423,277	237,664	504,958	398,911
Interest-bearing deposits	261,393	89,427	132,467	429,336
Borrowed funds	192,299	30,000	115,000	158
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	274,780
Total liabilities and equity	455,592	125,127	279,817	704,274
Period gap	$(32,315)	$112,537	$225,141	$(305,363)
Percent of total assets	(2.07)%	7.19%	14.39%	(19.51)
Cumulative gap (current)	$(32,315)	$80,223	$305,364	—
Percent of total assets	(2.07)%	5.13%	19.51%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 0.97% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 1.94% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in

The First Bancorp - 2015 Form 10-K - Page 54

interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 2.80% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.59% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2015 and 2014 is presented in the following table:

Changes in Net Interest Income	2015	2014
Year 1
Projected changes if rates decrease by 1.0%	-0.97%	-1.47%
Projected change if rates increase by 2.0%	-1.94%	-2.95%
Year 2
Projected changes if rates decrease by 1.0%	-2.80%	-3.00%
Projected change if rates increase by 2.0%	-1.59%	-3.42%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2015, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2015, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain relatively stable in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2015 Form 10-K - Page 55

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2015	2014
Assets
Cash and cash equivalents	$14,299,000	$13,057,000
Interest-bearing deposits in other banks	4,013,000	3,559,000
Securities available for sale	223,039,000	185,261,000
Securities to be held to maturity (fair value of $243,123,000 at December 31, 2015, and $279,704,000 at December 31, 2014)	240,023,000	275,919,000
Restricted equity securities, at cost	14,257,000	13,912,000
Loans held for sale	349,000	—
Loans	988,638,000	917,564,000
Less allowance for loan losses	9,916,000	10,344,000
Net loans	978,722,000	907,220,000
Accrued interest receivable	4,912,000	4,748,000
Premises and equipment, net	21,816,000	22,619,000
Other real estate owned	1,532,000	3,785,000
Goodwill	29,805,000	29,805,000
Other assets	32,043,000	22,246,000
Total assets	$1,564,810,000	$1,482,131,000
Liabilities
Demand deposits	$130,566,000	$113,133,000
NOW deposits	242,638,000	199,977,000
Money market deposits	92,994,000	98,607,000
Savings deposits	206,009,000	165,601,000
Certificates of deposit	370,982,000	447,501,000
Total deposits	1,043,189,000	1,024,819,000
Borrowed funds – short term	222,323,000	189,775,000
Borrowed funds – long term	115,134,000	90,141,000
Other liabilities	16,666,000	15,842,000
Total liabilities	1,397,312,000	1,320,577,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	108,000	107,000
Additional paid-in capital	59,862,000	59,282,000
Retained earnings	106,673,000	99,816,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	1,123,000	2,522,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(112,000)	(48,000)
Net unrecognized loss on postretirement benefit costs	(156,000)	(125,000)
Total shareholders' equity	167,498,000	161,554,000
Total liabilities and shareholders' equity	$1,564,810,000	$1,482,131,000
Common stock
Number of shares authorized	18,000,000	18,000,000
Number of shares issued and outstanding	10,753,855	10,724,359
Book value per common share	$15.58	$15.06
Tangible book value per common share	$12.78	$12.25
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2015 Form 10-K - Page 56

Consolidated Statements of Income and Comprehensive Income (Loss)
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2015	2014	2013
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $578,000 in 2015, $592,000 in 2014, and $567,000 in 2013)	$36,620,000	$35,102,000	$34,897,000
Interest on deposits with other banks	19,000	5,000	8,000
Interest and dividends on investments (includes tax-exempt income of $5,157,000 in 2015, $5,854,000 in 2014, and $6,065,000 in 2013)	14,171,000	15,915,000	15,031,000
Total interest and dividend income	50,810,000	51,022,000	49,936,000
Interest expense
Interest on deposits	5,285,000	7,087,000	7,997,000
Interest on borrowed funds	4,589,000	4,338,000	4,499,000
Total interest expense	9,874,000	11,425,000	12,496,000
Net interest income	40,936,000	39,597,000	37,440,000
Provision for loan losses	1,550,000	1,150,000	4,200,000
Net interest income after provision for loan losses	39,386,000	38,447,000	33,240,000
Non-interest income
Fiduciary and investment management income	2,258,000	2,139,000	1,919,000
Service charges on deposit accounts	2,384,000	2,505,000	2,756,000
Net securities gains	1,399,000	1,155,000	1,087,000
Mortgage origination and servicing income	1,558,000	979,000	2,080,000
Other operating income	4,631,000	4,270,000	4,245,000
Total non-interest income	12,230,000	11,048,000	12,087,000
Non-interest expense
Salaries and employee benefits	15,080,000	14,890,000	14,305,000
Occupancy expense	2,312,000	2,215,000	2,050,000
Furniture and equipment expense	3,171,000	2,940,000	2,656,000
FDIC insurance premiums	890,000	1,004,000	1,143,000
Amortization of identified intangibles	58,000	326,000	326,000
Other operating expense	8,385,000	8,845,000	8,457,000
Total non-interest expense	29,896,000	30,220,000	28,937,000
Income before income taxes	21,720,000	19,275,000	16,390,000
Applicable tax expense	5,514,000	4,566,000	3,425,000
Net income	$16,206,000	$14,709,000	$12,965,000
Basic earnings per common share	$1.52	$1.38	$1.20
Diluted earnings per common share	1.51	1.37	1.20
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(1,399,000)	9,113,000	(14,531,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(64,000)	(48,000)	—
Net unrecognized gain (loss) on postretirement benefits	(31,000)	(313,000)	311,000
Other comprehensive income (loss)	(1,494,000)	8,752,000	(14,220,000)
Comprehensive income (loss)	$14,712,000	$23,461,000	$(1,255,000)
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2015 Form 10-K - Page 57

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2012	$12,402,000	9,859,914	$46,412,000	$89,692,000	$7,817,000	$156,323,000
Net income	—	—	—	12,965,000	—	12,965,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(14,531,000)	(14,531,000)
Unrecognized gain and transition obligation for post-retirement benefits, net of tax	—	—	—	—	311,000	311,000
Comprehensive loss	—	—	—	12,965,000	(14,220,000)	(1,255,000)
Cash dividends declared on preferred stock	—	—	—	(286,000)	—	(286,000)
Cash dividends declared ($0.785 per share)	—	—	—	(8,371,000)	—	(8,371,000)
Equity compensation expense	—	—	214,000	—	—	214,000
Amortization of premium for preferred stock issuance	98,000	—	(98,000)	—	—	—
Payment to repurchase preferred stock	(12,500,000)	—	—	—	—	(12,500,000)
Issuance of restricted stock	—	27,114	—	—	—	—
Proceeds from sale of common stock	—	784,164	11,973,000	—	—	11,973,000
Balance at December 31, 2013	$—	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	—	14,709,000	—	14,709,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	9,113,000	9,113,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	—	(48,000)	(48,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	—	(313,000)	(313,000)
Comprehensive income	—	—	—	14,709,000	8,752,000	23,461,000
Cash dividends declared ($0.83 per share)	—	—	—	(8,893,000)	—	(8,893,000)
Equity compensation expense	—	—	431,000	—	—	431,000
Issuance of restricted stock	—	25,843	—	—	—	—
Proceeds from sale of common stock	—	27,324	457,000	—	—	457,000
Balance at December 31, 2014	$—	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000

The First Bancorp - 2015 Form 10-K - Page 58

	Preferred	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	stock	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2014	$—	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	—	16,206,000	—	16,206,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(1,399,000)	(1,399,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	—	(64,000)	(64,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	—	(31,000)	(31,000)
Comprehensive income	—	—	—	16,206,000	(1,494,000)	14,712,000
Cash dividends declared ($0.87 per share)	—	—	—	(9,349,000)	—	(9,349,000)
Equity compensation expense	—	—	296,000	—	—	296,000
Payment for repurchase of common stock	—	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	—	14,179	—	—	—	—
Proceeds from sale of common stock	—	25,455	465,000	—	—	465,000
Balance at December 31, 2015	$—	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2015 Form 10-K - Page 59

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2015	2014	2013
Cash flows from operating activities
Net income	$16,206,000	$14,709,000	$12,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,720,000	1,663,000	1,727,000
Change in deferred taxes	332,000	18,000	(56,000)
Provision for loan losses	1,550,000	1,150,000	4,200,000
Loans originated for resale	(31,306,000)	(21,758,000)	(56,377,000)
Proceeds from sales and transfers of loans	31,671,000	22,337,000	58,553,000
Net gain on sales of loans	(714,000)	(496,000)	(1,224,000)
Net gain on sale or call of securities	(1,399,000)	(1,155,000)	(1,087,000)
Net amortization of investment premiums	783,000	943,000	1,817,000
Net (gain) loss on sale of other real estate owned	5,000	32,000	(25,000)
Provision for losses on other real estate owned	311,000	637,000	501,000
Equity compensation expense	296,000	431,000	214,000
Net (increase) decrease in other assets and accrued interest	(455,000)	676,000	1,557,000
Net increase in other liabilities	1,418,000	378,000	1,370,000
Net loss on disposal of premises and equipment	—	3,000	3,000
Amortization of investments in limited partnerships	266,000	569,000	520,000
Net acquisition amortization	58,000	326,000	326,000
Net cash provided by operating activities	20,742,000	20,463,000	24,984,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(454,000)	(997,000)	(924,000)
Proceeds from sales of securities available for sale	35,468,000	15,557,000	10,563,000
Proceeds from maturities, payments, calls of securities available for sale	36,588,000	30,226,000	55,399,000
Proceeds from maturities, payments, calls of securities held to maturity	45,688,000	18,085,000	36,872,000
Proceeds from sales of other real estate owned	3,260,000	2,624,000	5,416,000
Purchases of securities available for sale	(111,616,000)	(908,000)	(103,359,000)
Purchases of securities to be held to maturity	(9,644,000)	(34,881,000)	(62,727,000)
Investment in bank-owned life insurance	(10,000,000)	—	—
Purchase of Federal Home Loan Bank Stock	(345,000)	—	—
Redemption of restricted equity securities	—	—	536,000
Net increase in loans	(74,375,000)	(45,788,000)	(15,375,000)
Capital expenditures	(927,000)	(1,909,000)	(2,363,000)
Proceeds from sale of premises and equipment	10,000	1,240,000	5,000
Net cash used in investing activities	(86,347,000)	(16,751,000)	(75,957,000)

The First Bancorp - 2015 Form 10-K - Page 60

Cash flows from financing activities
Net increase in transaction and savings accounts	94,889,000	84,038,000	39,486,000
Net increase (decrease) in certificates of deposit	(76,519,000)	(83,618,000)	26,063,000
Advances on long-term borrowings	55,000,000	—	—
Repayment on long-term borrowings	(40,000,000)	(30,000,000)	(3,780,000)
Net increase in short-term borrowings	42,541,000	30,791,000	—
Repurchase of preferred stock	—	—	(12,500,000)
Payment to repurchase common stock	(180,000)	—	—
Proceeds from sale of common stock	465,000	457,000	11,973,000
Dividends paid	(9,349,000)	(8,893,000)	(8,657,000)
Net cash provided by (used in) financing activities	66,847,000	(7,225,000)	52,585,000
Net increase (decrease) in cash and cash equivalents	1,242,000	(3,513,000)	1,612,000
Cash and cash equivalents at beginning of year	13,057,000	16,570,000	14,958,000
Cash and cash equivalents at end of year	$14,299,000	$13,057,000	$16,570,000
Interest paid	$9,960,000	$11,503,000	$12,516,000
Income taxes paid	4,235,000	5,150,000	2,000,000
Non-cash transactions:
Net transfer from loans to other real estate owned	1,323,000	2,271,000	3,106,000
Transfer of securities from available for sale to held to maturity	$—	$89,757,000	$—
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2015 Form 10-K - Page 61

Notes to Consolidated Financial Statements

Nature of Operations
The First Bancorp, Inc. (the "Company") through its wholly-owned subsidiary, First National Bank ("the Bank"), provides a full range of banking services to individual and corporate customers from sixteen offices in coastal and eastern Maine. First Advisors, a division of the Bank, provides investment management, private banking and financial planning services. On January 28,
2016, the Board of Directors voted to change the Bank's name to First National Bank from The First, N.A.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events
Events occurring subsequent to December 31, 2015, have been evaluated as to their potential impact to the financial statements.

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

The First Bancorp - 2015 Form 10-K - Page 62

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

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. Annual amortization expense for 2015 was $14,000 as the expense is now fully amortized. For 2014 and 2013 the annual amortization expense was $283,000. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for 2015, 2014 and 2013 was $43,000, and the amortization expense for each year until fully amortized will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2015, the Company determined goodwill and other intangible assets were not impaired.

The First Bancorp - 2015 Form 10-K - Page 63

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, change in unrealized losses on securities transferred from available for sale to held to maturity, net of amortization, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

Segments
The First Bancorp, Inc., through the branches of its subsidiary, First National Bank, provides a broad range of financial services to individuals and companies in coastal Maine. These services include demand, time, and savings deposits; lending; ATM processing; and investment management and trust services. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2015, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $1,956,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

The First Bancorp - 2015 Form 10-K - Page 64

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2015 and 2014:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2015	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$194,563,000	$1,509,000	$(962,000)	$195,110,000
State and political subdivisions	23,367,000	1,201,000	(62,000)	24,506,000
Other equity securities	3,381,000	48,000	(6,000)	3,423,000
	$221,311,000	$2,758,000	$(1,030,000)	$223,039,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$71,000,000	$40,000	$(2,284,000)	$68,756,000
Mortgage-backed securities	42,193,000	1,305,000	(136,000)	43,362,000
State and political subdivisions	122,530,000	4,200,000	(25,000)	126,705,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,023,000	$5,545,000	$(2,445,000)	$243,123,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,220,000	$—	$—	$13,220,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,257,000	$—	$—	$14,257,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2014	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$149,796,000	$2,637,000	$(578,000)	$151,855,000
State and political subdivisions	29,094,000	1,865,000	(104,000)	30,855,000
Other equity securities	2,490,000	65,000	(4,000)	2,551,000
	$181,380,000	$4,567,000	$(686,000)	$185,261,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$92,341,000	$54,000	$(2,066,000)	$90,329,000
Mortgage-backed securities	57,003,000	1,830,000	(116,000)	58,717,000
State and political subdivisions	126,275,000	4,114,000	(31,000)	130,358,000
Corporate securities	300,000	—	—	300,000
	$275,919,000	$5,998,000	$(2,213,000)	$279,704,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The First Bancorp - 2015 Form 10-K - Page 65

The following table summarizes the contractual maturities of investment securities at December 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$527,000	$530,000	$1,814,000	$1,850,000
Due in 1 to 5 years	7,562,000	7,727,000	6,306,000	6,514,000
Due in 5 to 10 years	19,647,000	20,055,000	58,397,000	60,196,000
Due after 10 years	190,194,000	191,304,000	173,506,000	174,563,000
Equity securities	3,381,000	3,423,000	—	—
	$221,311,000	$223,039,000	$240,023,000	$243,123,000

The following table summarizes the contractual maturities of investment securities at December 31, 2014:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,309,000	$2,329,000	$1,693,000	$1,713,000
Due in 1 to 5 years	15,200,000	15,499,000	8,467,000	8,702,000
Due in 5 to 10 years	18,547,000	19,124,000	50,629,000	52,717,000
Due after 10 years	142,834,000	145,758,000	215,130,000	216,572,000
Equity securities	2,490,000	2,551,000	—	—
	$181,380,000	$185,261,000	$275,919,000	$279,704,000

At December 31, 2015, securities with a fair value of $201,879,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $164,919,000 as of December 31, 2014 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2015, 2014 and 2013:

	2015	2014	2013
Proceeds from sales of securities	$35,468,000	$15,557,000	$10,563,000
Gross realized gains	1,399,000	1,155,000	1,087,000
Gross realized losses	—	—	—
Net gain	$1,399,000	$1,155,000	$1,087,000
Related income taxes	$490,000	$404,000	$380,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2015, there were 78 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 15 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2015 Form 10-K - Page 66

Information regarding securities temporarily impaired as of December 31, 2015 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$45,311,000	$(1,469,000)	$17,185,000	$(815,000)	$62,496,000	$(2,284,000)
Mortgage-backed securities	120,915,000	(1,027,000)	910,000	(71,000)	121,825,000	(1,098,000)
State and political subdivisions	2,528,000	(24,000)	2,901,000	(63,000)	5,429,000	(87,000)
Other equity securities	64,000	(5,000)	52,000	(1,000)	116,000	(6,000)
	$168,818,000	$(2,525,000)	$21,048,000	$(950,000)	$189,866,000	$(3,475,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $112,000 at December 31, 2015. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2015 and 2014, the Bank's investment in FHLB stock totaled $13,220,000 and $12,875,000, respectfully. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2015. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2015 and 2014, the Bank serviced loans for others totaling $223,610,000 and $214,086,000, respectively. Net gains from the sale of loans totaled $714,000 in 2015, $496,000 in 2014, and $1,224,000 in 2013. In 2015, mortgage servicing rights of $487,000 were capitalized and amortization for the year totaled $449,000. At December 31, 2015, mortgage servicing rights had a fair value of $1,915,000. In 2014, mortgage servicing rights of $345,000 were capitalized and amortization for the year totaled $428,000. At December 31, 2014, mortgage servicing rights had a fair value of $2,088,000.
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at f

The First Bancorp - 2015 Form 10-K - Page 67

air value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2015, the prepayment assumption using the PSA model was 163, which translates into an anticipated prepayment rate of 9.76%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 5.28%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2015	2014
Mortgage servicing rights	$5,747,000	$6,039,000
Accumulated amortization	(4,619,000)	(4,949,000)
Impairment reserve	(35,000)	(4,000)
	$1,093,000	$1,086,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Commercial
Real estate	$269,462,000	27.3%	$242,311,000	26.4%
Construction	24,881,000	2.5%	30,932,000	3.4%
Other	128,341,000	13.0%	104,531,000	11.4%
Municipal	19,751,000	2.0%	20,424,000	2.2%
Residential
Term	403,030,000	40.7%	384,032,000	41.9%
Construction	8,451,000	0.9%	12,160,000	1.3%
Home equity line of credit	110,202,000	11.1%	103,521,000	11.3%
Consumer	24,520,000	2.5%	19,653,000	2.1%
Total loans	$988,638,000	100.0%	$917,564,000	100.0%

Loan balances include net deferred loan costs of $3,686,000 in 2015 and $2,729,000 in 2014. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $279,463,000 and $266,716,000 at December 31, 2015 and 2014, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $243,578,000 at December 31, 2015 and $240,943,000 at December 2014, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2015 and 2014, non-accrual loans were $7,372,000 and $10,510,000, respectively. For the years ended December 31, 2015, 2014 and 2013, interest income which would have been recognized on these loans, if interest had been accrued, was $369,000, $551,000, and $917,000, respectively. Loans more than 90 days past due accruing interest totaled $136,000 at December 31, 2015 and $181,000 at December 31, 2014. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2015 Form 10-K - Page 68

Loans to directors, officers and employees totaled $31,285,000 at December 31, 2015 and $29,883,000 at December 31, 2014. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2015	2014
Balance at beginning of year	$14,856,000	$14,884,000
New loans	7,382,000	8,932,000
Repayments	(1,837,000)	(8,960,000)
Balance at end of year	$20,401,000	$14,856,000

Information on the past-due status of loans as of December 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$603,000	$—	$281,000	$884,000	$268,578,000	$269,462,000	$—
Construction	35,000	—	238,000	273,000	24,608,000	24,881,000	—
Other	303,000	—	25,000	328,000	128,013,000	128,341,000	25,000
Municipal	—	—	—	—	19,751,000	19,751,000	—
Residential
Term	450,000	2,098,000	2,639,000	5,187,000	397,843,000	403,030,000	100,000
Construction	368,000	—	—	368,000	8,083,000	8,451,000	—
Home equity line of credit	261,000	255,000	592,000	1,108,000	109,094,000	110,202,000	—
Consumer	102,000	26,000	11,000	139,000	24,381,000	24,520,000	11,000
Total	$2,122,000	$2,379,000	$3,786,000	$8,287,000	$980,351,000	$988,638,000	$136,000

Information on the past-due status of loans as of December 31, 2014, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$24,000	$75,000	$761,000	$860,000	$241,451,000	$242,311,000	$—
Construction	—	41,000	208,000	249,000	30,683,000	30,932,000	—
Other	3,000	—	857,000	860,000	103,671,000	104,531,000	—
Municipal	—	—	—	—	20,424,000	20,424,000	—
Residential
Term	856,000	468,000	5,679,000	7,003,000	377,029,000	384,032,000	101,000
Construction	—	—	—	—	12,160,000	12,160,000	—
Home equity line of credit	622,000	720,000	780,000	2,122,000	101,399,000	103,521,000	—
Consumer	637,000	52,000	80,000	769,000	18,884,000	19,653,000	80,000
Total	$2,142,000	$1,356,000	$8,365,000	$11,863,000	$905,701,000	$917,564,000	$181,000

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

The First Bancorp - 2015 Form 10-K - Page 69

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

Information on nonaccrual loans as of December 31, 2015 and 2014 is presented in the following table:

As of December 31,	2015	2014
Commercial
Real estate	$915,000	$2,088,000
Construction	238,000	208,000
Other	66,000	935,000
Municipal	—	—
Residential
Term	5,260,000	6,421,000
Construction	—	—
Home equity line of credit	893,000	832,000
Consumer	—	26,000
Total	$7,372,000	$10,510,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2015	2014	2013
Average investment in impaired loans	$32,698,000	$38,404,000	$45,722,000
Interest income recognized on impaired loans, all on cash basis	1,218,000	1,465,000	1,750,000

As of December 31,	2015	2014
Balance of impaired loans	$29,531,000	$35,862,000
Less portion for which no allowance for loan losses is allocated	(20,889,000)	(26,313,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$8,642,000	$9,549,000
Portion of allowance for loan losses allocated to the impaired loan balance	$754,000	$1,803,000

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

The First Bancorp - 2015 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2015, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	80,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	45,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,218,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2015 Form 10-K - Page 71

A breakdown of impaired loans by category as of December 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,687,000	$12,423,000	$—	$11,080,000	$488,000
Construction	—	—	—	30,000	—
Other	2,616,000	3,407,000	—	3,853,000	156,000
Municipal	—	—	—	—	—
Residential
Term	10,820,000	11,824,000	—	10,505,000	402,000
Construction	—	—	—	—	—
Home equity line of credit	1,164,000	1,395,000	—	1,447,000	29,000
Consumer	26,000	28,000	—	11,000	3,000
	$26,313,000	$29,077,000	$—	$26,926,000	$1,078,000
With an Allowance Recorded
Commercial
Real estate	$1,617,000	$1,789,000	$346,000	$3,040,000	$62,000
Construction	1,380,000	1,380,000	413,000	1,279,000	56,000
Other	326,000	338,000	129,000	1,103,000	13,000
Municipal	—	—	—	—	—
Residential
Term	5,303,000	5,513,000	519,000	5,738,000	239,000
Construction	—	—	—	—	—
Home equity line of credit	923,000	929,000	396,000	318,000	17,000
Consumer	—	—	—	—	—
	$9,549,000	$9,949,000	$1,803,000	$11,478,000	$387,000
Total
Commercial
Real estate	$13,304,000	$14,212,000	$346,000	$14,120,000	$550,000
Construction	1,380,000	1,380,000	413,000	1,309,000	56,000
Other	2,942,000	3,745,000	129,000	4,956,000	169,000
Municipal	—	—	—	—	—
Residential
Term	16,123,000	17,337,000	519,000	16,243,000	641,000
Construction	—	—	—	—	—
Home equity line of credit	2,087,000	2,324,000	396,000	1,765,000	46,000
Consumer	26,000	28,000	—	11,000	3,000
	$35,862,000	$39,026,000	$1,803,000	$38,404,000	$1,465,000

The First Bancorp - 2015 Form 10-K - Page 72

A breakdown of impaired loans by category as of December 31, 2013, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,813,000	$12,419,000	$—	$11,100,000	$495,000
Construction	—	—	—	202,000	—
Other	5,617,000	7,309,000	—	4,265,000	322,000
Municipal	—	—	—	—	—
Residential
Term	13,432,000	14,600,000	—	14,396,000	511,000
Construction	—	—	—	—	—
Home equity line of credit	1,555,000	1,791,000	—	1,578,000	32,000
Consumer	—	—	—	—	—
	$32,417,000	$36,119,000	$—	$31,541,000	$1,360,000
With an Allowance Recorded
Commercial
Real estate	$3,122,000	$3,264,000	$890,000	$5,673,000	$150,000
Construction	1,284,000	1,284,000	272,000	1,795,000	48,000
Other	1,081,000	1,132,000	841,000	1,633,000	28,000
Municipal	—	—	—	—	—
Residential
Term	4,354,000	4,516,000	404,000	4,982,000	162,000
Construction	—	—	—	—	—
Home equity line of credit	93,000	93,000	54,000	98,000	2,000
Consumer	—	—	—	—	—
	$9,934,000	$10,289,000	$2,461,000	$14,181,000	$390,000
Total
Commercial
Real estate	$14,935,000	$15,683,000	$890,000	$16,773,000	$645,000
Construction	1,284,000	1,284,000	272,000	1,997,000	48,000
Other	6,698,000	8,441,000	841,000	5,898,000	350,000
Municipal	—	—	—	—	—
Residential
Term	17,786,000	19,116,000	404,000	19,378,000	673,000
Construction	—	—	—	—	—
Home equity line of credit	1,648,000	1,884,000	54,000	1,676,000	34,000
Consumer	—	—	—	—	—
	$42,351,000	$46,408,000	$2,461,000	$45,722,000	$1,750,000

The First Bancorp - 2015 Form 10-K - Page 73

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
The Company applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2015, the Company had 84 loans with a value of $23,923,000 that have been restructured. This compares to 94 loans with a value of $27,214,000 classified as TDRs as of December 31, 2014. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$10,350,000	$85,000
Construction	1	788,000	94,000
Other	11	1,168,000	1,000
Municipal	—	—	—
Residential
Term	53	10,875,000	275,000
Construction	—	—	—
Home equity line of credit	4	742,000	—
Consumer	—	—	—
	84	$23,923,000	$455,000

The following table shows TDRs by class and the specific reserve as of December 31, 2014:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	19	$12,282,000	$267,000
Construction	1	1,172,000	207,000
Other	15	2,007,000	—
Municipal	—	—	—
Residential
Term	54	10,932,000	373,000
Construction	—	—	—
Home equity line of credit	5	821,000	21,000
Consumer	—	—	—
	94	$27,214,000	$868,000

The First Bancorp - 2015 Form 10-K - Page 74

As of December 31, 2015, eight of the loans classified as TDRs with a total balance of $1,053,000 were more than 30 days past due. Of these loans, zero had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	8	1,053,000	46,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	8	$1,053,000	$46,000

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

The First Bancorp - 2015 Form 10-K - Page 75

During the year ended December 31, 2015, two loans were placed on TDR status with a post-modification outstanding balance of $218,000. These were considered TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.  The following table shows loans placed on TDR status during the year ended December 31, 2015, by class of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	221,000	218,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	2	$221,000	$218,000	$—

During the year ended December 31, 2014, six loans were placed on TDR status with a post-modification balance of $826,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof. The following table shows loans placed on TDR status in 2014 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	2	$302,000	$300,000	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	4	627,000	526,000	12,000
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	6	$929,000	$826,000	$12,000

As of December 31, 2015, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,079,000. As of December 31, 2015, there were 13 loans with an outstanding balance of $1,764,000 that were classified as TDRs and were on non-accrual status, three of which, with an outstanding balance of $262,000, were in the process of foreclosure.

The First Bancorp - 2015 Form 10-K - Page 76

Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2015, there were 16 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,513,000.

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

The First Bancorp - 2015 Form 10-K - Page 77

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2015 and 2014:

As of December 31,	2015	2014
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$89,000	$346,000
Construction	302,000	413,000
Other	8,000	129,000
Municipal	—	—
Residential
Term	326,000	519,000
Construction	—	—
Home equity line of credit	29,000	396,000
Consumer	—	—
Total	$754,000	$1,803,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,031,000	$3,186,000
Construction	278,000	410,000
Other	1,444,000	1,376,000
Municipal	17,000	15,000
Residential
Term	1,065,000	666,000
Construction	24,000	20,000
Home equity line of credit	864,000	664,000
Consumer	566,000	542,000
Unallocated	1,873,000	1,662,000
Total	$9,162,000	$8,541,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,120,000	$3,532,000
Construction	580,000	823,000
Other	1,452,000	1,505,000
Municipal	17,000	15,000
Residential
Term	1,391,000	1,185,000
Construction	24,000	20,000
Home equity line of credit	893,000	1,060,000
Consumer	566,000	542,000
Unallocated	1,873,000	1,662,000
Total	$9,916,000	$10,344,000

The First Bancorp - 2015 Form 10-K - Page 78

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
A breakdown of the allowance for loan losses as of December 31, 2015 and 2014, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89,000	$893,000	$2,138,000	$—	$3,120,000
Construction	302,000	82,000	196,000	—	580,000
Other	8,000	425,000	1,019,000	—	1,452,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	613,000	452,000	—	1,391,000
Construction	—	14,000	10,000	—	24,000
Home equity line of credit	29,000	500,000	364,000	—	893,000
Consumer	—	331,000	235,000	—	566,000
Unallocated	—	—	—	1,873,000	1,873,000
	$754,000	$2,858,000	$4,431,000	$1,873,000	$9,916,000

As of December 31, 2014	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$346,000	$1,444,000	$1,742,000	$—	$3,532,000
Construction	413,000	186,000	224,000	—	823,000
Other	129,000	624,000	752,000	—	1,505,000
Municipal	—	—	15,000	—	15,000
Residential
Term	519,000	297,000	369,000	—	1,185,000
Construction	—	9,000	11,000	—	20,000
Home equity line of credit	396,000	376,000	288,000	—	1,060,000
Consumer	—	346,000	196,000	—	542,000
Unallocated	—	—	—	1,662,000	1,662,000
	$1,803,000	$3,282,000	$3,597,000	$1,662,000	$10,344,000

The First Bancorp - 2015 Form 10-K - Page 79

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
The qualitative portion of the allowance for loan losses was 0.45% of related loans as of December 31, 2015, compared to 0.39% of related loans as of December 31, 2014. The qualitative portion increased $834,000 between December 31, 2014 and December 31, 2015.
The unallocated component totaled $1,873,000 at December 31, 2015, or 18.9% of the total reserve. This compares to $1,662,000 or 16.1% as of December 31, 2014. The increase in the unallocated portion is due to increased loan demand in comparison to previous years. Management feels the increase in the unallocated portion is directionally consistent with this change in demand.
The allowance for loan losses as a percent of total loans stood at 1.00% as of December 31, 2015, compared to 1.13% of total loans as of December 31, 2014.
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
Construction loans, both commercial and residential, at 23.1% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2015. Construction loans and non-owner-occupied commercial real estate loans are at 104.2% of total capital, are below the regulatory limit of 300.0% of capital at December 31, 2015.
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

The First Bancorp - 2015 Form 10-K - Page 80

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2015:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$6,000	$—	$1,256,000	$—	$1,262,000
2 Above average	29,176,000	56,000	7,506,000	18,321,000	55,059,000
3 Satisfactory	52,821,000	2,057,000	28,787,000	1,430,000	85,095,000
4 Average	122,071,000	18,070,000	67,301,000	—	207,442,000
5 Watch	36,075,000	4,490,000	18,135,000	—	58,700,000
6 OAEM	9,742,000	—	2,410,000	—	12,152,000
7 Substandard	19,571,000	208,000	2,946,000	—	22,725,000
8 Doubtful	—	—	—	—	—
Total	$269,462,000	$24,881,000	$128,341,000	$19,751,000	$442,435,000
The First Bancorp - 2015 Form 10-K - Page 81

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
Residential loans, consumer loans and home equity lines of credit are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for these segments are consistent with those for the commercial and municipal classes. Certain loans in the residential, home equity lines of credit and consumer classes identified as having the potential for further deterioration are analyzed individually to confirm impairment status, and to determine the need for a specific reserve; however, there is no formal rating system used for these classes. Consumer loans greater than 120 days past due are generally charged off. Residential loans 90 days or more past due are placed on non-accrual status unless the loans are both well secured and in the process of collection. One-to four-family residential real estate loans and home equity loans are written down or charged-off no later than 180 days past due, or for residential real estate secured loans having a borrower in bankruptcy, within 60 days of receipt of notification of filing from the bankruptcy court, whichever is sooner. This is subject to completion of a current assessment of the value of the collateral with any outstanding loan balance in excess of the fair value of the property, less costs to sell, written down or charged-off.

The First Bancorp - 2015 Form 10-K - Page 82

There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2015. Allowance for loan losses activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

For the year ended December 31, 2015	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Chargeoffs	280,000	9,000	732,000	—	420,000	—	582,000	350,000	—	2,373,000
Recoveries	2,000	1,000	88,000	—	152,000	—	31,000	121,000	—	395,000
Provision (credit)	(134,000)	(235,000)	591,000	2,000	474,000	4,000	384,000	253,000	211,000	1,550,000
Ending balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Ending balance specifically evaluated for impairment	$89,000	$302,000	$8,000	$—	$326,000	$—	$29,000	$—	$—	$754,000
Ending balance collectively evaluated for impairment	$3,031,000	$278,000	$1,444,000	$17,000	$1,065,000	$24,000	$864,000	$566,000	$1,873,000	$9,162,000
Related loan balances:
Ending balance	$269,462,000	$24,881,000	$128,341,000	$19,751,000	$403,030,000	$8,451,000	$110,202,000	$24,520,000	$—	$988,638,000
Ending balance specifically evaluated for impairment	$10,717,000	$1,026,000	$1,234,000	$—	$15,088,000	$—	$1,466,000	$—	$—	$29,531,000
Ending balance collectively evaluated for impairment	$258,745,000	$23,855,000	$127,107,000	$19,751,000	$387,942,000	$8,451,000	$108,736,000	$24,520,000	$—	$959,107,000

For the year ended December 31, 2014	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Chargeoffs	1,205,000	—	989,000	—	699,000	—	153,000	449,000	—	3,495,000
Recoveries	144,000	—	758,000	—	36,000	25,000	16,000	196,000	—	1,175,000
Provision (credit)	(9,000)	248,000	(540,000)	—	749,000	(26,000)	522,000	222,000	(16,000)	1,150,000
Ending balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Ending balance specifically evaluated for impairment	$346,000	$413,000	$129,000	$—	$519,000	$—	$396,000	$—	$—	$1,803,000
Ending balance collectively evaluated for impairment	$3,186,000	$410,000	$1,376,000	$15,000	$666,000	$20,000	$664,000	$542,000	$1,662,000	$8,541,000
Related loan balances:
Ending balance	$242,311,000	$30,932,000	$104,531,000	$20,424,000	$384,032,000	$12,160,000	$103,521,000	$19,653,000	$—	$917,564,000
Ending balance specifically evaluated for impairment	$13,304,000	$1,380,000	$2,942,000	$—	$16,123,000	$—	$2,087,000	$26,000	$—	$35,862,000
Ending balance collectively evaluated for impairment	$229,007,000	$29,552,000	$101,589,000	$20,424,000	$367,909,000	$12,160,000	$101,434,000	$19,627,000	$—	$881,702,000

The First Bancorp - 2015 Form 10-K - Page 83

For the year ended December 31, 2013	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,865,000	$1,359,000	$2,050,000	$18,000	$1,109,000	$11,000	$654,000	$592,000	$842,000	$12,500,000
Chargeoffs	150,000	963,000	2,583,000	—	1,118,000	—	611,000	430,000	—	5,855,000
Recoveries	—	—	359,000	—	103,000	—	24,000	183,000	—	669,000
Provision (credit)	(1,113,000)	179,000	2,450,000	(3,000)	1,005,000	10,000	608,000	228,000	836,000	4,200,000
Ending balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Ending balance specifically evaluated for impairment	$890,000	$272,000	$841,000	$—	$404,000	$—	$54,000	$—	$—	$2,461,000
Ending balance collectively evaluated for impairment	$3,712,000	$303,000	$1,435,000	$15,000	$695,000	$21,000	$621,000	$573,000	$1,678,000	$9,053,000
Related loan balances:
Ending balance	$245,943,000	$20,382,000	$95,289,000	$19,117,000	$377,218,000	$11,803,000	$91,549,000	$15,066,000	$—	$876,367,000
Ending balance specifically evaluated for impairment	$14,935,000	$1,284,000	$6,698,000	$—	$17,786,000	$—	$1,648,000	$—	$—	$42,351,000
Ending balance collectively evaluated for impairment	$231,008,000	$19,098,000	$88,591,000	$19,117,000	$359,432,000	$11,803,000	$89,901,000	$15,066,000	$—	$834,016,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2015	2014
Land	$4,539,000	$4,532,000
Land improvements	874,000	821,000
Buildings	20,569,000	20,481,000
Equipment	11,358,000	10,610,000
	37,340,000	36,444,000
Less accumulated depreciation	15,524,000	13,825,000
	$21,816,000	$22,619,000

Based on current contractual agreements (leases), Management anticipates rental revenue over the next 5 years to be $111,000 in 2016, $75,000 in 2017, $13,000 in 2018, $4,000 in 2019 and $4,000 in 2020.

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2015	2014
Real estate acquired in settlement of loans	$1,532,000	$3,785,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2015	2014	2013
Balance at beginning of year	$654,000	$330,000	$373,000
Losses charged to allowance	(803,000)	(313,000)	(544,000)
Provision charged to operating expenses	311,000	637,000	501,000
Balance at end of year	$162,000	$654,000	$330,000

The First Bancorp - 2015 Form 10-K - Page 84

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2015	2014	2013
Federal income tax
Current	$4,895,000	$4,282,000	$3,234,000
Deferred	332,000	18,000	(56,000)
	5,227,000	4,300,000	3,178,000
State franchise tax	287,000	266,000	247,000
	$5,514,000	$4,566,000	$3,425,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2015	2014	2013
Expected tax expense	$7,602,000	$6,746,000	$5,736,000
Non-taxable income	(2,086,000)	(2,292,000)	(2,326,000)
State franchise tax, net of federal tax benefit	187,000	173,000	160,000
Tax credits	(185,000)	(414,000)	(414,000)
Other	(4,000)	353,000	269,000
	$5,514,000	$4,566,000	$3,425,000

The First Bancorp - 2015 Form 10-K - Page 85

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2015 and 2014 are as follows:

	2015	2014
Allowance for loan losses	$3,471,000	$3,620,000
OREO	57,000	229,000
Accrued pension and post-retirement	1,769,000	1,725,000
Goodwill	70,000	138,000
Unrealized loss on securities transferred from available for sale to held to maturity	60,000	26,000
Restricted stock grants	367,000	264,000
Core deposit intangible	15,000	5,000
Other assets	93,000	48,000
Total deferred tax asset	5,902,000	6,055,000
Net deferred loan costs	(1,445,000)	(1,120,000)
Depreciation	(2,000,000)	(2,131,000)
Unrealized gain on securities available for sale	(605,000)	(1,358,000)
Mortgage servicing rights	(382,000)	(380,000)
Investment in flow through entities	(425,000)	(387,000)
Prepaid expense	(104,000)	(210,000)
Total deferred tax liability	(4,961,000)	(5,586,000)
Net deferred tax asset	$941,000	$469,000

At December 31, 2015 and 2014, the Company held investments in one and two, respectively, limited partnerships with related New Market Tax Credits. These investments are carried at cost and amortized on the effective yield method. The tax credits from these investments are estimated at $285,000 and $636,000 for each of the years ended December 31, 2015 and 2014, respectively, and are recorded as a reduction of income tax expense. Amortization of the investments in the limited partnerships totaled $266,000 and $569,000 for the years ended December 31, 2015 and 2014, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $69,000 and $457,000 at December 31, 2015 and 2014, respectively, and is recorded in other assets. The Company's total exposure to these limited partnerships was $69,000 and $3,957,000, at December 31, 2015 and 2014, respectively, which is comprised of the Company's equity investment in the limited partnerships and the balance of a participated loan receivable.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2014.

The First Bancorp - 2015 Form 10-K - Page 86

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Certificates of deposit < $100,000	$158,529,000	$184,471,000
Certificates $100,000 to $250,000	175,077,000	221,892,000
Certificates $250,000 and over	37,376,000	41,138,000
	$370,982,000	$447,501,000

At December 31, 2015, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2016	$103,815,000	$133,679,000	$237,494,000
2017	14,785,000	12,591,000	27,376,000
2018	9,563,000	16,246,000	25,809,000
2019	14,838,000	16,857,000	31,695,000
2020	15,438,000	32,158,000	47,596,000
2021 and thereafter	90,000	922,000	1,012,000
	$158,529,000	$212,453,000	$370,982,000

Interest on certificates of deposit of $100,000 or more was $2,431,000, $2,823,000, and $3,280,000 in 2015, 2014 and 2013, respectively.

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2015, had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $48,000,000 in credit lines with correspondent banks and a credit facility of $141,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

The First Bancorp - 2015 Form 10-K - Page 87

Borrowed funds at December 31, 2015 and 2014 have the following range of interest rates and maturity dates:

As of December 31, 2015
Federal Home Loan Bank Advances
2016	0.41% - 2.44%	$135,220,000
2017	0.99% - 3.69%	30,000,000
2018	2.25% - 3.25%	30,000,000
2019	0.00%	—
2020	1.60% - 1.97%	55,000,000
2021 and thereafter	0.00%	134,000
		250,354,000
Repurchase agreements
Municipal and commercial customers	0.20% - 1.89%	87,103,000
		$337,457,000

As of December 31, 2014
Federal Home Loan Bank Advances
2015	0.22% - 2.98%	$115,050,000
2016	2.36% - 2.44%	30,000,000
2017	0.99% - 3.69%	30,000,000
2018	2.25% - 3.25%	30,000,000
2019	0.00%	—
2020 and thereafter	0.00%	141,000
		205,191,000
Repurchase agreements
Municipal and commercial customers	0.20% - 1.89%	74,725,000
		$279,916,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS-determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2015, 2014, and 2013. The expense related to the 401(k) plan was $462,000, $454,000, and $414,000 in 2015, 2014, and 2013, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $312,000 in 2015, $722,000 in 2014, and $309,000 in 2013. As of December 31, 2015 and 2014, the accrued liability of these plans was $3,088,000 and $2,999,000, respectively, and is recorded in other liabilities.

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

The First Bancorp - 2015 Form 10-K - Page 88

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
The following table sets forth the accumulated postretirement benefit obligation and funded status:

At December 31,	2015	2014	2013
Change in benefit obligations
Benefit obligation at beginning of year:	$1,928,000	$1,479,000	$1,954,000
Service cost	—	—	21,000
Interest cost	80,000	71,000	86,000
Benefits paid	(102,000)	(100,000)	(107,000)
Actuarial (gain) loss	61,000	478,000	(475,000)
Benefit obligation at end of year:	$1,967,000	$1,928,000	$1,479,000
Funded status
Benefit obligation at end of year	$(1,967,000)	$(1,928,000)	$(1,479,000)
Unamortized (gain) loss	240,000	192,000	(289,000)
Unrecognized transition obligation	—	—	—
Accrued benefit cost	$(1,727,000)	$(1,736,000)	$(1,768,000)
Weighted average discount rate as of December 31	4.25%	4.25%	5.00%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2015	2014	2013
Components of net periodic benefit cost
Service cost	$—	$—	$21,000
Interest cost	80,000	71,000	86,000
Amortization of unrecognized transition obligation	—	—	5,000
Amortization of gain	—	(12,000)	—
Other settlement expense	12,000	10,000	—
Net periodic benefit cost	$92,000	$69,000	$112,000
Weighted average discount rate for net periodic cost	4.25%	5.00%	4.50%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2016 is $121,000. For years ending 2017 through 2020, the estimated amount of benefits to be paid is $122,000, $122,000, $122,000 and $122,000, respectively, and the total estimated amount of benefits to be paid for years ended 2021 through 2025 is $621,000. Plan expense for 2016 is estimated to be $85,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2015	2014	Portion to Be Recognized in Income in 2016
Unamortized net actuarial loss	$(240,000)	$(192,000)
Deferred tax benefit at 35%	84,000	67,000	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(156,000)	$(125,000)	$—

The First Bancorp - 2015 Form 10-K - Page 89

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

For the years ended December 31,	2015	2014	2013
Balance at beginning of year	$2,522,000	$(6,591,000)	$7,940,000
Unrealized gains (losses) arising during the period	(754,000)	15,175,000	(21,268,000)
Realized gains during the period	(1,399,000)	(1,155,000)	(1,087,000)
Related deferred taxes	754,000	(4,907,000)	7,824,000
Net change	(1,399,000)	9,113,000	(14,531,000)
Balance at end of year	$1,123,000	$2,522,000	$(6,591,000)

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013.

For the years ended December 31,	2015	2014	2013
Balance at beginning of period	$(48,000)	$—	$—
Net unrealized losses transferred during the period	—	(23,000)	—
Amortization of net unrealized losses	(98,000)	(51,000)	—
Related deferred taxes	34,000	26,000	—
Net change	(64,000)	(48,000)	—
Balance at end of period	$(112,000)	$(48,000)	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013:

For the years ended December 31,	2015	2014	2013
Unrecognized postretirement benefits at beginning of period	$(125,000)	$188,000	$(123,000)
Amortization of unrecognized transition obligation	—	—	5,000
Change in unamortized net actuarial gain (loss)	(48,000)	(481,000)	475,000
Related deferred taxes	17,000	168,000	(169,000)
Unrecognized postretirement benefits at end of period	$(156,000)	$(125,000)	$188,000

The reclassification of unrecognized transition obligation and accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income (loss).

The First Bancorp - 2015 Form 10-K - Page 90

Note 14. Preferred and Common Stock

Preferred Stock

On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). The CPP Shares qualified as Tier 1 capital on the Company's books for regulatory purposes and ranked senior to the Company's common stock and senior or at an equal level in the Company's capital structure to any other shares of preferred stock the Company may issue in the future. In three separate transactions in 2012 and 2013, the Company repurchased all of the CPP Shares from the Treasury.
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
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise of the Warrants and the strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares issuable under the Warrants now stands at 226,819 with a strike price of $16.53 per share.

Common Stock

The Company has reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2015, 562,224 shares had been issued pursuant to these plans, leaving 137,776 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 13,787 shares in 2015, 14,638 shares in 2014, and 11,385 shares in 2013.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2015, 236,943 shares have been issued, leaving 363,057 shares for future use. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 11,668 shares in 2015, 12,686 shares in 2014, and 12,008 shares in 2013.
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Issuance of common stock for plans totaled $465,000, $457,000 and $324,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The First Bancorp - 2015 Form 10-K - Page 91

As of December 31, 2015, 86,863 shares of restricted stock had been granted under the 2010 Plan, of which 67,171 shares remain restricted as of December 31, 2015 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2011	5.0	5,500	0.1
2012	4.0	2,704	0.2
2012	5.0	7,996	1.2
2013	3.0	3,808	0.1
2013	5.0	14,776	2.1
2014	2.0	7,786	0.1
2014	5.0	10,422	3.1
2015	1.0	2,156	0.1
2015	5.0	12,023	4.1
		67,171	1.9

The compensation cost related to these restricted stock grants was $1,089,000 and will be recognized over the vesting terms of each grant. In 2015, $296,000 of expense was recognized for these restricted shares, leaving $345,000 in unrecognized expense as of December 31, 2015. In 2014, $431,000 of expense was recognized for restricted shares, leaving $412,000 in unrecognized expense as of December 31, 2014.
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
The Company applies the fair value recognition provisions of FASB ASC Topic 718, "Compensation – Stock Compensation", to stock-based employee compensation. As of December 31, 2015, all outstanding options were fully vested and all compensation cost for options had been recognized. A summary of the status of outstanding stock options as of December 31, 2015 and changes during the year then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	42,000	$18.00
Granted in 2015	—	—
Exercised in 2015	—	—		—
Expired unexercised in 2015	42,000	18.00
Outstanding at December 31, 2015	—	$—	—	—
Exercisable at December 31, 2015	—	$—	—	—

The First Bancorp - 2015 Form 10-K - Page 92

Note 16. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2015
Net income as reported	$16,206,000
Basic EPS: Income available to common shareholders	16,206,000	10,674,755	$1.52
Effect of dilutive securities: restricted stock and warrants		90,114
Diluted EPS: Income available to common shareholders plus assumed conversions	$16,206,000	10,764,869	$1.51
For the year ended December 31, 2014
Net income as reported	$14,709,000
Basic EPS: Income available to common shareholders	14,709,000	10,638,527	$1.38
Effect of dilutive securities: restricted stock and warrants		72,337
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,709,000	10,710,864	$1.37
For the year ended December 31, 2013
Net income as reported	$12,965,000
Less dividends and amortization of premium on preferred stock	384,000
Basic EPS: Income available to common shareholders	12,581,000	10,469,446	$1.20
Effect of dilutive securities: restricted stock and warrants		51,609
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,581,000	10,521,055	$1.20

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
The following table presents the number of options and warrants outstanding as of December 31, 2015, 2014 and 2013 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2015
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

The First Bancorp - 2015 Form 10-K - Page 93

Note 17. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2016 will be 2016 earnings plus retained earnings of $12,738,000 from 2015 and 2014.
The payment of dividends by the Company is also affected by various regulatory requirements and policies, such as the requirements to maintain adequate capital. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), that authority may require, after notice and hearing, that such bank cease and desist from that practice. The Federal Reserve Bank and the Comptroller of the Currency have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Bank, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The Company met each of the well-capitalized ratio guidelines at December 31, 2015.
As of December 31, 2015, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2015 Form 10-K - Page 94

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2015
Tier 2 capital to	$144,255,000	$74,316,000	$92,895,000
risk-weighted assets	15.53%	8.00%	10.00%
Tier 1 capital to	$134,239,000	$55,737,000	$74,316,000
risk-weighted assets	14.45%	6.00%	8.00%
Common equity Tier 1 capital to	$134,239,000	$41,803,000	$60,382,000
risk-weighted assets	14.45%	4.50%	6.50%
Tier 1 capital to	$134,239,000	$60,885,000	$76,106,000
average assets	8.82%	4.00%	5.00%
As of December 31, 2014
Tier 2 capital to	$137,818,000	$68,524,000	$85,655,000
risk-weighted assets	16.09%	8.00%	10.00%
Tier 1 capital to	$127,374,000	$34,262,000	$51,393,000
risk-weighted assets	14.87%	4.00%	6.00%
Tier 1 capital to	$127,374,000	$58,086,000	$72,607,000
average assets	8.77%	4.00%	5.00%

The First Bancorp - 2015 Form 10-K - Page 95

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2015
Tier 2 capital to	$146,653,000	$74,357,000	n/a
risk-weighted assets	15.78%	8.00%	n/a
Tier 1 capital to	$136,637,000	$55,767,000	n/a
risk-weighted assets	14.70%	6.00%	n/a
Common equity Tier 1 capital to	$136,637,000	$41,826,000	n/a
risk-weighted assets	14.70%	4.50%	n/a
Tier 1 capital to	$136,637,000	$62,022,000	n/a
average assets	8.81%	4.00%	n/a
As of December 31, 2014
Tier 2 capital to	$139,414,000	$68,532,000	n/a
risk-weighted assets	16.27%	8.00%	n/a
Tier 1 capital to	$128,970,000	$34,266,000	n/a
risk-weighted assets	15.06%	4.00%	n/a
Tier 1 capital to	$128,970,000	$58,066,000	n/a
average assets	8.88%	4.00%	n/a

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2015, 2014 or 2013.
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

The First Bancorp - 2015 Form 10-K - Page 96

At December 31, 2015 and 2014, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2015	2014
Unused lines, collateralized by residential real estate	$69,244,000	$65,264,000
Other unused commitments	49,833,000	49,608,000
Standby letters of credit	4,098,000	4,480,000
Commitments to extend credit	10,374,000	13,593,000
Total	$133,549,000	$132,945,000

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

Note 19. Fair Value Disclosures

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company's quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.
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

The First Bancorp - 2015 Form 10-K - Page 97

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

The First Bancorp - 2015 Form 10-K - Page 98

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and 2014.

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$195,110,000	$—	$195,110,000
State and political subdivisions	—	24,506,000	—	24,506,000
Other equity securities	—	3,423,000	—	3,423,000
Total assets	$—	$223,039,000	$—	$223,039,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$151,855,000	$—	$151,855,000
State and political subdivisions	—	30,855,000	—	30,855,000
Other equity securities	—	2,551,000	—	2,551,000
Total assets	$—	$185,261,000	$—	$185,261,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table presents assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $162,000 and $654,000 at December 2015 and 2014, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $292,000 and $1,074,000 at December 31, 2015 and 2014, respectively.

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,532,000	$—	$1,532,000
Impaired loans	—	699,000	—	699,000
Total assets	$—	$2,231,000	$—	$2,231,000

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$3,785,000	$—	$3,785,000
Impaired loans	—	1,909,000	—	1,909,000
Total assets	$—	$5,694,000	$—	$5,694,000

The First Bancorp - 2015 Form 10-K - Page 99

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
The carrying amounts and estimated fair values for financial instruments as of December 31, 2015 were as follows:

	Carrying	Estimated
As of December 31, 2015	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,299,000	$14,299,000	$14,299,000	$—	$—
Interest-bearing deposits in other banks	4,013,000	4,013,000	4,013,000	—	—
Securities available for sale	223,039,000	223,039,000	—	223,039,000	—
Securities to be held to maturity	240,023,000	243,123,000	—	243,123,000	—
Restricted equity securities	14,257,000	14,257,000	—	14,257,000	—
Loans held for sale	349,000	349,000	—	349,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	265,616,000	262,763,000	—	—	262,763,000
Construction	24,166,000	23,906,000	—	—	23,906,000
Other	126,551,000	126,141,000	—	—	126,141,000
Municipal	19,730,000	20,331,000	—	—	20,331,000
Residential
Term	401,315,000	405,315,000	—	—	405,315,000
Construction	8,421,000	8,379,000	—	—	8,379,000
Home equity line of credit	109,101,000	108,118,000	—	699,000	107,419,000
Consumer	23,822,000	23,754,000	—	—	23,754,000
Total loans	978,722,000	978,707,000	—	699,000	978,008,000
Mortgage servicing rights	1,093,000	1,915,000	—	1,915,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$130,566,000	$125,651,000	$—	$125,651,000	$—
NOW deposits	242,638,000	224,627,000	—	224,627,000	—
Money market deposits	92,994,000	82,050,000	—	82,050,000	—
Savings deposits	206,009,000	181,010,000	—	181,010,000	—
Local certificates of deposit	201,420,000	201,013,000	—	201,013,000	—
National certificates of deposit	169,562,000	169,617,000	—	169,617,000	—
Total deposits	1,043,189,000	983,968,000	—	983,968,000	—
Repurchase agreements	87,103,000	82,168,000	—	82,168,000	—
Federal Home Loan Bank advances	250,354,000	250,027,000	—	250,027,000	—
Total borrowed funds	337,457,000	332,195,000	—	332,195,000	—
Accrued interest payable	435,000	435,000	—	435,000	—

The First Bancorp - 2015 Form 10-K - Page 100

The carrying amounts and estimated fair values for financial instruments as of December 31, 2014 were as follows:

	Carrying	Estimated
As of December 31, 2014	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,057,000	$13,057,000	$13,057,000	$—	$—
Interest-bearing deposits in other banks	3,559,000	3,559,000	3,559,000	—	—
Securities available for sale	185,261,000	185,261,000	—	185,261,000	—
Securities to be held to maturity	275,919,000	279,704,000	—	279,704,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	—	—	—	—	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,104,000	236,368,000	—	431,000	235,937,000
Construction	29,951,000	29,733,000	—	—	29,733,000
Other	102,738,000	102,858,000	—	—	102,858,000
Municipal	20,406,000	20,833,000	—	—	20,833,000
Residential
Term	382,620,000	389,200,000	—	990,000	388,210,000
Construction	12,136,000	12,123,000	—	—	12,123,000
Home equity line of credit	102,258,000	101,733,000	—	488,000	101,245,000
Consumer	19,007,000	19,207,000	—	—	19,207,000
Total loans	907,220,000	912,055,000	—	1,909,000	910,146,000
Mortgage servicing rights	1,086,000	2,088,000	—	2,088,000	—
Accrued interest receivable	4,748,000	4,748,000	—	4,748,000	—
Financial liabilities
Demand deposits	$113,133,000	$109,973,000	$—	$109,973,000	$—
NOW deposits	199,977,000	186,490,000	—	186,490,000	—
Money market deposits	98,607,000	83,837,000	—	83,837,000	—
Savings deposits	165,601,000	146,936,000	—	146,936,000	—
Local certificates of deposit	205,072,000	205,360,000	—	205,360,000	—
National certificates of deposit	242,429,000	242,824,000	—	242,824,000	—
Total deposits	1,024,819,000	975,420,000	—	975,420,000	—
Repurchase agreements	74,725,000	70,783,000	—	70,783,000	—
Federal Home Loan Bank advances	205,191,000	208,259,000	—	208,259,000	—
Total borrowed funds	279,916,000	279,042,000	—	279,042,000	—
Accrued interest payable	521,000	521,000	—	521,000	—

The First Bancorp - 2015 Form 10-K - Page 101

Note 20. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2015	2014	2013
Other operating income
ATM and debit card income	$2,714,000	$2,630,000	$2,440,000
Other operating expense
Advertising and marketing expense	$1,178,000	$1,022,000	$1,117,000
Accounting and auditing expenses	797,000	746,000	674,000
Collections/foreclosures/ other real estate owned expense	432,000	657,000	878,000
ATM and interchange expense	814,000	760,000	778,000
Legal fees and expenses	369,000	769,000	482,000
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

The First Bancorp - 2015 Form 10-K - Page 102

Note 23. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2015	2014
Assets
Cash and cash equivalents	$1,431,000	$522,000
Dividends receivable	2,500,000	2,500,000
Investments	509,000	528,000
Investment in subsidiary	137,433,000	132,399,000
Premises and equipment	12,000	24,000
Goodwill	27,559,000	27,559,000
Other assets	438,000	302,000
Total assets	$169,882,000	$163,834,000
Liabilities and shareholders' equity
Dividends payable	$2,366,000	$2,252,000
Other liabilities	18,000	28,000
Total liabilities	2,384,000	2,280,000
Shareholders' equity
Common stock	108,000	107,000
Additional paid-in capital	59,862,000	59,282,000
Retained earnings	107,500,000	102,125,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	28,000	40,000
Total accumulated other comprehensive income	28,000	40,000
Total shareholders' equity	167,498,000	161,554,000
Total liabilities and shareholders' equity	$169,882,000	$163,834,000

The First Bancorp - 2015 Form 10-K - Page 103

Statements of Income

For the years ended December 31,	2015	2014	2013
Interest and dividends on investments	$18,000	$15,000	$10,000
Net securities gains	—	38,000	—
Total income	18,000	53,000	10,000
Occupancy expense	12,000	12,000	11,000
Other operating expense	488,000	604,000	362,000
Total expense	500,000	616,000	373,000
Loss before income taxes and Bank earnings	(482,000)	(563,000)	(363,000)
Applicable income taxes	(172,000)	(200,000)	(128,000)
Loss before Bank earnings	(310,000)	(363,000)	(235,000)
Equity in earnings of Bank
Remitted	10,000,000	8,850,000	7,096,000
Unremitted	6,516,000	6,222,000	6,104,000
Net income	$16,206,000	$14,709,000	$12,965,000

Statements of Cash Flows

For the years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$16,206,000	$14,709,000	$12,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,000	9,000	11,000
Equity compensation expense	296,000	431,000	214,000
Gain on sale of investment	—	(38,000)	—
Increase in other assets	(135,000)	(98,000)	(132,000)
(Increase) decrease in dividend receivable	(50,000)	(1,050,000)	400,000
Increase in other liabilities	160,000	105,000	258,000
Unremitted earnings of Bank	(6,516,000)	(6,222,000)	(6,104,000)
Net cash provided by operating activities	9,973,000	7,846,000	7,612,000
Cash flows from investing activities:
Capital expenditures	—	(1,000)	—
Net cash used in investing activities	—	(1,000)	—
Cash flows from financing activities:
Payment to repurchase preferred stock	—	—	(12,500,000)
Purchase of common stock	(180,000)	—	—
Proceeds from sale of common stock	465,000	457,000	11,973,000
Dividends paid	(9,349,000)	(8,893,000)	(8,657,000)
Net cash used in financing activities	(9,064,000)	(8,436,000)	(9,184,000)
Net increase (decrease) in cash and cash equivalents	909,000	(591,000)	(1,572,000)
Cash and cash equivalents at beginning of year	522,000	1,113,000	2,685,000
Cash and cash equivalents at end of year	$1,431,000	$522,000	$1,113,000

The First Bancorp - 2015 Form 10-K - Page 104

Note 24. New Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit entities to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this Update are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The ASU did not have a material effect on the Company's consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU will not have a material effect on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key inform

The First Bancorp - 2015 Form 10-K - Page 105

ation about leasing arrangements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management is reviewing the guidance in the ASU to determine whether it will have a material effect on the Company’s consolidated financial statements.

The First Bancorp - 2015 Form 10-K - Page 106

Note 25. Quarterly Information
The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2014Q1	2014Q2	2014Q3	2014Q4	2015Q1	2015Q2	2015Q3	2015Q4
Balance Sheets
Cash and cash equivalents	$13,894	$20,416	$17,167	$13,057	$13,855	$16,481	$19,169	$14,299
Interest-bearing deposits in other banks	2,935	272	773	3,559	336	24,565	301	4,013
Investments	488,553	502,015	472,660	461,180	418,772	463,064	461,255	463,062
Restricted equity securities	13,912	13,912	13,912	13,912	13,912	13,912	13,912	14,257
Net loans and loans held for sale	857,315	880,492	896,857	907,220	928,973	953,201	953,674	979,071
Other assets	89,508	86,973	87,268	83,203	82,984	82,117	91,361	90,108
Total assets	$1,466,117	$1,504,080	$1,488,637	$1,482,131	$1,458,832	$1,553,340	$1,539,672	$1,564,810
Deposits	$1,045,970	$1,033,436	$1,055,322	$1,024,819	$966,825	$1,096,323	$1,058,365	$1,043,189
Borrowed funds	253,519	298,520	258,636	279,916	312,576	278,013	297,369	337,457
Other liabilities	14,212	14,675	15,489	15,842	15,915	15,195	16,797	16,666
Shareholders' equity	152,416	157,449	159,190	161,554	163,516	163,809	167,141	167,498
Total liabilities & equity	$1,466,117	$1,504,080	$1,488,637	$1,482,131	$1,458,832	$1,553,340	$1,539,672	$1,564,810
Income and Comprehensive Income Statements
Interest income	$12,623	$12,740	$12,869	$12,790	$12,365	$12,574	$12,833	$13,038
Interest expense	2,912	2,905	2,865	2,743	2,663	2,496	2,322	2,393
Net interest income	9,711	9,835	10,004	10,047	9,702	10,078	10,511	10,645
Provision for loan losses	400	100	350	300	500	400	200	450
Net interest income after provision for loan losses	9,311	9,735	9,654	9,747	9,202	9,678	10,311	10,195
Non-interest income	2,332	2,458	3,656	2,602	3,658	2,834	2,975	2,763
Non-interest expense	7,252	7,291	7,802	7,875	7,265	6,980	7,707	7,944
Income before taxes	4,391	4,902	5,508	4,474	5,595	5,532	5,579	5,014
Income taxes	963	1,155	1,400	1,048	1,420	1,458	1,391	1,245
Net income	$3,428	$3,747	$4,108	$3,426	$4,175	$4,074	$4,188	$3,769
Basic earnings per share	$0.32	$0.35	$0.39	$0.32	$0.39	$0.38	$0.39	$0.36
Diluted earnings per share	$0.32	$0.35	$0.38	$0.32	$0.39	$0.38	$0.39	$0.35
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$4,824	$3,313	$(319)	$1,295	$57	$(1,591)	$1,330	$(1,195)
Net unrealized loss on securities transfered from available for sale to held to maturity	—	—	(28)	(20)	(19)	(17)	(15)	(13)
Unrecognized loss on postretirement benefit costs	—	—	—	(313)	—	—	—	(31)
Other comprehensive income (loss)	$4,824	$3,313	$(347)	$962	$38	$(1,608)	$1,315	$(1,239)
Comprehensive income	$8,252	$7,060	$3,761	$4,388	$4,213	$2,466	$5,503	$2,530

The First Bancorp - 2015 Form 10-K - Page 107

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We have also audited The First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 11, 2016

The First Bancorp - 2015 Form 10-K - Page 108

THIS PAGE INTENTIONALLY LEFT BLANK

The First Bancorp - 2015 Form 10-K - Page 109

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2015. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim                                                                                       /s/ F. Stephen Ward
Tony C. McKim, President and Director                       F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)                                                                           (Principal Financial Officer, Principal Accounting Officer)
March 11, 2016                                                                                                                March 11, 2016

The First Bancorp - 2015 Form 10-K - Page 110

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016 and is incorporated herein by reference.

The First Bancorp - 2015 Form 10-K - Page 111

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
Exhibit 10.1 Employee Stock Purchase Plan, as referenced in the Company's Form S-8 filed on January 28, 2016.
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
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

The First Bancorp - 2015 Form 10-K - Page 112

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

The First Bancorp - 2015 Form 10-K - Page 113

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ F. STEPHEN WARD
Tony C. McKim, President and Director	F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 11, 2016	March 11, 2016

/s/ DAVID B. SOULE, JR.	/s/ KATHERINE M. BOYD
David B. Soule, Jr., Director and Chairman of the Board	Katherine M. Boyd, Director
March 11, 2016	March 11, 2016

/s/ ROBERT B. GREGORY	/s/ RENEE W. KELLY
Robert B. Gregory, Director	Renee W. Kelly, Director
March 11, 2016	March 11, 2016

/s/CORNELIUS J. RUSSELL	/s/ MARK N. ROSBOROUGH
Cornelius J. Russell, Director	Mark N. Rosborough, Director
March 11, 2016	March 11, 2016

/s/ STUART G. SMITH	/s/ BRUCE A. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 11, 2016	March 11, 2016

The First Bancorp - 2015 Form 10-K - Page 114