Form 10-Q
period 2016-03-31
First Bancorp, Inc /ME/
filed 2016-05-06
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 2, 2016
Common Stock: 10,776,377 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 19
Note 5 – Stock Options and Stock-Based Compensation	Page 26
Note 6 – Preferred and Common Stock	Page 27
Note 7 – Earnings Per Share	Page 28
Note 8 – Employee Benefit Plans	Page 28
Note 9 - Other Comprehensive Income (Loss)	Page 30
Note 10 – Mortgage Servicing Rights	Page 31
Note 11 – Income Taxes	Page 31
Note 12 - Certificates of Deposit	Page 31
Note 13 – Reclassifications	Page 31
Note 14 – Fair Value Disclosures	Page 32
Note 15 – Impact of Recently Issued Accounting Standards	Page 37
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 38
Forward-Looking Statements	Page 38
Critical Accounting Policies	Page 38
Use of Non-GAAP Financial Measures	Page 39
Executive Summary	Page 40
Net Interest Income	Page 41
Average Daily Balance Sheets	Page 43
Non-Interest Income	Page 44
Non-Interest Expense	Page 44
Income Taxes	Page 44
Investments	Page 44
Impaired Securities	Page 46
Federal Home Loan Bank Stock	Page 48
Loans and Loans Held for Sale	Page 48
Credit Risk Management and Allowance for Loan Losses	Page 50
Non-Performing Loans and Troubled Debt Restructured	Page 53
Impaired Loans	Page 56
Past Due Loans	Page 56
Potential Problem Loans and Loans in Process of Foreclosure	Page 56
Other Real Estate Owned	Page 57
Liquidity Management	Page 58
Deposits	Page 59
Borrowed Funds	Page 59
Shareholders' Equity	Page 59

Part I. Financial Information

Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the three months ended March 31,
except for per share amounts	2016	2015
Summary of Operations
Interest Income	$13,276	$12,365
Interest Expense	2,547	2,663
Net Interest Income	10,729	9,702
Provision for Loan Losses	375	500
Non-Interest Income	2,964	3,658
Non-Interest Expense	7,200	7,265
Net Income	4,503	4,175
Per Common Share Data
Basic Earnings per Share	$0.42	$0.39
Diluted Earnings per Share	0.42	0.39
Cash Dividends Declared	0.22	0.21
Book Value per Common Share	15.92	15.23
Tangible Book Value per Common Share[2]	13.13	12.43
Market Value	19.51	17.45
Financial Ratios
Return on Average Equity[1]	10.56%	10.32%
Return on Average Tangible Common Equity[1,2]	12.80%	12.63%
Return on Average Assets[1]	1.15%	1.16%
Average Equity to Average Assets	10.92%	11.26%
Average Tangible Equity to Average Assets[2]	9.00%	9.19%
Net Interest Margin Tax-Equivalent[1,2]	3.13%	3.10%
Dividend Payout Ratio	52.38%	53.85%
Allowance for Loan Losses/Total Loans	1.02%	1.09%
Non-Performing Loans to Total Loans	0.67%	1.10%
Non-Performing Assets to Total Assets	0.53%	0.91%
Efficiency Ratio[2]	51.45%	56.79%
At Period End
Total Assets	$1,574,681	$1,458,832
Total Loans	1,004,942	939,169
Total Investment Securities	467,211	432,684
Total Deposits	1,109,441	966,825
Total Shareholders' Equity	171,545	163,516
1Annualized using a 366-day basis for 2016 and a 365-day basis for 2015.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and information.

Item 1 – Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The First Bancorp, Inc.

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of March 31, 2016 and 2015 and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
May 6, 2016

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Cash and cash equivalents	$14,533,000	$14,299,000	$13,855,000
Interest bearing deposits in other banks	6,372,000	4,013,000	336,000
Securities available for sale	216,725,000	223,039,000	156,317,000
Securities to be held to maturity (fair value of $243,337,000 at March 31, 2016, $243,123,000 at December 31, 2015 and $267,247,000 at March 31, 2015)	236,611,000	240,023,000	262,455,000
Restricted equity securities, at cost	13,875,000	14,257,000	13,912,000
Loans held for sale	224,000	349,000	—
Loans	1,004,942,000	988,638,000	939,169,000
Less allowance for loan losses	10,219,000	9,916,000	10,196,000
Net loans	994,723,000	978,722,000	928,973,000
Accrued interest receivable	6,271,000	4,912,000	5,724,000
Premises and equipment, net	21,392,000	21,816,000	22,270,000
Other real estate owned	1,592,000	1,532,000	2,899,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	32,558,000	32,043,000	22,286,000
Total assets	$1,574,681,000	$1,564,810,000	$1,458,832,000
Liabilities
Demand deposits	$116,756,000	$130,566,000	$100,939,000
NOW deposits	240,112,000	242,638,000	199,099,000
Money market deposits	74,643,000	92,994,000	101,292,000
Savings deposits	205,218,000	206,009,000	167,338,000
Certificates of deposit	472,712,000	370,982,000	398,157,000
Total deposits	1,109,441,000	1,043,189,000	966,825,000
Borrowed funds – short term	151,399,000	222,323,000	167,437,000
Borrowed funds – long term	125,132,000	115,134,000	145,139,000
Other liabilities	17,164,000	16,666,000	15,915,000
Total liabilities	1,403,136,000	1,397,312,000	1,295,316,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	107,000
Additional paid-in capital	60,064,000	59,862,000	59,286,000
Retained earnings	108,677,000	106,673,000	101,736,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	2,975,000	1,123,000	2,579,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(123,000)	(112,000)	(67,000)
Net unrealized loss on postretirement benefit costs	(156,000)	(156,000)	(125,000)
Total shareholders' equity	171,545,000	167,498,000	163,516,000
Total liabilities & shareholders' equity	$1,574,681,000	$1,564,810,000	$1,458,832,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,775,307	10,753,855	10,734,419
Book value per common share	$15.92	$15.58	$15.23
Tangible book value per common share	$13.13	$12.78	$12.43
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended March 31,
	2016	2015
Interest income
Interest and fees on loans (includes tax-exempt income of $148,000 for March 31, 2016 and $141,000 for March 31, 2015)	$9,734,000	$8,855,000
Interest on deposits with other banks	3,000	5,000
Interest and dividends on investments (includes tax-exempt income of $1,237,000 for March 31, 2016 and $1,312,000 for March 31, 2015)	3,539,000	3,505,000
Total interest income	13,276,000	12,365,000
Interest expense
Interest on deposits	1,353,000	1,443,000
Interest on borrowed funds	1,194,000	1,220,000
Total interest expense	2,547,000	2,663,000
Net interest income	10,729,000	9,702,000
Provision for loan losses	375,000	500,000
Net interest income after provision for loan losses	10,354,000	9,202,000
Non-interest income
Investment management and fiduciary income	563,000	541,000
Service charges on deposit accounts	574,000	579,000
Net securities gains	536,000	1,395,000
Mortgage origination and servicing income, net of amortization	129,000	197,000
Other operating income	1,162,000	946,000
Total non-interest income	2,964,000	3,658,000
Non-interest expense
Salaries and employee benefits	3,598,000	3,720,000
Occupancy expense	578,000	645,000
Furniture and equipment expense	796,000	770,000
FDIC insurance premiums	214,000	230,000
Amortization of identified intangibles	11,000	25,000
Other operating expense	2,003,000	1,875,000
Total non-interest expense	7,200,000	7,265,000
Income before income taxes	6,118,000	5,595,000
Income tax expense	1,615,000	1,420,000
NET INCOME	$4,503,000	$4,175,000
Basic earnings per common share	$0.42	$0.39
Diluted earnings per common share	$0.42	$0.39
Other comprehensive income (loss) net of tax
Net unrealized gain on securities available for sale	1,852,000	57,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(11,000)	(19,000)
Other comprehensive income	1,841,000	38,000
Comprehensive income	$6,344,000	$4,213,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	4,175,000	—	4,175,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	57,000	57,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(19,000)	(19,000)
Comprehensive income	—	—	4,175,000	38,000	4,213,000
Cash dividends declared ($0.21 per share)	—	—	(2,255,000)	—	(2,255,000)
Equity compensation expense	—	74,000	—	—	74,000
Payment to repurchase common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	13,650	—	—	—	—
Proceeds from sale of common stock	6,548	110,000	—	—	110,000
Balance at March 31, 2015	10,734,419	$59,393,000	$101,736,000	$2,387,000	$163,516,000

Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	4,503,000	—	4,503,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,852,000	1,852,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(11,000)	(11,000)
Comprehensive income	—	—	4,503,000	1,841,000	6,344,000
Cash dividends declared ($0.22 per share)	—	—	(2,370,000)	—	(2,370,000)
Equity compensation expense	—	49,000	—	—	49,000
Payment for repurchase of common stock	(6,936)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	6,541	121,000	—	—	121,000
Balance at March 31, 2016	10,775,307	$60,172,000	$108,677,000	$2,696,000	$171,545,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$4,503,000	$4,175,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	432,000	425,000
Change in deferred taxes	(111,000)	88,000
Provision for loan losses	375,000	500,000
Loans originated for resale	(4,560,000)	(5,489,000)
Proceeds from sales and transfers of loans	4,799,000	5,599,000
Net gain on sales of loans	(114,000)	(110,000)
Net gain on sale or call of securities	(536,000)	(1,395,000)
Net amortization of premiums on investments	619,000	159,000
Net gain on sale of other real estate owned	(7,000)	(43,000)
Equity compensation expense	49,000	74,000
Tax benefit from vesting of restricted stock	32,000	—
Net increase in other assets and accrued interest	(1,944,000)	(1,301,000)
Net increase (decrease) in other liabilities	(388,000)	129,000
Amortization of investment in limited partnership	49,000	66,000
Net acquisition amortization	11,000	25,000
Net cash provided by operating activities	3,209,000	2,902,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(2,359,000)	3,223,000
Proceeds from sales of securities available for sale	8,868,000	35,465,000
Proceeds from maturities, payments and calls of securities available for sale	8,852,000	5,991,000
Proceeds from maturities, payments and calls of securities to be held to maturity	6,228,000	18,875,000
Proceeds from sales of other real estate owned	201,000	1,309,000
Purchases of securities available for sale	(8,672,000)	(11,255,000)
Purchases of securities to be held to maturity	(2,785,000)	(5,344,000)
Redemption of restricted equity securities	382,000	—
Net increase in loans	(16,630,000)	(22,633,000)
Capital expenditures	(8,000)	(76,000)
Net cash provided (used) by investing activities	(5,923,000)	25,555,000
Cash flows from financing activities
Net decrease in demand, savings, and money market accounts	(35,478,000)	(8,650,000)
Net increase (decrease) in certificates of deposit	101,730,000	(49,344,000)
Net decrease in short-term borrowings	(70,926,000)	(22,340,000)
Advances on long-term borrowings	10,000,000	55,000,000
Payment to repurchase common stock	(129,000)	(180,000)
Proceeds from sale of common stock	121,000	110,000
Dividends paid	(2,370,000)	(2,255,000)
Net cash provided (used) by financing activities	2,948,000	(27,659,000)
Net increase in cash and cash equivalents	234,000	798,000
Cash and cash equivalents at beginning of period	14,299,000	13,057,000
Cash and cash equivalents at end of period	$14,533,000	$13,855,000
Interest paid	$2,487,000	$2,621,000
Income taxes paid	—	—
Non-cash transactions
Net transfer from loans to other real estate owned	$254,000	$380,000

Notes to Consolidated Financial Statements
The First Bancorp, Inc. and Subsidiary

Note 1 – Basis of Presentation
The First Bancorp, Inc. ("the Company") is a financial holding company that owns all of the common stock of First National Bank ("the Bank"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2016 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 2015.
Subsequent Events
Events occurring subsequent to March 31, 2016, have been evaluated as to their potential impact to the financial statements.
Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$190,025,000	$3,837,000	$(205,000)	$193,657,000
State and political subdivisions	18,975,000	948,000	(19,000)	19,904,000
Other equity securities	3,148,000	39,000	(23,000)	3,164,000
	$212,148,000	$4,824,000	$(247,000)	$216,725,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$68,009,000	$37,000	$(107,000)	$67,939,000
Mortgage-backed securities	39,828,000	1,675,000	(35,000)	41,468,000
State and political subdivisions	124,474,000	5,156,000	—	129,630,000
Corporate securities	4,300,000	—	—	4,300,000
	$236,611,000	$6,868,000	$(142,000)	$243,337,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,838,000	$—	$—	$12,838,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,875,000	$—	$—	$13,875,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$194,563,000	$1,509,000	$(962,000)	$195,110,000
State and political subdivisions	23,367,000	1,201,000	(62,000)	24,506,000
Other equity securities	3,381,000	48,000	(6,000)	3,423,000
	$221,311,000	$2,758,000	$(1,030,000)	$223,039,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$71,000,000	$40,000	$(2,284,000)	$68,756,000
Mortgage-backed securities	42,193,000	1,305,000	(136,000)	43,362,000
State and political subdivisions	122,530,000	4,200,000	(25,000)	126,705,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,023,000	$5,545,000	$(2,445,000)	$243,123,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,220,000	$—	$—	$13,220,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,257,000	$—	$—	$14,257,000

The following table summarizes the amortized cost and estimated fair value of investment securities at March 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$124,969,000	$2,790,000	$(142,000)	$127,617,000
State and political subdivisions	24,384,000	1,328,000	(114,000)	25,598,000
Other equity securities	2,997,000	105,000	—	3,102,000
	$152,350,000	$4,223,000	$(256,000)	$156,317,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$82,974,000	$108,000	$(912,000)	$82,170,000
Mortgage-backed securities	53,228,000	2,030,000	(116,000)	55,142,000
State and political subdivisions	125,953,000	3,811,000	(129,000)	129,635,000
Corporate securities	300,000	—	—	300,000
	$262,455,000	$5,949,000	$(1,157,000)	$267,247,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at March 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,599,000	$2,633,000	$1,825,000	$1,847,000
Due in 1 to 5 years	3,321,000	3,390,000	6,709,000	6,925,000
Due in 5 to 10 years	19,222,000	19,946,000	56,874,000	58,932,000
Due after 10 years	183,858,000	187,592,000	171,203,000	175,633,000
Equity securities	3,148,000	3,164,000	—	—
	$212,148,000	$216,725,000	$236,611,000	$243,337,000

The following table summarizes the contractual maturities of investment securities at December 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$527,000	$530,000	$1,814,000	$1,850,000
Due in 1 to 5 years	7,562,000	7,727,000	6,306,000	6,514,000
Due in 5 to 10 years	19,647,000	20,055,000	58,397,000	60,196,000
Due after 10 years	190,194,000	191,304,000	173,506,000	174,563,000
Equity securities	3,381,000	3,423,000	—	—
	$221,311,000	$223,039,000	$240,023,000	$243,123,000

The following table summarizes the contractual maturities of investment securities at March 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,842,000	$2,858,000	$1,873,000	$1,899,000
Due in 1 to 5 years	14,950,000	15,231,000	12,050,000	12,241,000
Due in 5 to 10 years	17,746,000	18,110,000	47,898,000	49,930,000
Due after 10 years	113,815,000	117,016,000	200,634,000	203,177,000
Equity securities	2,997,000	3,102,000	—	—
	$152,350,000	$156,317,000	$262,455,000	$267,247,000
At March 31, 2016, securities with a fair value of $202,296,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $201,879,000 as of December 31, 2015 and $224,133,000 at March 31, 2015, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Proceeds from sales of securities	$8,868,000	$35,465,000
Gross realized gains	536,000	1,395,000
Gross realized losses	—	—
Net gain	$536,000	$1,395,000
Related income taxes	$188,000	$488,000

Management reviews securities with unrealized losses for other than temporary impairment. As of March 31, 2016, there were 34 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 12 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of March 31, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$—	$—	$4,893,000	$(107,000)	$4,893,000	$(107,000)
Mortgage-backed securities	17,125,000	(170,000)	1,866,000	(70,000)	18,991,000	(240,000)
State and political subdivisions	522,000	—	1,417,000	(19,000)	1,939,000	(19,000)
Other equity securities	235,000	(6,000)	106,000	(17,000)	341,000	(23,000)
	$17,882,000	$(176,000)	$8,282,000	$(213,000)	$26,164,000	$(389,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $123,000 at March 31, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2016 and 2015, and December 31, 2015, the Bank's investment in FHLB stock totaled $12,838,000, $12,875,000 and $13,220,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2016. The Bank will continue to monitor its investment in FHLB stock.

Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of March 31, 2016 and 2015 and at December 31, 2015:

	March 31, 2016		December 31, 2015		March 31, 2015
Commercial
Real estate	$279,683,000	27.8%	$269,462,000	27.3%	$242,021,000	25.8%
Construction	20,138,000	2.0%	24,881,000	2.5%	34,683,000	3.7%
Other	133,629,000	13.3%	128,341,000	13.0%	115,455,000	12.3%
Municipal	19,042,000	1.9%	19,751,000	2.0%	26,277,000	2.8%
Residential
Term	405,495,000	40.3%	403,030,000	40.7%	383,869,000	40.8%
Construction	11,754,000	1.2%	8,451,000	0.9%	13,036,000	1.4%
Home equity line of credit	110,249,000	11.0%	110,202,000	11.1%	104,100,000	11.1%
Consumer	24,952,000	2.5%	24,520,000	2.5%	19,728,000	2.1%
Total	$1,004,942,000	100.0%	$988,638,000	100.0%	$939,169,000	100.0%
Loan balances include net deferred loan costs of $4,053,000 as of March 31, 2016, $3,686,000 as of December 31, 2015, and $2,933,000 as of March 31, 2015. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $277,905,000 at March 31, 2016, $279,463,000 at December 31, 2015, and $240,760,000 at March 31, 2015, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $258,369,000 at March 31, 2016, $243,578,000 at December 31, 2015, and $244,170,000 at March 31, 2015, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of March 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$428,000	$376,000	$451,000	$1,255,000	$278,428,000	$279,683,000	$—
Construction	—	—	150,000	150,000	19,988,000	20,138,000	—
Other	323,000	110,000	—	433,000	133,196,000	133,629,000	—
Municipal	—	—	—	—	19,042,000	19,042,000	—
Residential
Term	2,321,000	62,000	2,400,000	4,783,000	400,712,000	405,495,000	411,000
Construction	—	—	—	—	11,754,000	11,754,000	—
Home equity line of credit	718,000	122,000	543,000	1,383,000	108,866,000	110,249,000	—
Consumer	176,000	26,000	41,000	243,000	24,709,000	24,952,000	41,000
Total	$3,966,000	$696,000	$3,585,000	$8,247,000	$996,695,000	$1,004,942,000	$452,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$603,000	$—	$281,000	$884,000	$268,578,000	$269,462,000	$—
Construction	35,000	—	238,000	273,000	24,608,000	24,881,000	—
Other	303,000	—	25,000	328,000	128,013,000	128,341,000	25,000
Municipal	—	—	—	—	19,751,000	19,751,000	—
Residential
Term	450,000	2,098,000	2,639,000	5,187,000	397,843,000	403,030,000	100,000
Construction	368,000	—	—	368,000	8,083,000	8,451,000	—
Home equity line of credit	261,000	255,000	592,000	1,108,000	109,094,000	110,202,000	—
Consumer	102,000	26,000	11,000	139,000	24,381,000	24,520,000	11,000
Total	$2,122,000	$2,379,000	$3,786,000	$8,287,000	$980,351,000	$988,638,000	$136,000
Information on the past-due status of loans by class of financing receivable as of March 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$491,000	$—	$307,000	$798,000	$241,223,000	$242,021,000	$—
Construction	21,000	—	208,000	229,000	34,454,000	34,683,000	—
Other	135,000	2,000	857,000	994,000	114,461,000	115,455,000	—
Municipal	—	—	—	—	26,277,000	26,277,000	—
Residential
Term	3,948,000	1,438,000	2,857,000	8,243,000	375,626,000	383,869,000	100,000
Construction	—	—	—	—	13,036,000	13,036,000	—
Home equity line of credit	488,000	105,000	864,000	1,457,000	102,643,000	104,100,000	—
Consumer	136,000	16,000	85,000	237,000	19,491,000	19,728,000	84,000
Total	$5,219,000	$1,561,000	$5,178,000	$11,958,000	$927,211,000	$939,169,000	$184,000
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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of March 31, 2016 and 2015 and at December 31, 2015 is presented in the following table:

	March 31, 2016	December 31, 2015	March 31, 2015
Commercial
Real estate	$920,000	$915,000	$1,609,000
Construction	180,000	238,000	208,000
Other	69,000	66,000	932,000
Municipal	—	—	—
Residential
Term	4,677,000	5,260,000	6,514,000
Construction	—	—	—
Home equity line of credit	841,000	893,000	1,039,000
Consumer	—	—	25,000
Total	$6,687,000	$7,372,000	$10,327,000
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

A breakdown of impaired loans by class of financing receivable as of and for the three months ended March 31, 2016 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,381,000	$7,712,000	$—	$7,221,000	$79,000
Construction	179,000	238,000	—	80,000	1,000
Other	1,097,000	1,137,000	—	1,121,000	8,000
Municipal	—	—	—	—	—
Residential
Term	10,543,000	11,541,000	—	10,715,000	91,000
Construction	—	—	—	—	—
Home equity line of credit	1,344,000	2,023,000	—	1,353,000	8,000
Consumer	—	—	—	—	—
	$20,544,000	$22,651,000	$—	$20,490,000	$187,000
With an Allowance Recorded
Commercial
Real estate	$3,129,000	$3,213,000	$69,000	$3,399,000	$36,000
Construction	788,000	788,000	96,000	926,000	8,000
Other	88,000	96,000	21,000	80,000	—
Municipal	—	—	—	—	—
Residential
Term	3,997,000	4,265,000	384,000	3,995,000	43,000
Construction	—	—	—	—	—
Home equity line of credit	64,000	65,000	29,000	83,000	1,000
Consumer	—	—	—	—	—
	$8,066,000	$8,427,000	$599,000	$8,483,000	$88,000
Total
Commercial
Real estate	$10,510,000	$10,925,000	$69,000	$10,620,000	$115,000
Construction	967,000	1,026,000	96,000	1,006,000	9,000
Other	1,185,000	1,233,000	21,000	1,201,000	8,000
Municipal	—	—	—	—	—
Residential
Term	14,540,000	15,806,000	384,000	14,710,000	134,000
Construction	—	—	—	—	—
Home equity line of credit	1,408,000	2,088,000	29,000	1,436,000	9,000
Consumer	—	—	—	—	—
	$28,610,000	$31,078,000	$599,000	$28,973,000	$275,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2015 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	81,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	46,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,220,000

A breakdown of impaired loans by class of financing receivable as of and for the three months ended March 31, 2015 is presented in the following table:

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
As of March 31, 2016, the Company had 82 loans with a value of $23,628,000 that have been classified as TDRs. This compares to 84 loans with a value of $23,923,000 and 90 loans with a value of $26,524,000 classified as TDRs as of December 31, 2015 and March 31, 2015, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of March 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	14	$10,133,000	$65,000
Construction	1	788,000	96,000
Other	10	1,116,000	—
Municipal	—	—	—
Residential
Term	53	10,856,000	275,000
Construction	—	—	—
Home equity line of credit	4	735,000	—
Consumer	—	—	—
	82	$23,628,000	$436,000
The following table shows TDRs by class and the specific reserve as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$10,350,000	$85,000
Construction	1	788,000	94,000
Other	11	1,168,000	1,000
Municipal	—	—	—
Residential
Term	53	10,875,000	275,000
Construction	—	—	—
Home equity line of credit	4	742,000	—
Consumer	—	—	—
	84	$23,923,000	$455,000

The following table shows TDRs by class and the specific reserve as of March 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$11,831,000	$133,000
Construction	1	1,172,000	189,000
Other	13	1,789,000	—
Municipal	—	—	—
Residential
Term	54	10,917,000	351,000
Construction	—	—	—
Home equity line of credit	5	815,000	22,000
Consumer	—	—	—
	90	$26,524,000	$695,000

As of March 31, 2016, six of the loans classified as TDRs with a total balance of $890,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$155,000	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	5	735,000	46,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	6	$890,000	$46,000

As of March 31, 2015, eight of the loans classified as TDRs with a total balance of $1,121,000 were more than 30 days past due. None, of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of March 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	7	920,000	—
Construction	—	—	—
Home equity line of credit	1	201,000	22,000
Consumer	—	—	—
	8	$1,121,000	$22,000

For the three months ended March 31, 2016 and 2015, no loans were placed on TDR status.
As of March 31, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,073,000. There were also 12 loans with an outstanding balance of $1,703,000 that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $215,000, that were classified as TDRs, were in the process of foreclosure.

Residential Mortgage Loans in Process of Foreclosure
As of March 31, 2016, there were 14 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,399,000; this compares to 16 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,677,000 as of March 31, 2015.

Note 4. Allowance for Loan Losses
The Company provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. A systematic methodology is used for determining the allowance that includes a quarterly review process, risk rating changes, and adjustments to the allowance. The loan portfolio is classified in eight classes and credit risk is evaluated separately in each class. The appropriate level of the allowance is evaluated continually based on a review of significant loans, with a particular emphasis on nonaccruing, past due, and other loans that may require special attention. Other factors include general conditions in local and national economies; loan portfolio composition and asset quality indicators; and internal factors such as changes in underwriting policies, credit administration practices, experience, ability and depth of lending management, among others. The allowance consists of four elements: (1) specific reserves for loans evaluated individually for impairment; (2) general reserves for each portfolio segment based on historical loan loss experience, (3) qualitative reserves judgmentally adjusted for local and national economic conditions, concentrations, portfolio composition, volume and severity of delinquencies and nonaccrual loans, trends of criticized and classified loans, changes in credit policies and underwriting standards, credit administration practices, and other factors as applicable for each portfolio segment; and (4) unallocated reserves. All outstanding loans are considered in evaluating the appropriateness of the allowance. A breakdown of the allowance for loan losses as of March 31, 2016, December 31, 2015, and March 31, 2015, by class of financing receivable and allowance element, is presented in the following tables:

As of March 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$69,000	$1,236,000	$2,219,000	$—	$3,524,000
Construction	96,000	89,000	160,000	—	345,000
Other	21,000	592,000	1,063,000	—	1,676,000
Municipal	—	—	17,000	—	17,000
Residential
Term	384,000	630,000	460,000	—	1,474,000
Construction	—	19,000	14,000	—	33,000
Home equity line of credit	29,000	502,000	374,000	—	905,000
Consumer	—	413,000	241,000	—	654,000
Unallocated	—	—	—	1,591,000	1,591,000
	$599,000	$3,481,000	$4,548,000	$1,591,000	$10,219,000

As of December 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89,000	$893,000	$2,138,000	$—	$3,120,000
Construction	302,000	82,000	196,000	—	580,000
Other	8,000	425,000	1,019,000	—	1,452,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	613,000	452,000	—	1,391,000
Construction	—	14,000	10,000	—	24,000
Home equity line of credit	29,000	500,000	364,000	—	893,000
Consumer	—	331,000	235,000	—	566,000
Unallocated	—	—	—	1,873,000	1,873,000
	$754,000	$2,858,000	$4,431,000	$1,873,000	$9,916,000

As of March 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$248,000	$1,094,000	$1,775,000	$—	$3,117,000
Construction	396,000	157,000	254,000	—	807,000
Other	347,000	521,000	846,000	—	1,714,000
Municipal	—	—	16,000	—	16,000
Residential
Term	421,000	298,000	389,000	—	1,108,000
Construction	—	10,000	13,000	—	23,000
Home equity line of credit	24,000	716,000	304,000	—	1,044,000
Consumer	—	318,000	208,000	—	526,000
Unallocated	—	—	—	1,841,000	1,841,000
	$1,436,000	$3,114,000	$3,805,000	$1,841,000	$10,196,000
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
The qualitative portion of the allowance for loan losses was 0.45% of related loans as of March 31, 2016 and December 31, 2015. The qualitative portion increased $117,000 between December 31, 2015 and March 31, 2016 due to an increase in loans outstanding.
The unallocated component of the allowance totaled $1,591,000 at March 31, 2016, or 15.6% of the total reserve. This compares to $1,873,000 or 18.9% as of December 31, 2015. Changes in various elements of the allowance caused the period-to-period decrease. Management feels the change in the unalloctaed is consistent with improvement in credit quality and the effect of loan portfolio growth.
The allowance for loan losses as a percent of total loans stood at 1.02% as of March 31, 2016. This compares to 1.00% of total loans as of December 31, 2015 and 1.09% of total loans as of March 31, 2015.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.8% of capital are below the regulatory limit of 100.0% of capital at March 31, 2016. Construction loans and non-owner-occupied commercial real estate loans are at 106.7% of total capital, below the regulatory limit of 300.0% of capital at March 31, 2016.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of March 31, 2016:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$6,000	$—	$990,000	$—	$996,000
2 Above Average	27,586,000	55,000	7,707,000	17,331,000	52,679,000
3 Satisfactory	59,080,000	2,898,000	31,629,000	1,711,000	95,318,000
4 Average	129,432,000	11,926,000	67,550,000	—	208,908,000
5 Watch	34,025,000	5,109,000	20,345,000	—	59,479,000
6 OAEM	9,821,000	—	2,490,000	—	12,311,000
7 Substandard	19,733,000	150,000	2,918,000	—	22,801,000
8 Doubtful	—	—	—	—	—
Total	$279,683,000	$20,138,000	$133,629,000	$19,042,000	$452,492,000

The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of December 31, 2015:

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the three months ended March 31, 2016.

The following table presents allowance for loan losses activity by class for the three months ended March 31, 2016, and allowance for loan loss balances by class and related loan balances by class as of March 31, 2016:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the three months ended March 31, 2016
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Charge offs	—	58,000	—	—	20,000	—	49,000	63,000	—	190,000
Recoveries	—	—	20,000	—	65,000	—	1,000	32,000	—	118,000
Provision (credit)	404,000	(177,000)	204,000	—	38,000	9,000	60,000	119,000	(282,000)	375,000
Ending balance	$3,524,000	$345,000	$1,676,000	$17,000	$1,474,000	$33,000	$905,000	$654,000	$1,591,000	$10,219,000
Allowance for loan losses as of March 31, 2016
Ending balance specifically evaluated for impairment	$69,000	$96,000	$21,000	$—	$384,000	$—	$29,000	$—	$—	$599,000
Ending balance collectively evaluated for impairment	$3,455,000	$249,000	$1,655,000	$17,000	$1,090,000	$33,000	$876,000	$654,000	$1,591,000	$9,620,000
Related loan balances as of March 31, 2016
Ending balance	$279,683,000	$20,138,000	$133,629,000	$19,042,000	$405,495,000	$11,754,000	$110,249,000	$24,952,000	$—	$1,004,942,000
Ending balance specifically evaluated for impairment	$10,510,000	$967,000	$1,185,000	$—	$14,540,000	$—	$1,408,000	$—	$—	$28,610,000
Ending balance collectively evaluated for impairment	$269,173,000	$19,171,000	$132,444,000	$19,042,000	$390,955,000	$11,754,000	$108,841,000	$24,952,000	$—	$976,332,000

The following table presents allowance for loan losses activity by class for the year-ended December 31, 2015 and allowance for loan loss balances by class and related loan balances by class as of December 31, 2015:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the year ended December 31, 2015
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Charge offs	280,000	9,000	732,000	—	420,000	—	582,000	350,000	—	2,373,000
Recoveries	2,000	1,000	88,000	—	152,000	—	31,000	121,000	—	395,000
Provision (credit)	(134,000)	(235,000)	591,000	2,000	474,000	4,000	384,000	253,000	211,000	1,550,000
Ending balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Allowance for loan losses as of December 31, 2015
Ending balance specifically evaluated for impairment	$89,000	$302,000	$8,000	$—	$326,000	$—	$29,000	$—	$—	$754,000
Ending balance collectively evaluated for impairment	$3,031,000	$278,000	$1,444,000	$17,000	$1,065,000	$24,000	$864,000	$566,000	$1,873,000	$9,162,000
Related loan balances as of December 31, 2015
Ending balance	$269,462,000	$24,881,000	$128,341,000	$19,751,000	$403,030,000	$8,451,000	$110,202,000	$24,520,000	$—	$988,638,000
Ending balance specifically evaluated for impairment	$10,717,000	$1,026,000	$1,234,000	$—	$15,088,000	$—	$1,466,000	$—	$—	$29,531,000
Ending balance collectively evaluated for impairment	$258,745,000	$23,855,000	$127,107,000	$19,751,000	$387,942,000	$8,451,000	$108,736,000	$24,520,000	$—	$959,107,000

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

As of March 31, 2016, 108,710 shares of restricted stock had been granted under the 2010 Plan, of which 67,064 shares remain restricted as of March 31, 2016 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2012	5.0	7,996	0.8
2013	5.0	14,776	1.8
2014	5.0	10,422	2.8
2015	5.0	12,023	3.8
2016	1.0	6,832	0.8
2016	5.0	15,015	4.8
		67,064	2.8
The compensation cost related to these restricted stock grants is $1,140,000 and will be recognized over the vesting terms of each grant. In the three months ended March 31, 2016, $49,000 of expense was recognized for these restricted shares, leaving $706,000 in unrecognized expense as of March 31, 2016. In the three months ended March 31, 2015, $74,000 of expense was recognized for restricted shares, leaving $567,000 in unrecognized expense as of March 31, 2015.
The Company established a shareholder-approved stock option plan in 1995 (the "1995 Plan"), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The option price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option's maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from the date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted, and as of January 16, 2015, all options granted under the 2015 plan had been exercised or expired.

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
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise of the warrants and strike price were adjusted at the time of the sale. As a result of this transaction, the number of issuable shares under the Warrants now stands at 226,819 shares with a strike price of $16.53 per share.

Common Stock
On March 28, 2013, the Company consummated a fully underwritten offering for 760,771 shares of the Company's common stock, with net proceeds of $11,649,000. The Company used these proceeds to repurchase the remaining $10,000,000 of CPP Shares on May 8, 2013. Proceeds from sale of common stock totaled $121,000 and $110,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2016 and 2015:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2016
Net income as reported	$4,503,000
Basic EPS: Income available to common shareholders	4,503,000	10,699,440	$0.42
Effect of dilutive securities: restricted stock and warrants		95,672
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,503,000	10,795,112	$0.42
For the three months ended March 31, 2015
Net income as reported	$4,175,000
Basic EPS: Income available to common shareholders	4,175,000	10,665,059	$0.39
Effect of dilutive securities: restricted stock and warrants		66,430
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,175,000	10,731,489	$0.39

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
The following table presents the number of options and warrants outstanding as of March 31, 2016 and 2015 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three months ended March 31, 2016
Warrants to private parties	226,819	226,819	—
Total dilutive securities	226,819	226,819	—
For the three months ended March 31, 2015
Warrants issued to Treasury	225,904	225,904	—
Total dilutive securities	225,904	225,904	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2015. The amount for 2016 has not been established. The expense related to the 401(k) plan was $120,000 and $121,000 for the three months ended March 31, 2016 and 2015, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $54,000 for the three months ended March 31, 2016 and $78,000 for the same period in 2015. As of March 31, 2016, the associated accrued liability included in other liabilities in the balance sheet was $3,082,000 compared to $3,088,000 and $3,031,000 at December 31, 2015 and March 31, 2015, respectively.

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

	At or for the three months ended March 31,
	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,967,000	$1,928,000
Service cost	—	—
Interest cost	21,000	18,000
Benefits paid	(30,000)	(26,000)
Benefit obligation at end of period	$1,958,000	$1,920,000
Funded status
Benefit obligation at end of period	$(1,958,000)	$(1,920,000)
Unamortized loss	240,000	192,000
Accrued benefit cost at end of period	$(1,718,000)	$(1,728,000)
The following table sets forth the net periodic pension cost:

	For the three months ended March 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	21,000	18,000
Net periodic benefit cost	$21,000	$18,000
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	March 31, 2016	December 31, 2015	March 31, 2015
Unamortized net actuarial loss	$(240,000)	$(240,000)	$(192,000)
Deferred tax benefit at 35%	84,000	84,000	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(156,000)	$(156,000)	$(125,000)

A weighted average discount rate of 4.25% was used in determining the accumulated benefit obligation and the net periodic benefit cost. The assumed health care cost trend rate is 7.0%. The measurement date for benefit obligations was as of year-end for prior years presented. The expected benefit payments for all of 2016 are $121,000. Plan expense for 2016 is estimated to be $85,000. A 1% change in trend assumptions would create an approximate change in the same direction of $100,000 in the accumulated benefit obligation, $7,000 in the interest cost and $1,000 in the service cost.

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
Balance at beginning of period	$1,123,000	$2,522,000
Unrealized gains arising during the period	3,385,000	1,483,000
Reclassification of realized gains during the period	(536,000)	(1,395,000)
Related deferred taxes	(997,000)	(31,000)
Net change	1,852,000	57,000
Balance at end of period	$2,975,000	$2,579,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
Balance at beginning of period	$(112,000)	$(48,000)
Amortization of net unrealized losses	(17,000)	(14,000)
Related deferred taxes	6,000	(5,000)
Net change	(11,000)	(19,000)
Balance at end of period	$(123,000)	$(67,000)

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
Unrecognized postretirement benefits at beginning of period	$(156,000)	$(125,000)
Amortization of unrecognized transition obligation	—	—
Change in unamortized net actuarial gain (loss)	—	—
Related deferred taxes	—	—
Unrecognized postretirement benefits at end of period	$(156,000)	$(125,000)

Note 10 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of March 31, 2016, the prepayment assumption using the PSA model was 248, which translates into an anticipated prepayment rate of 14.86%. The discount rate is the quarterly average 10 year U.S. Treasury plus 5.17%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the three months ended March 31, 2016 and 2015, servicing rights capitalized totaled zero and $64,000, respectively. Servicing rights amortized for the three months ended March 31, 2016 and 2015, were $97,000 and $104,000, respectively. The fair value of servicing rights was $1,543,000, $1,915,000 and $1,746,000 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Bank serviced loans for others totaling $223,565,000, $223,610,000 and $214,537,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	March 31, 2016	December 31, 2015	March 31, 2015
Mortgage servicing rights	$5,747,000	$5,747,000	$6,103,000
Accumulated amortization	(4,716,000)	(4,619,000)	(5,053,000)
Impairment reserve	(107,000)	(35,000)	(47,000)
	$924,000	$1,093,000	$1,003,000

Note 11 – Income Taxes
FASB ASC Topic 740 "Income Taxes" defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 31, 2013 through 2015.

Note 12 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at March 31, 2016 and 2015, and at December 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
Certificates of deposit < $100,000	$197,006,000	$158,529,000	$137,166,000
Certificates $100,000 to $250,000	226,644,000	175,077,000	210,657,000
Certificates $250,000 and over	49,062,000	37,376,000	50,334,000
	$472,712,000	$370,982,000	$398,157,000

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016, December 31, 2015 and March 31, 2015.

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$193,657,000	$—	$193,657,000
State and political subdivisions	—	19,904,000	—	19,904,000
Other equity securities	—	3,164,000	—	3,164,000
Total assets	$—	$216,725,000	$—	$216,725,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$195,110,000	$—	$195,110,000
State and political subdivisions	—	24,506,000	—	24,506,000
Other equity securities	—	3,423,000	—	3,423,000
Total assets	$—	$223,039,000	$—	$223,039,000

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$127,617,000	$—	$127,617,000
State and political subdivisions	—	25,598,000	—	25,598,000
Other equity securities	—	3,102,000	—	3,102,000
Total assets	$—	$156,317,000	$—	$156,317,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $130,000, $162,000 and $387,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $158,000, $292,000 and $799,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,592,000	$—	$1,592,000
Impaired loans	—	879,000	—	879,000
Total assets	$—	$2,471,000	$—	$2,471,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,532,000	$—	$1,532,000
Impaired loans	—	699,000	—	699,000
Total assets	$—	$2,231,000	$—	$2,231,000

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$2,899,000	$—	$2,899,000
Impaired loans	—	1,439,000	—	1,439,000
Total assets	$—	$4,338,000	$—	$4,338,000

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
The carrying amount and estimated fair values for financial instruments as of March 31, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,533,000	$14,533,000	$14,533,000	$—	$—
Interest bearing deposits in other banks	6,372,000	6,372,000	6,372,000	—	—
Securities available for sale	216,725,000	216,725,000	—	216,725,000	—
Securities to be held to maturity	236,611,000	243,337,000	—	243,337,000	—
Restricted equity securities	13,875,000	13,875,000	—	13,875,000	—
Loans held for sale	224,000	224,000	—	224,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	275,510,000	272,302,000	—	—	272,302,000
Construction	19,729,000	19,499,000	—	—	19,499,000
Other	131,644,000	131,637,000	—	—	131,637,000
Municipal	19,022,000	19,994,000	—	—	19,994,000
Residential
Term	403,749,000	410,670,000	—	17,000	410,653,000
Construction	11,715,000	11,648,000	—	—	11,648,000
Home equity line of credit	109,177,000	108,274,000	—	862,000	107,412,000
Consumer	24,177,000	24,153,000	—	—	24,153,000
Total loans	994,723,000	998,177,000	—	879,000	997,298,000
Mortgage servicing rights	924,000	1,543,000	—	1,543,000	—
Accrued interest receivable	6,271,000	6,271,000	—	6,271,000	—
Financial liabilities
Demand deposits	$116,756,000	$116,614,000	$—	$116,614,000	$—
NOW deposits	240,112,000	230,934,000	—	230,934,000	—
Money market deposits	74,643,000	68,221,000	—	68,221,000	—
Savings deposits	205,218,000	187,346,000	—	187,346,000	—
Local certificates of deposit	207,664,000	209,455,000	—	209,455,000	—
National certificates of deposit	265,048,000	265,335,000	—	265,335,000	—
Total deposits	1,109,441,000	1,077,905,000	—	1,077,905,000	—
Repurchase agreements	91,399,000	88,442,000	—	88,442,000	—
Federal Home Loan Bank advances	185,132,000	186,398,000	—	186,398,000	—
Total borrowed funds	276,531,000	274,840,000	—	274,840,000	—
Accrued interest payable	495,000	495,000	—	495,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,299,000	$14,299,000	$14,299,000	$—	$—
Interest bearing deposits in other banks	4,013,000	4,013,000	4,013,000	—	—
Securities available for sale	223,039,000	223,039,000	—	223,039,000	—
Securities to be held to maturity	240,023,000	243,123,000	—	243,123,000	—
Restricted equity securities	14,257,000	14,257,000	—	14,257,000	—
Loans held for sale	349,000	349,000	—	349,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	265,616,000	262,763,000	—	—	262,763,000
Construction	24,166,000	23,906,000	—	—	23,906,000
Other	126,551,000	126,141,000	—	—	126,141,000
Municipal	19,730,000	20,331,000	—	—	20,331,000
Residential
Term	401,315,000	405,315,000	—	—	405,315,000
Construction	8,421,000	8,379,000	—	—	8,379,000
Home equity line of credit	109,101,000	108,118,000	—	699,000	107,419,000
Consumer	23,822,000	23,754,000	—	—	23,754,000
Total loans	978,722,000	978,707,000	—	699,000	978,008,000
Mortgage servicing rights	1,093,000	1,915,000	—	1,915,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$130,566,000	$125,651,000	$—	$125,651,000	$—
NOW deposits	242,638,000	224,627,000	—	224,627,000	—
Money market deposits	92,994,000	82,050,000	—	82,050,000	—
Savings deposits	206,009,000	181,010,000	—	181,010,000	—
Local certificates of deposit	201,420,000	201,013,000	—	201,013,000	—
National certificates of deposit	169,562,000	169,617,000	—	169,617,000	—
Total deposits	1,043,189,000	983,968,000	—	983,968,000	—
Repurchase agreements	87,103,000	82,168,000	—	82,168,000	—
Federal Home Loan Bank advances	250,354,000	250,027,000	—	250,027,000	—
Total borrowed funds	337,457,000	332,195,000	—	332,195,000	—
Accrued interest payable	435,000	435,000	—	435,000	—

The carrying amount and estimated fair values for financial instruments as of March 31, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,855,000	$13,855,000	$13,855,000	$—	$—
Interest bearing deposits in other banks	336,000	336,000	336,000	—	—
Securities available for sale	156,317,000	156,317,000	—	156,317,000	—
Securities to be held to maturity	262,455,000	267,247,000	—	267,247,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	238,218,000	236,340,000	—	184,000	236,156,000
Construction	33,698,000	33,432,000	—	—	33,432,000
Other	113,363,000	113,409,000	—	9,000	113,400,000
Municipal	26,257,000	26,844,000	—	—	26,844,000
Residential
Term	382,517,000	389,582,000	—	1,018,000	388,564,000
Construction	13,008,000	12,988,000	—	—	12,988,000
Home equity line of credit	102,826,000	102,302,000	—	228,000	102,074,000
Consumer	19,086,000	19,259,000	—	—	19,259,000
Total loans	928,973,000	934,156,000	—	1,439,000	932,717,000
Mortgage servicing rights	1,003,000	1,746,000	—	1,746,000	—
Accrued interest receivable	5,724,000	5,724,000	—	5,724,000	—
Financial liabilities
Demand deposits	$100,939,000	$99,935,000	$—	$99,935,000	$—
NOW deposits	199,099,000	189,139,000	—	189,139,000	—
Money market deposits	101,292,000	87,816,000	—	87,816,000	—
Savings deposits	167,338,000	151,345,000	—	151,345,000	—
Local certificates of deposit	199,553,000	200,506,000	—	200,506,000	—
National certificates of deposit	198,604,000	198,846,000	—	198,846,000	—
Total deposits	966,825,000	927,587,000	—	927,587,000	—
Repurchase agreements	85,657,000	81,693,000	—	81,693,000	—
Federal Home Loan Bank advances	226,919,000	230,230,000	—	230,230,000	—
Total borrowed funds	312,576,000	311,923,000	—	311,923,000	—
Accrued interest payable	564,000	564,000	—	564,000	—

Note 15 – Impact of Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management is reviewing the guidance in the ASU to determine whether it will have a material effect on the Company’s consolidated financial statements.

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
Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectability, default and charge-off rates, changes in the size and nature of the Company's competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC, may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
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
In several places net interest income is presented on a fully taxable-equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total which, as adjusted, increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements prepared in accordance with GAAP. A 35.0% tax rate was used in both 2016 and 2015.

	For the three months ended March 31,
Dollars in thousands	2016	2015
Net interest income as presented	$10,729	$9,702
Effect of tax-exempt income	748	784
Net interest income, tax equivalent	$11,477	$10,486
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

	For the three months ended March 31,
Dollars in thousands	2016	2015
Non-interest expense, as presented	$7,200	$7,265
Net interest income, as presented	10,729	9,702
Effect of tax-exempt income	748	784
Non-interest income, as presented	2,964	3,658
Effect of non-interest tax-exempt income	89	45
Net securities gains	(536)	(1,395)
Adjusted net interest income plus non-interest income	$13,994	$12,794
Non-GAAP efficiency ratio	51.45%	56.79%
GAAP efficiency ratio	52.58%	54.38%
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

	For the three months ended March 31,
Dollars in thousands	2016	2015
Average shareholders' equity as presented	$171,554	$164,142
Less average intangible assets	(30,103)	(30,151)
Average tangible shareholders' common equity	$141,451	$133,991

Executive Summary
Net income for the three months ended March 31, 2016 was $4.5 million, up $328,000 or 7.9% from the same period in 2015. Earnings per common share on a fully diluted basis were $0.42 for the three months ended March 31, 2016, up $0.03 or 7.7% from the $0.39 posted for the same period in 2015.
This was another excellent quarter for The First Bancorp, Inc. and the best quarter in the Company's history, with net income $315,000 above the record set in the third quarter of 2015. It was also the third quarter in the past five quarters which set a new net income record. Higher net interest income driven by loan growth and lower operating costs are the major factors in our strong performance in 2016. We also maintained the quarterly dividend at 22 cents per share in the first quarter and continue to pay out more than half of our net income to our shareholders in the form of cash dividends.

Net interest income on a tax-equivalent basis was up $991,000 or 9.5% in the three months ended March 31, 2016 compared to the same period in 2015, with $805,000 of this increase attributable to growth in earning assets, specifically in the loan portfolio, and $186,000 being attributable to an improved net interest margin which is 3.13% in 2016 versus 3.10% in 2015.
Non-interest income for the three months ended March 31, 2016 was $694,000 or 19.0% lower than in the three months ended March 31, 2015. This was primarily due to a lower level of gains from sale of securities. Non-interest expense for the three months ended March 31, 2016 was $65,000 or 0.9% lower than in the same period in 2015, due to lower employee costs and occupancy expense.
The other driver of our performance, credit quality, continues on the path of significant improvement that we have seen for the past several quarters. Non-performing assets stood at 0.53% of total assets as of March 31, 2016 - the lowest level seen since the second quarter of 2008, well below the 0.91% of total assets as of March 31, 2015 and down from 0.57% as of December 31, 2015. Total past-due loans were 0.82% of total loans as of March 31, 2016, compared to 0.84% of total loans as of December 31, 2015, and 1.27% as of March 31, 2015.
The provision for loan losses for the first three months of 2016 was $375,000, $125,000 or 25.0% lower than in the same period in 2015. Net loan chargeoffs for the three months ended March 31, 2016 were $72,000 or 0.03% of average loans on an annualized basis. This was down $576,000 from net chargeoffs of $648,000 or 0.28% of average loans on an annualized basis for the three months ended March 31, 2015. The allowance for loan losses increased $303,000 between December 31, 2015 and March 31, 2016, and is 1.02% of loans outstanding as of March 31, 2016, up from 1.00% at December 31, 2015 and down from 1.09% a year ago.
Total assets have increased $9.9 million or 0.6% year-to-date. The loan portfolio increased $16.3 million or 1.6% in the three months ended March 31, 2016 and $65.8 million or 7.0% from a year ago. The loan portfolio topped the $1.0 billion mark at quarter end, the first time reaching this milestone. The investment portfolio has decreased $10.1 million year-to-date due to securities sales and increased $34.5 million or 8.0% from a year ago. On the liability side of the balance sheet, low-cost deposits have decreased $17.1 million or 3.0% year-to-date and increased $94.7 million or 20.3% over the past year. The year-to-date decrease is in line with our normal seasonal fluctuation. Local certificates of deposit (CDs) increased $8.1 million and wholesale CDs increased $66.4 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.57%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.80% for the three months ended March 31, 2016 compared to 12.63% for the same period in 2015. Based upon December 31, 2015 data, our return on average tangible common equity was in the top 24% of all banks in the UBPR peer group, which had an average return on equity of 9.53%. Our efficiency ratio continues to be an important component in our overall performance and dropped over 5.0% to 51.45% for the three months ended March 31, 2016, from 56.79% for the same period in 2015. This ratio remains well below the UBPR peer group average of 65.23% as of December 31, 2015.

Net Interest Income
Total interest income of $13.3 million for the three months ended March 31, 2016 was an increase of $911,000 or 7.4% compared to total interest income of $12.4 million for the same period of 2015. Total interest expense of $2.5 million for the three months ended March 31, 2016 is a $116,000 or 4.4% decrease from total interest expense of $2.7 million for the three months ended March 31, 2015. As a result, net interest income of $10.7 million for the three months ended March 31, 2016 was an increase of $1,027,000 or 10.6% compared to net interest income of $9.7 million for the same period ended March 31, 2015. The Company's net interest margin on a tax-equivalent basis increased from 3.10% for the three months ended March 31, 2015 to 3.13% for the three months ended March 31, 2016. Tax-exempt interest income amounted to $1.4 million for the three months ended March 31, 2016 and $1.5 million for the same period of 2015.

The following table presents the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the three months ended March 31, 2016 and 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

	For the three months ended
	March 31, 2016		March 31, 2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$3	0.56%	$5	0.26%
Investments	4,207	3.57%	4,213	3.89%
Loans held for sale	3	3.74%	2	2.94%
Loans	9,811	3.96%	8,929	3.92%
Total interest income	14,024	3.83%	13,149	3.89%
Interest expense
Deposits	1,353	0.58%	1,443	0.67%
Other borrowings	1,194	1.45%	1,220	1.65%
Total interest expense	2,547	0.81%	2,663	0.92%
Net interest income	$11,477		$10,486
Interest rate spread		3.02%		2.97%
Net interest margin		3.13%		3.10%

The following table presents changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the three months ended March 31, 2016 compared to 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

For the three months ended March 31, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(4)	$6	$(4)	$(2)
Investment securities	331	(313)	(24)	(6)
Loans held for sale	—	1	—	1
Loans	706	163	13	882
Change in interest income	1,033	(143)	(15)	875
Interest expense
Deposits	100	(178)	(12)	(90)
Other borrowings	128	(139)	(15)	(26)
Change in interest expense	228	(317)	(27)	(116)
Change in net interest income	$805	$174	$12	$991
1 Represents the change attributable to a combination of change in rate and change in volume.

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the three months ended March 31, 2016 and 2015.

	For the three months ended
Dollars in thousands	March 31, 2016	March 31, 2015
Assets
Cash and cash equivalents	$16,836	$13,565
Interest-bearing deposits in other banks	2,163	7,699
Securities available for sale	220,196	155,125
Securities to be held to maturity	238,666	270,026
Restricted equity securities, at cost	14,710	13,912
Loans held for sale	323	276
Loans	997,467	924,359
Allowance for loan losses	(10,075)	(10,123)
Net loans	987,392	914,236
Accrued interest receivable	5,249	4,905
Premises and equipment	21,669	22,490
Other real estate owned	1,697	3,114
Goodwill	29,805	29,805
Other assets	32,190	22,252
Total Assets	$1,570,896	$1,457,405

Liabilities & Shareholders' Equity
Demand deposits	$117,897	$104,328
NOW deposits	235,021	198,273
Money market deposits	80,326	97,354
Savings deposits	205,878	166,783
Certificates of deposit	415,236	413,364
Total deposits	1,054,358	980,102
Borrowed funds – short term	151,399	167,437
Borrowed funds – long term	179,507	132,082
Dividends payable	936	1,051
Other liabilities	13,142	12,591
Total Liabilities	1,399,342	1,293,263
Shareholders' Equity:
Common stock	108	107
Additional paid-in capital	59,936	59,172
Retained earnings	109,355	102,578
Net unrealized gain on securities available-for-sale	2,427	2,465
Net unrealized loss on securities transferred from available for sale to held to maturity	(116)	(55)
Net unrealized loss on postretirement benefit costs	(156)	(125)
Total Shareholders' Equity	171,554	164,142
Total Liabilities & Shareholders' Equity	$1,570,896	$1,457,405

Non-Interest Income
Non-interest income of $3.0 million for the three months ended March 31, 2016 is a decrease of $694,000 compared to the same period in 2015. This was primarily due to a lower level of gains from sale of securities.
Non-Interest Expense
Non-interest expense of $7.2 million for the three months ended March 31, 2016 is a decrease of 0.9% or $65,000 compared to non-interest expense of $7.3 million for the same period in 2015, due to lower employee costs and occupancy expense.
The Company's efficiency ratio has dropped more than 5.0% to 51.45% for the three months ended March 31, 2016 from 56.79% for the same period in 2015.
Income Taxes
Income taxes on operating earnings were $1.6 million for the three months ended March 31, 2016, up $195,000 from the same period in 2015. This is in line with the increase in the Company's level of income before taxes.
Investments
The Company's investment portfolio decreased by $10.1 million between December 31, 2015, and March 31, 2016. As of March 31, 2016, mortgage-backed securities had a carrying value of $233.5 million and a fair value of $235.1 million. Of this total, securities with a fair value of $132.5 million or 56.4% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $102.6 million or 43.6% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $123,000 at March 31, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of March 31, 2016 and 2015 and December 31, 2015.

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Securities available for sale
Mortgage-backed securities	$193,657	$195,110	$127,617
State and political subdivisions	19,904	24,506	25,598
Other equity securities	3,164	3,423	3,102
	$216,725	$223,039	$156,317
Securities to be held to maturity
U.S. government-sponsored agencies	$68,009	$71,000	$82,974
Mortgage-backed securities	39,828	42,193	53,228
State and political subdivisions	124,474	122,530	125,953
Corporate securities	4,300	4,300	300
	$236,611	$240,023	$262,455
Restricted equity securities
Federal Home Loan Bank Stock	$12,838	$13,220	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$13,875	$14,257	$13,912
Total securities	$467,211	$477,319	$432,684

The following table sets forth yields and contractual maturities of the Company's investment securities as of March 31, 2016. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	5,355	2.43%
Due after 10 years	—	0.00%	62,654	3.28%
Total	—	0.00%	68,009	3.22%
Mortgage-Backed Securities
Due in 1 year or less	2,633	3.22%	2	0.03%
Due in 1 to 5 years	3,061	2.45%	406	6.15%
Due in 5 to 10 years	17,021	3.05%	22,320	2.73%
Due after 10 years	170,942	2.59%	17,100	3.91%
Total	193,657	2.64%	39,828	3.27%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,823	6.77%
Due in 1 to 5 years	329	6.31%	6,003	6.18%
Due in 5 to 10 years	2,925	6.20%	25,199	6.11%
Due after 10 years	16,650	5.75%	91,449	4.97%
Total	19,904	5.82%	124,474	5.29%
Corporate Securities
Due in 1 year or less	—	0.00%	—	0.00%
Due in 1 to 5 years	—	0.00%	300	1.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,164	2.69%	—	0.00%
	$216,725	2.93%	$236,611	4.35%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at March 31, 2016 amounted to $389,000, or 0.17% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount was $3.5 million, or 0.76% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of March 31, 2016, the Company had temporarily impaired securities with a fair value of $26.2 million and unrealized losses of $389,000, as identified in the table below. This was down from December 31, 2015 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $8.3 million as of March 31, 2016, compared with $21.0 million at December 31, 2015. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2016:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
U.S. Government-sponsored agencies	$—	$—	$4,893	$(107)	$4,893	$(107)
Mortgage-backed securities	17,125	(170)	1,866	(70)	18,991	(240)
State and political subdivisions	522	—	1,417	(19)	1,939	(19)
Other equity securities	235	(6)	106	(17)	341	(23)
	$17,882	$(176)	$8,282	$(213)	$26,164	$(389)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of March 31, 2016, there were $107,000 of unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at March 31, 2016.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of March 31, 2016, there were $240,000 of unrealized losses on these securities compared with $1.1 million at December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at March 31, 2016 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of March 31, 2016, the total unrealized losses on municipal securities amounted to $19,000, compared with $87,000 at December 31, 2015. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At March 31, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2016 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of March 31, 2016, or at December 31, 2015. Corporate securities are dependent on the operating performance of the issuers. At March 31, 2016, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of March 31, 2016, the total unrealized losses on other equity securities amounted to $23,000 compared with $6,000 at December 31, 2015. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at March 31, 2016.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of March 31, 2016, 2015 and December 31, 2015, the Bank's investment in FHLB stock totaled $12.8 million, $12.9 million and $13.2 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2016. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of March 31, 2016, the Bank had $224,000 in loans held for sale. This compares to $349,000 in loans held for sale at December 31, 2015 and no loans held for sale at March 31, 2015. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first three months of 2016, with total loans at $1.0 billion at March 31, 2016, up $16.3 million or 1.6% from total loans of $988.6 million at December 31, 2015. Commercial loans increased $10.8 million or 2.5% between December 31, 2015 and March 31, 2016, municipal loans decreased $709,000 or 3.6%, residential term loans increased $2.5 million or 0.6% and home equity lines of credit increased $47,000.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending.Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction, land and land improvement loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.8% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 106.7% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at March 31, 2016 and 2015 and December 31, 2015.

Dollars in thousands	March 31, 2016		December 31, 2015		March 31, 2015
Commercial
Real estate	$279,683	27.8%	$269,462	27.3%	$242,021	25.8%
Construction	20,138	2.0%	24,881	2.5%	34,683	3.7%
Other	133,629	13.3%	128,341	13.0%	115,455	12.3%
Municipal	19,042	1.9%	19,751	2.0%	26,277	2.8%
Residential
Term	405,495	40.3%	403,030	40.7%	383,869	40.8%
Construction	11,754	1.2%	8,451	0.9%	13,036	1.4%
Home equity line of credit	110,249	11.0%	110,202	11.1%	104,100	11.1%
Consumer	24,952	2.5%	24,520	2.5%	19,728	2.1%
Total loans	$1,004,942	100.0%	$988,638	100.0%	$939,169	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of March 31, 2016.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$8,783	$10,901	$28,129	$231,870	$279,683
Construction	767	5,026	2,491	11,854	20,138
Other	8,456	45,769	28,879	50,525	133,629
Municipal	822	3,344	7,273	7,603	19,042
Residential
Term	1,346	6,795	14,050	383,304	405,495
Construction	858	385	57	10,454	11,754
Home equity line of credit	281	203	1,977	107,788	110,249
Consumer	7,537	5,266	2,562	9,587	24,952
Total loans	$28,850	$77,689	$85,418	$812,985	$1,004,942
The following table provides a listing of loans by class, between variable and fixed rates as of March 31, 2016.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$29,818	3.0%	$249,865	24.8%	$279,683	27.8%
Construction	4,770	0.5%	15,368	1.5%	20,138	2.0%
Other	53,772	5.4%	79,857	7.9%	133,629	13.3%
Municipal	17,127	1.7%	1,915	0.2%	19,042	1.9%
Residential
Term	277,240	27.5%	128,255	12.8%	405,495	40.3%
Construction	10,158	1.0%	1,596	0.2%	11,754	1.2%
Home equity line of credit	960	0.1%	109,289	10.9%	110,249	11.0%
Consumer	19,882	2.0%	5,070	0.5%	24,952	2.5%
Total loans	$413,727	41.2%	$591,215	58.8%	$1,004,942	100.0%

Loan Concentrations
As of March 31, 2016, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Changes in various elements of the allowance caused the period-to-period decrease. Management feels the change in the unalloctaed is consistent with improvement in credit quality and the effect of loan portfolio growth.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At March 31, 2016, impaired loans with specific reserves totaled $8.1 million and the amount of such reserves was $599,000. This compares to impaired loans with specific reserves of $8.6 million at December 31, 2015 and the amount of such reserves was $754,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at March 31, 2016 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of March 31, 2016 and 2015 and December 31, 2015. The percentages are the portion of each loan class to total loans.

Dollars in thousands	March 31, 2016		December 31, 2015		March 31, 2015
Commercial
Real estate	$3,524	27.8%	$3,120	27.3%	$3,117	25.8%
Construction	345	2.0%	580	2.5%	807	3.7%
Other	1,676	13.3%	1,452	13.0%	1,714	12.3%
Municipal	17	1.9%	17	2.0%	16	2.8%
Residential
Term	1,474	40.3%	1,391	40.7%	1,108	40.8%
Construction	33	1.2%	24	0.9%	23	1.4%
Home equity line of credit	905	11.0%	893	11.1%	1,044	11.1%
Consumer	654	2.5%	566	2.5%	526	2.1%
Unallocated	1,591	—%	1,873	—%	1,841	—%
Total	$10,219	100.0%	$9,916	100.0%	$10,196	100.0%

The allowance for loan losses totaled $10.2 million at March 31, 2016, compared to $9.9 million as of December 31, 2015 and $10.2 million as of March 31, 2015. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves decreased $155,000 in the first three months of 2016 from $754,000 at December 31, 2015 to $599,000 at March 31, 2016. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $623,000 in the first three months of 2016. This increase was due in part to loan growth and adjustments made for early signs of weakening observed in a small number of larger credits. The portion of the reserve based on qualitative factors increased by $117,000 in the first three months of 2016 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $282,000 decrease in unallocated reserves in the first three months of 2016 from $1.9 million at December 31, 2015 to $1.6 million at March 31, 2016.
A breakdown of the allowance for loan losses as of March 31, 2016, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$69	$1,236	$2,219	$—	$3,524
Construction	96	89	160	—	345
Other	21	592	1,063	—	1,676
Municipal	—	—	17	—	17
Residential
Term	384	630	460	—	1,474
Construction	—	19	14	—	33
Home equity line of credit	29	502	374	—	905
Consumer	—	413	241	—	654
Unallocated	—	—	—	1,591	1,591
	$599	$3,481	$4,548	$1,591	$10,219
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $375,000 for the first three months of 2016, a decrease of $125,000 from the first three months of 2015. Net chargeoffs were $72,000 in the first three months of 2016 compared to net chargeoffs of $648,000 in the first three months of 2015. Our allowance as a percentage of outstanding loans was 1.02% as of March 31, 2016, up from 1.00% at December 31, 2015, and down from 1.09% a year ago.
The following table summarizes the activities in our allowance for loan losses for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of year	$9,916	$10,344	$10,344
Loans charged off:
Commercial
Real estate	—	280	122
Construction	58	9	—
Other	—	732	2
Municipal	—	—	—
Residential
Term	20	420	83
Construction	—	—	—
Home equity line of credit	49	582	447
Consumer	63	350	62
Total	190	2,373	716
Recoveries on loans previously charged off
Commercial
Real estate	—	2	—
Construction	—	1	—
Other	20	88	4
Municipal	—	—	—
Residential
Term	65	152	6
Construction	—	—	—
Home equity line of credit	1	31	22
Consumer	32	121	36
Total	118	395	68
Net loans charged off	72	1,978	648
Provision for loan losses	375	1,550	500
Balance at end of period	$10,219	$9,916	$10,196
Ratio of net loans charged off to average loans outstanding[1]	0.03%	0.21%	0.28%
Ratio of allowance for loan losses to total loans outstanding	1.02%	1.00%	1.09%
1 Annualized using a 366-day basis for 2016 and a 365-day basis for 2015.
Management believes the allowance for loan losses is appropriate as of March 31, 2016. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, higher levels of unemployment and the outlook for slow economic conditions continuing for some time to come.

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.67% at March 31, 2016 compared to 0.75% at December 31, 2015 and 1.10% at March 31, 2015. The following table shows the distribution of nonperforming loans by class as of March 31, 2016 and 2015 and December 31, 2015:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Commercial
Real estate	$920	$915	$1,609
Construction	180	238	208
Other	69	66	932
Municipal	—	—	—
Residential
Term	4,677	5,260	6,514
Construction	—	—	—
Home equity line of credit	841	893	1,039
Consumer	—	—	25
Total nonperforming loans	$6,687	$7,372	$10,327
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of March 31, 2016, loans 90 or more days past due and still accruing interest totaled $452,000, compared to $136,000 at December 31, 2015 and $184,000 at March 31, 2015.

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
Our overall level of TDRs decreased during the first three months of 2016. As of March 31, 2016, we had 82 loans with a value of $23.6 million that have been restructured. This compares to 84 loans with a value of $23.9 million and 90 loans with a value of $26.5 million classified as TDRs as of December 31, 2015 and March 31, 2015, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2015 and March 31, 2016:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2015	84	$23,923
Added in 2016	—	—
Removed in 2016	(2)	(55)
Repayments in 2016	—	(240)
Total at March 31, 2016	82	$23,628

As of March 31, 2016, 69 loans with an aggregate balance of $21.6 million were performing under the modified terms, one loan with an aggregate balance of $309,000 was more than 30 days past due and accruing and 12 loans with an aggregate balance of $1.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 91.5% were performing under the modified terms, 1.3% were more than 30 days past due and accruing and 7.2% were on nonaccrual. The performance status of all TDRs as of March 31, 2016, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$9,590	$—	$543	$10,133
Construction	788	—	—	788
Other	1,116	—	—	1,116
Municipal	—	—	—	—
Residential
Term	9,555	309	992	10,856
Construction	—	—	—	—
Home equity line of credit	567	—	168	735
Consumer	—	—	—	—
	$21,616	$309	$1,703	$23,628
Percent of balance	91.5%	1.3%	7.2%	100.0%
Number of loans	69	1	12	82
Associated specific reserve	$390	$44	$2	$436

Residential TDRs (including home equity lines of credit) as of March 31, 2016 included 57 loans with an aggregate balance of $11.6 million, and the modifications granted fell into five major categories. Loans totaling $7.0 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $254,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.4 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of March 31, 2016 were comprised of 25 loans with a balance of $12.0 million. Of this total, 16 loans with an aggregate balance of $8.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Five loans with an aggregate balance of $2.2 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining four loans with an aggregate balance of $1.3 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of March 31, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.1 million. There were also 12 loans with an outstanding balance of $1.7 million that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $215,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $28.6 million at March 31, 2016, and have decreased $921,000 from December 31, 2015. The number of loans decreased by 4 from 145 to 141 during the same period. Impaired commercial loans decreased $315,000 between December 31, 2015 and March 31, 2016. The specific allowance for impaired commercial loans decreased from $399,000 at December 31, 2015 to $186,000 as of March 31, 2016, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2015 to March 31, 2016, impaired residential loans decreased $548,000 and impaired home equity lines of credit decreased $58,000.
The following table sets forth impaired loans as of March 31, 2016 and 2015 and December 31, 2015:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Commercial
Real estate	$10,510	$10,717	$12,705
Construction	967	1,026	1,380
Other	1,185	1,234	2,721
Municipal	—	—	—
Residential
Term	14,540	15,088	16,348
Construction	—	—	—
Home equity line of credit	1,408	1,466	1,654
Consumer	—	—	25
Total	$28,610	$29,531	$34,833
Past Due Loans
The Bank's overall loan delinquency ratio was 0.82% at March 31, 2016 compared to 0.84% at December 31, 2015 and 1.27% at March 31, 2015. Loans 90 days delinquent and accruing increased from $136,000 at December 31, 2015 to $452,000 as of March 31, 2016. The following table sets forth loan delinquencies as of March 31, 2016 and 2015 and December 31, 2015:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Commercial
Real estate	$1,255	$884	$798
Construction	150	273	229
Other	433	328	994
Municipal	—	—	—
Residential
Term	4,783	5,187	8,243
Construction	—	368	—
Home equity line of credit	1,383	1,108	1,457
Consumer	243	139	237
Total	$8,247	$8,287	$11,958
Loans 30-89 days past due to total loans	0.46%	0.46%	0.72%
Loans 90+ days past due and accruing to total loans	0.04%	0.01%	0.02%
Loans 90+ days past due on non-accrual to total loans	0.31%	0.37%	0.53%
Total past due loans to total loans	0.82%	0.84%	1.27%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At March 31, 2016, there were 12 potential problem loans with a balance of $1.1 million or 0.11% of total loans. This compares to six loans with a balance of $579,000 or 0.06% of total loans at December 31, 2015.
As of March 31, 2016, there were 21 loans in the process of foreclosure with a total balance of $2.1 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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

Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At March 31, 2016, there were 14 properties owned with a net OREO balance of $1.6 million, net of an allowance for losses of $130,000, compared to December 31, 2015 when there were 14 properties owned with a net OREO balance of $1.5 million, net of an allowance for losses of $162,000 and March 31, 2015 when there were 21 properties owned with a net OREO balance of $2.9 million, net of an allowance for losses of $387,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	March 31, 2016	December 31, 2015	March 31, 2015
Carrying Value
Commercial
Real estate	$—	$—	$145
Construction	28	28	151
Other	501	706	785
Municipal	—	—	—
Residential
Term	1,193	960	2,205
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$1,722	$1,694	$3,286
Related Allowance
Commercial
Real estate	$—	$—	$75
Construction	11	11	17
Other	45	77	29
Municipal	—	—	—
Residential
Term	74	74	266
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$130	$162	$387
Net Value
Commercial
Real estate	$—	$—	$70
Construction	17	17	134
Other	456	629	756
Municipal	—	—	—
Residential
Term	1,119	886	1,939
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$1,592	$1,532	$2,899
Liquidity Management
As of March 31, 2016, the Bank had primary sources of liquidity of $225.1 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $314.4 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 67.1% of total average assets in the first three months of 2016. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments.

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
Deposits
During the first three months of 2016, total deposits increased by $66.3 million or 6.4% from December 31, 2015 levels. Low-cost deposits (demand, NOW, and savings accounts) decreased by $17.1 million or 3.0% in the first three months of 2016, money market deposits decreased $18.4 million or 19.7%, and certificates of deposit increased $101.7 million or 27.4%. Between March 31, 2015 and March 31, 2016, total deposits increased by $142.6 million or 14.8%. Low-cost deposits increased by $94.7 million or 20.3%, money market accounts decreased $26.6 million or 26.3%, and certificates of deposit increased $74.6 million or 18.7%. The decrease in low-cost deposits year-to-date is the result of normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year was primarily from a shift in funding between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the three months ended March 31, 2016, borrowed funds decreased $60.9 million or 18.1% from December 31, 2015. Between March 31, 2015 and March 31, 2016, borrowed funds decreased by $36.0 million or 11.5%. This is due to the above mentioned shift in funding strategy between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of March 31, 2016 was $171.5 million, compared to $167.5 million as of December 31, 2015 and $163.5 million as of March 31, 2015. The Company's earnings in the first three months of 2016, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", increased by $1.9 million from December 31, 2015 and now stands at a $3.0 million.
A cash dividend of $0.22 per share was declared in the first quarter of 2016. This is equal to what was paid in the last three quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 52.38% for the first three months of 2016 compared to 53.85% for the same period in 2015. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2016 is this year's net income plus $12.7 million.
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
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise of the Warrants and strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares issuable under the Warrants now stands at 226,819 shares with a strike price of $16.53 per share.
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
The Company met each of the well-capitalized ratio guidelines at March 31, 2016. The following tables indicate the capital ratios for the Bank and the Company at March 31, 2016 and December 31, 2015.

As of March 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.85%	15.15%	15.15%	16.29%
Company	9.00%	15.42%	15.42%	16.57%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.82%	14.45%	14.45%	15.53%
Company	8.81%	14.70%	14.70%	15.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Off-Balance Sheet Financial Instruments
No material off-balance sheet risk exists that requires a separate liability presentation.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of March 31, 2016:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$276,531	$151,399	$60,000	$65,000	$132
Operating leases	453	143	202	61	47
Certificates of deposit	472,712	327,317	58,687	86,708	—
Total	$749,696	$478,859	$118,889	$151,769	$179
Total loan commitments and unused lines of credit	$156,263	$156,263	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at March 31, 2016 was +10.09% of total assets compared to +5.13% of total assets at December 31, 2015. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of March 31, 2016, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$86,822	$54,815	$171,317	$140,382
Restricted stock, at cost	12,838	—	—	1,037
Loans held for sale	—	—	—	224
Loans	399,712	153,711	351,755	99,764
Other interest-earning assets	—	21,794	—	—
Non-rate-sensitive assets	10,857	—	—	69,653
Total assets	510,229	230,320	523,072	311,060
Interest-bearing deposits	336,101	86,543	144,482	425,559
Borrowed funds	121,399	30,000	125,000	132
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	265,515
Total liabilities and equity	459,400	122,243	301,832	691,206
Period gap	$50,829	$108,077	$221,240	$(380,146)
Percent of total assets	3.23%	6.86%	14.05%	(24.14)%
Cumulative gap (current)	$50,829	$158,906	$380,146	$—
Percent of total assets	3.23%	10.09%	24.14%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.71% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 2.18% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.45% in a falling-rate scenario, and lower than that earned in a stable rate environment by 0.30% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of March 31, 2016 and December 31, 2015 is presented in the following table:

Changes in Net Interest Income	March 31, 2016	December 31, 2015
Year 1
Projected change if rates decrease by 1.0%	-0.71%	-0.97%
Projected change if rates increase by 2.0%	-2.18%	-1.94%
Year 2
Projected change if rates decrease by 1.0%	-0.45%	-2.80%
Projected change if rates increase by 2.0%	-0.30%	-1.59%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of March 31, 2016, the Company was using no interest rate derivatives for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of March 31, 2016, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2016, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II – Other Information

Item 1 – Legal Proceedings

The Company was not involved in any legal proceedings requiring disclosure under Item 103 of Regulation S-K during the reporting period.

Item 1A – Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended December 31, 2015.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the quarter ended March 31, 2016:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2016	1,434	18.45	0	0
February 2016	4,761	18.74	0	0
March 2016	741	19.06	0	0
Total	6,936	18.71	0	0

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

Date: May 6, 2016

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: May 6, 2016