Form 10-Q
period 2016-06-30
First Bancorp, Inc /ME/
filed 2016-08-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2016
Common Stock: 10,785,666 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 19
Note 5 – Stock Options and Stock-Based Compensation	Page 26
Note 6 – Preferred and Common Stock	Page 27
Note 7 – Earnings Per Share	Page 28
Note 8 – Employee Benefit Plans	Page 29
Note 9 - Other Comprehensive Income (Loss)	Page 30
Note 10 - Financial Derivative Instruments	Page 31
Note 11 – Mortgage Servicing Rights	Page 32
Note 12 – Income Taxes	Page 32
Note 13 - Certificates of Deposit	Page 33
Note 14 – Reclassifications	Page 33
Note 15 – Fair Value Disclosures	Page 33
Note 16 – Impact of Recently Issued Accounting Standards	Page 39
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 41
Forward-Looking Statements	Page 41
Critical Accounting Policies	Page 41
Use of Non-GAAP Financial Measures	Page 42
Executive Summary	Page 44
Net Interest Income	Page 45
Average Daily Balance Sheets	Page 48
Non-Interest Income	Page 49
Non-Interest Expense	Page 49
Income Taxes	Page 49
Investments	Page 49
Impaired Securities	Page 51
Federal Home Loan Bank Stock	Page 53
Loans and Loans Held for Sale	Page 53
Credit Risk Management and Allowance for Loan Losses	Page 55
Non-Performing Loans and Troubled Debt Restructured	Page 58
Impaired Loans	Page 61
Past Due Loans	Page 61
Potential Problem Loans and Loans in Process of Foreclosure	Page 61
Other Real Estate Owned	Page 62
Liquidity Management	Page 63
Deposits	Page 64
Borrowed Funds	Page 64

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
except for per share amounts	2016	2015	2016	2015
Summary of Operations
Interest Income	$26,876	$24,939	$13,600	$12,574
Interest Expense	5,196	5,159	2,649	2,496
Net Interest Income	21,680	19,780	10,951	10,078
Provision for Loan Losses	750	900	375	400
Non-Interest Income	5,970	6,492	3,006	2,834
Non-Interest Expense	14,445	14,245	7,245	6,980
Net Income	9,127	8,249	4,624	4,074
Per Common Share Data
Basic Earnings per Share	$0.85	$0.77	$0.43	$0.38
Diluted Earnings per Share	0.84	0.77	0.43	0.38
Cash Dividends Declared	0.45	0.43	0.23	0.22
Book Value per Common Share	16.21	15.25	16.21	15.25
Tangible Book Value per Common Share[2]	13.42	12.45	13.42	12.45
Market Value	21.54	19.44	21.54	19.44
Financial Ratios
Return on Average Equity[1]	10.61%	10.09%	10.67%	9.87%
Return on Average Tangible Common Equity[1,2]	12.85%	12.35%	12.89%	12.07%
Return on Average Assets[1]	1.16%	1.12%	1.17%	1.09%
Average Equity to Average Assets	10.92%	11.13%	10.92%	11.00%
Average Tangible Equity to Average Assets[2]	9.02%	9.09%	9.04%	9.00%
Net Interest Margin Tax-Equivalent[1,2]	3.14%	3.08%	3.15%	3.07%
Dividend Payout Ratio	52.94%	55.84%	53.49%	57.89%
Allowance for Loan Losses/Total Loans	0.98%	1.03%	0.98%	1.03%
Non-Performing Loans to Total Loans	0.62%	0.93%	0.62%	0.93%
Non-Performing Assets to Total Assets	0.47%	0.72%	0.47%	0.72%
Efficiency Ratio[2]	50.15%	53.71%	48.92%	50.83%
At Period End
Total Assets	$1,621,454	$1,553,340	$1,621,454	$1,553,340
Total Loans	1,038,213	963,109	1,038,213	963,109
Total Investment Securities	472,040	476,976	472,040	476,976
Total Deposits	1,145,709	1,096,323	1,145,709	1,096,323
Total Shareholders' Equity	174,788	163,809	174,788	163,809
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of June 30, 2016 and 2015 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
August 9, 2016

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Cash and cash equivalents	$20,838,000	$14,299,000	$16,481,000
Interest bearing deposits in other banks	7,568,000	4,013,000	24,565,000
Securities available for sale	241,327,000	223,039,000	213,814,000
Securities to be held to maturity (fair value of $225,200,000 at June 30, 2016, $243,123,000 at December 31, 2015 and $248,698,000 at June 30, 2015)	216,272,000	240,023,000	249,250,000
Restricted equity securities, at cost	14,441,000	14,257,000	13,912,000
Loans held for sale	1,553,000	349,000	—
Loans	1,038,213,000	988,638,000	963,109,000
Less allowance for loan losses	10,198,000	9,916,000	9,908,000
Net loans	1,028,015,000	978,722,000	953,201,000
Accrued interest receivable	6,372,000	4,912,000	6,180,000
Premises and equipment, net	21,118,000	21,816,000	21,946,000
Other real estate owned	1,129,000	1,532,000	2,192,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	33,016,000	32,043,000	21,994,000
Total assets	$1,621,454,000	$1,564,810,000	$1,553,340,000
Liabilities
Demand deposits	$130,168,000	$130,566,000	$107,244,000
NOW deposits	254,136,000	242,638,000	221,964,000
Money market deposits	73,030,000	92,994,000	102,219,000
Savings deposits	208,826,000	206,009,000	186,777,000
Certificates of deposit	479,549,000	370,982,000	478,119,000
Total deposits	1,145,709,000	1,043,189,000	1,096,323,000
Borrowed funds – short term	132,965,000	222,323,000	132,876,000
Borrowed funds – long term	150,130,000	115,134,000	145,137,000
Other liabilities	17,862,000	16,666,000	15,195,000
Total liabilities	1,446,666,000	1,397,312,000	1,389,531,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	107,000
Additional paid-in capital	60,284,000	59,862,000	59,475,000
Retained earnings	110,820,000	106,673,000	103,448,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	4,000,000	1,123,000	988,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(133,000)	(112,000)	(84,000)
Net unrealized loss on cash flow hedging derivative instruments	(135,000)	—	—
Net unrealized loss on postretirement benefit costs	(156,000)	(156,000)	(125,000)
Total shareholders' equity	174,788,000	167,498,000	163,809,000
Total liabilities & shareholders' equity	$1,621,454,000	$1,564,810,000	$1,553,340,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,782,226	10,753,855	10,741,228
Book value per common share	$16.21	$15.58	$15.25
Tangible book value per common share	$13.42	$12.78	$12.45
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans (includes tax-exempt income of $304,000 as of June 30, 2016 and $285,000 as of June 30, 2015)	$19,738,000	$18,012,000	$10,004,000	$9,157,000
Interest on deposits with other banks	8,000	13,000	5,000	8,000
Interest and dividends on investments (includes tax-exempt income of $2,488,000 as of June 30, 2016 and $2,605,000 as of June 30, 2015)	7,130,000	6,914,000	3,591,000	3,409,000
Total interest income	26,876,000	24,939,000	13,600,000	12,574,000
Interest expense
Interest on deposits	2,844,000	2,759,000	1,491,000	1,316,000
Interest on borrowed funds	2,352,000	2,400,000	1,158,000	1,180,000
Total interest expense	5,196,000	5,159,000	2,649,000	2,496,000
Net interest income	21,680,000	19,780,000	10,951,000	10,078,000
Provision for loan losses	750,000	900,000	375,000	400,000
Net interest income after provision for loan losses	20,930,000	18,880,000	10,576,000	9,678,000
Non-interest income
Investment management and fiduciary income	1,214,000	1,158,000	651,000	617,000
Service charges on deposit accounts	1,183,000	1,237,000	609,000	658,000
Net securities gains (losses)	531,000	1,395,000	(5,000)	—
Mortgage origination and servicing income, net of amortization	638,000	705,000	509,000	508,000
Other operating income	2,404,000	1,997,000	1,242,000	1,051,000
Total non-interest income	5,970,000	6,492,000	3,006,000	2,834,000
Non-interest expense
Salaries and employee benefits	7,205,000	7,160,000	3,607,000	3,440,000
Occupancy expense	1,146,000	1,216,000	568,000	571,000
Furniture and equipment expense	1,597,000	1,552,000	801,000	782,000
FDIC insurance premiums	421,000	446,000	207,000	216,000
Amortization of identified intangibles	22,000	36,000	11,000	11,000
Other operating expense	4,054,000	3,835,000	2,051,000	1,960,000
Total non-interest expense	14,445,000	14,245,000	7,245,000	6,980,000
Income before income taxes	12,455,000	11,127,000	6,337,000	5,532,000
Income tax expense	3,328,000	2,878,000	1,713,000	1,458,000
NET INCOME	$9,127,000	$8,249,000	$4,624,000	$4,074,000
Basic earnings per common share	$0.85	$0.77	$0.43	$0.38
Diluted earnings per common share	$0.84	$0.77	$0.43	$0.38
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	2,877,000	(1,534,000)	1,025,000	(1,591,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(21,000)	(36,000)	(10,000)	(17,000)
Net unrealized loss on cash flow hedging derivative instruments	(135,000)	—	(135,000)	—
Other comprehensive income (loss)	2,721,000	(1,570,000)	880,000	(1,608,000)
Comprehensive income	$11,848,000	$6,679,000	$5,504,000	$2,466,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	8,249,000	—	8,249,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,534,000)	(1,534,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(36,000)	(36,000)
Comprehensive income	—	—	8,249,000	(1,570,000)	6,679,000
Cash dividends declared ($0.43 per share)	—	—	(4,617,000)	—	(4,617,000)
Equity compensation expense	—	148,000	—	—	148,000
Payment to repurchase common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	13,650	—	—	—	—
Proceeds from sale of common stock	13,357	225,000	—	—	225,000
Balance at June 30, 2015	10,741,228	$59,582,000	$103,448,000	$779,000	$163,809,000

Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	9,127,000	—	9,127,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	2,877,000	2,877,000
Net unrealized loss on cash flow hedging derivative instruments, net of tax	—	—	—	(135,000)	(135,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(21,000)	(21,000)
Comprehensive income	—	—	9,127,000	2,721,000	11,848,000
Cash dividends declared ($0.45 per share)	—	—	(4,851,000)	—	(4,851,000)
Equity compensation expense	—	132,000	—	—	132,000
Payment to repurchase common stock	(6,937)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	13,461	258,000	—	—	258,000
Balance at June 30, 2016	10,782,226	$60,392,000	$110,820,000	$3,576,000	$174,788,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income	$9,127,000	$8,249,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	859,000	851,000
Change in deferred taxes	(209,000)	259,000
Provision for loan losses	750,000	900,000
Loans originated for resale	(16,535,000)	(14,655,000)
Proceeds from sales and transfers of loans	15,710,000	14,988,000
Net gain on sales of loans	(379,000)	(333,000)
Net gain on sale or call of securities	(531,000)	(1,395,000)
Net amortization of premiums on investments	939,000	379,000
Net gain on sale of other real estate owned	(82,000)	(40,000)
Provision for losses on other real estate owned	—	21,000
Equity compensation expense	132,000	148,000
Tax benefit from vesting of restricted stock	32,000	—
Net increase in other assets and accrued interest	(2,468,000)	(1,556,000)
Net (decrease) increase in other liabilities	(384,000)	91,000
Amortization of investment in limited partnership	97,000	133,000
Net acquisition amortization	22,000	36,000
Net cash provided by operating activities	7,080,000	8,076,000
Cash flows from investing activities
Increase in interest-bearing deposits in other banks	(3,555,000)	(21,006,000)
Proceeds from sales of securities available for sale	8,954,000	35,465,000
Proceeds from maturities, payments and calls of securities available for sale	25,544,000	15,872,000
Proceeds from maturities, payments and calls of securities to be held to maturity	43,876,000	32,414,000
Proceeds from sales of other real estate owned	972,000	2,129,000
Purchases of securities available for sale	(48,834,000)	(81,335,000)
Purchases of securities to be held to maturity	(20,059,000)	(5,644,000)
Redemption of restricted equity securities	(184,000)	—
Net increase in loans	(50,530,000)	(47,398,000)
Capital expenditures	(161,000)	(178,000)
Net cash used by investing activities	(43,977,000)	(69,681,000)
Cash flows from financing activities
Net (decrease) increase in demand, savings, and money market accounts	(6,047,000)	40,886,000
Net increase in certificates of deposit	108,567,000	30,618,000
Net decrease in short-term borrowings	(64,362,000)	(41,903,000)
Advances on long-term borrowings	10,000,000	55,000,000
Repayment on long-term borrowings	—	(15,000,000)
Payment to repurchase common stock	(129,000)	(180,000)
Proceeds from sale of common stock	258,000	225,000
Dividends paid	(4,851,000)	(4,617,000)
Net cash provided by financing activities	43,436,000	65,029,000
Net increase in cash and cash equivalents	6,539,000	3,424,000
Cash and cash equivalents at beginning of period	14,299,000	13,057,000
Cash and cash equivalents at end of period	$20,838,000	$16,481,000
Interest paid	$5,132,000	$5,175,000
Income taxes paid	2,802,000	1,840,000
Non-cash transactions
Net transfer from loans to other real estate owned	$487,000	$517,000

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
Subsequent Events
Events occurring subsequent to June 30, 2016, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
U.S. Government-sponsored agencies	$522,000	$—	$—	$522,000
Mortgage-backed securities	214,303,000	5,274,000	(224,000)	219,353,000
State and political subdivisions	17,315,000	1,100,000	—	18,415,000
Other equity securities	3,034,000	48,000	(45,000)	3,037,000
	$235,174,000	$6,422,000	$(269,000)	$241,327,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$35,962,000	$31,000	$—	$35,993,000
Mortgage-backed securities	37,096,000	1,651,000	(24,000)	38,723,000
State and political subdivisions	138,914,000	7,270,000	—	146,184,000
Corporate securities	4,300,000	—	—	4,300,000
	$216,272,000	$8,952,000	$(24,000)	$225,200,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,404,000	$—	$—	$13,404,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,441,000	$—	$—	$14,441,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$194,563,000	$1,509,000	$(962,000)	$195,110,000
State and political subdivisions	23,367,000	1,201,000	(62,000)	24,506,000
Other equity securities	3,381,000	48,000	(6,000)	3,423,000
	$221,311,000	$2,758,000	$(1,030,000)	$223,039,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$71,000,000	$40,000	$(2,284,000)	$68,756,000
Mortgage-backed securities	42,193,000	1,305,000	(136,000)	43,362,000
State and political subdivisions	122,530,000	4,200,000	(25,000)	126,705,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,023,000	$5,545,000	$(2,445,000)	$243,123,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,220,000	$—	$—	$13,220,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,257,000	$—	$—	$14,257,000

The following table summarizes the amortized cost and estimated fair value of investment securities at June 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$184,787,000	$2,040,000	$(1,235,000)	$185,592,000
State and political subdivisions	24,378,000	1,006,000	(344,000)	25,040,000
Other equity securities	3,129,000	61,000	(8,000)	3,182,000
	$212,294,000	$3,107,000	$(1,587,000)	$213,814,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$75,982,000	$45,000	$(3,035,000)	$72,992,000
Mortgage-backed securities	48,655,000	1,650,000	(125,000)	50,180,000
State and political subdivisions	124,313,000	1,976,000	(1,063,000)	125,226,000
Corporate securities	300,000	—	—	300,000
	$249,250,000	$3,671,000	$(4,223,000)	$248,698,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at June 30, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,058,000	$2,072,000	$1,847,000	$1,857,000
Due in 1 to 5 years	3,326,000	3,432,000	13,162,000	13,538,000
Due in 5 to 10 years	24,917,000	25,839,000	42,679,000	44,693,000
Due after 10 years	201,839,000	206,947,000	158,584,000	165,112,000
Equity securities	3,034,000	3,037,000	—	—
	$235,174,000	$241,327,000	$216,272,000	$225,200,000

The following table summarizes the contractual maturities of investment securities at December 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$527,000	$530,000	$1,814,000	$1,850,000
Due in 1 to 5 years	7,562,000	7,727,000	6,306,000	6,514,000
Due in 5 to 10 years	19,647,000	20,055,000	58,397,000	60,196,000
Due after 10 years	190,194,000	191,304,000	173,506,000	174,563,000
Equity securities	3,381,000	3,423,000	—	—
	$221,311,000	$223,039,000	$240,023,000	$243,123,000

The following table summarizes the contractual maturities of investment securities at June 30, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$2,396,000	$2,389,000	$1,044,000	$1,056,000
Due in 1 to 5 years	22,945,000	22,860,000	12,532,000	12,740,000
Due in 5 to 10 years	8,993,000	9,355,000	45,958,000	47,525,000
Due after 10 years	174,831,000	176,028,000	189,716,000	187,377,000
Equity securities	3,129,000	3,182,000	—	—
	$212,294,000	$213,814,000	$249,250,000	$248,698,000
At June 30, 2016, securities with a fair value of $196,274,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $201,879,000 as of December 31, 2015 and $194,337,000 at June 30, 2015, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the six months and quarters ended June 30, 2016 and 2015:

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Proceeds from sales of securities	$8,954,000	$35,465,000	$86,000	$—
Gross realized gains	531,000	1,395,000	—	—
Gross realized losses	—	—	(5,000)	—
Net gain (loss)	$531,000	$1,395,000	$(5,000)	$—
Related income taxes	$186,000	$488,000	$(2,000)	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of June 30, 2016, there were 25 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of June 30, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$21,849,000	$(168,000)	$2,615,000	$(80,000)	$24,464,000	$(248,000)
Other equity securities	135,000	(15,000)	93,000	(30,000)	228,000	(45,000)
	$21,984,000	$(183,000)	$2,708,000	$(110,000)	$24,692,000	$(293,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000 at June 30, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2016 and 2015, and December 31, 2015, the Bank's investment in FHLB stock totaled $13,404,000, $12,875,000 and $13,220,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2016. The Bank will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of June 30, 2016 and 2015 and at December 31, 2015:

	June 30, 2016		December 31, 2015		June 30, 2015
Commercial
Real estate	$303,312,000	29.2%	$269,462,000	27.3%	$249,414,000	25.9%
Construction	18,439,000	1.8%	24,881,000	2.5%	39,504,000	4.1%
Other	136,651,000	13.2%	128,341,000	13.0%	128,249,000	13.3%
Municipal	25,531,000	2.5%	19,751,000	2.0%	22,821,000	2.4%
Residential
Term	403,461,000	38.8%	403,030,000	40.7%	378,090,000	39.2%
Construction	13,403,000	1.3%	8,451,000	0.9%	14,215,000	1.5%
Home equity line of credit	112,536,000	10.8%	110,202,000	11.1%	108,788,000	11.3%
Consumer	24,880,000	2.4%	24,520,000	2.5%	22,028,000	2.3%
Total	$1,038,213,000	100.0%	$988,638,000	100.0%	$963,109,000	100.0%
Loan balances include net deferred loan costs of $4,478,000 as of June 30, 2016, $3,686,000 as of December 31, 2015, and $3,246,000 as of June 30, 2015. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $270,293,000 at June 30, 2016, $279,463,000 at December 31, 2015, and $284,707,000 at June 30, 2015, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $263,707,000 at June 30, 2016, $243,578,000 at December 31, 2015, and $278,235,000 at June 30, 2015, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of June 30, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$332,000	$998,000	$296,000	$1,626,000	$301,686,000	$303,312,000	$—
Construction	—	29,000	17,000	46,000	18,393,000	18,439,000	—
Other	131,000	218,000	314,000	663,000	135,988,000	136,651,000	—
Municipal	—	—	—	—	25,531,000	25,531,000	—
Residential
Term	662,000	4,235,000	2,110,000	7,007,000	396,454,000	403,461,000	245,000
Construction	—	—	—	—	13,403,000	13,403,000	—
Home equity line of credit	764,000	27,000	362,000	1,153,000	111,383,000	112,536,000	68,000
Consumer	283,000	7,000	8,000	298,000	24,582,000	24,880,000	8,000
Total	$2,172,000	$5,514,000	$3,107,000	$10,793,000	$1,027,420,000	$1,038,213,000	$321,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$603,000	$—	$281,000	$884,000	$268,578,000	$269,462,000	$—
Construction	35,000	—	238,000	273,000	24,608,000	24,881,000	—
Other	303,000	—	25,000	328,000	128,013,000	128,341,000	25,000
Municipal	—	—	—	—	19,751,000	19,751,000	—
Residential
Term	450,000	2,098,000	2,639,000	5,187,000	397,843,000	403,030,000	100,000
Construction	368,000	—	—	368,000	8,083,000	8,451,000	—
Home equity line of credit	261,000	255,000	592,000	1,108,000	109,094,000	110,202,000	—
Consumer	102,000	26,000	11,000	139,000	24,381,000	24,520,000	11,000
Total	$2,122,000	$2,379,000	$3,786,000	$8,287,000	$980,351,000	$988,638,000	$136,000
Information on the past-due status of loans by class of financing receivable as of June 30, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,850,000	$—	$264,000	$2,114,000	$247,300,000	$249,414,000	$—
Construction	—	—	208,000	208,000	39,296,000	39,504,000	—
Other	124,000	—	138,000	262,000	127,987,000	128,249,000	—
Municipal	—	—	—	—	22,821,000	22,821,000	—
Residential
Term	810,000	2,314,000	3,146,000	6,270,000	371,820,000	378,090,000	90,000
Construction	160,000	—	—	160,000	14,055,000	14,215,000	—
Home equity line of credit	649,000	122,000	838,000	1,609,000	107,179,000	108,788,000	35,000
Consumer	152,000	130,000	111,000	393,000	21,635,000	22,028,000	111,000
Total	$3,745,000	$2,566,000	$4,705,000	$11,016,000	$952,093,000	$963,109,000	$236,000
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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of June 30, 2016 and 2015 and at December 31, 2015 is presented in the following table:

	June 30, 2016	December 31, 2015	June 30, 2015
Commercial
Real estate	$1,227,000	$915,000	$1,538,000
Construction	46,000	238,000	208,000
Other	378,000	66,000	429,000
Municipal	—	—	—
Residential
Term	4,291,000	5,260,000	5,698,000
Construction	—	—	—
Home equity line of credit	421,000	893,000	964,000
Consumer	115,000	—	95,000
Total	$6,478,000	$7,372,000	$8,932,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2016 is presented in the following table:

				For the six months ended June 30, 2016		For the quarter ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$6,654,000	$6,817,000	$—	$7,068,000	$145,000	$6,916,000	$66,000
Construction	46,000	46,000	—	60,000	1,000	40,000	—
Other	955,000	994,000	—	1,083,000	21,000	1,045,000	13,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,924,000	12,085,000	—	10,653,000	209,000	10,592,000	118,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	912,000	1,266,000	—	1,216,000	13,000	1,079,000	5,000
Consumer	—	—	—	—	—	—	—
	$19,491,000	$21,208,000	$—	$20,080,000	$389,000	$19,672,000	$202,000
With an Allowance Recorded
Commercial
Real estate	$4,031,000	$4,116,000	$369,000	$3,458,000	$71,000	$3,518,000	$35,000
Construction	788,000	788,000	97,000	857,000	18,000	788,000	10,000
Other	524,000	530,000	158,000	209,000	12,000	337,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	3,181,000	3,266,000	326,000	3,830,000	66,000	3,664,000	23,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	63,000	64,000	28,000	73,000	1,000	63,000	—
Consumer	115,000	115,000	51,000	19,000	—	38,000	—
	$8,702,000	$8,879,000	$1,029,000	$8,446,000	$168,000	$8,408,000	$80,000
Total
Commercial
Real estate	$10,685,000	$10,933,000	$369,000	$10,526,000	$216,000	$10,434,000	$101,000
Construction	834,000	834,000	97,000	917,000	19,000	828,000	10,000
Other	1,479,000	1,524,000	158,000	1,292,000	33,000	1,382,000	25,000
Municipal	—	—	—	—	—	—	—
Residential
Term	14,105,000	15,351,000	326,000	14,483,000	275,000	14,256,000	141,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	975,000	1,330,000	28,000	1,289,000	14,000	1,142,000	5,000
Consumer	115,000	115,000	51,000	19,000	—	38,000	—
	$28,193,000	$30,087,000	$1,029,000	$28,526,000	$557,000	$28,080,000	$282,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2015 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	81,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	46,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,220,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended June 30, 2015 is presented in the following table:

				For the six months ended June 30, 2015		For the quarter ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$8,986,000	$9,436,000	$—	$9,959,000	$182,000	$9,020,000	$93,000
Construction	—	—	—	—	—	—	—
Other	1,789,000	1,855,000	—	2,267,000	42,000	2,069,000	27,000
Municipal	—	—	—	—	—	—	—
Residential
Term	9,636,000	10,537,000	—	10,797,000	173,000	10,458,000	90,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,504,000	2,140,000	—	1,326,000	15,000	1,371,000	8,000
Consumer	95,000	138,000	—	52,000	3,000	80,000	—
	$22,010,000	$24,106,000	$—	$24,401,000	$415,000	$22,998,000	$218,000
With an Allowance Recorded
Commercial
Real estate	$3,580,000	$3,671,000	$225,000	$2,807,000	$71,000	$3,618,000	$39,000
Construction	989,000	989,000	275,000	1,311,000	25,000	1,249,000	13,000
Other	317,000	331,000	275,000	399,000	4,000	471,000	3,000
Municipal	—	—	—	—	—	—	—
Residential
Term	5,784,000	6,082,000	501,000	5,348,000	120,000	5,463,000	60,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	68,000	69,000	31,000	307,000	2,000	226,000	—
Consumer	—	—	—	—	—	—	2,000
	$10,738,000	$11,142,000	$1,307,000	$10,172,000	$222,000	$11,027,000	$117,000
Total
Commercial
Real estate	$12,566,000	$13,107,000	$225,000	$12,766,000	$253,000	$12,638,000	$132,000
Construction	989,000	989,000	275,000	1,311,000	25,000	1,249,000	13,000
Other	2,106,000	2,186,000	275,000	2,666,000	46,000	2,540,000	30,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,420,000	16,619,000	501,000	16,145,000	293,000	15,921,000	150,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,572,000	2,209,000	31,000	1,633,000	17,000	1,597,000	8,000
Consumer	95,000	138,000	—	52,000	3,000	80,000	2,000
	$32,748,000	$35,248,000	$1,307,000	$34,573,000	$637,000	$34,025,000	$335,000

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
As of June 30, 2016, the Company had 78 loans with a value of $22,595,000 that have been classified as TDRs. This compares to 84 loans with a value of $23,923,000 and 88 loans with a value of $25,791,000 classified as TDRs as of December 31, 2015 and June 30, 2015, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of June 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	11	$9,459,000	$105,000
Construction	1	788,000	97,000
Other	10	1,101,000	78,000
Municipal	—	—	—
Residential
Term	53	10,693,000	264,000
Construction	—	—	—
Home equity line of credit	3	554,000	—
Consumer	—	—	—
	78	$22,595,000	$544,000
The following table shows TDRs by class and the specific reserve as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$10,350,000	$85,000
Construction	1	788,000	94,000
Other	11	1,168,000	1,000
Municipal	—	—	—
Residential
Term	53	10,875,000	275,000
Construction	—	—	—
Home equity line of credit	4	742,000	—
Consumer	—	—	—
	84	$23,923,000	$455,000

The following table shows TDRs by class and the specific reserve as of June 30, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	17	$11,754,000	$130,000
Construction	1	781,000	68,000
Other	13	1,675,000	—
Municipal	—	—	—
Residential
Term	52	10,789,000	435,000
Construction	—	—	—
Home equity line of credit	5	792,000	—
Consumer	—	—	—
	88	$25,791,000	$633,000

As of June 30, 2016, nine of the loans classified as TDRs with a total balance of $979,000 were more than 30 days past due. Of these loans, one loan with a balance of $108,000 had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of June 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	1	10,000	—
Municipal	—	—	—
Residential
Term	8	969,000	49,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	9	$979,000	$49,000

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

For the three months and six months ended June 30, 2016 and 2015, no loans were placed on TDR status.
As of June 30, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,068,000. There were also eight loans with an outstanding balance of $879,000 that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $117,000, that were classified as TDRs, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of June 30, 2016, there were 13 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,514,000; this compares to 17 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,881,000 as of June 30, 2015.
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

A breakdown of the allowance for loan losses as of June 30, 2016, December 31, 2015, and June 30, 2015, by class of financing receivable and allowance element, is presented in the following tables:

As of June 30, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$369,000	$1,296,000	$2,290,000	$—	$3,955,000
Construction	97,000	80,000	141,000	—	318,000
Other	158,000	585,000	1,035,000	—	1,778,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	577,000	462,000	—	1,365,000
Construction	—	19,000	15,000	—	34,000
Home equity line of credit	28,000	475,000	377,000	—	880,000
Consumer	51,000	341,000	243,000	—	635,000
Unallocated	—	—	—	1,216,000	1,216,000
	$1,029,000	$3,373,000	$4,580,000	$1,216,000	$10,198,000

As of December 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89,000	$893,000	$2,138,000	$—	$3,120,000
Construction	302,000	82,000	196,000	—	580,000
Other	8,000	425,000	1,019,000	—	1,452,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	613,000	452,000	—	1,391,000
Construction	—	14,000	10,000	—	24,000
Home equity line of credit	29,000	500,000	364,000	—	893,000
Consumer	—	331,000	235,000	—	566,000
Unallocated	—	—	—	1,873,000	1,873,000
	$754,000	$2,858,000	$4,431,000	$1,873,000	$9,916,000

As of June 30, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$225,000	$1,017,000	$1,701,000	$—	$2,943,000
Construction	275,000	161,000	269,000	—	705,000
Other	275,000	522,000	874,000	—	1,671,000
Municipal	—	—	16,000	—	16,000
Residential
Term	501,000	303,000	380,000	—	1,184,000
Construction	—	12,000	15,000	—	27,000
Home equity line of credit	31,000	584,000	303,000	—	918,000
Consumer	—	373,000	207,000	—	580,000
Unallocated	—	—	—	1,864,000	1,864,000
	$1,307,000	$2,972,000	$3,765,000	$1,864,000	$9,908,000
Qualitative adjustment factors are taken into consideration when determining reserve estimates. These adjustment factors are based upon Management's evaluation of various current conditions, including those listed below.

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
The qualitative portion of the allowance for loan losses was 0.44% of related loans as of June 30, 2016 and 0.45% as of December 31, 2015. The qualitative portion increased $149,000 between December 31, 2015 and June 30, 2016 due to an increase in loans outstanding. Due to the increased commercial loan volume and potential weaknesses in a small number of credits which are currently performing, the Company is carrying a $1,000,000 overlay in qualitative reserves.
The unallocated component of the allowance totaled $1,216,000 at June 30, 2016, or 11.9% of the total reserve, down from the first quarter 2016 and is directionally consistent with our improved credit quality. This compares to $1,873,000 or 18.9% as of December 31, 2015. Changes in various elements of the allowance caused the period-to-period decrease. Management feels the change in the unallocated is consistent with improvement in credit quality and the effect of loan portfolio growth.
The allowance for loan losses as a percent of total loans stood at 0.98% as of June 30, 2016. This compares to 1.00% of total loans as of December 31, 2015 and 1.03% of total loans as of June 30, 2015.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.4% of capital are below the regulatory limit of 100.0% of capital at June 30, 2016. Construction loans and non-owner-occupied commercial real estate loans are at 105.6% of total capital, below the regulatory limit of 300.0% of capital at June 30, 2016.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of June 30, 2016:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$3,000	$—	$897,000	$—	$900,000
2 Above Average	27,602,000	54,000	7,567,000	23,898,000	59,121,000
3 Satisfactory	71,595,000	995,000	25,038,000	1,633,000	99,261,000
4 Average	136,010,000	11,769,000	72,919,000	—	220,698,000
5 Watch	41,328,000	5,621,000	24,702,000	—	71,651,000
6 OAEM	9,443,000	—	2,587,000	—	12,030,000
7 Substandard	17,331,000	—	2,941,000	—	20,272,000
8 Doubtful	—	—	—	—	—
Total	$303,312,000	$18,439,000	$136,651,000	$25,531,000	$483,933,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the six months ended June 30, 2016.

The following table presents allowance for loan losses activity by class for the six months and quarter ended June 30, 2016, and allowance for loan loss balances by class and related loan balances by class as of June 30, 2016:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the six months ended June 30, 2016
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Charge offs	33,000	58,000	30,000	—	266,000	—	122,000	157,000	—	666,000
Recoveries	—	—	56,000	—	74,000	—	2,000	66,000	—	198,000
Provision (credit)	868,000	(204,000)	300,000	—	166,000	10,000	107,000	160,000	(657,000)	750,000
Ending balance	$3,955,000	$318,000	$1,778,000	$17,000	$1,365,000	$34,000	$880,000	$635,000	$1,216,000	$10,198,000
For the three months ended June 30, 2016
Beginning balance	$3,524,000	$345,000	$1,676,000	$17,000	$1,474,000	$33,000	$905,000	$654,000	$1,591,000	$10,219,000
Charge offs	33,000	—	30,000	—	246,000	—	73,000	94,000	—	476,000
Recoveries	—	—	36,000	—	9,000	—	1,000	34,000	—	80,000
Provision (credit)	464,000	(27,000)	96,000	—	128,000	1,000	47,000	41,000	(375,000)	375,000
Ending balance	$3,955,000	$318,000	$1,778,000	$17,000	$1,365,000	$34,000	$880,000	$635,000	$1,216,000	$10,198,000
Allowance for loan losses as of June 30, 2016
Ending balance specifically evaluated for impairment	$369,000	$97,000	$158,000	$—	$326,000	$—	$28,000	$51,000	$—	$1,029,000
Ending balance collectively evaluated for impairment	$3,586,000	$221,000	$1,620,000	$17,000	$1,039,000	$34,000	$852,000	$584,000	$1,216,000	$9,169,000
Related loan balances as of June 30, 2016
Ending balance	$303,312,000	$18,439,000	$136,651,000	$25,531,000	$403,461,000	$13,403,000	$112,536,000	$24,880,000	$—	$1,038,213,000
Ending balance specifically evaluated for impairment	$10,685,000	$834,000	$1,479,000	$—	$14,105,000	$—	$975,000	$115,000	$—	$28,193,000
Ending balance collectively evaluated for impairment	$292,627,000	$17,605,000	$135,172,000	$25,531,000	$389,356,000	$13,403,000	$111,561,000	$24,765,000	$—	$1,010,020,000

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

As of June 30, 2016, 108,710 shares of restricted stock had been granted under the 2010 Plan, of which 67,064 shares remain restricted as of June 30, 2016 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2012	5.0	7,996	0.5
2013	5.0	14,776	1.5
2014	5.0	10,422	2.5
2015	5.0	12,023	3.5
2016	1.0	6,832	0.5
2016	5.0	15,015	4.5
		67,064	2.5
The compensation cost related to these restricted stock grants is $1,140,000 and will be recognized over the vesting terms of each grant. In the six months ended June 30, 2016, $132,000 of expense was recognized for these restricted shares, leaving $623,000 in unrecognized expense as of June 30, 2016. In the six months ended June 30, 2015, $148,000 of expense was recognized for restricted shares, leaving $493,000 in unrecognized expense as of June 30, 2015.
The Company established a shareholder-approved stock option plan in 1995 (the "1995 Plan"), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The option price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option's maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from the date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted, and as of January 16, 2015, all options granted under the 1995 plan had been exercised or expired.

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

Common Stock
Proceeds from sale of common stock totaled $258,000 and $225,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2016 and 2015:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2016
Net income as reported	$9,127,000
Basic EPS: Income available to common shareholders	9,127,000	10,710,483	$0.85
Effect of dilutive securities: restricted stock and warrants		101,306
Diluted EPS: Income available to common shareholders plus assumed conversions	$9,127,000	10,811,789	$0.84
For the six months ended June 30, 2015
Net income as reported	$8,249,000
Basic EPS: Income available to common shareholders	8,249,000	10,668,345	$0.77
Effect of dilutive securities: restricted stock and warrants		72,416
Diluted EPS: Income available to common shareholders plus assumed conversions	$8,249,000	10,740,761	$0.77

The following table sets forth the computation of basic and diluted EPS for the quarters ended June 30, 2016 and 2015.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended June 30, 2016
Net income as reported	$4,624,000
Basic EPS: Income available to common shareholders	4,624,000	10,712,418	$0.43
Effect of dilutive securities: restricted stock and warrants		106,289
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,624,000	10,818,707	$0.43
For the quarter ended June 30, 2015
Net income as reported	$4,074,000
Basic EPS: Income available to common shareholders	4,074,000	10,671,596	$0.38
Effect of dilutive securities: restricted stock and warrants		77,263
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,074,000	10,748,859	$0.38
All earnings per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are unvested shares of restricted stock granted to certain key members of Management and the warrants. The number of dilutive shares is calculated using the treasury method, assuming that all warrants were exercisable at the end of each period. Warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect would be anti-dilutive.
The following table presents the number of warrants outstanding as of June 30, 2016 and 2015 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and six months ended June 30, 2016
Warrants to private parties	226,819	226,819	—
Total	226,819	226,819	—
For the three and six months ended June 30, 2015
Warrants issued to Treasury	226,819	226,819	—
Total	226,819	226,819	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2015. The amount for 2016 has not been established. The expense related to the 401(k) plan was $226,000 and $232,000 for the six months ended June 30, 2016 and 2015, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $108,000 for the six months ended June 30, 2016 and $156,000 for the same period in 2015. As of June 30, 2016, the associated accrued liability included in other liabilities in the balance sheet was $3,083,000 compared to $3,088,000 and $3,049,000 at December 31, 2015 and June 30, 2015, respectively.

Post-Retirement Benefit Plans
The Bank sponsors two post-retirement benefit plans. One plan currently provides a subsidy for health insurance premiums to certain retired employees and a future subsidy for seven active employees who were age 50 and over in 1996. These subsidies are based on years of service and range between $40 and $1,200 per month per person. The other plan provides life insurance coverage to certain retired employees and health insurance for retired directors. None of these plans are pre-funded. The Company utilizes FASB ASC Topic 712 to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The following table sets forth the accumulated postretirement benefit obligation and funded status:

	At or for the six months ended June 30,
	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,967,000	$1,928,000
Service cost	—	—
Interest cost	42,000	36,000
Benefits paid	(60,000)	(52,000)
Benefit obligation at end of period	$1,949,000	$1,912,000
Funded status
Benefit obligation at end of period	$(1,949,000)	$(1,912,000)
Unamortized loss	240,000	192,000
Accrued benefit cost at end of period	$(1,709,000)	$(1,720,000)
The following table sets forth the net periodic pension cost:

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	42,000	36,000	21,000	18,000
Net periodic benefit cost	$42,000	$36,000	$21,000	$18,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	June 30, 2016	December 31, 2015	June 30, 2015
Unamortized net actuarial loss	$(240,000)	$(240,000)	$(192,000)
Deferred tax benefit at 35%	84,000	84,000	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(156,000)	$(156,000)	$(125,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the six months and quarters ended June 30, 2016 and 2015.

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,123,000	$2,522,000	$2,975,000	$2,579,000
Unrealized gains (losses) arising during the period	4,957,000	(965,000)	1,570,000	(2,448,000)
Reclassification of realized (gains) losses during the period	(531,000)	(1,395,000)	5,000	—
Related deferred taxes	(1,549,000)	826,000	(550,000)	857,000
Net change	2,877,000	(1,534,000)	1,025,000	(1,591,000)
Balance at end of period	$4,000,000	$988,000	$4,000,000	$988,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the six months and quarters ended June 30, 2016 and 2015.

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(112,000)	$(48,000)	$(123,000)	$(67,000)
Amortization of net unrealized losses	(32,000)	(54,000)	(15,000)	(25,000)
Related deferred taxes	11,000	18,000	5,000	8,000
Net change	(21,000)	(36,000)	(10,000)	(17,000)
Balance at end of period	$(133,000)	$(84,000)	$(133,000)	$(84,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the six months and quarters ended June 30, 2016 and 2015.

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$—	$—	$—	$—
Unrealized losses on cash flow hedging derivatives arising during the period	(208,000)	—	(208,000)	—
Related deferred taxes	73,000	—	73,000	—
Net change	(135,000)	—	(135,000)	—
Balance at end of period	$(135,000)	$—	$(135,000)	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the six months and quarters ended June 30, 2016 and 2015.

	For the six months ended June 30,		For the quarter ended June 30,
	2016	2015	2016	2015
Unrecognized postretirement benefits at beginning of period	$(156,000)	$(125,000)	$(156,000)	$(125,000)
Amortization of unrecognized transition obligation	—	—	—	—
Change in unamortized net actuarial gain (loss)	—	—	—	—
Related deferred taxes	—	—	—	—
Unrecognized postretirement benefits at end of period	$(156,000)	$(125,000)	$(156,000)	$(125,000)

Note 10 - Financial Derivative Instruments

As part of its overall asset and liability management strategy, the Company periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant effect on net interest income.
The Company recognizes its derivative instruments on the consolidated balance sheet at fair value.  On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.
In 2016, interest rate swaps were contracted to limit the Company’s exposure to rising interest rates on short-term liabilities indexed to one-month London Inter-bank Offered Rates (LIBOR). The interest rate swaps were designated as cash flow hedges.
The details of the interest rate swap agreements are as follows:

					As of June 30
					2016	2015
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$(153,000)	$—
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	$(55,000)	—
$50,000,000					$(208,000)	$—
(1) Presented within other liabilities in the consolidated balance sheet.

The Company would reclassify unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings if the interest rate swaps were to become ineffective or the swaps were to terminate. In the next 12 months, the Company does not believe it will be required to reclassify any unrealized gains or losses accounted for within accumulated other comprehensive income (loss) into earnings as a result of ineffectiveness or swap termination. Amounts paid or received under the swaps are reported in interest expense in the statement of income, and in interest paid in the statement of cash flows.

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of June 30, 2016, the prepayment assumption using the PSA model was 293, which translates into an anticipated prepayment rate of 17.58%. The discount rate is the quarterly average 10 year U.S. Treasury plus 4.45%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the six months ended June 30, 2016 and 2015, servicing rights capitalized totaled $173,000 and $227,000, respectively. Servicing rights capitalized for the three-month periods ended June 30, 2016 and 2015, were $173,000 and $163,000 respectively. Servicing rights amortized for the six months ended June 30, 2016 and 2015, were $212,000 and $221,000, respectively. The fair value of servicing rights was $1,489,000, $1,915,000 and $1,914,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The Bank serviced loans for others totaling $229,924,000, $223,610,000 and $217,367,000 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	June 30, 2016	December 31, 2015	June 30, 2015
Mortgage servicing rights	$5,520,000	$5,747,000	$6,266,000
Accumulated amortization	(4,433,000)	(4,619,000)	(5,170,000)
Impairment reserve	(139,000)	(35,000)	(25,000)
	$948,000	$1,093,000	$1,071,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at June 30, 2016 and 2015, and at December 31, 2015:

	June 30, 2016	December 31, 2015	June 30, 2015
Certificates of deposit < $100,000	$237,382,000	$158,529,000	$161,518,000
Certificates $100,000 to $250,000	199,599,000	175,077,000	278,429,000
Certificates $250,000 and over	42,568,000	37,376,000	38,172,000
	$479,549,000	$370,982,000	$478,119,000

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016, December 31, 2015 and June 30, 2015.

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Treasury and agency	$—	$522,000	$—	$522,000
Mortgage-backed securities	$—	$219,353,000	$—	$219,353,000
State and political subdivisions	—	18,415,000	—	18,415,000
Other equity securities	—	3,037,000	—	3,037,000
Total assets	$—	$241,327,000	$—	$241,327,000

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	$—	$208,000	$—	$208,000
Total liabilities	$—	$208,000	$—	$208,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$195,110,000	$—	$195,110,000
State and political subdivisions	—	24,506,000	—	24,506,000
Other equity securities	—	3,423,000	—	3,423,000
Total assets	$—	$223,039,000	$—	$223,039,000

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$185,592,000	$—	$185,592,000
State and political subdivisions	—	25,040,000	—	25,040,000
Other equity securities	—	3,182,000	—	3,182,000
Total assets	$—	$213,814,000	$—	$213,814,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $115,000, $162,000 and $332,000 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $567,000, $292,000 and $805,000 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,129,000	$—	$1,129,000
Impaired loans	—	1,889,000	—	1,889,000
Total assets	$—	$3,018,000	$—	$3,018,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,532,000	$—	$1,532,000
Impaired loans	—	699,000	—	699,000
Total assets	$—	$2,231,000	$—	$2,231,000

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$2,192,000	$—	$2,192,000
Impaired loans	—	1,830,000	—	1,830,000
Total assets	$—	$4,022,000	$—	$4,022,000

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
The carrying amount and estimated fair values for financial instruments as of June 30, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,838,000	$20,838,000	$20,838,000	$—	$—
Interest bearing deposits in other banks	7,568,000	7,568,000	7,568,000	—	—
Securities available for sale	241,327,000	241,327,000	—	241,327,000	—
Securities to be held to maturity	216,272,000	225,200,000	—	225,200,000	—
Restricted equity securities	14,441,000	14,441,000	—	14,441,000	—
Loans held for sale	1,553,000	1,553,000	—	1,553,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	298,822,000	294,749,000	—	544,000	294,205,000
Construction	18,078,000	17,832,000	—	—	17,832,000
Other	134,632,000	134,567,000	—	348,000	134,219,000
Municipal	25,512,000	26,833,000	—	—	26,833,000
Residential
Term	401,911,000	410,502,000	—	933,000	409,569,000
Construction	13,364,000	13,289,000	—	—	13,289,000
Home equity line of credit	111,537,000	110,635,000	—	—	110,635,000
Consumer	24,159,000	24,126,000	—	64,000	24,062,000
Total loans	1,028,015,000	1,032,533,000	—	1,889,000	1,030,644,000
Mortgage servicing rights	948,000	1,489,000	—	1,489,000	—
Accrued interest receivable	6,372,000	6,372,000	—	6,372,000	—
Financial liabilities
Demand deposits	$130,168,000	$134,043,000	$—	$134,043,000	$—
NOW deposits	254,136,000	253,251,000	—	253,251,000	—
Money market deposits	73,030,000	68,204,000	—	68,204,000	—
Savings deposits	208,826,000	196,812,000	—	196,812,000	—
Local certificates of deposit	211,006,000	213,726,000	—	213,726,000	—
National certificates of deposit	268,543,000	268,873,000	—	268,873,000	—
Total deposits	1,145,709,000	1,134,909,000	—	1,134,909,000	—
Repurchase agreements	82,965,000	81,775,000	—	81,775,000	—
Federal Home Loan Bank advances	200,130,000	202,184,000	—	202,184,000	—
Total borrowed funds	283,095,000	283,959,000	—	283,959,000	—
Interest rate swap agreements	208,000	208,000	—	208,000	—
Accrued interest payable	499,000	499,000	—	499,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,299,000	$14,299,000	$14,299,000	$—	$—
Interest bearing deposits in other banks	4,013,000	4,013,000	4,013,000	—	—
Securities available for sale	223,039,000	223,039,000	—	223,039,000	—
Securities to be held to maturity	240,023,000	243,123,000	—	243,123,000	—
Restricted equity securities	14,257,000	14,257,000	—	14,257,000	—
Loans held for sale	349,000	349,000	—	349,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	265,616,000	262,763,000	—	—	262,763,000
Construction	24,166,000	23,906,000	—	—	23,906,000
Other	126,551,000	126,141,000	—	—	126,141,000
Municipal	19,730,000	20,331,000	—	—	20,331,000
Residential
Term	401,315,000	405,315,000	—	—	405,315,000
Construction	8,421,000	8,379,000	—	—	8,379,000
Home equity line of credit	109,101,000	108,118,000	—	699,000	107,419,000
Consumer	23,822,000	23,754,000	—	—	23,754,000
Total loans	978,722,000	978,707,000	—	699,000	978,008,000
Mortgage servicing rights	1,093,000	1,915,000	—	1,915,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$130,566,000	$125,651,000	$—	$125,651,000	$—
NOW deposits	242,638,000	224,627,000	—	224,627,000	—
Money market deposits	92,994,000	82,050,000	—	82,050,000	—
Savings deposits	206,009,000	181,010,000	—	181,010,000	—
Local certificates of deposit	201,420,000	201,013,000	—	201,013,000	—
National certificates of deposit	169,562,000	169,617,000	—	169,617,000	—
Total deposits	1,043,189,000	983,968,000	—	983,968,000	—
Repurchase agreements	87,103,000	82,168,000	—	82,168,000	—
Federal Home Loan Bank advances	250,354,000	250,027,000	—	250,027,000	—
Total borrowed funds	337,457,000	332,195,000	—	332,195,000	—
Accrued interest payable	435,000	435,000	—	435,000	—
The carrying amount and estimated fair values for financial instruments as of June 30, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,481,000	$16,481,000	$16,481,000	$—	$—
Interest bearing deposits in other banks	24,565,000	24,565,000	24,565,000	—	—
Securities available for sale	213,814,000	213,814,000	—	213,814,000	—
Securities to be held to maturity	249,250,000	248,698,000	—	248,698,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	245,788,000	243,426,000	—	170,000	243,256,000
Construction	38,636,000	38,265,000	—	—	38,265,000
Other	126,191,000	126,149,000	—	25,000	126,124,000
Municipal	22,801,000	23,092,000	—	—	23,092,000
Residential
Term	376,632,000	382,268,000	—	1,635,000	380,633,000
Construction	14,182,000	14,150,000	—	—	14,150,000
Home equity line of credit	107,657,000	106,966,000	—	—	106,966,000
Consumer	21,314,000	21,393,000	—	—	21,393,000
Total loans	953,201,000	955,709,000	—	1,830,000	953,879,000
Mortgage servicing rights	1,071,000	1,914,000	—	1,914,000	—
Accrued interest receivable	6,180,000	6,180,000	—	6,180,000	—
Financial liabilities
Demand deposits	$107,244,000	$102,223,000	$—	$102,223,000	$—
NOW deposits	221,964,000	202,972,000	—	202,972,000	—
Money market deposits	102,219,000	89,208,000	—	89,208,000	—
Savings deposits	186,777,000	162,469,000	—	162,469,000	—
Local certificates of deposit	194,653,000	194,877,000	—	194,877,000	—
National certificates of deposit	283,466,000	283,514,000	—	283,514,000	—
Total deposits	1,096,323,000	1,035,263,000	—	1,035,263,000	—
Repurchase agreements	87,875,000	82,365,000	—	82,365,000	—
Federal Home Loan Bank advances	190,138,000	192,471,000	—	192,471,000	—
Total borrowed funds	278,013,000	274,836,000	—	274,836,000	—
Accrued interest payable	506,000	506,000	—	506,000	—

Note 16 – Impact of Recently Issued Accounting Standards
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU will not have a material effect on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

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
Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the consolidated balance sheets at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income (loss) and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2016	2015	2016	2015
Net interest income as presented	$21,680	$19,780	$10,951	$10,078
Effect of tax-exempt income	1,506	1,557	759	774
Net interest income, tax equivalent	$23,186	$21,337	$11,710	$10,852
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2016	2015	2016	2015
Non-interest expense, as presented	$14,445	$14,245	$7,245	$6,980
Net interest income, as presented	21,680	19,780	10,951	10,078
Effect of tax-exempt income	1,506	1,557	759	774
Non-interest income, as presented	5,970	6,492	3,006	2,834
Effect of non-interest tax-exempt income	178	90	89	45
Net securities (gains) losses	(531)	(1,395)	5	—
Adjusted net interest income plus non-interest income	$28,803	$26,524	$14,810	$13,731
Non-GAAP efficiency ratio	50.15%	53.71%	48.92%	50.83%
GAAP efficiency ratio	52.24%	54.22%	51.91%	54.06%
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

	For the six months ended June 30,		For the quarter ended June 30,
Dollars in thousands	2016	2015	2016	2015
Average shareholders' equity as presented	$172,950	$164,837	$174,346	$165,527
Less average intangible assets	(30,098)	(30,143)	(30,085)	(30,151)
Average tangible shareholders' common equity	$142,852	$134,694	$144,261	$135,376

Executive Summary
Net income for the six months ended June 30, 2016 was $9.1 million, up $878,000 or 10.6% from the same period in 2015. Earnings per common share on a fully diluted basis were $0.84 for the six months ended June 30, 2016, up $0.07 or 9.1% from the $0.77 posted for the same period in 2015. For the quarter ended June 30, 2016, net income was $4.6 million, up $550,000 or 13.5% from the same period in 2015. Earnings per common share on a fully diluted basis were $0.43 for the quarter ended June 30, 2016, up $0.05 or 13.2% from the $0.38 posted in 2015. Compared to the previous quarter, net income was up $121,000 or 2.7% and earnings per common share on a fully diluted basis were up $0.01 or 2.4%.
This was another excellent quarter for The First Bancorp, Inc. and the best quarter in the Company's history, with net income $121,000 above the record set in the first quarter of 2016. It was also the fourth quarter in the past six quarters which set a new net income record. Increased net interest income has been the key element in our strong performance in 2016, and has been driven by strong growth in earning assets. We also increased the dividend in the second quarter to 23 cents per share per quarter and we continue to pay out more than half of our net income to our shareholders in the form of cash dividends.
Net interest income on a tax-equivalent basis was up $1.8 million or 8.7% in the six months ended June 30, 2016 compared to the same period in 2015, with almost all of the increase attributable to growth in earning assets, specifically in the loan portfolio, and a small amount attributable to an improved net interest margin of 3.14% in 2016 versus 3.08% in 2015 due to lower funding costs.
For the quarter ended June 30, 2016, net interest income on a tax-equivalent basis increased $858,000 or 7.9% compared to the same period in 2015. Compared to the previous quarter, net interest income on a tax-equivalent basis was up $233,000 or 2.0%.
Non-interest income for the six months ended June 30, 2016 was $522,000 or 8.0% lower than in the six months ended June 30, 2015. This was primarily due to a lower level of gains from sale of securities. Non-interest expense for the six months ended June 30, 2016 was $200,000 or 1.4% higher than in the same period in 2015, primarily due to increased marketing costs as part of the Bank's rebranding campaign.
The other driver of our performance, credit quality, continues on the path of significant improvement that we have seen for the past several quarters. Non-performing assets stood at 0.47% of total assets as of June 30, 2016 - well below the 0.72% of total assets as of June 30, 2015 and down from 0.57% as of December 31, 2015. Total past-due loans were 1.04% of total loans as of June 30, 2016, compared to 0.84% of total loans as of December 31, 2015, and down from 1.14% as of June 30, 2015.
The provision for loan losses for the first six months of 2016 was $750,000, $150,000 or 16.7% lower than in the same period in 2015. Net loan chargeoffs for the six months ended June 30, 2016 were $468,000 or 0.09% of average loans on an annualized basis. This was down $868,000 from net chargeoffs of $1.3 million or 0.29% of average loans on an annualized basis for the six months ended June 30, 2015. The allowance for loan losses increased $282,000 between December 31, 2015 and June 30, 2016, and is 0.98% of loans outstanding as of June 30, 2016, down from 1.00% at December 31, 2015 and down from 1.03% a year ago.
Total assets have increased $56.6 million or 3.6% year-to-date. The loan portfolio increased $49.6 million or 5.0% in the six months ended June 30, 2016 and $75.1 million or 7.8% from a year ago. After topping the $1.0 billion mark in the first quarter of this year, the loan portfolio continued to see very healthy demand in the second quarter. The majority of the loan growth has been in commercial and municipal loans, with modest growth in other loan categories. The investment portfolio has decreased $5.3 million year-to-date as a result of sale of securities in the first quarter, and decreased $4.9 million or 1.0% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $13.9 million or 2.4% year-to-date and increased $77.1 million or 15.0% over the past year. The year-to-date increase is in line with our normal seasonal fluctuation. Local certificates of deposit ("CDs") increased $16.3 million and wholesale CDs decreased $14.9 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.36%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.85% for the six months ended June 30, 2016 compared to 12.35% for the same period in 2015. Based upon March 31, 2016 data, our return on average tangible common equity was in the top 15% of all banks in the UBPR peer group, which had an average return on equity of 9.20%. Our efficiency ratio continues to be an important component in our overall performance and dropped over 3.0% to 50.15% for the six months ended June 30, 2016, from 53.71% for the same period in 2015. This ratio remains well below the UBPR peer group average of 64.88% as of March 31, 2016.
Net Interest Income
Total interest income of $26.9 million for the six months ended June 30, 2016 was an increase of $1,937,000 or 7.8% compared to total interest income of $24.9 million for the same period of 2015. Total interest expense of $5.2 million for the six months ended June 30, 2016 was virtually the same as for the six months ended June 30, 2015. As a result, net interest income of $21.7 million for the six months ended June 30, 2016 was an increase of $1.9 million or 9.6% compared to net interest income of $19.8 million for the same period ended June 30, 2015. The Company's net interest margin on a tax-equivalent basis increased from 3.08% for the six months ended June 30, 2015 to 3.14% for the six months ended June 30, 2016. Tax-exempt interest income amounted to $2.8 million for the six months ended June 30, 2016 and $2.9 million for the same period of 2015.
Total interest income of $13.6 million for the quarter ended June 30, 2016 is a 8.2% increase from total interest income of $12.6 million in the comparable period of 2015. Total interest expense of $2.6 million for the quarter ended June 30, 2016 is a 6.1% increase from total interest expense of $2.5 million for the comparable period of 2015. As a result, net interest income increased 8.7% or $873,000 to $11.0 million for the quarter ended June 30, 2016, from the $10.1 million reported for the same period in 2015. The Company's net interest margin on a tax-equivalent basis increased from 3.07% for the quarter ended June 30, 2015 to 3.15% for the quarter ended June 30, 2016. Tax-exempt interest income amounted to $1.4 million for the quarters ended June 30, 2016 and 2015.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the six months and quarters ended June 30, 2016 and 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

	For the six months ended
	June 30, 2016		June 30, 2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$8	0.52%	$13	0.23%
Investments	8,472	3.61%	8,318	3.79%
Loans held for sale	10	3.85%	8	4.25%
Loans	19,892	3.96%	18,157	3.89%
Total interest income	28,382	3.84%	26,496	3.83%
Interest expense
Deposits	2,844	0.59%	2,759	0.61%
Other borrowings	2,352	1.51%	2,400	1.68%
Total interest expense	5,196	0.82%	5,159	0.87%
Net interest income	$23,186		$21,337
Interest rate spread		3.02%		2.96%
Net interest margin		3.14%		3.08%

	For the quarters ended
	June 30, 2016		June 30, 2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$5	0.52%	$8	0.21%
Investments	4,266	3.64%	4,105	3.68%
Loans held for sale	7	3.90%	5	4.16%
Loans	10,081	3.97%	9,230	3.87%
Total interest-earning assets	14,359	3.86%	13,348	3.77%
Interest expense
Deposits	1,491	0.60%	1,316	0.56%
Other borrowings	1,158	1.58%	1,180	1.69%
Total interest expense	2,649	0.83%	2,496	0.82%
Net interest income	$11,710		$10,852
Interest rate spread		3.03%		2.96%
Net interest margin		3.15%		3.07%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the six months and quarters ended June 30, 2016 compared to 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

For the six months ended June 30, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(9)	$17	$(13)	$(5)
Investment securities	547	(368)	(25)	154
Loans held for sale	3	(1)	—	2
Loans	1,332	375	28	1,735
Change in interest income	1,873	23	(10)	1,886
Interest expense
Deposits	166	(77)	(4)	85
Other borrowings	197	(227)	(18)	(48)
Change in interest expense	363	(304)	(22)	37
Change in net interest income	$1,510	$327	$12	$1,849

1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended June 30, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(6)	$11	$(8)	$(3)
Investment securities	218	(54)	(3)	161
Loans held for sale	2	—	—	2
Loans	628	209	14	851
Change in interest income	842	166	3	1,011
Interest expense
Deposits	69	101	5	175
Other borrowings	68	(85)	(5)	(22)
Change in interest expense	137	16	—	153
Change in net interest income	$705	$150	$3	$858

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the six months and quarters ended June 30, 2016 and 2015.

	For the six months ended		For the quarters ended
Dollars in thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Assets
Cash and cash equivalents	$18,066	$13,960	$19,430	$14,353
Interest-bearing deposits in other banks	3,100	11,447	3,903	15,153
Securities available for sale	223,418	166,832	226,641	178,411
Securities to be held to maturity	234,347	262,354	230,027	254,766
Restricted equity securities, at cost	14,448	13,912	14,186	13,912
Loans held for sale	522	380	721	482
Loans	1,009,068	940,101	1,020,670	955,671
Allowance for loan losses	(10,154)	(10,180)	(10,233)	(10,237)
Net loans	998,914	929,921	1,010,437	945,434
Accrued interest receivable	5,462	5,144	5,675	5,380
Premises and equipment	21,486	22,337	21,303	22,187
Other real estate owned	1,619	2,713	1,541	2,316
Goodwill	29,805	29,805	29,805	29,805
Other assets	32,403	22,228	32,613	22,203
Total Assets	$1,583,590	$1,481,033	$1,596,282	$1,504,402

Liabilities & Shareholders' Equity
Demand deposits	$119,107	$104,024	$120,322	$103,721
NOW deposits	241,877	204,034	248,732	209,731
Money market deposits	77,114	100,640	73,903	103,889
Savings deposits	205,570	175,542	205,263	184,204
Certificates of deposit	439,437	429,017	463,634	444,500
Total deposits	1,083,105	1,013,257	1,111,854	1,046,045
Borrowed funds – short term	162,978	158,406	145,180	143,035
Borrowed funds – long term	150,130	130,935	150,130	136,239
Dividends payable	942	1,067	947	1,082
Other liabilities	13,485	12,531	13,825	12,474
Total Liabilities	1,410,640	1,316,196	1,421,936	1,338,875
Shareholders' Equity:
Common stock	108	107	108	107
Additional paid-in capital	60,043	59,266	60,149	59,359
Retained earnings	110,429	103,321	111,503	104,058
Net unrealized gain on securities available-for-sale	2,648	2,332	2,869	2,201
Net unrealized loss on securities transferred from available for sale to held to maturity	(121)	(64)	(126)	(73)
Net unrealized loss on cash flow hedging derivative instruments	(1)	—	(1)	—
Net unrealized loss on postretirement benefit costs	(156)	(125)	(156)	(125)
Total Shareholders' Equity	172,950	164,837	174,346	165,527
Total Liabilities & Shareholders' Equity	$1,583,590	$1,481,033	$1,596,282	$1,504,402

Non-Interest Income
Non-interest income of $6.0 million for the six months ended June 30, 2016 is a decrease of $522,000 compared to the same period in 2015. This was primarily due to a lower level of gains from sale of securities. Non-interest income was $3.0 million for the quarter ended June 30, 2016, an increase of 6.1% from the $2.8 million reported for the quarter ended June 30, 2015. This increase was attributable to an increase in other operating income.
Non-Interest Expense
Non-interest expense of $14.4 million for the six months ended June 30, 2016 is an increase of 1.4% or $200,000 compared to non-interest expense of $14.2 million for the same period in 2015, primarily due to increased marketing costs as part of the Bank's rebranding campaign. The Company's efficiency ratio has dropped more than 3.0% to 50.15% for the six months ended June 30, 2016 from 53.71% for the same period in 2015. Noninterest expense of $7.2 million for the quarter ended June 30, 2016 is an increase of 3.80% compared to noninterest expense of $7.0 million for the same period in 2015 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $3.3 million for the six months ended June 30, 2016, up $450,000 from the same period in 2015. This is in line with the increase in the Company's level of income before income taxes.
Investments
The Company's investment portfolio decreased by $5.3 million between December 31, 2015, and June 30, 2016. As of June 30, 2016, mortgage-backed securities had a carrying value of $256.4 million and a fair value of $258.1 million. Of this total, securities with a fair value of $158.2 million or 61.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $99.9 million or 38.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $133,000 at June 30, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of June 30, 2016 and 2015 and December 31, 2015.

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Securities available for sale
U.S. Treasury and agency	$522	$—	$—
Mortgage-backed securities	219,353	195,110	185,592
State and political subdivisions	18,415	24,506	25,040
Other equity securities	3,037	3,423	3,182
	$241,327	$223,039	$213,814
Securities to be held to maturity
U.S. government-sponsored agencies	$35,962	$71,000	$75,982
Mortgage-backed securities	37,096	42,193	48,655
State and political subdivisions	138,914	122,530	124,313
Corporate securities	4,300	4,300	300
	$216,272	$240,023	$249,250
Restricted equity securities
Federal Home Loan Bank Stock	$13,404	$13,220	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$14,441	$14,257	$13,912
Total securities	$472,040	$477,319	$476,976

The following table sets forth yields and contractual maturities of the Company's investment securities as of June 30, 2016. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	522	3.18%	35,962	3.18%
Total	522	3.18%	35,962	3.18%
Mortgage-Backed Securities
Due in 1 year or less	2,072	3.56%	5	0.15%
Due in 1 to 5 years	2,848	3.12%	7,400	2.67%
Due in 5 to 10 years	23,174	2.93%	12,957	2.90%
Due after 10 years	191,259	2.68%	16,734	3.90%
Total	219,353	2.72%	37,096	3.30%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,542	6.95%
Due in 1 to 5 years	584	6.14%	5,762	6.15%
Due in 5 to 10 years	2,665	6.23%	25,722	5.93%
Due after 10 years	15,166	5.71%	105,888	4.82%
Total	18,415	5.79%	138,914	5.11%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,037	2.69%	—	0.00%
	$241,327	2.95%	$216,272	4.48%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at June 30, 2016 amounted to $293,000, or 0.07% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount was $3.5 million, or 0.76% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of June 30, 2016, the Company had temporarily impaired securities with a fair value of $24.7 million and unrealized losses of $293,000, as identified in the table below. This was down from December 31, 2015 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $2.7 million as of June 30, 2016, compared with $21.0 million at December 31, 2015. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at June 30, 2016:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$21,849	$(168)	$2,615	$(80)	$24,464	$(248)
Other equity securities	135	(15)	93	(30)	228	(45)
	$21,984	$(183)	$2,708	$(110)	$24,692	$(293)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of June 30, 2016, there were no unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at June 30, 2016.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of June 30, 2016, there were $248,000 of unrealized losses on these securities compared with $1.1 million at December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at June 30, 2016 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of June 30, 2016, there were no unrealized losses on these securities compared to $87,000 at December 31, 2015. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At June 30, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2016 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Corporate securities. There were no unrealized losses on corporate securities as of June 30, 2016, or at December 31, 2015. Corporate securities are dependent on the operating performance of the issuers. At June 30, 2016, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other equity securities. As of June 30, 2016, the total unrealized losses on other equity securities amounted to $45,000 compared with $6,000 at December 31, 2015. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at June 30, 2016.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of June 30, 2016, 2015 and December 31, 2015, the Bank's investment in FHLB stock totaled $13.4 million, $12.9 million and $13.2 million. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2016. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of June 30, 2016, the Bank had $1.6 million in loans held for sale. This compares to $349,000 in loans held for sale at December 31, 2015 and no loans held for sale at June 30, 2015. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first six months of 2016, with total loans at $1.04 billion at June 30, 2016, up $49.6 million or 5.0% from total loans of $988.6 million at December 31, 2015. Commercial loans increased $35.7 million or 8.5% between December 31, 2015 and June 30, 2016, municipal loans increased $5.8 million or 29.3%, residential term loans increased $431,000 or 0.1% and home equity lines of credit increased $2.3 million.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending.Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction, land and land improvement loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.4% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 105.6% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at June 30, 2016 and 2015 and December 31, 2015.

Dollars in thousands	June 30, 2016		December 31, 2015		June 30, 2015
Commercial
Real estate	$303,312	29.2%	$269,462	27.3%	$249,414	25.9%
Construction	18,439	1.8%	24,881	2.5%	39,504	4.1%
Other	136,651	13.2%	128,341	13.0%	128,249	13.3%
Municipal	25,531	2.5%	19,751	2.0%	22,821	2.4%
Residential
Term	403,461	38.8%	403,030	40.7%	378,090	39.2%
Construction	13,403	1.3%	8,451	0.9%	14,215	1.5%
Home equity line of credit	112,536	10.8%	110,202	11.1%	108,788	11.3%
Consumer	24,880	2.4%	24,520	2.5%	22,028	2.3%
Total loans	$1,038,213	100.0%	$988,638	100.0%	$963,109	100.0%

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of June 30, 2016.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$8,101	$11,074	$27,848	$256,289	$303,312
Construction	478	5,057	2,303	10,601	18,439
Other	9,302	43,151	29,265	54,933	136,651
Municipal	106	5,891	9,630	9,904	25,531
Residential
Term	901	6,173	13,249	383,138	403,461
Construction	629	416	56	12,302	13,403
Home equity line of credit	233	348	1,806	110,149	112,536
Consumer	7,227	5,186	2,734	9,733	24,880
Total loans	$26,977	$77,296	$86,891	$847,049	$1,038,213
The following table provides a listing of loans by class, between variable and fixed rates as of June 30, 2016.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$37,151	3.6%	$266,161	25.6%	$303,312	29.2%
Construction	4,681	0.5%	13,758	1.3%	18,439	1.8%
Other	51,531	5.0%	85,120	8.2%	136,651	13.2%
Municipal	23,691	2.3%	1,840	0.2%	25,531	2.5%
Residential
Term	279,405	26.8%	124,056	12.0%	403,461	38.8%
Construction	12,524	1.2%	879	0.1%	13,403	1.3%
Home equity line of credit	881	0.1%	111,655	10.7%	112,536	10.8%
Consumer	19,654	1.9%	5,226	0.5%	24,880	2.4%
Total loans	$429,518	41.4%	$608,695	58.6%	$1,038,213	100.0%
Loan Concentrations
As of June 30, 2016, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Changes in various elements of the allowance caused the period-to-period decrease. Management feels the change in the unallocated is consistent with improvement in credit quality and the effect of loan portfolio growth.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At June 30, 2016, impaired loans with specific reserves totaled $8.7 million and the amount of such reserves was $1,029,000. This compares to impaired loans with specific reserves of $8.6 million at December 31, 2015 and the amount of such reserves was $754,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at June 30, 2016 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of June 30, 2016 and 2015 and December 31, 2015. The percentages are the portion of each loan class to total loans.

Dollars in thousands	June 30, 2016		December 31, 2015		June 30, 2015
Commercial
Real estate	$3,955	29.2%	$3,120	27.3%	$2,943	25.9%
Construction	318	1.8%	580	2.5%	705	4.1%
Other	1,778	13.2%	1,452	13.0%	1,671	13.3%
Municipal	17	2.5%	17	2.0%	16	2.4%
Residential
Term	1,365	38.8%	1,391	40.7%	1,184	39.2%
Construction	34	1.3%	24	0.9%	27	1.5%
Home equity line of credit	880	10.8%	893	11.1%	918	11.3%
Consumer	635	2.4%	566	2.5%	580	2.3%
Unallocated	1,216	—%	1,873	—%	1,864	—%
Total	$10,198	100.0%	$9,916	100.0%	$9,908	100.0%

The allowance for loan losses totaled $10.2 million at June 30, 2016, compared to $9.9 million as of December 31, 2015 and June 30, 2015. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $275,000 in the first six months of 2016 from $754,000 at December 31, 2015 to $1,029,000 at June 30, 2016. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $515,000 in the first six months of 2016. This increase was due to a $1.0 million overlay in pooled reserves due to increased commercial loan volume and potential weakness in a small number of credits which are currently performing. The portion of the reserve based on qualitative factors increased by $149,000 in the first six months of 2016 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $657,000 decrease in unallocated reserves in the first six months of 2016 from $1.9 million at December 31, 2015 to $1.2 million at June 30, 2016.
A breakdown of the allowance for loan losses as of June 30, 2016, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$369	$1,296	$2,290	$—	$3,955
Construction	97	80	141	—	318
Other	158	585	1,035	—	1,778
Municipal	—	—	17	—	17
Residential
Term	326	577	462	—	1,365
Construction	—	19	15	—	34
Home equity line of credit	28	475	377	—	880
Consumer	51	341	243	—	635
Unallocated	—	—	—	1,216	1,216
	$1,029	$3,373	$4,580	$1,216	$10,198
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $750,000 for the first six months of 2016, a decrease of $150,000 from the first six months of 2015. Net chargeoffs were $468,000 in the first six months of 2016 compared to net chargeoffs of $1,336,000 in the first six months of 2015. Our allowance as a percentage of outstanding loans was 0.98% as of June 30, 2016, down from 1.00% at December 31, 2015, and 1.03% from a year ago.
The following table summarizes the activities in our allowance for loan losses for the six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Balance at beginning of year	$9,916	$10,344	$10,344
Loans charged off:
Commercial
Real estate	33	280	122
Construction	58	9	9
Other	30	732	486
Municipal	—	—	—
Residential
Term	266	420	149
Construction	—	—	—
Home equity line of credit	122	582	508
Consumer	157	350	205
Total	666	2,373	1,479
Recoveries on loans previously charged off
Commercial
Real estate	—	2	—
Construction	—	1	—
Other	56	88	15
Municipal	—	—	—
Residential
Term	74	152	33
Construction	—	—	—
Home equity line of credit	2	31	30
Consumer	66	121	65
Total	198	395	143
Net loans charged off	468	1,978	1,336
Provision for loan losses	750	1,550	900
Balance at end of period	$10,198	$9,916	$9,908
Ratio of net loans charged off to average loans outstanding[1]	0.09%	0.21%	0.29%
Ratio of allowance for loan losses to total loans outstanding	0.98%	1.00%	1.03%
1 Annualized using a 366-day basis for 2016 and a 365-day basis for 2015.
Management believes the allowance for loan losses is appropriate as of June 30, 2016. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.62% at June 30, 2016 compared to 0.75% at December 31, 2015 and 0.93% at June 30, 2015. The following table shows the distribution of nonperforming loans by class as of June 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Commercial
Real estate	$1,227	$915	$1,538
Construction	46	238	208
Other	378	66	429
Municipal	—	—	—
Residential
Term	4,291	5,260	5,698
Construction	—	—	—
Home equity line of credit	421	893	964
Consumer	115	—	95
Total nonperforming loans	$6,478	$7,372	$8,932
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of June 30, 2016, loans 90 or more days past due and still accruing interest totaled $321,000, compared to $136,000 at December 31, 2015 and $236,000 at June 30, 2015.

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
Our overall level of TDRs decreased during the first six months of 2016. As of June 30, 2016, we had 78 loans with a value of $22.6 million that have been restructured. This compares to 84 loans with a value of $23.9 million and 88 loans with a value of $25.8 million classified as TDRs as of December 31, 2015 and June 30, 2015, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2015 and June 30, 2016:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2015	84	$23,923
Added in 2016	—	—
Removed in 2016	(6)	(778)
Repayments in 2016	—	(550)
Total at June 30, 2016	78	$22,595

As of June 30, 2016, 66 loans with an aggregate balance of $21.2 million were performing under the modified terms, four loans with an aggregate balance of $538,000 were more than 30 days past due and accruing and eight loans with an aggregate balance of $879,000 were on nonaccrual. As a percentage of aggregate outstanding balance, 93.7% were performing under the modified terms, 2.4% were more than 30 days past due and accruing and 3.9% were on nonaccrual. The performance status of all TDRs as of June 30, 2016, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$9,459	$—	$—	$9,459
Construction	788	—	—	788
Other	1,091	10	—	1,101
Municipal	—	—	—	—
Residential
Term	9,286	528	879	10,693
Construction	—	—	—	—
Home equity line of credit	554	—	—	554
Consumer	—	—	—	—
	$21,178	$538	$879	$22,595
Percent of balance	93.7%	2.4%	3.9%	100.0%
Number of loans	66	4	8	78
Associated specific reserve	$495	$49	$—	$544

Residential TDRs (including home equity lines of credit) as of June 30, 2016 included 56 loans with an aggregate balance of $11.2 million, and the modifications granted fell into five major categories. Loans totaling $6.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $251,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.4 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of June 30, 2016 were comprised of 22 loans with a balance of $11.3 million. Of this total, 15 loans with an aggregate balance of $8.0 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $1.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining four loans with an aggregate balance of $1.4 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of June 30, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.1 million. There were also eight loans with an outstanding balance of $879,000 that were classified as TDRs and on non-accrual status. Two loans with an outstanding balance of $117,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $28.2 million at June 30, 2016, and have decreased $1.3 million from December 31, 2015. The number of loans decreased by ten from 145 to 135 during the same period. Impaired commercial loans increased $21,000 between December 31, 2015 and June 30, 2016. The specific allowance for impaired commercial loans increased from $399,000 at December 31, 2015 to $624,000 as of June 30, 2016, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2015 to June 30, 2016, impaired residential loans decreased $983,000 and impaired home equity lines of credit decreased $491,000.
The following table sets forth impaired loans as of June 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Commercial
Real estate	$10,685	$10,717	$12,566
Construction	834	1,026	989
Other	1,479	1,234	2,106
Municipal	—	—	—
Residential
Term	14,105	15,088	15,420
Construction	—	—	—
Home equity line of credit	975	1,466	1,572
Consumer	115	—	95
Total	$28,193	$29,531	$32,748
Past Due Loans
The Bank's overall loan delinquency ratio was 1.04% at June 30, 2016 compared to 0.84% at December 31, 2015 and 1.14% at June 30, 2015. Loans 90 days delinquent and accruing increased from $136,000 at December 31, 2015 to $321,000 as of June 30, 2016. The following table sets forth loan delinquencies as of June 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Commercial
Real estate	$1,626	$884	$2,114
Construction	46	273	208
Other	663	328	262
Municipal	—	—	—
Residential
Term	7,007	5,187	6,270
Construction	—	368	160
Home equity line of credit	1,153	1,108	1,609
Consumer	298	139	393
Total	$10,793	$8,287	$11,016
Loans 30-89 days past due to total loans	0.74%	0.46%	0.66%
Loans 90+ days past due and accruing to total loans	0.03%	0.01%	0.02%
Loans 90+ days past due on non-accrual to total loans	0.27%	0.37%	0.46%
Total past due loans to total loans	1.04%	0.84%	1.14%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At June 30, 2016, there were seven potential problem loans with a balance of $565,000 or 0.05% of total loans. This compares to six loans with a balance of $579,000 or 0.06% of total loans at December 31, 2015.
As of June 30, 2016, there were 20 loans in the process of foreclosure with a total balance of $2.9 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
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
Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At June 30, 2016, there were ten properties owned with a net OREO balance of $1.1 million, net of an allowance for losses of $115,000, compared to December 31, 2015 when there were 14 properties owned with a net OREO balance of $1.5 million, net of an allowance for losses of $162,000 and June 30, 2015 when there were 20 properties owned with a net OREO balance of $2.2 million, net of an allowance for losses of $332,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	June 30, 2016	December 31, 2015	June 30, 2015
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	28	28	81
Other	501	706	784
Municipal	—	—	—
Residential
Term	715	960	1,659
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$1,244	$1,694	$2,524
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	11	11	17
Other	45	77	29
Municipal	—	—	—
Residential
Term	59	74	286
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$115	$162	$332
Net Value
Commercial
Real estate	$—	$—	$—
Construction	17	17	64
Other	456	629	755
Municipal	—	—	—
Residential
Term	656	886	1,373
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$1,129	$1,532	$2,192

Liquidity Management
As of June 30, 2016, the Bank had primary sources of liquidity of $184.8 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $344.0 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 68.4% of total average assets in the first six months of 2016. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first six months of 2016, total deposits increased by $102.5 million or 9.8% from December 31, 2015 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $13.9 million or 2.4% in the first six months of 2016, money market deposits decreased $20.0 million or 21.5%, and certificates of deposit increased $108.6 million or 29.3%. Between June 30, 2015 and June 30, 2016, total deposits increased by $49.4 million or 4.5%. Low-cost deposits increased by $77.1 million or 15.0%, money market accounts decreased $29.2 million or 28.6%, and certificates of deposit increased $1.4 million or 0.3%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year was primarily from a shift in funding strategy between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the six months ended June 30, 2016, borrowed funds decreased $54.4 million or 16.1% from December 31, 2015. Between June 30, 2015 and June 30, 2016, borrowed funds increased by $5.1 million or 1.8%. This is due to the above mentioned shift in funding strategy between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of June 30, 2016 was $174.8 million, compared to $167.5 million as of December 31, 2015 and $163.8 million as of June 30, 2015. The Company's earnings in the first six months of 2016, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", increased by $2.9 million from December 31, 2015 and now stands at a $4.0 million.
A cash dividend of $0.23 per share was declared in the second quarter of 2016. This is a one cent increase over what was paid in the last four quarters. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 52.94% for the first six months of 2016 compared to 55.84% for the same period in 2015. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2016 is this year's net income plus $12.7 million.
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
The Company met each of the well-capitalized ratio guidelines at June 30, 2016. The following tables indicate the capital ratios for the Bank and the Company at June 30, 2016 and December 31, 2015.

As of June 30, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.85%	14.96%	14.96%	16.08%
Company	9.00%	15.25%	15.25%	16.36%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.82%	14.45%	14.45%	15.53%
Company	8.81%	14.70%	14.70%	15.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Off-Balance Sheet Financial Instruments and Contractual Obligations

Derivative Financial Instruments Designated as Hedges
As part of its overall asset and liability management strategy, the Company periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and/or liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that Management periodically uses as part of its interest rate risk management strategy may include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.

At June 30, 2016, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50.0 million and an unrealized loss of $208,000. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At June 30, 2016, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of June 30, 2016:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$283,095	$132,965	$60,000	$65,000	$25,130
Operating leases	412	135	188	46	43
Certificates of deposit	479,549	323,701	64,284	91,564	—
Total	$763,056	$456,801	$124,472	$156,610	$25,173
Total loan commitments and unused lines of credit	$138,348	$138,348	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at June 30, 2016 was +11.65% of total assets compared to +5.13% of total assets at December 31, 2015. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of June 30, 2016, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$63,461	$67,664	$201,211	$125,263
Restricted stock, at cost	13,404	—	—	1,037
Loans held for sale	—	—	—	1,553
Loans	400,854	165,056	365,463	106,840
Other interest-earning assets	—	21,959	—	—
Non-rate-sensitive assets	14,839	—	—	72,850
Total assets	492,558	254,679	566,674	307,543
Interest-bearing deposits	299,657	118,090	155,244	442,550
Borrowed funds	102,965	30,000	125,000	25,130
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	282,868
Total liabilities and equity	404,522	153,790	312,594	750,548
Period gap	$88,036	$100,889	$254,080	$(443,005)
Percent of total assets	5.43%	6.22%	15.67%	(27.32)%
Cumulative gap (current)	$88,036	$188,925	$443,005	$—
Percent of total assets	5.43%	11.65%	27.32%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 0.79% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 0.77% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 0.53% in a falling-rate scenario, and higher than that earned in a stable rate environment by 2.54% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of June 30, 2016 and December 31, 2015 is presented in the following table:

Changes in Net Interest Income	June 30, 2016	December 31, 2015
Year 1
Projected change if rates decrease by 1.0%	-0.79%	-0.97%
Projected change if rates increase by 2.0%	-0.77%	-1.94%
Year 2
Projected change if rates decrease by 1.0%	0.53%	-2.80%
Projected change if rates increase by 2.0%	2.54%	-1.59%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of June 30, 2016, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of June 30, 2016, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2016, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the six months ended June 30, 2016:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2016	1,434	18.45	0	0
February 2016	4,761	18.74	0	0
March 2016	741	19.06	0	0
April 2016	—	—	0	0
May 2016	117	20.28	0	0
June 2016	—	—	0	0
Total	6,936	18.71	0	0

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

Date: August 9, 2016

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: August 9, 2016