Form 10-Q
period 2016-09-30
First Bancorp, Inc /ME/
filed 2016-11-09
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
Yes [_]    No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2016
Common Stock: 10,791,668 shares

Table of Contents

Part I. Financial Information	Page 1
Selected Financial Data (Unaudited)	Page 1
Item 1 – Financial Statements	Page 2
Report of Independent Registered Public Accounting Firm	Page 2
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Income and Comprehensive Income (Unaudited)	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Note 1 – Basis of Presentation	Page 7
Note 2 –Investment Securities	Page 7
Note 3 – Loans	Page 11
Note 4 – Allowance for Loan Losses	Page 20
Note 5 – Stock Options and Stock-Based Compensation	Page 27
Note 6 – Preferred and Common Stock	Page 28
Note 7 – Earnings Per Share	Page 29
Note 8 – Employee Benefit Plans	Page 30
Note 9 - Other Comprehensive Income (Loss)	Page 31
Note 10 - Financial Derivative Instruments	Page 33
Note 11 – Mortgage Servicing Rights	Page 33
Note 12 – Income Taxes	Page 34
Note 13 - Certificates of Deposit	Page 34
Note 14 – Reclassifications	Page 34
Note 15 – Fair Value Disclosures	Page 34
Note 16 – Impact of Recently Issued Accounting Standards	Page 40
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 42
Forward-Looking Statements	Page 42
Critical Accounting Policies	Page 42
Use of Non-GAAP Financial Measures	Page 43
Executive Summary	Page 45
Net Interest Income	Page 46
Average Daily Balance Sheets	Page 49
Non-Interest Income	Page 50
Non-Interest Expense	Page 50
Income Taxes	Page 50
Investments	Page 50
Impaired Securities	Page 52
Federal Home Loan Bank Stock	Page 54
Loans and Loans Held for Sale	Page 54
Credit Risk Management and Allowance for Loan Losses	Page 56
Non-Performing Loans and Troubled Debt Restructured	Page 59
Impaired Loans	Page 62
Past Due Loans	Page 62
Potential Problem Loans and Loans in Process of Foreclosure	Page 62
Other Real Estate Owned	Page 63
Liquidity Management	Page 64
Deposits	Page 65
Borrowed Funds	Page 65

Part I. Financial Information
Selected Financial Data (Unaudited)
The First Bancorp, Inc. and Subsidiary

Dollars in thousands,	As of and for the nine months ended September 30,		As of and for the quarters ended September 30,
except for per share amounts	2016	2015	2016	2015
Summary of Operations
Interest Income	$40,159	$37,772	$13,283	$12,833
Interest Expense	7,950	7,481	2,754	2,322
Net Interest Income	32,209	30,291	10,529	10,511
Provision for Loan Losses	1,125	1,100	375	200
Non-Interest Income	9,439	9,467	3,469	2,975
Non-Interest Expense	21,850	21,952	7,405	7,707
Net Income	13,689	12,437	4,562	4,188
Per Common Share Data
Basic Earnings per Share	$1.28	$1.17	$0.43	$0.39
Diluted Earnings per Share	1.27	1.16	0.42	0.39
Cash Dividends Declared	0.68	0.65	0.23	0.22
Book Value per Common Share	16.31	15.55	16.31	15.55
Tangible Book Value per Common Share[2]	13.53	12.75	13.53	12.75
Market Value	23.97	19.10	23.97	19.10
Financial Ratios
Return on Average Equity[1]	10.48%	10.05%	10.24%	9.97%
Return on Average Tangible Common Equity[1,2]	12.67%	12.29%	12.33%	12.18%
Return on Average Assets[1]	1.15%	1.11%	1.12%	1.09%
Average Equity to Average Assets	10.94%	11.05%	10.99%	10.88%
Average Tangible Equity to Average Assets[2]	9.06%	9.03%	9.12%	8.92%
Net Interest Margin Tax-Equivalent[1,2]	3.08%	3.09%	2.98%	3.11%
Dividend Payout Ratio	53.13%	55.56%	53.49%	56.41%
Allowance for Loan Losses/Total Loans	1.00%	1.00%	1.00%	1.00%
Non-Performing Loans to Total Loans	0.69%	0.83%	0.69%	0.83%
Non-Performing Assets to Total Assets	0.49%	0.65%	0.49%	0.65%
Efficiency Ratio[2]	50.19%	53.76%	50.25%	53.88%
At Period End
Total Assets	$1,635,088	$1,539,672	$1,635,088	$1,539,672
Total Loans	1,028,992	963,151	1,028,992	963,151
Total Investment Securities	485,111	475,167	485,111	475,167
Total Deposits	1,173,749	1,058,365	1,173,749	1,058,365
Total Shareholders' Equity	175,994	167,141	175,994	167,141
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

We have reviewed the accompanying interim consolidated financial information of The First Bancorp, Inc. and Subsidiary as of September 30, 2016 and 2015 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.
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

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
November 9, 2016

Consolidated Balance Sheets (Unaudited)
The First Bancorp, Inc. and Subsidiary

	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$23,456,000	$14,299,000	$19,169,000
Interest bearing deposits in other banks	15,098,000	4,013,000	301,000
Securities available for sale	282,293,000	223,039,000	215,933,000
Securities to be held to maturity (fair value of $195,797,000 at September 30, 2016, $243,123,000 at December 31, 2015 and $248,344,000 at September 30, 2015)	188,770,000	240,023,000	245,322,000
Restricted equity securities, at cost	14,048,000	14,257,000	13,912,000
Loans held for sale	1,228,000	349,000	200,000
Loans	1,028,992,000	988,638,000	963,151,000
Less allowance for loan losses	10,298,000	9,916,000	9,677,000
Net loans	1,018,694,000	978,722,000	953,474,000
Accrued interest receivable	5,079,000	4,912,000	5,189,000
Premises and equipment, net	21,779,000	21,816,000	21,704,000
Other real estate owned	855,000	1,532,000	1,916,000
Goodwill	29,805,000	29,805,000	29,805,000
Other assets	33,983,000	32,043,000	32,747,000
Total assets	$1,635,088,000	$1,564,810,000	$1,539,672,000
Liabilities
Demand deposits	$158,476,000	$130,566,000	$128,555,000
NOW deposits	295,708,000	242,638,000	246,155,000
Money market deposits	76,685,000	92,994,000	95,217,000
Savings deposits	218,425,000	206,009,000	199,131,000
Certificates of deposit	424,455,000	370,982,000	389,307,000
Total deposits	1,173,749,000	1,043,189,000	1,058,365,000
Borrowed funds – short term	137,970,000	222,323,000	152,233,000
Borrowed funds – long term	130,128,000	115,134,000	145,136,000
Other liabilities	17,247,000	16,666,000	16,797,000
Total liabilities	1,459,094,000	1,397,312,000	1,372,531,000
Shareholders' equity
Common stock, one cent par value per share	108,000	108,000	107,000
Additional paid-in capital	60,500,000	59,862,000	59,667,000
Retained earnings	112,900,000	106,673,000	105,273,000
Accumulated other comprehensive income (loss)
Net unrealized gain on securities available for sale	2,708,000	1,123,000	2,318,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(124,000)	(112,000)	(99,000)
Net unrealized gain on cash flow hedging derivative instruments	58,000	—	—
Net unrealized loss on postretirement benefit costs	(156,000)	(156,000)	(125,000)
Total shareholders' equity	175,994,000	167,498,000	167,141,000
Total liabilities & shareholders' equity	$1,635,088,000	$1,564,810,000	$1,539,672,000
Common Stock
Number of shares authorized	18,000,000	18,000,000	18,000,000
Number of shares issued and outstanding	10,788,329	10,753,855	10,747,495
Book value per common share	$16.31	$15.58	$15.55
Tangible book value per common share	$13.53	$12.78	$12.75
See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans (includes year-to-date tax-exempt income of $487,000 in 2016 and $434,000 in September 30, 2015)	$29,759,000	$27,247,000	$10,021,000	$9,235,000
Interest on deposits with other banks	17,000	16,000	9,000	3,000
Interest and dividends on investments (includes year-to-date tax-exempt income of $3,761,000 in 2016 and $3,891,000 in 2015)	10,383,000	10,509,000	3,253,000	3,595,000
Total interest income	40,159,000	37,772,000	13,283,000	12,833,000
Interest expense
Interest on deposits	4,382,000	3,995,000	1,538,000	1,236,000
Interest on borrowed funds	3,568,000	3,486,000	1,216,000	1,086,000
Total interest expense	7,950,000	7,481,000	2,754,000	2,322,000
Net interest income	32,209,000	30,291,000	10,529,000	10,511,000
Provision for loan losses	1,125,000	1,100,000	375,000	200,000
Net interest income after provision for loan losses	31,084,000	29,191,000	10,154,000	10,311,000
Non-interest income
Investment management and fiduciary income	1,805,000	1,706,000	591,000	548,000
Service charges on deposit accounts	1,711,000	1,801,000	528,000	564,000
Net securities gains	668,000	1,396,000	137,000	1,000
Mortgage origination and servicing income, net of amortization	1,534,000	1,093,000	896,000	388,000
Other operating income	3,721,000	3,471,000	1,317,000	1,474,000
Total non-interest income	9,439,000	9,467,000	3,469,000	2,975,000
Non-interest expense
Salaries and employee benefits	11,136,000	10,944,000	3,931,000	3,784,000
Occupancy expense	1,735,000	1,772,000	589,000	556,000
Furniture and equipment expense	2,416,000	2,324,000	819,000	772,000
FDIC insurance premiums	631,000	667,000	210,000	221,000
Amortization of identified intangibles	32,000	47,000	10,000	11,000
Other operating expense	5,900,000	6,198,000	1,846,000	2,363,000
Total non-interest expense	21,850,000	21,952,000	7,405,000	7,707,000
Income before income taxes	18,673,000	16,706,000	6,218,000	5,579,000
Income tax expense	4,984,000	4,269,000	1,656,000	1,391,000
NET INCOME	$13,689,000	$12,437,000	$4,562,000	$4,188,000
Basic earnings per common share	$1.28	$1.17	$0.43	$0.39
Diluted earnings per common share	$1.27	$1.16	$0.42	$0.39
Other comprehensive income (loss) net of tax
Net unrealized gain (loss) on securities available for sale	1,585,000	(204,000)	(1,292,000)	1,330,000
Net unrealized gain (loss) on securities transferred from available for sale to held to maturity, net of amortization	(12,000)	(51,000)	9,000	(15,000)
Net unrealized gain on cash flow hedging derivative instruments	58,000	—	193,000	—
Other comprehensive income (loss)	1,631,000	(255,000)	(1,090,000)	1,315,000
Comprehensive income	$15,320,000	$12,182,000	$3,472,000	$5,503,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	12,437,000	—	12,437,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(204,000)	(204,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(51,000)	(51,000)
Comprehensive income	—	—	12,437,000	(255,000)	12,182,000
Cash dividends declared ($0.65 per share)	—	—	(6,980,000)	—	(6,980,000)
Equity compensation expense	—	222,000	—	—	222,000
Payment to repurchase common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	13,650	—	—	—	—
Proceeds from sale of common stock	19,624	343,000	—	—	343,000
Balance at September 30, 2015	10,747,495	$59,774,000	$105,273,000	$2,094,000	$167,141,000

Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	13,689,000	—	13,689,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,585,000	1,585,000
Net unrealized gain on cash flow hedging derivative instruments	—	—	—	58,000	58,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(12,000)	(12,000)
Comprehensive income	—	—	13,689,000	1,631,000	15,320,000
Cash dividends declared ($0.68 per share)	—	—	(7,333,000)	—	(7,333,000)
Equity compensation expense	—	215,000	—	—	215,000
Payment to repurchase common stock	(7,053)	—	(129,000)	—	(129,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	19,680	391,000	—	—	391,000
Balance at September 30, 2016	10,788,329	$60,608,000	$112,900,000	$2,486,000	$175,994,000
See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
The First Bancorp, Inc. and Subsidiary

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income	$13,689,000	$12,437,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,302,000	1,276,000
Change in deferred taxes	(237,000)	334,000
Provision for loan losses	1,125,000	1,100,000
Loans originated for resale	(37,790,000)	(23,504,000)
Proceeds from sales and transfers of loans	37,765,000	23,794,000
Net gain on sales of loans	(854,000)	(490,000)
Net gain on sale or call of securities	(668,000)	(1,396,000)
Net amortization of premiums on investments	1,668,000	634,000
Net (gain) loss on sale of other real estate owned	(168,000)	2,000
Provision for losses on other real estate owned	89,000	236,000
Equity compensation expense	215,000	222,000
Tax benefit from vesting of restricted stock	32,000	—
Net increase in other assets and accrued interest	(2,115,000)	(1,486,000)
Net (decrease) increase in other liabilities	(159,000)	978,000
Amortization of investment in limited partnership	146,000	199,000
Net acquisition amortization	32,000	47,000
Net cash provided by operating activities	14,072,000	14,383,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	(11,085,000)	3,258,000
Proceeds from sales of securities available for sale	10,305,000	35,466,000
Proceeds from maturities, payments and calls of securities available for sale	49,088,000	25,481,000
Proceeds from maturities, payments and calls of securities to be held to maturity	82,900,000	36,367,000
Proceeds from sales of other real estate owned	1,340,000	2,587,000
Purchases of securities available for sale	(117,307,000)	(91,297,000)
Purchases of securities to be held to maturity	(31,549,000)	(5,644,000)
Investment in bank-owned life insurance	—	(10,000,000)
Redemption of restricted equity securities	209,000	—
Net increase in loans	(41,681,000)	(48,310,000)
Capital expenditures	(1,265,000)	(371,000)
Proceeds from disposal of premises and equipment	—	10,000
Net cash used by investing activities	(59,045,000)	(52,453,000)
Cash flows from financing activities
Net increase in demand, savings, and money market accounts	77,087,000	91,740,000
Net increase (decrease) in certificates of deposit	53,473,000	(58,194,000)
Net (decrease) increase in short-term borrowings	(104,359,000)	2,453,000
Advances on long-term borrowings	35,000,000	55,000,000
Repayment on long-term borrowings	—	(40,000,000)
Payment to repurchase common stock	(129,000)	(180,000)
Proceeds from sale of common stock	391,000	343,000
Dividends paid	(7,333,000)	(6,980,000)
Net cash provided by financing activities	54,130,000	44,182,000
Net increase in cash and cash equivalents	9,157,000	6,112,000
Cash and cash equivalents at beginning of period	14,299,000	13,057,000
Cash and cash equivalents at end of period	$23,456,000	$19,169,000
Interest paid	$7,877,000	$7,564,000
Income taxes paid	4,682,000	2,915,000
Non-cash transactions
Net transfer from loans to other real estate owned	$584,000	$956,000

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
Subsequent Events
Events occurring subsequent to September 30, 2016, have been evaluated as to their potential impact to the financial statements.

Note 2 – Investment Securities
The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$258,179,000	$3,848,000	$(513,000)	$261,514,000
State and political subdivisions	16,689,000	795,000	—	17,484,000
Other equity securities	3,258,000	55,000	(18,000)	3,295,000
	$278,126,000	$4,698,000	$(531,000)	$282,293,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$891,000	$15,000	$—	$906,000
Mortgage-backed securities	34,186,000	1,386,000	(34,000)	35,538,000
State and political subdivisions	149,393,000	5,830,000	(170,000)	155,053,000
Corporate securities	4,300,000	—	—	4,300,000
	$188,770,000	$7,231,000	$(204,000)	$195,797,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,011,000	$—	$—	$13,011,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,048,000	$—	$—	$14,048,000

The following table summarizes the amortized cost and estimated fair value of investment securities at December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$194,563,000	$1,509,000	$(962,000)	$195,110,000
State and political subdivisions	23,367,000	1,201,000	(62,000)	24,506,000
Other equity securities	3,381,000	48,000	(6,000)	3,423,000
	$221,311,000	$2,758,000	$(1,030,000)	$223,039,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$71,000,000	$40,000	$(2,284,000)	$68,756,000
Mortgage-backed securities	42,193,000	1,305,000	(136,000)	43,362,000
State and political subdivisions	122,530,000	4,200,000	(25,000)	126,705,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,023,000	$5,545,000	$(2,445,000)	$243,123,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,220,000	$—	$—	$13,220,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,257,000	$—	$—	$14,257,000

The following table summarizes the amortized cost and estimated fair value of investment securities at September 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (Estimated)
Securities available for sale
Mortgage-backed securities	$184,865,000	$2,921,000	$(276,000)	$187,510,000
State and political subdivisions	24,372,000	1,104,000	(186,000)	25,290,000
Other equity securities	3,129,000	40,000	(36,000)	3,133,000
	$212,366,000	$4,065,000	$(498,000)	$215,933,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$75,991,000	$22,000	$(1,571,000)	$74,442,000
Mortgage-backed securities	45,287,000	1,744,000	(53,000)	46,978,000
State and political subdivisions	123,744,000	3,031,000	(151,000)	126,624,000
Corporate securities	300,000	—	—	300,000
	$245,322,000	$4,797,000	$(1,775,000)	$248,344,000
Restricted equity securities
Federal Home Loan Bank Stock	$12,875,000	$—	$—	$12,875,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$13,912,000	$—	$—	$13,912,000

The following table summarizes the contractual maturities of investment securities at September 30, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$973,000	$974,000	$1,772,000	$1,783,000
Due in 1 to 5 years	3,020,000	3,106,000	13,428,000	13,782,000
Due in 5 to 10 years	22,843,000	23,503,000	39,832,000	41,423,000
Due after 10 years	248,032,000	251,415,000	133,738,000	138,809,000
Equity securities	3,258,000	3,295,000	—	—
	$278,126,000	$282,293,000	$188,770,000	$195,797,000

The following table summarizes the contractual maturities of investment securities at December 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$527,000	$530,000	$1,814,000	$1,850,000
Due in 1 to 5 years	7,562,000	7,727,000	6,306,000	6,514,000
Due in 5 to 10 years	19,647,000	20,055,000	58,397,000	60,196,000
Due after 10 years	190,194,000	191,304,000	173,506,000	174,563,000
Equity securities	3,381,000	3,423,000	—	—
	$221,311,000	$223,039,000	$240,023,000	$243,123,000

The following table summarizes the contractual maturities of investment securities at September 30, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$926,000	$937,000	$1,362,000	$1,378,000
Due in 1 to 5 years	8,867,000	9,077,000	6,861,000	7,140,000
Due in 5 to 10 years	9,459,000	9,872,000	49,095,000	50,778,000
Due after 10 years	189,985,000	192,914,000	188,004,000	189,048,000
Equity securities	3,129,000	3,133,000	—	—
	$212,366,000	$215,933,000	$245,322,000	$248,344,000
At September 30, 2016, securities with a fair value of $249,162,000 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $201,879,000 as of December 31, 2015 and $221,072,000 at September 30, 2015, pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received. The following table shows securities gains and losses for the nine months and quarters ended September 30, 2016 and 2015:

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Proceeds from sales of securities	$10,305,000	$35,466,000	$1,351,000	$1,000
Gross realized gains	668,000	1,396,000	137,000	1,000
Gross realized losses	—	—	—	—
Net gain	$668,000	$1,396,000	$137,000	$1,000
Related income taxes	$234,000	$489,000	$48,000	$—

Management reviews securities with unrealized losses for other than temporary impairment. As of September 30, 2016, there were 71 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 13 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted. Information regarding securities temporarily impaired as of September 30, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$79,118,000	$(468,000)	$2,407,000	$(79,000)	$81,525,000	$(547,000)
State and political subdivisions	13,666,000	(170,000)	—	—	13,666,000	(170,000)
Other equity securities	10,000	(2,000)	107,000	(16,000)	117,000	(18,000)
	$92,794,000	$(640,000)	$2,514,000	$(95,000)	$95,308,000	$(735,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $124,000 at September 30, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2016 and 2015, and December 31, 2015, the Bank's investment in FHLB stock totaled $13,011,000, $12,875,000 and $13,220,000, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2016. The Bank will continue to monitor its investment in FHLB stock.
Note 3 – Loans
The following table shows the composition of the Company's loan portfolio as of September 30, 2016 and 2015 and at December 31, 2015:

	September 30, 2016		December 31, 2015		September 30, 2015
Commercial
Real estate	$297,808,000	28.9%	$269,462,000	27.3%	$268,741,000	27.9%
Construction	18,828,000	1.8%	24,881,000	2.5%	23,624,000	2.5%
Other	131,198,000	12.8%	128,341,000	13.0%	119,097,000	12.4%
Municipal	26,153,000	2.5%	19,751,000	2.0%	21,377,000	2.2%
Residential
Term	403,159,000	39.2%	403,030,000	40.7%	385,145,000	39.9%
Construction	14,269,000	1.4%	8,451,000	0.9%	12,029,000	1.2%
Home equity line of credit	111,994,000	10.9%	110,202,000	11.1%	109,390,000	11.4%
Consumer	25,583,000	2.5%	24,520,000	2.5%	23,748,000	2.5%
Total	$1,028,992,000	100.0%	$988,638,000	100.0%	$963,151,000	100.0%
Loan balances include net deferred loan costs of $4,648,000 as of September 30, 2016, $3,686,000 as of December 31, 2015, and $3,452,000 as of September 30, 2015. Pursuant to collateral agreements, qualifying first mortgage loans, which totaled $262,001,000 at September 30, 2016, $279,463,000 at December 31, 2015, and $281,925,000 at September 30, 2015, were used to collateralize borrowings from the FHLB. In addition, commercial, construction and home equity loans totaling $261,416,000 at September 30, 2016, $243,578,000 at December 31, 2015, and $251,937,000 at September 30, 2015, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
For all loan classes, loans over 30 days past due are considered delinquent. Information on the past-due status of loans by class of financing receivable as of September 30, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$—	$385,000	$1,101,000	$1,486,000	$296,322,000	$297,808,000	$—
Construction	—	—	—	—	18,828,000	18,828,000	—
Other	573,000	18,000	53,000	644,000	130,554,000	131,198,000	—
Municipal	—	—	—	—	26,153,000	26,153,000	—
Residential
Term	414,000	3,896,000	1,925,000	6,235,000	396,924,000	403,159,000	—
Construction	—	—	—	—	14,269,000	14,269,000	—
Home equity line of credit	310,000	49,000	708,000	1,067,000	110,927,000	111,994,000	—
Consumer	124,000	124,000	62,000	310,000	25,273,000	25,583,000	7,000
Total	$1,421,000	$4,472,000	$3,849,000	$9,742,000	$1,019,250,000	$1,028,992,000	$7,000

Information on the past-due status of loans by class of financing receivable as of December 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$603,000	$—	$281,000	$884,000	$268,578,000	$269,462,000	$—
Construction	35,000	—	238,000	273,000	24,608,000	24,881,000	—
Other	303,000	—	25,000	328,000	128,013,000	128,341,000	25,000
Municipal	—	—	—	—	19,751,000	19,751,000	—
Residential
Term	450,000	2,098,000	2,639,000	5,187,000	397,843,000	403,030,000	100,000
Construction	368,000	—	—	368,000	8,083,000	8,451,000	—
Home equity line of credit	261,000	255,000	592,000	1,108,000	109,094,000	110,202,000	—
Consumer	102,000	26,000	11,000	139,000	24,381,000	24,520,000	11,000
Total	$2,122,000	$2,379,000	$3,786,000	$8,287,000	$980,351,000	$988,638,000	$136,000
Information on the past-due status of loans by class of financing receivable as of September 30, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$193,000	$863,000	$—	$1,056,000	$267,685,000	$268,741,000	$—
Construction	—	31,000	208,000	239,000	23,385,000	23,624,000	—
Other	10,000	—	—	10,000	119,087,000	119,097,000	—
Municipal	—	—	—	—	21,377,000	21,377,000	—
Residential
Term	982,000	3,012,000	2,956,000	6,950,000	378,195,000	385,145,000	—
Construction	—	—	—	—	12,029,000	12,029,000	—
Home equity line of credit	577,000	—	618,000	1,195,000	108,195,000	109,390,000	—
Consumer	146,000	52,000	110,000	308,000	23,440,000	23,748,000	109,000
Total	$1,908,000	$3,958,000	$3,892,000	$9,758,000	$953,393,000	$963,151,000	$109,000
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

Cash payments received on non-accrual loans, which are included in impaired loans, are applied to reduce the loan's principal balance until the remaining principal balance is deemed collectible, after which interest is recognized when collected. As a general rule, a loan may be restored to accrual status when payments are current for a substantial period of time, generally six months, and repayment of the remaining contractual amounts is expected or when it otherwise becomes well secured and in the process of collection. Information on nonaccrual loans as of September 30, 2016 and 2015 and at December 31, 2015 is presented in the following table:

	September 30, 2016	December 31, 2015	September 30, 2015
Commercial
Real estate	$1,222,000	$915,000	$1,220,000
Construction	—	238,000	208,000
Other	412,000	66,000	114,000
Municipal	—	—	—
Residential
Term	4,475,000	5,260,000	5,491,000
Construction	—	—	—
Home equity line of credit	851,000	893,000	948,000
Consumer	170,000	—	—
Total	$7,130,000	$7,372,000	$7,981,000
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

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2016 is presented in the following table:

				For the nine months ended September 30, 2016		For the quarter ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,530,000	$5,601,000	$—	$6,559,000	$186,000	$5,540,000	$41,000
Construction	—	—	—	43,000	1,000	10,000	—
Other	754,000	801,000	—	1,016,000	33,000	883,000	12,000
Municipal	—	—	—	—	—	—	—
Residential
Term	11,675,000	12,830,000	—	10,830,000	340,000	11,183,000	131,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,334,000	1,705,000	—	1,171,000	26,000	1,080,000	13,000
Consumer	55,000	96,000	—	6,000	3,000	18,000	3,000
	$19,348,000	$21,033,000	$—	$19,625,000	$589,000	$18,714,000	$200,000
With an Allowance Recorded
Commercial
Real estate	$4,912,000	$5,094,000	$381,000	$3,940,000	$130,000	$4,899,000	$59,000
Construction	788,000	788,000	99,000	834,000	27,000	788,000	9,000
Other	500,000	503,000	68,000	312,000	21,000	519,000	9,000
Municipal	—	—	—	—	—	—	—
Residential
Term	2,456,000	2,667,000	318,000	3,529,000	79,000	2,929,000	13,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	66,000	68,000	32,000	75,000	1,000	80,000	—
Consumer	115,000	115,000	51,000	51,000	2,000	115,000	2,000
	$8,837,000	$9,235,000	$949,000	$8,741,000	$260,000	$9,330,000	$92,000
Total
Commercial
Real estate	$10,442,000	$10,695,000	$381,000	$10,499,000	$316,000	$10,439,000	$100,000
Construction	788,000	788,000	99,000	877,000	28,000	798,000	9,000
Other	1,254,000	1,304,000	68,000	1,328,000	54,000	1,402,000	21,000
Municipal	—	—	—	—	—	—	—
Residential
Term	14,131,000	15,497,000	318,000	14,359,000	419,000	14,112,000	144,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,400,000	1,773,000	32,000	1,246,000	27,000	1,160,000	13,000
Consumer	170,000	211,000	51,000	57,000	5,000	133,000	5,000
	$28,185,000	$30,268,000	$949,000	$28,366,000	$849,000	$28,044,000	$292,000
Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

A breakdown of impaired loans by class of financing receivable as of and for the year ended December 31, 2015 is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	81,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	46,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,220,000

A breakdown of impaired loans by class of financing receivable as of and for the period ended September 30, 2015 is presented in the following table:

				For the nine months ended September 30, 2015		For the quarter ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,976,000	$8,444,000	$—	$9,410,000	$247,000	$8,310,000	$65,000
Construction	—	—	—	—	—	—	—
Other	1,660,000	1,728,000	—	2,077,000	76,000	1,698,000	34,000
Municipal	—	—	—	—	—	—	—
Residential
Term	10,096,000	11,006,000	—	10,482,000	268,000	9,852,000	95,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,484,000	2,135,000	—	1,383,000	36,000	1,498,000	21,000
Consumer	—	—	—	56,000	3,000	62,000	—
	$21,216,000	$23,313,000	$—	$23,408,000	$630,000	$21,420,000	$215,000
With an Allowance Recorded
Commercial
Real estate	$3,252,000	$3,332,000	$71,000	$2,969,000	$108,000	$3,294,000	$37,000
Construction	996,000	996,000	282,000	1,206,000	38,000	996,000	13,000
Other	76,000	83,000	8,000	317,000	4,000	152,000	—
Municipal	—	—	—	—	—	—	—
Residential
Term	5,180,000	5,485,000	435,000	5,375,000	166,000	5,429,000	46,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	66,000	67,000	30,000	227,000	2,000	67,000	—
Consumer	—	—	—	—	—	—	—
	$9,570,000	$9,963,000	$826,000	$10,094,000	$318,000	$9,938,000	$96,000
Total
Commercial
Real estate	$11,228,000	$11,776,000	$71,000	$12,379,000	$355,000	$11,604,000	$102,000
Construction	996,000	996,000	282,000	1,206,000	38,000	996,000	13,000
Other	1,736,000	1,811,000	8,000	2,394,000	80,000	1,850,000	34,000
Municipal	—	—	—	—	—	—	—
Residential
Term	15,276,000	16,491,000	435,000	15,857,000	434,000	15,281,000	141,000
Construction	—	—	—	—	—	—	—
Home equity line of credit	1,550,000	2,202,000	30,000	1,610,000	38,000	1,565,000	21,000
Consumer	—	—	—	56,000	3,000	62,000	—
	$30,786,000	$33,276,000	$826,000	$33,502,000	$948,000	$31,358,000	$311,000

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
As of September 30, 2016, the Company had 75 loans with a value of $22,025,000 that have been classified as TDRs. This compares to 84 loans with a value of $23,923,000 and 88 loans with a value of $24,715,000 classified as TDRs as of December 31, 2015 and September 30, 2015, respectively. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the expected cash flows on the loan at the original interest rate, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of September 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	11	$9,221,000	$116,000
Construction	1	788,000	99,000
Other	7	841,000	5,000
Municipal	—	—	—
Residential
Term	53	10,626,000	272,000
Construction	—	—	—
Home equity line of credit	3	549,000	—
Consumer	—	—	—
	75	$22,025,000	$492,000
The following table shows TDRs by class and the specific reserve as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$10,350,000	$85,000
Construction	1	788,000	94,000
Other	11	1,168,000	1,000
Municipal	—	—	—
Residential
Term	53	10,875,000	275,000
Construction	—	—	—
Home equity line of credit	4	742,000	—
Consumer	—	—	—
	84	$23,923,000	$455,000

The following table shows TDRs by class and the specific reserve as of September 30, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	16	$10,696,000	$69,000
Construction	1	788,000	76,000
Other	13	1,621,000	1,000
Municipal	—	—	—
Residential
Term	53	10,837,000	378,000
Construction	—	—	—
Home equity line of credit	5	773,000	—
Consumer	—	—	—
	88	$24,715,000	$524,000

As of September 30, 2016, eight of the loans classified as TDRs with a total balance of $1,060,000 were more than 30 days past due. None of these loans had been placed on TDR status in the previous 12 months. The following table shows these TDRs by class and the associated specific reserves included in the allowance for loan losses as of September 30, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	—	$—	$—
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	8	1,060,000	78,000
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
	8	$1,060,000	$78,000

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
For the nine months ended September 30, 2016, no loans were placed on TDR status. This compares to one loan placed on TDR status with a post-modification outstanding balance of $108,000 for the nine months ended September 30, 2015. This was considered a TDR because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.
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

For the quarter ended September 30, 2016 no loans were placed on TDR status. This compares to one loan placed on TDR status with a post-modification outstanding balance of $108,000 for the quarter ended September 30, 2015. This was considered a TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.

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

As of September 30, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,062,000. There were also nine loans with an outstanding balance of $971,000 that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $222,000, that were classified as TDRs, were in the process of foreclosure.
Residential Mortgage Loans in Process of Foreclosure
As of September 30, 2016, there were 13 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,508,000; this compares to 18 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,038,000 as of September 30, 2015.
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

A breakdown of the allowance for loan losses as of September 30, 2016, December 31, 2015, and September 30, 2015, by class of financing receivable and allowance element, is presented in the following tables:

As of September 30, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$381,000	$1,303,000	$2,355,000	$—	$4,039,000
Construction	99,000	81,000	147,000	—	327,000
Other	68,000	577,000	1,043,000	—	1,688,000
Municipal	—	—	18,000	—	18,000
Residential
Term	318,000	571,000	470,000	—	1,359,000
Construction	—	20,000	17,000	—	37,000
Home equity line of credit	32,000	457,000	385,000	—	874,000
Consumer	51,000	318,000	249,000	—	618,000
Unallocated	—	—	—	1,338,000	1,338,000
	$949,000	$3,327,000	$4,684,000	$1,338,000	$10,298,000

As of December 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89,000	$893,000	$2,138,000	$—	$3,120,000
Construction	302,000	82,000	196,000	—	580,000
Other	8,000	425,000	1,019,000	—	1,452,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	613,000	452,000	—	1,391,000
Construction	—	14,000	10,000	—	24,000
Home equity line of credit	29,000	500,000	364,000	—	893,000
Consumer	—	331,000	235,000	—	566,000
Unallocated	—	—	—	1,873,000	1,873,000
	$754,000	$2,858,000	$4,431,000	$1,873,000	$9,916,000

As of September 30, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$71,000	$1,094,000	$1,986,000	$—	$3,151,000
Construction	282,000	98,000	178,000	—	558,000
Other	8,000	486,000	882,000	—	1,376,000
Municipal	—	—	16,000	—	16,000
Residential
Term	435,000	300,000	430,000	—	1,165,000
Construction	—	9,000	13,000	—	22,000
Home equity line of credit	30,000	530,000	341,000	—	901,000
Consumer	—	346,000	216,000	—	562,000
Unallocated	—	—	—	1,926,000	1,926,000
	$826,000	$2,863,000	$4,062,000	$1,926,000	$9,677,000
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
The qualitative portion of the allowance for loan losses was 0.46% of related loans as of September 30, 2016 and 0.45% as of December 31, 2015. The qualitative portion increased $253,000 between December 31, 2015 and September 30, 2016 due to an increase in loans outstanding. Due to the increased commercial loan volume this year and potential weaknesses in a small number of credits which are currently performing, the Company is carrying a $1,000,000 overlay in pooled reserves.
The unallocated component of the allowance totaled $1,338,000 at September 30, 2016, or 13.0% of the total reserve, up slightly from the second quarter 2016. This compares to $1,873,000 or 18.9% as of December 31, 2015. Management feels the change in the unallocated is consistent with improvement in credit quality.
The allowance for loan losses as a percent of total loans stood at 1.00% as of September 30, 2016. This compares to 1.00% of total loans as of December 31, 2015 and September 30, 2015.
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
Construction, land and land development loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.9% of capital are below the regulatory limit of 100.0% of capital at September 30, 2016. Construction loans and non-owner-occupied commercial real estate loans are at 102.9% of total capital, below the regulatory limit of 300.0% of capital at September 30, 2016.
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
The following table summarizes the risk ratings for the Company's commercial real estate, commercial construction, commercial other, and municipal loans as of September 30, 2016:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$2,000	$—	$721,000	$—	$723,000
2 Above Average	24,225,000	53,000	9,546,000	24,592,000	58,416,000
3 Satisfactory	72,082,000	824,000	24,032,000	1,561,000	98,499,000
4 Average	133,835,000	12,764,000	67,811,000	—	214,410,000
5 Watch	41,120,000	5,187,000	24,189,000	—	70,496,000
6 OAEM	9,360,000	—	1,957,000	—	11,317,000
7 Substandard	17,184,000	—	2,942,000	—	20,126,000
8 Doubtful	—	—	—	—	—
Total	$297,808,000	$18,828,000	$131,198,000	$26,153,000	$473,987,000

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
There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the nine months ended September 30, 2016.

The following table presents allowance for loan losses activity by class for the nine months and quarter ended September 30, 2016, and allowance for loan loss balances by class and related loan balances by class as of September 30, 2016:

	Commercial			Municipal	Residential		Home Equity Line of Credit	Consumer	Unallocated	Total
	Real Estate	Construction	Other		Term	Construction
For the nine months ended September 30, 2016
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Charge offs	33,000	75,000	167,000	—	338,000	—	147,000	246,000	—	1,006,000
Recoveries	—	4,000	80,000	—	88,000	—	3,000	88,000	—	263,000
Provision (credit)	952,000	(182,000)	323,000	1,000	218,000	13,000	125,000	210,000	(535,000)	1,125,000
Ending balance	$4,039,000	$327,000	$1,688,000	$18,000	$1,359,000	$37,000	$874,000	$618,000	$1,338,000	$10,298,000
For the three months ended September 30, 2016
Beginning balance	$3,955,000	$318,000	$1,778,000	$17,000	$1,365,000	$34,000	$880,000	$635,000	$1,216,000	$10,198,000
Charge offs	—	17,000	137,000	—	72,000	—	25,000	89,000	—	340,000
Recoveries	—	4,000	24,000	—	14,000	—	1,000	22,000	—	65,000
Provision	84,000	22,000	23,000	1,000	52,000	3,000	18,000	50,000	122,000	375,000
Ending balance	$4,039,000	$327,000	$1,688,000	$18,000	$1,359,000	$37,000	$874,000	$618,000	$1,338,000	$10,298,000
Allowance for loan losses as of September 30, 2016
Ending balance specifically evaluated for impairment	$381,000	$99,000	$68,000	$—	$318,000	$—	$32,000	$51,000	$—	$949,000
Ending balance collectively evaluated for impairment	$3,658,000	$228,000	$1,620,000	$18,000	$1,041,000	$37,000	$842,000	$567,000	$1,338,000	$9,349,000
Related loan balances as of September 30, 2016
Ending balance	$297,808,000	$18,828,000	$131,198,000	$26,153,000	$403,159,000	$14,269,000	$111,994,000	$25,583,000	$—	$1,028,992,000
Ending balance specifically evaluated for impairment	$10,442,000	$788,000	$1,254,000	$—	$14,131,000	$—	$1,400,000	$170,000	$—	$28,185,000
Ending balance collectively evaluated for impairment	$287,366,000	$18,040,000	$129,944,000	$26,153,000	$389,028,000	$14,269,000	$110,594,000	$25,413,000	$—	$1,000,807,000

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

As of September 30, 2016, 108,710 shares of restricted stock had been granted under the 2010 Plan, of which 67,064 shares remain restricted as of September 30, 2016 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2012	5.0	7,996	0.2
2013	5.0	14,776	1.2
2014	5.0	10,422	2.2
2015	5.0	12,023	3.2
2016	1.0	6,832	0.2
2016	5.0	15,015	4.2
		67,064	2.2
The compensation cost related to these restricted stock grants is $1,140,000 and will be recognized over the vesting terms of each grant. In the nine months ended September 30, 2016, $215,000 of expense was recognized for these restricted shares, leaving $540,000 in unrecognized expense as of September 30, 2016. In the nine months ended September 30, 2015, $222,000 of expense was recognized for restricted shares, leaving $419,000 in unrecognized expense as of September 30, 2015.
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
Incident to such issuance of the CPP shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by the Treasury to third parties. The Warrants have a term of ten years and could be exercised by the Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise of the warrants and strike price were adjusted at the time of the sale. As a result of this transaction, the number of issuable shares under the Warrants now stands at 226,819 shares with a strike price of $16.53 per share.

Common Stock
Proceeds from sale of common stock totaled $391,000 and $343,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the nine months ended September 30, 2016 and 2015:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2016
Net income as reported	$13,689,000
Basic EPS: Income available to common shareholders	13,689,000	10,709,901	$1.28
Effect of dilutive securities: restricted stock and warrants		110,492
Diluted EPS: Income available to common shareholders plus assumed conversions	$13,689,000	10,820,393	$1.27
For the nine months ended September 30, 2015
Net income as reported	$12,437,000
Basic EPS: Income available to common shareholders	12,437,000	10,671,573	$1.17
Effect of dilutive securities: restricted stock and warrants		80,706
Diluted EPS: Income available to common shareholders plus assumed conversions	$12,437,000	10,752,279	$1.16

The following table sets forth the computation of basic and diluted EPS for the quarters ended September 30, 2016 and 2015.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the quarter ended September 30, 2016
Net income as reported	$4,562,000
Basic EPS: Income available to common shareholders	4,562,000	10,718,873	$0.43
Effect of dilutive securities: restricted stock and warrants		125,495
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,562,000	10,844,368	$0.42
For the quarter ended September 30, 2015
Net income as reported	$4,188,000
Basic EPS: Income available to common shareholders	4,188,000	10,677,922	$0.39
Effect of dilutive securities: restricted stock and warrants		95,278
Diluted EPS: Income available to common shareholders plus assumed conversions	$4,188,000	10,773,200	$0.39
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
The following table presents the number of warrants outstanding as of September 30, 2016 and 2015 and the amount for which the average market price at period end is above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
For the three and nine months ended September 30, 2016
Warrants to private parties	226,819	226,819	—
Total	226,819	226,819	—
For the three and nine months ended September 30, 2015
Warrants issued to Treasury	226,819	226,819	—
Total	226,819	226,819	—

Note 8 – Employee Benefit Plans
401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed 3 months of service. Employees may contribute up to Internal Revenue Service ("IRS") determined limits and the Bank may match employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2015. The amount for 2016 has not been established. The expense related to the 401(k) plan was $338,000 and $333,000 for the nine months ended September 30, 2016 and 2015, respectively.

Deferred Compensation and Supplemental Retirement Benefits
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a postretirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 712 "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental retirement benefits was $161,000 for the nine months ended September 30, 2016 and $234,000 for the same period in 2015. As of September 30, 2016, the associated accrued liability included in other liabilities in the balance sheet was $3,072,000 compared to $3,088,000 and $3,074,000 at December 31, 2015 and September 30, 2015, respectively.

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

	At or for the nine months ended September 30,
	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,967,000	$1,928,000
Service cost	—	—
Interest cost	63,000	54,000
Benefits paid	(90,000)	(78,000)
Benefit obligation at end of period	$1,940,000	$1,904,000
Funded status
Benefit obligation at end of period	$(1,940,000)	$(1,904,000)
Unamortized loss	240,000	192,000
Accrued benefit cost at end of period	$(1,700,000)	$(1,712,000)
The following table sets forth the net periodic pension cost:

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	63,000	54,000	21,000	18,000
Net periodic benefit cost	$63,000	$54,000	$21,000	$18,000

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	September 30, 2016	December 31, 2015	September 30, 2015
Unamortized net actuarial loss	$(240,000)	$(240,000)	$(192,000)
Deferred tax benefit at 35%	84,000	84,000	67,000
Net unrecognized postretirement benefits included in accumulated other comprehensive income (loss)	$(156,000)	$(156,000)	$(125,000)

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

Note 9 - Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2016 and 2015.

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,123,000	$2,522,000	$4,000,000	$988,000
Unrealized gains (losses) arising during the period	3,106,000	1,082,000	(1,851,000)	2,047,000
Reclassification of realized gains during the period	(668,000)	(1,396,000)	(137,000)	(1,000)
Related deferred taxes	(853,000)	110,000	696,000	(716,000)
Net change	1,585,000	(204,000)	(1,292,000)	1,330,000
Balance at end of period	$2,708,000	$2,318,000	$2,708,000	$2,318,000

The reclassification of realized gains is included in the net securities gains line of the consolidated statements of income and comprehensive income and the tax effect is included in the income tax expense line of the same statement.
The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2016 and 2015.

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(112,000)	$(48,000)	$(133,000)	$(84,000)
Amortization of net unrealized gains (losses)	(18,000)	(78,000)	14,000	(51,000)
Related deferred taxes	6,000	27,000	(5,000)	36,000
Net change	(12,000)	(51,000)	9,000	(15,000)
Balance at end of period	$(124,000)	$(99,000)	$(124,000)	$(99,000)

The following table presents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2016 and 2015.

	For the nine months ended September 30,		For the quarter ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$—	$—	$(135,000)	$—
Unrealized gains on cash flow hedging derivatives arising during the period	90,000	—	298,000	—
Related deferred taxes	(32,000)	—	(105,000)	—
Net change	58,000	—	193,000	—
Balance at end of period	$58,000	$—	$58,000	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the nine months and quarters ended September 30, 2016 and 2015.

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
The Company recognizes its derivative instruments in the consolidated balance sheet at fair value.  On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items. Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.
In 2016, interest rate swaps were contracted to limit the Company’s exposure to rising interest rates on short-term liabilities indexed to one-month London Inter-bank Offered Rates (LIBOR). The interest rate swaps were designated as cash flow hedges.
The details of the interest rate swap agreements are as follows:

					As of September 30
					2016	2015
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.940%	$28,000	$—
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.893%	$62,000	—
$50,000,000					$90,000	$—
(1) Presented within other assets in the consolidated balance sheet.

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

Note 11 – Mortgage Servicing Rights

FASB ASC Topic 860 "Transfers and Servicing" requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Company's servicing assets and servicing liabilities are reported using the amortization method and carried at the lower of amortized cost or fair value by strata. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-months moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of September 30, 2016, the prepayment assumption using the PSA model was 271, which translates into an anticipated prepayment rate of 16.24%. The discount rate is the quarterly average 10 year U.S. Treasury plus 3.79%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
For the nine months ended September 30, 2016 and 2015, servicing rights capitalized totaled $370,000 and $358,000, respectively. Servicing rights capitalized for the three-month periods ended September 30, 2016 and 2015, were $197,000 and $131,000 respectively. Servicing rights amortized for the nine months ended September 30, 2016 and 2015, were $339,000 and $337,000, respectively. The fair value of servicing rights was $1,683,000, $1,915,000 and $2,014,000 at September 30, 2016,

December 31, 2015 and September 30, 2015, respectively. The Bank serviced loans for others totaling $241,028,000, $223,610,000 and $218,624,000 at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.
Mortgage servicing rights are included in other assets and detailed in the following table:

	September 30, 2016	December 31, 2015	September 30, 2015
Mortgage servicing rights	$5,718,000	$5,747,000	$6,398,000
Accumulated amortization	(4,560,000)	(4,619,000)	(5,287,000)
Impairment reserve	(87,000)	(35,000)	(16,000)
	$1,071,000	$1,093,000	$1,095,000

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

Note 13 - Certificates of Deposit
The following table represents the breakdown of certificates of deposit at September 30, 2016 and 2015, and at December 31, 2015:

	September 30, 2016	December 31, 2015	September 30, 2015
Certificates of deposit < $100,000	$192,424,000	$158,529,000	$141,946,000
Certificates $100,000 to $250,000	183,991,000	175,077,000	204,707,000
Certificates $250,000 and over	48,040,000	37,376,000	42,654,000
	$424,455,000	$370,982,000	$389,307,000

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

Loans Held for Sale
Loans held for sale are recorded at the lower of aggregate carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Level 2.

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and that were measured at fair value on a recurring basis as of September 30, 2016, December 31, 2015 and September 30, 2015.

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$261,514,000	$—	$261,514,000
State and political subdivisions	—	17,484,000	—	17,484,000
Other equity securities	—	3,295,000	—	3,295,000
Total Securities available for sale	—	282,293,000	—	282,293,000
Interest rate swap agreements	—	90,000	—	90,000
Total assets	$—	$282,383,000	$—	$282,383,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$195,110,000	$—	$195,110,000
State and political subdivisions	—	24,506,000	—	24,506,000
Other equity securities	—	3,423,000	—	3,423,000
Total assets	$—	$223,039,000	$—	$223,039,000

	At September 30, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$187,510,000	$—	$187,510,000
State and political subdivisions	—	25,290,000	—	25,290,000
Other equity securities	—	3,133,000	—	3,133,000
Total assets	$—	$215,933,000	$—	$215,933,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The following tables include assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance of $162,000, $162,000 and $409,000 at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $496,000, $292,000 and $394,000 at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$855,000	$—	$855,000
Impaired loans	—	1,311,000	—	1,311,000
Total assets	$—	$2,166,000	$—	$2,166,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,532,000	$—	$1,532,000
Impaired loans	—	699,000	—	699,000
Total assets	$—	$2,231,000	$—	$2,231,000

	At September 30, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,916,000	$—	$1,916,000
Impaired loans	—	1,413,000	—	1,413,000
Total assets	$—	$3,329,000	$—	$3,329,000

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
The carrying amount and estimated fair values for financial instruments as of September 30, 2016 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,456,000	$23,456,000	$23,456,000	$—	$—
Interest bearing deposits in other banks	15,098,000	15,098,000	15,098,000	—	—
Securities available for sale	282,293,000	282,293,000	—	282,293,000	—
Securities to be held to maturity	188,770,000	195,797,000	—	195,797,000	—
Restricted equity securities	14,048,000	14,048,000	—	14,048,000	—
Loans held for sale	1,228,000	1,228,000	—	1,228,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	293,167,000	289,015,000	—	544,000	288,471,000
Construction	18,452,000	18,191,000	—	—	18,191,000
Other	129,258,000	129,143,000	—	—	129,143,000
Municipal	26,132,000	27,270,000	—	—	27,270,000
Residential
Term	401,597,000	409,916,000	—	703,000	409,213,000
Construction	14,226,000	14,170,000	—	—	14,170,000
Home equity line of credit	110,989,000	110,220,000	—	—	110,220,000
Consumer	24,873,000	24,724,000	—	64,000	24,660,000
Total loans	1,018,694,000	1,022,649,000	—	1,311,000	1,021,338,000
Mortgage servicing rights	1,071,000	1,683,000	—	1,683,000	—
Interest rate swap agreements	90,000	90,000	—	90,000	—
Accrued interest receivable	5,079,000	5,079,000	—	5,079,000	—
Financial liabilities
Demand deposits	$158,476,000	$163,498,000	$—	$163,498,000	$—
NOW deposits	295,708,000	296,393,000	—	296,393,000	—
Money market deposits	76,685,000	71,714,000	—	71,714,000	—
Savings deposits	218,425,000	206,331,000	—	206,331,000	—
Local certificates of deposit	211,402,000	213,622,000	—	213,622,000	—
National certificates of deposit	213,053,000	213,332,000	—	213,332,000	—
Total deposits	1,173,749,000	1,164,890,000	—	1,164,890,000	—
Repurchase agreements	87,970,000	87,246,000	—	87,246,000	—
Federal Home Loan Bank advances	180,128,000	181,918,000	—	181,918,000	—
Total borrowed funds	268,098,000	269,164,000	—	269,164,000	—
Accrued interest payable	508,000	508,000	—	508,000	—

The carrying amounts and estimated fair values for financial instruments as of December 31, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,299,000	$14,299,000	$14,299,000	$—	$—
Interest bearing deposits in other banks	4,013,000	4,013,000	4,013,000	—	—
Securities available for sale	223,039,000	223,039,000	—	223,039,000	—
Securities to be held to maturity	240,023,000	243,123,000	—	243,123,000	—
Restricted equity securities	14,257,000	14,257,000	—	14,257,000	—
Loans held for sale	349,000	349,000	—	349,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	265,616,000	262,763,000	—	—	262,763,000
Construction	24,166,000	23,906,000	—	—	23,906,000
Other	126,551,000	126,141,000	—	—	126,141,000
Municipal	19,730,000	20,331,000	—	—	20,331,000
Residential
Term	401,315,000	405,315,000	—	—	405,315,000
Construction	8,421,000	8,379,000	—	—	8,379,000
Home equity line of credit	109,101,000	108,118,000	—	699,000	107,419,000
Consumer	23,822,000	23,754,000	—	—	23,754,000
Total loans	978,722,000	978,707,000	—	699,000	978,008,000
Mortgage servicing rights	1,093,000	1,915,000	—	1,915,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$130,566,000	$125,651,000	$—	$125,651,000	$—
NOW deposits	242,638,000	224,627,000	—	224,627,000	—
Money market deposits	92,994,000	82,050,000	—	82,050,000	—
Savings deposits	206,009,000	181,010,000	—	181,010,000	—
Local certificates of deposit	201,420,000	201,013,000	—	201,013,000	—
National certificates of deposit	169,562,000	169,617,000	—	169,617,000	—
Total deposits	1,043,189,000	983,968,000	—	983,968,000	—
Repurchase agreements	87,103,000	82,168,000	—	82,168,000	—
Federal Home Loan Bank advances	250,354,000	250,027,000	—	250,027,000	—
Total borrowed funds	337,457,000	332,195,000	—	332,195,000	—
Accrued interest payable	435,000	435,000	—	435,000	—

The carrying amount and estimated fair values for financial instruments as of September 30, 2015 were as follows:

	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,169,000	$19,169,000	$19,169,000	$—	$—
Interest bearing deposits in other banks	301,000	301,000	301,000	—	—
Securities available for sale	215,933,000	215,933,000	—	215,933,000	—
Securities to be held to maturity	245,322,000	248,344,000	—	248,344,000	—
Restricted equity securities	13,912,000	13,912,000	—	13,912,000	—
Loans held for sale	200,000	200,000	—	200,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	264,807,000	262,197,000	—	—	262,197,000
Construction	22,927,000	22,701,000	—	—	22,701,000
Other	117,379,000	117,427,000	—	—	117,427,000
Municipal	21,357,000	21,907,000	—	—	21,907,000
Residential
Term	383,691,000	390,392,000	—	1,413,000	388,979,000
Construction	12,002,000	11,960,000	—	—	11,960,000
Home equity line of credit	108,265,000	107,589,000	—	—	107,589,000
Consumer	23,046,000	23,117,000	—	—	23,117,000
Total loans	953,474,000	957,290,000	—	1,413,000	955,877,000
Mortgage servicing rights	1,095,000	2,014,000	—	2,014,000	—
Accrued interest receivable	5,189,000	5,189,000	—	5,189,000	—
Financial liabilities
Demand deposits	$128,555,000	$124,979,000	$—	$124,979,000	$—
NOW deposits	246,155,000	230,680,000	—	230,680,000	—
Money market deposits	95,217,000	84,535,000	—	84,535,000	—
Savings deposits	199,131,000	176,791,000	—	176,791,000	—
Local certificates of deposit	195,607,000	196,663,000	—	196,663,000	—
National certificates of deposit	193,700,000	193,774,000	—	193,774,000	—
Total deposits	1,058,365,000	1,007,422,000	—	1,007,422,000	—
Repurchase agreements	100,498,000	95,078,000	—	95,078,000	—
Federal Home Loan Bank advances	196,871,000	197,795,000	—	197,795,000	—
Total borrowed funds	297,369,000	292,873,000	—	292,873,000	—
Accrued interest payable	499,000	499,000	—	499,000	—

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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2016	2015	2016	2015
Net interest income as presented	$32,209	$30,291	$10,529	$10,511
Effect of tax-exempt income	2,291	2,332	785	775
Net interest income, tax equivalent	$34,500	$32,623	$11,314	$11,286
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2016	2015	2016	2015
Non-interest expense, as presented	$21,850	$21,952	$7,405	$7,707
Net interest income, as presented	32,209	30,291	10,529	10,511
Effect of tax-exempt income	2,291	2,332	785	775
Non-interest income, as presented	9,439	9,467	3,469	2,975
Effect of non-interest tax-exempt income	267	136	89	45
Net securities gains	(668)	(1,396)	(137)	(1)
Adjusted net interest income plus non-interest income	$43,538	$40,830	$14,735	$14,305
Non-GAAP efficiency ratio	50.19%	53.76%	50.25%	53.88%
GAAP efficiency ratio	52.46%	55.21%	52.90%	57.15%
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

	For the nine months ended September 30,		For the quarter ended September 30,
Dollars in thousands	2016	2015	2016	2015
Average shareholders' equity as presented	$174,415	$165,421	$177,312	$166,571
Less average intangible assets	(30,092)	(30,137)	(30,082)	(30,125)
Average tangible shareholders' common equity	$144,323	$135,284	$147,230	$136,446

Executive Summary
Net income for the nine months ended September 30, 2016 was $13.7 million, up $1.3 million or 10.1% from the same period in 2015. Earnings per common share on a fully diluted basis were $1.27 for the nine months ended September 30, 2016, up $0.11 or 9.5% from the $1.16 posted for the same period in 2015. For the quarter ended September 30, 2016, net income was $4.6 million, up $374,000 or 8.9% from the same period in 2015. Earnings per common share on a fully diluted basis were $0.42 for the quarter ended September 30, 2016, up $0.03 or 7.7% from the $0.39 posted in 2015. Compared to the previous quarter, net income was down $62,000 or 1.3% and earnings per common share on a fully diluted basis were down $0.01 or 2.3%.
This was the best performance for the first nine months of the year in the Company's history. It was also the second best quarter in the Company's history, just $62,000 below the record set in the second quarter of this year. Increased net interest income continues to drive our 2016 performance, the result of strong growth in earning assets. We maintained the quarterly dividend at 23 cents per share in the third quarter and we continue to pay out more than half of our net income to our shareholders in the form of cash dividends.
Net interest income on a tax-equivalent basis was up $1.9 million or 5.8% in the nine months ended September 30, 2016 compared to the same period in 2015, with all of the increase attributable to growth in earning assets, specifically in the loan portfolio, and a small takeaway attributable to our net interest margin slipping to 3.08% in 2016 versus 3.09% in 2015 due to securities calls.
For the quarter ended September 30, 2016, net interest income on a tax-equivalent basis increased $28,000 or 0.2% compared to the same period in 2015. Compared to the previous quarter, net interest income on a tax-equivalent basis was down $396,000 or 3.4%.
Non-interest income for the nine months ended September 30, 2016 was $28,000 or 0.3% lower than in the nine months ended September 30, 2015. This was primarily due to a lower level of gains from sale of securities. This was greatly offset, however, by a $441,000 or 40.3% increase in mortgage origination and servicing income. Non-interest expense for the nine months ended September 30, 2016 was $102,000 or 0.5% lower than in the same period in 2015, primarily due to a reduction in other-credit-related costs outside of the provision for loan losses.
This reduction in other-credit-related costs was driven by continued improvement in credit quality. Non-performing assets stood at 0.49% of total assets as of September 30, 2016 - well below the 0.65% of total assets as of September 30, 2015 and down from 0.57% as of December 31, 2015. Total past-due loans were 0.95% of total loans as of September 30, 2016, compared to 0.84% of total loans as of December 31, 2015, and down from 1.01% as of September 30, 2015.
The provision for loan losses for the first nine months of 2016 was $1.1 million, $25,000 or 2.3% higher than in the same period in 2015. Net loan chargeoffs for the nine months ended September 30, 2016 were $743,000 or 0.10% of average loans on an annualized basis. This was down $1.0 million from net chargeoffs of $1.8 million or 0.25% of average loans on an annualized basis for the nine months ended September 30, 2015. The allowance for loan losses increased $382,000 between December 31, 2015 and September 30, 2016, and is 1.00% of loans outstanding as of September 30, 2016, even with December 31, 2015 and September 30, 2015.
Total assets have increased $70.3 million or 4.5% year-to-date. The loan portfolio increased $40.4 million or 4.1% in the nine months ended September 30, 2016 and $65.8 million or 6.8% from a year ago. After topping the $1.0 billion mark in the first quarter of this year, the loan portfolio dropped slightly in the third quarter. This was partly due to lines of credit paying down earlier than expected. The majority of the loan growth has been in commercial and municipal loans, with modest growth in other loan categories. The investment portfolio has increased $7.8 million year-to-date and increased $9.9 million or 2.1% from a year ago. On the liability side of the balance sheet, low-cost deposits have increased $93.4 million or 16.1% year-to-date and increased $98.8 million or 17.2% over the past year. Local certificates of deposit ("CDs") increased $10.0 million and wholesale CDs increased $43.5 million over the past year.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 16.49%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.

The Company's operating ratios remain good, with a return on average tangible common equity of 12.67% for the nine months ended September 30, 2016 compared to 12.29% for the same period in 2015. Based upon June 30, 2016 data, our return on average tangible common equity was in the top 15% of all banks in the UBPR peer group, which had an average return on equity of 9.46%. Our efficiency ratio continues to be an important component in our overall performance and dropped over 3.0% to 50.19% for the nine months ended September 30, 2016, from 53.76% for the same period in 2015. This ratio remains well below the UBPR peer group average of 64.25% as of June 30, 2016.
Net Interest Income
Total interest income of $40.2 million for the nine months ended September 30, 2016 was an increase of $2.4 million or 6.3% compared to total interest income of $37.8 million for the same period of 2015. Total interest expense of $8.0 million for the nine months ended September 30, 2016 was an increase of $469,000 or 6.3% compared to total interest expense for the nine months ended September 30, 2015. As a result, net interest income of $32.2 million for the nine months ended September 30, 2016 was an increase of $1.9 million or 6.3% compared to net interest income of $30.3 million for the same period ended September 30, 2015. The Company's net interest margin on a tax-equivalent basis decreased from 3.09% for the nine months ended September 30, 2015 to 3.08% for the nine months ended September 30, 2016. Tax-exempt interest income amounted to $4.2 million for the nine months ended September 30, 2016 and $4.3 million for the same period of 2015.
Total interest income of $13.3 million for the quarter ended September 30, 2016 is a 3.5% increase from total interest income of $12.8 million in the comparable period of 2015. Total interest expense of $2.8 million for the quarter ended September 30, 2016 is a 18.6% increase from total interest expense of $2.3 million for the comparable period of 2015. As a result, net interest income increased 0.2% or $18,000 to $10.5 million for the quarter ended September 30, 2016, from the same period in 2015. The Company's net interest margin on a tax-equivalent basis decreased from 3.11% for the quarter ended September 30, 2015 to 2.98% for the quarter ended September 30, 2016. Tax-exempt interest income amounted to $1.5 million and $1.4 million for the quarters ended September 30, 2016 and 2015, respectively.
The following tables present the amount of interest earned or paid, as well as the average yield or rate on an annualized basis, for each major category of assets or liabilities for the nine months and quarters ended September 30, 2016 and 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

	For the nine months ended
	September 30, 2016		September 30, 2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$17	0.40%	$16	0.25%
Investments	12,412	3.51%	12,607	3.71%
Loans held for sale	20	3.74%	12	3.71%
Loans	30,001	3.94%	27,469	3.88%
Total interest income	42,450	3.79%	40,104	3.80%
Interest expense
Deposits	4,382	0.60%	3,995	0.58%
Other borrowings	3,568	1.59%	3,486	1.62%
Total interest expense	7,950	0.83%	7,481	0.83%
Net interest income	$34,500		$32,623
Interest rate spread		2.95%		2.97%
Net interest margin		3.08%		3.09%

	For the quarters ended
	September 30, 2016		September 30, 2015
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest on earning assets
Interest-bearing deposits	$9	0.83%	$3	0.29%
Investments	3,940	3.33%	4,290	3.58%
Loans held for sale	7	2.55%	5	3.71%
Loans	10,112	3.90%	9,310	3.84%
Total interest-earning assets	14,068	3.71%	13,608	3.74%
Interest expense
Deposits	1,538	0.61%	1,236	0.52%
Other borrowings	1,216	1.76%	1,086	1.51%
Total interest expense	2,754	0.86%	2,322	0.75%
Net interest income	$11,314		$11,286
Interest rate spread		2.85%		2.99%
Net interest margin		2.98%		3.11%
The following tables present changes in interest income and expense attributable to changes in interest rates and volume for interest-earning assets and liabilities for the nine months and quarter ended September 30, 2016 compared to 2015. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate in 2016 and 2015.

For the nine months ended September 30, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(5)	$10	$(4)	$1
Investment securities	491	(660)	(26)	(195)
Loans held for sale	8	—	—	8
Loans	2,023	474	35	2,532
Change in interest income	2,517	(176)	5	2,346
Interest expense
Deposits	247	132	8	387
Other borrowings	145	(60)	(3)	82
Change in interest expense	392	72	5	469
Change in net interest income	$2,125	$(248)	$—	$1,877

1 Represents the change attributable to a combination of change in rate and change in volume.

For the quarter ended September 30, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$—	$5	$1	$6
Investment securities	(43)	(310)	3	(350)
Loans held for sale	5	(2)	(1)	2
Loans	691	103	8	802
Change in interest income	653	(204)	11	460
Interest expense
Deposits	80	208	14	302
Other borrowings	(43)	181	(8)	130
Change in interest expense	37	389	6	432
Change in net interest income	$616	$(593)	$5	$28

Average Daily Balance Sheets
The following table shows the Company's average daily balance sheets for the nine months and quarters ended September 30, 2016 and 2015.

	For the nine months ended		For the quarters ended
Dollars in thousands	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$17,856	$14,907	$23,933	$15,736
Interest-bearing deposits in other banks	5,693	8,610	4,331	4,061
Securities available for sale	236,179	182,944	261,422	214,641
Securities to be held to maturity	221,230	257,306	195,281	247,373
Restricted equity securities, at cost	14,444	13,912	14,436	13,912
Loans held for sale	714	432	1,092	535
Loans	1,016,958	947,209	1,032,567	961,192
Allowance for loan losses	(10,203)	(10,066)	(10,300)	(9,841)
Net loans	1,006,755	937,143	1,022,267	951,351
Accrued interest receivable	5,339	5,083	5,097	4,963
Premises and equipment	21,376	22,197	21,158	21,922
Other real estate owned	1,379	2,565	903	2,273
Goodwill	29,805	29,805	29,805	29,805
Other assets	32,893	22,757	33,862	23,803
Total Assets	$1,593,663	$1,497,661	$1,613,587	$1,530,375

Liabilities & Shareholders' Equity
Demand deposits	$127,587	$110,420	$144,067	$122,999
NOW deposits	247,409	211,070	258,354	224,913
Money market deposits	76,445	100,649	75,120	100,668
Savings deposits	207,967	182,108	212,709	195,028
Certificates of deposit	444,871	426,089	455,915	420,333
Total deposits	1,104,279	1,030,336	1,146,165	1,063,941
Borrowed funds – short term	170,047	143,077	137,970	152,233
Borrowed funds – long term	130,128	145,136	136,620	133,762
Dividends payable	961	1,093	997	1,146
Other liabilities	13,833	12,598	14,523	12,722
Total Liabilities	1,419,248	1,332,240	1,436,275	1,363,804
Shareholders' Equity:
Common stock	108	107	108	107
Additional paid-in capital	60,152	59,361	60,368	59,548
Retained earnings	111,535	104,137	113,722	105,742
Net unrealized gain on securities available-for-sale	2,913	2,014	3,438	1,388
Net unrealized loss on securities transferred from available for sale to held to maturity	(124)	(73)	(130)	(89)
Net unrealized loss on cash flow hedging derivative instruments	(13)	—	(38)	—
Net unrealized loss on postretirement benefit costs	(156)	(125)	(156)	(125)
Total Shareholders' Equity	174,415	165,421	177,312	166,571
Total Liabilities & Shareholders' Equity	$1,593,663	$1,497,661	$1,613,587	$1,530,375

Non-Interest Income
Non-interest income of $9.4 million for the nine months ended September 30, 2016 is a decrease of $28,000 compared to the same period in 2015. This was primarily due to a lower level of gains from sale of securities. This was greatly offset, however, by a $441,000 or 40.3% increase in mortgage origination and servicing income. Non-interest income was $3.5 million for the quarter ended September 30, 2016, an increase of 16.6% from the $3.0 million reported for the quarter ended September 30, 2015. This increase was attributable to the increase in mortgage origination and servicing income.
Non-Interest Expense
Non-interest expense of $21.9 million for the nine months ended September 30, 2016 is a decrease of 0.5% or $102,000 compared to non-interest expense of $22.0 million for the same period in 2015, primarily due to a reduction in other-credit-related costs outside of the provision for loan losses. The Company's efficiency ratio has dropped more than 3.0% to 50.19% for the nine months ended September 30, 2016 from 53.76% for the same period in 2015. Noninterest expense of $7.4 million for the quarter ended September 30, 2016 is a decrease of 3.9% compared to noninterest expense of $7.7 million for the same period in 2015 due to the reasons mentioned above.
Income Taxes
Income taxes on operating earnings were $5.0 million for the nine months ended September 30, 2016, up $715,000 from the same period in 2015. This is in line with the increase in the Company's level of income before income taxes.
Investments
The Company's investment portfolio increased by $7.8 million between December 31, 2015, and September 30, 2016. As of September 30, 2016, mortgage-backed securities had a carrying value of $295.7 million and a fair value of $297.1 million. Of this total, securities with a fair value of $199.8 million or 67.3% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $97.3 million or 32.7% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $124,000 at September 30, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.

The following table sets forth the Company's investment securities at their carrying amounts as of September 30, 2016 and 2015 and December 31, 2015.

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Securities available for sale
Mortgage-backed securities	$261,514	$195,110	$187,510
State and political subdivisions	17,484	24,506	25,290
Other equity securities	3,295	3,423	3,133
	$282,293	$223,039	$215,933
Securities to be held to maturity
U.S. government-sponsored agencies	$891	$71,000	$75,991
Mortgage-backed securities	34,186	42,193	45,287
State and political subdivisions	149,393	122,530	123,744
Corporate securities	4,300	4,300	300
	$188,770	$240,023	$245,322
Restricted equity securities
Federal Home Loan Bank Stock	$13,011	$13,220	$12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	$14,048	$14,257	$13,912
Total securities	$485,111	$477,319	$475,167

The following table sets forth yields and contractual maturities of the Company's investment securities as of September 30, 2016. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their final contractual maturity date, while the calculated yield takes into effect the intermediate cash flows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government-Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	—	0.00%
Due after 10 years	—	0.00%	891	5.57%
Total	—	0.00%	891	5.57%
Mortgage-Backed Securities
Due in 1 year or less	974	3.76%	127	5.90%
Due in 1 to 5 years	2,528	3.11%	7,164	2.64%
Due in 5 to 10 years	21,648	2.91%	10,953	2.92%
Due after 10 years	236,364	2.22%	15,942	3.95%
Total	261,514	2.29%	34,186	3.35%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	1,345	7.03%
Due in 1 to 5 years	578	6.14%	6,264	6.18%
Due in 5 to 10 years	1,855	6.23%	24,879	5.89%
Due after 10 years	15,051	5.65%	116,905	4.72%
Total	17,484	5.73%	149,393	5.00%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,295	2.19%	—	0.00%
	$282,293	2.50%	$188,770	4.71%

Impaired Securities
The securities portfolio contains certain securities that the amortized cost of which exceeds fair value, which at September 30, 2016 amounted to $735,000, or 0.16% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount was $3.5 million, or 0.76% of the amortized cost of total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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
As of September 30, 2016, the Company had temporarily impaired securities with a fair value of $95.3 million and unrealized losses of $735,000, as identified in the table below. This was down from December 31, 2015 as a result of a shift in the yield curve and a corresponding increase in value of investment securities. Securities in a continuous unrealized loss position more than twelve months amounted to $2.5 million as of September 30, 2016, compared with $21.0 million at December 31, 2015. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuer's continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that the issuer will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuer's financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at September 30, 2016:

	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses	Fair Value (Estimated)	Unrealized Losses
Mortgage-backed securities	$79,118	$(468)	$2,407	$(79)	$81,525	$(547)
State and political subdivisions	13,666	(170)	—	—	13,666	(170)
Other equity securities	10	(2)	107	(16)	117	(18)
	$92,794	$(640)	$2,514	$(95)	$95,308	$(735)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:
Securities issued by U.S. Government-sponsored agencies and enterprises. As of September 30, 2016, there were no unrealized losses on these securities compared to $2.3 million unrealized losses as of December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets and does not consider these securities to be other-than-temporarily impaired at September 30, 2016.
Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of September 30, 2016, there were $547,000 of unrealized losses on these securities compared with $1.1 million at December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at September 30, 2016 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
Obligations of state and political subdivisions. As of September 30, 2016, there were $170,000 of unrealized losses on these securities compared to $87,000 at December 31, 2015. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are generally supported by state aid. At September 30, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2016 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Corporate securities. There were no unrealized losses on corporate securities as of September 30, 2016, or at December 31, 2015. Corporate securities are dependent on the operating performance of the issuers. At September 30, 2016, all corporate bond issuers were current on contractually obligated interest and principal payments.
Other equity securities. As of September 30, 2016, the total unrealized losses on other equity securities amounted to $18,000 compared with $6,000 at December 31, 2015. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at September 30, 2016.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of September 30, 2016, 2015 and December 31, 2015, the Bank's investment in FHLB stock totaled $13.0 million, $12.9 million and $13.2 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2016. The Bank will continue to monitor its investment in FHLB stock.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. As of September 30, 2016, the Bank had $1.2 million in loans held for sale. This compares to $349,000 in loans held for sale at December 31, 2015 and $200,000 in loans held for sale at September 30, 2015. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.
Loans
The loan portfolio increased during the first nine months of 2016, with total loans at $1.03 billion at September 30, 2016, up $40.4 million or 4.1% from total loans of $988.6 million at December 31, 2015. Commercial loans increased $25.2 million or 6.0% between December 31, 2015 and September 30, 2016, municipal loans increased $6.4 million or 32.4%, residential term loans increased $129,000 and home equity lines of credit increased $1.8 million.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans. Commercial real estate is primarily comprised of loans to small businesses collateralized by owner-occupied real estate, while other commercial is primarily comprised of loans to small businesses collateralized by plant and equipment, commercial fishing vessels and gear, and limited inventory-based lending.Commercial real estate loans typically have a maximum loan-to-value of 80% based upon current appraisal information at the time the loan is made. Land and land development loans typically have a maximum loan-to-value of 65% to 75% based upon current appraisal information at the time the loan is made. Construction, land and land improvement loans, both commercial and residential, comprise a small portion of the portfolio, and at 21.9% of capital are well under the regulatory guidance of 100.0% of capital. Construction loans and non-owner-occupied commercial real estate loans are at 102.9% of total capital, well under the regulatory guidance of 300.0% of capital. Municipal loans are comprised of loans to municipalities in the State of Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and as such are collateralized by the taxing ability of the municipality for repayment of debt.
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

The following table summarizes the loan portfolio, by class, at September 30, 2016 and 2015 and December 31, 2015.

Dollars in thousands	September 30, 2016		December 31, 2015		September 30, 2015
Commercial
Real estate	$297,808	28.9%	$269,462	27.3%	$268,741	27.9%
Construction	18,828	1.8%	24,881	2.5%	23,624	2.5%
Other	131,198	12.8%	128,341	13.0%	119,097	12.4%
Municipal	26,153	2.5%	19,751	2.0%	21,377	2.2%
Residential
Term	403,159	39.2%	403,030	40.7%	385,145	39.9%
Construction	14,269	1.4%	8,451	0.9%	12,029	1.2%
Home equity line of credit	111,994	10.9%	110,202	11.1%	109,390	11.4%
Consumer	25,583	2.5%	24,520	2.5%	23,748	2.5%
Total loans	$1,028,992	100.0%	$988,638	100.0%	$963,151	100.0%
The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of September 30, 2016.

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$3,179	$10,797	$26,759	$257,073	$297,808
Construction	53	5,709	2,243	10,823	18,828
Other	8,636	37,242	29,972	55,348	131,198
Municipal	16	5,683	10,482	9,972	26,153
Residential
Term	677	5,735	12,532	384,215	403,159
Construction	169	702	55	13,343	14,269
Home equity line of credit	177	682	1,770	109,365	111,994
Consumer	7,226	5,120	2,985	10,252	25,583
Total loans	$20,133	$71,670	$86,798	$850,391	$1,028,992
The following table provides a listing of loans by class, between variable and fixed rates as of September 30, 2016.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$35,806	3.5%	$262,002	25.4%	$297,808	28.9%
Construction	4,999	0.5%	13,829	1.3%	18,828	1.8%
Other	50,163	4.9%	81,035	7.9%	131,198	12.8%
Municipal	24,398	2.3%	1,755	0.2%	26,153	2.5%
Residential
Term	279,764	27.2%	123,395	12.0%	403,159	39.2%
Construction	13,758	1.4%	511	0.0%	14,269	1.4%
Home equity line of credit	822	0.1%	111,172	10.8%	111,994	10.9%
Consumer	20,264	2.0%	5,319	0.5%	25,583	2.5%
Total loans	$429,974	41.9%	$599,018	58.1%	$1,028,992	100.0%

Loan Concentrations
As of September 30, 2016, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

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

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Changes in various elements of the allowance caused the period-to-period decrease. Management feels the change in the unallocated is consistent with improvement in credit quality.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At September 30, 2016, impaired loans with specific reserves totaled $8.8 million and the amount of such reserves was $949,000. This compares to impaired loans with specific reserves of $8.6 million at December 31, 2015 and the amount of such reserves was $754,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at September 30, 2016 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. Management views the level of the allowance for loan losses as appropriate. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.
The following table summarizes our allocation of allowance by loan class as of September 30, 2016 and 2015 and December 31, 2015. The percentages are the portion of each loan class to total loans.

Dollars in thousands	September 30, 2016		December 31, 2015		September 30, 2015
Commercial
Real estate	$4,039	28.9%	$3,120	27.3%	$3,151	27.9%
Construction	327	1.8%	580	2.5%	558	2.5%
Other	1,688	12.8%	1,452	13.0%	1,376	12.4%
Municipal	18	2.5%	17	2.0%	16	2.2%
Residential
Term	1,359	39.2%	1,391	40.7%	1,165	39.9%
Construction	37	1.4%	24	0.9%	22	1.2%
Home equity line of credit	874	10.9%	893	11.1%	901	11.4%
Consumer	618	2.5%	566	2.5%	562	2.5%
Unallocated	1,338	—%	1,873	—%	1,926	—%
Total	$10,298	100.0%	$9,916	100.0%	$9,677	100.0%

The allowance for loan losses totaled $10.3 million at September 30, 2016, compared to $9.9 million as of December 31, 2015 and $9.7 million as of September 30, 2015. Management's ongoing application of methodologies to establish the allowance include an evaluation of impaired loans for specific reserves. These specific reserves increased $195,000 in the first nine months of 2016 from $754,000 at December 31, 2015 to $949,000 at September 30, 2016. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $469,000 in the first nine months of 2016. This increase was due to a $1.0 million overlay in pooled reserves due to increased commercial loan volume this year and potential weakness in a small number of credits which are currently performing. The portion of the reserve based on qualitative factors increased by $253,000 in the first nine months of 2016 as a result of adjustments for several qualitative factors. After consideration of the shifts in specific, pooled and qualitative reserves, Management determined that market trends and other internal factors warranted the $535,000 decrease in unallocated reserves in the first nine months of 2016 from $1.9 million at December 31, 2015 to $1.3 million at September 30, 2016.
A breakdown of the allowance for loan losses as of September 30, 2016, by loan class and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$381	$1,303	$2,355	$—	$4,039
Construction	99	81	147	—	327
Other	68	577	1,043	—	1,688
Municipal	—	—	18	—	18
Residential
Term	318	571	470	—	1,359
Construction	—	20	17	—	37
Home equity line of credit	32	457	385	—	874
Consumer	51	318	249	—	618
Unallocated	—	—	—	1,338	1,338
	$949	$3,327	$4,684	$1,338	$10,298
Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance was $1,125,000 for the first nine months of 2016, an increase of $25,000 from the first nine months of 2015. Net chargeoffs were $743,000 in the first nine months of 2016 compared to net chargeoffs of $1.8 million in the first nine months of 2015. Our allowance as a percentage of outstanding loans was 1.00% as of September 30, 2016, even with December 31, 2015, and September 30, 2015.

The following table summarizes the activities in our allowance for loan losses for the nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Balance at the beginning of year	$9,916	$10,344	$10,344
Loans charged off:
Commercial
Real estate	33	280	254
Construction	75	9	9
Other	167	732	732
Municipal	—	—	—
Residential
Term	338	420	187
Construction	—	—	—
Home equity line of credit	147	582	532
Consumer	246	350	282
Total	1,006	2,373	1,996
Recoveries on loans previously charged off
Commercial
Real estate	—	2	1
Construction	4	1	—
Other	80	88	66
Municipal	—	—	—
Residential
Term	88	152	37
Construction	—	—	—
Home equity line of credit	3	31	31
Consumer	88	121	94
Total	263	395	229
Net loans charged off	743	1,978	1,767
Provision for loan losses	1,125	1,550	1,100
Balance at end of period	$10,298	$9,916	$9,677
Ratio of net loans charged off to average loans outstanding[1]	0.10%	0.21%	0.25%
Ratio of allowance for loan losses to total loans outstanding	1.00%	1.00%	1.00%
1 Annualized using a 366-day basis for 2016 and a 365-day basis for 2015.
Management believes the allowance for loan losses is appropriate as of September 30, 2016. In Management's opinion, the level of the provision for loan losses is directionally consistent with the overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies.
Nonperforming Loans
Nonperforming loans are comprised of loans, for which based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when principal and interest is 90 days or more past due unless the loan is both well secured and in the process of collection (in which case the loan may continue to accrue interest in spite of its past due status). A loan is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is "in the process of collection" if collection of the loan is proceeding in due course either (1) through legal action, including judgment enforcement p rocedures, or, (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.
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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.69% at September 30, 2016 compared to 0.75% at December 31, 2015 and 0.83% at September 30, 2015. The following table shows the distribution of nonperforming loans by class as of September 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Commercial
Real estate	$1,222	$915	$1,220
Construction	—	238	208
Other	412	66	114
Municipal	—	—	—
Residential
Term	4,475	5,260	5,491
Construction	—	—	—
Home equity line of credit	851	893	948
Consumer	170	—	—
Total nonperforming loans	$7,130	$7,372	$7,981
Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans for which we expect to collect all amounts due, including past-due interest. As of September 30, 2016, loans 90 or more days past due and still accruing interest totaled $7,000, compared to $136,000 at December 31, 2015 and $109,000 at September 30, 2015.

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
Our overall level of TDRs decreased during the first nine months of 2016. As of September 30, 2016, we had 75 loans with a value of $22.0 million that have been restructured. This compares to 84 loans with a value of $23.9 million and 88 loans with a value of $24.7 million classified as TDRs as of December 31, 2015 and September 30, 2015, respectively.

The following table shows the activity in loans classified as TDRs between December 31, 2015 and September 30, 2016:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2015	84	$23,923
Added in 2016	—	—
Removed in 2016	(9)	(1,033)
Repayments in 2016	—	(865)
Total at September 30, 2016	75	$22,025

As of September 30, 2016, 64 loans with an aggregate balance of $20.6 million were performing under the modified terms, two loans with an aggregate balance of $495,000 were more than 30 days past due and accruing and nine loans with an aggregate balance of $971,000 were on nonaccrual. As a percentage of aggregate outstanding balance, 93.3% were performing under the modified terms, 2.2% were more than 30 days past due and accruing and 4.4% were on nonaccrual. The performance status of all TDRs as of September 30, 2016, as well as the associated specific reserve in the allowance for loan losses, is summarized by type of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$9,221	$—	$—	$9,221
Construction	788	—	—	788
Other	841	—	—	841
Municipal	—	—	—	—
Residential
Term	9,160	495	971	10,626
Construction	—	—	—	—
Home equity line of credit	549	—	—	549
Consumer	—	—	—	—
	$20,559	$495	$971	$22,025
Percent of balance	93.3%	2.2%	4.4%	100.0%
Number of loans	64	2	9	75
Associated specific reserve	$414	$43	$35	$492

Residential TDRs (including home equity lines of credit) as of September 30, 2016 included 56 loans with an aggregate balance of $11.2 million, and the modifications granted fell into five major categories. Loans totaling $6.9 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $4.0 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $249,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.4 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of September 30, 2016 were comprised of 19 loans with a balance of $10.8 million. Of this total, 13 loans with an aggregate balance of $7.5 million had an extended period of interest-only payments, deferring the start of principal repayment. Three loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining three loans with an aggregate balance of $1.5 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of September 30, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1.1 million. There were also nine loans with an outstanding balance of $971,000 that were classified as TDRs and on non-accrual status. Three loans with an outstanding balance of $222,000 were in the process of foreclosure.

Impaired Loans
Impaired loans include restructured loans and loans placed on non-accrual status. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $28.2 million at September 30, 2016, and have decreased $1.3 million from December 31, 2015. The number of loans decreased by nine from 145 to 136 during the same period. Impaired commercial loans decreased $493,000 between December 31, 2015 and September 30, 2016. The specific allowance for impaired commercial loans increased from $399,000 at December 31, 2015 to $548,000 as of September 30, 2016, which represented the fair value deficiencies for loans where the fair value of the collateral or net present value of expected cash flows was estimated at less than our carrying amount of the loan. From December 31, 2015 to September 30, 2016, impaired residential loans decreased $957,000 and impaired home equity lines of credit decreased $66,000.
The following table sets forth impaired loans as of September 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Commercial
Real estate	$10,442	$10,717	$11,228
Construction	788	1,026	996
Other	1,254	1,234	1,736
Municipal	—	—	—
Residential
Term	14,131	15,088	15,276
Construction	—	—	—
Home equity line of credit	1,400	1,466	1,550
Consumer	170	—	—
Total	$28,185	$29,531	$30,786
Past Due Loans
The Bank's overall loan delinquency ratio was 0.95% at September 30, 2016 compared to 0.84% at December 31, 2015 and 1.01% at September 30, 2015. Loans 90 days delinquent and accruing decreased from $136,000 at December 31, 2015 to $7,000 as of September 30, 2016. The following table sets forth loan delinquencies as of September 30, 2016 and 2015 and December 31, 2015:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Commercial
Real estate	$1,486	$884	$1,056
Construction	—	273	239
Other	644	328	10
Municipal	—	—	—
Residential
Term	6,235	5,187	6,950
Construction	—	368	—
Home equity line of credit	1,067	1,108	1,195
Consumer	310	139	308
Total	$9,742	$8,287	$9,758
Loans 30-89 days past due to total loans	0.57%	0.46%	0.61%
Loans 90+ days past due and accruing to total loans	0.00%	0.01%	0.01%
Loans 90+ days past due on non-accrual to total loans	0.37%	0.37%	0.39%
Total past due loans to total loans	0.95%	0.84%	1.01%

Potential Problem Loans and Loans in Process of Foreclosure
Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to improvements in the economy as well as changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At September 30, 2016, there were seven potential problem loans with a balance of $479,000 or 0.05% of total loans. This compares to six loans with a balance of $579,000 or 0.06% of total loans at December 31, 2015.
As of September 30, 2016, there were 19 loans in the process of foreclosure with a total balance of $2.9 million. The Bank's foreclosure process begins when a loan becomes 45 days past due at which time a preliminary foreclosure letter is sent to the borrower. If the loan becomes 80 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and an affidavit for a Motion for Summary Judgment is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
In July 2016, the Bank conducted a self-audit of its loans in foreclosure and its foreclosure process and found there were no deficiencies or areas to improve. For loans sold to the secondary market on which servicing is retained, the Bank follows Freddie Mac's and Fannie Mae's published guidelines and regularly reviews these guidelines for updates and changes to process. All secondary market loans have been sold without recourse in a non-securitized, one-on-one basis. As a result, the Bank has no liability for these loans in the event of a foreclosure.
Other Real Estate Owned
Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the cost of the asset and is not included as part of the allowance for loan loss totals. At September 30, 2016, there were nine properties owned with a net OREO balance of $855,000, net of an allowance for losses of $162,000, compared to December 31, 2015 when there were 14 properties owned with a net OREO balance of $1.5 million, net of an allowance for losses of $162,000 and September 30, 2015 when there were 17 properties owned with a net OREO balance of $1.9 million, net of an allowance for losses of $409,000.

The following table presents the composition of other real estate owned:

Dollars in thousands	September 30, 2016	December 31, 2015	September 30, 2015
Carrying Value
Commercial
Real estate	$—	$—	$—
Construction	28	28	81
Other	352	706	931
Municipal	—	—	—
Residential
Term	637	960	1,313
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$1,017	$1,694	$2,325
Related Allowance
Commercial
Real estate	$—	$—	$—
Construction	11	11	45
Other	92	77	67
Municipal	—	—	—
Residential
Term	59	74	297
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$162	$162	$409
Net Value
Commercial
Real estate	$—	$—	$—
Construction	17	17	36
Other	260	629	864
Municipal	—	—	—
Residential
Term	578	886	1,016
Construction	—	—	—
Home equity line of credit	—	—	—
Consumer	—	—	—
Total	$855	$1,532	$1,916

Liquidity Management
As of September 30, 2016, the Bank had primary sources of liquidity of $238.1 million. It is Management's opinion this is sufficient to meet liquidity needs under a broad range of scenarios. The Bank has an additional $325.1 million in contingent sources of liquidity, including the Federal Reserve Borrower in Custody program, municipal and corporate securities, and correspondent bank lines of credit. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Bank's primary source of liquidity is deposits, which funded 68.4% of total average assets in the first nine months of 2016. While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although Management has no intention to do so at this time.
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
Deposits
During the first nine months of 2016, total deposits increased by $130.6 million or 12.5% from December 31, 2015 levels. Low-cost deposits (demand, NOW, and savings accounts) increased by $93.4 million or 16.1% in the first nine months of 2016, money market deposits decreased $16.3 million or 17.5%, and certificates of deposit increased $53.5 million or 14.4%. Between September 30, 2015 and September 30, 2016, total deposits increased by $115.4 million or 10.9%. Low-cost deposits increased by $98.8 million or 17.2%, money market accounts decreased $18.5 million or 19.5%, and certificates of deposit increased $35.1 million or 9.0%. The increase in low-cost deposits year-to-date is consistent with our normal seasonal fluctuation. The majority of the change in certificates of deposit both year-to-date and year-over-year was primarily from a shift in funding strategy between borrowed funds and certificates of deposit.
Borrowed Funds
The Company uses funding from the FHLB of Boston, the Federal Reserve Bank of Boston and repurchase agreements enabling it to grow its balance sheet and its revenues. This funding may also be used to balance seasonal deposit flows or to carry out interest rate risk management strategies, and is increased to replace or supplement other sources of funding, including core deposits and certificates of deposit. During the nine months ended September 30, 2016, borrowed funds decreased $69.4 million or 20.6% from December 31, 2015. Between September 30, 2015 and September 30, 2016, borrowed funds decreased by $29.3 million or 9.8%. This is due to the above mentioned shift in funding strategy between borrowed funds and certificates of deposit.
Shareholders' Equity
Shareholders' equity as of September 30, 2016 was $176.0 million, compared to $167.5 million as of December 31, 2015 and $167.1 million as of September 30, 2015. The Company's earnings in the first nine months of 2016, net of dividends paid, added to shareholders' equity. The net unrealized gain on available-for-sale securities, presented in accordance with FASB ASC Topic 740 "Investments – Debt and Equity Securities", increased by $1.6 million from December 31, 2015 and now stands at a $2.7 million.
A cash dividend of $0.23 per share was declared in the third quarter of 2016. This is equal to what was paid in the second quarter. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 53.13% for the first nine months of 2016 compared to 55.56% for the same period in 2015. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2016 is this year's net income plus $12.7 million.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer include the fully phased-in 2.50% buffer.
The Company met each of the well-capitalized ratio guidelines at September 30, 2016. The following tables indicate the capital ratios for the Bank and the Company at September 30, 2016 and December 31, 2015.

As of September 30, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.88%	15.07%	15.07%	16.18%
Company	9.06%	15.38%	15.38%	16.49%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.82%	14.45%	14.45%	15.53%
Company	8.81%	14.70%	14.70%	15.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

At September 30, 2016, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50.0 million and an unrealized gain of $90,000. The notional amounts and net unrealized gain (loss) of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At September 30, 2016, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

Contractual Obligations
The following table sets forth the contractual obligations of the Company as of September 30, 2016:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$268,098	$137,970	$40,000	$65,000	$25,128
Operating leases	442	164	208	31	39
Certificates of deposit	424,455	267,201	72,091	85,163	—
Total	$692,995	$405,335	$112,299	$150,194	$25,167
Total loan commitments and unused lines of credit	$176,062	$176,062	$—	$—	$—

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities that reprice within a specified time period. The Company's cumulative one-year gap at September 30, 2016 was +15.95% of total assets compared to +5.13% of total assets at December 31, 2015. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition and pricing behavior, which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
A summary of the Company's static gap, as of September 30, 2016, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$40,294	$78,668	$210,449	$141,652
Restricted stock, at cost	13,011	—	—	1,037
Loans held for sale	—	—	—	1,228
Loans	394,731	170,654	359,070	104,537
Other interest-earning assets	—	22,124	—	—
Non-rate-sensitive assets	25,379	—	—	72,254
Total assets	473,415	271,446	569,519	320,708
Interest-bearing deposits	273,767	64,778	156,662	500,061
Borrowed funds	117,970	20,000	105,000	25,128
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	331,772
Total liabilities and equity	393,637	90,478	294,012	856,961
Period gap	$79,778	$180,968	$275,507	$(536,253)
Percent of total assets	4.88%	11.07%	16.85%	(32.80)%
Cumulative gap (current)	$79,778	$260,746	$536,253	$—
Percent of total assets	4.88%	15.95%	32.80%	—%
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

The Company's most recent simulation model projects net interest income would decrease by approximately 1.23% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and increase by approximately 0.43% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be lower than that earned in a stable rate environment by 0.52% in a falling-rate scenario, and higher than that earned in a stable rate environment by 6.37% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of September 30, 2016 and December 31, 2015 is presented in the following table:

Changes in Net Interest Income	September 30, 2016	December 31, 2015
Year 1
Projected change if rates decrease by 1.0%	-1.23%	-0.97%
Projected change if rates increase by 2.0%	0.43%	-1.94%
Year 2
Projected change if rates decrease by 1.0%	-0.52%	-2.80%
Projected change if rates increase by 2.0%	6.37%	-1.59%
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

Interest Rate Risk Management
A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of September 30, 2016, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of September 30, 2016, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. As a result of recent statements made by the Federal Open Market Committee, Management expects that short-term interest rates may increase sometime in the next one-to-three quarters and believes that the current level of interest rate risk is acceptable.

Item 4: Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2016, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. The Company made the following repurchases of its common stock in the nine months ended September 30, 2016:

Month	Shares Purchased	Average Price Per Share	Total shares purchased as part of publicly announced repurchase plans	Maximum number of shares that may be purchased under the plans
January 2016	1,434	18.45	0	0
February 2016	4,761	18.74	0	0
March 2016	741	19.06	0	0
April 2016	—	—	0	0
May 2016	117	20.28	0	0
June 2016	—	—	0	0
July 2016	—	—	0	0
August 2016	—	—	0	0
September 2016	—	—	0	0
Total	7,053	18.71	0	0

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

Date: November 9, 2016

/s/ F. Stephen Ward
F. Stephen Ward
Executive Vice President & Chief Financial Officer

Date: November 9, 2016