Form 10-K
period 2016-12-31
First Bancorp, Inc /ME/
filed 2017-03-10
CIK 765207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2016

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
Common Stock: $217,289,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2017
Common Stock: 10,815,445 shares

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
On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank "Camden National". The branch is one of 15 Maine branches Camden National acquired from Bank of America, and this branch was divested by Camden National to resolve competitive concerns in that market raised by the U.S. Department of Justice's Antitrust Division. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans. On the same date, the Bank completed the purchase of a full-service bank building at 145 Exchange Street in Bangor, Maine, also from Camden National, and opened a full-service branch in this building in February of 2013. The total value of the transaction was $6.6 million, which included the premises and equipment for the two locations, the premium paid for the Rockland deposits, a small amount of loans, plus core deposit intangible and goodwill.
As of December 31, 2016, the Company's securities consisted of one class of common stock. At that date, there were 10,793,946 shares of common stock outstanding. On January 9, 2009, the Company issued $25,000,000 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, to the U.S. Treasury under the Capital Purchase Program ("the CPP Shares"). As of May 8, 2013, the Company had repurchased all of the CPP Shares. Incident to such issuance of the CPP Shares, the Company issued to the Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The Warrants have a term of ten years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise and strike price were adjusted at the time of the sale. As a result of this transaction, the aggregate number of shares of common stock issuable under the Warrants were adjusted to 226,819 shares with a strike price of $16.53 per share. In November 2016, the Company repurchased all of the outstanding Warrants for an aggregate purchase price of $1,750,000.
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

The First Bancorp - 2016 Form 10-K - Page 1

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

Supervision and Regulation

The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and section 225.82 of Regulation Y issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and is required to file with the Federal Reserve Board an annual report and other information required pursuant to the BHC Act. The Company is subject to examination by the Federal Reserve Board. Virtually all of the Company's cash revenues are generally derived from dividends paid to the Company by the Bank. These dividends are subject to various legal and regulatory restrictions which are summarized in Note 18 to the accompanying financial statements. The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC") and is subject to the provisions of the National Bank Act. As a result, it must meet certain liquidity and capital requirements, which are discussed in the following sections.

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

The First Bancorp - 2016 Form 10-K - Page 2

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted on July 21, 2010, is resulting in broad changes to the U.S. financial system and is the most significant financial reform legislation enacted since the 1930s. Financial regulatory agencies have issued numerous rulemakings to implement its provision, but other rules have yet to be promulgated or to take effect. As a result, the ultimate impact of the Dodd-Frank Act is not yet known, but it has affected, and we expect it will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity.
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
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") to ensure consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair or abusive practices. The CFPB has begun exercising supervisory review of banks under its jurisdiction and has concentrated much of its initial rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. During 2017, we expect the CFPB will focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications. In addition to the exercise of its rulemaking authority, the CFPB is continuing its on-going examination activities with respect to a number of consumer focused businesses and financial products.

Customer Information Security
The FDIC, the OCC and other bank regulatory agencies have published guidelines (the "Guidelines") establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach-Bliley Act (the "GLBA"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The First Bancorp - 2016 Form 10-K - Page 3

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

USA Patriot Act
The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking regulatory agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or under the Bank Merger Act.

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

The First Bancorp - 2016 Form 10-K - Page 4

Capital Requirements
The OCC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by BHCs. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or BHC will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal regulations require federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and impose significant restrictions on such institutions. See "Prompt Corrective Action" below.

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
On December 31, 2016, the Company's consolidated Total and Tier 1 Risk-Based Capital Ratios were 15.69% and 14.64%, respectively, and its Leverage Capital Ratio was 8.71%. Based on the above figures and accompanying discussion, the Company exceeds all regulatory capital requirements and is considered well capitalized.

The First Bancorp - 2016 Form 10-K - Page 5

Basel III Capital Requirements
In December 2010, the Basel Committee on Bank Supervision (the "BCBS") finalized a set of international guidelines for determining regulatory capital known as "Basel III." These guidelines were developed in response to the financial crisis of 2008 and 2009 and were intended to address many of the weaknesses identified in the banking sector as contributing to the crisis including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The Basel III guidelines will:

•	raise the quality of capital as that banks will be better able to absorb losses on both a going concern basis; and

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
The Company has evaluated the impact of Basel III on its capital ratios based on our interpretation of the capital requirements, and our Tier 1 common equity ratio of 14.64% exceeded the fully phased-in minimum of ratio of 7.0% by 7.6% at December 31, 2016.
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

The First Bancorp - 2016 Form 10-K - Page 6

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

The First Bancorp - 2016 Form 10-K - Page 7

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

Future Legislation or Regulation
In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Legislative changes and additional regulations have the potential to change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition.

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

The First Bancorp - 2016 Form 10-K - Page 8

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

Employees
At December 31, 2016, the Company had 235 employees and full-time equivalency of 218 employees. The Company enjoys good relations with its employees. A variety of employee benefits, including health, group life and disability income, a defined contribution retirement plan, and an incentive bonus plan, are available to qualifying officers and other employees.

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

The First Bancorp - 2016 Form 10-K - Page 9

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
Our commercial, commercial real estate, and commercial construction loans at December 31, 2016 and 2015 were $478.7 million and $422.7 million, or 44.7% and 42.8% of total loans, respectively. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting criteria, internal controls, risk management policies and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.
Regulators have the right to require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Bank knew of, or had been responsible for, the contamination.
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

The First Bancorp - 2016 Form 10-K - Page 10

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
Our efforts between 2011 and 2015 to assist homeowners and other borrowers increased our overall level of TDRs. In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as a TDR until the balance is fully repaid, whether or not the loan is performing under the modified terms. As of December 31, 2016 there were 71 loans with an outstanding balance of $21.5 million that have been restructured. This compares to 84 loans with a value of $23.9 million as of December 31, 2015.
As of December 31, 2016, 57 loans with an aggregate balance of $18.9 million were performing under the modified terms, five loans with an aggregate balance $876,000 were more than 30 days past due and accruing and nine loans with an aggregate balance of $1.7 million were on nonaccrual. As a percentage of aggregate outstanding balances, 87.9% were performing under the modified terms, 4.1% were more than 30 days past due and accruing and 8.0% were on nonaccrual. Although a large percentage of TDRs continue to be performing, as a group our TDRs are relatively unseasoned and the full collection of principal and interest on some TDRs may not occur, which could adversely affect our financial condition and results of operations.
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
The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our

The First Bancorp - 2016 Form 10-K - Page 11

net income and capital levels. Our mortgage-backed bond portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds. As of December 31, 2016, we had $300.4 million and $226.8 million in available for sale and held to maturity investment securities, respectively. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to renew funding. This could have a material adverse effect on our liquidity and the Bank's ability to upstream dividends to the Company and for the Company to then pay dividends to shareholders. It could also negatively impact our regulatory capital ratios and result in our not being classified as "well-capitalized" for regulatory purposes.
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
Loan demand in the Bank's market area may be limited during periods of weak economic conditions. This could have the greatest impact on the commercial loan portfolio. In addition, in order to reduce the Bank's exposure to interest rate risk, the Bank may sell residential mortgages to the secondary market that have been refinanced by borrowers seeking to take advantage of lower interest rates. Should this happen, net interest income may be negatively impacted if loans are replaced by lower-yielding investment securities or if the balance sheet is allowed to shrink.

The First Bancorp - 2016 Form 10-K - Page 12

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
First Advisors is the investment management arm of the Bank, operating under trust powers granted by the OCC in the Bank's charter. First Advisors provides trustee, investment management and custody services for individual, municipal and business clients, predominantly in the Bank's market area. First Advisors' revenues are directly tied to the asset values of the investments it manages for clients, and these may be adversely affected by a decline in the market value of these investments caused by normal fluctuations in the bond and stock markets.
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
We face the risk that the design of our controls and procedures, including those intended to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or may be circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, the Company's systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited. The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on the Company's business, results of operations or financial condition. Additionally, any plans for remediation of any identified limitations may be ineffective in improving internal controls.
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

The First Bancorp - 2016 Form 10-K - Page 13

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
We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have in place policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of the failure, interruption, fraud attacks or security breach of or affecting our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
In the event of a failure, interruption or breach of our information systems, we may be unable to avoid impact to our customers. Other U.S. financial service institutions and companies have reported breaches in the security of their websites or other systems and have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date, none of these efforts has had a material adverse effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or funds or those of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.
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
From time to time, customers, vendors or other parties may make claims and take legal action against us. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect the market perception of the Bank and its products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, consistent with applicable accounting guidance. At any given time we may have legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number and risk of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank

The First Bancorp - 2016 Form 10-K - Page 14

Act, the creation of the CFPB, and the uncertainty as to whether federal preemption of certain state consumer laws remains intact for federally chartered financial institutions like the Bank. A weakening of federal pre-emption would potentially increase our compliance and operational costs and risks since the Bank is national bank and we would potentially face new state and local enforcement activity. There have also been a number of highly publicized cases involving fraud or misconduct by employees in the financial services industry in recent years, and we face the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Any financial liability for which we have not adequately maintained reserves or insurance coverage, and/or any damage to our reputation from such claims and legal actions, could have a material adverse effect on us.
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

The First Bancorp - 2016 Form 10-K - Page 15

Risks Associated With Our Industry
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally and by increased regulation.
Negative developments in 2008 and 2009 in the financial services industry resulted in uncertainty in the financial markets in general and a related general economic downturn, which lasted for several years. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home values, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during that period.
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
The possibility that certain European Union ("EU") member states will default on their debt obligations, or that recessionary conditions will reappear or deepen in parts of the EU, has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations, or result in failure to meet regulatory requirements. Great Britain’s pending departure from the EU has continued to create additional economic uncertainty, as does the possible unwinding of the North America Free Trade Agreement.
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

The First Bancorp - 2016 Form 10-K - Page 16

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The short-term and long-term impact of changing regulatory capital requirements and new capital rules is uncertain.
In June 2013, the Federal Reserve Board finalized rules that will substantially amend the regulatory risk-based capital rules applicable to us. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. In addition, in a weak economic environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.
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

Risks Associated With Our Common Stock
There may not be a robust trading market for our common stock.
Although our common stock is traded on the NASDAQ Global Select market, the trading volume of the common stock has historically not been substantial. For the year ended December 31, 2016, the average monthly trading volume of our common stock was 332,085 shares, or approximately 3.08% of the average number of our outstanding common shares. Due to the limited trading volume in our common stock, the intraday spread between bid and ask prices of the shares can be quite high. There can be no assurance that a more robust, active or economical trading market for our common stock will develop. The market value and liquidity of our common stock may, as a result, be adversely affected.
The price of our common stock may fluctuate.
The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices. Our common stock price can fluctuate as a result of many factors which are beyond our control, including:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of investors;

•	changes in expectations as to our future financial performance, including financial estimates;

•	events negatively impacting the financial services industry which result in a general decline for the industry;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general domestic economic and market conditions; and

•	declines in bank stock prices driven by macro-economic concerns.
In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

The First Bancorp - 2016 Form 10-K - Page 17

The inability to receive dividends from the Bank would negatively affect our ability to pay dividends to shareholders.
The Company is a legal entity separate and distinct from the Bank. With the exception of cash raised from debt and equity issuances, we receive substantially all of our cash flow from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our equity securities. Federal banking law and regulations limit the amount of dividends that the Bank can pay. For further information on the regulatory restrictions on the payment of dividends by the Bank, see "Supervision and Regulation" in Item 1. In the event the Bank is unable to pay dividends to the Company or such dividends were to be restricted or reduced, we may not be able to service debt, pay obligations or pay dividends on our equity securities. Our right to participate in a distribution of assets upon the Bank's liquidation or reorganization is subject to the prior claims of the Bank's creditors.
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

The First Bancorp - 2016 Form 10-K - Page 18

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

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of The First Bancorp, Inc., (ticker symbol FNLC) trades on the NASDAQ Global Select Market System. As of December 31, 2016, there were 10,793,946 shares outstanding and held of record by approximately 4,766 shareholders. The following table reflects the high and low prices of actual sales in each quarter of 2016 and 2015. Such quotations do not reflect retail mark-ups, mark-downs or brokers' commissions.

	2016		2015
	High	Low	High	Low
1st Quarter	$20.50	$17.37	$18.25	$16.20
2nd Quarter	21.79	18.50	19.74	16.41
3rd Quarter	24.66	20.27	20.00	17.50
4th Quarter	33.21	22.53	22.56	18.61

The last transaction in the Company's stock on NASDAQ during 2016 was on December 31 at $33.10 per share. There are no warrants outstanding with respect to the Company's common stock and the Company has no securities outstanding which are convertible into common equity.

The First Bancorp - 2016 Form 10-K - Page 19

The ability of the Company to pay cash dividends depends on receipt of dividends from the Bank. Dividends may be declared by the Bank out of its net profits as the directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year plus retained net profits of the preceding two years. The amount available for dividends in 2017 will be that year's net income plus $13.6 million.
The payment of dividends from the Bank to the Company may be additionally restricted if the payment of such dividends would result in the Bank failing to meet regulatory capital requirements. The Bank is also required to maintain minimum amounts of capital-to-total-risk-weighted-assets, as defined by banking regulators. At December 31, 2016, the Bank was required to have minimum Tier 1 and Tier 2 risk-based capital ratios of 6.00% and 8.00%, respectively. The Bank's actual ratios were 14.50% and 15.55%, respectively, as of December 31, 2016. The table below sets forth the cash dividends declared in the last two fiscal years:

Date Declared	Amount Per Share	Date Payable
March 19, 2015	$0.210	April 30, 2015
June 17, 2015	$0.220	July 31, 2015
September 16, 2015	$0.220	October 30, 2015
December 17, 2015	$0.220	January 29, 2016
March 24, 2016	$0.220	April 29, 2016
June 23, 2016	$0.230	July 29, 2016
September 22, 2016	$0.230	October 28, 2016
December 22, 2016	$0.230	January 31, 2017
December 22, 2016	$0.120	January 31, 2017

Repurchase of Shares and Use of Proceeds

During the year ended December 31, 2016, the Company repurchased 7,156 shares of common stock with payments totaling $129,000.

Unregistered Sales of Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists the amount and weighted-average exercise price of securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan category
Equity compensation plans approved by security holders	—	$—	291,290
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	291,290

The First Bancorp - 2016 Form 10-K - Page 20

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

NASD Bank
S&P 500
FNLC
Dollars
300
250
200
150
100
50
2011
2012
2013
2014
2015
2016

	2011	2012		2013		2014		2015		2016
FNLC	100.00	102.79	111.15	115.51	138.20	127.81	108.13	149.75	124.90	252.75
S&P 500	100.00	102.11	117.48	118.44	180.40	156.79	115.06	158.95	136.28	177.94
NASD Bank	100.00	89.50	102.16	106.23	171.85	150.55	114.15	163.86	121.26	226.08

The First Bancorp - 2016 Form 10-K - Page 21

ITEM 6. Selected Financial Data
The First Bancorp, Inc. and Subsidiary

	Years ended December 31,
Dollars in thousands, except for per share amounts	2016	2015	2014	2013	2012
Summary of Operations
Interest Income	$53,759	$50,810	$51,022	$49,936	$51,825
Interest Expense	10,812	9,874	11,425	12,496	12,938
Net Interest Income	42,947	40,936	39,597	37,440	38,887
Provision for Loan Losses	1,600	1,550	1,150	4,200	7,835
Non-Interest Income	12,499	12,230	11,048	12,087	11,278
Non-Interest Expense	29,383	29,896	30,220	28,937	26,271
Net Income	18,009	16,206	14,709	12,965	12,688
Per Common Share Data
Basic Earnings per Share	$1.68	$1.52	$1.38	$1.20	$1.22
Diluted Earnings per Share	1.66	1.51	1.37	1.20	1.22
Cash Dividends Declared per Common Share	1.030	0.870	0.830	0.785	0.780
Book Value per Common Share	15.98	15.58	15.06	13.69	14.60
Tangible Book Value per Common Share	13.20	12.78	12.25	10.83	14.47
Market Value per Common Share	33.10	20.47	18.09	17.42	16.47
Financial Ratios
Return on Average Equity[1]	10.28%	9.74%	9.34%	8.72%	8.84%
Return on Average Tangible Equity[1,2]	12.42%	11.90%	11.57%	10.66%	10.40%
Return on Average Assets[1]	1.12%	1.07%	0.99%	0.90%	0.89%
Average Equity to Average Assets	10.86%	11.00%	10.63%	10.62%	10.96%
Average Tangible Equity to Average Assets[2]	9.00%	9.01%	8.58%	8.49%	8.96%
Net Interest Margin Tax-Equivalent[1,2]	3.05%	3.10%	3.10%	3.05%	3.14%
Dividend Payout Ratio	61.31%	57.24%	60.14%	65.42%	63.93%
Allowance for Loan Losses/Total Loans	0.95%	1.00%	1.13%	1.31%	1.44%
Non-Performing Loans to Total Loans	0.73%	0.75%	1.15%	1.86%	2.20%
Non-Performing Assets to Total Assets	0.48%	0.57%	0.97%	1.44%	1.89%
Efficiency Ratio[2]	50.43%	54.26%	56.86%	55.44%	51.01%
At Year End
Total Assets	$1,712,875	$1,564,810	$1,482,131	$1,463,963	$1,414,999
Total Loans	1,071,526	988,638	917,564	876,367	869,284
Total Investment Securities	539,174	477,319	475,092	489,013	449,382
Total Deposits	1,242,957	1,043,189	1,024,819	1,024,399	958,850
Total Borrowings	278,901	337,457	279,916	279,125	282,905
Total Shareholders' Equity	172,521	167,498	161,554	146,098	156,323
				High	Low
Market price per common share of stock during 2016				$33.21	$22.53
1Annualized using a 365-day basis in all years except 2012 and 2016, in which a 366-day basis was used.
2These ratios use non-GAAP financial measures. See Management's Discussion and Analysis of Financial Condition  and Results of Operations for additional disclosures and information.

The First Bancorp - 2016 Form 10-K - Page 22

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

The First Bancorp - 2016 Form 10-K - Page 23

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

The First Bancorp - 2016 Form 10-K - Page 24

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
In several places in this report, net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income was tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income total, which adjustments increased net interest income accordingly. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices. The following table provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A 35.0% tax rate was used in 2016, 2015 and 2014.

	Years ended December 31,
Dollars in thousands	2016	2015	2014
Net interest income as presented	$42,947	$40,936	$39,597
Effect of tax-exempt income	3,150	3,092	3,475
Net interest income, tax equivalent	$46,097	$44,028	$43,072

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

	Years ended December 31,
Dollars in thousands	2016	2015	2014
Non-interest expense, as presented	$29,383	$29,896	$30,220
Net interest income, as presented	42,947	40,936	39,597
Effect of tax-exempt income	3,150	3,092	3,475
Non-interest income, as presented	12,499	12,230	11,048
Effect of non-interest tax-exempt income	345	236	185
Net securities gains	(673)	(1,399)	(1,155)
Adjusted net interest income plus non-interest income	$58,268	$55,095	$53,150
Non-GAAP efficiency ratio	50.43%	54.26%	56.86%
GAAP efficiency ratio	52.99%	56.23%	59.67%

The First Bancorp - 2016 Form 10-K - Page 25

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

	Years ended December 31,
Dollars in thousands	2016	2015	2014
Average shareholders' equity as presented	$175,119	$166,319	$157,465
Less intangible assets (average)	(30,087)	(30,131)	(30,338)
Average tangible common shareholders' equity	$145,032	$136,188	$127,127

Executive Summary

This was the best annual performance in The First Bancorp, Inc.'s history, surpassing our previous best year in 2015. The Company's 2016 performance was driven by increased net interest income, the result of continued strong growth in earning assets. The Company also saw a modest drop in operating expense in 2016 compared to 2015. The Company also increased the quarterly dividend by one cent in the second quarter to 23 cents per share, and also declared a special cash dividend of 12 cents per share during the fourth quarter of 2016.
Net income for the year ended December 31, 2016 was $18.0 million, up $1.8 million or 11.1% from the $16.2 million posted for the year ended December 31, 2015. Earnings per common share on a fully diluted basis were $1.66 for the year ended December 31, 2016, up $0.15 or 9.9% from the $1.51 posted for the year ended December 31, 2015. Net interest income on a tax-equivalent basis increased $2.1 million or 4.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.05% in 2016, compared to 3.10% in 2015.
Non-interest income for the year ended December 31, 2016 was $12.5 million or 2.2% higher than non-interest income posted for the year ended December 31, 2015. This was primarily due to a $634,000 increase in mortgage origination and servicing income and a $153,000 increase in First Advisors income offsetting the strategic decision to not take gains from sale of securities at the level taken in 2015. Non-interest expense for the year ended December 31, 2016 was $29.4 million or 1.7% lower than non-interest expense posted for the year ended December 31, 2015, primarily due to a reduction in other credit-related costs outside of the provision for loan losses.
During 2016, total assets increased $148.1 million or 9.5%. The loan portfolio increased $82.9 million or 8.4% in 2016, ending the year at $1.07 billion. The investment portfolio was up $61.9 million or 13.0% for the year. On the liability side of the balance sheet, low-cost deposits increased $61.6 million or 10.6%, totaling $640.8 million as of December 31, 2016. Certificates of deposit increased $105.6 million or 28.5% from the end of 2015.  Local certificates of deposit (CDs) increased $8.9 million and wholesale CDs increased $96.7 million at December 31, 2016 compared to December 31, 2015.
Continued improvement in credit quality was another contributor to the Company's 2016 results. Non-performing assets stood at 0.48% of total assets as of December 31, 2016 - well below the 0.57% level of non-performing assets a year ago. This compares to non-performing loans at 0.66% for our Uniform Bank Performance Report peer group ("UBPR peer group") as of December 31, 2016. Net chargeoffs were $1.4 million or 0.13% of average loans in 2016 compared to net chargeoffs of $2.0 million or 0.21% of average loans in 2015. Net chargeoffs for the UBPR peer group in 2016 were 0.10% of average loans. The provision for loan losses in 2016 was $1.6 million, $50,000 or 3.2% higher than in 2015. The allowance as a percentage of loans outstanding stood at 0.95% in 2016, down from 1.00% at December 31, 2015.
Remaining well capitalized remains a top priority for The First Bancorp, Inc. Since December 31, 2008, the Company's total risk-based capital ratio has increased from 11.13% to 15.69%, well above the well-capitalized threshold of 10.0% set by the Federal Deposit Insurance Corporation.
The Company's operating ratios remain good, with a return on average tangible common equity of 12.42% for the year ended December 31, 2016 compared to 11.90% and 11.57% for the years ended December 31, 2015 and 2014, respectively. Our return on average tangible equity was in the top 18% of all banks in the UBPR peer group, which had an average return of 9.55% for the year. Our efficiency ratio continues to be an important component in our overall performance and at 50.43%, dropped 3.83% in 2016, well below the 54.26% and 56.86% posted for 2015 and 2014, respectively. As of December 31, 2016, the average efficiency ratio for our UBPR peer group was 63.70%, which put us in the top 7% of all banks in the UBPR peer group.

The First Bancorp - 2016 Form 10-K - Page 26

Results of Operations

Net Interest Income

Net interest income on a tax-equivalent basis increased 4.7% or $2.1 million to $46.1 million for the year ended December 31, 2016 from the $44.0 million reported for the year ended December 31, 2015, with growth in earning assets responsible for the increase. The Company's net interest margin was 3.05% in 2016, compared to 3.10% in 2015.
Total interest income on a tax-equivalent basis in 2016 was $56.9 million, an increase of $3.0 million or 5.6% from the $53.9 million posted by the Company in 2015. Total interest expense in 2016 was $10.8 million, an increase of $938,000 or 9.5% from the $9.9 million posted by the Company in 2015. Tax-exempt interest income amounted to $5.8 million for the year ended December 31, 2016, $5.7 million for the year ended December 31, 2015 and $6.4 million for the year ended December 31, 2014.
Net interest income on a tax-equivalent basis increased 2.2% or $956,000 to $44.0 million for the year ended December 31, 2015 from the $43.1 million reported for the year ended December 31, 2014. A $1.5 million increase in loan income and a $1.6 million decrease in funding costs more than offset the $2.1 million drop in investment income resulting from a lower level of investment securities. The Company's net interest margin was 3.10% in 2015, the same as in 2014.
Total interest income on a tax-equivalent basis in 2015 was $53.9 million, a decrease of $595,000 or 1.1% from the $54.5 million posted by the Company in 2014.
The following tables present changes in interest income and expense attributable to changes in interest rates, volume, and rate/volume1 for interest-earning assets and interest-bearing liabilities. Tax-exempt income is calculated on a tax-equivalent basis, using a 35.0% tax rate.

Year ended December 31, 2016 compared to 2015
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$(8)	$20	$(9)	$3
Investment securities	817	(1,182)	(57)	(422)
Loans held for sale	11	—	1	12
Loans	2,764	605	45	3,414
Total interest income	3,584	(557)	(20)	3,007
Interest expense
Deposits	389	330	24	743
Borrowings	95	98	2	195
Total interest expense	484	428	26	938
Change in net interest income	$3,100	$(985)	$(46)	$2,069

The First Bancorp - 2016 Form 10-K - Page 27

Year ended December 31, 2015 compared to 2014
Dollars in thousands	Volume	Rate	Rate/Volume[1]	Total
Interest on earning assets
Interest-bearing deposits	$15	$—	$(1)	$14
Investment securities	(1,401)	(774)	56	(2,119)
Loans held for sale	6	(1)	—	5
Loans	2,429	(865)	(59)	1,505
Total interest income	1,049	(1,640)	(4)	(595)
Interest expense
Deposits	(113)	(1,717)	28	(1,802)
Borrowings	417	(151)	(15)	251
Total interest expense	304	(1,868)	13	(1,551)
Change in net interest income	$745	$228	$(17)	$956
1 Represents the change attributable to a combination of change in rate and change in volume.

The following table presents the interest earned on or paid for each major asset and liability category, respectively, for the years ended December 31, 2016, 2015, and 2014, as well as the average yield for each major asset and liability category, and the net yield between assets and liabilities. Tax-exempt income has been calculated on a tax-equivalent basis using a 35% rate. Unrecognized interest on non-accrual loans is not included in the amount presented, but the average balance of non-accrual loans is included in the denominator when calculating yields.

	2016		2015		2014
Dollars in thousands	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate	Amount of interest	Average Yield/Rate
Interest-earning assets
Interest-bearing deposits	$22	0.51%	$19	0.25%	$5	0.27%
Investment securities	16,530	3.42%	16,952	3.68%	19,071	3.84%
Loans held for sale	29	3.95%	17	3.85%	12	4.07%
Loans	40,328	3.94%	36,914	3.87%	35,409	3.97%
Total interest-earning assets	56,909	3.76%	53,902	3.79%	54,497	3.92%
Interest-bearing liabilities
Deposits	6,028	0.61%	5,285	0.57%	7,087	0.75%
Borrowings	4,784	1.62%	4,589	1.59%	4,338	1.64%
Total interest-bearing liabilities	10,812	0.84%	9,874	0.81%	11,425	0.95%
Net interest income	$46,097		$44,028		$43,072
Interest rate spread		2.91%		2.98%		2.97%
Net interest margin		3.05%		3.10%		3.10%

The First Bancorp - 2016 Form 10-K - Page 28

Average Daily Balance Sheets

The following table shows the Company's average daily balance sheets for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
Dollars in thousands	2016	2015	2014
Assets
Cash and cash equivalents	$18,742	$15,446	$15,674
Interest-bearing deposits in other banks	4,302	7,573	1,883
Securities available for sale	251,714	192,330	261,155
Securities to be held to maturity	216,640	254,396	221,938
Restricted equity securities, at cost	14,327	13,757	13,912
Loans held for sale (fair value approximates cost)	734	441	295
Loans	1,024,777	953,396	892,189
Allowance for loan losses	(10,229)	(9,997)	(11,659)
Net loans	1,014,548	943,399	880,530
Accrued interest receivable	5,213	4,949	5,071
Premises and equipment, net	21,475	22,097	22,600
Other real estate owned	1,171	2,275	4,663
Goodwill	29,805	29,805	29,805
Other assets	33,315	25,120	24,409
Total Assets	$1,611,986	$1,511,588	$1,481,935
Liabilities & Shareholders' Equity
Demand deposits	$132,726	$116,151	$106,609
NOW deposits	259,462	220,815	178,335
Money market deposits	82,563	99,507	94,017
Savings deposits	210,540	187,379	154,938
Certificates of deposit	441,341	418,092	513,461
Total deposits	1,126,632	1,041,944	1,047,360
Borrowed funds – short term	158,774	135,220	173,905
Borrowed funds – long term	136,611	154,199	90,141
Dividends payable	943	1,103	1,014
Other liabilities	13,907	12,803	12,050
Total Liabilities	1,436,867	1,345,269	1,324,470
Shareholders' Equity:
Common stock	108	107	107
Additional paid-in capital	60,262	59,458	58,792
Retained earnings	112,405	105,009	98,303
Net unrealized gain on securities available for sale	2,525	1,950	89
Net unrealized gain on cash flow hedging derivative instruments	100	—	—
Net unrealized loss on securities transferred from available for sale to held to maturity	(125)	(80)	(12)
Net unrealized loss on postretirement benefit costs	(156)	(125)	186
Total Shareholders' Equity	175,119	166,319	157,465
Total Liabilities & Shareholders' Equity	$1,611,986	$1,511,588	$1,481,935

The First Bancorp - 2016 Form 10-K - Page 29

Non-Interest Income

Non-interest income in 2016 was $12.5 million, an increase of $269,000 or 2.2% from the $12.2 million reported in 2015, with a $634,000 increase in mortgage origination income and a $153,000 increase in First Advisors income offsetting the strategic decision to not take gains from sale of securities at the level taken in 2015.
Non-interest income in 2015 was $12.2 million, an increase of $1.2 million or 10.7% from the $11.0 million reported in 2014. This was primarily due to increases in securities gains and mortgage origination and servicing income.

Non-Interest Expense

Non-interest expense in 2016 was $29.4 million, a decrease of $513,000 or 1.7% from the $29.9 million reported in 2015, primarily due to a reduction in other-credit-related costs outside of the provision for loan losses.
Non-interest expense in 2015 was $29.9 million, a decrease of $324,000 or 1.1% from the $30.2 million reported in 2014, primarily due to a decrease in other credit-related costs - including expenses for collections, foreclosure and foreclosed properties.

Provision to the Allowance for Loan Losses

The Company's provision to the allowance for loan losses was $1.6 million in 2016 compared to $1.6 million in 2015. This was 0.10% of average assets in 2016, compared to 0.12% of average assets for our peer group. The allowance for loan losses stood at 0.95% of total loans as of December 31, 2016, compared to 1.00% a year ago.
Credit quality continued to improve in 2016. Net loan chargeoffs were $1.4 million or 0.13% of average loans, down $599,000 from net chargeoffs of $2.0 million or 0.21% of average loans in 2015. Non-performing assets stood at 0.48% of total assets as of December 31, 2016 compared to 0.57% of total assets at December 31, 2015. Past-due loans were 1.18% of total loans as of December 31, 2016, up from 0.84% of total loans as of December 31, 2015.
The Company's provision to the allowance for loan losses was $1.6 million in 2015 compared to $1.2 million in 2014. This was 0.10% of average assets in 2015, compared to 0.09% of average assets for our peer group. The allowance for loan losses stood at 1.00% of total loans as of December 31, 2015, compared to 1.13% at December 31, 2014.
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

Income Taxes
Income taxes on operating earnings were $6.5 million for the year ended December 31, 2016, up $940,000 from the same period in 2015. This is in line with the increase in the Company's level of income before taxes.
Income taxes on operating earnings were $5.5 million for the year ended December 31, 2015, up $948,000 from the same period in 2014. This is in line with the increase in the Company's level of income before taxes.

Net Income

Net income for 2016 was $18.0 million, up 11.1% or $1.8 million from net income of $16.2 million that was posted in 2015. Earnings per share on a fully diluted basis were $1.66, up $0.15 or 9.9% from the $1.51 reported for the year ended December 31, 2015.
Net income for 2015 was $16.2 million, up 10.2% or $1.5 million from net income of $14.7 million that was posted in 2014. Earnings per share on a fully diluted basis were $1.51, up $0.14 or 10.2% from the $1.37 reported for the year ended December 31, 2014.

Key Ratios

Return on average assets in 2016 was 1.12%, up from the 1.07% and the 0.99% posted in 2015 and 2014, respectively. Return on average tangible common equity was 12.42% in 2016, compared to 11.90% in 2015 and 11.57% in 2014. In 2016, the Company's dividend payout ratio (dividends declared per share divided by earnings per share) was 61.31%, compared to 57.24% in 2015 and 60.14% in 2014. The Company's efficiency ratio – a benchmark measure of the amount spent to generate a dollar of income – was 50.43% in 2016 compared to 63.70% for the Bank's peer group, on average. In 2015, the Company's efficiency ratio was 54.26% compared to 65.23% for the Bank's peer group, on average.

The First Bancorp - 2016 Form 10-K - Page 30

Investment Management and Fiduciary Activities

As of December 31, 2016, First Advisors, the Bank's private banking and investment management division, had assets under management with a market value of $851.0 million, consisting of 1,031 trust accounts, estate accounts, agency accounts, and self-directed individual retirement accounts. This compares to December 31, 2015, when 1,041 accounts with a market value of $762.0 million were under management.

Assets and Asset Quality

Total assets of $1.713 billion at December 31, 2016 increased 9.5% or $148.1 million from $1.565 billion at December 31, 2015. The investment portfolio increased $61.9 million or 13.0% over December 31, 2015, and the loan portfolio increased $82.9 million or 8.4%. Year-over-year, average assets were up $100.4 million in 2016 over 2015. Average loans in 2016 were $71.4 million higher than in 2015, and average investments in 2016 were $22.2 million higher than in 2015.
Credit quality continued to improve in 2016.  Non-performing assets to total assets stood at 0.48% at December 31, 2016, below 0.57% of total assets at December 31, 2015 and 0.97% of total assets at December 31, 2014.  In Management's opinion, the Company's long-standing approach to working with borrowers and ethical loan underwriting standards helps alleviate some of the payment problems on customers' loans and minimizes actual loan losses.
Net chargeoffs in 2016 were $1.4 million or 0.13% of average loans outstanding. This compares to net chargeoffs in 2015 of $2.0 million or 0.21% of average loans outstanding and net charge offs for our UBPR peer group in 2016 of 0.10% of average loans. Residential real estate term loans represent 38.4% of the total loan portfolio, and this loan category generally has a lower level of losses in comparison to other loan types. In 2016, the loss ratio for residential mortgages was 0.08% compared to 0.13% for the entire loan portfolio. The Company does not have a credit card portfolio or offer dealer consumer loans which generally carry more risk and potentially higher losses.
The allowance for loan losses ended 2016 at $10.1 million and stood at 0.95% of total loans outstanding compared to $9.9 million and 1.00% of total loans outstanding at December 31, 2015. A $1.6 million provision for losses was made in 2016 and net charge offs totaled $1.4 million, resulting in the allowance for loan losses increasing $222,000 or 2.2% from December 31, 2015. Management believes the allowance for loan losses is appropriate as of December 31, 2016. In Management's opinion, the level of the provision for loan losses in 2016 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for future economic conditions.

Investment Activities

During 2016, the investment portfolio increased 13.0% to end the year at $539.2 million compared to $477.3 million at December 31, 2015. Average investments in 2016 were $22.2 million higher than in 2015. As of December 31, 2016, mortgage-backed securities had a carrying value of $311.8 million and a fair value of $312.6 million. Of this total, securities with a fair value of $199.0 million or 63.7% of the mortgage-backed portfolio were issued by the Government National Mortgage Association and securities with a fair value of $113.6 million or 36.3% of the mortgage-backed portfolio were issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
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
During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 with a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other

The First Bancorp - 2016 Form 10-K - Page 31

comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $129,000 at December 31, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The following table sets forth the Company's investment securities at their carrying amounts as of December 31, 2016, 2015, and 2014.

Dollars in thousands	2016	2015	2014
Securities available for sale
Mortgage-backed securities	$280,604	$195,110	$151,855
State and political subdivisions	16,482	24,506	30,855
Other equity securities	3,330	3,423	2,551
	300,416	223,039	185,261
Securities to be held to maturity
U.S. Government sponsored agencies	11,943	71,000	92,341
Mortgage-backed securities	31,201	42,193	57,003
State and political subdivisions	179,384	122,530	126,275
Corporate securities	4,300	4,300	300
	226,828	240,023	275,919
Restricted equity securities
Federal Home Loan Bank Stock	10,893	13,220	12,875
Federal Reserve Bank Stock	1,037	1,037	1,037
	11,930	14,257	13,912
Total securities	$539,174	$477,319	$475,092

The First Bancorp - 2016 Form 10-K - Page 32

The following table sets forth information on the yields and expected maturities of the Company's investment securities as of December 31, 2016. Yields on tax-exempt securities have been computed on a tax-equivalent basis using a tax rate of 35%. Mortgage-backed securities are presented according to their contractual maturity date, while the yield takes into effect intermediate cashflows from repayment of principal which results in a much shorter average life.

	Available For Sale		Held to Maturity
Dollars in thousands	Fair Value	Yield to maturity	Amortized Cost	Yield to maturity
U.S. Government Sponsored Agencies
Due in 1 year or less	$—	0.00%	$—	0.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,167	3.03%
Due after 10 years	—	0.00%	7,776	3.34%
Total	—	0.00%	11,943	3.23%
Mortgage-Backed Securities
Due in 1 year or less	253	2.41%	6	0.16%
Due in 1 to 5 years	1,734	2.88%	5,584	2.41%
Due in 5 to 10 years	19,236	2.93%	9,601	3.01%
Due after 10 years	259,381	1.93%	16,010	3.92%
Total	280,604	2.01%	31,201	3.37%
State & Political Subdivisions
Due in 1 year or less	—	0.00%	600	6.43%
Due in 1 to 5 years	564	6.14%	7,867	6.19%
Due in 5 to 10 years	2,269	6.21%	23,820	5.82%
Due after 10 years	13,649	5.63%	147,097	4.61%
Total	16,482	5.73%	179,384	4.85%
Corporate Securities
Due in 1 year or less	—	0.00%	300	1.00%
Due in 1 to 5 years	—	0.00%	—	0.00%
Due in 5 to 10 years	—	0.00%	4,000	5.50%
Due after 10 years	—	0.00%	—	0.00%
Total	—	0.00%	4,300	5.19%
Equity Securities	3,330	2.22%	—	—
	$300,416	2.21%	$226,828	4.56%

Impaired Securities

The securities portfolio contains certain securities, the amortized cost of which exceeds fair value, which at December 31, 2016 amounted to an unrealized loss of $7.6 million, or 1.44% of the amortized cost of the total securities portfolio. At December 31, 2015 this amount represented an unrealized loss of $3.5 million, or 0.76% of the total securities portfolio. As a part of the Company's ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of a debt security is judged to be other-than-temporary, the decline related to credit loss is recorded in net realized securities losses while the decline attributable to other factors is recorded in other comprehensive income or loss.
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

The First Bancorp - 2016 Form 10-K - Page 33

other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.
The Company's best estimate of cash flows uses severe economic recession assumptions to quantify potential market uncertainty. The Company's assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.
As of December 31, 2016, the Company had temporarily impaired securities with a fair value of $279.6 million and unrealized losses of $7.6 million, as identified in the table below. Securities in a continuous unrealized loss position twelve-months or more amounted to $3.0 million as of December 31, 2016, compared with $21.0 million at December 31, 2015. The Company has concluded that these securities were not other-than-temporarily impaired. This conclusion was based on the issuers' continued satisfaction of their obligations in accordance with their contractual terms and the expectation that the issuers will continue to do so, Management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence. The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2016.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Dollars in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$6,642	$(233)	$—	$—	$6,642	$(233)
Mortgage-backed securities	197,528	(3,090)	2,905	(184)	200,433	(3,274)
State and political subdivisions	72,348	(4,060)	—	—	72,348	(4,060)
Other equity securities	—	—	128	(7)	128	(7)
	$276,518	$(7,383)	$3,033	$(191)	$279,551	$(7,574)

For securities with unrealized losses, the following information was considered in determining that the securities were not other-than-temporarily impaired:

Securities issued by U.S. Government-sponsored agencies. As of December 31, 2016, the total unrealized losses on these securities amounted to $233,000, compared with $2.3 million at December 31, 2015. All of these securities were credit rated "AAA" or "AA+" by the major credit rating agencies. Management believes that securities issued by U.S. Government-sponsored agencies and enterprises have minimal credit risk, as these agencies and enterprises play a vital role in the nation's financial markets, and does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. As of December 31, 2016, the total unrealized losses on these securities amounted to $3.3 million, compared with $1.1 million at December 31, 2015. All of these securities were credit rated "AAA" by the major credit rating agencies. Management believes that securities issued by U.S. Government agencies bear no credit risk because they are backed by the full faith and credit of the United States and that securities issued by U.S. Government-sponsored enterprises have minimal credit risk, as these agencies enterprises play a vital role in the nation's financial markets. Management believes that the unrealized losses at December 31, 2016 were attributable to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Obligations of state and political subdivisions. As of December 31, 2016, the total unrealized losses on municipal securities amounted to $4.1 million, compared with $87,000 at December 31, 2015. Municipal securities are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. At December 31, 2016, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company monitors price changes and changes in credit quality of municipal issuers on a regular basis as a potential indicator of temporary impairment. The Company attributes the unrealized losses at December 31, 2016, however, to changes in prevailing market yields and pricing spreads since the dates the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2016. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

The First Bancorp - 2016 Form 10-K - Page 34

Corporate securities. As of December 31, 2016 and 2015, there were no unrealized losses on corporate securities. Corporate securities are dependent on the operating performance of the issuers. At December 31, 2016, all corporate bond issuers were current on contractually obligated interest and principal payments.

Other Equity Securities. As of December 31, 2016, the total unrealized losses on other equity securities amounted to $7,000, compared with $6,000 at December 31, 2015. Other equity securities is comprised of common and preferred stock holdings. The unrealized losses were the result of normal market fluctuations for equity securities. Accordingly, the Company does not consider other equity securities to be other-than-temporarily impaired at December 31, 2016.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2016 and 2015, the Bank's investment in FHLB stock totaled $10.9 million and $13.2 million, respectively. FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2016. The Bank will continue to monitor its investment in FHLB stock.

Lending Activities

The loan portfolio increased $82.9 million or 8.4% in 2016, with total loans at $1.1 billion at December 31, 2016, compared to $988.6 million at December 31, 2015. Commercial loans increased $56.0 million or 13.2% between December 31, 2015 and December 31, 2016. Residential term loans increased by $8.4 million or 2.1% and municipal loans increased by $7.3 million or 37.0% for the same period.
Commercial loans are comprised of three major classes: commercial real estate loans, commercial construction loans and other commercial loans.
Commercial real estate loans consist of mortgage loans to finance investments in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and other specific or mixed use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Commercial real estate loans typically have a loan-to-value ratio of up to 80% based upon current valuation information at the time the loan is made. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.
Commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Commercial construction loans typically have maturities of less than two years. Payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. At the end of the construction period, loan repayment typically comes from a third party source in the event that the Company will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans.
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.
Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are comprised of two classes: term loans and construction loans.
Residential term loans consist of residential real estate loans held in the Company's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one- to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years.

The First Bancorp - 2016 Form 10-K - Page 35

Residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity and/or income. Residential construction loans will typically convert to permanent financing from the Company or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.
Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 300 months. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real estate loans.
Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto, recreational vehicles, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.
Construction loans, both commercial and residential, at 28.9% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2016. Construction loans and non-owner-occupied commercial real estate loans are at 109.4% of total capital, are below the regulatory limit of 300.0% of capital at December 31, 2016.
The following table summarizes the loan portfolio, by class as of December 31, 2016, 2015, 2014, 2013 and 2012.

	As of December 31,
Dollars in thousands	2016		2015		2014		2013		2012
Commercial
Real estate	$302,506	28.2%	$269,462	27.3%	$242,311	26.4%	$245,943	28.2%	$251,335	28.9%
Construction	25,406	2.4%	24,881	2.5%	30,932	3.4%	20,382	2.3%	22,417	2.6%
Other	150,769	14.1%	128,341	13.0%	104,531	11.4%	95,289	10.9%	81,183	9.3%
Municipal	27,056	2.5%	19,751	2.0%	20,424	2.2%	19,117	2.2%	14,704	1.7%
Residential
Term	411,469	38.4%	403,030	40.7%	384,032	41.9%	377,218	43.0%	379,447	43.7%
Construction	18,303	1.7%	8,451	0.9%	12,160	1.3%	11,803	1.3%	6,459	0.7%
Home equity line of credit	110,907	10.4%	110,202	11.1%	103,521	11.3%	91,549	10.4%	99,082	11.4%
Consumer	25,110	2.3%	24,520	2.5%	19,653	2.1%	15,066	1.7%	14,657	1.7%
Total loans	$1,071,526	100.0%	$988,638	100.0%	$917,564	100.0%	$876,367	100.0%	$869,284	100.0%

The First Bancorp - 2016 Form 10-K - Page 36

The following table sets forth certain information regarding the contractual maturities of the Bank's loan portfolio as of December 31, 2016:

Dollars in thousands	< 1 Year	1 - 5 Years	5 - 10 Years	> 10 Years	Total
Commercial
Real estate	$1,499	$10,743	$26,248	$264,016	$302,506
Construction	—	5,989	2,128	17,289	25,406
Other	3,466	39,493	33,952	73,858	150,769
Municipal	—	7,056	10,332	9,668	27,056
Residential
Term	1	5,486	11,714	394,268	411,469
Construction	70	1,042	54	17,137	18,303
Home equity line of credit	100	396	1,750	108,661	110,907
Consumer	7,128	4,943	2,959	10,080	25,110
Total loans	$12,264	$75,148	$89,137	$894,977	$1,071,526
The following table provides a listing of loans by class, between variable and fixed rates as of December 31, 2016.

	Fixed-Rate		Adjustable-Rate		Total
Dollars in thousands	Amount	% of total	Amount	% of total	Amount	% of total
Commercial
Real estate	$32,731	3.1%	$269,775	25.1%	$302,506	28.2%
Construction	5,979	0.6%	19,427	1.8%	25,406	2.4%
Other	62,660	5.8%	88,109	8.3%	150,769	14.1%
Municipal	25,345	2.3%	1,711	0.2%	27,056	2.5%
Residential
Term	287,397	26.8%	124,072	11.6%	411,469	38.4%
Construction	17,735	1.6%	568	0.1%	18,303	1.7%
Home equity line of credit	723	0.1%	110,184	10.3%	110,907	10.4%
Consumer	19,434	1.8%	5,676	0.5%	25,110	2.3%
Total loans	$452,004	42.1%	$619,522	57.9%	$1,071,526	100.0%

Loan Concentrations

As of December 31, 2016, the Bank did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

Loans Held for Sale

As of December 31, 2016, the Bank had $782,000 in loans held for sale.  This compares to $349,000 in loans held for sale at December 31, 2015. The Bank participates in FHLB's Mortgage Partnership Finance Program ("MPF"), selling loans with recourse. The volume of loans sold to date through the MPF program is de minimis; therefore, there was minimum impact on the reserve.

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

The First Bancorp - 2016 Form 10-K - Page 37

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
Appropriateness of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriateness of the allowance for loan losses, Management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, economic trends, changes in credit policies, and experience, ability and depth of lending management. The appropriateness of the allowance for loan losses is assessed by an allocation process whereby specific reserve allocations are made against certain impaired loans, and general reserve allocations are made against segments of the loan portfolio which have similar attributes. The Company's historical loss experience, industry trends, and the impact of the local and regional economy on the Company's borrowers, are considered by Management in determining the appropriateness of the allowance for loan losses.
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

The First Bancorp - 2016 Form 10-K - Page 38

Unallocated
The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon Management's evaluation of various conditions that are not directly measured in the determination of the portfolio and loan specific allowances. Such conditions may include general economic and business conditions affecting our lending area, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and Management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. Consequently, there maybe underlying credit risks that have not yet surfaced in the loan- specific or qualitative metrics the Company uses to estimate its allowance for loan losses.
The allowance for loan losses includes reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when Management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. At December 31, 2016, impaired loans with specific reserves totaled $7.9 million and the amount of such reserves was $974,000. This compares to impaired loans with specific reserves of $8.6 million at December 31, 2015, at which date the amount of such reserves was $754,000.
All of these analyses are reviewed and discussed by the Directors' Loan Committee, and recommendations from these processes provide Management and the Board of Directors with independent information on loan portfolio condition. Our total allowance at December 31, 2016 is considered by Management to be appropriate to address the credit losses inherent in the loan portfolio at that date. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The following table summarizes our allocation of allowance by loan class as of December 31, 2016, 2015, 2014, 2013 and 2012. The percentages are the portion of each loan type to total loans.

	As of December 31,
Dollars in thousands	2016		2015		2014		2013		2012
Commercial
Real estate	$3,988	28.2%	$3,120	27.3%	$3,532	26.4%	$4,602	28.2%	$5,865	28.9%
Construction	396	2.4%	580	2.5%	823	3.4%	575	2.3%	1,359	2.6%
Other	1,780	14.1%	1,452	13.0%	1,505	11.4%	2,276	10.9%	2,050	9.3%
Municipal	18	2.5%	17	2.0%	15	2.2%	15	2.2%	18	1.7%
Residential
Term	1,288	38.4%	1,391	40.7%	1,185	41.9%	1,099	43.0%	1,109	43.7%
Construction	44	1.7%	24	0.9%	20	1.3%	21	1.3%	11	0.7%
Home equity line of credit	807	10.4%	893	11.1%	1,060	11.3%	675	10.4%	654	11.4%
Consumer	559	2.3%	566	2.5%	542	2.1%	573	1.7%	592	1.7%
Unallocated	1,258	—%	1,873	—%	1,662	—%	1,678	—%	842	—%
Total	$10,138	100.0%	$9,916	100.0%	$10,344	100.0%	$11,514	100.0%	$12,500	100.0%
The allowance for loan losses totaled $10.1 million at December 31, 2016, compared to $9.9 million at December 31, 2015. Management's ongoing application of methodologies to establish the allowance include an evaluation of non-accrual loans and troubled debt restructured for specific reserves. These specific reserves increased $220,000 in 2016 from $754,000 at December

The First Bancorp - 2016 Form 10-K - Page 39

31, 2015 to $974,000 at December 31, 2016. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan. The portion of the reserve based upon homogeneous pools of loans increased by $833,000 in 2016. This increase was due to a growth in the loan portfolio and downgrades on a few larger credits that are performing under the terms of the loans. The portion of the reserve based on qualitative factors decreased by $216,000 during 2016 as a result of an improved U.S. economy. The unallocated reserves decreased $615,000 in 2016 from $1.9 million at December 31, 2015 to $1.3 million at December 31, 2016. The decrease in the unallocated portion is a result of charge offs on collateral dependent loans and the improvement in credit quality. Management feels the decrease in the unallocated portion is directionally consistent with local and national economic conditions.
A breakdown of the allowance for loan losses as of December 31, 2016, by loan class of financing receivable and allowance element, is presented in the following table:

Dollars in thousands	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505	$1,471	$2,012	$—	$3,988
Construction	100	125	171	—	396
Other	39	735	1,006	—	1,780
Municipal	—	—	18	—	18
Residential
Term	304	563	421	—	1,288
Construction	—	25	19	—	44
Home equity line of credit	26	444	337	—	807
Consumer	—	328	231	—	559
Unallocated	—	—	—	1,258	1,258
	$974	$3,691	$4,215	$1,258	$10,138

Based upon Management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses to maintain the allowance at an appropriate level was $1.6 million in 2016 compared to $1.6 million in 2015. Net charge offs were $1.4 million in 2016 compared to net charge offs of $2.0 million in 2015. The allowance as a percentage of loans outstanding stood at 0.95% at December 31, 2016 compared to 1.00% at December 31, 2015.

The First Bancorp - 2016 Form 10-K - Page 40

The following table summarizes the activities in our allowance for loan losses as of December 31, 2016, 2015, 2014, 2013, and 2012:

	As of December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Balance at beginning of year	$9,916	$10,344	$11,514	$12,500	$13,000
Loans charged off:
Commercial
Real estate	294	280	1,205	150	1,394
Construction	75	9	—	963	928
Other	376	732	989	2,583	3,215
Municipal	—	—	—	—	—
Residential
Term	379	420	699	1,118	1,911
Construction	—	—	—	—	389
Home equity line of credit	147	582	153	611	688
Consumer	450	350	449	430	555
Total	1,721	2,373	3,495	5,855	9,080
Recoveries on loans previously charged off
Commercial
Real estate	—	2	144	—	13
Construction	8	1	—	—	246
Other	129	88	758	359	113
Municipal	—	—	—	—	—
Residential
Term	93	152	36	103	110
Construction	—	—	25	—	54
Home equity line of credit	5	31	16	24	1
Consumer	108	121	196	183	208
Total	343	395	1,175	669	745
Net loans charged off	1,378	1,978	2,320	5,186	8,335
Provision for loan losses	1,600	1,550	1,150	4,200	7,835
Balance at end of period	$10,138	$9,916	$10,344	$11,514	$12,500
Ratio of net loans charged off to average loans outstanding	0.13%	0.21%	0.26%	0.60%	0.95%
Ratio of allowance for loan losses to total loans outstanding	0.95%	1.00%	1.13%	1.31%	1.44%

Management believes the allowance for loan losses is appropriate as of December 31, 2016. In Management's opinion, the level of the provision for loan losses in 2016 was directionally consistent with the improvement in overall credit quality of our loan portfolio and corresponding levels of nonperforming loans, as well as with the performance of the national and local economies, current levels of unemployment and the outlook for economic recovery continuing for some time to come.

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

The First Bancorp - 2016 Form 10-K - Page 41

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
Nonperforming loans, expressed as a percentage of total loans, totaled 0.73% at December 31, 2016 compared to 0.75% at December 31, 2015. The following table shows the distribution of nonperforming loans by class as of December 31, 2016, 2015, 2014, 2013, and 2012:

	As of December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Commercial
Real estate	$1,907	$915	$2,088	$2,457	$4,603
Construction	—	238	208	—	101
Other	964	66	935	4,370	3,459
Municipal	—	—	—	—	—
Residential
Term	4,060	5,260	6,421	8,484	10,333
Construction	—	—	—	—	—
Home equity line of credit	843	893	832	1,007	654
Consumer	—	—	26	—	—
Total non-performing loans	$7,774	$7,372	$10,510	$16,318	$19,150

Total nonperforming loans does not include loans 90 or more days past due and still accruing interest. These are loans in which we expect to collect all amounts due, including past-due interest. As of December 31, 2016, loans 90 or more days past due and still accruing interest totaled $777,000, compared to $136,000, $181,000, $1.0 million and $1.1 million at December 31, 2015, 2014, 2013 and 2012, respectively.
As of December 31, 2016, 9 loans with a balance of $1.7 million were non-performing and also classified as troubled-debt-restructured.

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

The First Bancorp - 2016 Form 10-K - Page 42

As of December 31, 2016 there were 71 loans with an aggregate outstanding balance of $21.5 million that have been restructured. This compares to 84 loans with amounts totaling $23.9 million as of December 31, 2015. The following table shows the activity in loans classified as TDRs between December 31, 2014 and December 31, 2016:

Balance in Thousands of Dollars	Number of Loans	Aggregate Balance
Total at December 31, 2014	94	$27,214
Added in 2015	2	218
Removed in 2015	(12)	(2,142)
Repayments in 2015	—	(1,367)
Total at December 31, 2015	84	$23,923
Added in 2016	—	—
Removed in 2016	(13)	(1,433)
Repayments in 2016	—	(964)
Total at December 31, 2016	71	$21,526

As of December 31, 2016, 57 loans with an aggregate balance of $18.9 million were performing under the modified terms, five loans with an aggregate balance of $876,000 were more than 30 days past due and nine loans with an aggregate balance of $1.7 million were on nonaccrual. As a percentage of aggregate outstanding balance, 87.9% were performing under the modified terms, 4.1% were more than 30 days past due and 8.0% were on nonaccrual. The performance status of all TDRs as of December 31, 2016, as well as the associated specific reserve in the allowance for loan losses, is summarized by class of loan in the following table.

In thousands of dollars	Performing As Modified	30+ Days Past Due and Accruing	On Nonaccrual	All TDRs
Commercial
Real estate	$8,115	$—	$822	$8,937
Construction	763	—	—	763
Other	779	—	—	779
Municipal	—	—	—	—
Residential
Term	8,901	709	893	10,503
Construction	—	—	—	—
Home equity line of credit	377	167	—	544
Consumer	—	—	—	—
	$18,935	$876	$1,715	$21,526
Percent of balance	87.9%	4.1%	8.0%	100.0%
Number of loans	57	5	9	71
Associated specific reserve	$448	$10	$280	$738

Residential TDRs as of December 31, 2016 included 52 loans with an aggregate balance of $10.5 million and the modifications granted fell into five major categories. Loans totaling $6.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. Loans totaling $3.9 million had interest capitalized, allowing the borrower to become current after unpaid interest was added to the balance of the loan and re-amortized over the remaining life of the loan. Loans with an aggregate balance of $246,000 were converted from interest-only to regular principal-and-interest payments based on the borrowers' ability to service the higher payment amount. Short-term rate concessions were granted on loans totaling $2.0 million, with a rate concession typically of 1.0% or less. Loans with an aggregate balance of $2.3 million were involved in bankruptcy. Certain residential TDRs had more than one modification.
Commercial TDRs as of December 31, 2016 were comprised of 16 loans with a balance of $10.5 million. Of this total, 12 loans with an aggregate balance of $7.5 million had an extended period of interest-only payments, deferring the start of

The First Bancorp - 2016 Form 10-K - Page 43

principal repayment. Two loans with an aggregate balance of $1.8 million had an extension of term, allowing the borrower to repay over an extended number of years and lowering the monthly payment to a level the borrower can afford. The remaining two loans with an aggregate balance of $1.2 million had several different modifications.
In each case when a loan was modified, Management determined it was in the Bank's best interest to work with the borrower with modified terms rather than to proceed to foreclosure. Once a loan is classified as a TDR, however, it remains classified as such until the balance is fully repaid, despite whether the loan is performing under the modified terms. As of December 31, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an aggregate outstanding balance of $1.7 million. There were also nine loans with an outstanding balance of $1.7 million that were classified as TDRs and on non-accrual status. One loan with an outstanding balance of $46,000 was in the process of foreclosure.

Impaired Loans

Impaired loans include restructured loans and loans placed on non-accrual status when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated selling costs if the loan is collateral dependent. If the measure of an impaired loan is lower than the recorded investment in the loan, a specific reserve is established for the difference. Impaired loans totaled $27.6 million at December 31, 2016, and have decreased $1.9 million from December 31, 2015. The number of impaired loans decreased by 11 loans from 145 to 134 during the same period. Impaired commercial loans decreased $450,000 from December 31, 2015 to December 31, 2016. The specific allowance for impaired commercial loans increased from $399,000 at December 31, 2015 to $644,000 as of December 31, 2016, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. From December 31, 2015 to December 31, 2016, impaired residential loans decreased $1.4 million and impaired home equity lines of credit decreased $79,000.
The following table sets forth impaired loans as of December 31, 2016, 2015, 2014, 2013 and 2012:

	As of December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Commercial
Real estate	$10,021	$10,717	$13,304	$14,935	$15,774
Construction	763	1,026	1,380	1,284	3,354
Other	1,743	1,234	2,942	6,698	5,861
Municipal	—	—	—	—	—
Residential
Term	13,669	15,088	16,123	17,786	19,444
Construction	—	—	—	—	—
Home equity line of credit	1,387	1,466	2,087	1,648	1,311
Consumer	—	—	26	—	—
Total	$27,583	$29,531	$35,862	$42,351	$45,744

Past Due Loans

The Bank's overall loan delinquency ratio was 1.18% at December 31, 2016, versus 0.84% at December 31, 2015. Loans 90 days delinquent and accruing increased from $136,000 at December 31, 2015 to $777,000 as of December 31, 2016. This total is made up of five loans, with the largest loan totaling $753,000. We expect to collect all amounts due on these loans, including interest.

The First Bancorp - 2016 Form 10-K - Page 44

The following table sets forth loan delinquencies as of December 31, 2016, 2015, 2014, 2013 and 2012:

	As of December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Commercial
Real estate	$3,476	$884	$860	$1,086	$4,898
Construction	—	273	249	—	64
Other	1,031	328	860	3,469	3,182
Municipal	—	—	—	—	136
Residential
Term	6,403	5,187	7,003	9,144	12,784
Construction	—	368	—	47	188
Home equity line of credit	1,564	1,108	2,122	1,719	1,699
Consumer	184	139	769	527	216
Total	$12,658	$8,287	$11,863	$15,992	$23,167
Loans 30-89 days past due to total loans	0.65%	0.46%	0.38%	0.46%	0.92%
Loans 90+ days past due and accruing to total loans	0.07%	0.01%	0.02%	0.12%	0.12%
Loans 90+ days past due on non-accrual to total loans	0.46%	0.37%	0.89%	1.24%	1.63%
Total past due loans to total loans	1.18%	0.84%	1.29%	1.82%	2.67%

As of December 31, 2016, the UBPR peer group had loans 30-89 days past due to total loans of 0.40% and loans 90+ days past due on non-accrual to total loans of 0.66%.

Potential Problem Loans and Loans in Process of Foreclosure

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. At December 31, 2016, there were six potential problem loans with a balance of $1.1 million or 0.10% of total loans. This compares to six loans with a balance of $579,000 or 0.06% of total loans at December 31, 2015.
As of December 31, 2016, there were 23 loans in the process of foreclosure with a total balance of $4.0 million. The Bank's residential foreclosure process begins when a loan becomes 75 days past due at which time a Demand/Breach Letter is sent to the borrower. If the loan becomes 120 days past due, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review and a complaint for foreclosure is then prepared. An authorized Bank officer signs the affidavit certifying the validity of the documents and verification of the past due amount which is then forwarded to the court. Once a Motion for Summary Judgment is granted, a Period of Redemption (POR) begins which gives the customer 90 days to cure the default. A foreclosure auction date is then set 30 days from the POR expiration date if the default is not cured.
The Bank's commercial foreclosure process begins when a loan becomes 60 days past due, at which time a default letter is issued. At expiration of the period to cure default, which lasts 12 days after the issuing of the default letter, copies of the promissory note and mortgage deed are forwarded to the Bank's attorney for review. A Notice of Statutory Power of Sale is then prepared. This notice must be published for three consecutive weeks in a newspaper located in the county in which the property is located. A notice also must be issued to the mortgagor and all parties of interest 21 days prior to the sale. The foreclosure auction occurs and the Affidavit of Sale is recorded within the appropriate county within 30 days of the sale.
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

The First Bancorp - 2016 Form 10-K - Page 45

Other Real Estate Owned

Other real estate owned and repossessed assets ("OREO") are comprised of properties or other assets acquired through a foreclosure proceeding, or acceptance of a deed or title in lieu of foreclosure. Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2016, there were six properties owned with a net OREO balance of $375,000, net of an allowance for losses of $205,000, compared to December 31, 2015 when there were 14 properties owned with a net OREO balance of $1.5 million, net of an allowance for losses of $162,000. The following table presents the composition of other real estate owned as of December 31, 2016, 2015, 2014, 2013 and 2012:

	As of December 31,
Dollars in thousands	2016	2015	2014	2013	2012
Carrying Value
Commercial
Real estate	$—	$—	$145	$394	$—
Construction	28	28	151	295	3,406
Other	170	706	888	531	1,617
Municipal	—	—	—	—	—
Residential
Term	382	960	3,255	3,917	2,943
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$580	$1,694	$4,439	$5,137	$7,966
Related Allowance
Commercial
Real estate	$—	$—	$75	$74	$—
Construction	11	11	17	8	—
Other	127	77	170	7	158
Municipal	—	—	—	—	—
Residential
Term	67	74	392	241	215
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$205	$162	$654	$330	$373
Net Value
Commercial
Real estate	$—	$—	$70	$320	$—
Construction	17	17	134	287	3,406
Other	43	629	718	524	1,459
Municipal	—	—	—	—	—
Residential
Term	315	886	2,863	3,676	2,728
Construction	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$375	$1,532	$3,785	$4,807	$7,593

The First Bancorp - 2016 Form 10-K - Page 46

Funding, Liquidity and Capital Resources

As of December 31, 2016, the Bank had primary sources of liquidity of $139.7 million or 8.3% of assets. It is Management's opinion that this is appropriate. In addition, the Bank has an additional $157.2 million in borrowing capacity under the Federal Reserve Bank of Boston's Borrower in Custody program, $48.0 million in credit lines with correspondent banks, and $169.3 million in unencumbered securities available as collateral for borrowing. These bring the Bank's primary sources of liquidity to $514.2 million or 30.5% of assets. The Asset/Liability Committee ("ALCO") establishes guidelines for liquidity in its Asset/Liability policy and monitors internal liquidity measures to manage liquidity exposure. Based on its assessment of the liquidity considerations described above, Management believes the Company's sources of funding will meet anticipated funding needs.
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. The Bank's primary source of liquidity is deposits, which funded 69.9% of total average assets in 2016. While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the securities portfolios and loan repayments. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although Management has no intention to do so at this time.
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

Deposits

During 2016, total deposits increased by $199.8 million, ending the year at $1.243 billion compared to $1.043 billion at December 31, 2015. Low-cost deposits (demand, NOW, and savings accounts) increased by $61.6 million or 10.6% during the year, money market deposits increased $32.6 million or 35.0%, and certificates of deposit increased $105.6 million or 28.5%. The majority of the change in certificates of deposit year-to-date was primarily from a shift in funding between borrowed funds and certificates of deposit. The increase in low-cost deposits resulted from an inflow of low-cost deposits due to the low interest rate environment. Average deposits increased $84.7 million in 2016, as shown in the following table which sets forth the average daily balance for the Bank's principal deposit categories for each period:

	Years ended December 31,			% change
Dollars in thousands	2016	2015	2014	2016 vs. 2015
Demand deposits	$132,726	$116,151	$106,609	14.27%
NOW accounts	259,462	220,815	178,335	17.50%
Money market accounts	82,563	99,507	94,017	(17.03)%
Savings	210,540	187,379	154,938	12.36%
Certificates of deposit	441,341	418,092	513,461	5.56%
Total deposits	$1,126,632	$1,041,944	$1,047,360	8.13%

The First Bancorp - 2016 Form 10-K - Page 47

The average cost of deposits (including non-interest-bearing accounts) was 0.53% for the year ended December 31, 2016, compared to 0.51% for the year ended December 31, 2015 and 0.68% for the year ended December 31, 2014. The following table sets forth the average cost of each category of interest-bearing deposits for the periods indicated.

	Years ended December 31,
	2016	2015	2014
NOW	0.44%	0.33%	0.28%
Money market	0.28%	0.28%	0.29%
Savings	0.23%	0.22%	0.20%
Certificates of deposit	0.96%	0.92%	1.17%
Total interest-bearing deposits	0.61%	0.57%	0.75%

Of all certificates of deposit, $321.5 million or 67.46% will mature by December 31, 2017. As of December 31, 2016, the Bank held a total of $281.5 million in certificate of deposit accounts with balances in excess of $100,000. The following table summarizes the time remaining to maturity for these certificates of deposit:

	As of December 31,
Dollars in thousands	2016	2015
Within 3 Months	$159,791	$90,725
3 Months through 6 months	7,481	18,670
6 months through 12 months	21,452	24,284
Over 12 months	92,781	78,774
Total	$281,505	$212,453

Borrowed Funds

Borrowed funds consists mainly of advances from the FHLB which are secured by FHLB stock, funds on deposit with FHLB, U.S. agencies notes and mortgage-backed securities and qualifying first mortgage loans. As of December 31, 2016, advances totaled $194.7 million, with a weighted average interest rate of 1.67% and remaining maturities ranging from four days to 15 years. This compares to advances totaling $250.4 million, with a weighted average interest rate of 1.53% and remaining maturities ranging from two days to ten years, as of December 31, 2015, and advances totaling $205.2 million, with a weighted average interest rate of 1.71% and remaining maturities ranging from two days to ten years, as of December 31, 2014. The increase in the weighted average rate paid on borrowed funds in 2016 compared to 2015 is consistent with the interest rate policy and actions of the FOMC.
The Bank offers securities repurchase agreements to municipal and corporate customers as an alternative to deposits. The balance of these agreements as of December 31, 2016 was $84.2 million, compared to $87.1 million on December 31, 2015, and $74.7 million on December 31, 2014. The weighted average rates of these agreements were 1.06% as of December 31, 2016, compared to 0.80% as of December 31, 2015 and 0.79% as of December 31, 2014.
The maximum amount of borrowed funds outstanding at any month-end during each of the last three years was $388.5 million at the end of January in 2016, $337.5 million at the end of December in 2015, and $298.5 million at the end of June in 2014. The average amount outstanding during 2016 was $295.4 million with a weighted average interest rate of 1.62%. This compares to an average outstanding amount of $289.4 million with a weighted average interest rate of 1.53% in 2015, and an average outstanding amount of $264.0 million with a weighted average interest rate of 1.71% in 2014.

Capital Resources

Shareholders' equity as of December 31, 2016 was $172.5 million, compared to $167.5 million as of December 31, 2015. Capital at December 31, 2016 was sufficient to meet the requirements of regulatory authorities. Leverage capital of the Company, or total shareholders' equity divided by average total assets for the current quarter less goodwill and any net unrealized gain or loss on securities available for sale and postretirement benefits, stood at 8.71% on December 31, 2016 and 8.81% at December 31, 2015. To be rated "well-capitalized", regulatory requirements call for a minimum leverage capital ratio of 5.00%. At December 31, 2016, the Company had tier-one risk-based capital of 14.64% and tier-two risk-based capital of 15.69%, versus 14.70% and 15.78%, respectively, at December 31, 2015. To be rated "well-capitalized", regulatory requirements call for minimum tier-one and tier-two risk-based capital ratios of 8.00% and 10.00%, respectively. The

The First Bancorp - 2016 Form 10-K - Page 48

company's actual levels of capitalization were comfortably above the standards to be rated "well-capitalized" by regulatory authorities.
During 2016, the Company declared cash dividends of $0.22 per share in the first quarter and $0.23 per share in the remaining three quarters, as well as a special dividend of $0.12 per share in the fourth quarter or $1.03 per share for the year. The dividend payout ratio, which is calculated by dividing dividends declared per share by diluted earnings per share, was 61.31% for the year ended December 31, 2016 compared to 57.24% for the year ended December 31, 2015. In determining future dividend payout levels, the Board of Directors carefully analyzes capital requirements and earnings retention, as set forth in the Company's Dividend Policy. The ability of the Company to pay cash dividends to its shareholders depends on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net profits as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. The amount available for dividends in 2017 is this year's net income plus $13.6 million.
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
In May 2015, the Treasury sold the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise and strike price were adjusted at the time of the sale. As a result of this transaction, the aggregate number of shares of common stock issuable under the Warrants were adjusted to 226,819 shares with a strike price of $16.53 per share. In November 2016, the Company repurchased all of the outstanding Warrants for an aggregate purchase price of $1,750,000.
In 2016, 47,247 shares were issued via employee stock programs, the dividend reinvestment plan, the exercise of stock options, and restricted stock grants. The Company received consideration totaling $531,000.  The following table summarizes the Company's 2016 stock issuances:

Dividend reinvestment plan	10,889
Employee stock program	14,511
Net restricted stock grants	21,847
Total	47,247

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
The Company met each of the well-capitalized ratio guidelines at December 31, 2016. The following tables indicate the capital ratios for the Bank and the Company at December 31, 2016 and December 31, 2015.

As of December 31, 2016	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.63%	14.50%	14.50%	15.55%
Company	8.71%	14.64%	14.64%	15.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

The First Bancorp - 2016 Form 10-K - Page 49

As of December 31, 2015	Leverage	Tier 1	Common Equity Tier 1	Total Risk-Based
Bank	8.82%	14.45%	14.45%	15.53%
Company	8.81%	14.70%	14.70%	15.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Except as identified in Item 1A, "Risk Factors", Management knows of no present trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on capital resources, liquidity, or results of operations.

Contractual Obligations

The following table sets forth the contractual obligations and commitments to extend credit of the Company as of December 31, 2016:

Dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowed funds	$278,901	$158,774	$30,000	$65,000	$25,127
Operating leases	400	160	174	31	35
Certificates of deposit	476,620	321,537	76,130	78,376	577
Total	$755,921	$480,471	$106,304	$143,407	$25,739
Unused lines, collateralized by residential real estate	$76,646	$76,646	$—	$—	$—
Other unused commitments	57,738	57,738	—	—	—
Standby letters of credit	4,198	4,198	—	—	—
Commitments to extend credit	10,684	10,684	—	—	—
Total loan commitments and unused lines of credit	$149,266	$149,266	$—	$—	$—

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These include commitments to originate loans, commitments for unused lines of credit, and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract and generally have fixed expiration dates. Standby letters of credit are conditional commitments issued by the Bank to guarantee a customer's performance to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. As of December 31, 2016, the Company's off-balance-sheet activities consisted entirely of commitments to extend credit.

Off-Balance Sheet Financial Instruments

No material off-balance sheet risk exists that requires a separate liability presentation.

Capital Purchases

In 2016, the Company made capital purchases totaling $2,131,000 for real estate improvements for branch or operations premises and equipment related to technology. This cost will be amortized over an average of 16 years, adding approximately $130,000 to pre-tax operating costs per year.

Goodwill

On October 26, 2012, the Bank completed the purchase of a branch at 63 Union Street in Rockland, Maine, from Camden National Bank that was formerly operated by Bank of America. As part of the transaction, the Bank acquired approximately $32.3 million in deposits as well as a small volume of loans.

The First Bancorp - 2016 Form 10-K - Page 50

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
Goodwill is evaluated annually for possible impairment under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As of December 31, 2016, in accordance with Topic 350, the Company completed its annual review of goodwill and determined there has been no impairment. The Bank also carries $125,000 in goodwill for a de minimus transaction in 2001.

Effect of Future Interest Rates on Post-retirement Benefit Liabilities

In evaluating the Company's post-retirement benefit liabilities, Management believes changes in discount rates which have occurred pursuant to recently enacted Federal legislation will not have a significant impact on the Company's future operating results or financial condition.

The First Bancorp - 2016 Form 10-K - Page 51

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
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period. The cumulative one-year gap, at December 31, 2016, was +0.77% of total assets, compared to +5.13% of assets at December 31, 2015. ALCO's policy limit for the one-year gap is plus or minus 20% of total assets. Core deposits with non-contractual maturities are presented based upon historical patterns of balance attrition which are reviewed at least annually.
The gap repricing distributions include principal cash flows from residential mortgage loans and mortgage-backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.
The Company's summarized static gap, as of December 31, 2016, is presented in the following table:

	0-90	90-365	1-5	5+
Dollars in thousands	Days	Days	Years	Years
Investment securities at amortized cost (HTM) and fair value (AFS)	$29,230	$56,147	$194,934	$246,933
Restricted equity securities, at cost	10,893	—	—	1,037
Loans held for sale	—	—	—	782
Loans	378,534	169,530	380,548	142,914
Other interest-earning assets	—	22,270	—	—
Non-rate-sensitive assets	6,607	—	—	72,516
Total assets	425,264	247,947	575,482	464,182
Interest-bearing deposits	388,596	80,108	154,493	479,278
Borrowed funds	128,774	55,000	95,000	127
Non-rate-sensitive liabilities and equity	1,900	5,700	32,350	291,549
Total liabilities and equity	519,270	140,808	281,843	770,954
Period gap	$(94,006)	$107,139	$293,639	$(306,772)
Percent of total assets	(5.49)%	6.25%	17.14%	(17.91)
Cumulative gap (current)	$(94,006)	$13,133	$306,772	—
Percent of total assets	(5.49)%	0.77%	17.91%	0.00%

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
The Company's most recent simulation model projects net interest income would decrease by approximately 0.38% of stable-rate net interest income if short-term rates affected by Federal Open Market Committee actions fall gradually by one percentage point over the next year, and decrease by approximately 3.06% if rates rise gradually by two percentage points. Both scenarios are well within ALCO's policy limit of a decrease in net interest income of no more than 10.0% given a 2.0% move in

The First Bancorp - 2016 Form 10-K - Page 52

interest rates, up or down. Management believes this reflects a reasonable interest rate risk position. In year two, and assuming no additional movement in rates, the model forecasts that net interest income would be higher than that earned in a stable rate environment by 0.48% in a falling-rate scenario, and lower than that earned in a stable rate environment by 1.18% in a rising rate scenario, when compared to the year-one base scenario. A summary of the Bank's interest rate risk simulation modeling, as of December 31, 2016 and 2015 is presented in the following table:

Changes in Net Interest Income	2016	2015
Year 1
Projected changes if rates decrease by 1.0%	-0.38%	-0.97%
Projected change if rates increase by 2.0%	-3.06%	-1.94%
Year 2
Projected changes if rates decrease by 1.0%	0.48%	-2.80%
Projected change if rates increase by 2.0%	1.18%	-1.59%

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

Interest Rate Risk Management

A variety of financial instruments can be used to manage interest rate sensitivity. These may include investment securities, interest rate swaps, and interest rate caps and floors. Frequently called interest rate derivatives, interest rate swaps, caps and floors have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage and improvement of liquidity. As of December 31, 2016, the Company was using interest rate swaps for interest rate risk management.
The Company engages an independent consultant to periodically review its interest rate risk position, as well as the effectiveness of simulation modeling and reasonableness of assumptions used. As of December 31, 2016, there were no significant differences between the views of the independent consultant and Management regarding the Company's interest rate risk exposure. Management expects interest rates will remain relatively stable in the next year and believes that the current level of interest rate risk is acceptable.

The First Bancorp - 2016 Form 10-K - Page 53

ITEM 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets
The First Bancorp, Inc. and Subsidiary

As of December 31,	2016		2015
Assets
Cash and cash equivalents	$17,366,000		$14,299,000
Interest-bearing deposits in other banks	293,000		4,013,000
Securities available for sale	300,416,000		223,039,000
Securities to be held to maturity (fair value of $225,537,000 at December 31, 2016, and $243,123,000 at December 31, 2015)	226,828,000		240,023,000
Restricted equity securities, at cost	11,930,000		14,257,000
Loans held for sale	782,000		349,000
Loans	1,071,526,000		988,638,000
Less allowance for loan losses	10,138,000		9,916,000
Net loans	1,061,388,000		978,722,000
Accrued interest receivable	5,532,000		4,912,000
Premises and equipment, net	22,202,000		21,816,000
Other real estate owned	375,000		1,532,000
Goodwill	29,805,000		29,805,000
Other assets	35,958,000		32,043,000
Total assets	$1,712,875,000		$1,564,810,000
Liabilities
Demand deposits	$140,482,000		$130,566,000
NOW deposits	282,971,000		242,638,000
Money market deposits	125,544,000		92,994,000
Savings deposits	217,340,000		206,009,000
Certificates of deposit	476,620,000		370,982,000
Total deposits	1,242,957,000		1,043,189,000
Borrowed funds – short term	158,774,000		222,323,000
Borrowed funds – long term	120,127,000		115,134,000
Other liabilities	18,496,000		16,666,000
Total liabilities	1,540,354,000		1,397,312,000
Commitments and contingent liabilities
Shareholders' equity
Common stock, one cent par value per share	108,000		108,000
Additional paid-in capital	60,723,000		59,862,000
Retained earnings	111,693,000		106,673,000
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale	(935,000)		1,123,000
Net unrealized loss on securities transferred from available for sale to held to maturity	(129,000)		(112,000)
Net unrealized gain on cash flow hedging derivative instruments	1,163,000	—	—
Net unrecognized loss on postretirement benefit costs	(102,000)		(156,000)
Total shareholders' equity	172,521,000		167,498,000
Total liabilities and shareholders' equity	$1,712,875,000		$1,564,810,000
Common stock
Number of shares authorized	18,000,000		18,000,000
Number of shares issued and outstanding	10,793,946		10,753,855
Book value per common share	$15.98		$15.58
Tangible book value per common share	$13.20		$12.78
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2016 Form 10-K - Page 54

Consolidated Statements of Income and Comprehensive Income
The First Bancorp, Inc. and Subsidiary

Years ended December 31,	2016	2015	2014
Interest and dividend income
Interest and fees on loans (includes tax-exempt income of $670,000 in 2016, $578,000 in 2015, and $592,000 in 2014)	$39,996,000	$36,620,000	$35,102,000
Interest on deposits with other banks	22,000	19,000	5,000
Interest and dividends on investments (includes tax-exempt income of $5,168,000 in 2016, $5,157,000 in 2015, and $5,854,000 in 2014)	13,741,000	14,171,000	15,915,000
Total interest and dividend income	53,759,000	50,810,000	51,022,000
Interest expense
Interest on deposits	6,028,000	5,285,000	7,087,000
Interest on borrowed funds	4,784,000	4,589,000	4,338,000
Total interest expense	10,812,000	9,874,000	11,425,000
Net interest income	42,947,000	40,936,000	39,597,000
Provision for loan losses	1,600,000	1,550,000	1,150,000
Net interest income after provision for loan losses	41,347,000	39,386,000	38,447,000
Non-interest income
Fiduciary and investment management income	2,411,000	2,258,000	2,139,000
Service charges on deposit accounts	2,237,000	2,384,000	2,505,000
Net securities gains	673,000	1,399,000	1,155,000
Mortgage origination and servicing income	2,192,000	1,558,000	979,000
Other operating income	4,986,000	4,631,000	4,270,000
Total non-interest income	12,499,000	12,230,000	11,048,000
Non-interest expense
Salaries and employee benefits	15,215,000	15,080,000	14,890,000
Occupancy expense	2,313,000	2,312,000	2,215,000
Furniture and equipment expense	3,305,000	3,171,000	2,940,000
FDIC insurance premiums	789,000	890,000	1,004,000
Amortization of identified intangibles	43,000	58,000	326,000
Other operating expense	7,718,000	8,385,000	8,845,000
Total non-interest expense	29,383,000	29,896,000	30,220,000
Income before income taxes	24,463,000	21,720,000	19,275,000
Applicable tax expense	6,454,000	5,514,000	4,566,000
Net income	$18,009,000	$16,206,000	$14,709,000
Basic earnings per common share	$1.68	$1.52	$1.38
Diluted earnings per common share	1.66	1.51	1.37
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	(2,058,000)	(1,399,000)	9,113,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of amortization	(17,000)	(64,000)	(48,000)
Net unrealized gain on cash flow hedging derivative instruments	1,163,000	—	—
Net unrecognized gain (loss) on postretirement benefits	54,000	(31,000)	(313,000)
Other comprehensive income (loss)	(858,000)	(1,494,000)	8,752,000
Comprehensive income	$17,151,000	$14,712,000	$23,461,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2016 Form 10-K - Page 55

Consolidated Statements of Changes in Shareholders' Equity
The First Bancorp, Inc. and Subsidiary

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2013	10,671,192	$58,501,000	$94,000,000	$(6,403,000)	$146,098,000
Net income	—	—	14,709,000	—	14,709,000
Net unrealized gain on securities available for sale, net of tax	—	—	—	9,113,000	9,113,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(48,000)	(48,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(313,000)	(313,000)
Comprehensive income	—	—	14,709,000	8,752,000	23,461,000
Cash dividends declared ($0.83 per share)	—	—	(8,893,000)	—	(8,893,000)
Equity compensation expense	—	431,000	—	—	431,000
Issuance of restricted stock	25,843	—	—	—	—
Proceeds from sale of common stock	27,324	457,000	—	—	457,000
Balance at December 31, 2014	10,724,359	$59,389,000	$99,816,000	$2,349,000	$161,554,000
Net income	—	—	16,206,000	—	16,206,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,399,000)	(1,399,000)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(64,000)	(64,000)
Unrecognized loss for post-retirement benefits, net of tax	—	—	—	(31,000)	(31,000)
Comprehensive income	—	—	16,206,000	(1,494,000)	14,712,000
Cash dividends declared ($0.87 per share)	—	—	(9,349,000)	—	(9,349,000)
Equity compensation expense	—	296,000	—	—	296,000
Payment for repurchase of common stock	(10,138)	(180,000)	—	—	(180,000)
Issuance of restricted stock	14,179	—	—	—	—
Proceeds from sale of common stock	25,455	465,000	—	—	465,000
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000

The First Bancorp - 2016 Form 10-K - Page 56

	Common stock and additional paid-in capital		Retained	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2015	10,753,855	$59,970,000	$106,673,000	$855,000	$167,498,000
Net income	—	—	18,009,000	—	18,009,000
Net unrealized loss on securities available for sale, net of tax	—	—	—	(2,058,000)	(2,058,000)
Net unrealized gain on cash flow hedging derivative instruments, net of tax	—	—	—	1,163,000	1,163,000
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	—	—	—	(17,000)	(17,000)
Unrecognized gain for post-retirement benefits, net of tax	—	—	—	54,000	54,000
Comprehensive income	—	—	18,009,000	(858,000)	17,151,000
Cash dividends declared ($1.03 per share)	—	—	(11,110,000)	—	(11,110,000)
Equity compensation expense	—	298,000	—	—	298,000
Payment for repurchase of common stock	(7,156)	—	(129,000)	—	(129,000)
Repurchase of warrants	—	—	(1,750,000)	—	(1,750,000)
Tax benefit from vesting of restricted stock	—	32,000	—	—	32,000
Issuance of restricted stock	21,847	—	—	—	—
Proceeds from sale of common stock	25,400	531,000	—	—	531,000
Balance at December 31, 2016	10,793,946	$60,831,000	$111,693,000	$(3,000)	$172,521,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2016 Form 10-K - Page 57

Consolidated Statements of Cash Flows
The First Bancorp, Inc. and Subsidiary

For the years ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$18,009,000	$16,206,000	$14,709,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,745,000	1,720,000	1,663,000
Change in deferred taxes	(139,000)	332,000	18,000
Provision for loan losses	1,600,000	1,550,000	1,150,000
Loans originated for resale	(54,257,000)	(31,306,000)	(21,758,000)
Proceeds from sales and transfers of loans	55,035,000	31,671,000	22,337,000
Net gain on sales of loans	(1,211,000)	(714,000)	(496,000)
Net gain on sale or call of securities	(673,000)	(1,399,000)	(1,155,000)
Net amortization of investment premiums	2,810,000	783,000	943,000
Net (gain) loss on sale of other real estate owned	(177,000)	5,000	32,000
Provision for losses on other real estate owned	132,000	311,000	637,000
Equity compensation expense	298,000	296,000	431,000
Tax benefit from vesting of restricted stock	32,000	—	—
Net (increase) decrease in other assets and accrued interest	(2,460,000)	(455,000)	676,000
Net increase in other liabilities	665,000	1,418,000	378,000
Net loss on disposal of premises and equipment	—	—	3,000
Amortization of investments in limited partnerships	194,000	266,000	569,000
Net acquisition amortization	43,000	58,000	326,000
Net cash provided by operating activities	21,646,000	20,742,000	20,463,000
Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in other banks	3,720,000	(454,000)	(997,000)
Proceeds from sales of securities available for sale	10,309,000	35,468,000	15,557,000
Proceeds from maturities, payments, calls of securities available for sale	79,223,000	36,588,000	30,226,000
Proceeds from maturities, payments, calls of securities held to maturity	88,899,000	45,688,000	18,085,000
Proceeds from sales of other real estate owned	1,786,000	3,260,000	2,624,000
Purchases of securities available for sale	(172,343,000)	(111,616,000)	(908,000)
Purchases of securities to be held to maturity	(75,573,000)	(9,644,000)	(34,881,000)
Investment in bank-owned life insurance	—	(10,000,000)	—
Purchase of Federal Home Loan Bank Stock	—	(345,000)	—
Redemption of restricted equity securities	2,327,000	—	—
Net increase in loans	(84,850,000)	(74,375,000)	(45,788,000)
Capital expenditures	(2,131,000)	(927,000)	(1,909,000)
Proceeds from sale of premises and equipment	—	10,000	1,240,000
Net cash used in investing activities	(148,633,000)	(86,347,000)	(16,751,000)

The First Bancorp - 2016 Form 10-K - Page 58

Cash flows from financing activities
Net increase in demand, savings, and money market accounts	94,130,000	94,889,000	84,038,000
Net increase (decrease) in certificates of deposit	105,638,000	(76,519,000)	(83,618,000)
Advances on long-term borrowings	35,000,000	55,000,000	—
Repayment on long-term borrowings	(30,000,000)	(40,000,000)	(30,000,000)
Net increase (decrease) in short-term borrowings	(63,556,000)	42,541,000	30,791,000
Payment to repurchase common stock	(129,000)	(180,000)	—
Proceeds from sale of common stock	531,000	465,000	457,000
Repurchase of warrants	(1,750,000)	—	—
Dividends paid	(9,810,000)	(9,349,000)	(8,893,000)
Net cash provided by (used in) financing activities	130,054,000	66,847,000	(7,225,000)
Net increase (decrease) in cash and cash equivalents	3,067,000	1,242,000	(3,513,000)
Cash and cash equivalents at beginning of year	14,299,000	13,057,000	16,570,000
Cash and cash equivalents at end of year	$17,366,000	$14,299,000	$13,057,000
Interest paid	$10,767,000	$9,960,000	$11,503,000
Income taxes paid	6,367,000	4,235,000	5,150,000
Non-cash transactions:
Net transfer from loans to other real estate owned	584,000	1,323,000	2,271,000
Transfer of securities from available for sale to held to maturity	$—	$—	$89,757,000
The accompanying notes are an integral part of these consolidated financial statements

The First Bancorp - 2016 Form 10-K - Page 59

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

Subsequent Events
Events occurring subsequent to December 31, 2016, have been evaluated as to their potential impact to the financial statements.

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

Derivative Financial Instruments Designated as Hedges
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

The First Bancorp - 2016 Form 10-K - Page 60

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

The First Bancorp - 2016 Form 10-K - Page 61

such property are charged against the allowance for loan losses. Subsequent provisions to reduce the carrying value of a property are recorded to the allowance for OREO losses and a charge to operations on a specific property basis.

Goodwill and Identified Intangible Assets
Intangible assets include the excess of the purchase price over the fair value of net assets acquired (goodwill) from the acquisition of FNB Bankshares in 2005 as well as the core deposit intangible related to the same acquisition. The core deposit intangible is amortized on a straight-line basis over ten years. There was no annual amortization expense for 2016 as the expense is now fully amortized. For 2015 and 2014 the annual amortization expense was $15,000 and $283,000, respectfully. Intangible assets also include the goodwill and core deposit intangible from the 2012 acquisition of a bank branch in Rockland, Maine and a bank building in Bangor, Maine. The core deposit intangible will be amortized on a straight-line basis over ten years. Annual amortization expense for 2016, 2015 and 2014 was $43,000, and the amortization expense for each year until fully amortized will be $43,000. The straight-line basis is used because the Company does not expect significant run off in the core deposits acquired. The Company annually evaluates goodwill, and periodically evaluates other intangible assets, for impairment. At December 31, 2016, the Company determined goodwill and other intangible assets were not impaired.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and other comprehensive income (loss), which is comprised of the change in unrealized gains and losses on securities available for sale, net of tax, change in unrealized losses on securities transferred from available for sale to held to maturity, net of amortization, change in unrealized gain on cash flow hedging derivative instruments, net of tax, and unrecognized gains and losses related to post-retirement benefit costs, net of tax.

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

Note 2. Cash and Cash Equivalents

For the purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. At December 31, 2016, the Company had a contractual clearing balance of $500,000 and a reserve balance requirement of $2,134,000 at the Federal Reserve Bank, which are satisfied by both cash on hand at branches and balances held at the Federal Reserve Bank of Boston. The Company maintains a portion of its cash in bank deposit accounts which, at times, may

The First Bancorp - 2016 Form 10-K - Page 62

exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

Note 3. Investment Securities

The following tables summarize the amortized cost and estimated fair value of investment securities at December 31, 2016 and 2015:

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2016	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$282,397,000	$1,334,000	$(3,127,000)	$280,604,000
State and political subdivisions	16,183,000	475,000	(176,000)	16,482,000
Other equity securities	3,274,000	63,000	(7,000)	3,330,000
	$301,854,000	$1,872,000	$(3,310,000)	$300,416,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$11,943,000	$35,000	$(233,000)	$11,745,000
Mortgage-backed securities	31,201,000	967,000	(147,000)	32,021,000
State and political subdivisions	179,384,000	1,971,000	(3,884,000)	177,471,000
Corporate securities	4,300,000	—	—	4,300,000
	$226,828,000	$2,973,000	$(4,264,000)	$225,537,000
Restricted equity securities
Federal Home Loan Bank Stock	$10,893,000	$—	$—	$10,893,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$11,930,000	$—	$—	$11,930,000

	Amortized	Unrealized	Unrealized	Fair Value
As of December 31, 2015	Cost	Gains	Losses	(Estimated)
Securities available for sale
Mortgage-backed securities	$194,563,000	$1,509,000	$(962,000)	$195,110,000
State and political subdivisions	23,367,000	1,201,000	(62,000)	24,506,000
Other equity securities	3,381,000	48,000	(6,000)	3,423,000
	$221,311,000	$2,758,000	$(1,030,000)	$223,039,000
Securities to be held to maturity
U.S. Government-sponsored agencies	$71,000,000	$40,000	$(2,284,000)	$68,756,000
Mortgage-backed securities	42,193,000	1,305,000	(136,000)	43,362,000
State and political subdivisions	122,530,000	4,200,000	(25,000)	126,705,000
Corporate securities	4,300,000	—	—	4,300,000
	$240,023,000	$5,545,000	$(2,445,000)	$243,123,000
Restricted equity securities
Federal Home Loan Bank Stock	$13,220,000	$—	$—	$13,220,000
Federal Reserve Bank Stock	1,037,000	—	—	1,037,000
	$14,257,000	$—	$—	$14,257,000

The First Bancorp - 2016 Form 10-K - Page 63

The following table summarizes the contractual maturities of investment securities at December 31, 2016:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$253,000	$253,000	$906,000	$913,000
Due in 1 to 5 years	2,251,000	2,298,000	13,451,000	13,714,000
Due in 5 to 10 years	21,043,000	21,505,000	41,588,000	42,448,000
Due after 10 years	275,033,000	273,030,000	170,883,000	168,462,000
Equity securities	3,274,000	3,330,000	—	—
	$301,854,000	$300,416,000	$226,828,000	$225,537,000

The following table summarizes the contractual maturities of investment securities at December 31, 2015:

	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value (Estimated)	Amortized Cost	Fair Value (Estimated)
Due in 1 year or less	$527,000	$530,000	$1,814,000	$1,850,000
Due in 1 to 5 years	7,562,000	7,727,000	6,306,000	6,514,000
Due in 5 to 10 years	19,647,000	20,055,000	58,397,000	60,196,000
Due after 10 years	190,194,000	191,304,000	173,506,000	174,563,000
Equity securities	3,381,000	3,423,000	—	—
	$221,311,000	$223,039,000	$240,023,000	$243,123,000

At December 31, 2016, securities with a fair value of $222,328,000 were pledged to secure borrowings from the Federal Home Loan Bank of Boston, public deposits, repurchase agreements, and for other purposes as required by law. This compares to securities with a fair value of $201,879,000 as of December 31, 2015 pledged for the same purposes.
Gains and losses on the sale of securities available for sale are computed by subtracting the amortized cost at the time of sale from the security's selling price, net of accrued interest to be received.
The following table shows securities gains and losses for 2016, 2015 and 2014:

	2016	2015	2014
Proceeds from sales of securities	$10,309,000	$35,468,000	$15,557,000
Gross realized gains	673,000	1,399,000	1,155,000
Gross realized losses	—	—	—
Net gain	$673,000	$1,399,000	$1,155,000
Related income taxes	$236,000	$490,000	$404,000

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2016, there were 299 securities with unrealized losses held in the Company's portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair value, of which 15 had been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities resulting in other than temporary impairment, and in Management's opinion, no additional write-down for other-than-temporary impairment is warranted.

The First Bancorp - 2016 Form 10-K - Page 64

Information regarding securities temporarily impaired as of December 31, 2016 is summarized below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored agencies	$6,642,000	$(233,000)	$—	$—	$6,642,000	$(233,000)
Mortgage-backed securities	197,528,000	(3,090,000)	2,905,000	(184,000)	200,433,000	(3,274,000)
State and political subdivisions	72,348,000	(4,060,000)	—	—	72,348,000	(4,060,000)
Other equity securities	—	—	128,000	(7,000)	128,000	(7,000)
	$276,518,000	$(7,383,000)	$3,033,000	$(191,000)	$279,551,000	$(7,574,000)

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

During the third quarter of 2014, the Company transferred securities with a total amortized cost of $89,780,000 and a corresponding fair value of $89,757,000 from available for sale to held to maturity. The net unrealized loss, net of taxes, on these securities at the date of the transfer was $15,000. The net unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income (loss), net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield. The amortization of the net unrealized loss reported in accumulated other comprehensive income (loss) will offset the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net unrealized losses for the securities transferred from available for sale to held to maturity was $129,000 at December 31, 2016. These securities were transferred as a part of the Company's overall investment and balance sheet strategies.
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston, a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for much of its wholesale funding needs. As of December 31, 2016 and 2015, the Bank's investment in FHLB stock totaled $10,893,000 and $13,220,000, respectfully. FHLB stock is a restricted equity security and therefore is reported at cost, which equals par value.
The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2016. The Bank will continue to monitor its investment in FHLB stock.

Note 4. Mortgage Servicing Rights
At December 31, 2016 and 2015, the Bank serviced loans for others totaling $250,083,000 and $223,610,000, respectively. Net gains from the sale of loans totaled $1,211,000 in 2016, $714,000 in 2015, and $496,000 in 2014. In 2016, mortgage servicing rights of $554,000 were capitalized and amortization for the year totaled $459,000. At December 31, 2016, mortgage servicing rights had a fair value of $1,696,000. In 2015, mortgage servicing rights of $487,000 were capitalized and amortization for the year totaled $449,000. At December 31, 2015, mortgage servicing rights had a fair value of $1,915,000.
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 860, "Transfers and Servicing", requires all separately recognized servicing assets and servicing liabilities to be initially measured at

The First Bancorp - 2016 Form 10-K - Page 65

fair value, if practicable. Servicing assets and servicing liabilities are reported using the amortization method or the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes several assumptions, the most significant of which is loan prepayments, calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association (PSA) and modeled against the serviced loan portfolio, and the discount rate to discount future cash flows. As of December 31, 2016, the prepayment assumption using the PSA model was 250, which translates into an anticipated annual prepayment rate of 15.00%. The discount rate is the quarterly average ten-year U.S. Treasury interest rate plus 3.79%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of mortgage servicing rights, as well as write-offs due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.
Mortgage servicing rights are included in other assets and detailed in the following table:

As of December 31,	2016	2015
Mortgage servicing rights	$5,901,000	$5,747,000
Accumulated amortization	(4,680,000)	(4,619,000)
Impairment reserve	(108,000)	(35,000)
	$1,113,000	$1,093,000

Note 5. Loans
The following table shows the composition of the Company's loan portfolio as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Commercial
Real estate	$302,506,000	28.2%	$269,462,000	27.3%
Construction	25,406,000	2.4%	24,881,000	2.5%
Other	150,769,000	14.1%	128,341,000	13.0%
Municipal	27,056,000	2.5%	19,751,000	2.0%
Residential
Term	411,469,000	38.4%	403,030,000	40.7%
Construction	18,303,000	1.7%	8,451,000	0.9%
Home equity line of credit	110,907,000	10.4%	110,202,000	11.1%
Consumer	25,110,000	2.3%	24,520,000	2.5%
Total loans	$1,071,526,000	100.0%	$988,638,000	100.0%

Loan balances include net deferred loan costs of $4,921,000 in 2016 and $3,686,000 in 2015. Pursuant to collateral agreements, qualifying first mortgage loans, which were valued at $257,122,000 and $279,463,000 at December 31, 2016 and 2015, respectively, were used to collateralize borrowings from the Federal Home Loan Bank of Boston. In addition, commercial, construction and home equity loans totaling $261,463,000 at December 31, 2016 and $243,578,000 at December 2015, were used to collateralize a standby line of credit at the Federal Reserve Bank of Boston that is currently unused.
At December 31, 2016 and 2015, non-accrual loans were $7,774,000 and $7,372,000, respectively. For the years ended December 31, 2016, 2015 and 2014, interest income which would have been recognized on these loans, if interest had been accrued, was $288,000, $369,000, and $551,000, respectively. Loans more than 90 days past due accruing interest totaled $777,000 at December 31, 2016 and $136,000 at December 31, 2015. The Company continues to accrue interest on these loans because it believes collection of principal and interest is reasonably assured.

The First Bancorp - 2016 Form 10-K - Page 66

Loans to directors, officers and employees totaled $34,889,000 at December 31, 2016 and $31,285,000 at December 31, 2015. A summary of loans to directors and executive officers is as follows:

For the years ended December 31,	2016	2015
Balance at beginning of year	$20,401,000	$14,856,000
New loans	6,278,000	7,382,000
Repayments	(3,386,000)	(1,837,000)
Balance at end of year	$23,293,000	$20,401,000

Information on the past-due status of loans as of December 31, 2016, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$1,039,000	$22,000	$2,415,000	$3,476,000	$299,030,000	$302,506,000	$753,000
Construction	—	—	—	—	25,406,000	25,406,000	—
Other	202,000	33,000	796,000	1,031,000	149,738,000	150,769,000	20,000
Municipal	—	—	—	—	27,056,000	27,056,000	—
Residential
Term	631,000	3,970,000	1,802,000	6,403,000	405,066,000	411,469,000	—
Construction	—	—	—	—	18,303,000	18,303,000	—
Home equity line of credit	704,000	157,000	703,000	1,564,000	109,343,000	110,907,000	—
Consumer	135,000	45,000	4,000	184,000	24,926,000	25,110,000	4,000
Total	$2,711,000	$4,227,000	$5,720,000	$12,658,000	$1,058,868,000	$1,071,526,000	$777,000

Information on the past-due status of loans as of December 31, 2015, is presented in the following table:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	All Past Due	Current	Total	90+ Days & Accruing
Commercial
Real estate	$603,000	$—	$281,000	$884,000	$268,578,000	$269,462,000	$—
Construction	35,000	—	238,000	273,000	24,608,000	24,881,000	—
Other	303,000	—	25,000	328,000	128,013,000	128,341,000	25,000
Municipal	—	—	—	—	19,751,000	19,751,000	—
Residential
Term	450,000	2,098,000	2,639,000	5,187,000	397,843,000	403,030,000	100,000
Construction	368,000	—	—	368,000	8,083,000	8,451,000	—
Home equity line of credit	261,000	255,000	592,000	1,108,000	109,094,000	110,202,000	—
Consumer	102,000	26,000	11,000	139,000	24,381,000	24,520,000	11,000
Total	$2,122,000	$2,379,000	$3,786,000	$8,287,000	$980,351,000	$988,638,000	$136,000

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

The First Bancorp - 2016 Form 10-K - Page 67

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

Information on nonaccrual loans as of December 31, 2016 and 2015 is presented in the following table:

As of December 31,	2016	2015
Commercial
Real estate	$1,907,000	$915,000
Construction	—	238,000
Other	964,000	66,000
Municipal	—	—
Residential
Term	4,060,000	5,260,000
Construction	—	—
Home equity line of credit	843,000	893,000
Consumer	—	—
Total	$7,774,000	$7,372,000

Information regarding impaired loans is as follows:

For the years ended December 31,	2016	2015	2014
Average investment in impaired loans	$28,217,000	$32,698,000	$38,404,000
Interest income recognized on impaired loans, all on cash basis	1,104,000	1,220,000	1,465,000

As of December 31,	2016	2015
Balance of impaired loans	$27,583,000	$29,531,000
Less portion for which no allowance for loan losses is allocated	(19,716,000)	(20,889,000)
Portion of impaired loan balance for which an allowance for loan losses is allocated	$7,867,000	$8,642,000
Portion of allowance for loan losses allocated to the impaired loan balance	$974,000	$754,000

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

The First Bancorp - 2016 Form 10-K - Page 68

A breakdown of impaired loans by category as of December 31, 2016, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$5,201,000	$5,614,000	$—	$6,252,000	$220,000
Construction	—	—	—	32,000	—
Other	1,671,000	1,852,000	—	1,074,000	86,000
Municipal	—	—	—	—	—
Residential
Term	11,483,000	12,654,000	—	11,025,000	442,000
Construction	—	—	—	—	—
Home equity line of credit	1,361,000	1,733,000	—	1,213,000	33,000
Consumer	—	—	—	9,000	—
	$19,716,000	$21,853,000	$—	$19,605,000	$781,000
With an Allowance Recorded
Commercial
Real estate	$4,820,000	$4,925,000	$505,000	$4,153,000	$186,000
Construction	763,000	763,000	100,000	816,000	36,000
Other	72,000	72,000	39,000	317,000	—
Municipal	—	—	—	—	—
Residential
Term	2,186,000	2,328,000	304,000	3,209,000	101,000
Construction	—	—	—	—	—
Home equity line of credit	26,000	28,000	26,000	69,000	—
Consumer	—	—	—	48,000	—
	$7,867,000	$8,116,000	$974,000	$8,612,000	$323,000
Total
Commercial
Real estate	$10,021,000	$10,539,000	$505,000	$10,405,000	$406,000
Construction	763,000	763,000	100,000	848,000	36,000
Other	1,743,000	1,924,000	39,000	1,391,000	86,000
Municipal	—	—	—	—	—
Residential
Term	13,669,000	14,982,000	304,000	14,234,000	543,000
Construction	—	—	—	—	—
Home equity line of credit	1,387,000	1,761,000	26,000	1,282,000	33,000
Consumer	—	—	—	57,000	—
	$27,583,000	$29,969,000	$974,000	$28,217,000	$1,104,000

Substantially all interest income recognized on impaired loans for all classes of financing receivables was recognized on a cash basis as received.

The First Bancorp - 2016 Form 10-K - Page 69

A breakdown of impaired loans by category as of December 31, 2015, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$7,173,000	$7,496,000	$—	$8,990,000	$301,000
Construction	30,000	30,000	—	3,000	1,000
Other	1,163,000	1,210,000	—	1,893,000	76,000
Municipal	—	—	—	—	—
Residential
Term	11,122,000	12,157,000	—	10,480,000	415,000
Construction	—	—	—	—	—
Home equity line of credit	1,401,000	2,054,000	—	1,400,000	43,000
Consumer	—	—	—	42,000	3,000
	$20,889,000	$22,947,000	$—	$22,808,000	$839,000
With an Allowance Recorded
Commercial
Real estate	$3,544,000	$3,627,000	$89,000	$3,066,000	$149,000
Construction	996,000	996,000	302,000	1,153,000	44,000
Other	71,000	77,000	8,000	256,000	5,000
Municipal	—	—	—	—	—
Residential
Term	3,966,000	4,193,000	326,000	5,228,000	180,000
Construction	—	—	—	—	—
Home equity line of credit	65,000	66,000	29,000	187,000	3,000
Consumer	—	—	—	—	—
	$8,642,000	$8,959,000	$754,000	$9,890,000	$381,000
Total
Commercial
Real estate	$10,717,000	$11,123,000	$89,000	$12,056,000	$450,000
Construction	1,026,000	1,026,000	302,000	1,156,000	45,000
Other	1,234,000	1,287,000	8,000	2,149,000	81,000
Municipal	—	—	—	—	—
Residential
Term	15,088,000	16,350,000	326,000	15,708,000	595,000
Construction	—	—	—	—	—
Home equity line of credit	1,466,000	2,120,000	29,000	1,587,000	46,000
Consumer	—	—	—	42,000	3,000
	$29,531,000	$31,906,000	$754,000	$32,698,000	$1,220,000

The First Bancorp - 2016 Form 10-K - Page 70

A breakdown of impaired loans by category as of December 31, 2014, is presented in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With No Related Allowance
Commercial
Real estate	$11,687,000	$12,423,000	$—	$11,080,000	$488,000
Construction	—	—	—	30,000	—
Other	2,616,000	3,407,000	—	3,853,000	156,000
Municipal	—	—	—	—	—
Residential
Term	10,820,000	11,824,000	—	10,505,000	402,000
Construction	—	—	—	—	—
Home equity line of credit	1,164,000	1,395,000	—	1,447,000	29,000
Consumer	26,000	28,000	—	11,000	3,000
	$26,313,000	$29,077,000	$—	$26,926,000	$1,078,000
With an Allowance Recorded
Commercial
Real estate	$1,617,000	$1,789,000	$346,000	$3,040,000	$62,000
Construction	1,380,000	1,380,000	413,000	1,279,000	56,000
Other	326,000	338,000	129,000	1,103,000	13,000
Municipal	—	—	—	—	—
Residential
Term	5,303,000	5,513,000	519,000	5,738,000	239,000
Construction	—	—	—	—	—
Home equity line of credit	923,000	929,000	396,000	318,000	17,000
Consumer	—	—	—	—	—
	$9,549,000	$9,949,000	$1,803,000	$11,478,000	$387,000
Total
Commercial
Real estate	$13,304,000	$14,212,000	$346,000	$14,120,000	$550,000
Construction	1,380,000	1,380,000	413,000	1,309,000	56,000
Other	2,942,000	3,745,000	129,000	4,956,000	169,000
Municipal	—	—	—	—	—
Residential
Term	16,123,000	17,337,000	519,000	16,243,000	641,000
Construction	—	—	—	—	—
Home equity line of credit	2,087,000	2,324,000	396,000	1,765,000	46,000
Consumer	26,000	28,000	—	11,000	3,000
	$35,862,000	$39,026,000	$1,803,000	$38,404,000	$1,465,000

The First Bancorp - 2016 Form 10-K - Page 71

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
The Company applies the same interest accrual policy to TDRs as it does for all classes of loans. As of December 31, 2016, the Company had 71 loans with a value of $21,526,000 that have been restructured. This compares to 84 loans with a value of $23,923,000 classified as TDRs as of December 31, 2015. The impairment carried as a specific reserve in the allowance for loan losses is calculated by present valuing the cashflow modification on the loan, or, for collateral-dependent loans, using the fair value of the collateral less costs to sell.

The following table shows TDRs by class and the specific reserve as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	10	$8,937,000	$375,000
Construction	1	763,000	100,000
Other	5	779,000	—
Municipal	—	—	—
Residential
Term	52	10,503,000	261,000
Construction	—	—	—
Home equity line of credit	3	544,000	—
Consumer	—	—	—
	71	$21,526,000	$736,000

The following table shows TDRs by class and the specific reserve as of December 31, 2015:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	15	$10,350,000	$85,000
Construction	1	788,000	94,000
Other	11	1,168,000	1,000
Municipal	—	—	—
Residential
Term	53	10,875,000	275,000
Construction	—	—	—
Home equity line of credit	4	742,000	—
Consumer	—	—	—
	84	$23,923,000	$455,000

The First Bancorp - 2016 Form 10-K - Page 72

As of December 31, 2016, 12 of the loans classified as TDRs with a total balance of $2,303,000 were more than 30 days past due. Of these loans, none had been placed on TDR status in the previous 12 months. The following table shows past-due TDRs by class and the associated specific reserves included in the allowance for loan losses as of December 31, 2016:

	Number of Loans	Balance	Specific Reserves
Commercial
Real estate	1	$822,000	$264,000
Construction	—	—	—
Other	—	—	—
Municipal	—	—	—
Residential
Term	10	1,314,000	26,000
Construction	—	—	—
Home equity line of credit	1	167,000	—
Consumer	—	—	—
	12	$2,303,000	$290,000

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

During the year ended December 31, 2016, no loans were placed on TDR status.

During the year ended December 31, 2015, two loans were placed on TDR status with a post-modification balance of $218,000. These were considered to be TDRs because concessions had been granted to borrowers experiencing financial difficulties. Concessions include reductions in interest rates, principal and/or interest forbearance, payment extensions, or combinations thereof.

The First Bancorp - 2016 Form 10-K - Page 73

The following table shows loans placed on TDR status in 2015 by type of loan and the associated specific reserve included in the allowance for loan losses as of December 31, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserves
Commercial
Real estate	—	$—	$—	$—
Construction	—	—	—	—
Other	—	—	—	—
Municipal	—	—	—	—
Residential
Term	2	221,000	218,000	—
Construction	—	—	—	—
Home equity line of credit	—	—	—	—
Consumer	—	—	—	—
	2	$221,000	$218,000	$—

As of December 31, 2016, Management is aware of six loans classified as TDRs that are involved in bankruptcy with an outstanding balance of $1,693,000. As of December 31, 2016, there were nine loans with an outstanding balance of $1,715,000 that were classified as TDRs and were on non-accrual status, one of which, with an outstanding balance of $46,000, was in the process of foreclosure.

Residential Mortgage Loans in Process of Foreclosure
As of December 31, 2016, there were 15 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $2,058,000; this compares to 16 mortgage loans collateralized by residential real estate in the process of foreclosure with a total balance of $1,513,000 as of December 31, 2015.

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

The First Bancorp - 2016 Form 10-K - Page 74

The following table summarizes the composition of the allowance for loan losses, by class of financing receivable and allowance, as of December 31, 2016 and 2015:

As of December 31,	2016	2015
Allowance for Loans Evaluated Individually for Impairment
Commercial
Real estate	$505,000	$89,000
Construction	100,000	302,000
Other	39,000	8,000
Municipal	—	—
Residential
Term	304,000	326,000
Construction	—	—
Home equity line of credit	26,000	29,000
Consumer	—	—
Total	$974,000	$754,000
Allowance for Loans Evaluated Collectively for Impairment
Commercial
Real estate	$3,483,000	$3,031,000
Construction	296,000	278,000
Other	1,741,000	1,444,000
Municipal	18,000	17,000
Residential
Term	984,000	1,065,000
Construction	44,000	24,000
Home equity line of credit	781,000	864,000
Consumer	559,000	566,000
Unallocated	1,258,000	1,873,000
Total	$9,164,000	$9,162,000
Total Allowance for Loan Losses
Commercial
Real estate	$3,988,000	$3,120,000
Construction	396,000	580,000
Other	1,780,000	1,452,000
Municipal	18,000	17,000
Residential
Term	1,288,000	1,391,000
Construction	44,000	24,000
Home equity line of credit	807,000	893,000
Consumer	559,000	566,000
Unallocated	1,258,000	1,873,000
Total	$10,138,000	$9,916,000

The First Bancorp - 2016 Form 10-K - Page 75

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
A breakdown of the allowance for loan losses as of December 31, 2016 and 2015, by class of financing receivable and allowance element, is presented in the following tables:

As of December 31, 2016	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$505,000	$1,471,000	$2,012,000	$—	$3,988,000
Construction	100,000	125,000	171,000	—	396,000
Other	39,000	735,000	1,006,000	—	1,780,000
Municipal	—	—	18,000	—	18,000
Residential
Term	304,000	563,000	421,000	—	1,288,000
Construction	—	25,000	19,000	—	44,000
Home equity line of credit	26,000	444,000	337,000	—	807,000
Consumer	—	328,000	231,000	—	559,000
Unallocated	—	—	—	1,258,000	1,258,000
	$974,000	$3,691,000	$4,215,000	$1,258,000	$10,138,000

As of December 31, 2015	Specific Reserves on Loans Evaluated Individually for Impairment	General Reserves on Loans Based on Historical Loss Experience	Reserves for Qualitative Factors	Unallocated Reserves	Total Reserves
Commercial
Real estate	$89,000	$893,000	$2,138,000	$—	$3,120,000
Construction	302,000	82,000	196,000	—	580,000
Other	8,000	425,000	1,019,000	—	1,452,000
Municipal	—	—	17,000	—	17,000
Residential
Term	326,000	613,000	452,000	—	1,391,000
Construction	—	14,000	10,000	—	24,000
Home equity line of credit	29,000	500,000	364,000	—	893,000
Consumer	—	331,000	235,000	—	566,000
Unallocated	—	—	—	1,873,000	1,873,000
	$754,000	$2,858,000	$4,431,000	$1,873,000	$9,916,000

The First Bancorp - 2016 Form 10-K - Page 76

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
The qualitative portion of the allowance for loan losses was 0.39% of related loans as of December 31, 2016, compared to 0.45% of related loans as of December 31, 2015. The qualitative portion decreased $216,000 between December 31, 2015 and December 31, 2016.
The unallocated component totaled $1,258,000 at December 31, 2016, or 12.4% of the total reserve. This compares to $1,873,000 or 18.9% as of December 31, 2015. The decrease in the unallocated portion is a result of charge offs on collateral-dependent loans and the improvement in credit quality. Management feels the decrease in the unallocated portion is directionally consistent with local and national economic conditions.
The allowance for loan losses as a percent of total loans stood at 0.95% as of December 31, 2016, compared to 1.00% of total loans as of December 31, 2015.
Commercial loans are comprised of three major classes, commercial real estate loans, commercial construction loans and other commercial loans.
Commercial real estate loans consist of mortgage loans to finance investments in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and other specific or mixed use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Commercial real estate loans typically have a loan-to-value ratio of up to 80% based upon current valuation information at the time the loan is made. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.
Commercial construction loans consist of loans to finance construction in a mix of owner- and non-owner occupied commercial real estate properties. Commercial construction loans typically have maturities of less than two years. Payment structures during the construction period are typically on an interest only basis, although principal payments may be established depending on the type of construction project being financed. During the construction phase, commercial construction loans are primarily paid by cash flow generated from the construction project or other operating cash flows from the borrower or guarantors, if applicable. At the end of the construction period, loan repayment typically comes from a third party source in the event that the Company will not be providing permanent term financing. Collateral valuation and loan-to-value guidelines follow those for commercial real estate loans.
Other commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.
Municipal loans are comprised of loans to municipalities in Maine for capitalized expenditures, construction projects or tax-anticipation notes. All municipal loans are considered general obligations of the municipality and are collateralized by the taxing ability of the municipality for repayment of debt.
Residential loans are comprised of two classes: term loans and construction loans.
Residential term loans consist of residential real estate loans held in the Company's loan portfolio made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Collateral values are determined based on appraisals and evaluations in accordance with established policy and regulatory guidelines. Residential loans typically have a loan-to-value ratio of up to 80% based on appraisal information at the time the loan is made. Collateral consists of mortgage liens on one- to four-family residential properties. Loans are offered with fixed or adjustable rates with amortization terms of up to thirty years.
Residential construction loans typically consist of loans for the purpose of constructing single family residences to be owned and occupied by the borrower. Borrower qualifications include favorable credit history combined with supportive income requirements and loan-to-value ratios within established policy and regulatory guidelines. Residential construction loans normally have construction terms of one year or less and payment during the construction term is typically on an interest only basis from sources including interest reserves, borrower liquidity and/or income. Residential construction loans will typically convert to permanent financing from the Company or have another financing commitment in place from an acceptable mortgage lender. Collateral valuation and loan-to-value guidelines are consistent with those for residential term loans.

The First Bancorp - 2016 Form 10-K - Page 77

Home equity lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity line of credit typically has a variable interest rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Loan maturities are normally 300 months. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios usually not exceeding 80% inclusive of priority liens. Collateral valuation guidelines follow those for residential real estate loans.
Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto, recreational vehicles, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.
Construction loans, both commercial and residential, at 28.9% of capital are well under the regulatory guidance of 100.0% of capital at December 31, 2016. Construction loans and non-owner-occupied commercial real estate loans are at 109.4% of total capital, are below the regulatory limit of 300.0% of capital at December 31, 2016.
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

The First Bancorp - 2016 Form 10-K - Page 78

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

The following table summarizes the risk ratings for the Company's commercial construction, commercial real estate, commercial other and municipal loans as of December 31, 2016:

	Commercial Real Estate	Commercial Construction	Commercial Other	Municipal Loans	All Risk- Rated Loans
1 Strong	$2,000	$—	$850,000	$—	$852,000
2 Above average	13,981,000	49,000	8,934,000	25,527,000	48,491,000
3 Satisfactory	81,286,000	1,345,000	48,212,000	1,529,000	132,372,000
4 Average	139,421,000	16,506,000	65,146,000	—	221,073,000
5 Watch	43,181,000	7,349,000	16,864,000	—	67,394,000
6 OAEM	4,569,000	—	1,587,000	—	6,156,000
7 Substandard	20,066,000	157,000	9,176,000	—	29,399,000
8 Doubtful	—	—	—	—	—
Total	$302,506,000	$25,406,000	$150,769,000	$27,056,000	$505,737,000
The First Bancorp - 2016 Form 10-K - Page 79

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

The First Bancorp - 2016 Form 10-K - Page 80

There were no changes to the Company's accounting policies or methodology used to estimate the allowance for loan losses during the year ended December 31, 2016. Allowance for loan losses activity for the years ended December 31, 2016, 2015 and 2014 was as follows:

For the year ended December 31, 2016	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Chargeoffs	294,000	75,000	376,000	—	379,000	—	147,000	450,000	—	1,721,000
Recoveries	—	8,000	129,000	—	93,000	—	5,000	108,000	—	343,000
Provision (credit)	1,162,000	(117,000)	575,000	1,000	183,000	20,000	56,000	335,000	(615,000)	1,600,000
Ending balance	$3,988,000	$396,000	$1,780,000	$18,000	$1,288,000	$44,000	$807,000	$559,000	$1,258,000	$10,138,000
Ending balance specifically evaluated for impairment	$505,000	$100,000	$39,000	$—	$304,000	$—	$26,000	$—	$—	$974,000
Ending balance collectively evaluated for impairment	$3,483,000	$296,000	$1,741,000	$18,000	$984,000	$44,000	$781,000	$559,000	$1,258,000	$9,164,000
Related loan balances:
Ending balance	$302,506,000	$25,406,000	$150,769,000	$27,056,000	$411,469,000	$18,303,000	$110,907,000	$25,110,000	$—	$1,071,526,000
Ending balance specifically evaluated for impairment	$10,021,000	$763,000	$1,743,000	$—	$13,669,000	$—	$1,387,000	$—	$—	$27,583,000
Ending balance collectively evaluated for impairment	$292,485,000	$24,643,000	$149,026,000	$27,056,000	$397,800,000	$18,303,000	$109,520,000	$25,110,000	$—	$1,043,943,000

For the year ended December 31, 2015	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Chargeoffs	280,000	9,000	732,000	—	420,000	—	582,000	350,000	—	2,373,000
Recoveries	2,000	1,000	88,000	—	152,000	—	31,000	121,000	—	395,000
Provision (credit)	(134,000)	(235,000)	591,000	2,000	474,000	4,000	384,000	253,000	211,000	1,550,000
Ending balance	$3,120,000	$580,000	$1,452,000	$17,000	$1,391,000	$24,000	$893,000	$566,000	$1,873,000	$9,916,000
Ending balance specifically evaluated for impairment	$89,000	$302,000	$8,000	$—	$326,000	$—	$29,000	$—	$—	$754,000
Ending balance collectively evaluated for impairment	$3,031,000	$278,000	$1,444,000	$17,000	$1,065,000	$24,000	$864,000	$566,000	$1,873,000	$9,162,000
Related loan balances:
Ending balance	$269,462,000	$24,881,000	$128,341,000	$19,751,000	$403,030,000	$8,451,000	$110,202,000	$24,520,000	$—	$988,638,000
Ending balance specifically evaluated for impairment	$10,717,000	$1,026,000	$1,234,000	$—	$15,088,000	$—	$1,466,000	$—	$—	$29,531,000
Ending balance collectively evaluated for impairment	$258,745,000	$23,855,000	$127,107,000	$19,751,000	$387,942,000	$8,451,000	$108,736,000	$24,520,000	$—	$959,107,000

The First Bancorp - 2016 Form 10-K - Page 81

For the year ended December 31, 2014	Commercial				Residential		Home Equity Line of Credit
	Real Estate	Construction	Other	Municipal	Term	Construction		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,602,000	$575,000	$2,276,000	$15,000	$1,099,000	$21,000	$675,000	$573,000	$1,678,000	$11,514,000
Chargeoffs	1,205,000	—	989,000	—	699,000	—	153,000	449,000	—	3,495,000
Recoveries	144,000	—	758,000	—	36,000	25,000	16,000	196,000	—	1,175,000
Provision (credit)	(9,000)	248,000	(540,000)	—	749,000	(26,000)	522,000	222,000	(16,000)	1,150,000
Ending balance	$3,532,000	$823,000	$1,505,000	$15,000	$1,185,000	$20,000	$1,060,000	$542,000	$1,662,000	$10,344,000
Ending balance specifically evaluated for impairment	$346,000	$413,000	$129,000	$—	$519,000	$—	$396,000	$—	$—	$1,803,000
Ending balance collectively evaluated for impairment	$3,186,000	$410,000	$1,376,000	$15,000	$666,000	$20,000	$664,000	$542,000	$1,662,000	$8,541,000
Related loan balances:
Ending balance	$242,311,000	$30,932,000	$104,531,000	$20,424,000	$384,032,000	$12,160,000	$103,521,000	$19,653,000	$—	$917,564,000
Ending balance specifically evaluated for impairment	$13,304,000	$1,380,000	$2,942,000	$—	$16,123,000	$—	$2,087,000	$26,000	$—	$35,862,000
Ending balance collectively evaluated for impairment	$229,007,000	$29,552,000	$101,589,000	$20,424,000	$367,909,000	$12,160,000	$101,434,000	$19,627,000	$—	$881,702,000

Note 7. Premises and Equipment

Premises and equipment are carried at cost and consist of the following:

As of December 31,	2016	2015
Land	$4,742,000	$4,539,000
Land improvements	1,041,000	874,000
Buildings	21,601,000	20,569,000
Equipment	12,032,000	11,358,000
	39,416,000	37,340,000
Less accumulated depreciation	17,214,000	15,524,000
	$22,202,000	$21,816,000

Based on current contractual agreements (leases), Management anticipates rental revenue over the next 4 years to be $147,000 in 2017, $55,000 in 2018, $11,000 in 2019, and $4,000 in 2020.

Note 8. Other Real Estate Owned

The following summarizes other real estate owned:

As of December 31,	2016	2015
Real estate acquired in settlement of loans	$375,000	$1,532,000

Changes in the allowance for losses from other real estate owned were as follows:

For the years ended December 31,	2016	2015	2014
Balance at beginning of year	$162,000	$654,000	$330,000
Losses charged to allowance	(89,000)	(803,000)	(313,000)
Provision charged to operating expenses	132,000	311,000	637,000
Balance at end of year	$205,000	$162,000	$654,000

The First Bancorp - 2016 Form 10-K - Page 82

Note 9. Income Taxes
The current and deferred components of income tax expense (benefit) were as follows:

For the years ended December 31,	2016	2015	2014
Federal income tax
Current	$6,276,000	$4,895,000	$4,282,000
Deferred	(139,000)	332,000	18,000
	6,137,000	5,227,000	4,300,000
State franchise tax	317,000	287,000	266,000
	$6,454,000	$5,514,000	$4,566,000

The actual tax expense differs from the expected tax expense (computed by applying the applicable U.S. Federal corporate income tax rate to income before income taxes) as follows:

For the years ended December 31,	2016	2015	2014
Expected tax expense	$8,562,000	$7,602,000	$6,746,000
Non-taxable income	(2,176,000)	(2,086,000)	(2,292,000)
State franchise tax, net of federal tax benefit	206,000	187,000	173,000
Tax credits, net of amortization	(105,000)	(185,000)	(414,000)
Other	(33,000)	(4,000)	353,000
	$6,454,000	$5,514,000	$4,566,000

The First Bancorp - 2016 Form 10-K - Page 83

Deferred tax assets and liabilities are classified in other assets and other liabilities in the consolidated balance sheets. No valuation allowance is deemed necessary for the deferred tax asset. Items that give rise to the deferred income tax assets and liabilities and the tax effect of each at December 31, 2016 and 2015 are as follows:

	2016	2015
Allowance for loan losses	$3,548,000	$3,471,000
OREO	72,000	57,000
Accrued pension and post-retirement	1,730,000	1,769,000
Goodwill	2,000	70,000
Unrealized loss on securities transferred from available for sale to held to maturity	70,000	60,000
Unrealized loss on securities available for sale	503,000	—
Restricted stock grants	237,000	367,000
Core deposit intangible	20,000	15,000
Investment in flow through entities	29,000	—
Other assets	48,000	93,000
Total deferred tax asset	6,259,000	5,902,000
Net deferred loan costs	(1,895,000)	(1,445,000)
Depreciation	(1,808,000)	(2,000,000)
Unrealized gain on securities available for sale	—	(605,000)
Mortgage servicing rights	(390,000)	(382,000)
Unrealized gain on derivative instruments	(626,000)	—
Investment in flow through entities	—	(425,000)
Prepaid expense	—	(104,000)
Total deferred tax liability	(4,719,000)	(4,961,000)
Net deferred tax asset	$1,540,000	$941,000

At December 2016 and 2015, the Company held investments in two limited partnerships with related low income housing tax credits. The investments are carried at cost and amortized on the effective yield method as they were entered into prior to 2015. The tax credits from the investments are estimated at $231,000 and $244,000 for the years ended December 31, 2016 and 2015, respectively, and are recorded as a reduction of income tax expense. Amortization of the investment in the limited partnership totaled $194,000 and $201,000 for the years ended December 31, 2016 and 2015, respectively, and is recognized as a component of income tax expense in the consolidated statements of income. The carrying value of these investments was $1,503,000 and $1,739,000 at December 31, 2016 and 2015, respectively, and is recorded in securities available for sale. The Company's total exposure to the limited partnership was $1,503,000 and $1,739,000, at December 31, 2016 and 2015, respectively, which is comprised of the Company's equity investment in the limited partnership.
FASB ASC Topic 740, "Income Taxes," defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015.

The First Bancorp - 2016 Form 10-K - Page 84

Note 10. Certificates of Deposit

The following table represents the breakdown of certificates of deposit at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Certificates of deposit < $100,000	$195,115,000	$158,529,000
Certificates $100,000 to $250,000	240,904,000	175,077,000
Certificates $250,000 and over	40,601,000	37,376,000
	$476,620,000	$370,982,000

At December 31, 2016, the scheduled maturities of certificates of deposit are as follows:

Year of Maturity	Less than $100,000	$100,000 and Greater	All Certificates of Deposit
2017	$132,813,000	$188,724,000	$321,537,000
2018	13,346,000	17,512,000	30,858,000
2019	20,991,000	24,281,000	45,272,000
2020	14,597,000	31,315,000	45,912,000
2021	13,313,000	19,151,000	32,464,000
2022 and thereafter	55,000	522,000	577,000
	$195,115,000	$281,505,000	$476,620,000

Interest on certificates of deposit of $100,000 or more was $1,970,000, $2,431,000, and $2,823,000 in 2016, 2015 and 2014, respectively.

Note 11. Borrowed Funds

Borrowed funds consist of advances from the FHLB and securities sold under agreements to repurchase with municipal and commercial customers. Pursuant to collateral agreements, FHLB advances are collateralized by all stock in FHLB, qualifying first mortgage loans, U.S. Government and Agency securities not pledged to others, and funds on deposit with FHLB. All FHLB advances as of December 31, 2016, had fixed rates of interest until their respective maturity dates. Securities sold under agreements to repurchase include U.S. agencies securities and other securities. Repurchase agreements have maturity dates ranging from one to 365 days. The Bank also has in place $48,000,000 in credit lines with correspondent banks and a credit facility of $157,000,000 with the Federal Reserve Bank of Boston using commercial and home equity loans as collateral which are currently not in use.

Borrowed funds at December 31, 2016 and 2015 have the following range of interest rates and maturity dates:

As of December 31, 2016
Federal Home Loan Bank Advances
2017	0.99% - 3.69%	$74,600,000
2018	2.25% - 3.25%	30,000,000
2020	1.60% - 1.97%	55,000,000
2021	1.55%	10,000,000
2022 and thereafter	0.00% - 0.59%	25,127,000
		194,727,000
Repurchase agreements
Municipal and commercial customers	0.15% - 1.93%	84,174,000
		$278,901,000

The First Bancorp - 2016 Form 10-K - Page 85

As of December 31, 2015
Federal Home Loan Bank Advances
2016	0.41% - 2.44%	$135,220,000
2017	0.99% - 3.69%	30,000,000
2018	2.25% - 3.25%	30,000,000
2020	1.60% - 1.97%	55,000,000
2021 and thereafter	0.00%	134,000
		250,354,000
Repurchase agreements
Municipal and commercial customers	0.20% - 1.89%	87,103,000
		$337,457,000

Note 12. Employee Benefit Plans

401(k) Plan
The Bank has a defined contribution plan available to substantially all employees who have completed three months of service. Employees may contribute up to IRS-determined limits and the Bank may provide a match to employee contributions not to exceed 3.0% of compensation depending on contribution level. Subject to a vote of the Board of Directors, the Bank may also make a profit-sharing contribution to the Plan. Such contribution equaled 2.0% of each eligible employee's compensation in 2016, 2015, and 2014. The expense related to the 401(k) plan was $435,000, $462,000, and $454,000 in 2016, 2015, and 2014, respectively.

Deferred Compensation and Supplemental Retirement Plan
The Bank also provides unfunded, non-qualified deferred compensation payable over two years, as well as unfunded supplemental retirement benefits for certain officers, payable in installments over 20 years upon retirement or death. The agreements consist of individual contracts with differing characteristics that, when taken together, do not constitute a post-retirement plan. The costs for these benefits are recognized over the service periods of the participating officers in accordance with FASB ASC Topic 712, "Compensation – Nonretirement Postemployment Benefits". The expense of these supplemental plans was $215,000 in 2016, $312,000 in 2015, and $722,000 in 2014. As of December 31, 2016 and 2015, the accrued liability of these plans was $3,073,000 and $3,088,000, respectively, and is recorded in other liabilities.

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

The First Bancorp - 2016 Form 10-K - Page 86

The following table sets forth the accumulated postretirement benefit obligation and funded status:

At December 31,	2016	2015	2014
Change in benefit obligations
Benefit obligation at beginning of year:	$1,967,000	$1,928,000	$1,479,000
Interest cost	81,000	80,000	71,000
Benefits paid	(109,000)	(102,000)	(100,000)
Actuarial (gain) loss	(69,000)	61,000	478,000
Benefit obligation at end of year:	$1,870,000	$1,967,000	$1,928,000
Funded status
Benefit obligation at end of year	$(1,870,000)	$(1,967,000)	$(1,928,000)
Unamortized loss	156,000	240,000	192,000
Accrued benefit cost	$(1,714,000)	$(1,727,000)	$(1,736,000)
Weighted average discount rate as of December 31	4.25%	4.25%	4.25%

The following table sets forth the net periodic benefit cost:

For the years ended December 31,	2016	2015	2014
Components of net periodic benefit cost
Interest cost	$81,000	$80,000	$71,000
Amortization of (gain) loss	4,000	—	(12,000)
Other settlement expense	11,000	12,000	10,000
Net periodic benefit cost	$96,000	$92,000	$69,000
Weighted average discount rate for net periodic cost	4.25%	4.25%	5.00%

The measurement date for benefit obligations was as of year-end for all years presented. The estimated amount of benefits to be paid in 2017 is $126,000. For years ending 2018 through 2021, the estimated amount of benefits to be paid is $126,000, $125,000, $124,000 and $123,000, respectively, and the total estimated amount of benefits to be paid for years ended 2022 through 2026 is $623,000. Plan expense for 2017 is estimated to be $77,000.
In accordance with FASB ASC Topic 715, "Compensation – Retirement Benefits", amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

At December 31,	2016	2015	Portion to Be Recognized in Income in 2017
Unamortized net actuarial loss	$(156,000)	$(240,000)
Deferred tax benefit at 35%	54,000	84,000	—
Net unrecognized post-retirement benefits included in accumulated other comprehensive income (loss)	$(102,000)	$(156,000)	$—

The First Bancorp - 2016 Form 10-K - Page 87

Note 13. Other Comprehensive Income (Loss)

The following table summarizes activity in the unrealized gain or loss on available for sale securities included in other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

For the years ended December 31,	2016	2015	2014
Balance at beginning of year	$1,123,000	$2,522,000	$(6,591,000)
Unrealized gains (losses) arising during the year	(2,493,000)	(754,000)	15,175,000
Realized gains during the year	(673,000)	(1,399,000)	(1,155,000)
Related deferred taxes	1,108,000	754,000	(4,907,000)
Net change	(2,058,000)	(1,399,000)	9,113,000
Balance at end of year	$(935,000)	$1,123,000	$2,522,000

The following table summarizes activity in the unrealized loss on securities transferred from available for sale to held to maturity included in other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.

For the years ended December 31,	2016	2015	2014
Balance at beginning of year	$(112,000)	$(48,000)	$—
Net unrealized losses transferred during the year	—	—	(23,000)
Amortization of net unrealized losses	(26,000)	(98,000)	(51,000)
Related deferred taxes	9,000	34,000	26,000
Net change	(17,000)	(64,000)	(48,000)
Balance at end of year	$(129,000)	$(112,000)	$(48,000)

The following table represents the effect of the Company's derivative financial instruments included in other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.

For the years ended December 31,	2016	2015	2014
Balance at beginning of year	$—	$—	$—
Unrealized gains on cash flow hedging derivatives arising during the year	1,790,000	—	—
Related deferred taxes	(627,000)	—	—
Net change	1,163,000	—	—
Balance at end of year	$1,163,000	$—	$—

The following table summarizes activity in the unrealized gain or loss on postretirement benefits included in other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014:

For the years ended December 31,	2016	2015	2014
Unrecognized postretirement benefits at beginning of year	$(156,000)	$(125,000)	$188,000
Change in unamortized net actuarial loss	84,000	(48,000)	(481,000)
Related deferred taxes	(30,000)	17,000	168,000
Net change	$54,000	$(31,000)	$(313,000)
Unrecognized postretirement benefits at end of year	$(102,000)	$(156,000)	$(125,000)

The reclassification of unrecognized transition obligation and accumulated losses is a component of net periodic benefit cost (see Note 12) and the income tax effect is included in the income tax expense line of the consolidated statements of income and comprehensive income.

The First Bancorp - 2016 Form 10-K - Page 88

Note 14 - Financial Derivative Instruments

As part of its overall asset and liability management strategy, the Company periodically uses derivative instruments to mitigate significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant effect on net interest income.
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
The details of the interest rate swap agreements are as follows:

					As of December 31,
					2016	2015
Notional Amount	Effective Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$30,000,000	June 28, 2016	June 28, 2021	1-Month USD LIBOR	0.94%	$1,049,000	$—
$20,000,000	June 27, 2016	June 27, 2021	1-Month USD LIBOR	0.89%	$741,000	—
$50,000,000					$1,790,000	$—
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
Incident to such issuance of the CPP Shares, the Company issued to the U.S. Treasury warrants (the "Warrants") to purchase up to 225,904 shares of the Company's common stock at a price per share of $16.60 (subject to adjustment). The Warrants (and any shares of common stock issuable pursuant to the Warrants) are freely transferable by Treasury to third parties. The warrants have a term of 10 years and could be exercised by Treasury or a subsequent holder at any time or from time to time during their term. To the extent they had not previously been exercised, the Warrants will expire after ten years. The Warrants were unchanged as a result of the CPP Shares repurchase transactions.
In May 2015, the Treasury sold all of the Warrants to private parties. In accordance with the contractual terms of the Warrants, the number of shares issuable upon exercise of the Warrants and the strike price were adjusted at the time of the sale. As a result of this transaction, the number of shares issuable under the Warrants was adjusted to 226,819 with a strike price of $16.53 per share. In November 2016, the Company repurchased all of the outstanding Warrants for an aggregate purchase price of $1,750,000.

The First Bancorp - 2016 Form 10-K - Page 89

Common Stock

In 2016, the Company reserved 250,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings and investment plans. As of December 31, 2016, 14,511 shares had been issued pursuant to these plans, leaving 235,489 shares available for future use. The issuance price is based on the market price of the stock at issuance date. Prior to 2016, the Company had reserved 700,000 shares of its common stock to be made available to directors and employees who elect to participate in the stock purchase or savings investment plans. As of December 31, 2015, 562,224 shares had been issued pursuant to these plans. The issuance price was based on the market price of the stock at issuance date. Sales of stock to directors and employees amounted to 13,787 shares in 2015 and 14,638 shares in 2014.
In 2001, the Company established a dividend reinvestment plan to allow shareholders to use their cash dividends for the automatic purchase of shares in the Company. When the plan was established, 600,000 shares were registered with the Securities and Exchange Commission, and as of December 31, 2016, 247,837 shares have been issued, leaving 352,163 shares usable for future issuance. Participation in this plan is optional and at the individual discretion of each shareholder. Shares are purchased for the plan from the Company at a price per share equal to the average of the daily bid and asked prices reported on the NASDAQ System for the five trading days immediately preceding, but not including, the dividend payment date. Sales of stock under the dividend reinvestment plan amounted to 10,889 shares in 2016, 11,668 shares in 2015, and 12,686 shares in 2014.
Issuance of common stock for plans totaled $531,000, $465,000 and $457,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 16. Stock Options and Stock-Based Compensation

At the 2010 Annual Meeting, shareholders approved the 2010 Equity Incentive Plan (the "2010 Plan"). This reserves 400,000 shares of common stock for issuance in connection with stock options, restricted stock awards and other equity based awards to attract and retain the best available personnel, provide additional incentive to officers, employees and non-employee Directors and promote the success of our business. Such grants and awards have been and will be structured in a manner that does not encourage the recipients to expose the Company to undue or inappropriate risk. Options issued under the 2010 Plan will qualify for treatment as incentive stock options for purposes of Section 422 of the Internal Revenue Code. Other compensation under the 2010 Plan will qualify as performance-based for purposes of Section 162(m) of the Internal Revenue Code, and will satisfy NASDAQ guidelines relating to equity compensation.
As of December 31, 2016, 108,710 shares of restricted stock had been granted under the 2010 Plan, of which 67,064 shares remain restricted as of December 31, 2016 as detailed in the following table:

Year Granted	Vesting Term (In Years)	Shares	Remaining Term (In Years)
2012	5.0	7,996	0.1
2013	5.0	14,776	0.9
2014	5.0	10,422	1.9
2015	5.0	12,023	2.9
2016	1.0	6,832	0.1
2016	5.0	15,015	3.9
		67,064	1.9

The compensation cost related to these restricted stock grants was $1,140,000 and will be recognized over the vesting terms of each grant. In 2016, $298,000 of expense was recognized for these restricted shares, leaving $457,000 in unrecognized expense as of December 31, 2016. In 2015, $296,000 of expense was recognized for restricted shares, leaving $345,000 in unrecognized expense as of December 31, 2015.
The Company established a shareholder-approved stock option plan in 1995 (the "1995 Plan"), under which the Company granted options to employees for 600,000 shares of common stock. Only incentive stock options were granted under the 1995 Plan. The exercise price of each option grant was determined by the Options Committee of the Board of Directors, and in no instance was less than the fair market value on the date of the grant. An option's maximum term was ten years from the date of grant, with 50% of the options granted vesting two years from the date of grant and the remaining 50% vesting five years from the date of grant. As of January 16, 2005, all options under the 1995 Plan had been granted, and as of January 16, 2015, all options under the 1995 Plan had been exercised or expired.

The First Bancorp - 2016 Form 10-K - Page 90

Note 17. Earnings Per Share

The following table provides detail for basic earnings per share (EPS) and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2016
Net income as reported	$18,009,000
Basic EPS: Income available to common shareholders	18,009,000	10,713,290	$1.68
Effect of dilutive securities: restricted stock and warrants		116,512
Diluted EPS: Income available to common shareholders plus assumed conversions	$18,009,000	10,829,802	$1.66
For the year ended December 31, 2015
Net income as reported	$16,206,000
Basic EPS: Income available to common shareholders	16,206,000	10,674,755	$1.52
Effect of dilutive securities: restricted stock and warrants		90,114
Diluted EPS: Income available to common shareholders plus assumed conversions	$16,206,000	10,764,869	$1.51
For the year ended December 31, 2014
Net income as reported	$14,709,000
Basic EPS: Income available to common shareholders	14,709,000	10,638,527	$1.38
Effect of dilutive securities: restricted stock and warrants		72,337
Diluted EPS: Income available to common shareholders plus assumed conversions	$14,709,000	10,710,864	$1.37

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
The following table presents the number of options and warrants outstanding as of December 31, 2016, 2015 and 2014 and the amount which are above or below the strike price:

	Outstanding	In-the-Money	Out-of-the-Money
As of December 31, 2016
Incentive stock options	—	—	—
Warrants issued to private parties	—	—	—
Total dilutive securities	—	—	—
As of December 31, 2015
Incentive stock options	—	—	—
Warrants issued to private parties	226,819	226,819	—
Total dilutive securities	226,819	226,819	—
As of December 31, 2014
Incentive stock options	42,000	—	42,000
Warrants issued to U.S. Treasury	225,904	225,904	—
Total dilutive securities	267,904	225,904	42,000

The First Bancorp - 2016 Form 10-K - Page 91

Note 18. Regulatory Capital Requirements

The ability of the Company to pay cash dividends to its shareholders depends primarily on receipt of dividends from its subsidiary, the Bank. The subsidiary may pay dividends to its parent out of so much of its net income as the Bank's directors deem appropriate, subject to the limitation that the total of all dividends declared by the Bank in any calendar year may not exceed the total of its net income of that year combined with its retained net income of the preceding two years and subject to minimum regulatory capital requirements. The amount available for dividends in 2017 will be 2017 earnings plus retained earnings of $13,560,000 from 2016 and 2015.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on securities available for sale is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The Company met each of the well-capitalized ratio guidelines at December 31, 2016.
As of December 31, 2016, the most recent notification from the Office of the Comptroller of the Currency classified the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since this notification that Management believes have changed the institution's category.

The First Bancorp - 2016 Form 10-K - Page 92

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2016
Tier 2 capital to	$151,487,000	$77,928,000	$97,410,000
risk-weighted assets	15.55%	8.00%	10.00%
Tier 1 capital to	$141,249,000	$58,446,000	$77,928,000
risk-weighted assets	14.50%	6.00%	8.00%
Common equity Tier 1 capital to	$141,249,000	$43,835,000	$63,317,000
risk-weighted assets	14.50%	4.50%	6.50%
Tier 1 capital to	$141,249,000	$65,437,000	$81,797,000
average assets	8.63%	4.00%	5.00%
As of December 31, 2015
Tier 2 capital to	$144,255,000	$74,316,000	$92,895,000
risk-weighted assets	15.53%	8.00%	10.00%
Tier 1 capital to	$134,239,000	$55,737,000	$74,316,000
risk-weighted assets	14.45%	6.00%	8.00%
Common equity Tier 1 capital to	$134,239,000	$41,803,000	$60,382,000
risk-weighted assets	14.45%	4.50%	6.50%
Tier 1 capital to	$134,239,000	$60,885,000	$76,106,000
average assets	8.82%	4.00%	5.00%

The First Bancorp - 2016 Form 10-K - Page 93

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual	For capital adequacy purposes	To be well-capitalized under prompt corrective action provisions
As of December 31, 2016
Tier 2 capital to	$152,802,000	$77,928,000	n/a
risk-weighted assets	15.69%	8.00%	n/a
Tier 1 capital to	$142,564,000	$58,446,000	n/a
risk-weighted assets	14.64%	6.00%	n/a
Common equity Tier 1 capital to	$142,564,000	$43,835,000	n/a
risk-weighted assets	14.64%	4.50%	n/a
Tier 1 capital to	$142,564,000	$65,470,000	n/a
average assets	8.71%	4.00%	n/a
As of December 31, 2015
Tier 2 capital to	$146,653,000	$74,357,000	n/a
risk-weighted assets	15.78%	8.00%	n/a
Tier 1 capital to	$136,637,000	$55,767,000	n/a
risk-weighted assets	14.70%	6.00%	n/a
Common equity Tier 1 capital to	$136,637,000	$41,826,000	n/a
risk-weighted assets	14.70%	4.50%	n/a
Tier 1 capital to	$136,637,000	$62,022,000	n/a
average assets	8.81%	4.00%	n/a

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
Commitments for unused lines are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the borrower. The Bank did not incur any losses on its commitments in 2016, 2015 or 2014.
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

The First Bancorp - 2016 Form 10-K - Page 94

At December 31, 2016 and 2015, the Bank had the following off-balance-sheet financial instruments, whose contract amounts represent credit risk:

As of December 31,	2016	2015
Unused lines, collateralized by residential real estate	$76,646,000	$69,244,000
Other unused commitments	57,738,000	49,833,000
Standby letters of credit	4,198,000	4,098,000
Commitments to extend credit	10,684,000	10,374,000
Total	$149,266,000	$133,549,000

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
At December 31, 2016, the Company had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate swap agreements, with notional principal amounts totaling $50,000,000 and an unrealized gain of $1,163,000, net of tax. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counter-party. At December 31, 2016, the Company’s derivative instrument counterparties were credit rated “A” by the major credit rating agencies. The interest rate swap agreements were entered into by the Company to limit its exposure to rising interest rates and were designated as cash flow hedges.

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

The First Bancorp - 2016 Form 10-K - Page 95

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

The First Bancorp - 2016 Form 10-K - Page 96

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

Derivatives
The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$280,604,000	$—	$280,604,000
State and political subdivisions	—	16,482,000	—	16,482,000
Other equity securities	—	3,330,000	—	3,330,000
Total securities available for sale	$—	$300,416,000	$—	$300,416,000
Interest rate swap agreements	$—	$1,790,000	$—	$1,790,000
Total assets	$—	$302,206,000	$—	$302,206,000

The First Bancorp - 2016 Form 10-K - Page 97

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Mortgage-backed securities	$—	$195,110,000	$—	$195,110,000
State and political subdivisions	—	24,506,000	—	24,506,000
Other equity securities	—	3,423,000	—	3,423,000
Total assets	$—	$223,039,000	$—	$223,039,000

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following tables present assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Other real estate owned is presented net of an allowance for losses of $205,000 and $162,000 at December 2016 and 2015, respectively. Only collateral-dependent impaired loans with a related specific allowance for loan losses or a partial charge off are included in impaired loans for purposes of fair value disclosures. Impaired loans below are presented net of specific allowances of $478,000 and $292,000 at December 31, 2016 and 2015, respectively.

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$375,000	$—	$375,000
Impaired loans	—	827,000	—	827,000
Total assets	$—	$1,202,000	$—	$1,202,000

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$1,532,000	$—	$1,532,000
Impaired loans	—	699,000	—	699,000
Total assets	$—	$2,231,000	$—	$2,231,000

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

The First Bancorp - 2016 Form 10-K - Page 98

The carrying amounts and estimated fair values for financial instruments as of December 31, 2016 were as follows:

	Carrying	Estimated
As of December 31, 2016	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,366,000	$17,366,000	$17,366,000	$—	$—
Interest-bearing deposits in other banks	293,000	293,000	293,000	—	—
Securities available for sale	300,416,000	300,416,000	—	300,416,000	—
Securities to be held to maturity	226,828,000	225,537,000	—	225,537,000	—
Restricted equity securities	11,930,000	11,930,000	—	11,930,000	—
Loans held for sale	782,000	782,000	—	782,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	297,952,000	293,103,000	—	558,000	292,545,000
Construction	24,954,000	24,548,000	—	—	24,548,000
Other	148,737,000	147,394,000	—	33,000	147,361,000
Municipal	27,035,000	27,446,000	—	—	27,446,000
Residential
Term	409,999,000	410,327,000	—	236,000	410,091,000
Construction	18,253,000	18,125,000	—	—	18,125,000
Home equity line of credit	109,986,000	108,740,000	—	—	108,740,000
Consumer	24,472,000	24,131,000	—	—	24,131,000
Total loans	1,061,388,000	1,053,814,000	—	827,000	1,052,987,000
Mortgage servicing rights	1,113,000	1,696,000	—	1,696,000	—
Interest rate swap agreements	1,790,000	1,790,000	—	1,790,000	—
Accrued interest receivable	5,532,000	5,532,000	—	5,532,000	—
Financial liabilities
Demand deposits	$140,482,000	$133,342,000	$—	$133,342,000	$—
NOW deposits	282,971,000	259,418,000	—	259,418,000	—
Money market deposits	125,544,000	115,087,000	—	115,087,000	—
Savings deposits	217,340,000	188,260,000	—	188,260,000	—
Local certificates of deposit	210,316,000	209,370,000	—	209,370,000	—
National certificates of deposit	266,304,000	266,372,000	—	266,372,000	—
Total deposits	1,242,957,000	1,171,849,000	—	1,171,849,000	—
Repurchase agreements	84,174,000	79,827,000	—	79,827,000	—
Federal Home Loan Bank advances	194,727,000	193,733,000	—	193,733,000	—
Total borrowed funds	278,901,000	273,560,000	—	273,560,000	—
Accrued interest payable	479,000	479,000	—	479,000	—

The First Bancorp - 2016 Form 10-K - Page 99

The carrying amounts and estimated fair values for financial instruments as of December 31, 2015 were as follows:

	Carrying	Estimated
As of December 31, 2015	value	fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,299,000	$14,299,000	$14,299,000	$—	$—
Interest-bearing deposits in other banks	4,013,000	4,013,000	4,013,000	—	—
Securities available for sale	223,039,000	223,039,000	—	223,039,000	—
Securities to be held to maturity	240,023,000	243,123,000	—	243,123,000	—
Restricted equity securities	14,257,000	14,257,000	—	14,257,000	—
Loans held for sale	349,000	349,000	—	349,000	—
Loans (net of allowance for loan losses)
Commercial
Real estate	265,616,000	262,763,000	—	—	262,763,000
Construction	24,166,000	23,906,000	—	—	23,906,000
Other	126,551,000	126,141,000	—	—	126,141,000
Municipal	19,730,000	20,331,000	—	—	20,331,000
Residential
Term	401,315,000	405,315,000	—	—	405,315,000
Construction	8,421,000	8,379,000	—	—	8,379,000
Home equity line of credit	109,101,000	108,118,000	—	699,000	107,419,000
Consumer	23,822,000	23,754,000	—	—	23,754,000
Total loans	978,722,000	978,707,000	—	699,000	978,008,000
Mortgage servicing rights	1,093,000	1,915,000	—	1,915,000	—
Accrued interest receivable	4,912,000	4,912,000	—	4,912,000	—
Financial liabilities
Demand deposits	$130,566,000	$125,651,000	$—	$125,651,000	$—
NOW deposits	242,638,000	224,627,000	—	224,627,000	—
Money market deposits	92,994,000	82,050,000	—	82,050,000	—
Savings deposits	206,009,000	181,010,000	—	181,010,000	—
Local certificates of deposit	201,420,000	201,013,000	—	201,013,000	—
National certificates of deposit	169,562,000	169,617,000	—	169,617,000	—
Total deposits	1,043,189,000	983,968,000	—	983,968,000	—
Repurchase agreements	87,103,000	82,168,000	—	82,168,000	—
Federal Home Loan Bank advances	250,354,000	250,027,000	—	250,027,000	—
Total borrowed funds	337,457,000	332,195,000	—	332,195,000	—
Accrued interest payable	435,000	435,000	—	435,000	—
The First Bancorp - 2016 Form 10-K - Page 100

Note 21. Other Operating Income and Expense

Other operating income and other operating expense include the following items greater than 1% of revenues.

For the years ended December 31,	2016	2015	2014
Other operating income
ATM and debit card income	$3,024,000	$2,714,000	$2,630,000
Other operating expense
Advertising and marketing expense	$1,099,000	$1,178,000	$1,022,000
Accounting and auditing expenses	690,000	797,000	746,000
Collections/foreclosures/ other real estate owned expense	278,000	432,000	657,000
ATM and interchange expense	853,000	814,000	760,000
Legal fees and expenses	377,000	369,000	769,000

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

The First Bancorp - 2016 Form 10-K - Page 101

Note 24. Condensed Financial Information of Parent

Condensed financial information for The First Bancorp, Inc. exclusive of its subsidiary is as follows:

Balance Sheets

As of December 31,	2016	2015
Assets
Cash and cash equivalents	$613,000	$1,431,000
Dividends receivable	3,800,000	2,500,000
Investments	432,000	509,000
Investment in subsidiary	143,611,000	137,433,000
Premises and equipment	4,000	12,000
Goodwill	27,559,000	27,559,000
Other assets	300,000	438,000
Total assets	$176,319,000	$169,882,000
Liabilities and shareholders' equity
Dividends payable	$3,778,000	$2,366,000
Other liabilities	20,000	18,000
Total liabilities	3,798,000	2,384,000
Shareholders' equity
Common stock	108,000	108,000
Additional paid-in capital	60,723,000	59,862,000
Retained earnings	111,653,000	107,500,000
Accumulated other comprehensive income
Net unrealized gain on available for sale securities, net of tax	37,000	28,000
Total accumulated other comprehensive income	37,000	28,000
Total shareholders' equity	172,521,000	167,498,000
Total liabilities and shareholders' equity	$176,319,000	$169,882,000

The First Bancorp - 2016 Form 10-K - Page 102

Statements of Income

For the years ended December 31,	2016	2015	2014
Interest and dividends on investments	$22,000	$18,000	$15,000
Net securities gains (losses)	(6,000)	—	38,000
Total income	16,000	18,000	53,000
Occupancy expense	9,000	12,000	12,000
Other operating expense	528,000	488,000	604,000
Total expense	537,000	500,000	616,000
Loss before income taxes and Bank earnings	(521,000)	(482,000)	(563,000)
Applicable income taxes	(186,000)	(172,000)	(200,000)
Loss before Bank earnings	(335,000)	(310,000)	(363,000)
Equity in earnings of Bank
Remitted	11,300,000	10,000,000	8,850,000
Unremitted	7,044,000	6,516,000	6,222,000
Net income	$18,009,000	$16,206,000	$14,709,000

Statements of Cash Flows

For the years ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$18,009,000	$16,206,000	$14,709,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,000	12,000	9,000
Equity compensation expense	298,000	296,000	431,000
(Gain) loss on sale of investments	6,000	—	(38,000)
Tax benefit from vesting of restricted stock	32,000	—	—
(Increase) decrease in other assets	136,000	(135,000)	(98,000)
Increase in dividends receivable	(1,300,000)	(50,000)	(1,050,000)
Increase in dividends payable	112,000	—	—
Increase (decrease) in other liabilities	(4,000)	160,000	105,000
Unremitted earnings of Bank	(7,044,000)	(6,516,000)	(6,222,000)
Net cash provided by operating activities	10,253,000	9,973,000	7,846,000
Cash flows from investing activities:
Proceeds from sales/maturities of investments	87,000	—	—
Capital expenditures	—	—	(1,000)
Net cash provided by (used in) investing activities	87,000	—	(1,000)
Cash flows from financing activities:
Purchase of common stock	(129,000)	(180,000)	—
Proceeds from sale of common stock	531,000	465,000	457,000
Repurchase of warrants	(1,750,000)	—	—
Dividends paid	(9,810,000)	(9,349,000)	(8,893,000)
Net cash used in financing activities	(11,158,000)	(9,064,000)	(8,436,000)
Net increase (decrease) in cash and cash equivalents	(818,000)	909,000	(591,000)
Cash and cash equivalents at beginning of year	1,431,000	522,000	1,113,000
Cash and cash equivalents at end of year	$613,000	$1,431,000	$522,000

The First Bancorp - 2016 Form 10-K - Page 103

Note 25. New Accounting Pronouncements
In January 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of U.S. GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU will not have a material effect on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the potential impact of the ASU on its consolidated financial statements and anticipates the ASU may have a material impact.

The First Bancorp - 2016 Form 10-K - Page 104

Note 26. Quarterly Information
The following tables provide unaudited financial information by quarter for each of the past two years:

Dollars in thousands except per share data	2015Q1	2015Q2	2015Q3	2015Q4	2016Q1	2016Q2	2016Q3	2016Q4
Balance Sheets
Cash and cash equivalents	$13,855	$16,481	$19,169	$14,299	$14,533	$20,838	$23,456	$17,366
Interest-bearing deposits in other banks	336	24,565	301	4,013	6,372	7,568	15,098	293
Investments	418,772	463,064	461,255	463,062	453,336	457,599	471,063	527,244
Restricted equity securities	13,912	13,912	13,912	14,257	13,875	14,441	14,048	11,930
Net loans and loans held for sale	928,973	953,201	953,674	979,071	994,947	1,029,568	1,019,922	1,062,170
Other assets	82,984	82,117	91,361	90,108	91,618	91,440	91,501	93,872
Total assets	$1,458,832	$1,553,340	$1,539,672	$1,564,810	$1,574,681	$1,621,454	$1,635,088	$1,712,875
Deposits	$966,825	$1,096,323	$1,058,365	$1,043,189	$1,109,441	$1,145,709	$1,173,749	$1,242,957
Borrowed funds	312,576	278,013	297,369	337,457	276,531	283,095	268,098	278,901
Other liabilities	15,915	15,195	16,797	16,666	17,165	17,862	17,247	18,496
Shareholders' equity	163,516	163,809	167,141	167,498	171,544	174,788	175,994	172,521
Total liabilities & equity	$1,458,832	$1,553,340	$1,539,672	$1,564,810	$1,574,681	$1,621,454	$1,635,088	$1,712,875
Income and Comprehensive Income Statements
Interest income	$12,365	$12,574	$12,833	$13,038	$13,276	$13,600	$13,283	$13,600
Interest expense	2,663	2,496	2,322	2,393	2,547	2,649	2,754	2,862
Net interest income	9,702	10,078	10,511	10,645	10,729	10,951	10,529	10,738
Provision for loan losses	500	400	200	450	375	375	375	475
Net interest income after provision for loan losses	9,202	9,678	10,311	10,195	10,354	10,576	10,154	10,263
Non-interest income	3,658	2,834	2,975	2,763	2,964	3,006	3,469	3,060
Non-interest expense	7,265	6,980	7,707	7,944	7,200	7,245	7,405	7,533
Income before taxes	5,595	5,532	5,579	5,014	6,118	6,337	6,218	5,790
Income taxes	1,420	1,458	1,391	1,245	1,615	1,713	1,656	1,470
Net income	$4,175	$4,074	$4,188	$3,769	$4,503	$4,624	$4,562	$4,320
Basic earnings per share	$0.39	$0.38	$0.39	$0.36	$0.42	$0.43	$0.43	$0.40
Diluted earnings per share	$0.39	$0.38	$0.39	$0.35	$0.42	$0.43	$0.42	$0.39
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	$57	$(1,591)	$1,330	$(1,195)	$1,852	$1,025	$(1,292)	$(3,643)
Net unrealized gain (loss) on securities transfered from available for sale to held to maturity	(19)	(17)	(15)	(13)	(11)	(10)	9	(5)
Net unrealized gain (loss) on cash flow hedging derivative instruments	—	—	—	—	—	(135)	193	1,105
Unrecognized gain (loss) on postretirement benefit costs	—	—	—	(31)	—	—	—	54
Other comprehensive income (loss)	$38	$(1,608)	$1,315	$(1,239)	$1,841	$880	$(1,090)	$(2,489)
Comprehensive income	$4,213	$2,466	$5,503	$2,530	$6,344	$5,504	$3,472	$1,831

The First Bancorp - 2016 Form 10-K - Page 105

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
The First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The First Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We have also audited The First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The First Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The First Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, The First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 10, 2017

The First Bancorp - 2016 Form 10-K - Page 106

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2016, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its Management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's Management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Also, based on Management's evaluation, there was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting as of December 31, 2016. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective and that there were no material weaknesses.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company's internal control over financial reporting which precedes this report.

/s/ Tony C. McKim	/s/ F. Stephen Ward
Tony C. McKim, President and Director	F.Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Office)	(Principle FInancial Officer, Principal Accounting Officer)
March 10, 2017	March 10, 2017

The First Bancorp - 2016 Form 10-K - Page 107

ITEM 9B. Other Information

None

ITEM 10. Directors, Executive Officers and Corporate Governance

Information with respect to directors and executive officers of the Company required by Item 10 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2017 and is incorporated herein by reference.

ITEM 11. Executive Compensation

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2017 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and Management and related stockholder matters required by Item 12 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2017 and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence required by Item 13 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2017 and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services required by Item 14 shall be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2017 and is incorporated herein by reference.

The First Bancorp - 2016 Form 10-K - Page 108

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
Exhibit 3.5 Conformed Copy of the Company's Bylaws.
Exhibit 10.1 Employee Stock Purchase Plan, as referenced in the Company's Form S-8 filed on January 28, 2016.
Exhibit 10.2(a) Specimen Split Dollar Agreement entered into with Mr. McKim with a death benefit of $250,000. Incorporated by reference to Exhibit 10.2(a) to the Company's Form 8-K filed under item 1.01 on January 14, 2005.
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

The First Bancorp - 2016 Form 10-K - Page 109

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FIRST BANCORP, INC.

/s/ TONY C. MCKIM
Tony C. McKim, President
March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TONY C. MCKIM	/s/ F. STEPHEN WARD
Tony C. McKim, President and Director	F. Stephen Ward, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer)
March 10, 2017	March 10, 2017

/s/ DAVID B. SOULE, JR.	/s/ KATHERINE M. BOYD
David B. Soule, Jr., Director and Chairman of the Board	Katherine M. Boyd, Director
March 10, 2017	March 10, 2017

/s/ ROBERT B. GREGORY	/s/ RENEE W. KELLY
Robert B. Gregory, Director	Renee W. Kelly, Director
March 10, 2017	March 10, 2017

/s/CORNELIUS J. RUSSELL	/s/ MARK N. ROSBOROUGH
Cornelius J. Russell, Director	Mark N. Rosborough, Director
March 10, 2017	March 10, 2017

/s/ STUART G. SMITH	/s/ BRUCE A. TINDAL
Stuart G. Smith, Director	Bruce A. Tindal, Director
March 10, 2017	March 10, 2017

The First Bancorp - 2016 Form 10-K - Page 110